Form 10-Q
period 1995-03-31
DIGI INTERNATIONAL INC
filed 1995-05-12
CIK 854775

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q


   REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
/X/  EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1995.

                                OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
/X/  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number: 0-17972

                      DIGI INTERNATIONAL INC.
      (Exact name of registrant as specified in its charter)

Delaware                                41-1532464
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification Number)


6400 Flying Cloud Drive
Eden Prairie, Minnesota                         55344
(Address of principal executive offices)   (Zip Code)


                          (612) 943-9020
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     -----

On April 30, 1995, there were 13,756,367 shares of the registrant's $.01 par value Common Stock outstanding.

This document contains 12 pages.

                                INDEX


Part I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements:
               Consolidated Condensed Statements of Operations
               for the three months and six months ended
               March 31, 1995 and 1994.                           3

               Consolidated Condensed Balance Sheets as of
               March 31, 1995 and September 30, 1994.             4

               Consolidated Condensed Statements of Cash
               Flows for the three months ended
               March 31, 1995 and 1994.                           5

               Notes to Consolidated Condensed Financial
               Statements.                                        6

     ITEM 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition.     8


Part II.  OTHER INFORMATION
- - - - - - - ---------------------------
     ITEM 1.   Legal Proceedings                                 10

     ITEM 2.   Changes in Securities                             10

     ITEM 3.   Defaults Upon Senior Securities                   10

     ITEM 4.   Submission of Matters to a Vote of
               Securities Holders                                10

     ITEM 5.   Other Information                                 10

     ITEM 6.   Exhibits and Reports on Form 8-K                  10

                            DIGI INTERNATIONAL INC.
                Consolidated Condensed Statements of Operations
                                (UNAUDITED)

                                    Three Months Ended March 31  Six Months Ended March 31
                                    ---------------------------  ---------------------------
                                          1995         1994         1995         1994
                                          ----         ----         ----         ----
Net sales                              $40,075,983  $31,647,748  $77,954,911  $57,636,385
Cost of sales                           18,906,695   14,975,801   37,040,992   26,228,883
                                       -----------  -----------  -----------  -----------

Gross margin                            21,169,288   16,671,947   40,913,919   31,407,502

Operating expenses:
  Sales & marketing                      7,888,237    5,511,685   14,897,568   10,587,055
  Research & development                 3,398,490    2,550,050    6,450,956    4,318,957
  General & administrative               3,220,926    2,700,569    6,288,597    4,836,619
                                       -----------  -----------  -----------  -----------
                                        14,507,653   10,762,304   27,637,121   19,742,631
                                       -----------  -----------  -----------  -----------
Operating income                         6,661,635    5,909,643   13,276,798   11,664,871

Other income, principally interest         461,897      264,592      826,574      551,043
                                       -----------  -----------  -----------  -----------

Income before income taxes               7,123,532    6,174,235   14,103,372   12,215,914
Provision for income taxes               2,526,941    2,051,390    5,015,456    4,057,228
                                       -----------  -----------  -----------  -----------

Net income                             $ 4,596,591  $ 4,122,845  $ 9,087,916  $ 8,158,686
                                       -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------


Income per common and common
 equivalent share                         $.33         $.28         $.65         $.56
                                          ----         ----         ----         ----
                                          ----         ----         ----         ----

Weighted average common and
 common equivalent shares outstanding   14,117,274   14,732,602   14,036,061   14,697,102
                                       -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------

See accompanying notes to unaudited consolidated condensed financial statements.

                            DIGI INTERNATIONAL INC.
                      Consolidated Condensed Balance Sheets
                                (UNAUDITED)


                                                March 31,     September 30,
                                                  1995            1994
                                                  ----            ----
ASSETS
Current assets:
  Cash and cash equivalents                    $ 10,743,666    $ 13,849,017
  Marketable securities                          34,481,589      23,412,434
  Accounts receivable, net                       23,201,352      21,559,115
  Inventories, net                               24,383,413      23,359,489
  Other                                           2,388,025       2,136,113
                                               ------------    ------------
    Total current assets                         95,198,045      84,316,168

Property, equipment and improvements, net        10,775,744       9,844,801
Intangible assets, net                            7,089,453       7,682,910
Other                                               803,511         914,248
                                               ------------    ------------
    Total assets                               $113,866,753    $102,758,127
                                               ------------    ------------
                                               ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  5,979,437    $  3,929,146
  Income taxes payable                              657,282       1,027,658
  Accrued liabilities                             6,571,107       6,688,148
                                               ------------    ------------
     Total current liabilities                   13,207,826      11,644,952
Commitments
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000
   shares authorized; none outstanding
  Common stock, $.01 par value; 60,000,000
   shares authorized; 14,507,240 and
   14,474,663 shares issued                         145,072         144,747
  Additional paid-in-capital                     40,137,484      39,788,556
  Retained earnings                              71,361,349      62,273,433
                                               ------------    ------------
                                                111,643,905     102,206,736
  Unearned stock compensation                      (283,749)       (392,332)
                                                               ------------
  Treasury stock at cost, 755,229 shares        (10,701,229)    (10,701,229
                                               ------------    ------------
     Total stockholders' equity                 100,658,927      91,113,175
                                               ------------    ------------
  Total liabilities and stockholders' equity   $113,866,753    $102,758,127
                                               ------------    ------------
                                               ------------    ------------


See accompanying notes to unaudited consolidated condensed financial statements.

                           DIGI INTERNATIONAL INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31
                                (UNAUDITED)

                                                               1995           1994
                                                               ----           ----
Operating activities:
Net income                                                  $ 9,087,916    $ 8,158,686
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
    Depreciation and amortization                             1,751,958      1,530,488
    Provision for losses on accounts receivable                 108,321        308,971
    Stock compensation                                           73,664         88,249
    Changes in operating assets and liabilities              (1,352,783)   (11,600,783)
                                                            -----------    -----------
      Total adjustments                                         581,160     (9,673,075)
                                                            -----------    -----------

      Net cash provided by (used in) operating activities     9,669,076     (1,514,389)
                                                            -----------    -----------

Investing activities:
  Purchase of property, equipment and improvements           (2,089,444)    (1,857,986)
  Sale/(purchase) of marketable securities, net             (11,069,155)     9,483,286
  Business acquisition, net of cash acquired                        -       (2,536,766)
                                                            -----------    -----------

    Net cash (used in) provided by investing activities     (13,158,599)     5,088,534
                                                            -----------    -----------

Financing activities:
  Purchase of treasury stock                                                  (466,250)
  Stock option transactions, net                                384,172        787,309
                                                            -----------    -----------

     Net cash used in financing activities                      384,172        321,059
                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents         (3,105,351)     3,895,204
Cash and cash equivalents, beginning of period               13,849,017     17,831,258
                                                            -----------    -----------
Cash and cash equivalents, end of period                    $10,743,666    $21,726,462
                                                            -----------    -----------
                                                            -----------    -----------

See accompanying notes to unaudited consolidated condensed financial statements.

                           DIGI INTERNATIONAL INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.    BASIS OF PRESENTATION

The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted pursaunt to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1994 Annual Report and Form 10-K.

The financial statements presented herein, as of March 31, 1995 and for the three months and six months then ended, reflect, in the opinion of management, all adjustments (which only consist of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.    INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 1995 and September 30, 1994 consisted of the following:

                                          March 31        September 30
                                          --------        ------------
      Raw materials                     $16,222,721        $13,647,651
      Work in progress                    3,870,385          5,231,662
      Finished goods                      4,290,307          4,480,176
                                        -----------        -----------
                                        $24,383,413        $23,359,489
                                        -----------        -----------
                                        -----------        -----------


3.    INCOME PER SHARE

Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options.

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS (CONT.)


4.    COMMON STOCK

During the six months ended March 31, 1995, 32,577 shares of the Company's common stock were issued upon the exercise of outstanding stock options for 37,538 shares. The difference between the shares issued and options exercised results from the stock option plan's provision allowing the employees to elect to pay their withholding obligations through share reduction. Withholding taxes paid by the Company, as a result of the share reduction option, amounted to $108,900.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

REVENUES

Sales for the quarter and six months ended March 31, 1995, exceeded sales for the corresponding periods of 1994 by $8,428,235 and $20,318,526, respectively, which represent percentage increases of 26.6% and 35.3%, respectively. Sales in all product markets increased over prior year figures as follows:

                                                             1995
      Product             Quarterly      Six Month       Percent of Six
      Market              Increase        Increase       Month Revenue
      -------             --------        --------       -------------
      Multi-user            18.8%           24.0%            73.2%
      Remote Access        112.8%          100.6%             9.2%
      Lan Connect           37.6%           79.1%            17.6%

Sales to original equipment manufactures (OEMs) increased from 20.7% of net sales in the quarter ended March 31, 1994 to 22.4% in 1995 and 20.5% for the six months ended March 31, 1994 to 23.3% for the corresponding six month period of 1995. Sales of the Company's products in international markets increased by 14.8% on a quarterly basis and 15.8% for the first six months of 1995.

The Company believes that the revenue from its Remote Access and Lan Connect markets will continue to show rapid growth, while the Multi-user market growth will stabilize or perhaps decline slightly.

GROSS MARGINS

Gross margins increased from $16,671,947 or 52.7% of net sales for the quarter ended March 31, 1994 to $21,169,288 or 52.8% of net sales for the quarter ended March 31, 1995. For the six months ended March 31, 1994 gross margins of $31,407,502 or 54.5% of net sales, increased to $40,913,919 or 52.5% of net sales for the same period of 1995. The increase in gross margin dollars for the quarter and six month periods is primarily related to the increase in overall sales levels, while the decrease in margin percentage for the first six months of 1995 reflects the impact of lower gross margin lan connect products and increased OEM business.

OPERATING EXPENSES

Operating expenses increased from $10,762,304 for the quarter ended March 31, 1994 to $14,507,653 for the quarter ended March 31, 1995, an increase of 34.8%. Operating expenses were $19,742,631 for the six months ended March 31, 1994 and increased to $27,637,121 for the six months ended March 31, 1995, an increase of 40%. The quarterly and year-to-date increases can by attributed primarily to increased R&D and Market Development spending for new products and markets, principally in the Remote Access and Lan Connect markets, plus increased staffing levels.

NON OPERATING INCOME

Interest income increased from $264,592 for the quarter ended March 31, 1994 to $461,897 for the quarter ended March 31, 1995. For the six months ended March 31, 1994 interest income was $551,043 compared to $821,830 for the same period of 1995. These increases result from an increase in invested balances coupled with an increase in investment yield.

INCOME TAXES

The Company's effective income tax rate was 35.5% in the current quarter compared to 33.2% in the corresponding quarter of last year. The effective rate for six month period ended March 31, 1995 was 35.6% compared to 33.2% for the same period of 1994. These increases result from a decrease in the federal R&D credit and increased state taxes resulting from the MiLAN acquisition, which was completed in November 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations and proceeds from public stock offerings.

Cash flows from operations for the six months ended March 31, 1994 were negatively impacted by increased levels of inventories and accounts receivable, mainly resulting from the MiLAN acquisition. Cash flows from operations for the six months ended March 31, 1995 have returned to historical levels, which the Company expects to continue.

Investing activities for the period ended March 31, 1995, primarily include new investments of excess cash and reinvestment of maturing investments.

On March 27, 1995, the Company's board of director's authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time.

The Company expects to expend, from current funds, up to $5.5 million for plant acquisition during the next six to nine months. This will consolidate four different Minnesota locations into one facility, providing for improved operating efficiencies and control. In addition, the Company recently announced its intention to acquire Lan Access Corporation for approximately $4.25 million in cash, subject to due diligence reviews and execution of definitive agreements. The purchase will be funded from current cash and/or investment balances.

At March 31, 1995, the Company had working capital of $82.0 million, no debt and no established lines of credit. Management believes current financial resources, cash generated by operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current business operations and any anticipated business expansion.

                    PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


          EXHIBIT NUMBER           DESCRIPTION
          --------------           -----------
          3(a)           RESTATED CERTIFICATE OF INCORPORATION OF
                         THE REGISTRANT*

          3(b)           AMENDED AND RESTATED BY-LAWS OF THE
                         REGISTRANT***

          10(a)          STOCK OPTION PLAN OF THE REGISTRANT****

          10(b)          FORM OF INDEMNIFICATION AGREEMENT WITH
                         DIRECTORS AND OFFICERS OF THE
                         REGISTRANT**

          10(c)          AMENDED AND RESTATED EMPLOYMENT
                         AGREEMENT BETWEEN THE REGISTRANT AND
                         JOHN P. SCHINAS*******

          10(f)          401-(K) SAVINGS AND PROFIT SHARING PLAN
                         OF DIGI INTERNATIONAL INC.*****

          10(g)          EMPLOYMENT ARRANGEMENT BETWEEN THE
                         COMPANY AND ERVIN F. KAMM, JR.*******

          10(h)          CONSULTING ARRANGEMENT BETWEEN THE
                         COMPANY AND MYKOLA MOROZ*******

          10(n)          EMPLOYMENT ARRANGEMENT WITH RAY D.
                         WYMER******

          10(o)          EMPLOYMENT ARRANGEMENT WITH KEITH C.
                         RERICHA******

          10(p)          STAR GATE TECHNOLOGIES, INC. 401(K)
                         PLAN, AS AMENDED******

*         INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT
          NUMBER OF THE COMPANY'S FORM 10-K FOR THE YEAR ENDED
          SEPTEMBER 30, 1992 (FILE NO. 0-17972).


**        INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT
          NUMBER OF THE COMPANY'S REGISTRATION STATEMENT ON FORM
          S-1 (FILE NO. 33-30725).

***       INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT
          NUMBER OF THE COMPANY'S REGISTRATION STATEMENT ON FORM
          S-1 (FILE NO. 33-42384).

****      INCORPORATED BY REFERENCE TO EXHIBIT A TO THE
          REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING OF
          STOCKHOLDERS HELD ON JANUARY 31, 1995 (FILE NO.
          0-17972).

*****     INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT
          NUMBER OF THE COMPANY'S FORM 10-K FOR THE YEAR ENDED
          SEPTEMBER 30, 1991 (FILE NO. 0-17972).

******    INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT
          NUMBER OF THE COMPANY'S FORM 10-Q FOR THE QUARTERLY
          PERIOD ENDED JUNE 30, 1993 (FILE NO. 0-17972).

*******   INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT
          NUMBER OF THE COMPANY'S FORM 10-K FOR THE YEAR ENDED
          SEPTEMBER 30, 1994 (FILE NO. 0-17972).

         (b) Reports on Form 8-K:

             None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DIGI INTERNATIONAL INC.



Date:  May 12, 1995              By: /s/Gerald A. Wall
                                    -----------------------
                                 Gerald A. Wall
                                 Chief Financial Officer
                                 (duly authorized officer and
                                 Principal Financial Officer)