Form 10-Q
period 1995-06-30
DIGI INTERNATIONAL INC
filed 1995-08-14
CIK 854775

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


       REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
/ X /  EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1995.

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
/   /  SECURITIES EXCHANGE ACT OF 1934

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


                                612) 943-9020
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__        No _____

On July 31, 1995, there were 13,494,461 shares of the registrant's $.01 par value Common Stock outstanding.

This document contains 12 pages.

                                    INDEX


Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements:
             Consolidated Condensed Statements of Operations
             for the three months and nine months ended
             June 30, 1995 and 1994.                                       3

             Consolidated Condensed Balance Sheets as of
             June 30, 1995 and September 30, 1994.                         4

             Consolidated Condensed Statements of Cash
             Flows for the nine months ended
             June 30, 1995 and 1994.                                       5

             Notes to Consolidated Condensed Financial
             Statements.                                                   6

     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition.                8


Part II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                            10

     Item 2. Changes in Securities                                        10

     Item 3. Defaults Upon Senior Securities                              10

     Item 4. Submission of Matters to a Vote of
             Securities Holders                                           10

     Item 5. Other Information                                            10

     Item 6. Exhibits and Reports on Form 8-K                             10

                           DIGI INTERNATIONAL INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30     NINE MONTHS ENDED JUNE 30
                                       --------------------------    --------------------------
                                           1995           1994           1995           1994
                                       -----------    -----------    ------------   -----------
Net sales                              $41,179,259    $35,185,366    $119,134,170   $92,821,753

Cost of sales                           19,048,547     17,489,066      56,089,539    43,717,949
                                       -----------    -----------    ------------   -----------

Gross margin                            22,130,712     17,696,300      63,044,631    49,103,804

Operating expenses:

  Sales & marketing                      8,422,648      5,849,545      23,320,218    16,436,600

  Research & development                 3,838,933      2,688,098      10,289,890     7,007,056

  General & administrative               2,983,629      2,922,270       9,266,713     7,722,436
                                       -----------    -----------    ------------   -----------

Total operating expenses                15,245,210     11,459,913      42,876,821    31,166,092
                                       -----------    -----------    ------------   -----------

Operating income                         6,885,502      6,236,387      20,167,810    17,937,712

Other income, principally interest         610,450        235,173       1,428,656       749,766
                                       -----------    -----------    ------------   -----------

Income before income taxes               7,495,952      6,471,560      21,596,466    18,687,478

Provision for income taxes               2,648,560      2,255,453       7,664,014     6,312,684
                                       -----------    -----------    ------------   -----------

Net income                              $4,847,392     $4,216,107     $13,932,452   $12,374,794
                                       -----------    -----------    ------------   -----------
                                       -----------    -----------    ------------   -----------

Income per common and common
  equivalent share                           $0.35          $0.29           $0.99         $0.85

Weighted average common and common
  equivalent shares outstanding         14,035,180     14,607,204      14,035,939    14,644,358
                                       -----------    -----------    ------------   -----------
                                       -----------    -----------    ------------   -----------


See accompanying notes to unaudited consolidated condensed financial statements.

                           DIGI INTERNATIONAL INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

                                                       JUNE 30      SEPTEMBER 30
                                                         1995            1994
                                                    ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                          $11,351,672     $13,849,017
  Marketable securities                               29,905,131      23,412,434
  Accounts receivable, net                            23,976,182      21,559,115
  Inventories, net                                    25,826,968      23,359,489
  Other                                                2,289,972       2,136,113
                                                    ------------    ------------
    Total current assets                              93,349,925      84,316,168

Property, equipment and improvements, net             11,482,808       9,844,801
Intangible assets, net                                 8,125,876       7,682,910
Other                                                  1,400,362         914,248
                                                    ------------    ------------
    Total assets                                    $114,358,971    $102,758,127
                                                    ------------    ------------
                                                    ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $6,558,055      $3,929,146
  Income taxes payable                                   600,336       1,027,658
  Accrued expenses                                     7,380,776       6,688,148
                                                    ------------    ------------
    Total current liabilities                         14,539,167      11,644,952

Commitments
Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized;
    none outstanding
  Common stock, $.01 par value;
    60,000,000 shares authorized;
    14,527,190 and 14,474,663 shares
    outstanding                                          145,272         144,747
  Additional paid-in capital                          40,351,141      39,788,556
  Retained earnings                                   76,205,885      62,273,433
                                                    ------------    ------------
                                                     116,702,298     102,206,736
  Unearned stock compensation                           (250,952)       (392,332)
  Treasury stock, at cost, 1,032,729 and
    755,229 shares                                   (16,631,542)    (10,701,229)
                                                    ------------    ------------
     Total stockholders' equity                       99,819,804      91,113,175
                                                    ------------    ------------
     Total liabilities and stockholders' equity     $114,358,971    $102,758,127
                                                    ------------    ------------
                                                    ------------    ------------


      See accompanying notes to unaudited condensed financial statements.

                           DIGI INTERNATIONAL INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      for the nine months ended June 30
                                 (UNAUDITED)

                                                          1995          1994
                                                      -----------    -----------
Operating activities:

Net Income                                            $13,932,452    $12,374,794
Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation and amortization                       2,617,146      1,823,734
    Provision for losses on accounts receivable           113,927        420,845
    Provision for inventory obsolescence                  192,000        425,217
    Stock compensation                                    106,461        154,373
    Changes in operating assets and liabilities        (2,936,231)   (17,634,878)
                                                      -----------    -----------
      Total adjustments                                    93,303    (14,810,709)
                                                      -----------    -----------
      Net cash provided by (used in) operating
        activities                                     14,025,755     (2,435,915)
                                                      -----------    -----------
Investing activities:
  Purchase of property, equipment and improvements
    and other                                          (4,698,119)    (2,984,485)
  Net proceeds from maturity (purchases) of
    marketable securities                              (6,492,697)    12,365,031
  Business acquisition                                                (2,536,766)
                                                       -----------    -----------
      Net cash (used in) provided by investing
        activities                                    (11,190,816)     6,843,780
                                                      -----------    -----------
Financing activities:
  Purchase of treasury stock                           (5,930,313)    (4,387,500)
  Stock option transactions                               598,029        681,094
                                                      -----------    -----------
     Net cash used in financing activities             (5,332,284)    (3,706,406)
                                                      -----------    -----------
Net (decrease) increase in cash and cash equivalents   (2,497,345)       701,459
Cash and cash equivalents, beginning of period         13,849,017     17,831,258
                                                      -----------    -----------
Cash and cash equivalents, end of period              $11,351,672    $18,532,717
                                                      -----------    -----------
                                                      -----------    -----------

                           DIGI INTERNATIONAL INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (unaudited)


1. BASIS OF PRESENTATION

The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1994 Annual Report and Form 10-K.

The financial statements presented herein as of June 30, 1995 and for the three months and nine months then ended reflect, in the opinion of management, all adjustments (which only consist of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 1995 and September 30, 1994 consisted of the following:

                                                   JUNE 30      SEPTEMBER 30
                                                 -----------    ------------
Raw materials                                    $13,635,588     $13,647,651
Work in progress                                   5,263,174       5,231,662
Finished goods                                     6,928,206       4,480,176
                                                 -----------     -----------
                                                 $25,826,968     $23,359,489
                                                 -----------     -----------
                                                 -----------     -----------

3.  INCOME PER SHARE

Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options.

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS (Cont.)

4.  COMMON STOCK

During the nine months ended June 30, 1995, 52,527 shares of the Company's common stock were issued upon the exercise of outstanding stock options for 58,694 shares. The difference between the shares issued and options exercised results from the stock option plan's provision allowing the employees to elect to pay their withholding obligations through share reduction. Withholding taxes paid by the Company, as a result of the share reduction option, amounted to $144,071.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

REVENUES

Sales for the quarter and nine months ended June 30, 1995, exceeded sales for the corresponding periods of 1994 by $5,993,893 and $26,312,417, respectively, which represent percentage increases of 17.0% and 28.3%, respectively. Sales in all product markets increased over prior year figures as follows:

                                                                1995
PRODUCT                      QUARTERLY      NINE MONTH     PERCENT OF NINE
MARKET                       INCREASE        INCREASE       MONTH REVENUE
-------                      ---------      ----------     ---------------
Multi-user                     10.3%           19.3%             65.5%
Remote Access                  37.0%           69.6%             13.5%
Lan Connect                    29.4%           57.6%             17.9%

Sales to original equipment manufactures (OEMs) increased from 22.8% of net sales in the quarter ended June 30, 1994 to 23.6% in 1995 and 20.2% for the nine months ended June 30, 1994 to 23.4% for the corresponding nine month period of 1995. Sales of the Company's products in international markets increased by 30.3% on a quarterly basis and 20.3% for the first nine months of 1995.

The Company believes that the revenue from its Remote Access and Lan Connect markets will continue to show rapid growth, while the Multi-user market growth will stabilize or perhaps decline slightly.

GROSS MARGINS

Gross margins increased from $17,696,300 or 50.3% of net sales for the quarter ended June 30, 1994 to $22,130,712 or 53.7% of net sales for the quarter ended June 30, 1995. For the nine months ended June 30, 1994 gross margins of $49,103,804 or 52.9% of net sales, increased to $63,044,631 or 52.9% of net sales for the same period of 1995. The increase in gross margin for the quarter is primarily related to the increase in higher margin sales to the distribution market.

OPERATING EXPENSES

Operating expenses increased from $11,459,913 for the quarter ended June 30, 1994 to $15,245,210 for the quarter ended June 30, 1995, an increase of 33.0%. Operating expenses were $31,166,092 for the nine months ended June 30, 1994 and increased to $42,876,821 for the nine months ended June 30, 1995, an increase of 37.6%. The quarterly and year-to-date increases can by attributed primarily to increased R&D and market development spending for new products and markets, principally in the Remote Access and Lan Connect markets, plus increased staffing levels.

NON OPERATING INCOME

Interest income increased from $235,173 for the quarter ended June 30, 1994 to $610,450 the quarter ended June 30, 1995. For the nine months ended June 30, 1994 interest income was $749,766 compared to $1,428,656 for the same period of 1995. These increases result from an increase in invested balances coupled with an increase in investment yield.

INCOME TAXES

The Company's effective income tax rate was 35.3% in the current quarter compared to 34.9% in the corresponding quarter of last year. The effective rate for the nine month period ended June 30, 1995 was 35.5% compared to 33.8% for the same period of 1994. These increases result from a decrease in the federal R&D credit and increased state taxes resulting from the MiLAN acquisition, which was completed in November 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations and proceeds from public stock offerings.

Cash flows from operations for the nine months ended June 30, 1994 were negatively impacted by increased levels of inventories and accounts receivable primarily from growth in operations including MiLAN. Cash flows from operations for the nine months ended June 30, 1995 have returned to historical levels, which the Company expects to continue.

Investing activities for the period ended June 30, 1995, primarily include new investments of excess cash and reinvestment of maturing investments.

On March 27, 1995, the Company's board of directors authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time.

The Company expects to expend, from current funds, up to $5.5 million for plant acquisition during the next six to nine months. This plant will consolidate three different Minnesota locations into one facility, providing for improved operating efficiencies and control. In addition, the Company recently announced its intention to acquire Lan Access Corporation. The purchase will be funded from current cash and/or investment balances.

At June 30, 1995, the Company had working capital of $78.8 million, no debt and no established lines of credit. Management believes current financial resources, cash generated by operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current business operations and any anticipated business expansion.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

          EXHIBIT NUMBER                    DESCRIPTION
          --------------                    -----------
               3(a) Restated Certificate of Incorporation of the Registrant*

               3(b)          Amended and Restated By-Laws of the
                             Registrant**

               10(l)         Employment arrangement between the
                             Company and Gary L. Deaner for
                             fiscal 1995.

               10(m)         Employment arrangement between the
                             Company and Gerald A. Wall for
                             fiscal 1995.

               10(n)(1)      Employment arrangement with Ray D. Wymer.

               27            Financial Data Schedule

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

                                       DIGI INTERNATIONAL INC.

Date:  August 14, 1995                 By:   /s/ Gerald A. Wall
                                          --------------------------------
                                       Gerald A. Wall
                                       Chief Financial Officer
                                       (duly authorized officer and
                                       Principal Financial Officer)