Form 10-K405
period 1995-09-30
DIGI INTERNATIONAL INC
filed 1995-12-28
CIK 854775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 1995 or
                          ------------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-17972
                       -------

                             DIGI INTERNATIONAL INC.
        ------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Delaware                           41-1532464
     -------------------------------        ----------------------
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification No.)

          6400 Flying Cloud Drive
          Eden Prairie, Minnesota                    55344
     ----------------------------------------     ----------
     (Address of principal executive officers)    (Zip Code)

Registrant's telephone number, including area code:  (612) 943-9020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.
                                 YES    X    NO
                                     -----       -------

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on a closing price of $23.00 per share as reported on the National Association of Securities dealers Automated Quotation System - National Market System on December 13, 1994 was $258,986,141.

Shares of common stock outstanding as of December 13, 1995: 13,228,442.

DOCUMENTS INCORPORATED BY REFERENCE


The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the Registrant's Annual Report to Stockholders for the year ended September 30, 1995 and Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled for January 31, 1996, a definitive copy of which was filed on December 27, 1995. All such information set forth below under the heading "Reference" is incorporated herein by reference.



PART I        ITEM IN FORM 10-K                                   REFERENCE
------        -----------------                                   ----------
Item 1.       Business                                            Business, pages 4 through
                                                                  7, this document

Item 2.       Properties                                          Properties, page 7
                                                                  this document

Item 3.       Legal Proceedings                                   Legal Proceedings, page 8
                                                                  this document

Item 4.       Submission of Matters to a                          Submission of Matters
              to Vote of Security Holders                         a Vote of Security
                                                                  Holders, page 8, this
                                                                  document


PART II
-------
Item 5.       Market for Registrant's                             Stock Listing; Dividend
              Common Equity and Related                           Policy, page 32, Annual
              Stockholder Matters                                 Report to Stockholders

Item 6.       Selected Financial Data                             Financial Highlights, and
                                                                  Selected Financial
                                                                  Information, pages 3 & 4,
                                                                  Annual Report to
                                                                  Stockholders

Item 7.       Management's Discussion                             Management's Discussion
              And Analysis of Financial                           and Analysis of Financial
              Condition and Results of                            Condition and Results of
              Operations                                          Operations, pages 20 and
                                                                  21, Annual Report to Stockholders

Item 8.       Financial Statements and                            Annual Report to Stock-
              Supplementary Data                                  holders, pages 22 through
                                                                  31



Item 9.       Changes in and Disagree-                            Changes in and Dis-
              ments with Accountants on                           agreements with
              Accounting and Financial                            Accountants on Accounting and Financial Disclosure,
              Disclosure                                          page 8, this document


PART III      ITEM IN FORM 10-K                                   REFERENCE
--------      -----------------                                   ----------

Item 10.      Directors of the Registrant                         Election of Directors,
                                                                  Proxy Statement

              Executive Officers of                               Executive Officers of the
              the Registrant                                      Registrant, pages 8 through 10,this document

              Compliance with Section                             Section 16(a) Reporting,
              16(a) of the Exchange Act                           Proxy Statement


Item 11.      Executive Compensation                              Executive Compensation;
                                                                  Election of Directors,
                                                                  Summary Compensation
                                                                  Table; Option Grants in
                                                                  Last Fiscal Year;
                                                                  Aggregated Option
                                                                  Exercises in the Last
                                                                  Fiscal Year and Year-end
                                                                  Option Values, Employment
                                                                  Contracts; Severance,
                                                                  Termination of Employment
                                                                  and Change-in-Control
                                                                  Arrangements; Performance
                                                                  Evaluation, Proxy
                                                                  Statement

Item 12.      Security Ownership of                               Security Ownership of
              Certain Beneficial Owners                           Principal Stockholders
              and Management                                      and Management, Proxy
                                                                  Statement

Item 13.      Certain Relationships and                           Certain Relationships and
                                                                  Related TransactionsRelated Transactions,
                                                                  Proxy Statement


PART IV
-------

Item 14.      Exhibits, Financial                                 Exhibits, Financial State
              Statement Schedules and                             ment Schedules and
              Reports on Form 8-K                                 Reports on Form 8-K,
                                                                  pages 10 through 12, this
                                                                  document

                             DIGI INTERNATIONAL INC.

                                    FORM 10-K

                          Year ended September 30, 1995

PART I

ITEM 1.   BUSINESS

     Digi International Inc. (the "Company") was formed in 1985 and is a leading producer of data communications hardware and software products that deliver solutions for multiuser environments, remote access markets both LAN and WAN, and the LAN connect market.

     The Company's multiuser products connect terminals, PCs running terminal emulation software, and other serial devices, to a PC-based host. This pathway enables users to share the processing power of a single host computer. These products are ideal for companies-or workgroups within companies-that need easy, low-cost system management and high performance at the lowest cost per user. These products are ideal for point-of-sale applications, on-line transaction processing, factory automation, dial-in/dial-out connections and data dissemination.

     The Company's multiuser solutions support from one to 224 high-speed serial ports through a single expansion slot or as many as 1,792 ports through a single host (eight expansion slots). In addition to maximizing the capabilities of a multiuser system by enabling hundreds of users to be connected to a system, an equally important benefit is the product's ability to quickly and accurately transmit data, eliminating the information bottlenecks that result when multiple users or devices share one processing unit.

     The Company's remote access products address the need to connect telecomuters and branch offices to corporate LANs, other branches, other individuals through server-centric and standalone product solutions. Only the Company has solutions for each portion of this large and fast growing market. The Company entered the standalone solution market with the acquisition of Lan Access Corporation in September 1995 in a cash transaction of approximately $5.5 million.

     The Company's ISDN products address the need for high-speed remote access which is necessary for LAN-to-LAN (WAN) internetworking and for accessing the Internet.

     The Company entered the LAN Connect market with its acquisition of MiLAN Technology Corporation in November 1993.

      The Company's LAN connect group provides cost-effective and power-efficient Ethernet and Token Ring networking products through three groups:

          1) The original "physical layer" line of products that allow users to easily build and expand networks using single and multiport transceivers, converters, modular microhubs and modular repeaters.

          2) Products based on the innovative FastPort line, which makes print sharing convenient and affordable. The FastPort line includes the industry's first multiprotocol network print server providing access to any printer on an Ethernet or Token Ring network without the inconvenience and expense of spooling through a workstation or server.

          3) Network performance enhancement products, including the first comprehensive family of physical layer connectivity solutions for Fast Ethernet.

     The Company's products are sold through a network of more than 109 distributors in the United States, Canada and 56 countries worldwide.

     Committed to the development and evolution of innovative connectivity and networking solutions, the Company works closely with customers and marketing partners to meet the changing needs of the communications and networking marketplace.

     The Company markets its products to a broad range of customers, including major domestic and international distributors, system integrators, VARs and OEMs. In July 1991, the Company opened a sales support office in Germany to increase sales support to the European distribution network for its DigiBoard products. In October 1993, the Company opened a sales support office in Singapore to increase sales support to the Pacific Rim distribution network for its products.

     To serve these markets, the Company (i) offers products that, in the opinion of management, provide superior performance relative to current standards and application requirements, (ii) provides products that are compatible with a broad array of operating systems and microcomputer and workstation architectures, and (iii) provides, in the opinion of management, superior technical support, including frequent and timely product updates and ready access to the Company's support staff.

     The microcomputer industry is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company believes that it is the market leader in the multiuser market segment of the computer industry and is the leader in the server centric portion of the remote access portion of that market. With respect to the standalone portion of the remote access market and the LAN connect market, the Company believes it commands less than a 5% market share.

     The Company's manufacturing operations procure all parts and certain services involved in the production of products. The Company subcontracts most of its product manufacturing to outside firms that specialize in providing such services. The Company believes that this approach to manufacturing is beneficial because it permits the Company to reduce its fixed costs, maintain production flexibility and maximize its profit margins.

     The Company's products are manufactured to its designs with standard and semi-custom components. Virtually all of these components are available from multiple vendors.

     During fiscal years 1993, 1994 and 1995, the Company's research and development expenditures were $5,187,337, $9,833,859, and $14,676,683 respectively.

     Due to the rapidly changing technology in the computer industry, the Company believes that its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. Although the Company may seek patents where appropriate and has certain patent applications pending for proprietary technology, the Company's proprietary technology or products are generally not patented. The Company relies primarily on the copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company has established common law and registered trademark rights on a family of marks for a number of its products.

     At September 30, 1995, the Company had 605 full-time employees.

     During the year ended September 30, 1995, two customers comprised more than 10% of net sales; Ingram Micro at 12.5% and IBM at 11.7%. During 1994, one company (Ingram Micro) accounted for 11.8% of net sales. During 1993, two customers comprised more than 10% of net sales; Ingram Micro at 10.3% and IBM at 10.8%.

     As of November 30, 1995, the Company had backlog orders which management believed to be firm in the amount of $11,314,685. All of these orders are expected to be filled in the current fiscal year. Backlog at November 30, 1994 was $9,390,100.

     During fiscal years 1993, 1994 and 1995, the Company's net sales to customers outside the United States, primarily in Europe, amounted to approximately $20,000,000, $28,000,000, and $33,000,000, respectively.

ITEM 2. PROPERTIES

        The Company's headquarters and research facilities are currently located in a 30,000 square foot office building in Eden Prairie, Minnesota which the Company acquired in December 1990 and has occupied since January 1991. The Company purchased a 133,000 square foot building in September 1995 which will become the corporate office and the primary research site in February 1996. The Company's primary manufacturing facilities are currently located in a 58,000 square foot building in Eden Prairie, Minnesota, which the Company purchased in May 1993 and has occupied since August 1993. Additional office and research facilities are located in a 17,000 square foot facility in Nashville, Tennessee, the lease for which expires in September 2000; a 22,000 square foot facility in Solon, Ohio, the lease for which expires in January 1996; a 46,000 square foot facility in Sunnyvale, California, the lease for which expires in April 2003, with additional temporary office space in a 10,000 square foot building, located in Sunnyvale, California the lease for which expires in December 1995 and; a 10,525 square foot building in Torrance, California the lease for which expires in January 1997. The Company's sales support office in Germany is located in a 3,400 square foot office in Cologne, Germany, the lease for which expires in November 1998. The Company's sales support office in Asia is located in a 1,600 square foot office in Singapore, the lease for which expires in October 1997. Management believes that the Company's facilities are suitable and adequate for current office, research and warehouse requirements, and that its manufacturing facilities provide sufficient productive capacity to meet the Company's currently anticipated needs.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company or any of its subsidiaries is a party or to which any of its or its subsidiaries' property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the quarter ended September 30, 1995.

PART II

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

          Name                Age       Position
          ----                ---       --------
          John P. Schinas     58        Chairman of the Board of
                                        Directors

          Ervin F. Kamm, Jr.  56        President and Chief
                                        Executive Officer

          Mykola Moroz        58        Former President and
                                        Chief Executive Officer

          Gary L. Deaner      55        Vice President of the
                                        Company and General
                                        Manager of LAN Connect
                                        PMU

          Gerald A. Wall      49        Vice President, Chief
                                        Financial Officer and
                                        Treasurer

          Ray D. Wymer, Jr.   39        Vice President of the
                                        Company and General
                                        Manager of the Multi
                                        Connect PMU

          Keith C. Rericha    40        Vice President of Support
                                        Services

          Joseph A. Diodati   53        Vice President of
                                        Marketing and Strategic
                                        Planning

          Douglas J. Glader   52        Vice President of
                                        Operations

          Dana R. Nelson      47        Vice President of Sales

          James R. Baker      50        Vice President of
                                        Technology and Standards

Mr. Schinas, founder of the Company, retired as Chief Executive Officer effective January 27, 1992. He has been a member of the Board of Directors since the Company's inception in July 1985 and was elected Chairman of the Board of Directors in July 1991. From July 1985 to July 1991, Mr. Schinas also served the Company as President and Treasurer.

Mr. Kamm has been a member of the Board of Directors since December 1994 and President and Chief Executive Officer of the Company since November 30, 1994. From May 1988 to November 1994, he served as President and Chief Operating Officer of Norstan Inc., a distributor of telecommunications products. From February 1988 to May 1988, he was President of Norstan Communications, Inc. Mr. Kamm is also a director of Aequitron Medical Inc., Micromedics Inc. and the Institute for Advanced Technology.

Mr. Moroz, a founder of the Company, has been a member of the Board of Directors since July 1991 and a consultant to the Company on manufacturing operations since December 1994. He was President of the Company from July 1991 to November 1994 and Chief Executive Officer from January 1992 to November 1994. Mr. Moroz was Chief Operating Officer of the Company from July 1991 to January 1992. From October 1985 to July 1991, he occupied various management positions with the Company, including Senior Vice President, Vice President and irector of Manufacturing Operations. Mr. Moroz is also a director of Parts 1, Inc., a privately held corporation that is a supplier to the Company.

Mr. Deaner has been Vice President of the Company since October 1990. Since March 1991, to September 30, 1995, he has also served as President of the Company's Arnet and MiLAN subsidiaries. Currently, he is General Manager of the Remote Access PMU. From August 1985 to October 1990, Mr. Deaner was employed by the Company as Director of Marketing.

Mr. Wall has been Vice President, Chief Financial Officer and Treasurer of the Company since July 1991. He joined the Company as Chief Financial Officer/Director of Finance and Administration in August 1989.

Mr. Wymer has been Vice President of the Company since April 1993 when Star Gate was acquired. From 1984 to September 30, 1995, he has served as President of Star Gate and currently is General manager of Multi-Connect PMU.

Mr. Rericha has been Vice President of the Company since April 1993 when Star Gate was acquired. From 1984 to September 30, 1995, he has served as Executive Vice President of Star Gate and currently is Vice President of Support Services.

Mr. Diodati, 52, was named Vice President of Marketing in March 1995. Since joining the company in April 1992, he has served as Director of Marketing and Strategic Planning and Divisional Vice President of Marketing and Strategic Planning. Prior to joining Digi International Inc., he served as Vice President of Marketing and Sales at Saratoga Group and served in a similar capacity at Viewport Technology.

Mr. Glader, 52, was named Vice President of Operations in February 1995. Before that, he was formerly Director of Manufacturing and Operations for MiLAN Technology Corporation. He began his career with Memorex Corporation and also worked for Measurex Corporation, Altus Corporation and Direct Incorporated. He founded and was vice president of operations for Greyhawk Systems, Inc., a manufacturer of electronic imaging hardware and software.

Mr. Nelson, 47, was named to the position of Vice President of Sales for Digi International effective June 1, 1995. From 1983 to 1995, Nelson was with Ascom Timeplex, most recently as Vice President of Worldwide Sales. Ascom Timplex is a worldwide leader in LAN and WAN networking solutions.

Mr. Baker, 50, joined the Company in October 1995 as Vice President of Technology and Standards. From 1991 to 1995, Baker was Senior Vice President, Telecommunications, for Loral Corporation where he managed the synchronous transfer mode (ATM) switching products business. Before that, Baker held a variety of positions, including tenures at GTE and Harris Corporation.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a)  Consolidated Financial Statements and Schedules

          1. Incorporated by reference to pages 22 through 31 of the Company's 1995 Annual Report to Stockholders:

                    Consolidated Statements of Operations for the fiscal years ended 1995, 1994 and 1993

                    Consolidated Balance Sheets as of September 30, 1995 and
                    1994

                    Consolidated Statements of Cash Flows for the fiscal years ended 1995, 1994 and 1993

                    Consolidated Statements of Stockholders' Equity for the fiscal years ended 1995, 1994 and 1993

                    Notes to Consolidated Financial Statements

                    Report of Independent Accountants

          2.   Included in Part II:

                    Report of Independent Accountants on Financial Statement Schedules

                    Schedule II - Valuation and Qualifying
                         Accounts

     All other schedules are omitted because they are not applicable or are not required.

     (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

     (c)  Exhibits

          Exhibit Number           Description
          --------------           -----------
          3(a)      Restated Certificate of Incorporation of the Registrant*

          3(b)      Amended and Restated By-Laws of the Registrant**

          10(a)     Stock Option Plan of the Registrant***

          10(b) Form of indemnification agreement with directors and officers of the Registrant*

          10(f) 401-(K) Savings and Profit Sharing Plan of Digi International Inc.****

          10(g) Amended and Restated Employment Agreement between the Company and Ervin F. Kamm, Jr.

          10(n) Employment Agreement with Ray D.Wymer, as amended by Amendment No. 1 to Employment Agreement

          10(o) Employment Agreement with Keith C.Rericha, as amended by Amendment No. 1 to Employment Agreement

          10(p) Employment arrangement between the Registrant and Douglas Glader for fiscal 1995

          10(q) Employment arrangement between the Registrant and Dana R. Nelson for fiscal 1995 and 1996

          11        Detail computation of earnings per share

          13 1995 Annual Report to Stockholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange
                    Commission).

          21        Subsidiaries of the Registrant

          23        Consent of Independent Accountants

          27        Financial Data Schedule

* Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File No.33-30725).

** Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File No.33-42384).

*** Incorporated by reference to Exhibit A to the Registrant's Proxy Statement for its Annual Meeting of Stockholders scheduled for January 31, 1996 (File No. 0-17972).

**** Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1991.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGI INTERNATIONAL INC.

     December 28, 1995                  By:/s/ Ervin F. Kamm, Jr.
-------------------------------            -------------------------------
          Date                          Ervin F. Kamm, Jr.
                                        President and Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     December 28, 1995                  By:/s/ Ervin F. Kamm, Jr.
-------------------------------            -------------------------------
          Date                          Ervin F. Kamm, Jr.
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)

     December 28, 1995                  By:/s/ Gerald A. Wall
-------------------------------            -------------------------------
          Date                          Gerald A. Wall
                                        Vice President, Chief
                                        Financial Officer and
                                        Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

     December 28, 1995                  /s/ Willis K. Drake
-------------------------------         ----------------------------------
          Date                          Willis K. Drake

     December 28, 1995                  /s/ Richard E. Eichhorn
-------------------------------         ----------------------------------
          Date                          Richard E. Eichhorn

     December 28, 1995                  /s/ Ervin F. Kamm, Jr.
-------------------------------         ----------------------------------
          Date                          Ervin F. Kamm, Jr.

     December 28, 1995                  /s/ Mykola Moroz
-------------------------------         ----------------------------------
          Date                          Mykola Moroz

     December 28, 1995
-------------------------------         ----------------------------------
          Date                          Richard E. Offerdahl

     December 28, 1995
-------------------------------         ----------------------------------
          Date                          John P. Schinas

     December 28, 1995                  /s/ Dr. Jagdish Sheth
-------------------------------         ----------------------------------
          Date                          Dr. Jagdish Sheth

     December 28, 1995                  /s/ David Stanley
-------------------------------         ----------------------------------
          Date                          David Stanley

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Digi International Inc.:

    Our report on the consolidated financial statements of Digi International Inc. has been incorporated by reference in this Form 10-K from page 31 of the 1995 Annual Report to Stockholders of Digi International Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 on page 11 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
November 15, 1995

                            DIGI INTERNATIONAL INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                        CHARGED TO
                                           BALANCE AT    CHARGED TO        OTHER        DEDUCTIONS    BALANCE AT
DESCRIPTION                                  OF YEAR       EXPENSE       ACCOUNTS     FROM ALLOWANCE  END OF YEAR
-----------------------------------------  -----------  -------------  -------------  --------------  -----------
Deducted from Accounts Receivable:
Year ended September 30, 1993
  Allowance for doubtful accounts........      391,000        397,358                     429,358(1)      359,000
Year ended September 30, 1994
  Allowance for doubtful accounts........      359,000        608,001      84,581(2)      410,082(1)      641,500
Year ended September 30, 1995
  Allowance for doubtful accounts........      641,500        243,895                     228,895(1)      656,500
Deducted from Inventory:
Year ended September 30, 1993
  Allowance for inventory obsolesence....       81,000        274,000                                     355,000
Year ended September 30, 1994
  Allowance for inventory obsolesence....  $   355,000  $   1,071,741  $   72,441(2)  $   817,182(3)  $   682,000
Year ended September 30, 1995
  Allowance for inventory obsolesence....  $   682,000  $     716,300                 $   586,300(3)  $   812,000

------------------------

(1) Uncollectible accounts charged against allowance.

(2) Balance of MiLAN Technology Corporation at date of acquisition.

(3) Scraped inventory charged against allowance.