Form 10-Q
period 1995-12-31
DIGI INTERNATIONAL INC
filed 1996-02-14
CIK 854775

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES /X/ EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1995.

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

                                    Yes  X        No
                                       _____        _____

On January 31, 1996, there were 13,228,442 shares of the registrant's $.01 par value Common Stock outstanding.

                                       INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements:
               Consolidated Condensed Statements of Operations
               for the three months ended December 31, 1995
               and 1994.                                             3

               Consolidated Condensed Balance Sheets as of
               December 31, 1995 and September 30, 1995.             4

               Consolidated Condensed Statements of Cash
               Flows for the three months ended
               December 31, 1995 and 1994.                           5

               Notes to Consolidated Condensed Financial
               Statements.                                           6

     ITEM 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition.        8


PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                    10

     ITEM 2.   Changes in Securities                                10

     ITEM 3.   Defaults Upon Senior Securities                      10

     ITEM 4.   Submission of Matters to a Vote of                   10
               Securities Holders

     ITEM 5.   Other Information                                    11

     ITEM 6.   Exhibits and Reports on Form 8-K                     11

                             DIGI INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (UNAUDITED)


                                                    1995          1994
                                                ------------  ------------
Net sales                                       $43,866,263   $37,878,928
Cost of sales                                    19,987,202    17,898,419
                                                ------------  ------------
Gross margin                                     23,879,061    19,980,509

Operating expenses:
   Sales & marketing                            8,820,102     6,735,572
   Research & development                         4,144,836     2,643,255
   General & administrative                       3,898,356     3,961,352
                                                ------------  ------------
Total operating expenses                         16,863,294    13,340,179
                                                ------------  ------------
Operating income                                  7,015,767     6,640,330
Other income, principally interest                  393,360       339,510
                                                ------------  ------------
Income before income taxes                        7,409,127     6,979,840
Provision for income taxes                        2,607,899     2,488,515
                                                ------------  ------------
Net income                                       $4,801,228    $4,491,325
                                                ------------  ------------
                                                ------------  ------------

Income per common and common
  equivalent share:                                   $0.35         $0.32
                                                ------------  ------------
                                                ------------  ------------
Weighted average common and common
  equivalent shares outstanding                  13,902,733    13,961,227
                                                ------------  ------------
                                                ------------  ------------

See accompanying notes to unaudited consolidated condensed financial statements

                             DIGI INTERNATIONAL INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               December 31        September 30
                                                                   1995               1995
                                                                (UNAUDITED)
ASSETS                                                        --------------     --------------
Current assets:
   Cash and cash equivalents                                     $1,049,727         $5,103,731
   Marketable securities                                         14,711,797         27,968,775
   Accounts receivable, net                                      33,499,504         31,960,936
   Inventories, net                                              29,579,975         27,019,085
   Other                                                          4,532,589          2,225,058
                                                              --------------     --------------
        Total current assets                                     83,373,592         94,277,585

Property, equipment and improvements, net                        18,724,922         17,716,819
Intangible assets, net                                           11,518,420         11,633,305
Note receivable and other                                         5,641,326          2,415,755
                                                              --------------     --------------
        Total assets                                           $119,258,260       $126,043,464
                                                              --------------     --------------
                                                              --------------     --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $  8,749,080       $ 12,106,515
   Income taxes payable                                           1,596,895
   Accrued expenses:
     Advertising                                                  3,353,570          2,235,946
     Compensation                                                 1,095,714          4,932,987
     Other                                                          789,891            941,469
                                                              --------------     --------------
        Total current liabilities                                15,585,150         20,216,917
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value;
     2,000,000 shares authorized;
     none outstanding
   Common stock, $.01 par value;
     60,000,000 shares authorized;
     14,576,171 and 14,562,958 shares
     outstanding                                                    145,762            145,630
   Additional paid-in capital                                    41,522,421         41,306,320
   Retained earnings                                             86,405,754         81,604,526
                                                              --------------     --------------
                                                                128,073,937        123,056,476
   Less unearned stock compensation                                (519,946)          (598,387)
   Treasury stock, at cost, 1,347,729 and 1,032,729 shares      (23,880,881)       (16,631,542)
                                                              --------------     --------------
        Total stockholders' equity                              103,673,110        105,826,547
                                                              --------------     --------------
     Total liabilities and stockholders' equity                $119,258,260       $126,043,464
                                                              --------------     --------------
                                                              --------------     --------------




See accompanying notes to unaudited consolidated condensed financial statements.

                             DIGI INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (UNAUDITED)




                                                                       1995               1994
                                                                  ---------------    --------------
Operating activities:

Net Income                                                          $  4,801,228      $  4,491,325
Adjustments to reconcile net income to
  cash (used in) provided by operating activities:
   Depreciation and amortization                                       1,251,733           842,297
   Provision for losses on accounts receivable                            39,280            68,670
   Provision for inventory obsolescence                                  179,012            45,000
   Stock compensation                                                     78,441            37,620
   Changes in operating assets and liabilities                       (11,107,061)       (1,008,785)
                                                                  ---------------    --------------
      Total adjustments                                               (9,558,595)          (15,198)
                                                                  ---------------    --------------
       Net cash (used in) provided by operating activities            (4,757,367)        4,476,127
                                                                  ---------------    --------------

Investing activities:
  Purchase of property, equipment and improvements                    (2,144,951)         (717,559)
  Sale/(purchase) of marketable securities, net                       13,256,978          (715,835)
  Increase in note receivable                                         (3,375,558)             --
                                                                  ---------------    --------------
       Net cash ( used in) provided by  investing activities           7,736,469        (1,433,394)
                                                                  ---------------    --------------
Financing activities:
  Purchase of treasury stock                                          (7,249,339)
  Stock option transactions, net                                         216,233            13,433
                                                                  ---------------    --------------
     Net cash (used in) provided by financing activities              (7,033,106)           13,433
                                                                  ---------------    --------------
Net (decrease) increase in cash and cash equivalents                  (4,054,004)        3,056,166
Cash and cash equivalents, beginning of period                         5,103,731        13,849,017
                                                                  ---------------    --------------
Cash and cash equivalents, end of period                            $  1,049,727      $ 16,905,183
                                                                  ---------------    --------------
                                                                  ---------------    --------------




See accompanying notes to unaudited consolidated condensed financial statements.

                             DIGI INTERNATIONAL INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The consolidated condensed financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 1995 Annual Report and Form 10-K.

The consolidated condensed financial statements presented herein, as of December 31, 1995 and for the three months then ended, reflect, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1995 and September 30, 1995 consisted of the following:


                                   DECEMBER 31    SEPTEMBER 30
                                   -----------    ------------
          Raw materials            $16,779,571    $12,476,953
          Work in process            7,861,301      7,645,002
          Finished goods             4,939,103      6,897,130
                                   -----------    ------------
                                   $29,579,975    $27,019,085
                                   -----------    ------------
                                   -----------    ------------



3.  INCOME PER SHARE

Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options.

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS (CONT.)


4.  COMMON STOCK

During the three months ended December 31, 1995, 13,213 shares of the Company's common stock were issued upon the exercise of outstanding stock options for 13,900 shares. The difference between the shares issued and options exercised results from the stock option plan's provision allowing the employees to elect to pay their withholding obligations through share reduction. Withholding taxes paid by the Company, as a result of the share reduction option, amounted to $19,775.

On March 27, 1995, the Company's Board of Directors authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time. During the quarter ended December 31, 1995, $7,249,339 was used for treasury stock purchases. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock for the Company's Employee Stock Purchase Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES

Sales for the quarter ended December 31, 1995 exceeded sales for the corresponding quarter ended December 31, 1994 by $5,987,335, which represents a percentage increase of 15.8%. Sales in all product markets increased over prior year amounts as follows:


PRODUCT MARKET      QUARTERLY INCREASE       PERCENT OF REVENUE
--------------      ------------------       ------------------
Multi-user               15.6%                         66.2%
Remote Access            36.0%                         16.6%
LAN Connect               1.9%                         17.2%


Sales to original equipment manufacturers (OEM's) across product markets decreased from 24.2% of net sales in the quarter ended December 31, 1994 to 14.1% in 1995. The decrease in OEM business was due primarily to component allocation issues impacting the Company's OEM customers and the industry as a whole. The Company's management expects the OEM portion of the Company's business to increase in the second quarter based on current firm orders and increased availability of components. Sales of the Company's products in international markets increased by 31.4% for the quarter ended December 31, 1995 over the corresponding quarter ended December 31, 1994.

The Company believes that the revenues from its Remote Access and LAN Connect markets will continue to grow, while the Multiuser market growth may decline.

GROSS MARGINS

Gross margins increased from $19,980,509 or 52.8% of net sales for the quarter ended December 31, 1994 to $23,879,061 or 54.4% for the quarter ended December 31, 1995. The increase in gross margin for the quarter is primarily related to the decreased volume in OEM sales and to the smaller contribution made by sales of the Company's LAN Connect products to the Company's sales. Both OEM sales and sales of LAN Connect products have traditionally resulted in lower margins than have non-OEM sales of the Company's Multiuser and Remote Access products.

OPERATING EXPENSES

Operating expenses increased from $13,340,179 for the quarter ended December 31, 1994 to $16,863,294 for the quarter ended December 31, 1995, an increase of 26.4%. As a percentage of sales, expenses were 38.4% for the quarter ended December 31, 1995 compared to 35.2% for the quarter ended December 31, 1994. The quarterly increase can be attributed primarily to increased research and development and marketing expenditures for new products and markets, principally in the Remote Access and LAN Connect markets, plus increased staffing levels resulting from the Company's increased product development and marketing efforts.

OTHER INCOME

Interest income increased from $339,510 for the quarter ended December 31, 1994 to $393,360 the quarter ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

This increase resulted from a slight increase in investment yields.

INCOME TAXES

The Company's effective income tax rate was 35.2% in the current quarter compared to 35.7% in the corresponding quarter of last year. This decrease is due primarily to an increase in the foreign sales corporation benefit due to increased foreign sales.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations and proceeds from public stock offerings.

Cash flows from operations for the three months ended December 31, 1995 was negatively impacted by changes in operating assets and liabilities, primarily related to increases in accounts receivable and inventories and to reductions in accounts payable and accrued expenses.

Investing activities for the period ended December 31, 1995, primarily include redemption of maturing investments offset by purchases of property, equipment and improvements and an increase in note receivable. The increase in note receivable arose from the Company's purchase of a secured convertible note from a company engaged in the development of remote access technology. If the company developing such technology attains certain development and financial performance milestones, the Company will be obligated to purchase one additional secured convertible note in the principal amount of approximately $1.4 million in the second quarter.

On March 27, 1995, the Company's Board of Directors authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time. During the quarter ended December 31, 1995, $7,249,339 was used for treasury stock purchases. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock for the Company's Employee Stock Purchase Plan.

At December 31, 1995, the Company had working capital of $71.2 million, no debt and no established lines of credit. Management believes current financial resources, cash generated by operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current business operations and any anticipated business expansion.

The Financial Accounting Standards Board (FASB) has issued Statement No. 123, "Accounting for Stock-Based Compensation." The Company plans to adopt this Statement in fiscal year 1997. Although it has not made a definite determination of its impact, the Company does not expect the adoption of Statement No. 123 to have a materially adverse effect on its financial position of results of operations.

                           PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of stockholders held on January 31, 1996, the stockholders approved the following:

          (a)  Proposal to elect three directors, each to a three year term.
               Mr. John P. Schinas was elected on a vote of 10,024,028 in favor, with 74,367 shares withholding authority to vote. Mr. Richard E. Offerdahl was elected on a vote of 9,960,828 in favor, with 137,967 shares withholding authority to vote. Dr. Jagdish N. Sheth was elected on a vote of 10,018,455 in favor, with 79,940 shares withholding authority to vote.

          (b) Proposal to amend provisions of the Digi International Inc. Stock Option Plan that provide for the granting of stock options to non-employee directors. The proposal passed on a vote of 7,511,152 in favor, 2,227,119 against, 113,440 abstentions, and 246,684 broker non-votes.

          (c) Proposal to approve the Digi International Inc. Employee Stock Purchase Plan, which provides eligible employees of the Company the opportunity to purchase Common Stock. The proposal passed on a vote of 9,405,966 in favor, 268,046 against, 121,032 abstentions, and 303,351 broker non-votes.

          (d)  Proposal to ratify the appointment of Coopers &   Lybrand L.L.P.
               as independent public accountants of the Company for fiscal year 1996. The proposal passed on a vote of 10,005,952 in favor, 43,945 against, 48,498 abstentions, and no broker non-votes.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

          EXHIBIT NUMBER           DESCRIPTION
          --------------           -----------

          3(a)           RESTATED CERTIFICATE OF INCORPORATION   OF THE
                         REGISTRANT*


          3(b)           AMENDED AND RESTATED BY-LAWS OF THE
                         REGISTRANT**

          10(a)          STOCK OPTION PLAN OF THE REGISTRANT****

          10(c) AMENDED AND RESTATED EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND JOHN P. SCHINAS***

          10(h)          CONSULTING AGREEMENT BETWEEN THE COMPANY AND
                         MYKOLA MOROZ***

          10(r)          EMPLOYMENT ARRANGEMENT BETWEEN THE
                         COMPANY AND JAMES R. BAKER FOR FISCAL 1996

          10(s)          EMPLOYEE STOCK PURCHASE PLAN OF THE REGISTRANT*****

          27             FINANCIAL DATA SCHEDULE

* INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT NUMBER OF THE COMPANY'S FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1992 (FILE NO.0-17972).

** INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT NUMBER OF THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO.33-42384).

*** INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT NUMBER OF THE COMPANY'S FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1994
      (FILE NO.0-17972).

**** INCORPORATED BY REFERENCE TO EXHIBIT A TO THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS HELD ON JANUARY 31, 1996
      (FILE NO.0-17972).

***** INCORPORATED BY REFERENCE TO EXHIBIT B TO THE REGISTRANT'S PROXY
      STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS HELD ON
      JANUARY 31, 1996.

         (b) Reports on Form 8-K:
             There were no reports filed on form 8-K during the quarter ended
               December 31, 1995.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DIGI INTERNATIONAL INC.



Date:  February 14, 1996     By: /s/Gerald A. Wall
                                 -----------------------
                                 Gerald A. Wall
                                 Chief Financial Officer
                                 (duly authorized officer and
                                 Principal Financial Officer)