Form 10-Q/A
period 1995-12-31
DIGI INTERNATIONAL INC
filed 1996-03-01
CIK 854775

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                AMENDMENT NO. 1 TO

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

***** INCORPORATED BY REFERENCE TO EXHIBIT B TO THE REGISTRANT'S PROXY
      STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS HELD ON
      JANUARY 31, 1996 (File No. 0-17972).

         (b) Reports on Form 8-K:
             There were no reports filed on form 8-K during the quarter ended
               December 31, 1995.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DIGI INTERNATIONAL INC.



Date:  March 1, 1996         By: /s/Gerald A. Wall
                                 -----------------------
                                 Gerald A. Wall
                                 Chief Financial Officer
                                 (duly authorized officer and
                                 Principal Financial Officer)