Form 10-Q
period 1996-03-31
DIGI INTERNATIONAL INC
filed 1996-05-10
CIK 854775

- --------------------------------------------------------------------------------


                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1996.

                                          OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____ to ____.

                           Commission file number: 0-17972

                               DIGI INTERNATIONAL INC.
                             ____________________________
                (Exact name of registrant as specified in its charter)

         Delaware                                41-1532464
    _____________________                   __________________
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)          Identification Number)

                                 11001 Bren Road East
                             Minnetonka, Minnesota 55343
                            ______________________________
               (Address of principal executive offices)     (Zip Code)

                                    (612) 912-3444
                            _____________________________
                 (Registrant's telephone number, including area code)

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

On April 30, 1996, there were 13,274,862 shares of the registrant's $.01 par value Common Stock outstanding.


- --------------------------------------------------------------------------------

                                        INDEX


    PART I.   FINANCIAL INFORMATION


    ITEM 1.   Financial Statements                                        PAGE

              Consolidated Condensed Statements of Operations
              for the three months and six months ended March 31, 1996
              and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Condensed Balance Sheets as of
              March 31, 1996 and September 30, 1995 . . . . . . . . . . . ..4

              Consolidated Condensed Statements of Cash
              Flows for the six months ended March 31, 1996 and 1995. . . . 5

              Notes to Consolidated Condensed Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . . . .6

    ITEM 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition. . . . . . . . .8


    PART II.  OTHER INFORMATION

    ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 12

    ITEM 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 12

    ITEM 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 12

    ITEM 4.   Submission of Matters to a Vote of . . . . . . . . . . . . . .12
              Securities Holders

    ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 12

    ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 12

                            PART I  FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                               DIGI INTERNATIONAL INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                     (UNAUDITED)




                                                   THREE MONTHS ENDED MARCH 31                 SIX MONTHS ENDED MARCH 31
                                                 -----------------------------           -------------------------------

                                                      1996                1995                1996                1995
                                                 -----------         -----------         -----------         -----------
Net sales                                        $48,498,275         $40,075,983         $92,364,538         $77,954,911
Cost of sales                                     22,582,177          18,906,695          42,569,381          37,040,992
                                                 -----------         -----------         -----------         -----------

Gross margin                                      25,916,098          21,169,288          49,795,157          40,913,919

Operating expenses:
    Sales & marketing                              9,350,532           7,888,239          18,170,634          14,897,568
    Research & development                         4,428,193           3,398,490           8,573,029           6,450,956
    General & administrative                       4,206,294           3,220,926           8,104,648           6,288,597
                                                 -----------         -----------         -----------         -----------


Total operating expenses                          17,985,019          14,507,653          34,848,311          27,637,121
                                                 -----------         -----------         -----------         -----------

Operating income                                   7,931,079           6,661,635          14,946,846          13,276,798

Other income, principally                            151,275             461,897             544,635             826,574
interest                                         -----------         -----------         -----------         -----------

Income before income taxes                         8,082,354           7,123,532          15,491,481          14,103,372


Provision for income taxes                         2,806,750           2,526,941           5,414,649           5,015,456
                                                 -----------         -----------         -----------         -----------

Net income                                       $ 5,275,604         $ 4,596,591         $10,076,832         $ 9,087,916
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------

Income per common and
common equivalent share                                 $.39                $.33                $.73                $.65
                                                        ----                ----                ----                ----
                                                        ----                ----                ----                ----


Weighted average common and
common equivalent shares
outstanding                                       13,693,597          14,117,274          13,787,075          14,036,061
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------



See accompanying notes to unaudited consolidated condensed financial statements.

                               DIGI INTERNATIONAL INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS




ASSETS
                                                            March 31               September 30
                                                                1996                      1995
                                                          ----------              ------------
                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                               $1,670,992                $5,103,731
   Marketable securities                                      235,994                27,968,775
   Accounts receivable, net                                46,237,820                31,960,936
   Inventories, net                                        32,805,710                27,019,085
   Other                                                    5,713,511                 2,225,058
                                                      ---------------           ---------------
         Total current assets                              86,664,027                94,277,585

Property, equipment and improvements, net                  24,498,811                17,716,819
Intangible assets, net                                     11,411,468                11,633,305
Note receivable and other                                   5,754,418                 2,415,755
                                                      ---------------           ---------------
         Total assets                                    $128,328,724              $126,043,464
                                                      ---------------           ---------------
                                                      ---------------           ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $13,009,270               $12,106,515
   Income taxes payable                                       823,997                        --
   Accrued expenses                                         4,787,008                 8,110,402
                                                      ---------------           ---------------
         Total current liabilities                         18,620,275                20,216,917
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none outstanding                                 --                        --
   Common stock, $.01 par value; 60,000,000 shares
      authorized; 14,618,800 and 14,562,958 shares
      outstanding                                             146,188                   145,630

   Additional paid-in capital                              42,240,857                41,306,320
   Retained earnings                                       91,681,358                81,604,526
                                                      ---------------           ---------------
                                                          134,068,403               123,056,476
   Unearned stock compensation                               (479,073)                 (598,387)
   Treasury stock, at cost 1,347,729 and 1,032,729
      shares                                              (23,880,881)              (16,631,542)
                                                      ---------------           ---------------
      Total stockholders' equity                         $109,708,449              $105,826,547
                                                      ---------------           ---------------
      Total liabilities and stockholders' equity         $128,328,724              $126,043,464
                                                      ---------------           ---------------
                                                      ---------------           ---------------



See accompanying notes to unaudited consolidated condensed financial statements.

                               DIGI INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31 1996 AND 1995
                                      (UNAUDITED)




                                                                     Six Months Ended
                                                                     ----------------
                                                                   1996            1995
                                                                   ----            ----
Operating activities:
Net Income                                                     $10,076,832    $  9,087,916
                                                              ------------   -------------
Adjustments to reconcile net income to
cash (used in) provided by operating activities:
   Depreciation and amortization                                 2,830,774       1,751,958
   Provision for losses on accounts receivable                     124,709         108,321
   Stock compensation                                              104,967          73,664
   Changes in operating assets and liabilities                 (25,236,418)     (1,352,783)
                                                              ------------   -------------
             Total adjustments                                 (22,175,968)        581,160
                                                              ------------   -------------
             Net cash (used in) provided by
             operating activities                              (12,099,136)      9,669,076
                                                              ------------   -------------
Investing activities:
   Purchase of property, equipment and improvements             (9,390,929)     (2,089,444)
   Sale (purchase) of marketable securities, net                27,732,781     (11,069,155)
   Increase in note receivable                                  (3,375,558)             --
                                                              ------------   -------------
             Net cash ( used in) provided by
             investing activities                               14,966,294     (13,158,599)
                                                              ------------   -------------
Financing activities:
   Purchase of treasury stock                                   (7,249,339)             --
   Stock option transactions, net                                  949,442         384,172
                                                              ------------   -------------
             Net cash (used in) provided by
             financing activities                               (6,299,897)        384,172
                                                              ------------   -------------
Net decrease in cash and cash equivalents                       (3,432,739)     (3,105,351)
Cash and cash equivalents, beginning of period                   5,103,731      13,849,017
                                                              ------------   -------------
Cash and cash equivalents, end of period                       $ 1,670,992    $ 10,743,666
                                                              ------------   -------------
                                                              ------------   -------------



See accompanying notes to unaudited consolidated condensed financial statements.

                               DIGI INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      (UNAUDITED)



1.  BASIS OF PRESENTATION

The consolidated condensed financial statements included in this Form 10-Q have, been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 1995 Annual Report and Form 10-K.

The consolidated condensed financial statements presented herein, as of March 31, 1996 and for the three and six months then ended, reflect, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 1996 and September 30, 1995 consisted of the following:


                                 MARCH 31     SEPTEMBER 30
                                 --------     ------------
Raw materials                 $17,100,896      $12,476,953
Work in process                 9,692,650        7,645,002
Finished goods                  6,012,164        6,897,130
                              -----------      -----------
                              $32,805,710      $27,019,085
                            -------------    -------------
                            -------------    -------------

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS (CONTINUED)

3.  INCOME PER SHARE

Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options.

4.  COMMON STOCK

During the six month period ended March 31, 1996, 58,073 shares of the Company's common stock were issued upon the exercise of outstanding stock options for 61,825 shares. The difference between the shares issued and options exercised results from the stock option plan's provision allowing the employees to elect to pay their withholding obligations through share reduction. Withholding taxes paid by the Company, as a result of the share reduction option, amounted to $92,780.

On March 27, 1995, the Company's Board of Directors authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time. During the six month period ended March 31, 1996, $7,249,339 was used for treasury stock purchases. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock for the Company's Employee Stock Purchase Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES

Sales for the three month and six month period ended March 31, 1996 increased by $8,422,292 and $14,409,627, or 21.0% and 18.5%, respectively, over the corresponding periods ended March 31, 1995. Sales in all product markets increased over prior year periods, as set forth in the following table:

PRODUCT MARKET     QUARTERLY     SIX MONTH PERIOD     PERCENT OF SIX
- --------------     ---------     ----------------     --------------
                    INCREASE        INCREASE           MONTH REVENUE
                    --------        --------           -------------
Multi-user           13.5%            14.5%                66.6%
Remote Access        46.0%            40.9%                16.0%
LAN Connect          34.7%            17.0%                17.4%

The Company believes that the revenues from sales of its Remote Access and LAN Connect products will continue to grow as a result of the Company's efforts to increase market awareness for products introduced earlier in the fiscal year, the introduction of new products, and growth in the market for Remote Access and LAN Connect products generally. The Company believes that sales of its Multi-user products may grow at a reduced rate or even decline as the market for such products continues to mature.

For the three month period ended March 31, 1996, sales to original equipment manufacturer ("OEM") customers across all product markets increased to $10,047,500, representing a 11.7% increase over sales for the three month period ended March 31, 1995, but decreased to 20.7% from 22.4% as a percent of total sales for the respective quarters, due to increased sales to distributors. For the six month period ended March 31, 1996, OEM sales decreased by 10.6% from sales for the corresponding period in 1995, and decreased to 17.6% from 23.3%, respectively, as a percent to total sales for the period. The decrease in OEM business for the six month period was due primarily to industry-wide allocation of components during the Company's first fiscal quarter. The Company expects the increase in OEM sales experienced in its most recent quarter to continue, based on firm orders and increased component availability.

International sales of the Company's products for the three month period ended March 31, 1996 increased by 17.6% over the three month period ended March 31, 1995. International sales for the six month period ended March 31, 1996 increased by 24.2% over the corresponding period in 1995. International sales for the three month period ended March 31, 1996 accounted for approximately 20.7% of total sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (CONTINUED


GROSS MARGIN

Gross margin as a percent of net sales increased to 53.4% for the three month period ended March 31, 1996 from 52.8% for the three month period ended March 31, 1995. For the six month period, gross margins as a percent of net sales increased to 53.9% for the period ended March 31, 1996 from 52.5% for the period ended March 31, 1995. The increase in gross margin for the three month period and six month period was primarily due to reduction in the cost of sales for the Company's Multi-user products and to a slight decrease, as a percent of total sales, in sales to OEM customers. Sales to OEM customers have traditionally resulted in lower gross margins than have non-OEM sales.

OPERATING EXPENSES

Operating expenses for the three month period ended March 31, 1996 increased 24.0% over operating expenses for the corresponding period ended March 31, 1995, and increased as a percent of sales to 37.1% for the three month period ended March 31, 1996 from 36.2% for the three month period ended March 31, 1995. Operating expenses for the six month period ended March 31, 1996, increased by 26.1% over the corresponding period ended March 31, 1995, and increased as a percent of sales 37.7% for the six months ended March 31, 1996, from 35.5% for the corresponding period in 1995. The period increases primarily were due to increased research and development for new products, to marketing in connection with new product introductions, the establishment of the Company in the Remote Access and LAN Connect markets, the consolidation, under the "Digi" brand, of products formerly sold under the identities of subsidiaries of the Company, and to the expansion of and upgrades to the Company's infrastructure. A significant portion of the expenditures in connection with each of the foregoing was due to increases in personnel required to support such efforts. The Company expects total operating expenses to continue to increase as these efforts continue, but to decrease as a percent of revenue as past efforts continue to generate increased sales.

OTHER INCOME, PRINCIPALLY INTEREST

Other income, principally interest for the three month period ended March 31, 1996 decreased to $151,275 from $461,897 for the three month period ended March 31, 1995. For the six month period ended March 31, 1996, interest and other income decreased to $544,635 from $826,574 for the corresponding period in 1995. The period decreases are the result of a decrease in funds invested.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


INCOME TAXES

The Company's effective income tax rate for the three month and six month periods ended March 31, 1996 was 34.7% and 35.0%, respectively, compared to 35.5% and 35.6%, respectively, in the corresponding periods in 1995. The period decreases are due primarily to an increase in the foreign sales corporation benefit due to increased foreign sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company traditionally has financed its operations principally with funds generated from operations and proceeds from public stock offerings. From the time of its last public offering in 1991, the Company has financed its operations almost exclusively through funds generated from operations. The Company customarily holds excess funds generated from operations in the form of cash and cash equivalents and marketable securities.

In the six months ended March 31, 1996, the Company sold in excess of $27.5 million in marketable securities to finance growth in the Company's accounts receivable and inventories, as well as the acquisition of new product technology. The increase in accounts receivable was due primarily to increased sales volume, particularly late in the quarter ended March 31, 1996, and to favorable credit terms extended to distributors to facilitate acceptance of the Company's new products. The Company increased inventories in anticipation additional sales. The Company expects its cash and cash equivalent and marketable securities balances, as well as its accounts receivable, to return to historic levels as current promotional credit terms mature. The Company further expects to manage its current inventory level to return closer to historic levels.

Investing activities for the six month period ended March 31, 1996, consisted primarily of redemption of maturing investments offset by purchases of property, equipment and improvements and an increase in notes receivable.
The increase in notes receivable arose from the Company's purchase of a secured convertible note from a company engaged in the development of remote access technology. If the company developing such technology attains certain development and financial performance milestones, the Company will be obligated to purchase one additional secured convertible note in the principal amount of approximately $1.4 million in the third quarter. The Company is currently negotiating with such company to provide additional financing for the development of additional new technologies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the six month period ended March 31, 1996, the Company made open market purchases of the Company's common stock aggregating $7,249,339, pursuant to a one million share repurchase program authorized by the Company's board of directors on March 27, 1995. Due to current market conditions and the Company's current cash position, the Company expects the level of repurchases to decrease significantly. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock to be utilized for the Company's Employee Stock Purchase Plan, which purchase will be funded through employee withholding.

At March 31, 1996, the Company had working capital of $68.0 million and no debt. The Company has no established line of credit. The Company is currently negotiating an unsecured line of credit with its bank, which it expects to have in place in the third quarter. However, the Company's management does not anticipate having to draw on the line of credit in the near future. The Company's management believes that current financial resources, cash generated by operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.

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

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT NUMBER     DESCRIPTION

      3(a)         RESTATED CERTIFICATE OF INCORPORATION OF
                   THE REGISTRANT*
      3(b)         AMENDED AND RESTATED BY-LAWS OF THE
                   REGISTRANT**
      27           FINANCIAL DATA SCHEDULE

*   INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT
    NUMBER OF THE COMPANY'S FORM 10-K FOR THE YEAR ENDED
    SEPTEMBER 30, 1992 (FILE NO. 0-17972).

**  INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT
    NUMBER OF THE COMPANY'S REGISTRATION STATEMENT ON FORM
    S-1 (FILE NO.33-42384).

     (b) Reports on Form 8-K:
           There were no reports filed on form 8-K during the quarter ended March 31, 1996.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

            DIGI INTERNATIONAL INC.



Date:  May 10, 1996     By: /s/Gerald A. Wall
                            -----------------


                               Gerald A. Wall
                               Chief Financial Officer
                               (duly authorized officer and
                               Principal Financial Officer)