Form 10-Q
period 1996-06-30
DIGI INTERNATIONAL INC
filed 1996-08-13
CIK 854775

- --------------------------------------------------------------------------------

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1996.

                                          OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____ to ____.

                           Commission file number: 0-17972

                               DIGI INTERNATIONAL INC.
                            ----------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                          41-1532464
- ---------------------------------                     -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)

                                 11001 Bren Road East
                             Minnetonka, Minnesota 55343
                -----------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

                                    (612) 912-3444
                            -----------------------------
                 (Registrant's telephone number, including area code)

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


On July 31, 1996, there were 13,308,297 shares of the registrant's $.01 par value Common Stock outstanding.

- --------------------------------------------------------------------------------

                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                              Page
                                                                           -----
         Consolidated Condensed Statements of Operations
         for the three month and nine month periods ended
         June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .      3

         Consolidated Condensed Balance Sheets as of
         June 30, 1996 and September 30, 1995. . . . . . . . . . . . . .      4

         Consolidated Condensed Statements of Cash
         Flows for the nine month period ended June 30, 1996
         and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

         Notes to Consolidated Condensed Financial
         Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .    6-7

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition . . . . . . . . .   8-11

         Forward -looking Statements . . . . . . . . . . . . . . . . . .  11-12


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .     13

ITEM 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .     13

ITEM 4.  Submission of Matters to a Vote of. . . . . . . . . . . . . . .     13
         Securities Holders

ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     13

                            PART I  FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                               DIGI INTERNATIONAL INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (UNAUDITED)



                                             Three Months Ended June 30              Nine Months Ended June 30
                                              1996                1995               1996                 1995
                                         -------------       -------------       -------------       -------------
Net sales                                $  50,316,572       $  41,179,259       $ 142,681,115       $ 119,134,170
Cost of sales                               24,725,433          19,048,547          67,294,820          56,089,539
                                         -------------        ------------        ------------        ------------
Gross margin                                25,591,133          22,130,712          75,386,295          63,044,631
                                         -------------        ------------        ------------        ------------
Operating expenses:
  Sales & marketing                         12,417,204           8,422,648          30,587,838          23,320,218
  Research & development                     5,315,486           3,838,933          13,888,514          10,289,890
  General & administrative                   5,073,797           2,983,629          13,193,241           9,266,713
                                         -------------        ------------        ------------        ------------
Total operating expenses                    22,806,487          15,245,210          57,669,593          42,876,821
                                         -------------        ------------        ------------        ------------
Operating income                             2,784,646           6,885,502          17,716,702          20,167,810
Other income (expense), net                   (108,794)            610,450             450,631           1,428,656
                                         -------------        ------------        ------------        ------------
Income before income taxes                   2,675,852           7,495,952          18,167,333          21,596,466
Provision for income taxes                     864,317           2,648,560           6,278,966           7,664,014
                                         -------------        ------------        ------------        ------------
Net income                               $   1,811,535        $  4,847,392        $ 11,888,367        $ 13,932,452
                                         -------------        ------------        ------------        ------------
                                         -------------        ------------        ------------        ------------
Income per common and
common equivalent share                  $        0.13        $       0.35        $       0.86        $       0.99
                                         -------------        ------------        ------------        ------------
                                         -------------        ------------        ------------        ------------
Weighted average common and
common equivalent shares outstanding        13,841,154          14,035,180          13,828,104          14,035,939
                                         -------------        ------------        ------------        ------------
                                         -------------        ------------        ------------        ------------



The accompanying notes to unaudited consolidated condensed financial statements are an integral part of this financial statement.

                               DIGI INTERNATIONAL INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS                                        June 30, 1996   September 30, 1995
Current assets:                                (unaudited)
  Cash and cash equivalents                   $   3,631,868     $   5,103,731
  Marketable securities                                            27,968,775
  Accounts receivable, net                       40,998,055        31,960,936
  Inventories, net                               38,602,462        27,019,085
  Other                                           4,974,716         2,225,058
                                              -------------     -------------
    Total current assets                         88,207,101        94,277,585
Property, equipment and improvements, net        24,887,549        17,716,819
Intangible assets, net                           11,380,416        11,633,305
Note receivable and other                         9,179,765         2,415,755
                                              -------------     -------------
    Total assets                              $ 133,654,830     $ 126,043,464
                                              -------------     -------------
                                              -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  17,266,008     $  12,106,515
  Accrued expenses                                4,296,628         8,110,402
                                              -------------     -------------
    Total current liabilities                    21,562,636        20,216,917

Commitments

Stockholders' equity:

Preferred stock, $01 par value; 2,000,000 shares authorized; none outstanding

Common stock, $.01 par value; 6,000,000
  shares authorized; 14,656,026 and
  14,562,958 shares
  outstanding                                       146,560           145,630
  Additional paid-in capital                     42,786,478        41,306,320
  Retained earnings                              93,492,893        81,604,526
                                              -------------     -------------
                                                136,425,931       123,056,476
  Less unearned stock compensation                 (452,856)         (598,387)
  Treasury stock, at cost 1,347,729 and
  1,032,729 shares                              (23,880,881)      (16,631,542)
                                              -------------     -------------
    Total stockholders' equity                $ 112,092,194     $ 105,826,547
                                              -------------     -------------
    Total liabilities and
    stockholders' equity                      $ 133,654,830     $ 126,043,464
                                              -------------     -------------
                                              -------------     -------------

The accompanying notes to unaudited consolidated condensed financial statements are an integral part of this financial statement.

                               DIGI INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (UNAUDITED)
                                                         1996            1995
                                                    ------------   ------------
Operating activities:
  Net Income                                        $ 11,888,367  $  13,932,452
  Adjustments to reconcile net income to
  cash (used in) provided by operating activities:
   Depreciation and amortization                       3,618,134      2,617,146
   Provision for losses on accounts receivable           323,838        113,927
   Provision for inventory obsolescence                1,263,200        192,000
   Stock compensation                                    158,031        106,461
   Changes in operating assets and liabilities       (24,603,552)    (2,936,231)
                                                    ------------   ------------
    Net cash (used in) provided by
    operating activities                              (7,351,982)    14,025,755
                                                    ------------   ------------


Investing activities:
   Purchase of property, equipment and
   improvements                                      (11,484,259     (4,698,119)
   Sale (purchase) of marketable securities, net      27,968,775     (6,492,697)
   Purchase of convertible note receivable            (4,808,848)
                                                    ------------   ------------
    Net cash ( used in) provided by
    investing activities                              11,675,668    (11,190,816)
                                                    ------------   ------------
Financing activities:
   Purchase of treasury stock                         (7,249,339)    (5,930,313)
   Stock option transactions, net                      1,453,790        598,029
                                                    ------------   ------------
    Net cash (used in) financing activities           (5,795,549)    (5,332,284)
                                                    ------------   ------------
Net decrease in cash and cash equivalents             (1,471,863)    (2,497,345)
Cash and cash equivalents, beginning of period         5,103,731     13,849,017
                                                    ------------   ------------
Cash and cash equivalents, end of period            $  3,631,868   $ 11,351,672
                                                    ------------   ------------
                                                    ------------   ------------


The accompanying notes to unaudited consolidated condensed financial statements are an integral part of this financial statement.

                               DIGI INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.  BASIS OF PRESENTATION

The interim consolidated condensed financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 1995 Annual Report and Form 10-K.

The consolidated condensed financial statements presented herein, as of June 30, 1996 and for the three month and nine month periods then ended, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of financial position and the results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 1996 and September 30, 1995 consist of the following:


                                        JUNE 30          SEPTEMBER 30
                                      -----------        ------------
Raw materials                         $21,445,410         $12,476,953
Work in process                        11,246,767           7,645,002
Finished goods                          5,910,285           6,897,130
                                      -----------         -----------
                                      $38,602,462         $27,019,085
                                      -----------         -----------
                                      -----------         -----------

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS (CONTINUED)

3.  INCOME PER SHARE

Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options.

4.  COMMON STOCK

During the nine month period ended June 30, 1996, 93,068 shares of the Company's common stock were issued upon the exercise of outstanding stock options for 97,959 shares. The difference between the shares issued and options exercised results from the stock option plan's provision allowing the employees to elect to pay their withholding obligations through share reduction. Withholding taxes paid by the Company, as a result of the share reduction option, amounted to $122,930.

On March 27, 1995, the Company's Board of Directors authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time. During the nine month period ended June 30, 1996, $7,249,339 was used for treasury stock purchases. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock for the Company's Employee Stock Purchase Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES

Sales for the three month and nine month period ended June 30, 1996 increased by $9,137,313 and $23,546,945 or 22.2% and 19.7%, respectively, over the corresponding periods ended June 30, 1995. Sales in all product markets increased over prior year periods, as set forth in the following table:


PRODUCT            QUARTERLY             NINE MONTH        PERCENT OF NINE
MARKET             INCREASE            PERIOD INCREASE      MONTH REVENUE
- -------------      ---------           ---------------     ---------------
Multi-user           14.2%                  14.4%              65.5%
Remote Access        50.3%                  44.2%              16.3%
LAN Connect          30.8%                  21.9%              18.2%

The Company believes that the revenues from sales of its Remote Access and LAN Connect products will continue to grow as a result of the Company's efforts to increase market awareness for products introduced earlier in fiscal year 1996, the introduction of new products, and growth in the market for Remote Access and LAN Connect products generally. The Company believes that sales of its Multi-user products may grow at a reduced rate or even decline as the market for such products continues to mature.

For the three month period ended June 30, 1996, sales to original equipment manufacturer ("OEM") customers across all product markets increased to $11,186,288, representing 15.1% increase over sales for the three month period ended June 30, 1995, but decreased to 22.2% from 23.6% as a percent of total sales for the respective quarters, due to increased sales to distributors. For the nine month period ended June 30, 1996, OEM sales decreased by 1.6% from sales for the corresponding period in 1995, and decreased to 19.2% from 23.4%, respectively, as a percent to total sales for the period. The decrease in OEM business for the nine month period was due primarily to industry-wide allocation of components during the Company's first fiscal quarter. The Company expects the increase in OEM sales experienced in its most recent quarter to continue, based on firm orders and increased component availability.

International sales of the Company's products for the three month period ended June 30, 1996 increased by 10.6% over the three month period ended June 30, 1995. International sales for the nine month period ended June 30, 1996 increased by 19.6% over the corresponding period in 1995. International sales for the three month period ended June 30, 1996 accounted for approximately 18.1% of total sales, down from 20.7% in the previous quarter. Total international sales decreased 11.3% quarter to quarter, due primarily to softness in the European market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

GROSS MARGIN

Gross margin as a percent of net sales decreased to 50.9% for the three month period ended June 30, 1996 from 53.7% for the three month period ended June 30, 1995. For the nine month period, gross margin as a percent of net sales was 52.8% for the period ended June 30, 1996 compared to 52.9% for the period ended June 30, 1995. The decrease in gross margin percentage for the three month period was due to increasing reserves for potential obsolete inventory and to increased sales in the LanConnect product market, which are typically lower margin products.

OPERATING EXPENSES

Operating expenses for the three month period ended June 30, 1996 increased 49.6% over operating expenses for the corresponding period ended June 30, 1995, and increased as a percent of sales to 45.3% for the three month period ended June 30, 1996 from 37.0% for the three month period ended June 30, 1995. Operating expenses for the nine month period ended June 30, 1996, increased by 34.5% over the corresponding period ended June 30, 1995, and increased as a percent of sales to 40.4% for the nine months ended June 30, 1996, from 36.0% for the corresponding period in 1995. The period increases primarily were due to the impact of expenditures planned for the previous quarter that were delayed to the third quarter and to the third quarter planned increases in research and development for new products and additional marketing costs in connection with new product introductions. Also impacting the quarter were the continuing programs for the establishment of the Company in the Remote Access and LAN Connect markets, the consolidation, under the "Digi" brand, of products formerly sold under the identities of subsidiaries of the Company, and to the expansion of and upgrades to the Company's infrastructure. A significant portion of the expenditures in connection with each of the foregoing was due to increases in personnel required to support such efforts.

The increased level of operating expenses were to be compensated for by the planned sales for the quarter which would have reduced operating expenses as a percent of sales. The shortfall in planned sales was not identified until late in the period, due to the fact that a majority of the Company's sales typically occur in the last month of the quarter. As a result of the operating expense level as compared to sales, management has made certain adjustments to planned expenditures going forward. The Company now expects total operating expenses to decrease in absolute dollars in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, as these efforts continue, and to further decrease as a percent of sales as efforts continue to generate increased sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, (EXPENSE)

Other income (expense), for the three month period ended June 30, 1996 changed by $719,744. This change is primarily due to loss on the disposal of fixed assets and lower interest income resulting from a decrease in invested funds. For the nine month period ended June 30, 1996, interest and other income (expense) decreased to $450,631 from $1,428,656 for the corresponding period in 1995. The period decreases are primarily the result of a decrease in funds invested.

INCOME TAXES

The Company's effective income tax rate for the three month and nine month periods ended June 30, 1996 was 32.3% and 34.6%, respectively, compared to 35.3% and 35.5%, respectively, in the corresponding periods in 1995. The period decreases are due primarily to increase in the foreign sales corporation benefits.

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

In the nine months ended June 30, 1996, the Company sold in excess of $27,968,775 in marketable securities to finance growth in the Company's accounts receivable and inventories, as well as the acquisition of new product technology. The increase in accounts receivable was due primarily to increased sales volume, particularly late in the quarter ended June 30, 1996. The Company increased inventories in anticipation of additional sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Investing activities for the nine month period ended June 30, 1996, consisted primarily of redemption of maturing investments offset by purchases of property, equipment and improvements and an increase in notes receivable. The increase in notes receivable arose from the sale of the Company's former corporate headquarters facility and from the Company's purchase of secured convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. The Company is obligated to purchase additional secured convertible notes aggregating $9 million from time to time at the request of AetherWorks, based on certain conditions. Secured convertible notes held by the Company are presently convertible into 51% of AetherWorks' common stock, and the purchase of $9 million additional principal amount of secured convertible notes would increase the Company's ownership position upon conversion to 62.7%, based on AetherWorks' present capitalization.

During the nine month period ended June 30, 1996, the Company made open market purchases of the Company's common stock aggregating $7,249,339, pursuant to a one million share repurchase program authorized by the Company's board of directors on March 27, 1995. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock to be utilized for the Company's Employee Stock Purchase Plan, which purchase will be funded through employee withholding.

At June 30, 1996, the Company had working capital of $66,644,465 million and no debt. The Company has negotiated a $5,000,000 unsecured line of credit with its bank. The Company's management believes that current financial resources, cash generated by operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.

The Financial Accounting Standards Board (FASB) has issued Statement No. 123, "Accounting for Stock-Based Compensation." The Company plans to adopt this Statement in fiscal year 1997. Although it has not made a definite determination of its impact, the Company does not expect the adoption of Statement No. 123 to have a materially adverse effect on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FORWARD-LOOKING STATEMENTS (CONTINUED)

- -   CONTINUED GROWTH IN SALES OF THE COMPANY'S REMOTE ACCESS AND LAN CONNECT
    PRODUCTS -- General market conditions and competitive conditions within these markets, development and acceptance of new products offered by the Company, and the introduction of products by competitors in these markets.

- -   THAT SALES OF THE COMPANY'S MULTI-USER PRODUCTS MAY GROW AT A REDUCED RATE
    OR EVEN DECLINE -- Potential market penetration in emerging third world countries and the development of new applications for these products in existing markets.

- -   CONTINUED INCREASE IN OEM SALES -- OEM orders are subject to cancellation at the option of the customer, and are subject to greater quarterly fluctuations than sales through the Company's other channels, as well as competitive conditions in markets served by the Company's OEM customers. OEM sales could also be adversely impacted by component shortages.

- -   THE EXPECTATION THAT TOTAL OPERATING EXPENSES WILL DECREASE IN ABSOLUTE
    DOLLARS IN THE FOURTH QUARTER OF FISCAL 1996 AND THE FIRST QUARTER OF FISCAL 1997 -- This expectation may be adversely impacted by presently unanticipated expenses or opportunities.

- -   THE EXPECTATION THAT OPERATING EXPENSES WILL FURTHER DECREASE AS A PERCENT
    OF SALES--Meeting this expectation depends upon the Company's ability to control costs and achieving a higher level of sales, which may not occur for a variety of reasons, including those stated above with regard to the Company's Remote Access and LAN Connect products.

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

EXHIBIT NUMBER     DESCRIPTION

    3(a)           RESTATED CERTIFICATE OF INCORPORATION OF THE REGISTRANT*
    3(b)           AMENDED AND RESTATED BY-LAWS OF THE REGISTRANT**
    27             FINANCIAL DATA SCHEDULE

*   INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT   NUMBER OF THE
    COMPANY'S FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1992
    (FILE NO. 0-17972).

** INCORPORATED BY REFERENCE TO THE CORRESPONDING EXHIBIT NUMBER OF THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO.33-42384).

    (b) Reports on Form 8-K:
         There were no reports filed on form 8-K during the quarter ended June 30, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIGI INTERNATIONAL INC.


Date:   August 12, 1996                By: /s/Gerald A. Wall
                                           -----------------
                                       Gerald A. Wall
                                       Chief Financial Officer
                                       (duly authorized officer and
                                       Principal Financial Officer)