Form 10-Q/A
period 1995-12-31
DIGI INTERNATIONAL INC
filed 1996-12-23
CIK 854775

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

                             DIGI INTERNATIONAL INC.
                          ____________________________
             (Exact name of registrant as specified in its charter)

                Delaware                               41-1532464
              ------------                           --------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

                              11001 Bren Road East
                           Minnetonka, Minnesota 55343
                         ______________________________
               (Address of principal executive offices) (Zip Code)
                                 (612) 912-3444
                         ______________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No
                                     -----  -----
On January 31, 1996, there were 13,228,442 shares of the registrant's $.01 par value Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

INDEX

PART I . FINANCIAL INFORMATION

ITEM 1. Financial Statements:

          Consolidated Condensed Statements of Operations
          for the three months ended December 31, 1995
          and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .     3

          Consolidated Condensed Balance Sheets as of
          December 31, 1995 and September 30, 1995 . . . . . . . . . .     4

          Consolidated Condensed Statements of Cash
          Flows for the three months ended
          December 31, 1995 and 1994 . . . . . . . . . . . . . . . . .     5

          Notes to Consolidated Condensed Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . .     6

ITEM 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition. . . . . . . . .     8

PART II . OTHER INFORMATION

ITEM 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .     11

ITEM 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . .     11

ITEM 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .     11

ITEM 4. Submission of Matters to a Vote of
        Securities Holders . . . . . . . . . . . . . . . . . . . . . .     11

ITEM 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .     11

ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     12

                             DIGI INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (UNAUDITED)

                                                     1995           1994
                                                 -----------   ------------

Net sales                                        $43,866,263    $37,878,928
Cost of sales                                     19,987,202     17,898,419
                                                 -----------   ------------

Gross margin                                      23,879,061     19,980,509
                                                 -----------   ------------

Operating expenses:
   Sales & marketing                               8,820,102      6,735,572
   Research & development                          4,144,836      2,643,255
   General & administrative                        3,898,356      3,961,352

Total operating expenses                          16,863,294     13,340,179
                                                 -----------   ------------
Operating income                                   7,015,767      6,640,330

Other income, principally interest                   393,360        339,510
AetherWorks Corporation net loss                    (279,307)
                                                 -----------   ------------
Income before income taxes                         7,129,820      6,979,840
Provision for income taxes                         2,607,899      2,488,515
                                                 -----------   ------------
Net income                                        $4,521,921     $4,491,325
                                                 -----------   ------------
                                                 -----------   ------------
Income per common and common
   equivalent share                                    $0.33          $0.32
                                                 -----------   ------------
                                                 -----------   ------------
Weighted average common and
common equivalent shares outstanding              13,902,733     13,961,227
                                                 -----------   ------------
                                                 -----------   ------------

See accompanying notes to unaudited consolidated condensed financial statements

                             DIGI INTERNATIONAL INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS                                                December 31  September 30
                                                          1995          1995
                                                      -----------  ------------
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                         $  1,049,727    $5,103,731
   Marketable securities                               14,711,797    27,968,775
   Accounts receivable, net                            33,499,504    31,960,936
   Inventories, net                                    29,579,975    27,019,085
   Other                                                4,532,589     2,225,058
                                                     ------------ -------------
        Total current assets                           83,373,592    94,277,585

Property, equipment and improvements, net              18,724,922    17,716,819
Intangible assets, net                                 11,518,420    11,633,305
Investment in AetherWorks Corporation                   3,083,928
Other                                                   2,278,091     2,415,755
                                                     ------------  ------------
        Total assets                                 $118,978,953  $126,043,464
                                                     ------------  ------------
                                                     ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $  8,749,080 $  12,106,515
   Income taxes payable                                 1,596,895
   Accrued expenses:
      Advertising                                       3,353,570     2,235,946
      Compensation                                      1,095,714     4,932,987
      Other                                               789,891       941,469
                                                     ------------  ------------
Total current liabilities                              15,585,150    20,216,917

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares
   authorized; none outstanding
   Common stock, $.01 par value; 60,000,000
   shares authorized; 14,576,171 and 14,562,958
   shares outstanding                                     145,762       145,630
Additional paid-in capital                             41,522,421    41,306,320
Retained earnings                                      86,126,447    81,604,526
                                                     ------------  ------------
                                                      127,794,630   123,056,476
Less unearned stock compensation                         (519,946)     (598,387)
Treasury stock, at cost, 1,347,729 and
   1,032,729 shares                                 (23,880,881)  (16,631,542)
                                                     ------------  ------------
Total stockholders' equity                            103,393,803   105,826,547
                                                     ------------  ------------
Total liabilities and stockholders' equity           $118,978,953  $126,043,464
                                                     ------------  ------------
                                                     ------------  ------------


See accompanying notes to unaudited consolidated condensed financial statements.

                             DIGI INTERNATIONAL INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31
                                   (UNAUDITED)

                                                                    1995          1994
                                                              ------------    ------------
Operating Activities:
Net income                                                      $4,521,921      $4,491,325
                                                              ------------    ------------
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
   Depreciation and amortization                                 1,251,733         842,297
   AetherWorks Corporation net loss                                279,307
   Provision for losses on accounts receivable                      39,280          68,670
   Provision for inventory obsolescence                            179,012          45,000
   Stock compensation                                               78,441          37,620
   Changes in operating assets and liabilities                 (11,119,384)     (1,008,785)
                                                              ------------    ------------
Total adjustments                                               (9,291,611)        (15,198)
                                                              ------------    ------------
Net cash (used in) provided by operating
activities                                                      (4,769,690)      4,476,127
Investing activities:
   Purchase of property, equipment and improvements
   Sale/purchase of marketable securities, net                  (2,144,951)       (717,559)
                                                                13,256,978        (715,835)
   Investment in AetherWorks Corporation                        (3,363,235)
                                                              ------------    ------------
Net cash provided by (used in) investing activities              7,748,792      (1,433,394)
                                                              ------------    ------------
Financing activities:
   Purchase of treasury stock                                   (7,249,339)
   Stock option transactions, net                                  216,233          13,433
                                                              ------------    ------------
   Net cash (used in) provided by financing activities          (7,033,106)         13,433
                                                              ------------    ------------
Net (decrease) increase in cash and cash equivalents            (4,054,004)      3,056,166
Cash and cash equivalents, beginning of period                   5,103,731      13,849,017
                                                              ------------    ------------
Cash and cash equivalents, end of period                        $1,049,727     $16,905,183
                                                              ------------    ------------
                                                              ------------    ------------

See accompanying notes to unaudited consolidated condensed financial statements.

                             DIGI INTERNATIONAL INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements included in this Form 10-Q/A have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 1995 Annual Report and Form 10-K.

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

2. INVESTMENT IN AETHERWORKS CORPORATION

Through December 31, 1995, the Company purchased $3.4 million in a secured convertible note from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology.
The Company is obligated to purchase up to an additional $1.4 million secured convertible notes from time to time at the request of AetherWorks, based on certain events. The Company has reported its investment in AetherWorks on the equity method and has recorded a $279,307 loss for the quarter ended December 31, 1995, which represents 100% of AetherWorks' net loss for the quarter ended December 31, 1995. The percentage of AetherWorks' net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during the quarter.

                         NOTES TO CONSOLIDATED CONDENSED
                          FINANCIAL STATEMENTS (CONT.)

3. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1995 and September 30, 1995 consisted of the following:

                                       December 31    September 30
                                       -----------    -----------
     Raw materials                     $16,779,571    $12,476,953
     Work in process                     7,861,301      7,645,002
     Finished goods                      4,939,103      6,897,130
                                       -----------    -----------
                                       $29,579,975    $27,019,085
                                       -----------    -----------
                                       -----------    -----------

4. INCOME PER SHARE

Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options.

5. COMMON STOCK

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

On March 27, 1995, the Company's Board of Directors authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time. During the quarter ended December 31, 1995, $7,249,339 were used for treasury stock purchases. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock for the Company's Employee Stock Purchase Plan.

6. RESTATEMENT

The consolidated condensed financial statements for the three months ended December 31, 1995 have been restated to reflect the accounting for the Company's investment in AetherWorks Corporation on the equity method. (See Note 2.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES

Sales for the quarter ended December 31, 1995 exceeded sales for the corresponding quarter ended December 31, 1994 by $5,987,335, which represents a percentage increase of 15.8%. Sales in all product markets increased over prior year amounts as follows:

PRODUCT MARKET               QUARTERLY INCREASE              PERCENT OF REVENUE
--------------               ------------------              ------------------
Multiuser                          15.6%                           66.2%
Remote Access                      36.0%                           16.6%
LAN Connect                         1.9%                           17.2%

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

GROSS MARGIN

Gross margin increased from $19,980,509 or 52.8% of net sales for the quarter ended December 31, 1994 to $23,879,061 or 54.4% for the quarter ended December 31, 1995. The increase in gross margin for the quarter is primarily related to the decreased volume in OEM sales and to the smaller contribution made by sales of the Company's LAN Connect products to the Company's sales. Both OEM sales and sales of LAN Connect products have traditionally resulted in lower margins than have non-OEM sales of the Company's Multiuser and Remote Access products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (CONT.)

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

OTHER INCOME, PRINCIPALLY INTEREST

Interest income increased from $339,510 for the quarter ended December 31, 1994 to $393,360 the quarter ended December 31, 1995.

AETHERWORKS CORPORATION NET LOSS

In connection with the purchase of a secured convertible note from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, the Company has the ability, under certain conditions, to convert its investment into a majority of AetherWorks' common stock. The Company has reported its investment in AetherWorks on the equity method and has recorded a $279,307 loss which represents 100% of AetherWorks' net loss for the quarter ended December 31, 1995. The percentage of AetherWorks' net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during the quarter.

INCOME TAXES

The Company's effective income tax rate was 36.6% in the current quarter compared to 35.7% in the corresponding quarter of last year. This increase was due to the non-deductibility of AetherWorks' losses, offset slightly by an increase in the foreign sales corporation benefit.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations and proceeds from public stock offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT.)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

Cash flows from operations for the three months ended December 31, 1995 was negatively impacted by changes in operating assets and liabilities, primarily related to increases in accounts receivable and inventories and to reductions in accounts payable and accrued expenses, as well as the AetherWorks' net loss.

Investing activities for the period ended December 31, 1995, primarily include redemption of maturing investments offset by purchases of property, equipment and improvements and an increase in notes receivable. The Company's investment in AetherWorks Corporation arose from the Company's purchase of a secured convertible note from AetherWorks Corporation, which is a company engaged in the development of wireless and dial-up remote access technology. If AetherWorks attains certain development and financial performance milestones, the Company will be obligated to purchase an additional secured convertible note in the principal amount of approximately $1.4 million in the second quarter. Secured convertible notes held by the Company are presently convertible into 51% of AetherWorks common stock. The Company has reported its investment in AetherWorks on the equity method and has recorded a $279,307 loss which represents 100% of the AetherWorks' net loss for the three months ended December 31, 1995. The percentage of AetherWorks net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such period. The Company anticipates that AetherWorks' losses will continue for fiscal 1996 and into fiscal 1997.

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

                        DIGI INTERNATIONAL INC.

Date: December 23, 1996            By: /s/Jonathon E. Killmer
                                       ------------------------------

                                        Jonathon E. Killmer
                                        Chief Financial Officer
                                        (duly authorized officer and
                                        Principal Financial Officer)