Form 10-Q/A
period 1996-03-31
DIGI INTERNATIONAL INC
filed 1996-12-23
CIK 854775

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

                     Commission file number: 0-17972

                        DIGI INTERNATIONAL INC.

            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                     41-1532464
  --------------------------------               -------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                          11001 Bren Road East
                        Minnetonka, Minnesota 55343
                       -----------------------------
          (Address of principal executive offices)   (Zip Code)

                             (612) 912-3444
                        ----------------------------
          (Registrant's telephone number, including area code)

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

                                   INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                             PAGE
                                                                           ----

          Consolidated Condensed Statements of Operations
          for the three months and six months ended March 31, 1996
          and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Condensed Balance Sheets as of
          March 31, 1996 and September 30, 1995 . . . . . . . . . . . . . .   4

          Consolidated Condensed Statements of Cash
          Flows for the six months ended March 31, 1996 and 1995. . . . . .   5

          Notes to Consolidated Condensed Financial
          Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition . . . . . . . . . .   8


PART II.  OTHER INFORMATION

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

PART I  FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                            DIGI INTERNATIONAL INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
            THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                (UNAUDITED)


                         THREE MONTHS ENDED MARCH 31       SIX MONTHS ENDED MARCH 31
                         ---------------------------       -------------------------
                            1996               1995            1996            1995
                         -----------       -----------     -----------      -----------
Net sales                $48,498,275       $40,075,983     $92,364,538      $77,954,911
Cost of sales             22,582,177        18,906,695      42,569,379       37,040,992
                         -----------       -----------     -----------      -----------
                         -----------       -----------     -----------      -----------
Gross margin              25,916,098        21,169,288      49,795,159       40,913,919

Operating expenses:
 Sales & marketing         9,350,532         7,888,237      18,170,634       14,897,568
 Research & development    4,428,193         3,398,490       8,573,029        6,450,956
 General & administrative  4,206,294         3,220,926       8,104,650        6,288,597
                         -----------       -----------     -----------      -----------

Total operating expenses  17,985,019        14,507,653      34,848,313       27,637,121
                         -----------       -----------     -----------      -----------
Operating income           7,931,079         6,661,635      14,946,846       13,276,798

Other income, principally
interest                     151,275           461,897         544,635          826,574
AetherWorks Corporation
net loss                    (655,990)                         (935,297)
                         -----------       -----------     -----------      -----------

Income before income
 taxes                     7,426,364         7,123,532      14,556,184       14,103,372

Provision for income
 taxes                     2,806,750         2,526,941       5,414,649        5,015,456
                         -----------       -----------     -----------      -----------
Net income                $4,619,614        $4,596,591      $9,141,535       $9,087,916
                         -----------       -----------     -----------      -----------
                         -----------       -----------     -----------      -----------
Income per common and
 common equivalent share        $.34              $.33            $.66             $.65
                                ----              ----            ----             ----
                                ----              ----            ----             ----
Weighted average common
 and common equivalent
 shares outstanding       13,693,597        14,117,274      13,787,075       14,036,061
                         -----------       -----------     -----------      -----------
                         -----------       -----------     -----------      -----------

         See accompanying notes to unaudited consolidated condensed financial statements.

                           DIGI INTERNATIONAL INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                    March 31             September 30
                                     1996                     1995
                                    --------             ------------
                                  (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents        $ 1,670,992             $ 5,103,731
 Marketable securities                235,994              27,968,775
 Accounts receivable, net          46,237,820              31,960,936
 Inventories, net                  32,805,710              27,019,085
 Other                              5,713,511               2,225,058
                                  -----------             -----------
   Total current assets            86,664,027              94,277,585

Property, equipment and
 improvements, net                 24,498,811              17,716,819
Intangible assets, net             11,411,468              11,633,305
Investment in AetherWorks
 Corporation                        2,427,938
Other                               2,391,183               2,415,755
                                  -----------             -----------
   Total assets                  $127,393,427            $126,043,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                 $13,009,270            $ 12,106,515
 Income taxes payable                 823,997
 Accrued expenses                   4,787,008               8,110,402
                                  -----------             -----------
   Total current liabilities       18,620,275              20,216,917
Commitments
Stockholders' equity:
 Preferred stock, $.01 par
  value; 2,000,000 shares
  authorized; none
  outstanding
 Common stock, $.01 par
  value; 60,000,000 shares
  authorized; 14,618,800
  and 14,562,958 shares
  outstanding                         146,188                 145,630
 Additional paid-in capital        42,240,857              41,306,320
 Retained earnings                 90,746,061              81,604,526
                                  -----------             -----------
                                  133,133,106             123,056,476
 Unearned stock compensation         (479,073)               (598,387)
 Treasury stock, at cost,
  1,347,729 and 1,032,729
  shares                          (23,880,881)            (16,631,542)
                                  -----------             -----------
   Total stockholders' equity     108,773,152            $105,826,547
                                  -----------             -----------
   Total liabilities and
    stockholders' equity         $127,393,427            $126,043,464
                                  -----------             -----------
                                  -----------             -----------


             See accompanying notes to unaudited consolidated condensed financial statements.

                             DIGI INTERNATIONAL INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                            ----------------
                                                          1996          1995
                                                         ------        ------
Operating activities:
Net Income                                           $  9,141,535  $  9,087,916
                                                     ------------  ------------
Adjustments to reconcile net income to
cash (used in) provided by operating activities:
    Depreciation and amortization                       2,830,774     1,751,958
    AetherWorks Corporation net loss                      935,297
    Provision for losses on accounts receivable           124,709       108,321
    Stock compensation                                    104,967        73,664
    Changes in operating assets and liabilities       (25,248,741)   (1,352,783)
                                                     ------------  ------------
               Total adjustments                      (21,252,994)      581,160
                                                     ------------  ------------
               Net cash (used in) provided by
                  operating activities                (12,111,459)    9,669,076
                                                     ------------  ------------

Investing activities:
    Purchase of property, equipment and improvements   (9,390,929)   (2,089,444)
    Sale (purchase) of marketable securities, net      27,732,781   (11,069,155)
    Investment in AetherWorks Corporation              (3,363,235)

               Net cash provided by (used in)
                  investing activities                 14,978,617   (13,158,599)
                                                     ------------  ------------
Financing activities:
    Purchase of treasury stock                         (7,249,339)
    Stock option transactions, net                        949,442       384,172
                                                     ------------  ------------

               Net cash (used in) provided by          (6,299,897)      384,172
                  financing activities               ------------  ------------

Net decrease in cash and cash equivalents              (3,432,739)   (3,105,351)
Cash and cash equivalents, beginning of period          5,103,731    13,849,017
                                                     ------------  ------------

Cash and cash equivalents, end of period             $  1,670,992  $ 10,743,666
                                                     ------------  ------------
                                                     ------------  ------------

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

2.  INVESTMENT IN AETHERWORKS CORPORATION

Through March 31, 1996, the Company purchased $3.4 million in secured convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology.
The Company is obligated to purchase up to an additional $1.4 million secured convertible notes from time to time at the request of AetherWorks, based on certain events. The Company has reported its investments in AetherWorks on the equity method and has recorded a $655,990 loss for the quarter ended March 31, 1996 and a $935,297 loss for the six months ended March 31, 1996, which represents 100% of the AetherWorks' net loss for such periods. The percentage of AetherWorks' net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods.

3.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 1996 and September 30, 1995 consisted of the following:

                                  MARCH 31     SEPTEMBER 30
                                  --------     ------------
Raw materials                   $17,100,896    $12,476,953
Work in process                   9,692,650      7,645,002
Finished goods                    6,012,164      6,897,130
                                -----------    -----------

                                $32,805,710    $27,019,085
                                -----------    -----------
                                -----------    -----------

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS (CONTINUED)

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

On March 27, 1995, the Company's Board of Directors authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time. During the six month period ended March 31, 1996, $7,249,339 were used for treasury stock purchases. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock for the Company's Employee Stock Purchase Plan.

6.  RESTATEMENT

The consolidated condensed financial statements for the three months and six months ended March 31, 1996 have been restated to reflect the accounting for the Company's investment in AetherWorks Corporation on the equity method. (See Note 2.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES

Sales for the three month and six month period ended March 31, 1996 increased by $8,422,292 and $14,409,627, or 21.0% and 18.5%, respectively, over the corresponding periods ended March 31, 1995. Sales in all product markets increased over prior year periods, as set forth in the following table:

PRODUCT MARKET          QUARTERLY        SIX MONTH PERIOD      PERCENT OF SIX
--------------          ---------        ----------------      --------------
                        INCREASE            INCREASE           MONTH REVENUE
                        --------            --------           -------------

Multiuser                 13.5%               14.5%                66.6%
Remote Access             46.0%               40.9%                16.0%
LAN Connect               34.7%               17.0%                17.4%

The Company believes that the revenues from sales of its Remote Access and LAN Connect products will continue to grow as a result of the Company's efforts to increase market awareness for products introduced earlier in the fiscal year, the introduction of new products, and growth in the market for Remote Access and LAN Connect products generally. The Company believes that sales of its Multiuser products may grow at a reduced rate or even decline as the market for such products continues to mature.

For the three month period ended March 31, 1996, sales to original equipment manufacturer (""OEM'') customers across all product markets increased to $10,047,500, representing a 11.7% increase over sales for the three month period ended March 31, 1995, but decreased to 20.7% from 22.4% as a percent of total sales for the respective quarters, due to increased sales to distributors. For the six month period ended March 31, 1996, OEM sales decreased by 10.6% from sales for the corresponding period in 1995, and decreased to 17.6% from 23.3%, respectively, as a percent to total sales for the period. The decrease in OEM business for the six month period was due primarily to industry-wide allocation of components during the Company's first fiscal quarter. The Company expects the increase in OEM sales experienced in its most recent quarter to continue, based on firm orders and increased component availability.

International sales of the Company's products for the three month period ended March 31, 1996 increased by 17.6% over the three month period ended March 31, 1995. International sales for the six month period ended March 31, 1996 increased by 24.2% over the corresponding period in 1995. International sales for the three month period ended March 31, 1996 accounted for almost 20.7% of total sales.

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

OPERATING EXPENSES

Operating expenses for the three month period ended March 31, 1996 increased 24.0% over operating expenses for the corresponding period ended March 31, 1995, and increased as a percent of sales to 37.1% for the three month period ended March 31, 1996 from 36.2% for the three month period ended March 31, 1995. Operating expenses for the six month period ended March 31, 1996, increased by 26.1% over the corresponding period ended March 31, 1995, and increased as a percent of sales to 37.7% for the six months ended March 31, 1996, from 35.5% for the corresponding period in 1995. The period increases primarily were due to increased research and development for new products, to marketing in connection with new product introductions, the establishment of the Company in the Remote Access and LAN Connect markets, the consolidation, under the "Digi" brand, of products formerly sold under the identities of subsidiaries of the Company, and to the expansion of and upgrades to the Company's infrastructure.
A significant portion of the expenditures in connection with each of the foregoing was due to increases in personnel required to support such efforts. The Company expects total operating expenses to continue to increase as these efforts continue, but to decrease as a percent of revenue as past efforts continue to generate increased sales.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

AETHERWORKS CORPORATION NET LOSS

In connection with the purchase of a secured convertible note from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, the Company has the ability, under certain conditions, to convert its investment into a majority of AetherWorks' common stock. The Company has reported its investment in AetherWorks on the equity method and has recorded a $655,990 loss for the three months ended March 31, 1996 and a $935,297 loss for the six months ended March 31, 1996, which represents 100% of AetherWorks' net loss for such periods. The percentage of AetherWorks' net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) during such periods.

INCOME TAXES

The Company's effective income tax rate for the three month and six month periods ended March 31, 1996 was 37.8% and 37.2%, respectively, compared to 35.5% and 35.6%, respectively, in the corresponding periods in 1995. The period increases are due to the non-deductibility of the AetherWorks losses, offset slightly by an increase in the foreign sales corporation benefit. Excluding the AetherWorks losses, the Company's effective tax rate would have been 34.7% and 35.0% for the three and six month periods ended March 31, 1996, respectively.

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

In the six months ended March 31, 1996, the Company sold in excess of $27.7 million in marketable securities to finance growth in the Company's accounts receivable and inventories, as well as the acquisition of new product technology. The increase in accounts receivable was due primarily to increased sales volume, particularly late in the quarter ended March 31, 1996, and to favorable credit terms extended to distributors to facilitate acceptance of the Company's new products. The Company increased inventories in anticipation of additional sales. The Company expects its cash and cash equivalent and marketable securities balances, as well as its accounts receivable, to return to historic levels as current promotional credit terms mature. The Company further expects to manage its current inventory level to return closer to historic levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Investing activities for the six month period ended March 31, 1996, consisted primarily of redemption of maturing investments offset by purchases of property, equipment and improvements and an increase in notes receivable. The Company's investment in AetherWorks Corporation arose from the Company's purchase of a secured convertible note from AetherWorks Corporation, which is engaged in the development of remote access technology. If AetherWorks attains certain development and financial performance milestones, the Company will be obligated to purchase one additional secured convertible note in the principal amount of approximately $1.4 million in the third quarter. Secured convertible notes held by the Company are presently convertible into 51% of AetherWorks common stock. The Company has reported its investment in AetherWorks on the equity method and has recorded a $655,990 loss for the three months ended March 31, 1996 and a $935,297 loss for the six months ended March 31, 1996, which represents 100% of AetherWorks' net loss for such periods. The percentage of AetherWorks net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods. The Company anticipates that the AetherWorks' losses will continue for the remainder of fiscal 1996 and into fiscal 1997. The Company is currently negotiating with AetherWorks to provide additional financing for the development of additional new technologies.

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

At March 31, 1996, the Company had working capital of $68,043,752 and no debt. The Company has no established line of credit. The Company is currently negotiating an unsecured line of credit with its bank, which it expects to have in place in the third quarter. However, the Company's management does not anticipate having to draw on the line of credit in the near future. The Company's management believes that current financial resources, cash generated by operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.

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

                    DIGI INTERNATIONAL INC.



Date:  December 23, 1996     By: /s/JONATHON E. KILLMER
                                 ----------------------


                             Jonathon E. Killmer
                             Chief Financial Officer
                             (duly authorized officer and
                             Principal Financial Officer)