Form 10-Q/A
period 1996-06-30
DIGI INTERNATIONAL INC
filed 1996-12-23
CIK 854775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-Q/A

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1996.

                                          OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____ to ____.

                           Commission file number: 0-17972

                               DIGI INTERNATIONAL INC.

                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                     41-1532464
    --------------------------------               ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification Number)

                                 11001 Bren Road East
                             Minnetonka, Minnesota 55343

                -----------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

                                    (612) 912-3444
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes   X     No
                                        ----      ----


On July 31, 1996, there were 13,308,297 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX


 PART I.  FINANCIAL INFORMATION
 ------   ---------------------

 ITEM 1. Financial Statements                                             Page
                                                                          ----

         Consolidated Condensed Statements of Operations
         for the three months and nine months ended
         June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .     3

         Consolidated Condensed Balance Sheets as of
         June 30, 1996 and September 30, 1995 . . . . . . . . . . . . .     4

         Consolidated Condensed Statements of Cash
         Flows for the nine months ended June 30, 1996 and 1995 . . . .     5

         Notes to Consolidated Condensed Financial
         Statements . . . . . . . . . . . . . . . . . . . . . . . . . .     6

 ITEM 2. Management's Discussion and Analysis of
         Results of Operations and Financial Condition. . . . . . . . .     8

         Forward-looking Statements . . . . . . . . . . . . . . . . . .    12


 PART II. OTHER INFORMATION
 -------  -----------------

 ITEM 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    13

 ITEM 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . .    13

 ITEM 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .    13

 ITEM 4. Submission of Matters to a Vote of Securities Holders. . . . .    13

 ITEM 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .    13

 ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    13

                            PART I  FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                               DIGI INTERNATIONAL INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
              THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30   NINE MONTHS ENDED JUNE 30

                                                     1996           1995           1996             1995
                                                     ----           ----           ----             ----
Net sales                                      $  50,316,572   $ 41,179,259  $ 142,681,110     $ 119,134,170
Cost of sales                                     25,191,439     19,048,547     67,760,818        56,089,539
                                               -------------   ------------  -------------     -------------

Gross margin                                      25,125,133     22,130,712     74,920,292        63,044,631
                                               -------------   ------------  -------------     -------------

Operating expenses:
   Sales & marketing                              12,667,204      8,422,648     30,837,838        23,320,218
   Research & development                          5,418,486      3,838,933     13,991,515        10,289,890
   General & administrative                        5,073,797      2,983,629     13,178,447         9,266,713
                                               -------------   ------------  -------------     -------------

Total operating expenses                          23,159,487     15,245,210     58,007,800        42,876,821
                                               -------------   ------------  -------------     -------------

Operating income                                   1,965,646      6,885,502     16,912,492        20,167,810

Other income (expense), net                         (149,794)       610,450        394,841         1,428,656
AetherWorks Corporation net loss                  (1,203,625)                   (2,138,922)
                                               -------------   ------------  -------------     -------------
Income before income taxes                           612,227      7,495,952     15,168,411        21,596,466

Provision for income taxes                           663,457      2,648,560      6,078,106         7,664,014
                                               -------------   ------------  -------------     -------------

Net income (loss)                              $     (51,230)  $  4,847,392   $  9,090,305     $  13,932,452
                                               -------------   ------------  -------------     -------------
                                               -------------   ------------  -------------     -------------

Income per common and
common equivalent share                        $           -   $       0.35   $       0.66     $        0.99
                                               -------------   ------------  -------------     -------------
                                               -------------   ------------  -------------     -------------

Weighted average common and
common equivalent shares outstanding              13,841,154     14,035,180     13,828,104        14,035,939
                                               -------------   ------------  -------------     -------------
                                               -------------   ------------  -------------     -------------


The accompanying notes to unaudited consolidated condensed financial statements are an integral part of this financial statement.

                               DIGI INTERNATIONAL INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS


ASSETS                                         JUNE 30, 1996  SEPTEMBER 30, 1995
                                               -------------  ------------------
Current assets:                                (unaudited)
  Cash and cash equivalents                 $   3,631,868        $   5,103,731
  Marketable securities                                             27,968,775
  Accounts receivable, net                     40,998,055           31,960,936
  Inventories, net                             38,136,462           27,019,085
  Other                                         5,175,576            2,225,058
                                            -------------        -------------
    Total current assets                       87,941,961           94,277,585
Property, equipment and improvements, net      24,820,549           17,716,819
Intangible assets, net                         11,380,416           11,633,305
Investment in AetherWorks Corporation           2,657,602
Other                                           4,306,240            2,415,755
                                            -------------        -------------
    Total assets                            $ 131,106,768        $ 126,043,464
                                            -------------        -------------
                                            -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $  17,516,008        $  12,106,515
  Accrued expenses                              4,296,628            8,110,402
                                            -------------        -------------
    Total current liabilities                  21,812,636           20,216,917

Commitments

Stockholders' equity:
  Preferred stock, $01 par value; 2,000,000
   shares authorized; none outstanding
  Common stock, $.01 par value; 60,000,000
   shares authorized; 14,656,026 and
   14,562,958 shares outstanding                  146,560              145,630
   Additional paid-in capital                  42,786,478           41,306,320
   Retained earnings                           90,694,831           81,604,526
                                            -------------        -------------
                                              133,627,869          123,056,476
  Less unearned stock compensation               (452,856)            (598,387)
  Treasury stock, at cost, 1,347,729 and
   1,032,729 shares                           (23,880,881)         (16,631,542)
                                            -------------        -------------
    Total stockholders' equity              $ 109,294,132        $ 105,826,547
                                            -------------        -------------
    Total liabilities and stockholders'
     equity                                 $ 131,106,768        $ 126,043,464
                                            -------------        -------------
                                            -------------        -------------


The accompanying notes to unaudited consolidated condensed financial statements are an integral part of this financial statement.

                               DIGI INTERNATIONAL INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (UNAUDITED)
                                                  1996                 1995
                                                  ----                 ----

 Operating activities:
  Net Income                                $   9,090,305        $  13,932,452
  Adjustments to reconcile net income to
  cash (used in) provided by operating
  activities:
   Depreciation and amortization                3,654,134            2,617,146
   AetherWorks Corporation net loss             2,138,923
   Provision for losses on accounts
    receivable                                    323,838              113,927
   Provision for inventory obsolescence         1,263,200              192,000
   Stock compensation                             158,031              106,461
   Changes in operating assets and
    liabilities                               (24,059,736)          (2,936,231)
                                            -------------        -------------
    Net cash (used in) provided by
     operating activities                      (7,431,305)          14,025,755
                                            -------------        -------------

 Investing activities:
  Purchase of property, equipment and
   improvements                               (11,417,259)          (4,698,119)
  Sale (purchase) of marketable securities,
   net                                         27,968,775           (6,492,697)
  Investment in AetherWorks Corporation        (4,796,525)
                                            -------------        -------------

   Net cash (used in) provided by
    investing activities                       11,754,991          (11,190,816)
                                            -------------        -------------

 Financing activities:
  Purchase of treasury stock                   (7,249,339)          (5,930,313)
  Stock option transactions, net                1,453,790              598,029
                                            -------------        -------------
   Net cash used in financing activities       (5,795,549)          (5,332,284)
                                            -------------        -------------
 Net decrease in cash and cash equivalents     (1,471,863)          (2,497,345)
 Cash and cash equivalents, beginning of
  period                                        5,103,731           13,849,017
                                            -------------        -------------
 Cash and cash equivalents, end of period   $   3,631,868        $  11,351,672
                                            -------------        -------------
                                            -------------        -------------


The accompanying notes to unaudited consolidated condensed financial statements are an integral part of this financial statement.

                               DIGI INTERNATIONAL INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION


The interim consolidated condensed financial statements included in this Form 10-Q/A have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's 1995 Annual Report and Form 10-K.

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

2. INVESTMENT IN AETHERWORKS CORPORATION

Through June 30, 1996, the Company purchased $4.8 million in secured convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. The Company is obligated to purchase up to an additional $9 million secured convertible notes from time to time at the request of AetherWorks, based on certain events. The Company has reported its investment in AetherWorks on the equity method and has recorded a $1,203,645 loss for the quarter ended June 30, 1996 and a $2,138,922 loss for the nine months ended June 30, 1996, which represents 100% of the AetherWorks' net loss for such periods. The percentage of AetherWorks' net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods.

NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS (CONTINUED)

3.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 1996 and September 30, 1995 consist of the following:

                                                June 30           September 30
                                                -------           ------------
Raw materials                                 $20,979,410         $12,476,953
Work in process                                11,246,767           7,645,002
Finished goods                                  5,910,285           6,897,130
                                              -----------         ------------
                                              $38,136,462         $27,019,085
                                              -----------         ------------
                                              -----------         ------------


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

On March 27, 1995, the Company's Board of Directors authorized a one million share repurchase program, which will be funded by available cash balances over an unspecified period of time. During the nine month period ended June 30, 1996, $7,249,339 were used for treasury stock purchases. On January 31, 1996, the Company's Board of Directors authorized a separate 500,000 share repurchase program for the purpose of purchasing Common Stock for the Company's Employee Stock Purchase Plan.

6.  RESTATEMENT

The consolidated condensed financial statements for the three months and nine months ended June 30, 1996, have been restated to reflect the accounting for the Company's investment in AetherWorks Corporation on the equity method. (See Note 2.)

In addition, results for the three months ended June 30, 1996 also have been restated to reflect additional third quarter costs related principally to returned goods and inventory adjustments amounting to approximately $860,000 which were previously not included in operations for the period indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET SALES

Sales for the three month and nine month period ended June 30, 1996 increased by $9,137,313 and $23,546,945 or 22.2% and 19.7%, respectively, over the corresponding periods ended June 30, 1995. Sales in all product markets increased over prior year periods, as set forth in the following table:

PRODUCT       QUARTERLY   NINE MONTH PERIOD      PERCENT OF NINE
MARKET        INCREASE         INCREASE          MONTH REVENUE
------        --------         --------          -------------
Multiuser       14.2%            14.4%                65.5%
Remote Access   50.3%            44.2%                16.3%
LAN Connect     30.8%            21.9%                18.2%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

GROSS MARGIN

Gross margin as a percent of net sales decreased to 49.9% for the three month period ended June 30, 1996 from 53.7% for the three month period ended June 30, 1995. For the nine month period, gross margin as a percent of net sales was 52.5% for the period ended June 30, 1996 compared to 52.9% for the period ended June 30, 1995. The decrease in gross margin percentage for the three month period was due to increasing reserves for potential inventory obsolescence and to increased sales in the LAN Connect product market, which are typically lower margin products.

OPERATING EXPENSES

Operating expenses for the three month period ended June 30, 1996 increased 51.9% over operating expenses for the corresponding period ended June 30, 1995, and increased as a percent of sales to 46.0% for the three month period ended June 30, 1996 from 37.0% for the three month period ended June 30, 1995. Operating expenses for the nine month period ended June 30, 1996, increased by 35.3% over the corresponding period ended June 30, 1995, and increased as a percent of sales to 40.6% for the nine months ended June 30, 1996, from 36.0% for the corresponding period in 1995. The period increases primarily were due to the impact of expenditures planned for the previous quarter that were delayed to the third quarter and to the third quarter planned increases in research and development for new products and additional marketing costs in connection with new product introductions. Also impacting the quarter were the continuing programs for the establishment of the Company in the Remote Access and LAN Connect markets, the consolidation, under the "Digi" brand, of products formerly sold under the identities of subsidiaries of the Company, and to the expansion of and upgrades to the Company's infrastructure. A significant portion of the expenditures in connection with each of the foregoing was due to increases in personnel required to support such efforts.

The increased level of operating expenses were to be compensated for by the planned sales for the quarter which would have reduced operating expenses as a percent of sales. The shortfall in planned sales was not identified until late in the period, due to the fact that a majority of the Company's sales typically occur in the last month of the quarter.

OTHER INCOME, (EXPENSE)

Other income (expense), net for the three month period ended June 30, 1996 decreased by $719,744. This change is primarily due to loss on the disposal of fixed assets and lower interest income resulting from a decrease in invested funds. For the nine month period ended June 30, 1996, other income (expense) decreased to $394,841 from $1,428,656 for the corresponding period in 1995. The period decreases are primarily the result of a decrease in funds invested.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

AETHERWORKS CORPORATION NET LOSS

In connection with the purchase of secured convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, the Company has the ability, under certain conditions, to convert its investment into a majority of AetherWorks' common stock. The Company has reported its investment in AetherWorks on the equity method and has recorded a $1,203,645 loss for the quarter ended June 30, 1996 and a $2,138,922 loss for the nine months ended June 30, 1996, which represents 100% of AetherWorks' net loss for such periods. The percentage of AetherWorks' net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods.

INCOME TAXES

The Company's effective income tax rate for the three month and nine month periods ended June 30, 1996 was 108% and 40%, respectively, compared to 35.3% and 35.5%, respectively, in the corresponding periods in 1995. The period increases are due to the non-deductibility of AetherWorks' losses. Excluding the AetherWorks losses, the Company's effective tax rate would have been 36.5% and 35.1% for the three and nine month periods ended June 30, 1996.

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

In the nine months ended June 30, 1996, the Company sold in excess of $27,968,775 in marketable securities to finance growth in the Company's accounts receivable and inventories, and its investment in AetherWorks, as well as the acquisition of new product technology. The increase in accounts receivable was due primarily to increased sales volume, particularly late in the quarter ended June 30, 1996. The Company increased inventories in anticipation of additional sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Investing activities for the nine month period ended June 30, 1996, consisted primarily of redemption of maturing investments offset by purchases of property, equipment and improvements and an increase in notes receivable. The increase in other assets arose from the sale of the Company's former corporate headquarters facility. The investment in AetherWorks Corporation resulted from the Company's purchase of secured convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. The Company is obligated, under the terms of amended and restated agreements, to purchase additional secured convertible notes aggregating $9 million from time to time at the request of AetherWorks, based on certain conditions. Secured convertible notes held by the Company are presently convertible into 51% of AetherWorks' common stock, and the purchase of $9 million additional principal amount of secured convertible notes would increase the Company's ownership position upon conversion to 62.7%, based on AetherWorks' present capitalization. The Company has reported its investment in AetherWorks on the equity method and has recorded a $1,203,625 loss for the quarter ended June 30, 1996 and a $2,138,922 loss for the nine months ended June 30, 1996, which represents 100% of the AetherWorks' net loss for such periods. The percentage of AetherWorks' net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods. The Company anticipates that the AetherWorks' losses will continue for fiscal 1996 and fiscal 1997 and that the 1997 levels will be greater than in 1996.

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

At June 30, 1996, the Company had working capital of $66.4 million and no debt. The Company has negotiated a $5,000,000 unsecured line of credit with its bank. The Company's management believes that current financial resources, cash generated by operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.

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

- THE EXPECTATION THAT OPERATING EXPENSES WILL FURTHER DECREASE AS A PERCENT OF SALES -- Meeting this expectation depends upon the Company's ability to control costs and achieving a higher level of sales, which may not occur for a variety of reasons, including those stated above with regard to the Company's Remote Access and LAN Connect products.

- THE EXPECTATION THAT THE AETHERWORKS CORPORATION LOSSES FOR 1997 WILL BE GREATER THAN 1996 LEVELS -- This expectation may be impacted by presently unanticipated revenue opportunities or by unanticipated expenses.

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