Form 10-K
period 1996-09-30
DIGI INTERNATIONAL INC
filed 1996-12-30
CIK 854775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 1996 or
                          ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-17972
                       -------

                            DIGI INTERNATIONAL INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                DELAWARE                          41-1532464
     -------------------------------          -------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

          11001 BREN ROAD EAST
          MINNETONKA, MINNESOTA                      55343
  ----------------------------------------        ----------
  (Address of principal executive officers)       (Zip Code)

Registrant's telephone number, including area code:  (612) 912-3444
                                                   ------------------

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

                                YES   X       NO
                                     ---          ---

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on a closing price of $14.875 per share as reported on the National Association of Securities dealers Automated Quotation System - National Market System on December 13, 1996 was $166,239,400.

Shares of common stock outstanding as of December 13, 1996: 13,344,073.

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the Registrant's Annual Report to Stockholders for the year ended September 30, 1996 and Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled for January 30, 1997, a definitive copy of which the Registrant anticipates will be filed on or about January 2, 1997. All such information set forth below under the heading "Reference" is incorporated herein by reference.


PART I    ITEM IN FORM 10-K          REFERENCE
------    -----------------          ---------
Item 1.   Business                   Business, pages 5 through 10, this
                                     document; Note 10, Notes to Consolidated
                                     Financial Statements Annual Report to
                                     Stockholders

Item 2.   Properties                 Properties, pages 10 and 11, this document;

Item 3.   Legal Proceedings          Legal Proceedings, page 11, this document

Item 4.   Submission of Matters to   Submission of Matters to a Vote of Security
          a Vote of Security         Holders, page 11, this document
          Holders

PART II
-------
Item 5.   Market for Registrant's    Stock Listing; Dividend
          Common Equity and Related  Policy, page 32, Annual
          Stockholder Matters        Report to Stockholders

Item 6.   Selected Financial Data    Financial Highlights, and Selected
                                     Financial Information, pages 4 and 5,
                                     Annual Report to Stockholders

Item 7.   Management's Discussion    Management's Discussion and Analysis
          And Analysis of Financial  of Financial Condition and Results of
          Condition and Results of   Operations, pages 16 through 19,
          Operations                 Annual Report to Stockholders

Item 8.   Financial Statements and   Annual Report to Stockholders, pages 20
          Supplementary Data         through 30

Item 9.   Changes in and Disagree-   Changes in and Disagreements with
          ments with Accountants on  Accountants on Accounting and Financial
          Accounting and Financial   Disclosure, page 11, this document
          Disclosure


PART III  ITEM IN FORM 10-K          REFERENCE
--------  -----------------          ---------
Item 10.  Directors of the           Election of Directors, Proxy Statement
          Registrant

          Executive Officers of      Executive Officers of the Registrant, pages
          the Registrant             11 through 14, this document

          Compliance with Section    Section 16(a) Reporting, Proxy Statement
          16(a) of the Exchange Act

Item 11.  Executive Compensation     Executive Compensation; Election of
                                     Directors, Summary Compensation Table;
                                     Option Grants in Last Fiscal Year;
                                     Aggregated Option Exercises in the Last
                                     Fiscal Year and Year-end Option Values,
                                     Employment Contracts; Severance,
                                     Termination of Employment and Change-in-
                                     Control Arrangements; Performance
                                     Evaluation, Proxy Statement

Item 12.  Security Ownership of      Security Ownership of Principal
          Certain Beneficial Owners  Stockholders and Management, Proxy
          and Management             Statement

Item 13.  Certain Relationships and  Certain Relationships and Related
          Related Transactions       Transactions, Proxy Statement

PART IV
-------
Item 14.  Exhibits, Financial        Exhibits, Financial Statement Schedules and
          Statement Schedules and    Reports on Form 8-K, pages 15 through 17,
          Reports on Form 8-K        this document

                             DIGI INTERNATIONAL INC.

                                    FORM 10-K

                          Year ended September 30, 1996

PART I

ITEM 1.   BUSINESS

     Digi International Inc. (the "Company") was formed in 1985 and is a leading producer of data communications hardware and software products that deliver solutions for multiuser environments, remote access markets both LAN and WAN, and the LAN connect market.

     The Company's multiuser products connect terminals, PCs running terminal emulation software, and other serial devices, to a PC-based host. This pathway enables users to share the processing power of a single host computer. These products are ideal for companies-or work groups within companies-that need easy, low-cost system management and high performance at the lowest cost per user. These products are ideal for point-of-sale applications, on-line transaction processing, factory automation, dial-in/dial-out connections and data dissemination.

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

     In 1994, the Company adopted a strategy to move into two growth areas, which were compatible with its existing product line, by entering into the remote access and LAN connect markets. The Company's remote access products address the need to connect telecomuters and branch offices to corporate LANs, other branches, other individuals through server-centric (hard port) and stand alone product solutions (soft port and internetworking solutions). Only the Company has solutions for each portion of this large and fast growing market. The Company entered the stand alone solution market with the acquisition of Lan Access Corporation in September 1995 in a cash transaction of approximately $5.5 million.

     The remote access product line was enhanced in 1996 by the opening of its Huntsville research and development office, which designs both hardware and software products and its Redmond, Washington facility which focuses solely on NT Software related to ISDN.

     The Company's ISDN products address the need for high-speed remote access which is necessary for LAN-to-LAN (WAN) internetworking and for accessing the Internet.

     The Company entered the LAN connect market with its acquisition of MiLAN Technology Corporation in November 1993. The Company's LAN connect group provides cost-effective and power-efficient Ethernet, Fast Ethernet and Token Ring networking products through three groups:

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

     The Company's products are sold through a network of more than 168 distributors in the United States, Canada and 68 countries worldwide and through OEM (Original Equipment Manufacturers) contracts.

     Committed to the development and evolution of innovative connectivity and networking solutions, the Company works closely with customers and marketing partners to meet the changing needs of the communications and networking marketplace.

     The Company markets its products to a broad range of customers, including major domestic and international distributors, system integrators, VARs and OEMs. In July 1991, the Company opened a sales support office in Germany to increase sales support to the European distribution network for its multiuser products. In October 1993, the Company opened a sales support office in Singapore to increase sales support to the Pacific Rim distribution network for its products. In 1996, the Company opened similar offices in Hong Kong, Australia and Japan.

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

     The microcomputer industry is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company believes that it is the market leader in the multiuser market segment of the computer industry and is the leader in the server centric portion of the remote access portion of that market. With respect to the stand alone portion of the remote access market and the LAN connect market, the Company believes it commands less than a 5% market share.

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

     During fiscal years 1994, 1995 and 1996, the Company's research and development expenditures were $9,833,859, $14,676,683, and $20,624,274 respectively.

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

     Through September 30, 1996, the Company purchased $5.3 million in secured convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. The Company is obligated to purchase up to an additional $8.5 million secured convertible notes from time to time at the request of AetherWorks, based on certain conditions. Secured convertible notes held by the Company were convertible at September 30, 1996 into 52% of AetherWorks' common stock, and the purchase of $8.5 million additional principal amount of secured notes would increase the Company's ownership portion upon conversion to 62.7%, based on AetherWorks' present capitalization. Through September 30, 1996, the Company has also guaranteed $1.1 million in lease obligations incurred by AetherWorks. The Company has reported its investment in AetherWorks on the equity method and has recorded a $3.6 million loss which represents 100% of the AetherWorks' net loss for the year ended September 30, 1996. The percentage of AetherWorks' losses included in the Company's results of operations is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during fiscal 1996.

     At September 30, 1996, the Company had 698 full-time employees.

     During the year ended September 30, 1996, two customers comprised more than 10% of net sales: Tech Data at 13.9%, and Ingram Micro at 13.4%. For 1995, two customers accounted for more than 10% of net sales: Ingram Micro at 12.5% and IBM at 11.7%. During 1994, one company (Ingram Micro) accounted for 11.8% of net sales.

     As of November 30, 1996, the Company had backlog orders which management believed to be firm in the amount of $12.7 million. All of these orders are expected to be filled in the current fiscal year. Backlog at November 30, 1995 was $11.3 million.

     During fiscal years 1994, 1995 and 1996, the Company's net sales to customers outside the United States, primarily in Europe, amounted to approximately $28 million, $33 million and $39.9 million respectively.

ITEM 2.   PROPERTIES

     The Company's headquarters and research facilities are located in a 130,000 square foot office building in Minnetonka, Minnesota which the Company acquired in August 1995 and has occupied since March 1996. The Company's primary manufacturing facilities are currently located in a 58,000 square foot building in Eden Prairie, Minnesota, which the Company purchased in May 1993 and has occupied since August 1993. Additional office and research facilities are located in a 17,146 square foot facility in Nashville, Tennessee, the lease for which expires in August 2000; a 32,000 square foot facility in Twinsburg, Ohio, the lease for which expires in January 2001; a 46,170 square foot facility in Sunnyvale, California, the lease for which expires in April 2002; a 10,525 square foot building in Torrance, California the lease for which expires in January 1997, which will be renewed for one year in 1997; a 8,028 square foot facility in Huntsville, Alabama, the lease for which expires February 1999; and a 4,886 square foot facility in Redmond, Washington, the lease for which expires December, 1998. The Company's sales support office in Germany is located in a 4,535 square foot office in Cologne, Germany, the lease for which expires in November 1998. The Company's sales support office in Asia is located in a 1,560 square foot office in Singapore, the lease for which expires in May 1997. The Company's sales support office in Australia is located in a

     1,000 square foot office in Sydney, the lease for which expires in March 1998. The Company's sales support office in Hong Kong is located in a 1,400 square foot office in Causeway Bay, the lease for which expires in May 1998. Management believes that the Company's facilities are suitable and adequate for current office, research and warehouse requirements, and that its manufacturing facilities provide sufficient productive capacity to meet the Company's currently anticipated needs.


ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company or any of its subsidiaries is a party or to which any of its or its subsidiaries' property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

          Name                 Age       Position
          ----                 ---       --------

          John P. Schinas      59    Chairman of the Board of Directors

          Ervin F. Kamm, Jr.   57    Director, President and Chief Executive
                                     Officer

          David Rzasa          45    Vice President and General Manager Remote
                                     Access PMU

          Jonathon E. Killmer  55    Vice President, Chief Financial Officer and
                                     Treasurer

          Ray D. Wymer, Jr.    40    Vice President of the Company and General
                                     Manager of the Multi-Connect PMU

          Michael D. Kelley    48    Vice President Business Technologies and
                                     Support Services

          Douglas J. Glader    53    Vice President of Operations

          Dana R. Nelson       48    Vice President of Sales


     Mr. Schinas, founder of the Company, retired as Chief Executive Officer effective January 27, 1992. He has been a member of the Board of Directors since the Company's inception in July 1985 and was elected Chairman of the Board of Directors in July 1991. From July 1985 to July 1991, Mr. Schinas also served the Company as President and Treasurer.

     Mr. Kamm has been a member of the Board of Directors since December 1994 and President and Chief Executive Officer of the Company since November 30, 1994. From May 1988 to November 1994, he served as President and Chief Operating Officer of Norstan Inc., a distributor of telecommunications products. Mr. Kamm is also a director of Secure Computing Corporation, Micromedics Inc., Zytec Corporation and the Institute for Advanced Technology.

     David Rzasa joined the Company in October 1996, as Vice President and General Manager of Remote Access Product Marketing Unit. From October 1995 until August 1996, Rzasa was Executive Vice President and Chief Operating Officer for Three Five Systems, Inc., where he was responsible for day to day operations of the company. Three Five Systems, Inc. is a custom display module manufacturer focusing on passive LCD and LED technology. From 1991 through 1995, Mr. Rzasa was President of Rosemount Analytic Inc., a division of Emerson Electric Co.

     Mr. Killmer joined the Company in October 1996, as Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Killmer had been a partner in the professional services firm of Coopers & Lybrand L.L.P., most recently as the Managing Partner of the Minneapolis/St. Paul office from 1990 until his joining the Company.

     Mr. Wymer has been Vice President of the Company since April 1993 when Star Gate Technologies, Inc. was acquired. From 1984 to September 30, 1995, he has served as President of Star Gate and currently is General Manager of Multi-Connect Product Marketing Unit.

     Mr. Kelley joined the Company in February 1996 as Vice President-Business Technologies. In August 1996, Kelley assumed the additional responsibilities for external Support Services. He served as Executive Vice President and General Manager- Northern Area, at Norstan Communications Systems, Inc., Minneapolis, from 1991 to January 1996.

     Mr. Glader was named Vice President of Operations in February 1995.
     Before that, he was formerly Director of Manufacturing and Operations for MiLAN Technology Corporation, which the Company acquired in November 1993. He began his career with Memorex Corporation and also worked for Measurex Corporation, Altus Corporation and Direct Incorporated. He founded and was vice president of operations for Greyhawk Systems, Inc., a manufacturer of electronic imaging hardware and software.

     Mr. Nelson was named Vice President of Sales for the Company effective June 1995. From 1983 to May 1995, Nelson was with Ascom Timeplex, most recently as Vice President of Worldwide Sales. Ascom Timplex is a worldwide leader in LAN and WAN networking solutions.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 10-K

     (a)  Consolidated Financial Statements and Schedules

          1. Incorporated by reference to pages 20 through 30 of the Company's 1996 Annual Report to Stockholders:

                    Consolidated Statements of Operations for the fiscal years ended 1996, 1995 and 1994

                    Consolidated Balance Sheets as of September 30, 1996 and
                    1995

                    Consolidated Statements of Cash Flows for the fiscal years ended 1996, 1995 and 1994

                    Consolidated Statements of Stockholders' Equity for the fiscal years ended 1996, 1995 and 1994

                    Notes to Consolidated Financial Statements

                    Report of Independent Accountants

          2.   Included in Part II:

                    Report of Independent Accountants on Financial Statement Schedule

                    Report of Independent Accountants on AetherWorks Corporation

                    Schedule II - Valuation and Qualifying
                    Accounts

     All other schedules are omitted because they are not applicable or are not required.

     (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

     (c)  Exhibits

          Exhibit Number         Description
          --------------         -----------
          3(a) Restated Certificate of Incorporation of the Registrant*

          3(b)  Amended and Restated By-Laws of the
                Registrant**

          10(a) Stock Option Plan of the Registrant

          10(b) Form of indemnification agreement with directors and officers of the Registrant*

          10(c) Amended and Restated Employment Agreement between the Company and John P.Schinas****

          10(d) Restated and Amended Note Purchase Agreement between the Company and AetherWorks Corporation, dated June 19, 1996

          10(e) Employment Arrangement between the Registrant and Mike Kelley, dated February 7, 1996

          10(f) 401(k) Savings and Profit Sharing Plan of Digi International
                Inc.***

          10(g) Amended and Restated Employment Agreement between the Company and Ervin F. Kamm, Jr.******

          10(h) Consulting Agreement between the Company and Mykola Moroz****

          10(i) Employment Arrangement between the Registrant and Jonathon E.
                Killmer, dated September 16, 1996

          10(j) Employment Arrangement between the Registrant and David Rzasa, dated September 30, 1996

          10(k) Separation Agreement between the Company and Gerald A. Wall, dated December 4, 1996

          10(n) Employment Agreement with Ray D. Wymer, as amended by Amendment
                No. 1 to Employment Agreement ******

          10(p) Employment Arrangement between the Registrant and Douglas Glader
                ******

          10(q) Employment Arrangement between the Registrant and Dana R. Nelson for fiscal 1995 and 1996 ******

          10(s) Employee Stock Purchase Plan of the Registrant*****

          11    Detail computation of earnings per share

          13 1996 Annual Report to Stockholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission)

          21    Subsidiaries of the Registrant

          23.1  Consent of Independent Accountants

          23.2  Consent of Independent Accountants

          24    Powers of Attorney

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

***** Incorporated by reference to Exhibit B to the Registrant's Proxy Statement for its Annual Meeting of Stockholders held on January 31, 1996.

****** Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1995 (File No. 0-17972).

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGI INTERNATIONAL INC.


     December 30, 1996        By:  /s/ Jonathon E. Killmer
----------------------------     -------------------------------------------
          Date                     Jonathon E. Killmer
                                   Vice President & Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     December 30, 1996                  /s/ Ervin F. Kamm, Jr.*
----------------------------       -----------------------------------------
          Date                     Ervin F. Kamm, Jr.
                                   President & Chief Executive Officer


     December 30, 1996                  /s/ Jonathon E. Killmer
----------------------------       -----------------------------------------
          Date                     Jonathon E. Killmer
                                   Vice President & Chief Financial Officer

JOHN P. SCHINAS
WILLIS K. DRAKE
RICHARD E. EICHHORN
ERVIN F. KAMM, JR.
MYKOLA MOROZ                  A majority of the Board of Directors*
DAVID STANLEY
ROBERT S. MOE

*Jonathon E. Killmer, by signing his name hereto, does hereby sign this document on behalf of himself and each of the other above named directors and officer of the registrant pursuant to powers of attorney duly executed by such persons.

                         /s/ Jonathon E. Killmer
                    -------------------------------------
                    Jonathon E. Killmer, Attorney-in-fact

                              INDEX TO EXHIBITS

Exhibit
Number    Description                                                      Page
-------   -----------                                                      ----
3(a)      Restated Certificate of Incorporation of the Registrant*....

3(b)      Amended and Restated By-Laws of the Registrant**............

10(a)     Stock Option Plan of the Registrant.........................

10(b)     Form of indemnification agreement with directors
          and officers of the Registrant*.............................

10(c)     Amended and Restated Employment Agreement
          between the Company and John P. Schinas****.................

10(d)     Restated and Amended Note Purchase Agreement
          between the Company and AetherWorks Corporation,
          dated June 19, 1996.........................................

10(e)     Employment Arrangement between the Registrant
          and Mike Kelley, dated February 7, 1996.....................

10(f)     401(k) Savings and Profit Sharing Plan of
          Digi International Inc.***..................................

10(g)     Amended and Restated Employment Agreement
          between the Company and Ervin F. Kamm, Jr.******............

10(h)     Consulting Agreement between the Company
          and Mykola Moroz****........................................

10(i)     Employment Arrangement between the Registrant
          and Jonathon E. Killmer, dated September 16, 1996...........

10(j)     Employment Arrangement between the Registrant
          and David Rzasa, dated September 30, 1996...................

10(k)     Separation Agreement between the Company
          and Gerald A. Wall, dated December 4, 1996..................

10(n)     Employment Agreement with Ray D. Wymer, as
          amended by Amendment No. 1 to Employment
          Agreement******.............................................

                              INDEX TO EXHIBITS
                                 (continued)


Exhibit
Number    Description                                                      Page
-------   -----------                                                      ----
10(p)     Employment Arrangement between the Registrant
          and Douglas Glader******....................................

10(q)     Employment Arrangement between the Registrant
          and Dana R. Nelson for fiscal 1995 and 1996******...........

10(s)     Employee Stock Purchase Plan of the Registrant*****.........

11        Detail computation of earnings per share....................

13        1996 Annual Report to Stockholders (only those
          portions specifically incorporated by reference
          herein shall be deemed filed with the Securities
          and Exchange Commission)....................................

21        Subsidiaries of the Registrant..............................

23.1      Consent of Independent Accountants..........................

23.2      Consent of Independent Accountants..........................

24        Powers of Attorney..........................................

27        Financial Data Schedule.....................................

--------------

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

                              INDEX TO EXHIBITS
                                 (continued)


***** Incorporated by reference to Exhibit B to the Registrant's Proxy Statement for its Annual Meeting of Stockholders held on January 31, 1996.

****** Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1995.