Form 10-K/A
period 1996-09-30
DIGI INTERNATIONAL INC
filed 1997-01-24
CIK 854775

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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


     January 24, 1997         By:  /s/ Jonathon E. Killmer
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


     January 24, 1997               /s/ Jerry A. Dusa
----------------------------       -----------------------------------------
          Date                     Jerry A. Dusa
                                   Interim Acting Chief Executive Officer


     January 24, 1997               /s/ Jonathon E. Killmer
----------------------------       -----------------------------------------
          Date                     Jonathon E. Killmer
                                   Vice President & Chief Financial Officer

JOHN P. SCHINAS
WILLIS K. DRAKE
RICHARD E. EICHHORN
MYKOLA MOROZ                  A majority of the Board of Directors*
DAVID STANLEY
ROBERT S. MOE

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