Form 10-Q
period 1996-12-31
DIGI INTERNATIONAL INC
filed 1997-02-10
CIK 854775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: December 31, 1996.

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the transition period from ____ to ____.

                           Commission file number: 0-17972

                                DIGI INTERNATIONAL INC.
           ---------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Delaware                           41-1532464
    -------------------------------         -------------------
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)          Identification Number)

                                 11001 Bren Road East
                             Minnetonka, Minnesota 55343
                  -------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

                                    (612) 912-3444
                      ------------------------------------------
                 (Registrant's telephone number, including area code)


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


On January 31, 1997, there were 13,376,019 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                               Page
                                                                            ----
         Condensed Consolidated Statements of Operations
         for the three months ended December 31, 1996
         and 1995.............................................................3

         Condensed Consolidated Balance Sheets as of
         December 31, 1996 and September 30, 1996.............................4

         Condensed Consolidated Statements of Cash Flows
         for the three months ended December 31, 1996 and 1995................5

         Notes to Condensed Consolidated Financial
         Statements...........................................................6

         Independent Accountant's Report......................................8

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition........................9

         Forward-looking Statements..........................................13


PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings...................................................14

ITEM 2.  Changes in Securities...............................................14

ITEM 3.  Defaults Upon Senior Securities.....................................14

ITEM 4.  Submission of Matters to a Vote of Securities Holders...............14

ITEM 5.  Other Information...................................................15

ITEM 6.  Exhibits and Reports on Form 8-K....................................15

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               DIGI INTERNATIONAL INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     (UNAUDITED)



                                                    1996               1995
                                                    ----               ----
Net sales                                     $  42,236,213      $  43,716,263
Cost of sales                                    22,595,738         19,987,202
                                              -------------       ------------

Gross margin                                     19,640,475         23,729,061
                                              -------------       ------------

Operating expenses:
   Sales and marketing                           10,526,836          8,670,102
   Research and development                       5,439,456          4,144,836
   General and administrative                     5,413,865          3,898,356
                                              -------------       ------------

Total operating expenses                         21,380,157         16,713,294
                                              -------------       ------------

Operating (loss) income                          (1,739,682)         7,015,767

Other income, net                                    99,031            393,360
AetherWorks Corporation net loss                 (1,519,789)          (279,307)
                                              -------------       ------------

(Loss) income before income taxes                (3,160,440)         7,129,820
(Benefit) provision for income taxes               (582,433)         2,607,899
                                              -------------       ------------
Net (loss) income                             $  (2,578,007)      $  4,521,921
                                              -------------       ------------
                                              -------------       ------------
Net (loss) income per common and
   common equivalent share                    $       (0.19)      $       0.33
                                              -------------       ------------
                                              -------------       ------------

Weighted average common and
   common equivalent shares outstanding          13,354,080         13,902,733
                                              -------------       ------------
                                              -------------       ------------



The accompanying notes to condensed consolidated financial statements are an integral part of this financial statement.

                              DIGI INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  December 31,       September 30,
ASSETS                                                                 1996               1996
                                                                 --------------     --------------
                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                      $    7,607,580     $    8,943,390
  Accounts receivable, net                                           41,207,824         42,874,898
  Inventories                                                        35,396,677         33,372,164
  Income tax refund receivable                                        2,483,624          1,675,626
  Other                                                               3,013,454          2,825,828
                                                                 --------------     --------------
      Total current assets                                           89,709,159         89,691,906

Property, equipment and improvements, net                            25,114,285         24,230,101
Intangible assets, net                                               11,403,120         10,854,845
Investment in AetherWorks Corporation                                 2,152,960          1,672,749
Other                                                                 2,281,357          3,489,228
                                                                 --------------     --------------
      Total assets                                               $  130,660,881     $  129,938,829
                                                                 --------------     --------------
                                                                 --------------     --------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $   14,966,534     $   12,549,738
   Accrued expenses:
      Advertising                                                     4,182,403          3,761,619
      Compensation                                                    1,492,813          1,622,549
      Other                                                           2,414,057          2,061,782
                                                                 --------------     --------------
     Total current liabilities                                       23,055,807         19,995,688

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares
   authorized; none outstanding
   Common stock, $.01 par value; 60,000,000 shares
   authorized; 14,682,967 and 14,677,150 shares issued                  146,829            146,772
   Additional paid-in capital                                        42,932,896         42,866,758
   Retained earnings                                                 88,326,740         90,904,746
                                                                 --------------     --------------
                                                                    131,406,465        133,918,276
   Unearned stock compensation                                         (269,708)          (295,156)
   Treasury stock, at cost, 1,326,651 and 1,338,894
     shares                                                         (23,531,683)       (23,679,979)
                                                                 --------------     --------------
      Total stockholders' equity                                    107,605,074        109,943,141
                                                                 --------------     --------------
      Total liabilities and stockholders' equity                 $  130,660,881     $  129,938,829
                                                                 --------------     --------------
                                                                 --------------     --------------


The accompanying notes to condensed consolidated financial statements are an integral part of this financial statement.

                               DIGI INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                     (UNAUDITED)

                                                                  1996                1995
                                                                  -----               ----
Operating activities:
  Net (loss) income                                          $  (2,578,007)      $  4,521,921
                                                              ------------       -------------
  Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                 1,994,649          1,251,733
   AetherWorks Corporation net loss                              1,519,789            279,307
   Provision for doubtful accounts receivable                      174,000             39,280
   Provision for inventory obsolescence                            964,000            179,012
   Changes in operating assets and liabilities                     332,471        (11,119,384)
   Other                                                            72,146             78,441
                                                              ------------       -------------
  Total adjustments                                              5,057,055         (9,291,611)
                                                              ------------       -------------
    Net cash provided by (used in)
     operating activities                                        2,479,048         (4,769,690)
                                                              ------------       -------------

Investing activities:
  Purchase of property, equipment and improvements              (2,029,349)        (2,144,951)
  Investment in AetherWorks Corporation                         (2,000,000)        (3,363,235)
  Sale of marketable securities, net                                     -         13,256,978
                                                              ------------       -------------
    Net cash (used in) provided by
     investing activities                                       (4,029,349)         7,748,792
                                                              ------------       -------------

Financing activities:
  Stock benefit plan transactions, net                             214,491            216,233
  Purchase of treasury stock                                             -         (7,249,339)
                                                              ------------       -------------
    Net cash provided by (used in) financing activities            214,491         (7,033,106)
                                                              ------------       -------------
Net decrease in cash and cash equivalents                       (1,335,810)        (4,054,004)

Cash and cash equivalents, beginning of period                   8,943,390          5,103,731
                                                              ------------       -------------
Cash and cash equivalents, end of period                      $  7,607,580       $  1,049,727
                                                              ------------       -------------
                                                              ------------       -------------


The accompanying notes to condensed consolidated financial statements are an integral part of this financial statement.

                               DIGI INTERNATIONAL INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1996 Annual Report and Form 10-K.

The condensed consolidated financial statements presented herein as of December 31, 1996 and for the three month periods ended December 31, 1996 and 1995, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVESTMENT IN AETHERWORKS CORPORATION

Through December 31, 1996, under a financing arrangement, the Company purchased $7,296,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. At December 31, 1996, the Company is obligated to purchase up to an additional $6.5 million of convertible notes from time to time at the request of AetherWorks, based on certain conditions. The convertible notes held by the Company at December 31, 1996 are convertible into 55% of AetherWork's common stock, and the purchase of $6.5 million additional principal amount of convertible notes would increase the Company's ownership interest upon conversion to 62.7%, based on AetherWorks' present capitalization. Subsequent to December 31, 1996, the Company purchased $500,000 of AetherWorks convertible notes. In connection with the financing arrangement, the Company has also guaranteed $2.5 million of lease obligations of AetherWorks.

The Company has reported its investment in AetherWorks on the equity method and has reported a $1,519,789 loss for the three month period ended December 31, 1996 and a $279,307 loss for the three month period ended December 31, 1995. Such losses represent 100% of the AetherWorks net losses for the three month periods. The percentage of AetherWorks' net loss included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during the period.

Investment in AetherWorks Corporation consists of the following:

                                           December 31        September 30
                                           -----------        ------------
         Convertible notes receivable       $7,296,525          $5,296,525
         Cumulative net loss                (5,143,565)         (3,623,776)
                                             ---------           ---------
                                            $2,152,960          $1,672,749
                                             ---------           ---------
                                             ---------           ---------

3.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1996 and September 30, 1996 consisted of the following:

                                           December 31        September 30
                                           -----------        ------------
         Raw materials                     $17,981,708         $19,145,019
         Work in process                    11,057,146          10,469,315
         Finished goods                      6,357,823           3,757,830

4.  (LOSS) INCOME PER  SHARE

(Loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common stock equivalents result from dilutive stock options.

5.  RECLASSIFICATION OF REBATE EXPENSES

Rebates approximating $150,000 for the period ended December 31, 1995, which are now offset against net sales, were previously included in sales and marketing expenses. This reclassification had no impact on previously reported net income or stockholders' equity.

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and Subsidiaries as of December 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three month periods ended December 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1996, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated December 20, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                       /s/ COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
February 6, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated financial statements expressed as percentage of sales:

                                          Quarter ended
                                            December 31
                                         -----------------       Percentage
                                          1996      1995    Increase (decrease)
                                          ----      ----    -------------------
Net sales                                100.0%    100.0%          (3.3%)
Cost of sales                             53.5      45.7           13.1
                                          ----      ----           ----
Gross margin                              46.5      54.3          (17.2)
                                          ----      ----           ----
Operating expenses:
   Sales and marketing                    24.9      19.8           21.4
   Research and development               12.9       9.5           31.2
   General and administrative             12.8       8.9           38.9
                                          ----      ----           ----
   Total operating expenses               50.6      38.2           27.9
                                          ----      ----           ----
Operating (loss) income                   (4.1)     16.1         (124.8)
Other income, net                          0.2       0.9          (74.8)
AetherWorks Corporation net loss          (3.6)     (0.6)         444.1
                                          ----      ----          -----
(Loss) income before income taxes         (7.5)     16.4         (144.3)
(Benefit) provision for income taxes      (1.4)      6.0         (122.3)
                                          ----      ----          -----
Net (loss) income                         (6.1%)    10.3%        (157.0%)
                                          -----     ----          -----
                                          ----      ----          -----

NET SALES

Sales for the three month period ended December 31, 1996 were lower than sales for the corresponding three month period ended December 31, 1995 by $1,480,050 or 3.3%, the majority of the decline being represented by a $1.15 million increase in rebates in the 1996 period. Such increase was due to providing incentives to the distribution market. Rebates, which had been historically included as a part of sales and marketing expenses, have been offset against net sales for the three months ended December 31, 1996. Rebates in the statement for the three months ended December 31, 1995, amounting to $150,000, have been reclassified to conform to the current presentation.

Net sales by product markets for the three month period ended December 31, 1996 and 1995 expressed in percentages were as follows:

                                            Quarter ended
                                             December 31        Percentage
                                           --------------
                                           1996      1995   Increase (decrease)
                                           ----      ----   -------------------
Net sales:
Multiuser                                 56.2%     65.0%         (16.4%)
Remote Access                             21.4%     17.8%          15.9%
LAN Connect                               22.4%     17.2%          26.1%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

Sales to original equipment manufacturers (OEM's) across product markets increased from 14.2% of net sales in the quarter ended December 31, 1995 to 19.9% in 1996. However, on a quarter to quarter basis, such sales declined from 22.7% of net sales for the quarter ended September 30, 1996. The decline was due primarily to year-end inventory management by the Company's OEM customers. The Company expects the OEM portion of the Company's business to slightly increase in the second quarter.

Sales to the distribution markets decreased both on a quarter to quarter basis, as well as in comparison to the corresponding 1996 quarter. Sales to the distribution markets decreased from 70.3% of net sales in the quarter ended December 31, 1995 to 68.9% for the quarter ended December 31, 1996. Sales to the distribution markets increased, however, from 63.7% of net sales for the quarter ended September 30, 1996. Actual sales dollars to the distribution markets declined from $33.2 million for the quarter ended September 30, 1996 to $29.1 million for the quarter ended December 31, 1996. The decline was due primarily to softness in demand and adjustments in inventory levels by the distributors, which not only impacted the Company, but the industry as a whole. Such declines were reflected in the percentage declines of multiuser sales. Other product market percentage increases were also adversely impacted by the year-end adjustments in inventory levels.

The Company believes that the softness in sales to the distribution markets will continue into the next quarter, and may have some effect in the third quarter, as well.

GROSS MARGIN

Gross margin as a percentage of net sales decreased to 46.5% for the quarter ended December 31, 1996 from 54.3% for the quarter ended December 31, 1995. The decrease in the gross margin for the quarter is primarily related to increased rebates and a higher percentage of sales in the LAN Connect market, which have traditionally resulted in lower margins. In addition, reserves for potential inventory obsolescence were increased by $964,000 during the three months ended December 31, 1996, due to increased concerns regarding the impact of softness in sales and continued increases in inventory levels.

OPERATING EXPENSES

Operating expenses for the quarter ended December 31, 1996, increased 27.9% over operating expenses for the corresponding quarter ended December 31, 1995, and increased as a percentage of sales to 50.6% for the quarter ended December 31, 1996 from 38.2% for the quarter ended December 31, 1995. The increase was primarily due to the opening of two new research and development facilities in Huntsville, Ala. and Redmond, Wash., as well as additional marketing costs in connection with new product introductions. In addition, general and administrative expenses increased due to severance expenses and expansion and upgrades to the Company's infrastructure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses declined from $23.5 million in the quarter ended September 30, 1996 to $21.4 million in the quarter ended December 31, 1996.
Such decline was due to decreased marketing costs and a reduction of funding levels for new product development. The Company expects to continue to reduce its sales and marketing, research and development and general and administrative costs during fiscal 1997.

OTHER INCOME

Other income for the quarter ended December 31, 1996 decreased by $294,329, as compared to the quarter ended December 31, 1995, due to lower interest income resulting from a decrease in invested funds.

AETHERWORKS CORPORATION NET LOSS

In connection with the purchase of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, the Company has the ability, under certain conditions, to convert its investment into a majority of AetherWorks' common stock. The Company has reported its investment in AetherWorks on the equity method and has recorded a $1,519,789 and a $279,307 loss for the quarters ended December 31, 1996 and 1995, respectively. Such losses represent 100% of AetherWorks' net losses for such periods. The percentage of AetherWorks' net losses included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods. The Company anticipates that AetherWorks' losses for the remainder of 1997 will be at levels similar to or higher than those incurred during the quarter ended December 31, 1996.

INCOME TAXES

Due to the loss incurred in the quarter ended December 31, 1996, the Company has recorded an income tax benefit of $582,433. Such benefit is not higher due to the non-deductibility of the AetherWorks' losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations and proceeds remaining from earlier public stock offerings.
Investing activities for the quarter ended December 31, 1996 consisted of purchases of equipment and capital improvements and the additional purchase of $2,000,000 in convertible notes from AetherWorks Corporation. As of December 31, 1996, the Company is obligated to purchase up to an additional $6.5 million in convertible notes from time to time at the request of AetherWorks, based on certain conditions. See also Note 2 of the Notes to the Condensed Consolidated Financial Statements.

At December 31, 1996, the Company had working capital of $66.6 million and no debt. The Company has negotiated a $5 million unsecured line of credit with its bank, but has not utilized such line. The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and /or equity financing will be sufficient to fund current and anticipated business operations.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FORWARD-LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

THE COMPANY'S MANAGEMENT EXPECTS THE OEM PORTION OF THE COMPANY'S BUSINESS TO INCREASE IN THE SECOND QUARTER. OEM orders are subject to cancellation at the option of the customer, and are historically subject to greater quarterly fluctuations than sales through the Company's other channels, as well as competitive conditions in markets served by the Company's OEM customers. OEM sales could also be adversely impacted by component shortages.

THE SOFTNESS IN SALES TO THE DISTRIBUTION MARKETS WILL CONTINUE INTO THE NEXT QUARTER, AND MAY HAVE SOME EFFECT IN THE THIRD QUARTER, AS WELL. General market conditions and competitive conditions within these markets may impact sales levels either unfavorably or favorably.

THE EXPECTATION TO CONTINUE TO REDUCE SALES AND MARKETING, RESEARCH AND DEVELOPMENT AND GENERAL AND ADMINISTRATIVE COSTS DURING FISCAL 1997. This expectation may be impacted by presently unanticipated opportunities or by unanticipated expenses.

THE EXPECTATION THAT THE AETHERWORKS CORPORATION LOSSES FOR THE REMAINDER OF FISCAL 1997 WILL BE SIMILAR TO OR GREATER THAN THOSE INCURRED IN THE QUARTER ENDED DECEMBER 31, 1996. This expectation may be impacted by presently unanticipated revenue opportunities or by unanticipated expenses.

THE BELIEF THAT THE COMPANY'S CURRENT FINANCIAL RESOURCES, CASH GENERATED FROM OPERATIONS AND THE COMPANY'S POTENTIAL CAPACITY FOR DEBT AND/OR EQUITY FINANCING WILL BE SUFFICIENT TO FUND CURRENT AND ANTICIPATED BUSINESS OPERATIONS. Changes in anticipated operating results, credit availability and equity market conditions may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 3, 1997, the Company and certain of its previous officers were named as defendants in a putative securities class action lawsuit in the United States District Court for the District of Minnesota on behalf of an alleged class of purchasers of its common stock during the period January 25, 1996, through December 23, 1996, inclusive, which is captioned DENNIS D'HONDT, INDIVIDUALLY AND ON BEHALF OF ALL PERSONS SIMILARLY SITUATED, PLAINTIFF, VS. DIGI INTERNATIONAL INC., ERVIN F. KAMM, JR., GERALD A. WALL, AND GARY L. DEANER, DEFENDANTS. The complaint in the action alleges the Company and certain of its previous officers violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results. The complaint seeks compensatory damages in an unspecified amount plus interest against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs.

On January 17, 1997 and February 6, 1997, two additional putative securities class action lawsuits were filed in the United States District Court for the District of Minnesota captioned RUTH LINEHAN, INDIVIDUALLY AND ON BEHALF OF ALL PERSONS SIMILARLY SITUATED, PLAINTIFF AND RUSSELL SIEGEL AND ANNE BUTLER, AS EXECUTRIX OF THE ESTATE OF MICHAEL BUTLER, ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED, PLAINTIFFS, VS. DIGI INTERNATIONAL INC., ERVIN F. KAMM, JR., GERALD A. WALL, AND GARY L. DEANER, DEFENDANTS, which make the same allegations against the same defendants as those asserted in the lawsuit described in the previous paragraph.

These lawsuits are in a preliminary stage and, accordingly, their ultimate outcome or potential impact on the financial position, results of operations or cash flows of the Company cannot be determined at this time.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on January 30, 1997, the stockholders approved the following:

    (a) Proposal to elect three directors, Willis K. Drake and David Stanley for three year terms and Robert S. Moe for a term of two years. Mr. Drake was elected on a vote of 10,901,684 in favor, with 330,754 shares withholding authority to vote. Mr. Stanley was elected on a vote of 10,927,087 in favor, with 305,351 withholding authority to vote. Mr. Moe was elected on a vote of 11,024,190 in favor, with 208,248 withholding authority to vote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       (CONTINUED)

    (b) Proposal to amend the Digi International Inc. Stock Option Plan to reserve additional shares for future awards and extend the Plan's expiration date. The proposal passed on a vote of 9,425,554 in favor, 1,756,383 against, 50,501 abstentions and no broker non-votes.

    (c) Proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for fiscal year 1997. The proposal passed on a vote of 10,967,099 in favor, 238,102 against, 27,237 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended December 31, 1996. The Exhibits filed as part of this report are listed below.

Exhibit No.   Description

3(a)          Amended and Restated Certificate of Incorporation of the
              Registrant*

3(b)          Amended and Restated By-Laws of the Registrant**

10(l) Separation Agreement between the Company and Ervin F. Kamm, Jr., dated January 3, 1997

10(p)(i) Amendment to Employment Arrangement Between the Company and Douglas Glader

11            Detail Computation of Earnings Per Share

15            Letter Re: Unaudited Interim Financial Information

27            Financial Data Schedule

*Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File No. 33-30725)

**Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File No. 33-42384)

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DIGI INTERNATIONAL INC.


Date:  February 7, 1997                By:  /s/ Jonathon E. Killmer
                                          -------------------------------
                                       Jonathon E. Killmer
                                       Chief Financial Officer
                                       (duly authorized officer and
                                       Principal Financial Officer)