Form 10-Q
period 1997-03-31
DIGI INTERNATIONAL INC
filed 1997-05-01
CIK 854775

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

     For the quarterly period ended: March 31, 1997.

                                          OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to     .
                                                    ----    ----

                           Commission file number: 0-17972

                                DIGI INTERNATIONAL INC.
          -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      Delaware                          41-1532464
          ---------------------------------        ---------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification Number)

                                 11001 Bren Road East
                             Minnetonka, Minnesota 55343
               -------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

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


                                  Yes  X     No
                                      ---       ---


On April 30, 1997, there were 13,400,941 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                             Page
                                                                           ----


          Condensed Consolidated Statements of Operations
          for the three and six month periods ended
          March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Balance Sheets as of
          March 31, 1997 and September 30, 1996. . . . . . . . . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows
          for the six month periods ended March 31, 1997 and 1996. . . . . . . 5

          Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

          Review Report of Independent Accountants . . . . . . . . . . . . . . 9

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition. . . . . . . . . . . .10

          Forward-looking Statements . . . . . . . . . . . . . . . . . . . . .14


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .16

ITEM 4.   Submission of Matters to a Vote of Securities Holders. . . . . . . .16

ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .16

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                             DIGI INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                              Three months ended March 31        Six months ended March 31
                                            -------------------------------    -----------------------------
                                                 1997              1996             1997            1996
                                            --------------    -------------    -------------   -------------
Net sales                                   $   40,393,222    $  47,973,275    $  82,629,437   $  91,689,538
Cost of sales                                   21,099,206       22,582,177       43,694,943      42,569,379
                                            --------------    -------------    -------------   -------------

Gross margin                                    19,294,016       25,391,098       38,934,494      49,120,159
                                            --------------    -------------    -------------   -------------

Operating expenses:
   Sales and marketing                           8,708,518        8,825,532       19,235,351      17,495,634
   Research and development                      4,552,040        4,428,193        9,991,497       8,573,029
   General and administrative                    5,343,188        4,206,294       10,757,054       8,104,650
   Restructuring                                10,471,482                -       10,471,482               -
                                            --------------    -------------    -------------   -------------

Total operating expenses                        29,075,228       17,460,019       50,455,384      34,173,313
                                            --------------    -------------    -------------   -------------

Operating (loss) income                        (9,781,212)        7,931,079     (11,520,890)      14,946,846

Other income, net                                  127,203          151,275          226,234         544,635
AetherWorks Corporation net loss               (1,589,681)        (655,990)      (3,109,470)        (935,297)
                                            --------------    -------------    -------------   -------------

(Loss) income before income taxes             (11,243,690)        7,426,364     (14,404,126)      14,556,184
(Benefit) provision for income taxes           (1,843,473)        2,806,750      (2,425,905)       5,414,649
                                            --------------    -------------    -------------   -------------
Net (loss) income                           $  (9,400,217)    $   4,619,614    $(11,978,221)   $   9,141,535
                                            --------------    -------------    -------------   -------------
                                            --------------    -------------    -------------   -------------
Net (loss) income per common and
   common equivalent share                  $       (0.70)    $        0.34    $      (0.90)   $        0.66
                                            --------------    -------------    -------------   -------------
                                            --------------    -------------    -------------   -------------

Weighted average common and
   common equivalent shares outstanding         13,381,615       13,693,597       13,367,885      13,787,075
                                            --------------    -------------    -------------   -------------
                                            --------------    -------------    -------------   -------------

The accompanying notes are an integral part to the condensed consolidated financial statements.

                             DIGI INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           March 31       September 30
ASSETS                                                       1997             1996
                                                         -------------   -------------
Current assets:                                           (unaudited)
  Cash and cash equivalents                              $   9,676,932   $   8,943,390
  Accounts receivable, net                                  38,066,444      42,874,898
  Inventories                                               30,009,443      33,372,164
  Income tax refund receivable                               4,374,640       1,675,626
  Other                                                      2,940,432       2,825,828
                                                         -------------   -------------
     Total current assets                                   85,067,891      89,691,906

Property, equipment and improvements, net                   23,297,609      24,230,101
Intangible assets, net                                       7,024,724      10,854,845
Investment in AetherWorks Corporation                        2,063,279       1,672,749
Other                                                        1,564,945       3,489,228
                                                         -------------   -------------
     Total assets                                        $ 119,018,448   $ 129,938,829
                                                         -------------   -------------
                                                         -------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  11,814,183   $  12,549,738
  Accrued expenses:

     Advertising                                             3,790,797       3,761,619
     Compensation                                            1,766,039       1,622,549
     Restructuring                                           1,248,858               -
     Other                                                   1,993,635       2,061,782
                                                         -------------   -------------
     Total current liabilities                              20,613,512      19,995,688

Commitments and contingency

Stockholders' equity:

  Preferred stock, $.01 par value; 2,000,000 shares
   authorized; none outstanding
  Common stock, $.01 par value; 60,000,000 shares
   authorized; 14,688,967 and 14,677,150 shares issued         146,887         146,772
  Additional paid-in capital                                42,771,095      42,866,758
  Retained earnings                                         78,926,524      90,904,746
                                                         -------------   -------------
                                                           121,844,506     133,918,276
  Unearned stock compensation                                 (232,489)       (295,156)
  Treasury stock, at cost, 1,306,961 and 1,338,894
   shares                                                  (23,207,081)    (23,679,979)
                                                         -------------   -------------
     Total stockholders' equity                             98,404,936     109,943,141
                                                         -------------   -------------
     Total liabilities and stockholders' equity          $ 119,018,448   $ 129,938,829
                                                         -------------   -------------
                                                         -------------   -------------

The accompanying notes are an integral part to the condensed consolidated financial statements.

                             DIGI INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                1997              1996
                                                           -------------    -------------
Operating activities:
  Net (loss) income                                        $ (11,978,221)       9,141,535
  Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
    Restructuring                                             10,270,361                -
    Depreciation and amortization                              3,770,910        2,830,774
    AetherWorks Corporation net loss                           3,109,470          935,297
    Loss on sale of fixed assets                                  67,033                -
    Provision for doubtful accounts receivable                   522,236          142,379
    Provision for inventory obsolescence                       1,481,285          453,100
    Stock compensation                                            50,225          104,967
    Changes in operating assets and liabilities                 (438,769)     (25,719,511)
                                                           -------------    -------------
     Total adjustments                                        18,832,751      (21,252,994)
                                                           -------------    -------------
     Net cash provided by (used in)
      operating activities                                     6,854,530      (12,111,459)
                                                           -------------    -------------

Investing activities:
    Purchase of property, equipment and improvements          (3,010,780)      (9,390,929)
    Investment in AetherWorks Corporation                     (3,500,000)      (3,363,235)
    Sale of marketable securities, net                                 -       27,732,781
                                                           -------------    -------------
     Net cash (used in) provided by
      investing activities                                    (6,510,780)      14,978,617
                                                           -------------    -------------
Financing activities:
    Stock benefit plan transactions, net                         389,792          949,442
    Purchase of treasury stock                                         -       (7,249,339)
                                                           -------------    -------------
     Net cash provided by (used in) financing activities         389,792       (6,299,897)
                                                           -------------    -------------
Net decrease in cash and cash equivalents                        733,542       (3,432,739)

Cash and cash equivalents, beginning of period                 8,943,390        5,103,731
                                                           -------------    -------------
Cash and cash equivalents, end of period                   $   9,676,932    $   1,670,992
                                                           -------------    -------------
                                                           -------------    -------------

 The accompanying notes are an integral part to the condensed consolidated financial statements.

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

The condensed consolidated financial statements presented herein as of March 31, 1997 and for the three and six month periods ended March 31, 1997 and 1996, reflect, in the opinion of management, all adjustments (which, with the exception of the restructuring charge, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVESTMENT IN AETHERWORKS CORPORATION

Through March 31, 1997, under a financing arrangement, the Company purchased $8,796,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. At March 31, 1997, the Company is obligated to purchase up to an additional $5 million of convertible notes from time to time at the request of AetherWorks, based on certain conditions. The convertible notes held by the Company at March 31, 1997 are convertible into 56.2% of AetherWorks' common stock, and upon the purchase of the additional $5 million of convertible notes, the Company's ownership interest upon conversion would increase to 62.7%, based on AetherWorks' present capitalization. In connection with the financing arrangement, the Company has also guaranteed $2.8 million of lease obligations of AetherWorks.

The Company has reported its investment in AetherWorks on the equity method and has reported losses of $1,589,681 and $3,109,470 for the three month and six month periods ended March 31, 1997, and recorded losses of $655,990 and $935,297 for the corresponding three and six month periods ended March 31, 1996. Such losses represent 100% of the AetherWorks net losses for these periods. The percentage of AetherWorks' net losses included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods.


Investment in AetherWorks Corporation consisted of the following:

                                    March 31, 1997     September 30, 1996
                                    --------------     ------------------
     Convertible notes receivable       $8,796,525             $5,296,525
     Cumulative net losses              (6,733,246)            (3,623,776)
                                        ----------             ----------
                                        $2,063,279             $1,672,749
                                        ----------             ----------
                                        ----------             ----------

3.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 1997 and September 30, 1996 consisted of the following:


                                         March 31     September 30
                                         --------     ------------

    Raw materials                     $12,786,935      $19,145,019
    Work in process                     9,061,793       10,469,315
    Finished goods                      8,160,715        3,757,830


4.  (LOSS) INCOME PER SHARE

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents result from dilutive stock options. No common stock equivalents were included in determining the weighted average common and common stock equivalents outstanding for the three and six month periods ended March 31, 1997, because their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for both interim and annual periods ending after December 15, 1997. The adoption of this Statement will not have a material effect on the Company's reported EPS.

5.  RESTRUCTURING CHARGE

During the three month period ended March 31, 1997, the Company's Board of Directors approved a restructuring plan which resulted in a restructuring charge of $10,471,482 ($8,283,681, net of tax benefits or $0.62 per share). The restructuring charge related to the closing of the Cleveland manufacturing facility, the reduction of selected product lines and the consolidation and closing of certain research and development facilities. These costs included (i) write downs of the carrying values of fixed assets related to the closed manufacturing and research and development facilities,
(ii) write downs of the carrying values of goodwill and identifiable intangible assets (primarily licensing agreements related to the discontinued product lines) and related inventories and (iii) the accrual of severance costs associated with the elimination of 105 positions (total workforce reduction was 150).

The restructuring charge consists of $1,449,979 in cash expenditures (primarily severance), of which $201,121 had been paid as of March 31, 1997, and $9,021,503 resulting from the write down of asset carrying values. As of March 31, 1997, $9,222,624 had been charged to this restructuring reserve and the remaining reserve of $1,248,858 is expected to be essentially utilized during fiscal 1997.

6.  RECLASSIFICATION OF REBATE EXPENSES

Rebates to customers of approximately $525,000 and $675,000 for the three and six month periods ended March 31, 1996, now reflected as a reduction of sales, were previously included in sales and marketing expenses. This reclassification had no impact on previously reported operating income, net income or stockholders' equity.

7.  LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Consolidated Condensed Financial Statements and Accompanying Notes.

                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations for the three month and six month periods ended March 31, 1997 and 1996 and cash flows for the six month periods ended March 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
April 23, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:



                                     Three months  %             Six months     %
                                       ended     Increase          ended      Increase
                                      March 31  (decrease)        March 31   (decrease)
                                     ---------------------       ----------------------
                                     1997   1996                 1997   1996
                                     ----   ----                 ----   ----
Net sales                           100.0%  100.0% (15.8%)     100.0% 100.0%    (9.9%)
Cost of sales                         52.2    47.1  ( 6.6)       52.9   46.4      2.6
                                    ------  ------ ------      ------ ------   ------
Gross margin                          47.8    52.9  (24.0)       47.1   53.6    (20.7)
                                    ------  ------ ------      ------ ------   ------
Operating expenses:
 Sales and marketing                  21.6    18.4   (1.3)       23.3   19.1      9.9
 Research and development             11.3     9.2    2.8        12.1    9.4     16.5
 General and administrative           13.2     8.8   27.0        13.0    8.8     32.7
 Restructuring                        25.9     0.0  100.0        12.7    0.0    100.0
                                    ------  ------ ------      ------ ------   ------
 Total operating expenses             72.0    36.4   66.5        61.1   37.3     47.6
                                    ------  ------ ------      ------ ------   ------
Operating (loss) income              (24.2)   16.5 (223.3)      (13.9)  16.3   (177.1)
Other income, net                      0.3     0.3  (15.9)        0.3    0.6    (58.5)
AetherWorks Corporation net loss      (3.9)   (1.4) 142.3        (3.8)  (1.0)   232.5
                                    ------  ------ ------      ------ ------   ------
(Loss) income before income taxes    (27.8)   15.5 (251.4)      (17.4)  15.9   (199.0)
(Benefit) provision for income taxes  (4.6)    5.9 (165.7)       (2.9)   5.9   (144.8)
                                    ------  ------ ------      ------ ------   ------
Net (loss) income                    (23.3)    9.6 (303.5)      (14.5)  10.0   (231.0)
                                    ------  ------ ------      ------ ------   ------
                                    ------  ------ ------      ------ ------   ------


NET SALES

Sales for the three month and six month periods ended March 31, 1997 were lower than sales for the corresponding periods ended March 31, 1996 by $7,580,053 and $9,060,101 or 15.8% and 9.9%, respectively. The majority of decline was primarily due to a conscious effort by the Company to reduce inventory levels in the distribution channel in the three month period ended March 31, 1997 and softness in demand for networking products during the first quarter of fiscal 1997. In addition, sales for the three month and six month periods ended March 31, 1997 were also reduced by customer rebates of $700,750 and $2,000,750, respectively, an increase in such rebates of $175,750 and $1,325,750, respectively, over the corresponding period ended March 31, 1996. Such increases were due to providing incentives to the distribution market in the first quarter of fiscal 1997 that carried over into the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

Net sales to Original Equipment Manufacturers (OEMs), as a percentage of total net sales, rose to 25.0% and 22.4% for the three and six month periods ended March 31, 1997, as compared to 20.7% and 17.6% for the comparable periods in 1996. Sequentially, net sales from OEMs for the three month period ended March 31, 1997 increased 5.1% as compared to the three month period ended December 31, 1996. The increase for the three month period was due primarily to seasonal replenishment by OEM customers. The Company expects the OEM portion of the Company's business to remain relatively stable with the current level in the third quarter.

Net sales from the distribution markets, as a percentage of total sales, declined to 60.6% and 64.8% for the three month and six month periods ended March 31, 1997, as compared to 65.1% and 67.6% for the comparable periods for 1996. Sequentially, sales from the distribution market for the three month period ended March 31, 1997 declined 8.4%, as compared to the three month period ended December 31, 1996. The decline was due primarily to a conscious effort to reduce inventory levels in the distribution channel in the three month period ended March 31, 1997.

The effort by the Company to reduce inventory levels in the distribution channel is expected to continue in the third quarter.

GROSS MARGIN

Gross margin for the three and six month periods ended March 31, 1997 declined to 47.8% and 47.1%, respectively, as compared to 52.9% and 53.6% for the comparable periods in 1996. Such decline was principally due to the increase of OEM and LAN Connect net sales as a percentage of total net sales. Net sales of OEM and LAN Connect products generally provide lower gross margins, as compared to sales made through the distribution markets. In addition, due to the lower sales levels for the three and six month periods ended March 31, 1997, which are anticipated to continue into the third quarter of 1997, the Company has increased its reserves for excess and obsolete inventories by approximately $300,000 and $1,500,000 in the three and six month periods ended March 31, 1997.

OPERATING EXPENSES

Operating expenses for the three month period ended March 31, 1997 increased 66.5% over operating expenses for the corresponding period ended March 31, 1996 and increased as a percentage of sales to 72% for the three month period ended March 31, 1997 from 36.4% for the three month period ended March 31, 1996. Operating expenses for the six month period ended March 31, 1997 increased by 47.6% over the corresponding period ended March 31, 1996, and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

increased as a percentage of sales to 61% for the six month period ended March 31, 1997, from 37.3% for the corresponding period in 1996. These increases were due principally to the restructuring charge of $10.5 million, recorded in the three month period ended March 31, 1997. The restructuring charge related to the closing of the Cleveland manufacturing facility, the elimination of selected product lines and the consolidation and closing of certain research and development facilities. These costs included (i) write downs of the carrying values of fixed assets related to the closed manufacturing and research and development facilities, (ii) write downs of the carrying values of goodwill and identifiable intangible assets (primarily licensing agreements related to the discontinued product lines) and related inventories and (iii) the accrual of severance costs associated with the elimination of 105 positions (total workforce reduction was 150).

The increases in operating expense also resulted partially from increased general and administration expenses due to the opening of new research and development facilities in Huntsville, Ala. and Redmond, Wash in the second half of fiscal 1996. In addition, general and administrative expenses increased due to severance expenses, not a part of the restructuring previously discussed, and expansion and upgrades to the Company's infrastructure.

Sales and marketing, research and development and general and administrative costs declined from $23.3 million and $21.4 million in the three month periods ended September 30, 1996 and December 31, 1996, respectively, to $18.6 million in the three month period ended March 31, 1997. Such decline was due to decreased marketing costs and a reduction of funding levels for new product development. The Company expects to continue to reduce such costs during the remainder of fiscal 1997.

OTHER INCOME

Other income for the three and six month periods ended March 31, 1997 decreased to $127,203 and $226,234, respectively, as compared to $151,275 and $544,635 for the corresponding periods in 1996. The decline was due to lower interest income resulting from a decrease in invested funds.

AETHERWORKS CORPORATION NET LOSS

In connection with the purchase of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, the Company has the ability, under certain conditions, to convert its investment into a majority of AetherWorks' common stock. The Company has reported its investment in AetherWorks on the equity method and has recorded $1,589,681 and $3,109,470 of net losses for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

AETHERWORKS CORPORATION NET LOSS (CONTINUED)

the three and six month periods ended March 31, 1997, respectively. The Company recorded AetherWorks net losses of $655,990 and $935,297 for the corresponding three and six month periods ended March 31, 1996. These net losses represent 100% of AetherWork's net losses for such periods. The percentage of AetherWorks' net losses included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods. The Company anticipates that AetherWorks' net losses for the remainder of fiscal 1997 will be at levels similar to or higher than those incurred during the three and six month periods ended March 31, 1997.

INCOME TAXES

Due to the net losses incurred in both the three and six month periods ended March 31, 1997, the Company has recorded an income tax benefit of $1,843,473 and $2,425,905, respectively. Such benefits are not higher due to the non-deductibility of certain intangible assets written off as part of the restructuring charge and the AetherWorks net losses.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations and proceeds from earlier public offerings. Investing activities for the three and six month periods ended March 31, 1997 consisted of purchases of equipment and capital improvements, including a new enterprise wide computer system, and the purchase of additional convertible notes from
AetherWorks Corporation.   Such notes purchases totaled $1.5 million and $3.5
million in the three and six month periods ended March 31,1997, respectively. As of March 31, 1997, the Company is obligated to purchase up to an additional $5 million in convertible notes from time to time at the request of AetherWorks. See also Note 2 of the Notes to the Condensed Consolidated Financial Statements.

At March 31, 1997, the Company had working capital of $64 million and no debt. The Company has negotiated a $5 million unsecured line of credit with its bank, but has not utilized such line. The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations, including the Company's obligation to purchase additional convertible notes from AetherWorks Corporation.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial position.

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified below:

THE EXPECTATION THAT THE OEM PORTION OF THE COMPANY'S BUSINESS WILL REMAIN RELATIVELY STABLE WITH THE CURRENT LEVEL IN THE THIRD QUARTER. This expectation may be impacted by unanticipated revenue opportunities or changes in ordering levels that may reduce current levels of net sales to OEMs.

THE EFFORT TO REDUCE INVENTORY LEVELS IN THE DISTRIBUTION CHANNEL WILL CONTINUE IN THE NEXT QUARTER. General market conditions and competitive conditions within these markets may impact sales levels either unfavorably or favorably.

THE EXPECTATION THAT LOWER SALES LEVELS ARE ANTICIPATED TO CONTINUE INTO THE THIRD QUARTER OF 1997. General market conditions and competitive conditions within these markets may impact sales levels either unfavorably or favorably.

THE EXPECTATION THAT THE REDUCTION IN SALES AND MARKETING, RESEARCH AND DEVELOPMENT AND GENERAL AND ADMINISTRATIVE COSTS WILL CONTINUE DURING THE REMAINDER OF FISCAL 1997. This expectation may be impacted by presently unanticipated revenue opportunities or by unanticipated expenses.

THE EXPECTATION THAT THE AETHERWORKS CORPORATION NET LOSSES FOR THE REMAINDER OF FISCAL 1997 WILL BE SIMILAR OR GREATER THAN THOSE INCURRED DURING THE
THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1997.   This expectation may be
impacted by presently unanticipated revenue opportunities or by unanticipated expenses.

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

On January 17, 1997, February 6, 1997 and February 14, 1997, three additional putative securities class action lawsuits were filed in the United States District Court for the District of Minnesota captioned RUTH LINEHAN, INDIVIDUALLY AND ON BEHALF OF ALL PERSONS SIMILARLY SITUATED, PLAINTIFF AND RUSSELL SIEGEL AND ANNE BUTLER, AS EXECUTRIX OF THE ESTATE OF MICHAEL BUTLER, ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED, PAUL HOLM, INDIVIDUALLY AND ON BEHALF OF ALL PERSONS SIMILARLY SITUATED, PLAINTIFFS, VS. DIGI INTERNATIONAL INC., ERVIN F. KAMM, JR., GERALD A. WALL, AND GARY L. DEANER, DEFENDANTS, which make the same allegations against the same defendants as those asserted in the lawsuit described in the previous paragraph.

On February 25, 1997, an additional securities lawsuit was filed in the United States District Court for the District of Minnesota captioned LOUISIANA STATE EMPLOYEES RETIREMENT SYSTEM IN BEHALF OF ITSELF AND IN BEHALF OF ALL OTHER PARTIES SIMILARLY SITUATED AND CIRCUMSTANCED WHO DESIRE TO PERSONALLY JOIN IN THIS ACTION AND TO CONTRIBUTE TO THE COSTS AND EXPENSES THEREOF, PLAINTIFFS, VS. DIGI INTERNATIONAL INC., GARY L DEANER, ERVIN F. KAMM, JR., GERALD A. WALL, AND "JOHN DOE AND "RICHARD ROE" BEING FICTITIOUS, THE PARTIES INTENDED BEING THOSE PARTIES, PRESENTLY UNKNOWN TO THE PLAINTIFF, WHO PARTICIPATED IN THE WRONGFUL ACTS SET FORTH HEREIN, DEFENDANTS, which make the same allegations as those asserted in the lawsuit described in the first paragraph above. This lawsuit, unlike the other lawsuits, is not a class action.

On March 7, 1997, an additional securities class action lawsuit was filed in the United States District Court for the District of Minnesota captioned EDWARD HENRY CHAPMAN, III ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED, PLAINTIFF, VS. DIGI INTERNATIONAL INC.; ERVIN F. KAMM, JR.; GERALD
A. WALL; JONATHON E. KILLMER; AND GARY L. DEANER, DEFENDANTS, which make the same allegations as those asserted in the lawsuit described in the first paragraph above.

By Memorandum Order dated April 2, 1997, the District Court consolidated all of the above lawsuits for pretrial purposes, and consolidated the five class action lawsuits for all purposes including trial. The District Court appointed 21 persons to serve as lead plaintiffs in the consolidated class actions, and granted the lead plaintiffs 30 days from April 2, 1997 within which to file and serve a consolidated class action complaint that will supersede the five separate complaints. To date, plaintiffs have not filed or served a consolidated class action complaint.

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

(a) Exhibits:

Exhibit No.    Description

3(a)      Amended and Restated Certificate of Incorporation of the Registrant*

3(b)      Amended and Restated By-Laws of the Registrant**

10(m)     Employment Agreement with Jerry A. Dusa, dated March 12, 1997

15        Letter Re: Unaudited Interim Financial Information

27        Financial Data Schedule

------------------------------------------------

*Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1992 (File No. 0-017972)

**Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File No. 33-42384)

(b)  Reports on Form 8-K:

     Form 8-K dated February 18, 1997, regarding the announcement of the Company recording a restructuring charge during the second quarter of fiscal 1997.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIGI INTERNATIONAL INC.


Date:  May 1, 1997            By: /s/ Jonathon E. Killmer
                                 ---------------------------------
                                   Jonathon E. Killmer
                                   Chief Financial Officer
                                   (duly authorized officer and
                                   Principal Financial Officer)