Form 10-Q
period 1997-06-30
DIGI INTERNATIONAL INC
filed 1997-08-11
CIK 854775

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1997.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.

                         Commission file number: 0-17972

                             DIGI INTERNATIONAL INC.
           -----------------------------------------------------------
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

On June 30, 1997, there were 13,406,963 shares of the registrant's $.01 par value Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                             Page
                                                                           ----

          Condensed Consolidated Statements of Operations
          for the three and nine month periods ended
          June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .   3

          Condensed Consolidated Balance Sheets as of
          June 30, 1997 and September 30, 1996 . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows
          for the nine month periods ended June 30, 1997 and 1996. . . . .   5

          Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

          Review Report of Independent Accountants . . . . . . . . . . . .   9

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition. . . . . . . . . .   10

          Forward-looking Statements . . . . . . . . . . . . . . . . . . .   14


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   16

ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . .   18

ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .   18

ITEM 4.   Submission of Matters to a Vote of Securities Holders. . . . . .   18

ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                             Three months ended June 30              Nine months ended June 30
                                           --------------------------------      ----------------------------------
                                               1997                1996                1997                1996
                                           ------------       -------------      --------------      --------------
Net sales                                  $ 40,843,298       $  49,642,710      $  123,472,736      $  141,332,248
Cost of sales                                20,724,950          25,191,439          64,419,895          67,760,818
                                           ------------       -------------      --------------      --------------

Gross margin                                 20,118,348          24,451,271          59,052,841          73,571,430
                                           ------------       -------------      --------------      --------------

Operating expenses:
   Sales and marketing                        9,112,452          12,510,890          29,310,308          31,023,175
   Research and development                   3,938,589           5,593,164          14,284,202          14,472,114
   General and administrative                 4,523,797           4,381,571          13,964,227          11,163,649
   Restructuring                                      -                   -          10,471,482                   -
                                           ------------       -------------      --------------      --------------

Total operating expenses                     17,574,838          22,485,625          68,030,219          56,658,938
                                           ------------       -------------      --------------      --------------

Operating income (loss)                       2,543,510           1,965,646          (8,977,378)         16,912,492

Other income (expense), net                     117,221            (149,794)            343,456             394,841
AetherWorks Corporation net loss             (1,525,006)         (1,203,625)         (4,634,476)         (2,138,922)
                                           ------------       -------------      --------------      --------------

Income (loss) before income taxes             1,135,725             612,227         (13,268,398)         15,168,411
Provision (benefit) for income taxes          1,068,455             663,457          (1,357,450)          6,078,106
                                           ------------       -------------      --------------      --------------
Net income (loss)                          $     67,270       $     (51,230)     $  (11,910,948)     $    9,090,305
                                           ------------       -------------      --------------      --------------
                                           ------------       -------------      --------------      --------------
Net income (loss) per common and
   common equivalent share                 $       0.01       $           -      $        (0.89)     $         0.66
                                           ------------       -------------      --------------      --------------
                                           ------------       -------------      --------------      --------------
Weighted average common and
   common equivalent shares outstanding      13,403,895          13,841,154          13,379,899          13,828,104
                                           ------------       -------------      --------------      --------------
                                           ------------       -------------      --------------      --------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30              September 30
ASSETS                                                                   1997                     1996
                                                                  --------------           --------------
Current assets:                                                     (unaudited)
    Cash and cash equivalents                                     $   14,793,019           $    8,943,390
    Accounts receivable, net                                          34,239,782               42,874,898
    Inventories                                                       27,989,600               33,372,164
    Income tax refund receivable                                       1,746,720                1,675,626
    Other                                                              2,458,798                2,825,828
                                                                  --------------           --------------
          Total current assets                                        81,227,919               89,691,906

Property, equipment and improvements, net                             22,940,693               24,230,101
Intangible assets, net                                                 7,173,228               10,854,845
Investment in AetherWorks Corporation                                  2,038,273                1,672,749
Other                                                                  1,615,684                3,489,228
                                                                  --------------           --------------
          Total assets                                            $  114,995,797           $  129,938,829
                                                                  --------------           --------------
                                                                  --------------           --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $    9,409,245           $   12,549,738
     Accrued expenses:
          Advertising                                                  3,016,874                3,761,619
          Compensation                                                 1,340,604                1,622,549
          Restructuring                                                  579,163                        -
          Other                                                        1,982,476                2,061,782
                                                                  --------------           --------------
          Total current liabilities                                   16,328,362               19,995,688

Commitments and contingency

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none outstanding
     Common stock, $.01 par value; 60,000,000 shares
      authorized; 14,694,456 and 14,677,150 shares issued                146,945                  146,772
     Additional paid-in capital                                       44,495,675               42,866,758
     Retained earnings                                                78,993,794               90,904,746
                                                                  --------------           --------------
                                                                     123,636,414              133,918,276
     Unearned stock compensation                                      (2,097,680)                (295,156)
     Treasury stock, at cost, 1,288,026 and 1,338,894
       shares                                                        (22,871,299)             (23,679,979)
                                                                  --------------           --------------
          Total stockholders' equity                                  98,667,435              109,943,141
                                                                  --------------           --------------
          Total liabilities and stockholders' equity              $  114,995,797           $  129,938,829
                                                                  --------------           --------------
                                                                  --------------           --------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (UNAUDITED)


                                                                              1997                1996
                                                                       --------------      --------------
 Operating activities:
     Net (loss) income                                                 $  (11,910,948)          9,090,305
     Adjustments to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
        Restructuring                                                       9,600,666                   -
        Depreciation and amortization                                       5,256,247           3,654,134
        AetherWorks Corporation net loss                                    4,634,476           2,138,922
        Loss on sale of fixed assets                                          172,304                   -
        Provision for doubtful accounts receivable                          1,062,936             323,838
        Provision for inventory obsolescence                                2,256,514           1,263,200
        Stock compensation                                                    105,177             158,031
        Changes in operating assets and liabilities                         3,622,585         (24,059,735)
                                                                       --------------      --------------
         Total adjustments                                                 26,710,905         (16,521,610)
                                                                       --------------      --------------
          Net cash provided by (used in)
             operating activities                                          14,799,957          (7,431,305)
                                                                       --------------      --------------
 Investing activities:
      Purchase of property, equipment, intangibles,
            and improvements                                               (4,480,397)        (11,417,259)
      Investment in AetherWorks Corporation                                (5,000,000)         (4,796,525)
      Sale of marketable securities, net                                            -          27,968,775
                                                                       --------------      --------------
          Net cash (used in) provided by
             investing activities                                          (9,480,397)         11,754,991
                                                                       --------------      --------------
 Financing activities:
      Stock benefit plan transactions, net                                    530,069           1,453,790
      Purchase of treasury stock                                                    -          (7,249,339)
                                                                       --------------      --------------
          Net cash provided by (used in) financing activities                 530,069          (5,795,549)
                                                                       --------------      --------------
 Net increase (decrease) in cash and cash equivalents                       5,849,629          (1,471,863)

 Cash and cash equivalents, beginning of period                             8,943,390           5,103,731
                                                                       --------------      --------------
 Cash and cash equivalents, end of period                              $   14,793,019      $    3,631,868
                                                                       --------------      --------------
                                                                       --------------      --------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The condensed consolidated financial statements presented herein as of June 30, 1997 and for the three and nine month periods ended June 30, 1997 and 1996, reflect, in the opinion of management, all adjustments (which, with the exception of the restructuring charge, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVESTMENT IN AETHERWORKS CORPORATION

Through June 30, 1997, under a financing arrangement, the Company purchased $10,296,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. At June 30, 1997, the Company is obligated to purchase up to an additional $3.5 million of convertible notes from time to time at the request of AetherWorks, based on certain conditions. The convertible notes held by the Company at June 30, 1997 are convertible into 58.2% of AetherWorks' common stock, and upon the purchase of the additional $3.5 million of convertible notes, the Company's ownership interest upon conversion would increase to 62.7%, based on AetherWorks' present capitalization. In connection with the financing arrangement, the Company has also guaranteed $2.8 million of lease obligations of AetherWorks.

The Company has reported its investment in AetherWorks on the equity method and has reported losses of $1,525,006 and $4,634,476 for the three month and nine month periods ended June 30, 1997, and recorded losses of $1,203,625 and $2,138,922 for the corresponding three and nine month periods ended June 30, 1996. Such losses represent 100% of the AetherWorks net losses for these periods. The percentage of AetherWorks' net losses included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods.

Investment in AetherWorks Corporation consisted of the following:

                                            June 30, 1997     September 30, 1996
                                            -------------     ------------------
         Convertible notes receivable         $10,296,525            $5,296,525
         Cumulative net losses                 (8,258,252)           (3,623,776)
                                              -----------           -----------
                                               $2,038,273            $1,672,749
                                              -----------           -----------
                                              -----------           -----------
3.  INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 1997 and September 30, 1996 consisted of the following:

                                            June 30, 1997     September 30, 1996
                                            -------------     ------------------
         Raw materials                        $13,787,559           $19,145,019
         Work in process                        7,695,630            10,469,315
         Finished goods                         6,506,411             3,757,830

4.  INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents result from dilutive stock options. Common stock equivalents were excluded in determining the weighted average common and common stock equivalents outstanding for the three and nine month periods ended June 30, 1997, because their effect would be antidilutive.

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

5.  RESTRUCTURING CHARGE

During the previous quarter ended March 31, 1997, the Company's Board of Directors approved a restructuring plan which resulted in a restructuring charge of $10,471,482 ($8,283,681, net of tax benefits or $0.62 per share). The restructuring charge related to the closing of the Cleveland manufacturing facility, the reduction of selected product lines and the consolidation and closing of certain research and development facilities. These costs included
(i) write downs of the carrying values of fixed assets related to the closed manufacturing and research and development facilities, (ii) write downs of the carrying values of goodwill and identifiable intangible assets (primarily licensing agreements related to the discontinued product lines) and related inventories and (iii) the accrual of severance costs associated with the elimination of 105 positions (total workforce reduction was 150).

The restructuring charge consists of $1,449,979 in cash expenditures (primarily severance), of which $870,816 had been paid as of June 30, 1997, and $9,021,503 resulting from the write down of asset carrying values. As of June 30, 1997, $9,892,319 had been charged to this restructuring reserve and the remaining reserve of $579,163 is expected to be essentially utilized during fiscal 1997.

6.  RECLASSIFICATION OF CERTAIN EXPENSES

Rebates to customers of approximately $673,862 and $1,348,862 for the three and nine month periods ended June 30, 1996, now reflected as a reduction of sales, were previously included in sales and marketing expenses. This reclassification had no impact on previously reported operating income (loss), or net income
(loss).

In addition, certain costs relating to systems support and communication costs, which previously were included in general and administrative expenses have been reclassified into sales and marketing and research and development expenses for all periods presented. Such amounts were $677,071 and $1,993,693 for the three and nine month periods ended June 30, 1997 and $692,226 and $2,014,798 for the three and nine month periods ended June 30, 1996, respectively. These reclassifications had no impact on previously reported operating income (loss), or net income (loss).

7.  LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Consolidated Condensed Financial Statements and Accompanying Notes.

8.  EMPLOYEE STOCK OPTIONS

During the fiscal quarter ended June 30, 1997, the Company cancelled and reissued stock options to certain employees to purchase shares of the Company's stock at an exercise price of $8.00 per share. In connection with this transaction, the Company recorded approximately $1.9 million of unearned compensation which will be amortized into operations over the vesting period of four years commencing May 8, 1997.

                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of operations for the three month and nine month periods ended June 30, 1997 and 1996 and cash flows for the nine month periods ended June 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
July 23, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:


                                      Three months                 %        Nine months                 %
                                          ended               Increase        ended                 Increase
                                          June 30             (decrease)     June 30                (decrease)
                                      ----------------------------------   -----------------------------------
                                          1997       1996                  1997         1996
                                          ----       ----                  ----          ----
Net sales                                100.0%      100.0%    (17.7%)      100.0%       100.0%         (12.6%)
Cost of sales                             50.7        50.7     (17.7)        52.2         47.9            4.9
                                          ----        ----     -----         ----         ---            ----
Gross margin                              49.3        49.3     (17.7)        47.8         52.1          (19.7)
                                          ----        ----     -----         ----         ---            ----
Operating expenses:
  Sales and marketing                     22.3        25.2     (27.2)        23.7         22.0           (5.5)
  Research and development                 9.6        11.3     (29.6)        11.6         10.2           (1.3)
  General and administrative              11.1         8.8       3.2         11.3          7.9           25.1
  Restructuring                            0.0         0.0     100.0          8.5          0.0          100.0
                                          ----        ----     -----         ----         ---           -----
  Total operating expenses                43.0        45.3     (21.8)        55.1         40.1           20.1
                                          ----        ----     -----         ----         ---            ----
Operating income (loss)                    6.2         4.0      29.4         (7.3)        12.0         (153.1)
Other income (expense), net                0.3        (0.3)   (178.3)         0.3          0.3          (13.0)
AetherWorks Corporation net loss          (3.7)       (2.4)     26.7         (3.8)        (1.5)         116.7
                                          ----        ----     -----         ----         ---           -----
Income (loss) before income taxes          2.8         1.2      85.5        (10.7)        10.7         (187.5)
Provision (benefit) for income taxes       2.6         1.3      61.0         (1.1)         4.3         (122.3)
                                          ----        ----     -----         ----         ---           -----
Net income (loss)                          0.2       (0.1)    (231.3)        (9.6)         6.4         (231.0)
                                          ----        ----     -----         ----         ---           -----
                                          ----        ----     -----         ----         ---           -----

NET SALES

Sales for the three month and nine month periods ended June 30, 1997 were lower than sales for the corresponding periods ended June 30, 1996 by $8,799,412 and $17,859,512 or 17.7% and 12.6%, respectively. The majority of decline was primarily due to a conscious effort by the Company to reduce inventory levels in the distribution channel in the three month periods ended March 31, 1997 and June 30, 1997 and softness in demand for networking products during the first quarter of fiscal 1997. In addition, sales for the three month and nine month periods ended June 30, 1997 were also reduced by customer rebates of $1,093,925 and $3,078,925, respectively, an increase in such rebates of $420,063 and $1,730,063, respectively, over the corresponding periods ended June 30, 1996. Such increases were due to providing incentives to the distribution market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

Net sales to Original Equipment Manufacturers (OEMs), as a percentage of total net sales, rose to 26.1% and 23.6% for the three and nine month periods ended June 30, 1997, as compared to 22.5% and 19.4% for the comparable periods in 1996. Sequentially, net sales to OEMs for the three month period ended June 30, 1997 increased 5.1% as compared to the three month period ended March 31, 1997. The increase for the three month period was due primarily to seasonal replenishment by OEM customers. The Company expects the OEM portion of the Company's business to remain relatively stable with the current level in the fourth quarter.

Net sales from the distribution markets, as a percentage of total sales, declined to 61.5% and 63.7% for the three month and nine month periods ended June 30, 1997, as compared to 63.9% and 66.1% for the comparable periods for 1996. Sequentially, sales from the distribution market for the three month period ended June 30, 1997 increased 2.8%, as compared to the three month period ended March 31, 1997.

The effort by the Company to reduce inventory levels in the distribution channel is expected to continue in the fourth quarter of fiscal 1997 and into the first quarter of fiscal 1998.

GROSS MARGIN

Gross margin for the three month period ended June 30, 1997 remained flat at 49.3%, as compared to the three month period ended June 30, 1996. Gross margin for the nine month period ended June 30, 1997 declined to 47.8%, as compared to 52.1% for the comparable period in 1996. Such decline was principally due to the increase of OEM and physical layer product net sales as a percentage of total net sales. OEM and physical layer products generally provide lower gross margins, as compared to sales of multi-connect and remote access products. In addition, the Company has increased its reserves for excess and obsolete inventories by approximately $993,000 in the nine months ended June 30, 1997 versus 1996.

OPERATING EXPENSES

Operating expenses for the three month period ended June 30, 1997 declined 21.8% over operating expenses for the corresponding period ended June 30, 1996 and decreased as a percentage of sales to 43.0% for the three month period ended June 30, 1997 from 45.3% for the three month period ended June 30, 1996. Operating expenses for the nine month period ended June 30, 1997 increased by 20.1% over the corresponding period ended June 30, 1996, and increased as a percentage of sales to 55.1% for the nine month period ended June 30, 1997,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

from 40.1% for the corresponding period in 1996. These increases were due principally to the restructuring charge of $10.5 million, recorded in the three month period ended March 31, 1997. The restructuring charge related to the closing of the Cleveland manufacturing facility, the elimination of selected product lines and the consolidation and closing of certain research and development facilities. These costs included (i) write downs of the carrying values of fixed assets related to the closed manufacturing and research and development facilities, (ii) write downs of the carrying values of goodwill and identifiable intangible assets (primarily licensing agreements related to the discontinued product lines) and related inventories and (iii) the accrual of severance costs associated with the elimination of 105 positions (total workforce reduction was 150).

Sales and marketing, research and development and general and administrative costs declined from $21.4 million and $18.6 million in the three month periods ended December 31, 1996 and March 31, 1997, respectively, to $17.6 million in the three month period ended June 30, 1997. Such decline was due to decreased marketing costs and a reduction of funding levels for new product development. The Company expects to continue to reduce such costs during the fourth quarter of fiscal 1997.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine month periods ended June 30, 1997 amounted to $117,221 and $343,456, respectively, as compared to other expense, net of $149,794 and other income, net of $394,841 for the corresponding periods in 1996. The decline for the nine month period was due to lower interest income resulting from a decrease in invested funds. The increase for the three month period ended June 30, 1997 was a result of increased cash balances and an ability to invest more funds.

AETHERWORKS CORPORATION NET LOSS

In connection with the purchase of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, the Company has the ability, under certain conditions, to convert its investment into a majority of AetherWorks' common stock. The Company has reported its investment in AetherWorks on the equity method and has recorded $1,525,006 and $4,634,476 of net losses for

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

AETHERWORKS CORPORATION NET LOSS (CONTINUED)

the three and nine month periods ended June 30, 1997, respectively. The Company recorded AetherWorks net losses of $1,203,625 and $2,138,922 for the corresponding three and nine month periods ended June 30, 1996. These net losses represent 100% of AetherWork's net losses for such periods. The percentage of AetherWorks' net losses included in the Company's financial statements is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods. The Company anticipates that AetherWorks' net losses for the remainder of fiscal 1997 will be at levels similar to or higher than those incurred during the three and nine month periods ended June 30, 1997.

INCOME TAXES

Due to the net losses incurred in the nine month period ended June 30, 1997, the Company has recorded an income tax benefit of $1,357,450. Such benefit is not higher due to the non-deductibility of certain intangible assets written off as part of the restructuring charge and the AetherWorks net losses. During the three month period ended June 30, 1997, the Company had taxable income (due to the non-deductibility of the AetherWorks net losses) and, accordingly, has recorded an income tax provision of $1,068,455.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations and proceeds from earlier public offerings. Investing activities for the three and nine month periods ended June 30, 1997, consisted of purchases of equipment and capital improvements, including a new enterprise wide computer system, and the purchase of additional convertible notes from AetherWorks
Corporation.   Such notes purchases totaled $1.5 million and $5.0 million in the three and nine month periods ended June 30,1997, respectively. As of June 30, 1997, the Company is obligated to purchase up to an additional $3.5 million in convertible notes from time to time at the request of AetherWorks. See also
Note 2 of the Notes to the Condensed Consolidated Financial Statements.

At June 30, 1997, the Company had working capital of $64,899,557 million and no debt. The Company has negotiated a $5 million unsecured line of credit with its bank, but has not utilized such line. The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations, including the Company's obligation to purchase additional convertible notes from AetherWorks Corporation.

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

THE EXPECTATION THAT THE OEM PORTION OF THE COMPANY'S BUSINESS WILL REMAIN RELATIVELY STABLE WITH THE CURRENT LEVEL IN THE FOURTH QUARTER. This expectation may be impacted by unanticipated revenue opportunities or changes in ordering levels that may reduce current levels of net sales to OEMs.

THE EFFORT TO REDUCE INVENTORY LEVELS IN THE DISTRIBUTION CHANNEL IS EXPECTED TO CONTINUE IN THE FOURTH QUARTER. General market conditions and competitive conditions within these markets may impact sales levels either unfavorably or favorably.

THE EXPECTATION THAT LOWER SALES LEVELS ARE ANTICIPATED TO CONTINUE INTO THE FOURTH QUARTER OF 1997 AND INTO THE FIRST QUARTER OF FISCAL 1998. General market conditions and competitive conditions within these markets may impact sales levels either unfavorably or favorably.

THE EXPECTATION THAT THE REDUCTION IN SALES AND MARKETING, RESEARCH AND DEVELOPMENT AND GENERAL AND ADMINISTRATIVE COSTS WILL CONTINUE DURING THE FOURTH QUARTER OF FISCAL 1997. This expectation may be impacted by presently unanticipated revenue opportunities or by unanticipated expenses.

THE EXPECTATION THAT THE AETHERWORKS CORPORATION NET LOSSES FOR THE REMAINDER OF FISCAL 1997 WILL BE SIMILAR OR GREATER THAN THOSE INCURRED DURING THE THREE AND
NINE MONTH PERIODS ENDED JUNE 30, 1997.   This expectation may be impacted by
presently unanticipated revenue opportunities or by unanticipated expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

FORWARD LOOKING STATEMENTS (CONTINUED)

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 3, 1997, the Company and certain of its previous officers were named as defendants in a putative securities class action lawsuit in the United States District Court for the District of Minnesota on behalf of an alleged class of purchasers of its common stock during the period January 25, 1996, through December 23, 1996. Between January 17, 1997 and March 7, 1997, four similar putative securities class actions also were commenced. By Memorandum and Order dated April 2, 1997, the District Court consolidated all five of the putative securities class actions for all purposes including trial, appointed 21 persons to serve as lead plaintiffs in the consolidated class actions, and allowed the lead plaintiffs to file and serve a consolidated class action complaint.

On May 12, 1997, a consolidated amended class action complaint (the "Consolidated Amended Complaint") was filed in the combined actions, which are captioned IN RE DIGI INTERNATIONAL INC. SECURITIES LITIGATION, Master File No. 97-5 (JRT/RLE) (U.S. District Court for the District of Minnesota). The Consolidated Amended Complaint alleges that the Company and its previous officers Ervin F. Kamm, Jr., Gerald A. Wall and Gary L. Deaner violated the federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results. The Consolidated Amended Complaint seeks compensatory damages in an unspecified amount plus interest against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs.

On July 3, 1997, defendants served a motion to dismiss the Consolidated Amended Complaint on the ground, among others, that it fails to plead claims in accordance with applicable law. The briefing with respect to this motion is expected to be completed by August 1997, with a hearing before the District Court to be scheduled thereafter.

On February 25, 1997, The Company and certain of its previous officers also were named as defendants in a securities lawsuit filed in the United States District Court for the District of Minnesota by the Louisiana State Employees Retirement System and entitled LOUISIANA STATE EMPLOYEES RETIREMENT SYSTEM IN BEHALF OF ITSELF AND IN BEHALF OF ALL OTHER PARTIES SIMILARLY SITUATED AND CIRCUMSTANCED WHO DESIRE TO PERSONALLY JOIN IN THIS ACTION AND TO CONTRIBUTE TO THE COSTS AND EXPENSES THEREOF, PLAINTIFFS, VS. DIGI INTERNATIONAL INC., GARY L DEANER, ERVIN
F. KAMM, JR., GERALD A. WALL, AND "JOHN DOE AND "RICHARD ROE", THE NAMES "JOHN DOE" AND "RICHARD ROE" BEING FICTITIOUS, THE PARTIES INTENDED BEING THOSE PARTIES, PRESENTLY UNKNOWN TO THE PLAINTIFF, WHO PARTICIPATED IN THE WRONGFUL ACTS SET FORTH HEREIN, DEFENDANTS, Civil File No. 97-440, Master File No. 97-5 (JRT/RLE) (U.S. District Court for the District of Minnesota). On June 3, 1997, the Louisiana State Employees Retirement System filed an Amended Complaint (the "Louisiana Amended Complaint"). The Louisiana Amended Complaint alleges that the Company and its previous officers Ervin F. Kamm, Jr., Gerald A. Wall and Gary L. Deaner violated federal securities laws and state common law by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results.

The Louisiana Amended Complaint seeks compensatory damages in the amount of $718,404.70 plus interest against all defendants, jointly and severally, and an award of attorneys' fees, disbursements and costs. This action has been consolidated with the consolidated class actions for pretrial purposes.

On July 17, 1997, defendants served a motion to dismiss the Louisiana Amended Complaint on the ground, among others, that it fails to plead claims in accordance with applicable law. The briefing with respect to this motion is expected to be completed by August 1997, with a hearing before the District Court to be scheduled thereafter.

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

(a) Exhibits:

Exhibit No.     Description

3(a)            Amended and Restated Certificate of Incorporation of the
                Registrant*

3(b)            Amended and Restated By-Laws of the Registrant**

15              Letter Re: Unaudited Interim Financial Information

27              Financial Data Schedule

(b)             Reports on Form 8-K:

None.

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


                                         DIGI INTERNATIONAL INC.


Date:  August 11, 1997                        By:  /s/ Jonathon E. Killmer
                                                 -----------------------------
                                              Jonathon E. Killmer
                                              Chief Financial Officer
                                              (duly authorized officer and
                                              Principal Financial Officer)