Form 10-K
period 1997-09-30
DIGI INTERNATIONAL INC
filed 1997-12-29
CIK 854775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended: September 30, 1997

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the transition period from ____ to ____.

                           Commission file number: 0-17972

                               DIGI INTERNATIONAL INC.
        ---------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Delaware                               41-1532464
     -------------------------------         ------------------------------
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification Number)

                                 11001 Bren Road East
                             Minnetonka, Minnesota 55343
                  --------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

                                    (612) 912-3444
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  None
             Securities registered pursuant to Section 12(g) of the Act:
                             Common stock, $.01 par value
                             ----------------------------
                                (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes    X     No
                                     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on a closing price of $20.125 per share as reported on the National Association of Securities Dealers Automated Quotation System-National Market System on December 12, 1997 was $236,783,746.

Shares of common stock outstanding as of December 12, 1997: 13,485,942

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant's Annual Report to Stockholders for the year ended September 30, 1997 and Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled for January 28, 1998, a definitive copy of which was filed on December 26, 1997. All such information set forth below under the heading "Reference" is incorporated herein by reference.

PART I      ITEM IN FORM 10-K               REFERENCE
------      -----------------               ---------

Item 1.     Business                        Business, pages 4 through 8, this
                                            document; Note 1, Notes to
                                            Consolidated Financial Statements
                                            Annual Report to Stockholders

Item 2.     Properties                      Properties, pages 8 and 9, this
                                            document

Item 3.     Legal Proceedings               Legal Proceedings, pages 9 and 10,
                                            this document

Item 4.     Submission of Matters to a      Submission of Matters to a Vote of
            Vote of Security Holders        Security Holders, page 10, this
                                            document

PART II
-------

Item 5. Market for Registrant's Common Stock Listing; Dividend Policy, Equity and Related Stockholder page 35, Annual Report to
            Matters                         Stockholders


Item 6.     Selected Financial Data         Financial Highlights, and Selected
                                            Financial Information, page 2,
                                            Annual Report to Stockholders

Item 7.     Management's Discussion and     Management's Discussion and
            Analysis of Financial           Analysis of Financial Condition and
            Condition and Results of        Results of Operations, pages 16
            Operations                      through 20, Annual Report to
                                            Stockholders

Item 7A.    Quantitative and Qualitative    Quantitative and Qualitative
            Disclosures About Market Risk   Disclosures About Market Risk, page
                                            10, this document

Item 8.     Financial Statements and        Annual Report to Stockholders,
            Supplementary Data              pages 21 through 33

Item 9.     Changes in and Disagreements    Changes and Disagreements with
            with Accountants on Accounting  Accountants on Accounting and
            and Financial Disclosure        Financial Disclosure, page 10, this
                                            document

PART III    ITEM IN FORM 10-K               REFERENCE
--------    -----------------               ---------

Item 10.    Directors of the Registrant     Election of Directors, Proxy
                                            Statement

            Executive Officers of the       Executive Officers of the
            Registrant                      Registrant, pages 10 through 11,
                                            this document

            Compliance with Section 16(a)   Section 16(a) Beneficial Ownership
            of the Exchange Act             Reporting Compliance, Proxy
                                            Statement

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

Item 12.    Security Ownership of Certain   Security Ownership of Principal
            Beneficial Owners and           Stockholders and Management, Proxy
            Management                      Statement

Item 13.    Certain Relationships and       Certain Relationships and Related
            Related Transactions            Transactions, Proxy Statement

PART IV
-------

Item 14.    Exhibits, Financial Statement   Exhibits, Financial Statement
            Schedules and Reports on        Schedules and Reports on Form 10-K,
            Form 10-K                       pages 12 through 15, this document

PART I

ITEM 1. BUSINESS

        Digi International Inc. (the "Company") was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989. The Company is a leading ISO 9001- compliant provider of data communications hardware and software that delivers seamless connectivity solutions for multiuser environments, open systems, server-based remote access and LAN (Local Area Network) markets.

        The two major product areas include: 1) communications interface cards for multiuser and remote access environments which constituted approximately 76% of net sales in fiscal 1997, and 2) "physical layer" and print server products that enhance the data communications capabilities of a LAN and which constituted 24% of net sales in fiscal 1997. Neither product area is date sensitive and will not require adaptation to comply with Year 2000 requirements.

        Key differentiators of the Company's communications interface cards include: 1) its embedded high-performance operating system software (firmware), and 2) the device driver software component which is optimized to work with a variety of industry-standard operating systems and allows the operating system (OS) to communicate efficiently and reliably with peripheral devices.

        The Company's communications interface cards provide asynchronous (transmitting single characters at a time) and synchronous (transmitting characters in a group) data transmissions for analog modems, ISDN (Integrated Services Digital Network) X.25, Frame Relay or T1/E1 connections.

        The Company's communications interface card products provide connections for two primary markets:

        1. The core multiport access products provide PC-host-to-terminal serial I/O (input/output) connections. These products facilitate data transmission for point-of-sale applications, on-line transaction processing, factory automation, and data collection and dissemination, among others. The onboard firmware allows the products to quickly, accurately and reliably transmit data, thereby eliminating the information bottlenecks that can result when multiple users or devices share one processing unit. These solutions primarily use multiuser, multitasking operating systems such as UNIX (and its variations), along with standard PC servers and the communications interface card.

        2. Open systems, server-based remote access products. These communications interface cards address the need for high-performance, dial-in/dial-out connections which are necessary for wide area networking, including accessing the Internet. The Company's remote access products provide the communications ports which are needed to connect telecommuters, mobile workers and branch offices to corporate LANs, or branch offices to other branches, or to make the connections to the Internet. These solutions primarily use open system operating systems such as Novell NetWare or Microsoft Windows NT RAS (and subsequent upgrades) along with standard PC servers and the communications interface card.

        The Company entered the LAN market with its acquisition of MiLAN Technology Corporation in November 1993. The MiLAN Technology Division provides cost-effective and power-efficient Ethernet, Fast Ethernet and Token Ring networking connectivity products that are installed on a LAN to increase its productivity.

        The Company's LAN products are recognized for their price/performance, reliability, robust features, and superior technical support.

        The Company's MiLAN networking products include these primary groups:

        1. The physical layer line of products that allow users to easily build and expand networks using single and multiport transceivers, converters, modular microhubs and modular repeaters, as well as the first comprehensive family of physical layer connectivity solutions for Fast Ethernet.

        2. Print server products based on the FastPort line, which makes print sharing convenient and affordable. The FastPort line includes the industry's first multiprotocol network print server providing access to any printer on an Ethernet or Token Ring network without the inconvenience and expense of spooling through a workstation or server.

        The Company works closely with customers, PC and server vendors, operating system companies and other marketing partners to continuously optimize Digi's WAN and LAN products to interoperate in open systems, industry-standard environments. This assures customers the ability to choose the most flexible, cost-effective solution to meet their individual needs.

        The Company markets its products to a broad range of customers, including major domestic and international distributors, system integrators, VARs (Value Added Resellers) and OEMs (Original Equipment Manufacturer).

        The Company's products are sold through a network of more than 201 distributors in the United States, Canada and 70 countries worldwide and through OEM (Original Equipment Manufacturer) contracts.

        In July 1991, the Company opened a sales support office in Germany to increase sales support to the European distribution network. In October 1993, the Company opened a sales support office in Singapore to increase sales support for its products to the Pacific Rim distribution network. In 1996, the Company opened similar offices in Hong Kong, Sydney and Tokyo and in 1997, the Company opened sales offices in Paris and London to better serve its non-U.S. markets.

        To serve its worldwide markets, the Company (i) offers products that, in the opinion of management, provide superior performance relative to current standards and application requirements, (ii) provides products that are compatible with a broad array of open system operating systems and industry-standard PC, server and workstation architectures, and
        (iii) provides, in the opinion of management, superior technical support, including frequent and timely product updates and ready access to the Company's support staff.

        The computer industry is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company believes that it is the market leader in the multiport access and open system, server-based remote access markets of the computer industry. With respect to the LAN market, the Company believes it commands less than a 5% market share.

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

        During fiscal years 1995, 1996 and 1997, the Company's research and development expenditures were $14.8, $21.3 and $18.0 million, respectively.

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

        Through September 30, 1997, the Company purchased $11.8 million in secured convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. The Company is obligated to purchase up to an additional $2.0 million secured convertible notes from time to time at the request of AetherWorks, based on certain conditions. Secured convertible notes held by the Company were convertible at September 30, 1997 into 60% of AetherWorks' common stock, and the purchase of the $2 million additional principal amount of secured notes would increase the Company's ownership portion upon conversion to 62.7%, based on AetherWorks' present capitalization. On October 14, 1997, the Company entered into a revised note agreement with AetherWorks, that clarifies and limits the Company's financial commitment for the purchase of convertible notes to a maximum of $13.8 million. The revised note agreement, however, also provides for payments, at the discretion of AetherWorks, on the outstanding convertible notes of up to $7.2 million, in exchange for a reduction in the Company's potential ownership interest, upon conversion, to 19%. The revised note agreement, among other things, rescinded previous technology transfer and manufacturing agreements. Also in connection with the financing arrangement, the Company has also guaranteed $3.1 million of lease obligations. In addition, the Company has leased to AetherWorks $1.3 million of computer equipment under a three year direct financing lease agreement. The Company has reported its investment in AetherWorks on the equity method and has recorded in 1997 a $5.8 million loss which represents 100% of the AetherWorks' net loss for the year ended September 30, 1997. The percentage of AetherWorks' losses included in the Company's results of operations is based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during fiscal 1997.

        Because of the significant uncertainty of the future of AetherWorks Corporation, as demonstrated by its lack of generating positive cash flow, obtaining other sources of equity financing and its continued uncertainty in developing commercially marketable products, the Company decided, as of September 30, 1997, to write-off its remaining investment of $2.4 million in AetherWorks, and to accrue and expense its remaining future obligation to purchase additional notes of $2 million. In addition, it has accrued $1.4 million for its probable obligations resulting from its guarantees of certain AetherWorks lease obligations.

        During the year ended September 30, 1997, two customers comprised more than 10% of net sales: Ingram Micro at 15.1%, and Tech Data at 10.5%. For 1996, two customers accounted for more than 10% of net sales: Tech Data at 13.9% and Ingram Micro at 13.4%. During 1995, two companies comprised more that 10% of net sales: Ingram Micro accounted for 12.5% and IBM accounted for 11.7% of net sales.

        As of September 30, 1997, the Company had backlog orders which management believed to be firm in the amount of $14.7 million. All of these orders are expected to be filled in the current fiscal year. Backlog at September 30, 1996 was $0.967 million.

        During fiscal years 1995, 1996 and 1997, the Company's net sales to customers outside the United States, primarily in Europe, amounted to approximately $33 million, $39.9 million and $39.6 million respectively, comprising approximately 20%, 20% and 23.9% of net sales for the applicable fiscal year.

        On February 13, 1997, the Company's Board of Directors approved a restructuring plan which resulted in a restructuring charge of $10,471,482 ($8,283,681, net of tax benefits or $0.62 per share). The corporate restructuring plan simplified operations, increased consolidation and reduced costs and expenses. It included the closing of the Cleveland manufacturing facility, the reduction of selected product lines and the consolidation and closing of the Torrance, California and Nashville, Tennessee research and development facilities. These costs included (i) write downs of the carrying values of fixed assets related to the closed manufacturing and research and development facilities, (ii) write downs of the carrying values of good will and identifiable intangible assets (primarily licensing agreements related to the discontinued product lines) and related inventories and (iii) severance costs associated with the elimination of 105 positions.

        Subsequent to the actions covered by the restructuring charge, the Company has made additional headcount reductions and has consolidated other research and development activities into Minneapolis.

        During the fourth quarter, the Company consolidated research and development activities from facilities in Cleveland, Ohio; Redmond, Washington; and, Huntsville, Alabama to the Company's corporate headquarters in Minneapolis, Minnesota. Additional headcount reductions have been made in varying levels throughout the Company, reflecting the consolidation of duties and responsibilities at the corporate headquarters.

        Actual headcount at September 30, 1997 was 481.

ITEM 2. PROPERTIES

        The Company's headquarters and research facilities are located in a 130,000 square foot office building in Minnetonka, Minnesota which the Company acquired in August 1995 and has occupied since March 1996. The Company's primary manufacturing facility is currently located in a 58,000 square foot building in Eden Prairie, Minnesota, which the Company purchased in May 1993 and has occupied since August 1993. Additional office and research facilities include a 46,170 square foot facility in Sunnyvale, California, the lease for which expires in April 2002. Facilities which were closed as part of the Company's restructuring, announced on February 13, 1997, included a 32,000 square foot facility in Twinsburg, Ohio, and a 10,525 square foot building in Torrance, California. Facilities which were closed, subsequent to the restructuring, and the space subleased included an 8,028 square foot research facility in Huntsville, Alabama, the sublease for which expires in February 1999; a 4,886 square foot research facility in Redmond, Washington the sublease for which expires in December 1998; and, a 17,146 square foot facility in Nashville, Tennessee, the sublease for which expires in August 2000.

        The Company's sales support office in Germany is located in a 4,535 square foot office in Cologne, Germany, the lease for which expires in November 1998. The Company's sales support office in Asia is located in a 1,560 square foot office in Singapore, the lease for which expires in May 2000. The Company's sales support office in Australia is located in a 1,000 square foot office in Sydney, the lease for which expires in March 1998. The Company's sales support office in Hong Kong is located in a 1,400 square foot office in Causeway Bay, the lease for which expires in May 1998. The Company's sales support office in London is located in a 2,000 square foot office, the lease for which expires in June 2002. The Company's sales support office in Paris is located in a 625 square foot office, the lease for which expires with a 30 day notice. Management believes that the Company's facilities are suitable and adequate for current office, research and warehouse requirements, and that its manufacturing facilities provide sufficient production capacity to meet the Company's currently anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

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

        On July 3, 1997, defendants served a motion to dismiss the Consolidated Amended Complaint on the ground, among others, that it fails to plead claims in accordance with applicable law. The motion to dismiss was argued before the District Court on October 31, 1997. A ruling has not yet been received.

        On February 25, 1997, the Company and certain of its previous officers also were named as defendants in a securities lawsuit filed in the United States District Court for the District of Minnesota by the Louisiana State Employees Retirement System and entitled LOUISIANA STATE EMPLOYEES RETIREMENT SYSTEM IN BEHALF OF ITSELF AND IN BEHALF OF ALL OTHER PARTIES SIMILARLY SITUATED AND CIRCUMSTANCED WHO DESIRE TO PERSONALLY JOIN IN THIS ACTION AND TO CONTRIBUTE TO THE COSTS AND EXPENSES THEREOF, PLAINTIFFS, VS. DIGI INTERNATIONAL INC., GARY L. DEANER, ERVIN F. KAMM, JR., GERALD A. WALL, AND "JOHN DOE AND "RICHARD ROE", THE NAMES "JOHN DOE" AND "RICHARD ROE" BEING FICTITIOUS, THE PARTIES INTENDED BEING THOSE PARTIES, PRESENTLY UNKNOWN TO THE PLAINTIFF, WHO PARTICIPATED IN THE WRONGFUL ACTS SET FORTH HEREIN, DEFENDANTS, Civil File No. 97-440, Master File No. 97-5 (JRT/RLE) (U.S. District Court for the District of Minnesota). On June 3, 1997, the Louisiana State Employees Retirement System filed an Amended Complaint (the "Louisiana Amended Complaint"). The Louisiana Amended Complaint alleges that the Company and its previous officers Ervin F. Kamm, Jr., Gerald A. Wall and Gary L. Deaner violated federal securities laws and state common law by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results.

        The Louisiana Amended Complaint seeks compensatory damages in the amount of $718,404.70 plus interest against all defendants, jointly and severally, and an award of attorneys' fees, disbursements and costs. This action has been consolidated with the consolidated class actions for pretrial purposes.

        On July 17, 1997, defendants served a motion to dismiss the Louisiana Amended Complaint on the ground, among others, that it fails to plead claims in accordance with applicable law. The motion to dismiss was argued before the District Court on October 31, 1997. A ruling has not yet been received.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

        As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

        Name                       Age       Position
        ----                       ---       --------

        John P. Schinas            60        Chairman of the Board of
                                             Directors

        Jerry A. Dusa              50        Director, President and
                                             Chief Executive Officer

        Jonathon E. Killmer        56        Senior Vice President, Chief
                                             Financial Officer and
                                             Treasurer

        Douglas J. Glader          54        Senior Vice President,
                                             Manufacturing Operations

        Dino G. Kasdagly           43        Senior Vice President,
                                             Development

        Mr. Schinas, founder of the Company, retired as Chief Executive Officer effective January 27, 1992. He has been a member of the Board of Directors since the Company's inception in July 1985 and was elected Chairman of the Board of Directors in July 1991. From July 1985 to July 1991, Mr. Schinas also served the Company as President and Treasurer.

        Mr. Dusa has been a member of the Board of Directors and President and Chief Executive Officer of the Company since March 12, 1997, after serving the Company as interim acting Chief Executive Officer from January 3, 1997 to March 12, 1997. Prior to January 3, 1997, Mr. Dusa had been the owner and principal of Phase One Partners, Inc., an investment and consulting business, since 1995 and had acted as a consultant to the Company in this capacity since August 1996. From 1994 to 1995, Mr. Dusa was Vice President of Fujitsu Microelectronics, Inc., a manufacturer of integrated circuit products. From 1993 to 1994, Mr. Dusa was President of Eagle Technology, a manufacturer of network connectivity products. From 1992 to 1993, Mr. Dusa was President of Kalpana, Inc., a manufacturer of network connectivity products. Prior to 1992, Mr. Dusa held executive management positions with a number of high technology companies including IBM Corporation, 3Com Corporation and Tandem Computers. Mr. Dusa is a director of Data Systems Network Corp., a data communications company.

        Mr. Killmer joined the Company in October 1996, as Vice President, Chief Financial Officer and Treasurer. He was named Senior Vice President in July 1997. Prior to joining the Company, Mr. Killmer had been a partner in the professional services firm of Coopers & Lybrand L.L.P., most recently as the Managing Partner of the Minneapolis/St. Paul office from 1990 until his joining the Company.

        Mr. Glader was named Vice President of Operations in February 1995 and Senior Vice President, Manufacturing Operations, on April 23, 1997. Before that, he was formerly Director of Manufacturing and Operations for MiLAN Technology Corporation, which the Company acquired in November 1993. He began his career with Memorex Corporation and also worked for Measurex Corporation, Altus Corporation and Direct Incorporated. He founded and was vice president of operations for Greyhawk Systems, Inc., a manufacturer of electronic imaging hardware and software.

        Mr. Kasdagly joined the Company in October 1997, as Senior Vice President, Development. Prior to joining the Company, Mr. Kasdagly had been an executive with IBM Corporation since November 1980, most recently as Director, Division Quality and Business Reengineering for IBM's AS/400 Division.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 10-K

        (a) Consolidated Financial Statements and Schedules of the Company and Financial Statements of AetherWorks Corporation

            1. Incorporated by reference to pages 21 through 32 of the Company's 1997 Annual Report to Stockholders:

                 Consolidated Statement of Operations for the fiscal years ended September 30, 1997, 1996 and 1995

                 Consolidated Balance Sheets as of September 30, 1997 and
                 1996

                 Consolidated Statement of Cash Flows for the fiscal years ended September 30, 1997, 1996 and 1995

                 Consolidated Statement of Stockholders' Equity for the fiscal years ended September 30, 1997, 1996 and 1995

                 Notes to Consolidated Financial Statements

                 Report of Independent Accountants

            2.   AetherWorks Corporation Financial Statements

                 Balance Sheets as of September 30, 1997 and 1996

                 Statement of Operations for the years ended September 30, 1997 and 1996 and period from February 24, 1993
                 (inception) to September 30, 1997

                 Statement of Shareholders' Equity (Deficit) for the years ended September 30, 1997 and 1996 and period from February 24, 1993 (inception) to September 30, 1997

                 Statement of Cash Flows for the years ended September 30, 1997 and 1996 and period from February 24, 1993 (inception) to September 30, 1997

                 Notes to Financial Statements

                 Report of Independent Accountants

            3.   Included in Part II:

                 Report of Independent Accountants on Financial Statement
                 Schedule

                 Schedule II - Valuation and Qualifying - Accounts

            All other schedules are omitted because they are not applicable or are not required.

        (b) Reports on Form 8-K

            Form 8-K dated February 18, 1997, regarding the announcement of the Company recording a restructuring charge during the second quarter of fiscal 1997.

        (c) Exhibits

                 Exhibit
                 Number       Description
                 ------       -----------

                 3(a)  Restated Certificate of Incorporation of the Registrant
                       (4)

                 3(b)  Amended and Restated By-Laws of the Registrant (2)

                 10(a) Stock Option Plan of the Registrant

                 10(b) Form of indemnification agreement with directors and officers of the Registrant (1)

                 10(c) Amended and Restated Employment Agreement between the
                       Company and John P.Schinas (5)

                 10(d) Restated and Amended Note Purchase Agreement between the
                       Company and AetherWorks Corporation, dated October 14,
                       1997

                 10(e) Employment Arrangement between the Registrant and Mike
                       Kelley, dated February 7, 1996 (8)

                 10(f) 401(k) Savings and Profit Sharing Plan of Digi
                       International Inc. (3)

                 10(h) Consulting Agreement between the Company and Mykola
                       Moroz (5)

                 10(i) Employment Arrangement between the Registrant and
                       Jonathon E. Killmer, dated September 16, 1996 (8)

                 10(j) Employment Arrangement between the Registrant and David
                       Rzasa, dated September 30, 1996 (8)

                 10(k) Separation Agreement between the Company and Gerald A.
                       Wall, dated December 4, 1996 (8)

                 10(l) Separation Agreement between the Company and Ervin F.
                       Kamm, Jr. dated January 3, 1997 (9)

                 10(m) Employment Agreement between the Company and Jerry A.
                       Dusa, dated March 12, 1997 (10)

                 10(n) Employment Agreement with Ray D. Wymer, as amended by
                       Amendment No. 1 to Employment Agreement (7)

                 10(p) Employment Arrangement between the Registrant and
                       Douglas Glader  (7)

                 10(p) (i) Amendment to Employment Agreement between the
                       Company and Douglas Glader (9)

                 10(q) Employment Agreement between the Registrant and Dana R.
                       Nelson for fiscal 1995 and 1996 (7)

                 10(r) Employment Agreement between the Company and Dino G.
                       Kasdagly, dated October 1, 1997

                 10(s) Employee Stock Purchase Plan of the Registrant (6)

                 13 1997 Annual Report to Stockholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission)

                 21    Subsidiaries of the Registrant

                 23.1  Consent of Independent Accountants

                 23.2  Consent of Independent Accountants

                 24    Powers of Attorney

                 27    Financial Data Schedule

(1) Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File no. 33-30725).

(2) Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File no. 33-42384).

(3) Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1991 (File no. 0-17972).

(4) Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(5) Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1994 (File no. 0-17972).

(6) Incorporated by reference to Exhibit B to the Registrant's Proxy Statement for its Annual Meeting of Stockholders held on January 31, 1996.

(7) Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1995 (File no. 0-17972).

(8) Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K/A for the year ended September 30, 1996 (File no. 0-17972).

(9) Incorporated by reference to the corresponding exhibit number of the Company's Form 10-Q for the quarter ended December 31, 1996 (File no. 0-17972).

(10) Incorporated by reference to the corresponding exhibit number of the Company's Form 10-Q for the quarter ended March 31, 1997 (File no. 0-17972).

                             AetherWorks Corporation
                          (A Development Stage Company)

                                 Balance Sheets


                                                             SEPTEMBER 30
                                                           1997        1996
                                                        -----------------------
ASSETS
Current assets:
     Cash and cash equivalents                          $   874,265  $        -
     Prepaid expenses                                        81,430     104,307
                                                        -----------------------
Total current assets                                        955,695     104,307

Property and equipment:
     Computer hardware                                    3,457,408   3,049,813
     Computer software                                      523,387     754,865
     Furniture and fixtures                                 832,471     189,053
                                                        -----------------------
                                                          4,813,266   3,993,731

Less accumulated depreciation and amortization              739,635     124,485
                                                        -----------------------
                                                          4,073,631   3,869,246
Other assets:
     Deferred financing costs, net of accumulated
       amortization of $376,114 in 1997 and
       $113,359 in 1996                                     429,025     321,779
     Note receivable from related party                     120,536     112,447
                                                        -----------------------
Total assets                                            $ 5,578,887  $4,407,779
                                                        -----------------------
                                                        -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities           $   602,455  $2,522,138
     Accrued interest                                         3,417     492,690
     Current portion of long-term debt and capital
       lease obligations                                    861,964     927,204
                                                        -----------------------
Total current liabilities                                 1,467,836   3,942,032

Long-term debt and capital lease obligations             16,016,747   6,105,467

Shareholders' equity (deficit):
     Common Stock, par value $.01 per share:
       Authorized shares - 10,000,000
       Issued and outstanding shares - 1,200,409 in
         1997 and 1,126,700 in 1996                          12,004      11,267
     Additional paid-in capital                             660,775     204,486
     Deficit accumulated during the development stage   (12,578,475) (5,855,473)
                                                        -----------------------
Total shareholders' equity (deficit)                    (11,905,696) (5,639,720)
                                                        -----------------------
Total liabilities and shareholders' equity (deficit)    $ 5,578,887  $4,407,779
                                                        -----------------------
                                                        -----------------------
SEE ACCOMPANYING NOTES.

                             AetherWorks Corporation
                          (A Development Stage Company)

                            Statements of Operations



                                                                   PERIOD FROM
                                                               FEBRUARY 24, 1993
                                     YEAR ENDED SEPTEMBER 30     (INCEPTION) TO
                                                                  SEPTEMBER 30,
                                        1997            1996          1997
                                     -------------------------------------------
Operating expenses:
     Research and development        $  3,505,134   $  2,567,844   $  7,325,434
     General and administrative         2,069,304        999,247      3,858,650
                                     -------------------------------------------
Operating loss                         (5,574,438)    (3,567,091)   (11,184,084)

Other income (expense):
     Interest income                       24,734         56,640         81,374
     Interest (expense)                (1,173,298)      (537,625)    (1,783,519)
                                     -------------------------------------------
Net loss for the period               $(6,723,002)   $(4,048,076)  $(12,886,229)
                                     -------------------------------------------
                                     -------------------------------------------
Net loss per share                         $(5.72)        $(3.59)       $(13.21)
                                     -------------------------------------------
                                     -------------------------------------------
Weighted average number of shares
     outstanding during the period      1,175,570      1,126,700        975,723
                                     -------------------------------------------
                                     -------------------------------------------


SEE ACCOMPANYING NOTES.

                             AetherWorks Corporation
                          (A Development Stage Company)

                   Statement of Shareholders' Equity (Deficit)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                                      COMMON STOCK              ADDITIONAL      DURING THE
                                                -------------------------         PAID-IN       DEVELOPMENT
                                                   SHARES         AMOUNT          CAPITAL          STAGE            TOTAL
                                                -----------------------------------------------------------------------------
Balance at February 24, 1993 (inception)                 -       $     -         $      -      $          -     $          -
   Sale of Common Stock at $.01 per share
        to the founder in June 1993                600,000         6,000              507                 -            6,507
   Sale of Common Stock at $.71 per share
        between March 1993 and March 1994          105,000         1,050           73,950                 -           75,000
   Sale of Common Stock at $.93 per share in
        January 1994                                 7,500            75            6,925                 -            7,000
   Sale of Common Stock at $.43 per share in
        January 1994                                23,333           233            9,767                 -           10,000
   Sale of Common Stock at $.80 per share in
        March 1994                                  37,500           375           29,625                 -           30,000
   Sale of Common Stock at $1.11 per share in
        March 1994                                 126,000         1,260          138,740                 -          140,000
   Sale of Common Stock at $.19 per share in
        March 1994                                  30,000           300            5,250                 -            5,550
   Net loss for the period                               -             -                -          (180,764)        (180,764)
                                                -----------------------------------------------------------------------------
Balance at March 31, 1994                          929,333         9,293          264,764          (180,764)          93,293
   Sale of Common Stock at $1.11 per share in
        April 1994                                  28,286           283           31,146                 -           31,429
   Sale of Common Stock at $.43 per share in
        May 1994                                    81,667           817           34,183                 -           35,000
   Sale of Common Stock at $1.11 per share in
        May 1994                                    70,714           707           77,864                 -           78,571
   Value of warrants granted to consultants
        for services in May 1994                         -             -            2,250                 -            2,250
   Sale of Common Stock at $6.00 per share in
        June 1994                                   15,033           150           90,050                 -           90,200
   Note payable converted to Common Stock
        at $6.00 per share in January 1995           1,667            17            9,983                 -           10,000
   Recapitalization resulting from election of
        C Corporation status                             -             -         (307,754)          307,754                -
   Net loss for the period                               -             -                -        (1,934,387)      (1,934,387)
                                                -----------------------------------------------------------------------------
Balance at September 30, 1995                    1,126,700        11,267          202,486        (1,807,397)      (1,593,644)
   Value of warrants issued in connection
        with note payable in October 1995                -             -            2,000                 -            2,000
   Net loss for the year                                 -             -                -        (4,048,076)      (4,048,076)
                                                -----------------------------------------------------------------------------
Balance at September 30, 1996                    1,126,700        11,267          204,486        (5,855,473)      (5,639,720)
   Value of warrants granted for services
        in June 1997                                     -             -           14,772                 -           14,772
   Notes payable converted to Common Stock
        at $6.00 per share in January 1997          73,209           732          438,522                 -          439,254
   Sale of Common Stock at $6.00 per share
        in January 1997                                500             5            2,995                 -            3,000
   Net loss for the year                                 -             -                -        (6,723,002)      (6,723,002)
                                                -----------------------------------------------------------------------------
Balance at September 30, 1997                    1,200,409       $12,004         $660,775      $(12,578,475)    $(11,905,696)
                                                -----------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                             AetherWorks Corporation
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                                   PERIOD FROM
                                                                                                                   FEBRUARY 24,
                                                                                                                 1993 (INCEPTION)
                                                                                      YEAR ENDED SEPTEMBER 30    TO SEPTEMBER 30,
                                                                                      1997             1996            1997
                                                                                  -----------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                                           $(6,723,002)     $(4,048,076)     $(12,886,229)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    877,904          247,268         1,132,416
     Value of warrants granted in connection with note payable                              -            2,000             2,000
     Value of warrants granted for services                                            14,772                -            17,022
     Changes in operating assets and liabilities:
          Prepaid expenses and other assets                                            14,788          (93,391)          (79,180)
          Accounts payable and accrued liabilities                                  1,213,128           77,109         2,106,930
                                                                                  -----------------------------------------------
Net cash used in operating activities                                              (4,602,410)      (3,815,090)       (9,707,041)

INVESTING ACTIVITIES
Purchases of property and equipment                                                  (431,075)        (358,132)         (811,597)
Issuance of notes receivable from related party                                             -         (110,000)         (110,000)
                                                                                  -----------------------------------------------
Net cash used in investing activities                                                (431,075)        (468,132)         (921,597)

FINANCING ACTIVITIES
Net proceeds from issuance of notes payable                                         6,580,000        4,861,386        12,255,533
Payments of debt and capital leases                                                  (675,250)        (589,637)       (1,264,887)
Proceeds from sale of common stock                                                      3,000                -           512,257
                                                                                  -----------------------------------------------
Net cash provided by financing activities                                           5,907,750        4,271,749        11,502,903
                                                                                  -----------------------------------------------

Increase (decrease) in cash and cash equivalents                                      874,265          (11,473)          874,265
Cash and cash equivalents at beginning of period                                            -           11,473                 -
                                                                                  -----------------------------------------------
Cash and cash equivalents at end of period                                        $   874,265      $         -      $    874,265
                                                                                  -----------------------------------------------
                                                                                  -----------------------------------------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Conversion of note payable for common stock                                       $   439,254      $         -      $    439,254
Property and equipment acquired through financing agreements                         (388,460)      (3,613,209)       (4,001,669)
Note payable for capital lease guarantee                                              370,000                -           370,000

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                                203,395          103,543           318,926


SEE ACCOMPANYING NOTES.

                             AetherWorks Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 1997

1. DESCRIPTION OF BUSINESS

AetherWorks Corporation (the "Company") was formed on February 24, 1993 and is a development stage company engaged in the design and development of software which will integrate telephone, wireless electronic mail, facsimile, paging and internet access on to one hardware platform and software that provides a computer telephony framework on which software applications can operate in the telephony environment.

2. SUMMARY OF ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of five years.

DEFERRED FINANCING COSTS

Deferred financing costs consist of costs associated with issuing the 1995 Note Purchase Agreement (see Note 3) and are being amortized over 36 months.

INCOME TAXES

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting tax bases of assets and liabilities.

NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period presented. Common equivalent shares outstanding from stock options and warrants are excluded from the computation as their effect is antidilutive.

RESEARCH AND DEVELOPMENT

All research and development costs are charged to operations as incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock options. Under APB 25, no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of grant.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123). Beginning October 1, 1996, the Company is subject to the pro forma disclosure requirements of net income and earnings per share as if Statement No. 123 had been used.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

RECLASSIFICATIONS

Certain amounts presented for fiscal 1996 have been reclassified to conform to the 1997 presentations.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt, including capital leases, is:

                                                       SEPTEMBER 30
                                                    1997            1996
                                                 --------------------------

Notes payable under Note Purchase Agreement:
 (see description of Note A below)               $11,796,525     $5,296,525
 (see description of Note B below)                 1,772,895              -
Note payable to the City of St. Paul                  80,000              -
8.8% notes payable to vendor                               -        280,710
Notes payable at interest rates from 8% to 9.75%           -        366,664
Capitalized leases                                 3,229,291      1,088,772
                                                 --------------------------
                                                  16,878,711      7,032,671
Less current portion                                 861,964        927,204
                                                 --------------------------
                                                 $16,016,747     $6,105,467
                                                 --------------------------
                                                 --------------------------

In August 1994 through June 1995, the Company entered into various note payable agreements ("Notes") which accrue interest ranging from 8.0% to 9.75% per annum. The unsecured Notes were due on various dates between October 1995 and March 1996. The outstanding principal balance on the Notes was $366,664 as of September 30, 1996. The Notes include amounts due from certain shareholders of $47,000 as of September 30, 1996. As of September 30, 1996, some of the Notes were beyond their maturity dates. The Notes were convertible at the holders' option into shares of the Company's common stock at $6.00 per share and warrants to purchase, at $7.20 per share, additional shares of common stock of the Company equal to ten percent of the number of shares acquired by the holders through conversion of the Notes. In January 1997 all of the note holders converted their notes to $6.00 per share common stock as part of a Private Placement Memorandum dated January 31, 1997. This conversion relieved the Company of $366,664 notes due in addition to accrued interest of $72,590.

In October 1995, the Company entered into a 1995 Note Purchase Agreement
("the Agreement") with a data communications company ("Creditor"). Upon the closing of the Agreement, the Company issued a convertible note for $3,363,235. The Creditor committed to provide additional funding in the event that certain milestones were attained, but had no obligation to provide continued funding in the event two or more milestones were missed.

In June 1996, the Company restated and amended the 1995 Note Purchase Agreement, principally to eliminate milestones set forth in the Agreement as well as to obtain additional financing to acquire and develop new technology and to modify the Creditor's option to convert all, but not less than all, of the aggregate outstanding principal and interest of the Note into between 51% and 62.7% of the common stock of the Company, depending on the amount of the Company's borrowings from the Creditor. Upon the closing of the 1996 Restated and Amended Note Purchase Agreement (the "1996 Note Purchase Agreement"), the Company issued an additional note to the Creditor in the amount of $1,433,290. The 1996 Note Purchase Agreement also gives the Company the option to issue additional notes to the Creditor, provided that the aggregate amount of the additional notes does not exceed $9 million. The Company had issued additional notes for $500,000 as of September 30, 1996. In 1997, the Company issued additional notes for $6,500,000 which brought the total amount of notes outstanding at September 30, 1997 to $11,796,525. The notes bear interest at prime plus 3% (11.50% at September 30, 1997) with principal and interest payable on December 31, 1998.

In October 1997, the Company restated and amended the 1996 Note Purchase Agreement, principally to provide the Company the ability to pay back a portion of convertible notes. Upon the closing of the 1997 Note Purchase Agreement ("the 1997 Agreement"), the Company exchanged all outstanding convertible notes for a new convertible note ("Note A") to the Creditor in the amount of $11,796,525. The 1997 Agreement also gives the Company the option to obtain additional advances from the Creditor, provided that the aggregate amount of the additional advances does not exceed $2,000,000. Funds advanced to the Company will be added to Note A, which bears interest at prime plus 3%. The unpaid principal is payable on December 31, 1998. The note is convertible into common stock of the Company at varying rates based upon the amount of the outstanding debt.

If the Company does not pay the balance of Note A by December 31, 1998, the Agreement provides for the mandatory conversion of the entire balance due into shares of common stock. An optional conversion also exists if the Company undergoes an initial public offering prior to the due date or in the event of a majority sale of Company assets, a merger or consolidation, or the sale of 80% or more of the Company's outstanding capital stock to a party other than the Creditor or to any person who is a shareholder of the Company.

The Company also issued a second non-convertible note ("Note B") under the 1997 Agreement in the amount of $1,802,626 to the Creditor. This amount consists of $1,402,895 for all of the outstanding aggregate accrued interest at September 30, 1997 on the previously outstanding notes, $29,731 for accrued interest to the date of the 1997 Agreement, and $370,000 as consideration for certain lease guarantees provided by the Creditor. The outstanding balance of Note B will increase by the amount of interest that accrues on Note A. Note B bears interest at prime plus 3%. The unpaid principal and interest balance is payable on December 31, 2000.

On November 27, 1996, the Company entered into a promissory note (the "Note") for $80,000 with the Housing and Redevelopment Authority of the City of Saint Paul. The Note bears interest at 10.25% per annum and is payable semi-annually through its maturity date of November 27, 2001. The Note was issued under the provisions of an accompanying loan agreement which allows for all or a portion of the Note to be forgiven based on defined employment levels and events of default which may accelerate the due date. The Company received the proceeds from this Note in June 1997 and has accrued $3,417 in interest at September 30, 1997.

The carrying amounts of the Company's debt instruments in the balance sheets at September 30, 1997 and 1996 approximate fair value.

In connection with the financing agreements, the Company has incurred cumulative financing costs of $805,139, including $370,000 payable to the Creditor as compensation for their guarantee of certain lease agreements. This amount is being amortized over the respective terms of the related instruments through September 2002.

During fiscal 1996 and 1997, the Company leased certain equipment, computer hardware and computer software under several long-term lease agreements which are classified as capital leases. The Creditor of the Restated and Amended Note Purchase Agreement guaranteed the majority of the Company's lease agreements.

Leased assets included in the accompanying balance sheet as of September 30, 1997 consist of:

     Property and equipment:
       Computer hardware                        $2,992,073
       Computer software                           109,775
       Furniture and fixtures                      698,791
                                                ----------
                                                 3,800,639
     Less accumulated amortization                 561,310
                                                ----------
     Net assets under capital leases            $3,239,329
                                                ----------
                                                ----------

Future minimum lease payments under capital leases and principal maturities of long-term debt consist of the following:


                                          CAPITAL      LONG-TERM
                                          LEASES          DEBT        TOTAL
                                        ---------------------------------------
     Year ending September 30:
       1998                             $1,148,933   $    20,847    $ 1,169,780
       1999                                997,802    11,793,647     12,791,449
       2000                                969,427     1,793,740      2,763,167
       2001                                542,750        20,847        563,597
       2002                                266,896        20,339        287,235
                                        ---------------------------------------
     Total minimum payments              3,925,808    13,649,420     17,575,228
     Less amount representing interest     696,517             -        696,517
                                        ---------------------------------------
     Present value of net minimum
       payments                          3,229,291    13,649,420     16,878,711
     Less current portion                  848,993        12,971        861,964
                                        ---------------------------------------
     Long-term debt and capital lease
       obligations                      $2,380,298   $13,636,449    $16,016,747
                                        ---------------------------------------
                                        ---------------------------------------

4. OPERATING LEASES

The Company leases various property and equipment under operating leases that expire on various dates through fiscal 1999. On August 13, 1996, the Company entered into an operating lease for its office facility in St. Paul, Minnesota and its technical facility in Santa Clara, California, on May 15, 1996, which expire in fiscal 2002 and 1999, respectively. Operating expenses including maintenance, certain utilities and insurance are paid by the Company. The Company used office space of the Creditor per the 1995 Note Purchase Agreement (see Note 3) on a rent-free basis for the period from November 1, 1995 to September 30, 1996. Total rent expense under non-cancelable operating leases was $352,951 and $95,727 for the years ended September 30, 1997 and 1996, respectively.

Future minimum lease rental payments required under non-cancelable operating leases in excess of one year as of September 30, 1997 are as follows:

     1998                                     $356,898
     1999                                      280,895
     2000                                      130,310
     2001                                      136,298
     2002                                       71,143
                                              --------
                                              $975,544
                                              --------
                                              --------

5. INCOME TAXES

Upon inception, the Company operated as an S Corporation whereby taxable income or loss is passed through to the shareholders. The Subchapter S election was terminated on May 31, 1994 and, as a result, the Company became subject to federal and state income taxes. Also, as of that date, the Company's accumulated deficit of $307,754 incurred while the Company was an S Corporation was reclassified as additional paid-in capital.

At September 30, 1997 the Company had net operating loss carryforwards of approximately $12,500,000 which are available to offset future taxable income and begin to expire in the year 2010 and are subject to limitations if significant ownership changes occur.

The deferred tax assets resulting from net operating loss carryforwards and other temporary differences are fully offset by a valuation allowance.

6. STOCK OPTIONS AND WARRANTS

The Company has a stock option plan (the 1997 Stock Option Plan) which provides for the granting of 300,267 incentive stock options to employees and nonqualified stock options to employees, directors, and consultants. The incentive stock options granted to employees vest according to a two-phase schedule. In phase one no options shall vest until the sooner of the following dates: (1) January 2, 1999, or (2) 90 days after the Company's initial public offering. Upon the occurrence of the sooner of the dates in phase one, options shall vest according to optionee's years of service with the Company, measured retroactively from the date of first employment with the Company and extending over a subsequent period of no longer than six years, beginning with 20% vesting on the first anniversary date of employment and increasing in 20% increments each year thereafter. The non-qualified stock options granted during fiscal year end September 30, 1997 vested immediately.

Stock options and warrants outstanding are summarized as follows:

                                           SHARES         PLAN OPTIONS
                                          AVAILABLE        OUTSTANDING                        WEIGHTED
                                          FOR GRANT  -------------------------                AVERAGE
                                          UNDER THE                    NON-                   EXERCISE
                                            PLAN      INCENTIVE     QUALIFIED     WARRANTS      PRICE
                                          --------------------------------------------------------------
     Balance at September 30, 1995                                        -       30,833        $6.32
       Warrants granted                                                   -        1,667         7.20
                                          ------------------------------------------------
     Balance at September 30, 1996                                        -       32,500         6.37
       Warrants granted                                                   -       12,364         7.20
       Establishment of plan                300,267          -            -            -            -
       Options granted                     (180,053)   155,043       25,010            -         7.20
       Options canceled                      22,685    (22,685)           -            -         7.20
                                          ------------------------------------------------
     Balance at September 30, 1997          142,899    132,358       25,010       44,864        $7.06
                                          ------------------------------------------------
                                          ------------------------------------------------
     Options and warrants exercisable
       at September 30, 1997                                 -       25,010       43,530        $6.80
                                                     -------------------------------------
                                                     -------------------------------------
     Options and warrants exercisable
       at September 30, 1996                                 -            -       30,833        $6.32
                                                     -------------------------------------
                                                     -------------------------------------

FASB Statement No. 123 requires that the fair value of options granted during 1997 and 1996 and the pro forma impact on earnings be discussed when material. The impact was not material for 1997 and 1996.

7. LICENSE AGREEMENT

On June 28, 1996, the Company entered into a license agreement with an entity to acquire certain rights and documentation relating to speech input-output software. The Company paid a non-refundable engineering fee of $125,010 and a royalty payment of $10,000 upon the execution of the agreement. Subsequent to entering into the license agreement, the Company determined that the entity could not provide them with the product they had expected. Consequently the contract was canceled and the royalty and engineering fees were redeemed.

8. RELATED PARTY TRANSACTION

In June 1996, the Company loaned the President and Chief Executive Officer of the Company $110,000 under a promissory note. The note, which bears interest at 7.25% per annum, is due on or before June 10, 2001.

9. BENEFIT PLAN

In May 1996, the Company established a defined contribution retirement plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company recorded an expense of $51,196 and $9,685 for contributions to the Plan for the years ended September 30, 1997 and 1996, respectively.

10. GOING CONCERN

As reflected in the accompanying financial statements, the Company has accumulated a deficit during its development stage. The Company may be unable to maintain solvency unless it continues to obtain additional financing to continue as a going concern. The Company intends to obtain additional debt or equity financing in fiscal 1998 to fund operations.

Because of uncertainties regarding the achievability of management's plans, no assurances can be given as to the Company's ability to continue in existence. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                          Report of Independent Auditors


Board of Directors and Shareholders
AetherWorks Corporation

We have audited the accompanying balance sheets of AetherWorks Corporation
(a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from February 24, 1993 (inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AetherWorks Corporation (a development stage company) at September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended and the period from February 24, 1993 (inception) to September 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's deficit accumulated during the development stage raises substantial doubt about its ability to continue as a going concern. The Company intends to obtain additional financing to permit it to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                      /s/ Ernst & Young LLP

Minneapolis, MN
October 28, 1997

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Digi International Inc.

    Our report on the consolidated financial statements of Digi International Inc. has been incorporated by reference in this Form 10-K from page 32 of the 1997 Annual Report to Stockholders of Digi International Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)3 on page 12 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                  COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
December 15, 1997

                               Digi International Inc.
                                     Schedule II
                          Valuation and Qualifying Accounts

                                                      Balance at                    Charged to     Deductions
                                                       Beginning     Charged to          Other           from     Balance at
                                                         of Year        Expense       Accounts      Allowance    End of Year
                                                     -----------    -----------    -----------    -----------    -----------
Deducted from Accounts Receivable-
Allowance for Doubtful Accounts:

  Year ended September 30:             1995             $641,500       $243,895                      $228,895(1)    $656,500
                                                     -----------    -----------                   -----------    -----------
                                                     -----------    -----------                   -----------    -----------

                                       1996             $656,500       $262,164                      $183,222(1)    $735,442
                                                     -----------    -----------                   -----------    -----------
                                                     -----------    -----------                   -----------    -----------

                                       1997             $735,442     $1,533,251                    $1,488,940(1)  $1,179,753
                                                     -----------    -----------                   -----------    -----------
                                                     -----------    -----------                   -----------    -----------



Deducted from Inventory-Allowance
for Inventory Obsolesence:

  Year ended September 30:             1995             $682,000       $716,300                      $586,300(2)    $812,000
                                                     -----------    -----------                   -----------    -----------
                                                     -----------    -----------                   -----------    -----------

                                       1996             $812,000     $1,455,895                    $1,099,735(2)  $1,168,176
                                                     -----------    -----------                   -----------    -----------
                                                     -----------    -----------                   -----------    -----------

                                       1997           $1,168,176     $2,910,988     $2,936,967(3)  $4,823,351(2)  $2,192,780
                                                     -----------    -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------    -----------


(1) Uncollectible accounts charged against allowance.

(2) Scrapped inventory charged against allowance.

(3) Charged to restructuring.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGI INTERNATIONAL INC.


        December 26, 1997               By:       /s/ Jonathon E. Killmer
-----------------------------------         -------------------------------
               Date                               Jonathon E. Killmer
                                                  Senior Vice President & Chief
                                                  Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        December 26, 1997                    /s/ Jerry A. Dusa
-----------------------------------     -----------------------------------
               Date                          Jerry A. Dusa
                                             President & Chief Executive Officer


        December 26, 1997                    /s/ Jonathon E. Killmer
-----------------------------------     -----------------------------------
               Date                          Jonathon E. Killmer
                                             Senior Vice President & Chief
                                             Financial Officer

JOHN P. SCHINAS
WILLIS K. DRAKE
JERRY A. DUSA
RICHARD E. EICHHORN
MYKOLA MOROZ                       A majority of the Board of Directors*
DAVID STANLEY
ROBERT S. MOE

*Jonathon E. Killmer, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Power of Attorney duly executed by such persons.

                                        /s/ Jonathon E. Killmer
                                   ------------------------------
                                        Jonathon E. Killmer,
                                        Attorney-in-fact

                                  INDEX TO EXHIBITS

Exhibit
Number    Description                                                      Page
------    -----------                                                      ----

3(a)      Restated Certificate of Incorporation of the Registrant (4). .

3(b)      Amended and Restated By-Laws of the Registrant (2) . . . . . .

10(a)     Stock Option Plan of the Registrant. . . . . . . . . . . . . .


10(b)     Form of indemnification agreement with directors
          and officers of the Registrant (1) . . . . . . . . . . . . . .

10(c)     Amended and Restated Employment Agreement
          between the Company and John P. Schinas (5). . . . . . . . . .

10(d)     Restated and Amended Note Purchase Agreement
          between the Company and AetherWorks Corporation,
          dated October 14, 1997 . . . . . . . . . . . . . . . . . . . .


10(e)     Employment Arrangement between the Registrant
          and Mike Kelley, dated February 7, 1996 (8). . . . . . . . . .


10(f)     401(k) Savings and Profit Sharing Plan of
          Digi International Inc. (3). . . . . . . . . . . . . . . . . .

10(h)     Consulting Agreement between the Company
          and Mykola Moroz (5) . . . . . . . . . . . . . . . . . . . . .

10(i)     Employment Arrangement between the Registrant
          and Jonathon E. Killmer, dated September 16, 1996 (8). . . . .


10(j)     Employment Arrangement between the Registrant
          and David Rzasa, dated September 30, 1996 (8). . . . . . . . .


10(k)     Separation Agreement between the Company
          and Gerald A. Wall, dated December 4, 1996 (8) . . . . . . . .


10(l)     Separation Agreement between the Company and
          Ervin F. Kamm, Jr. dated January 3, 1997 (9) . . . . . . . . .

10(m)     Employment Agreement between the Company and
          Jerry A. Dusa, dated March 12, 1997 (10) . . . . . . . . . . .

                                  INDEX TO EXHIBITS
                                     (continued)

Exhibit
Number    Description                                                      Page
------    -----------                                                      ----

10(n)     Employment Agreement with Ray D. Wymer, as
          amended by Amendment No. 1 to Employment
          Agreement (7). . . . . . . . . . . . . . . . . . . . . . . . .

10(p)     Employment Arrangement between the Registrant
          and Douglas Glader (7) . . . . . . . . . . . . . . . . . . . .

10(p)(i)  Amendment to Employment Agreement between
          the company and Douglas Glader (9) . . . . . . . . . . . . . .

10(q)     Employment Arrangement between the Registrant
          and Dana R. Nelson for fiscal 1995 and 1996 (7). . . . . . . .

10(r)     Employment Agreement between the Company and
          Dino Kasdagly, dated October 1, 1997 . . . . . . . . . . . . .

10(s)     Employee Stock Purchase Plan of the Registrant (6) . . . . . .

13        1997 Annual Report to Stockholders (only those
          portions specifically incorporated by reference
          herein shall be deemed filed with the Securities
          and Exchange Commission) . . . . . . . . . . . . . . . . . . .


21        Subsidiaries of the Registrant . . . . . . . . . . . . . . . .


23.1      Consent of Independent Accountants . . . . . . . . . . . . . .


23.2      Consent of Independent Accountants . . . . . . . . . . . . . .


24        Powers of Attorney . . . . . . . . . . . . . . . . . . . . . .

27        Financial Data Schedule. . . . . . . . . . . . . . . . . . . .