Form 10-Q
period 1997-12-31
DIGI INTERNATIONAL INC
filed 1998-02-12
CIK 854775

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

     For the quarterly period ended: December 31, 1997.

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____ to ____.

                          Commission file number: 0-17972

                              DIGI INTERNATIONAL INC.
            ------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                Delaware                               41-1532464
      ------------------------------             ----------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification Number)

                                11001 Bren Road East
                             Minnetonka, Minnesota 55343
                         ----------------------------------
                (Address of principal executive offices)  (Zip Code)

                                  (612) 912-3444
                             -------------------------
                (Registrant's telephone number, including area code)


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


On January 16, 1998, there were 13,491,801 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       INDEX

PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   Financial Statements                                             Page
                                                                           ----

          Condensed Consolidated Statements of Operations
          for the three month periods ended
          December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .3

          Condensed Consolidated Balance Sheets as of
          December 31, 1997 and September 30, 1997 . . . . . . . . . . . . . .4

          Condensed Consolidated Statements of Cash Flows
          for the three month periods ended December 31, 1997 and 1996 . . . .5

          Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

          Review Report of Independent Accountants . . . . . . . . . . . . . .9

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition. . . . . . . . . . . 10

          Forward-looking Statements . . . . . . . . . . . . . . . . . . . . 13

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . 14


PART II.  OTHER INFORMATION
--------  -----------------
ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . 16

ITEM 4.   Submission of Matters to a Vote of Securities Holders. . . . . . . 16

ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 17

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                     (UNAUDITED)




                                                                         1997              1996
                                                                    ---------------  ---------------
Net sales                                                           $ 42,590,059       $  42,236,213
Cost of sales                                                         21,221,314          22,595,738
                                                                    ------------       -------------

Gross margin                                                          21,368,745          19,640,475
                                                                    ------------       -------------

Operating expenses:
 Sales and marketing                                                   8,259,494          11,012,254
 Research and development                                              3,810,900           5,620,679
 General and administrative                                            3,610,125           4,747,224
                                                                    ------------       -------------
Total operating expenses                                              15,680,519          21,380,157
                                                                    ------------       -------------

Operating income (loss)                                                5,688,226          (1,739,682)

Other income, net                                                        268,885              99,031
AetherWorks Corporation net loss                                             -            (1,519,789)
                                                                    ------------       -------------

Income (loss) before income taxes                                      5,957,111          (3,160,440)
Provision (benefit) for income taxes                                   2,114,775            (582,433)
                                                                    ------------       -------------
Net income (loss)                                                   $  3,842,336       $  (2,578,007)
                                                                    ------------       -------------
                                                                    ------------       -------------
Net income (loss) per common share                                  $       0.28       $       (0.19)
                                                                    ------------       -------------
                                                                    ------------       -------------
Net income (loss) per common share, assuming dilution               $       0.27       $       (0.19)
                                                                    ------------       -------------
                                                                    ------------       -------------

Weighted average common shares                                        13,482,656          13,453,322
                                                                    ------------       -------------
                                                                    ------------       -------------
Weighted average common shares, assuming dilution                     14,043,273          13,453,322
                                                                    ------------       -------------
                                                                    ------------       -------------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                       DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                    December 31        September 30
ASSETS                                                                  1997               1997
                                                                  -----------------  ---------------
Current assets:                                                     (unaudited)
  Cash and cash equivalents                                       $   34,714,907      $   31,329,666
  Accounts receivable, net                                            21,963,208          25,658,522
  Inventories, net                                                    25,228,626          23,683,312
  Other                                                                4,369,158           4,147,942
                                                                  --------------      --------------
      Total current assets                                            86,275,899          84,819,442

Property, equipment and improvements, net                             23,314,613          23,617,696
Intangible assets, net                                                 7,572,352           6,876,597
Other                                                                  2,838,596           2,997,601
                                                                  --------------      --------------
      Total assets                                                $  120,001,460      $  118,311,336
                                                                  --------------      --------------
                                                                  --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $    7,192,803      $   10,118,921
  Income taxes payable                                                 3,857,710           1,771,986
  Accrued expenses:
    Advertising                                                        2,826,403           2,847,672
    Compensation                                                       2,291,571           2,388,468
    Accrued AetherWorks Corporation
     funding obligations                                               2,350,000           3,350,000
    Other                                                              1,692,633           2,363,258
                                                                  --------------      --------------
    Total current liabilities                                         20,211,120          22,840,305

Commitments and contingency

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
   authorized; none outstanding
  Common stock, $.01 par value; 60,000,000 shares
   authorized; 14,751,846 and 14,727,256 shares issued                   147,518             147,273
  Additional paid-in capital                                          44,411,164          44,403,102
  Retained earnings                                                   78,956,238          75,113,902
                                                                  --------------      --------------
                                                                     123,514,920         119,664,277
  Unearned stock compensation                                         (1,514,224)         (1,787,658)
  Treasury stock, at cost, 1,288,026 and 1,338,894
   shares                                                            (22,210,356)        (22,405,588)
                                                                  --------------      --------------
      Total stockholders' equity                                      99,790,340          95,471,031
                                                                  --------------      --------------
      Total liabilities and stockholders' equity                  $  120,001,460      $  118,311,336
                                                                  --------------      --------------
                                                                  --------------      --------------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                       DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                     (UNAUDITED)


                                                                         1997                1996
                                                                    ---------------- ---------------
Operating activities:
  Net income (loss)                                                 $  3,842,336          (2,578,007)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                      1,720,414           1,994,649
    AetherWorks Corporation net loss                                           -           1,519,789
    Provision for losses on accounts receivable                          607,992             174,000
    Provision for inventory obsolescence                               1,397,098             964,000
    Loss on sale of fixed assets                                          70,584              46,698
    Stock compensation                                                   113,382              25,448
    Changes in operating assets and liabilities                       (1,645,933)            332,471
                                                                   -------------        ------------
    Total adjustments                                                  2,263,537           5,057,055
                                                                   -------------        ------------

    Net cash provided by operating activities                          6,105,873           2,479,048
                                                                   -------------        ------------

Investing activities:
  Purchase of property, equipment, intangibles,
    and improvements                                                  (2,084,223)         (2,029,349)
  Investment in AetherWorks Corporation                               (1,000,000)         (2,000,000)
                                                                   -------------        ------------

    Net cash used in investing activities                             (3,084,223)         (4,029,349)
                                                                   -------------        ------------

Financing activities:
  Stock benefit plan transactions, net                                   363,591             214,491
                                                                   -------------        ------------
    Net cash provided by financing activities                            363,591             214,491
                                                                   -------------        ------------
Net increase (decrease) in cash and cash equivalents                   3,385,241          (1,335,810)

Cash and cash equivalents, beginning of period                        31,329,666           8,943,390
                                                                   -------------        ------------
Cash and cash equivalents, end of period                           $  34,714,907        $  7,607,580
                                                                   -------------        ------------
                                                                   -------------        ------------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1997 Annual Report and Form 10-K.

The condensed consolidated financial statements presented herein as of December 31, 1997 and for the three month periods ended December 31, 1997 and 1996, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2. INVESTMENT IN AETHERWORKS CORPORATION

Through December 31, 1997, under a financing arrangement, the Company purchased $12,796,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. At December 31, 1997, the Company is obligated to purchase up to an additional $1,000,000 of convertible notes at the request of AetherWorks. The convertible notes held by the Company at December 31, 1997 are convertible into 61.3% of AetherWorks' common stock, and upon the purchase of the additional $1,000,000 of convertible notes, the Company's ownership interest upon conversion would increase to 62.7%, based on AetherWorks' present capitalization. In connection with the financing arrangement, the Company has also guaranteed $3,060,000 of lease obligations of AetherWorks. In addition, in the fourth quarter of fiscal 1997, the Company has also leased to AetherWorks $1,325,000 of computer equipment under a three-year direct financing lease.

As of September 30, 1997, because of the significant uncertainty of the future of AetherWorks Corporation, the Company wrote off the remaining investment in AetherWorks and accrued and expensed its remaining future obligation to purchase up to $13,796,525 in convertible notes. In addition, the Company has also accrued $1,350,000 for its probable obligation resulting from its guarantees of certain AetherWorks lease obligations.

For the three month period ended December 31, 1996, the Company reported its investment in AetherWorks on the equity method and reported a loss of $1,519,789. Such loss represented 100% of the AetherWorks net loss for the period. The percentage of AetherWorks' net loss included in the Company's financial statements was based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during the period. No such loss was recorded in the three month period ended December 31, 1997, due to the aforementioned write off of the Company's AetherWorks investment and the accrual of its remaining funding obligations to AetherWorks.

3. INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1997 and September 30, 1997 consisted of the following:


                               December 31, 1997    September 30, 1997
                               -----------------    ------------------
          Raw materials               $8,505,869            $7,967,598
          Work in process             10,136,391             8,704,357
          Finished goods               6,586,366             7,011,357


4. NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been calculated under the provisions of Statement of Financial Accounting Standards No. 128, which the Company adopted effective with its first quarter reporting for fiscal 1998. All earnings per share data presented in the future will be on the basis of this new standard. Basic net income (loss) per share is calculated based on only the weighted average of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. The only common stock equivalents are those that result from dilutive common stock options. Common stock equivalents were excluded in determining the weighted average common and common stock equivalents outstanding for the three month period ended December 31, 1996, because their effect was antidilutive.

5. RECLASSIFICATION OF CERTAIN EXPENSES

Certain costs relating to systems support and communication costs, which previously were included in general and administrative expenses, have been reclassified into sales and marketing and research and development expenses for the three months ended December 31, 1997 and 1996. Such amounts were $853,158 for the three month period ended December 31, 1997 and $666,641 for the three month period ended December 31, 1996, respectively. These reclassifications had no impact on previously reported operating income (loss), or net income (loss).

6. LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Consolidated Condensed Financial Statements and Accompanying Notes.

                      REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------------


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of December 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three month periods ended December 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated December 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
January 28, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:


                                                   Three months       %
                                                      ended        Increase
                                                   December 31    (decrease)
                                                 ---------------------------
                                                 1997      1996
                                                 ----      ----
Net sales                                        100.0%    100.0%      0.8%
Cost of sales                                     49.8      53.5      (6.1)
                                                  ----      ----      ----
Gross margin                                      50.2      46.5       8.8
                                                  ----      ----       ---
Operating expenses:
 Sales and marketing                              19.4      26.0     (24.9)
 Research and development                          8.9      13.3     (32.2)
 General and administrative                        8.5      11.3     (23.9)
                                                   ---      ----      ----
Total operating expenses                          36.8      50.6     (26.7)
                                                  ----      ----      ----
Operating income (loss)                           13.4      (4.1)    427.0
Other income (expense), net                        0.6       0.2     171.5
AetherWorks Corporation net loss                    -       (3.6)    100.0
                                                   ---       ---     -----
Income (loss) before income taxes                 14.0      (7.5)    288.5
Provision (benefit) for income taxes               5.0      (1.4)    463.1
                                                   ---       ---     -----
Net income (loss)                                  9.0%     (6.1%)   249.0%
                                                   ---       ---     -----
                                                   ---       ---     -----


NET SALES

Net sales for the three month period ended December 31, 1997 were higher than net sales for the corresponding three month period ended December 31, 1996 by $353,846 or 0.8%. This marginal sales growth was due to the continued effort by the Company to reduce inventory levels in the distribution channel. This was the fourth consecutive quarter of such efforts to reduce inventory levels. The reduction program has proven successful and is now essentially complete.

Sales to the distribution markets, as a percentage of total net sales, declined to 63.4% for the three month period ended December 31, 1997, as compared to 68.9% for the three month period ended December 31, 1996. Such decline is directly due to the conscious effort to reduce inventory in the distribution channel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

Due to increased product demand, net sales to original equipment manufacturers (OEM's), as a percentage of total net sales, rose to 27.5% for the three month period ended December 31, 1997, as compared to 19.9% for the three month period ended December 31, 1996. Sequentially, net sales to OEM's for the three month period ended December 31, 1997 increased 4.5% as compared to the three month period ended September 30, 1997.

GROSS MARGIN

Gross margin for the three month period ended December 31, 1997 increased to 50.2%, as compared to 46.5% for the three month period ended December 31, 1996. Such increase was principally due to a $1 million reduction in rebates in the 1997 period, which was a direct result of the Company's program to reduce the amount of inventory in the distribution channel.

OPERATING EXPENSES

Operating expenses for the three month period ended December 31, 1997 declined 26.7% relative to operating expenses for the corresponding period ended December 31,1996 and decreased as a percentage of net sales to 36.8% for the three month period ended December 31, 1997 from 50.6% for the three month period ended December 31, 1996. Such decline was due to reductions in the workforce, decreased marketing costs, and cost savings achieved through consolidation of research and development functions. Although all major categories of expenses have been impacted, significant reductions in sales and marketing expenses, through more focused programs, have been achieved.

The Company expects that operating expenses for subsequent quarters of fiscal 1998 will be similar to or slightly higher than the $16.4 million incurred in the fourth quarter of fiscal 1997.

OTHER INCOME

The increase in other income for the three month period ended December 31, 1997 was a result of interest income earned on increased cash and cash equivalent balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

AETHERWORKS CORPORATION NET LOSS

In connection with the Company's commitment to purchase up to $13.8 million of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, the Company has the ability, under certain conditions, to convert its investment into a majority of AetherWorks' common stock. For the three month period ended December 31, 1996, the Company reported its investment in AetherWorks on the equity method and recorded a net loss of $1,519,789. This net loss represents 100% of AetherWorks' net loss for the period. The percentage of AetherWorks' net loss included in the Company's financial statements was based upon the percentage of financial support provided by the Company (versus other investors) during the three month period. No such loss was recorded in the three month period ended December 31, 1997, due to the write off of the Company's remaining AetherWorks investment and the accrual of the remaining future obligations to AetherWorks during the fourth quarter of fiscal 1997.

INCOME TAXES

Income taxes have been accrued at an overall effective rate of 35.5% for the three month period ended December 31, 1997. Due to the net loss incurred in the three month period ended December 31, 1996, the Company recorded an income tax benefit of $582,433. Such benefit was lower than that which would have been determined using the overall effective income tax rate of the Company due to the non-deductibility of the AetherWorks' net loss.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed it operations principally with funds generated from operations. Investing activities for the three month period ended December 31, 1997 consisted of purchases of approximately $2 million in equipment, capital improvements, including a new enterprise-wide computer system and intangibles and the additional purchase of $1 million in convertible notes from AetherWorks Corporation. As of December 31, 1997, the Company is obligated to purchase an additional $1 million in convertible notes from time to time at the request of AetherWorks. The Company accrued for this remaining obligation in the fourth quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At December 31, 1997, the Company has working capital of $66 million and no debt. The Company has negotiated a $5 million unsecured line of credit with its bank, but has not utilized such line. The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial position.

NEW ACCOUNTING STANDARD

During the three months ended December 31, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" (EITF 97-13). The Task Force reached a consensus that the cost of business process reengineering activities, whether done internally or by third parties, is to be expensed as incurred. This consensus did not have a significant impact on the Company. The Company, however, will incur future costs associated with an existing enterprise-wide system implementation project that will be required to be expensed as incurred pursuant to EITF 97-13.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING STATEMENTS (CONTINUED)

THE EXPECTATION THAT OPERATING EXPENSES IN THE REMAINING QUARTERS OF FISCAL 1998 WILL BE AT LEVELS SIMILAR TO OR SLIGHTLY HIGHER THAN THOSE INCURRED IN THE FOURTH QUARTER OF FISCAL 1997 - This expectation may be impacted by presently unanticipated revenue opportunities or by unanticipated expenses.

THE BELIEF THAT THE COMPANY'S CURRENT FINANCIAL RESOURCES, CASH GENERATED FROM OPERATIONS AND THE COMPANY'S POTENTIAL CAPACITY FOR DEBT AND/OR EQUITY FINANCING WILL BE SUFFICIENT TO FUND CURRENT AND ANTICIPATED BUSINESS OPERATIONS - Changes in anticipated operating results, credit availability and equity market conditions may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on January 28, 1998, the stockholders approved the following:

(a) Proposal to elect three directors, Richard E. Eichhorn, Mykola Moroz and Jerry A. Dusa.
(b) Proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants for fiscal year 1998.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.  Description

3(a)         Restated Certificate of Incorporation of the Registrant, As
             Amended*

3(b)         Amended and Restated By-Laws of the Registrant**

15           Letter Re: Unaudited Interim Financial Information

27           Financial Data Schedule

(b) Reports on Form 8-K:

None.

-----------------------------------------

*Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1992 (File No. 0-17972)

**Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File No. 33-42384)

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DIGI INTERNATIONAL INC.


Date: February 12, 1998                      By:   /s/ Jonathon E. Killmer
                                                -------------------------------
                                             Jonathon E. Killmer
                                             Chief Financial Officer
                                             (duly authorized officer and
                                             Principal Financial Officer)