Form 10-Q
period 1998-03-31
DIGI INTERNATIONAL INC
filed 1998-04-30
CIK 854775

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

     For the quarterly period ended: March 31, 1998.

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____ to ____.

                          Commission file number: 0-17972

                             DIGI INTERNATIONAL INC.
       ---------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Delaware                           41-1532464
     --------------------------------        ------------------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification Number)

                                11001 Bren Road East
                            Minnetonka, Minnesota 55343
              -------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

                                  (612) 912-3444
                                  ---------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes    X     No
                                   ------      ----

On April 22, 1998, there were 13,517,354 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                                   Page
                                                                                 ----
          Condensed Consolidated Statement of Operations
          for the three month and six month periods ended
          March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . .3

          Condensed Consolidated Balance Sheet as of
          March 31, 1998 and September 30, 1997. . . . . . . . . . . . . . . . . . .4

          Condensed Consolidated Statement of Cash Flows
          for the six month periods ended March 31, 1998 and 1997. . . . . . . . . .5

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

ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . 16

ITEM 4.   Submission of Matters to a Vote of Securities Holders. . . . . . . . . . 16

ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 17

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)



                                          Three months ended March 31              Six months ended March 31
                                       -------------------------------         -------------------------------
                                           1998                 1997               1998                 1997
                                       -----------         -----------         -----------        ------------

Net sales                              $45,058,973         $40,393,222         $87,649,032        $ 82,629,437
Cost of sales                           21,993,344          21,099,206          43,214,657          43,694,943
                                       -----------         -----------         -----------        ------------

Gross margin                            23,065,629          19,294,016          44,434,375          38,934,494
                                       -----------         -----------         -----------        ------------

Operating expenses:
   Sales and marketing                   9,007,379           9,185,606          17,266,872          20,197,857
   Research and development              3,948,109           4,724,933           7,759,010          10,345,613
   General and administrative            3,445,691           4,693,207           7,055,815           9,440,432
   Restructuring                                 -          10,471,482                   -          10,471,482
                                       -----------         -----------         -----------        ------------
Total operating expenses                16,401,179          29,075,228          32,081,697          50,455,384
                                       -----------         -----------         -----------        ------------

Operating income (loss)                  6,664,450          (9,781,212)         12,352,678         (11,520,890)

Other income, net                          548,470             127,203             817,355             226,234
AetherWorks Corporation net loss                 -          (1,589,681)                  -          (3,109,470)
                                       -----------         -----------         -----------        ------------

Income (loss) before income taxes        7,212,920         (11,243,690)         13,170,033         (14,404,126)
Provision (benefit) for income taxes     2,547,584          (1,843,473)          4,662,359          (2,425,905)
                                       -----------         -----------         -----------        ------------
Net income (loss)                       $4,665,336         $(9,400,217)        $ 8,507,674        $(11,978,221)
                                       -----------         -----------         -----------        ------------
                                       -----------         -----------         -----------        ------------

Net income (loss) per common share,
  basic                                $      0.35         $     (0.70)        $      0.63        $      (0.90)
                                       -----------         -----------         -----------        ------------
                                       -----------         -----------         -----------        ------------
Net income (loss) per common share,
  assuming dilution                    $      0.33         $     (0.70)        $      0.60        $      (0.90)
                                       -----------         -----------         -----------        ------------
                                       -----------         -----------         -----------        ------------

Weighted average common shares, basic   13,508,084          13,381,615          13,494,509          13,367,885
                                       -----------         -----------         -----------        ------------
                                       -----------         -----------         -----------        ------------

Weighted average common shares,
  assuming dilution                     14,265,107          13,381,615          14,149,319          13,367,885
                                       -----------         -----------         -----------        ------------
                                       -----------         -----------         -----------        ------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET


                                                                      March 31         September 30
ASSETS                                                                  1998                1997
                                                                  --------------     ---------------
                                                                   (unaudited)
Current assets:
    Cash and cash equivalents                                     $   43,111,877     $    31,329,666
    Accounts receivable, net                                          26,502,752          25,658,522
    Inventories, net                                                  19,609,395          23,683,312
    Other                                                              4,102,343           4,147,942
                                                                  --------------     ---------------
          Total current assets                                        93,326,367          84,819,442

Property, equipment and improvements, net                             23,123,070          23,617,696
Intangible assets, net                                                 7,424,999           6,876,597
Other                                                                  2,679,592           2,997,601
                                                                  --------------     ---------------
          Total assets                                            $  126,554,028     $   118,311,336
                                                                  --------------     ---------------
                                                                  --------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $    7,424,803     $    10,118,921
     Income taxes payable                                              4,780,885           1,771,986
     Accrued expenses:
          Advertising                                                  2,468,653           2,847,672
          Compensation                                                 3,366,626           2,388,468
          Accrued AetherWorks Corporation
             obligations                                               1,350,000           3,350,000
          Other                                                        2,088,810           2,363,258
                                                                  --------------     ---------------
         Total current liabilities                                    21,479,777          22,840,305

Commitments and contingency

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none outstanding
     Common stock, $.01 par value; 60,000,000 shares
      authorized; 14,755,796 and 14,727,256 shares issued                147,558             147,273
     Additional paid-in capital                                       44,375,563          44,403,102
     Retained earnings                                                83,621,576          75,113,902
                                                                  --------------     ---------------
                                                                     128,144,697         119,664,277
     Unearned stock compensation                                      (1,081,740)         (1,787,658)
     Treasury stock, at cost, 1,245,965 and 1,338,894
       common shares                                                 (21,988,706)        (22,405,588)
                                                                  --------------     ---------------
          Total stockholders' equity                                 105,074,251          95,471,031
                                                                  --------------     ---------------
          Total liabilities and stockholders' equity              $  126,554,028     $   118,311,336
                                                                  --------------     ---------------
                                                                  --------------     ---------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                                      1998                  1997
                                                                 ---------------     ----------------

 Operating activities:
     Net income (loss)                                           $     8,507,674         (11,978,221)
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Restructuring                                            $             -          10,270,361
        Depreciation and amortization                                  3,380,308           3,770,910
        AetherWorks Corporation net loss                                       -           3,109,470
        Provision for losses on accounts receivable                      707,992             522,236
        Provision for inventory obsolescence                           3,084,569           1,481,285
        Loss on sale of fixed assets                                     135,134              67,033
        Stock compensation                                               531,827              50,225
        Changes in operating assets and liabilities                      340,760            (438,769)
                                                                 ---------------     ----------------
         Total adjustments                                             8,180,590          18,832,751
                                                                 ---------------     ----------------

          Net cash provided by operating activities                   16,688,264           6,854,530
                                                                 ---------------     ----------------
 Investing activities:
      Purchase of property, equipment and
        improvements, and intangibles                                 (3,469,771)         (3,010,780)
      Investment in AetherWorks Corporation                           (2,000,000)         (3,500,000)
                                                                 ---------------     ----------------

          Net cash used in investing activities                       (5,469,771)         (6,510,780)
                                                                 ---------------     ----------------

 Financing activities:
      Stock benefit plan transactions, net                               563,718             389,792
                                                                 ---------------     ----------------
          Net cash provided by financing activities                      563,718             389,792
                                                                 ---------------     ----------------
 Net increase in cash and cash equivalents                            11,782,211             733,542

 Cash and cash equivalents, beginning of period                       31,329,666           8,943,390
                                                                 ---------------     ----------------
 Cash and cash equivalents, end of period                        $    43,111,877     $     9,676,932
                                                                 ---------------     ----------------
                                                                 ---------------     ----------------


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

The condensed consolidated financial statements presented herein as of March 31, 1998 and for the three month and six month periods ended March 31, 1998 and 1997, reflect, in the opinion of management, all adjustments (which, other than the restructuring charge recorded in the three and six month periods ended March 31, 1997, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVESTMENT IN AETHERWORKS CORPORATION

Through March 31, 1998, under a financing arrangement, the Company purchased $13,796,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology. The Company has no obligation to purchase additional notes. The convertible notes held by the Company at March 31, 1998 are convertible into 62.7% of AetherWorks' common stock, based on AetherWorks' present capitalization. In connection with the financing arrangement, the Company has also guaranteed $3,060,000 of lease obligations of AetherWorks. In addition, in the fourth quarter of fiscal 1997, the Company leased to AetherWorks $1,325,000 of computer equipment under a three-year direct financing lease.

As of September 30, 1997, because of significant uncertainty as to the future of AetherWorks Corporation, the Company wrote off its remaining investment in AetherWorks and accrued and expensed its then remaining future obligation to purchase additional convertible notes. In addition, the Company has also accrued $1,350,000 for its estimated probable obligation resulting from its guarantees of certain AetherWorks lease obligations.

For the three month and six month periods ended March 31, 1997, the Company reported its investment in AetherWorks on the equity method and reported net losses of $1,589,681 and $3,109,470, respectively. Such losses represented 100% of AetherWorks net losses for the periods. The percentage of AetherWorks' net losses included in the Company's financial statements was based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during the periods. No such losses were recorded in the three month or six month periods ended March 31, 1998, due to the aforementioned write off of the Company's AetherWorks investment and the accrual of its remaining funding obligations to AetherWorks in the fourth quarter of fiscal 1997.

3.  INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 1998 and September 30, 1997 consisted of the following:


                          March 31, 1998       September 30, 1997
                         ---------------       ------------------
     Raw materials            $6,966,551               $7,967,598
     Work in process           6,910,102                8,704,357
     Finished goods            5,732,742                7,011,357

4.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share for all periods presented has been calculated pursuant to the provisions of Statement of Financial Accounting Standards No. 128, which the Company adopted in the first quarter of fiscal 1998. Basic net income (loss) per share is calculated based on only the weighted average of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. The Company's only common stock equivalents are those that result from dilutive common stock options. Such common stock equivalents were excluded in determining the weighted average common and common stock equivalents outstanding for the three month and six month periods ended March 31, 1997, because their effect was antidilutive.

5.  RECLASSIFICATION OF CERTAIN EXPENSES

Certain costs relating to systems support and communication costs, which previously were included in general and administrative expenses, have been reclassified into sales and marketing and research and development expenses for the three month and six month periods ended March 31, 1998 and 1997. Such amounts were $853,158 and $1,706,316 for the three month and six month periods ended March 31, 1998 and $649,981 and $1,316,622 for the three month and six month periods ended March 31, 1997, respectively. These reclassifications had no impact on previously reported operating income (loss) or net income (loss).

6.  LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these consolidated condensed financial statements and accompanying notes. The ultimate outcomes of the lawsuits cannot be determined at this time, and no potential assessment of the probable or possible effects of such litigation, if any, on the Company's financial position, liquidity or future operations can be made.

                      REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations for the three month and six month periods ended March 31, 1998 and 1997, and cash flows for the six month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
April 23, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statement of operations expressed as percentages of sales:


                                        Three months           %             Six Months           %
                                             ended         Increase             ended         Increase
                                           March 31       (decrease)           March 31      (Increase)
                                     -------------------------------       ----------------------------
                                      1998         1997                     1998      1997
                                      ----         ----                     ----      ----
Net sales                            100.0%      100.0%     11.6%         100.0%    100.0%      6.1%
Cost of sales                         48.8        52.2       4.2           49.3      52.9      (1.1)
                                      ----        ----       ---           ----      ----       ---
Gross margin                          51.2        47.8      19.5           50.7      47.1      14.1
                                      ----        ----      ----           ----      ----      ----
Operating expenses:
  Sales and marketing                 20.0        22.7      (1.9)          19.7      24.4     (14.5)
  Research and development             8.8        11.7     (16.4)           8.9      12.5     (25.0)
  General and administrative           7.6        11.6     (26.6)           8.1      11.4     (25.3)
  Restructuring                        0.0        25.9    (100.0)           0.0      12.7     100.0
                                       ---        ----     -----            ---      ----     -----
Total operating expenses              36.4        72.0     (43.6)          36.6      61.1     (36.4)
                                      ----        ----      ----           ----      ----      ----
Operating income (loss)               14.8       (24.2)    168.1           14.1     (13.9)    207.2
Other income, net                      1.2         0.3     331.2            0.9       0.3     261.3
AetherWorks Corporation net loss       0.0        (3.9)    100.0            0.0      (3.8)    100.0
                                       ---         ---     -----            ---       ---     -----
Income (loss) before income taxes     16.0       (27.8)    164.2           15.0     (17.4)    191.4
Provision (benefit) for income taxes   5.7        (4.6)    238.2            5.3      (2.9)    292.2
                                       ---         ---     -----            ---       ---     -----
Net income (loss)                     10.4%      (23.3%)   149.6%           9.7%    (14.5%)   171.0
                                      ----        ----     -----            ---      ----     -----
                                      ----        ----     -----            ---      ----     -----



NET SALES

Net sales for the three month and six month periods ended March 31,1998 were higher than net sales for the corresponding periods ended March 31, 1997 by approximately $4.7 million and $5.0 million or 11.6% and 6.1% respectively. The majority of the increase was due to the Company completing its effort to reduce inventory levels in the distribution channel through the first fiscal quarter of 1998, resulting in a net increase in sales into the distribution channel during the second quarter of fiscal 1998.

Net sales to the distribution markets, as a percentage of total net sales, increased to 72.4% and 68.0% for the three month and six month periods ended March 31, 1998, as compared to 60.5% and 64.8% for the comparable periods of 1997. Sequentially, net sales to the distribution markets for the three month period ended March 31, 1998 increased 20.8%, as compared to the three month period ended December 31, 1997. The increase was directly related to the Company completing its program of reducing inventory levels, as previously discussed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

Net sales to original equipment manufacturers (OEM's), as a percentage of total net sales, were 19.8% and 23.5% for the respective three and six month periods ended March 31, 1998, as compared to 25.0% and 22.4% for the comparable periods in 1997.

The decline in the second quarter of fiscal 1998 was due to a decline in demand in print servers and a shift by certain OEM customers to a just in time shipment method, thereby reducing the amount of orders for the quarter. Sequentially, net sales to OEM's for the three month period ended March 31, 1998 declined 23.8% compared to the three month period ended December 31, 1997. The Company expects the OEM portion of the Company's business in the third quarter of fiscal 1998 to approximate the overall six month 1998 percentage of total net sales.

GROSS MARGIN

Gross margin for the three and six month periods ended March 31, 1998 was 51.2% and 50.7%, respectively, as compared to 47.8% and 47.1% for the comparable periods in 1997. Such increases versus 1997 were due primarily to a decrease of historically lower margin OEM and physical layer product net sales as a percentage of total net sales for the three months ended March 31, 1998 and to a $1 million reduction in rebates during the first fiscal quarter of 1998.

OPERATING EXPENSES

Operating expenses for the three month period ended March 31, 1998 decreased 11.8% versus operating expenses (excluding $10.5 million of restructuring charges) for the corresponding period ended March 31, 1997 and decreased as a percentage of net sales to 36.4% for the three month period ended March 31, 1998 from 46.1% (excluding restructuring charges) for the three month period ended March 31, 1997. Operating expenses for the six month period ended March 31, 1998 decreased by 19.8% versus operating expenses (excluding restructuring charges) for the six month period ended March 31, 1997. As a percentage of net sales, operating expenses declined to 36.6% for the six month period ended March 31, 1998, from 48.4% (excluding restructuring charges) for the corresponding period in 1997.

Such declines were due to reductions in the workforce, decreased marketing costs and cost savings achieved through consolidation of research and development functions.

The Company expects that operating expenses for subsequent quarters of fiscal 1998 will be similar to or slightly higher than the $16.4 million incurred in the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME

The increase in other income for the three month and six month periods ended March 31, 1998 was a result of additional interest income earned on increased cash and cash equivalent balances.

AETHERWORKS CORPORATION NET LOSS

In connection with the Company's purchase of $13.8 million of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, the Company's ownership interest upon conversion would be a majority of AetherWorks' common stock. In fiscal 1997, the Company reported its investment in AetherWorks on the equity method and recorded net losses of $1,589,681 and $3,109,470 for the three and six month periods ended March 31, 1997, respectively. These net losses represent 100% of AetherWorks' net losses for such periods. The percentage of AetherWorks' net losses included in the Company's financial statements was based upon the percentage of financial support provided by the Company (versus other investors) during such periods. The Company wrote off its investment in Aetherworks and accrued its then remaining obligations to purchase additional convertible notes and also accrued an additional $1.4 million for its estimated probable obligation resulting from its guarantees of certain Aetherworks lease obligations as of September 30, 1997. As such, no losses were recorded in the three month or six month periods ended March 31, 1998. The Company completed its remaining obligations to purchase additional convertible notes during the second fiscal quarter of 1998.

INCOME TAXES

Income taxes have been accrued at an overall effective rate of 35.3% and 35.4% for the respective three and six month periods ended March 31, 1998. Due to the net losses incurred in both the three and six month periods ended March 31, 1997, the Company had recorded an income tax benefit of $1,843,473 and $2,425,905, respectively. Such benefits were lower than those which would have been determined using the overall statutory income tax rate due to the non-deductibility of certain intangible assets written off as part of the restructuring charge and the AetherWorks net losses.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. Investing activities for the three month and six month periods ended March 31, 1998 consisted of purchases of equipment and capital improvements, including a new enterprise wide computer system and intangibles and the final purchases of AetherWorks Corporation convertible notes. Equipment, system and other purchases totaled $3,469,771 during the six month period ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

March 31, 1998. The final convertible note purchases from AetherWorks amounted to $2 million for the six month period ended March 31, 1998. The Company has no further financial obligations under its agreements with AetherWorks Corporation other than approximately $1.4 million for its estimated probable obligation resulting from its guarantees of certain AetherWorks lease obligations.

At March 31, 1998, the Company had working capital of approximately $72 million and no debt. The Company has negotiated a $5 million unsecured line of credit with its bank, but has not utilized such line. The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars.

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial position.

NEW ACCOUNTING STANDARDS

As described in Note 4 to the Condensed Consolidated Financial Statements, the Company, in the first fiscal quarter of 1998, adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

In addition, during the first fiscal quarter of 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" (EITF 97-13). The Task Force reached a consensus that the cost of business process reengineering activities, whether done internally or by third parties, is to be expensed as incurred. This consensus did not have a significant impact on the Company in its fiscal first and second quarters of 1998. The Company, however, will incur future costs in connection with the completion of its enterprise-wide information systems implementation project that will be required to be expensed pursuant to EITF 97-13. Such amounts are not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified as follows:

THE EXPECTATION THAT THE ORIGINAL EQUIPMENT MANUFACTURER (OEM) PORTION OF THE COMPANY'S BUSINESS WILL RETURN TO THE OVERALL SIX MONTH PERCENTAGE OF TOTAL NET SALES OF MARCH 31, 1998 IN THE THIRD FISCAL QUARTER - This expectation may be impacted by unanticipated revenue opportunities or changes in ordering levels that may reduce expected levels of net sales to OEMs.

THE EXPECTATION THAT OPERATING EXPENSES IN THE REMAINING QUARTERS OF FISCAL 1998 WILL BE AT LEVELS SIMILAR TO OR SLIGHTLY HIGHER THAN THOSE INCURRED IN THE SECOND FISCAL QUARTER OF 1998 - This expectation may be impacted by presently unanticipated revenue opportunities or by unanticipated expenses.

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

Not applicable

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on January 28, 1998, the stockholders approved the following:

    (a) Proposal to elect three directors, Richard E. Eichhorn, Mykola Moroz and Jerry A. Dusa for three-year terms. Mr. Eichhorn was elected on a vote of 11,754,699 in favor, with 305,769 shares withholding authority to vote. Mr. Moroz was elected on a vote of 11,831,626 in favor, with 228,842 shares withholding authority to vote. Mr. Dusa was elected on a vote of 11,824,694 in favor, with 235,774 shares withholding authority to vote.

    (b) Proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants for the Company for fiscal 1998. The proposal passed on a vote of 11,862,794 in favor, 171,542 against, 26,132 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.    Description

3(a)           Restated Certificate of Incorporation of the Registrant, As
               Amended*

3(b)           Amended and Restated By-Laws of the Registrant**

15             Letter Re: Unaudited Interim Financial Information

271            Financial Data Schedule

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


                                   DIGI INTERNATIONAL INC.


Date:  April 30, 1998              By:  /s/ Jonathon E. Killmer
                                      --------------------------------
                                        Jonathon E. Killmer
                                        Chief Financial Officer
                                        (duly authorized officer and
                                        Principal Financial Officer)