Form 10-Q
period 1998-06-30
DIGI INTERNATIONAL INC
filed 1998-08-10
CIK 854775

--------------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1998.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to ____.

                      Commission file number: 0-17972

                           DIGI INTERNATIONAL INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                             41-1532464
     -------------------------------      -------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)            Identification Number)

                               11001 Bren Road East
                          Minnetonka, Minnesota  55343
                         -------------------------------
       (Address of principal executive offices) (Zip Code)

                                 (612) 912-3444
                         -------------------------------
              (Registrant's telephone number, including area code)


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

On July 28, 1998, there were 13,934,715 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                                      CONTENTS

                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   Financial Statements

          Condensed Consolidated Statement of Operations
          for the three month and nine month periods ended
          June 30, 1998 and 1997 ....................................   3

          Condensed Consolidated Balance Sheet as of
          June 30, 1998 and September 30, 1997 ......................   4

          Condensed Consolidated Statement of Cash Flows
          for the nine month periods ended June 30, 1998 and 1997 ...   5

          Notes to Condensed Consolidated Financial
          Statements ................................................   6

          Review Report of Independent Accountants ..................   9

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition .............   10

          Forward-looking Statements ................................   14

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk ...............................................   15


PART II.  OTHER INFORMATION
------    -----------------

ITEM 1.   Legal Proceedings .........................................   15

ITEM 2.   Changes in Securities .....................................   16

ITEM 3.   Defaults Upon Senior Securities ...........................   16

ITEM 4.   Submission of Matters to a Vote of Securities Holders .....   16

ITEM 5.   Other Information .........................................   16

ITEM 6.   Exhibits and Reports on Form 8-K ..........................   17

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                     DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                    (UNAUDITED)

                                                 Three months ended June 30           Nine months ended June 30
                                               ------------------------------      --------------------------------
                                                   1998              1997              1998                1997
                                               ------------------------------      --------------------------------
Net sales                                      $46,449,286       $40,843,298       $134,098,319       $123,472,736
Cost of sales                                   21,890,041        20,724,950         65,104,699         64,419,895
                                               -----------       ------------      -------------      -------------

Gross margin                                    24,559,245        20,118,348         68,993,620         59,052,841
                                               -----------       ------------      -------------      -------------

Operating expenses:
  Sales and marketing                            9,036,250         9,112,452         26,303,159         29,310,308
  Research and development                       4,127,946         3,938,589         11,886,956         14,284,202
  General and administrative                     2,969,649         4,523,797         10,025,425         13,964,227
  Restructuring                                         -                  -                  -         10,471,482
                                               -----------       ------------      -------------      -------------
Total operating expenses                        16,133,845        17,574,838         48,215,540         68,030,219
                                               -----------       ------------      -------------      -------------

Operating income (loss)                          8,425,400         2,543,510         20,778,080         (8,977,378)

Other income, net                                  659,916           117,221          1,477,270            343,456
AetherWorks Corporation net gain (loss)          1,350,000        (1,525,006)         1,350,000         (4,634,476)
                                               -----------       ------------      -------------      -------------

Income (loss) before income taxes               10,435,316         1,135,725         23,605,350        (13,268,398)
Provision (benefit) for income taxes             4,024,409         1,068,455          8,686,768         (1,357,450)
                                               -----------       ------------      -------------      -------------
Net income (loss)                              $ 6,410,907       $    67,270       $ 14,918,582       $(11,910,948)
                                               -----------       ------------      -------------      -------------
                                               -----------       ------------      -------------      -------------

Net income (loss) per common share,
  basic                                        $      0.47       $      0.01       $       1.10       $      (0.89)
                                               -----------       ------------      -------------      -------------
                                               -----------       ------------      -------------      -------------
Net income (loss) per common share,
  assuming dilution                            $      0.45       $      0.01       $       1.05       $      (0.89)
                                               -----------       ------------      -------------      -------------
                                               -----------       ------------      -------------      -------------

Weighted average common shares, basic           13,617,518        13,403,895         13,535,512         13,379,899
                                               -----------       ------------      -------------      -------------
                                               -----------       ------------      -------------      -------------
Weighted average common shares,
  assuming dilution                             14,385,012        13,483,826         14,216,915         13,379,899
                                               -----------       ------------      -------------      -------------
                                               -----------       ------------      -------------      -------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                             June 30        September 30
ASSETS                                                         1998             1997
                                                           ------------     ------------
Current assets:                                            (unaudited)
  Cash and cash equivalents                                $ 44,945,413     $ 31,329,666
  Accounts receivable, net                                   34,699,087       25,658,522
  Inventories, net                                           16,403,543       23,683,312
  Other                                                       3,902,622        4,147,942
                                                           ------------     ------------
      Total current assets                                   99,950,665       84,819,442

Property, equipment and improvements, net
                                                             22,571,781       23,617,696
Intangible assets, net                                        7,339,058        6,876,597
Other                                                         8,055,239        2,997,601
                                                           ------------     ------------
      Total assets                                         $137,916,743     $118,311,336
                                                           ------------     ------------
                                                           ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  8,104,944     $ 10,118,921
  Income taxes payable                                        6,873,073        1,771,986
  Accrued expenses:
    Advertising                                               2,694,361        2,847,672
    Compensation                                              3,143,810        2,388,468
    Accrued AetherWorks Corporation obligations                                3,350,000
    Other                                                     2,684,252        2,363,258
                                                           ------------     ------------
      Total current liabilities                              23,500,440       22,840,305

Commitments and contingency

Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none outstanding
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 14,951,203 and 14,727,256 shares issued         149,512          147,273
  Additional paid-in capital                                 47,062,761       44,403,102
  Retained earnings                                          90,032,484       75,113,902
                                                           ------------     ------------
                                                            137,244,757      119,664,277
  Unearned stock compensation                                  (974,911)      (1,787,658)
  Treasury stock, at cost, 1,238,442 and 1,338,894
    common shares                                           (21,853,543)     (22,405,588)
                                                           ------------     ------------
      Total stockholders' equity                            114,416,303       95,471,031
                                                           ------------     ------------
      Total liabilities and stockholders' equity           $137,916,743     $118,311,336
                                                           ------------     ------------
                                                           ------------     ------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

                                                             1998             1997
                                                          -----------     ------------
Operating activities:
  Net income                                              $14,918,582     $(11,910,948)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:

    Restructuring                                         $         -     $  9,601,259
    Depreciation and amortization                           4,877,165        5,256,247
    AetherWorks Corporation net (gain) loss                (1,350,000)       4,634,476
    Provision for losses on accounts receivable               707,992        1,062,936
    Provision for inventory obsolescence                    5,354,569        2,256,514
    Loss on sale of fixed assets                              183,057          172,304
    Stock compensation                                        656,940          105,177
    Changes in operating assets and liabilities            (3,695,117)       3,621,992
                                                          -----------     ------------
      Total adjustments                                     1,734,605       26,710,905
                                                          -----------     ------------

      Net cash provided by operating activities            21,653,187       14,799,957
                                                          -----------     ------------

Investing activities:
  Purchase of property, equipment and  improvements,
    and intangibles                                        (4,407,189)      (4,480,397)
  Investment in AetherWorks Corporation                    (2,000,000)      (5,000,000)
  Advance related to impending acquisition                 (5,000,000)               -
                                                          -----------     ------------
      Net cash used in investing activities               (11,407,189)      (9,480,397)
                                                          -----------     ------------

Financing activities:
  Stock benefit plan transactions, net                      3,369,749          530,069
                                                          -----------     ------------
      Net cash provided by financing activities             3,369,749          530,069
                                                          -----------     ------------
Net increase in cash and cash equivalents                  13,615,747        5,849,629

Cash and cash equivalents, beginning of period             31,329,666        8,943,390
                                                          -----------     ------------
Cash and cash equivalents, end of period                  $44,945,413     $ 14,793,019
                                                          -----------     ------------
                                                          -----------     ------------

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

The condensed consolidated financial statements presented herein as of June 30, 1998 and for the three month and nine month periods ended June 30, 1998 and 1997, reflect, in the opinion of management, all adjustments (which, other than the restructuring charge recorded in the nine month period ended June 30, 1997, and the reversal of certain lease obligation accruals recorded in the three month and nine month periods ended June 30, 1998, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2.  INVESTMENT IN AETHERWORKS CORPORATION

In May 1998, the Company exchanged its previously purchased $13,796,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, for a non-interest bearing $8,000,000 non-convertible note. As a part of the exchange, the Company relinquished its rights to any future technology or claims on any of AetherWorks' intellectual properties. In exchange, the Company has been released from all of its guarantees of certain lease obligations of AetherWorks. As a result, the Company has reversed its $1,350,000 accrual, established in the fourth quarter of 1997, for the estimated probable obligation of such lease obligations and has included such amount in other income for the three month and nine month periods ended June 30, 1998.

Due to the significant uncertainty as to collectibility of the $8,000,000 note, which matures in 2001, the note has been recorded at no value.

The Company continues to lease to AetherWorks $1,325,000 of computer equipment under a three year direct financing lease, expiring in 2000.

For the three month and nine month periods ended June 30, 1997, the Company reported its investment in AetherWorks on the equity method and reported net losses of $1,525,006 and $4,634,476, respectively. Such losses represented 100% of AetherWorks' net losses for the periods. The percentage of AetherWorks' net losses included in the Company's financial statements was based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such periods. No such losses were recorded in the three month or nine month periods ended June 30, 1998, as the Company no longer has any obligation to provide funding for AetherWorks nor any potential equity interest in or management control over AetherWorks.

3.  INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 1998 and September 30, 1997 consisted of the following:

                               June 30, 1998   September 30, 1997
                               -------------   ------------------
          Raw materials           $8,745,221           $7,967,598
          Work in process          2,645,175            8,704,357
          Finished goods           5,013,147            7,011,357

4.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share for all periods presented has been calculated pursuant to the provisions of Statement of Financial Accounting Standards No. 128, which the Company adopted in the first quarter of fiscal 1998. Basic net income (loss) per share is calculated based on only the weighted average of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. The Company's only common stock equivalents are those that result from dilutive common stock options. Such common stock equivalents were excluded in determining the weighted average common and common stock equivalents outstanding for the nine month period ended June 30, 1997, because their effect was antidilutive.

5.  LEGAL PROCEEDINGS

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

6.  SHARE RIGHTS PLAN

The Company has adopted a share rights plan. Under the plan, the Company will distribute as a dividend one right for each share of the Company's common stock outstanding on June 30, 1998. Each right will entitle its holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $115, subject to adjustment. The rights will be exercisable only if certain ownership considerations are met. The Company will be entitled to redeem the rights prior to the rights becoming exercisable.

7.  ACQUISITIONS

On July 1, 1998, the Company announced that it had signed definitive agreements to purchase privately held ITK International, Inc., for $25 million ($12.5 million in cash and $12.5 million of Digi common stock) and privately held Central Data Corporation for $18 million ($13.5 million in cash and $4.5 million of Digi common stock). The Central Data transaction closed on July 8, 1998 and the ITK transaction closed on July 29, 1998. Both transactions will be accounted for under the purchase accounting method whereby the purchase price for each transaction will be allocated to the assets and liabilities of ITK and Central Data, based upon their relative fair values. Management estimates that a majority of the purchase price for the ITK transaction and a substantial portion of the Central Data transaction will be allocated to acquired, in-process research and development. In addition, the Company also expects to record a restructuring charge ranging from $1 million to $2 million in the fourth quarter of 1998, related to the elimination of duplicate facilities created by the ITK combination.

                   REVIEW REPORT OF INDEPENDENT ACCOUNTANTS
                   ----------------------------------------


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of operations for the three month and nine month periods ended June 30, 1998 and 1997, and cash flows for the nine month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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


                                   /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 20, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statement of operations expressed as percentages of sales:


                                                Three months          %                    Nine Months          %
                                                   ended           Increase                   ended          Increase
                                                  June 30         (decrease)                 June 30        (Increase)
                                              ------------------------------            ------------------------------
                                               1998       1997                           1998       1997
                                               ----       ----                           ----       ----
Net sales                                     100.0%     100.0%       14%               100.0%     100.0%        9%
Cost of sales                                  47.1       50.7         6                 48.5       52.2         1
                                              -----      -----       ---                -----      -----       ---
Gross margin                                   59.2       49.3        22                 51.4       47.8        17
                                              -----      -----       ---                -----      -----       ---
Operating expenses:
  Sales and marketing                          19.5       22.3        (1)                19.7       23.7       (10)
  Research and development                      8.9        9.6         5                  8.9       11.6       (17)
  General and administrative                    6.4       11.1       (34)                 7.5       11.3       (28)
  Restructuring                                 0.0        0.0         0                  0.0        8.5      (100)
                                              -----      -----       ---                -----      -----       ---
Total operating expenses                       34.7       43.0        (8)                36.0       55.1       (29)
                                              -----      -----       ---                -----      -----       ---
Operating income (loss)                        18.1        6.2       231                 15.5       (7.3)      331
Other income, net                               1.4        0.3       463                  1.1        0.3       330
AetherWorks Corporation gain (loss)             2.9       (3.7)      100                  1.0       (3.8)      100
                                              -----      -----       ---                -----      -----       ---
Income (loss) before income taxes              22.5        2.8       819                 17.6      (10.7)      278
Provision (benefit) for income taxes            8.7        2.6       277                  6.4       (1.1)      740
                                              -----      -----       ---                -----      -----       ---
Net income (loss)                              13.8%       0.2%        *%                11.1%      (9.6%)     225%
                                              -----      -----       ---                -----      -----       ---
                                              -----      -----       ---                -----      -----       ---

*Not meaningful


NET SALES

Net sales for the three month and nine month periods ended June 30,1998 were higher than net sales for the corresponding periods ended June 30, 1997 by approximately $5.6 million and $10.6 million or 13.7% and 8.6% respectively. The majority of the increase was due to the Company completing its effort to reduce inventory levels in the distribution channel through the first fiscal quarter of 1998, resulting in a net increase in sales into the distribution channel during the second quarter of fiscal 1998. In addition, net sales for the three and nine month periods ended June 30, 1998 contain minor amounts related to royalties and the sale of trademarks.

Net sales to the distribution markets, as a percentage of total net sales, increased to 75.8% and 70.7% for the three month and nine month periods ended June 30, 1998, as compared to 61.5% and 63.7% for the comparable periods of 1997. Sequentially, net sales to the distribution markets for the three month period ended June 30, 1998 increased 3.4%, compared to the three month period ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

Net sales to original equipment manufacturers (OEM's), as a percentage of total net sales, were 18.1% and 21.6% for the respective three and nine month periods ended June 30, 1998, as compared to 26.1% and 23.6% for the comparable periods in 1997, reflecting a continuing reduction of OEM sales. Such reduction was caused, in part, by the inability to ship all orders through June 30, 1998. The company expects the percentage of OEM sales to increase to levels near or at historical levels in terms of percentage of total net sales in the fourth quarter of fiscal 1998.

GROSS MARGIN

Gross margin for the three and nine month periods ended June 30, 1998 was 52.9% and 51.5%, respectively, as compared to 49.3% and 47.8% for the comparable periods in 1997. Such increases versus 1997 were due primarily to a decrease of historically lower margin OEM and certain physical layer product net sales as a percentage of total net sales for the three and nine months ended June 30, 1998. In particular, gross margins for the three month period ended June 30, 1998, were enhanced by a favorable product mix, resulting in higher sales of higher margin products, in spite of increased provisions for inventory obsolescence. The Company expects the gross margin percentage for the fourth quarter of fiscal 1998 to revert to the levels achieved in the second quarter of fiscal 1998.

OPERATING EXPENSES

Operating expenses for the three month period ended June 30, 1998 decreased 8.2% versus operating expenses for the corresponding period ended June 30, 1997 and decreased as a percentage of net sales to 34.7% for the three month period ended June 30, 1998 from 43.0% for the three month period ended June 30, 1997. Operating expenses for the nine month period ended June 30, 1998 decreased by 16.2% versus operating expenses (excluding restructuring charges) for the nine month period ended June 30, 1997. As a percentage of net sales, operating expenses declined to 36.0% for the nine month period ended June 30, 1998, from 46.6% (excluding restructuring charges) for the corresponding period in 1997.

Such declines were due to reductions in the workforce, decreased marketing costs and cost savings achieved through consolidation of research and development functions.

The Company expects that operating expenses for the fourth quarter of fiscal 1998 will be higher than the $16.1 million incurred in the three months ended June 30, 1998, due to costs related to new product roll-out, the previously announced acquisitions of ITK International, Inc. and Central Data Corporation and the increased marketing expenses for products of the acquired companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME

The increase in other income for the three month and nine month periods ended June 30, 1998 was a result of additional interest income earned on increased cash and cash equivalent balances, and the $1,350,000 reversal of the previously accrued probable obligation related to lease guarantees of AetherWorks Corporation, which is no longer required (see Note 2 to the Company's Condensed Consolidated Financial Statements).

AETHERWORKS CORPORATION NET LOSS

In connection with the Company's previously purchased $13.8 million of convertible notes from AetherWorks Corporation, in May 1998, the Company exchanged such notes for a non-interest bearing $8.0 million non-convertible note and was released from all of its guarantees of certain lease obligations of AetherWorks. Due to the significant uncertainty as to collectibility, the $8.0 million note, which matures in 2001, has been recorded at no value (see
Note 2 to the Company's Condensed Consolidated Financial Statements). In fiscal 1997, the Company recorded its investment in AetherWorks on the equity method and recorded net losses of $1,525,006 and $4,634,476 for the three month and nine month periods ended June 30, 1997, respectively. These net losses represent 100% of AetherWorks' net losses for such periods. The percentage of AetherWorks' net losses included in the Company's financial statements was based upon the percentage of financial support provided by the Company (versus other investors) during such periods. The Company wrote off its investment in AetherWorks as of September 30, 1997. As the Company no longer has any funding obligations nor any potential equity interest in or management control over AetherWorks, the Company has not reported any of AetherWorks' net losses in the three month or nine month periods ended
June 30, 1998.

INCOME TAXES

Income taxes have been accrued at an overall effective rate of 38.6% and 36.8% for the respective three and nine month periods ended June 30, 1998. The higher effective rate reflected in the third quarter reflects an increase in the expected tax rate for the nine month period ended June 30, 1998. Due to the net losses incurred in nine month period ended June 30, 1997, the Company had recorded an income tax benefit of $1,357,450. During the three month period ended June 30, 1997, the Company had taxable income and, accordingly, recorded an income tax provision of $1,068,455. The effective rate for the three month period ended June 30, 1997 was higher than normal due to the non-deductibility of the AetherWorks net losses.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. Investing activities for the three month and nine month periods ended June 30, 1998 consisted

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

primarily of purchases of equipment and capital improvements, including a new enterprise wide computer system. The nine month period ended June 30, 1998 also included the final payments for AetherWorks Corporation convertible notes. Equipment, system and other purchases totaled $4,407,189 during the nine month period ended June 30, 1998. The final convertible note payments to AetherWorks amounted to $2 million for the nine month period ended June 30, 1998. The Company has no further financial obligations under its agreements with AetherWorks Corporation.

On July 1, 1998, the Company announced the acquisitions of Central Data Corporation and ITK International, Inc. The purchase price for the acquisitions totaled $43 million, and will include the issuance of $17 million of common stock and cash payments of $26 million (see Note 6 to the Company's Condensed Consolidated Financial Statements). In addition, approximately $5 million to $7 million of operating cash may be required to provide working capital to the acquired companies.

As a result of the acquisitions, the Company will record approximately $10 million in debt in the fourth quarter of 1998, as a result of outstanding debt of Central Data and ITK.

At June 30, 1998, the Company had working capital of approximately $76.4 million and no debt. The Company has negotiated a $10 million unsecured line of credit with its bank, but has not utilized such line. The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. In future periods, sales made through the Company's newly acquired subsidiary, ITK, will be substantially all in deutsche marks.

Effective January 1, 1999, eleven states of the European Union will convert to a common currency, the "euro." This action will most likely cause the majority of the Company's European transactions to be negotiated, invoiced and paid in "euros." The conversion will most likely add currency exchange costs and risks, although such costs and risks are not quantifiable at this time.

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

In addition, during the first fiscal quarter of 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board released Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation" (EITF 97-13). The Task Force reached a consensus that the cost of business process reengineering activities, whether done internally or by third parties, is to be expenses as incurred. This consensus did not have a significant impact on the Company's quarterly results through June 30, 1998. The Company, however, incurred costs in connection with the completion of its enterprise-wide information systems implementation project that were required to be expensed pursuant to EITF 97-13. Such amounts were approximately $600,000.

FORWARD LOOKING STATEMENTS

Certain statements made above, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include those identified as follows:

THE EXPECTATION THAT THE COMPANY ESTIMATES THAT A MAJORITY OF THE PURCHASE PRICE FOR THE ITK TRANSACTION AND A SUBSTANTIAL PORTION OF THE CENTRAL DATA TRANSACTION WILL BE ALLOCATED TO ACQUIRED, IN-PROCESS RESEARCH AND DEVELOPMENT - This expectation may be impacted by the final report of the third-party appraiser engaged to appraise the fair value of the assets and liabilities acquired.

THE EXPECTATION THAT THE COMPANY WILL RECORD RESTRUCTURING CHARGES RANGING FROM $1 MILLION TO $2 MILLION IN THE FOURTH QUARTER OF 1998 - This expectation could be impacted by the Company's ultimate integration and operating plans for ITK.

THE EXPECTATION THAT THE ORIGINAL EQUIPMENT MANUFACTURER (OEM) PORTION OF THE COMPANY'S BUSINESS WILL RETURN TO LEVELS NEAR OR AT HISTORICAL LEVELS IN TERMS OF PERCENTAGE OF TOTAL NET SALES IN THE FOURTH FISCAL QUARTER - This expectation may be impacted by unanticipated revenue opportunities or changes in ordering levels that may reduce expected levels of net sales to OEMs.

THE EXPECTATION THAT GROSS MARGIN PERCENTAGES FOR THE FOURTH QUARTER OF FISCAL 1998 WILL BE LOWER THAN THOSE ACHIEVED IN THE THIRD QUARTER OF FISCAL 1998 - This expectation may be impacted by presently unanticipated favorable product sales mix compared to normal selling patterns or may be unfavorably impacted by unanticipated costs due to unforeseen price increases or shortages of components.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FORWARD LOOKING STATEMENTS (CONTINUED)

THE EXPECTATION THAT OPERATING EXPENSES IN THE FOURTH QUARTER OF FISCAL 1998 WILL BE HIGHER THAN THOSE INCURRED IN THE THIRD FISCAL QUARTER OF 1998 - This expectation may be impacted by presently unanticipated revenue opportunities or by unanticipated expenses or presently unforeseen cost savings.

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

In a decision issued on May 22, 1998, the District Court granted in part and denied in part the motions of the Company and its three former officers to dismiss the Consolidated Amended Complaint and the Louisiana Amended Complaint. The Court dismissed without leave to replead all claims asserted in both cases, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. These claims remain pending against the Company and its former officers Ervin F. Kamm, Jr. and Gerald A. Wall. Discovery in the actions has recently commenced.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.    Description
-----------    -----------
3(a)           Restated Certificate of Incorporation of the Registrant,
               As Amended*

3(b)           Amended and Restated By-Laws of the Registrant**

15             Letter Re: Unaudited Interim Financial Information

27             Financial Data Schedule


(b)  Reports on Form 8-K:

Current Report on Form 8-K dated June 24, 1998 reporting the adoption of a Share Rights Plan.

-------------------------

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

                                     DIGI INTERNATIONAL INC.


Date:  August 10, 1998                      By:   /s/ Jonathon E. Killmer
                                               --------------------------------
                                            Jonathon E. Killmer
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            Principal Financial Officer)