Form 10-K405
period 1998-09-30
DIGI INTERNATIONAL INC
filed 1998-12-29
CIK 854775

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

     For the fiscal year ended: September 30, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____ to ____.

                          Commission file number: 0-17972

                              DIGI INTERNATIONAL INC.
              --------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Delaware                           41-1532464
     -------------------------------         -------------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification Number)

                                11001 Bren Road East
                             Minnetonka, Minnesota 55343
                   ---------------------------------------------
              (Address of principal executive offices)     (Zip Code)

                                   (612) 912-3444
                                   --------------
                (Registrant's telephone number, including area code)

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
                                Yes    X     No
                                    -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on a closing price of $10.188 per share as reported on the National Association of Securities Dealers Automated Quotation System-National Market System on December 11, 1998 was $133,119,994.

Shares of common stock outstanding as of December 11, 1998: 14,588,995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant's Annual Report to Stockholders for the year ended September 30, 1998 and Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled for January 27, 1998, a definitive copy of which will be filed on or about January 11, 1999. All such information set forth below under the heading "Reference" is incorporated herein by reference, or included in this Form 10-K on the pages indicated.


PART I    ITEM IN FORM 10-K                  REFERENCE
------    -----------------                  ---------
Item 1.   Business                           Business, pages 4 through 7, this
                                             document; Note 1, Notes to
                                             Consolidated Financial Statements
                                             Annual Report to Stockholders

Item 2.   Properties                         Properties, pages 7 and 8, this
                                             document

Item 3.   Legal Proceedings                  Legal Proceedings, pages 8 and 9,
                                             this document

Item 4.   Submission of Matters to a         Submission of Matters to a Vote of
          Vote of Security Holders           Security Holders, page 9, this
                                             document

PART II
-------

Item 5.   Market for Registrant's Common     Stock Listing; Dividend Policy,
          Equity and Related Stockholder     page 40, Annual Report to
          Matters                            Stockholders

Item 6.   Selected Financial Data            Financial Highlights, page 2,
                                             Annual Report to Stockholders;
                                             Selected Financial Information,
                                             page 17, Annual Report to
                                             Stockholders

Item 7.   Management's Discussion and        Management's Discussion and
          Analysis of Financial Condition    Analysis of Financial Condition and
          and Results of Operations          Results of Operations, pages 17
                                             through 24, Annual Report to
                                             Stockholders

Item 7A.  Quantitative and Qualitative       Quantitative and Qualitative
          Disclosures About Market Risk      Disclosures About Market Risk,
                                             page 9, this document



Item 8.   Financial Statements and           Annual Report to Stockholders,
          Supplementary Data                 pages 25 through 39

Item 9.   Changes in and Disagreements       Changes and Disagreements with
          with Accountants on Accounting     Accountants on Accounting and
          and Financial Disclosure           Financial Disclosure, page 9, this
                                             document

PART III  ITEM IN FORM 10-K                  REFERENCE
--------  -----------------                  ---------

Item 10.  Directors of the Registrant        Election of Directors, Proxy
                                             Statement

          Executive Officers of the          Executive Officers of the
          Registrant                         Registrant, pages 9 and 10, this
                                             document

          Compliance with Section 16(a)      Section 16(a) Beneficial Ownership
          of the Exchange Act                Reporting Compliance, Proxy
                                             Statement

Item 11.  Executive Compensation             Executive Compensation; Election of
                                             Directors; Summary Compensation
                                             Table; Option Grants in Last Fiscal
                                             Year; Aggregated Option Exercises
                                             in the Last Fiscal Year and Fiscal
                                             Year-end Option Values; Employment
                                             Contracts; Severance, Termination
                                             of Employment and Change-in-Control
                                             Arrangements; Performance
                                             Evaluation, Proxy Statement

Item 12.  Security Ownership of Certain      Security Ownership of Principal
          Beneficial Owners and Management   Stockholders and Management, Proxy
                                             Statement

Item 13.  Certain Relationships and          Not applicable
          Related Transactions

PART IV
-------

Item 14.  Exhibits, Financial Statement      Exhibits, Financial Statement
          Schedules and Reports on           Schedules and Reports on Form 8-K,
          Form 8-K                           pages 10 through 13, this document


PART I

ITEM 1.   BUSINESS
          Digi International Inc. ("Digi" or the "Company") was formed in l985 as a Minnesota corporation and reorganized as a Delaware corporation in l989. The Company is a worldwide provider of data communications products for open systems, server-based remote access, and local area network ("LAN") applications. Digi's communications products, which support a broad range of server platforms and network operating systems in the industry, enable people to have access to information, no matter when they need it, or what type of computer they are using.

          Digi's products enhance the development of open systems, server-based communication by being compatible with all PC platforms - Compaq, IBM, Hewlett-Packard, and Sun Microsystems - and popular operating systems, including Microsoft Windows NT and Novell NetWare. Digi's solutions give customers the flexibility to scale up easily as needs change and to choose from a variety of industry-standard, cost effective alternatives. Digi's products also support remote access connectivity through intranets and the Internet.

          The Company's server-based communications serial port boards provide asynchronous (transmitting single characters at a time) and synchronous (transmitting characters in a group) data transmissions for analog modems, ISDN (Integrated Services Digital Network), X.25, Frame Relay or T1/E1 connections.

          The Company's serial port communications products constituted approximately 80%, 76% and 80% of net sales in fiscal 1998, 1997 and 1996, respectively. These products provide connections for two primary markets:

          1. The core serial port products provide PC-host-to-terminal serial I/O (input/output) connections. These products facilitate data transmission for point-of-sale ("POS") applications, on-line transaction processing, factory automation, inventory control and office automation, among others. The onboard firmware allows the products to quickly, accurately and reliably transmit data, thereby eliminating the information bottlenecks that can result when multiple users or devices share one processing unit. These solutions primarily use multiuser, multitasking operating systems such as UNIX (and its variations), along with standard PC servers and communications cards.

          2. Open systems, server-based remote access products are data communications boards that support remote access applications such as Internet access, connectivity to corporate intranets and branch office networks, and telecommuting.

          The Company entered the LAN market with its acquisition of MiLAN Technology Corporation in November 1993. The Company's LAN business, formerly the MiLAN Technology Division, provides cost-effective and power-efficient Ethernet, Fast Ethernet and Token Ring networking connectivity products that are installed on a LAN to increase its productivity.

          The Company's LAN connectivity products include these two groups:

          1. The physical layer products allow users to easily build and expand networks using a variety of technologies including Ethernet, Fast Ethernet, Gigabit Ethernet and ATM. These products include single and multiport transceivers, converters, microhubs and modular repeaters.

          2. The print server products, based on the FastPort line, make print sharing convenient and affordable. The FastPort line includes the industry's first multiprotocol network print server providing access to any printer on an Ethernet or Token Ring network without the inconvenience and expense of spooling through a workstation or server.

          The Company entered the Internet telephony market with the acquisition of ITK International, Inc. ("ITK International") in July of 1998 and its Voice over Internet Protocol ("VoIP") technology. ITK International provides the new VoIP technology with the NetBlazer 8500 gateway, a "proof of concept" product that converts voice signals to TCP/IP packets and routes them over IP networks such as the Internet and company intranets. This capability combines voice and data onto one cost-effective network and is changing the whole concept of traditional voice communication. Although the VoIP technology acquired from ITK International is still under development, the Company believes that this technology will be successful once a functioning, finished product is complete. Digi acquired ITK International for approximately $27.7 million in cash, stock, replacement stock options and the assumption of $39.8 million of liabilities and restructuring/integration costs.

          The Company expanded its product lines with its acquisition of Central Data Corporation ("Central Data") in July 1998. The Company also acquired in-process research and development from Central Data related to Universal Serial Bus (USB) technology. This in-process technology will give customers the ability to maintain existing non-USB peripheral equipment and connect with new PCs which contain advanced USB interfaces. The Company expects to introduce USB products in fiscal 1999. Digi acquired Central Data for approximately $19.2 million in cash, stock, replacement stock options and the assumption of $4.4 million of liabilities and restructuring/integration costs.

          The Company works closely with customers, PC and server vendors, operating system companies and other marketing partners to continuously optimize Digi's wide area network ("WAN") and LAN products to interoperate in open systems, industry-standard environments. This assures customers the ability to choose the most flexible, cost-effective solution to meet their individual needs.

          The Company markets its products to a broad range of customers, including major domestic and international distributors, end users, system integrators, VARs and OEMs. This network includes more than 185 distributors in the United States, Canada and 65 countries worldwide, as well as OEM customers.

          In July 1991, the Company opened a sales support office in Germany to increase sales support to the European distribution network. The Company expanded its presence in the

          German market in July 1998 with the acquisition of ITK International, which maintains a sales and manufacturing office in Dortmund, Germany. In October 1993, the Company opened a sales support office in Singapore to increase sales support for its products to the Pacific Rim distribution network. In 1996, the Company opened similar offices in Hong Kong, Sydney and Tokyo and in 1997, the Company opened sales offices in Paris and London to better serve its non-U.S. markets.

          To serve its worldwide markets, the Company (i) offers products that, in the opinion of management, provide superior performance relative to current standards and application requirements, (ii) provides products that are compatible with a broad array of open systems operating systems and industry-standard PC, server and workstation architectures, and (iii) provides, in the opinion of management, superior technical support, including frequent and timely product updates and ready access to the Company's support staff.

          The computer industry is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company believes that it is the market leader in serial port boards for server-based communications in the computer industry. With respect to the LAN business, the Company believes it commands less than a 5% market share. The Company is currently establishing its position in the remote access market for the Company's RAS product lines. The Company will enter the Internet telephony market upon full development of its VoIP technology.

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

          The Company's products are manufactured to its designs with standard and semi-custom components. Most of these components are available from multiple vendors. The Company does have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to the Company. If these suppliers are unable to provide timely and reliable supply of components, the Company could experience manufacturing delays adversely affecting its results of operations.

          During fiscal years 1996, 1997 and 1998, the Company's research and development expenditures were $21.3, $18.0, and $17.0 million, respectively.

          Due to rapidly changing technology in the computer industry, the Company believes that its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. Although the Company may seek patents where appropriate and has certain patent applications pending for proprietary technology, the Company's proprietary technology or products are generally not patented. The Company relies primarily on the copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company has established common law and registered trademark rights on a family of marks for a number of its products.

          In May 1998, the Company exchanged its previously purchased $13,796,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, for a non-interest bearing $8,000,000 non-convertible note. As a part of the exchange, the Company relinquished its rights to any future technology or claims on any of AetherWorks' intellectual properties. In exchange, the Company has been released from all of its guarantees of certain lease obligations of AetherWorks. As a result, the Company has reversed its $1,350,000 accruals established in the fourth quarter of 1997, for the estimated probable cost related to its guarantee of such lease obligations and has included such amount as AetherWorks Corporation gain for the year ended September 30, 1998.

          Due to the significant uncertainty as to collectibility of the $8,000,000 note, which matures in 2001, the note has been recorded with no carrying value as of September 30, 1998. The Company continues to lease to AetherWorks $1,325,000 of computer equipment under a three-year direct financing lease, expiring in 2000.

          During the year ended September 30, 1998, two customers comprised more than 10% of net sales each: Ingram Micro at 15.5% and Tech Data at 13.7% . During the year ended September 30, 1997, two customers comprised more than 10% of net sales each: Ingram Micro at 15.1%, and Tech Data at 10.5%. During the year ended September 30, 1996, two customers accounted for more than 10% of net sales each: Tech Data at 13.9% and Ingram Micro at 13.4%.

          As of September 30, 1998, the Company had backlog orders which management believed to be firm in the amount of $2.9 million. All of these orders are expected to be filled in the current fiscal year. Backlog as of September 30, 1997 was $14.7 million.

          Total employees at September 30, 1998 were 703.

ITEM 2.   PROPERTIES

          The Company's headquarters and research facilities are located in a 130,000 square foot office building in Minnetonka, Minnesota which the Company acquired in August 1995 and has occupied since March 1996.
          The Company's primary manufacturing facility is currently located in a 58,000 square foot building in Eden Prairie, Minnesota, which the Company purchased in May 1993 and has occupied since August 1993. Additional office and research facilities include a 46,170 square foot facility in Sunnyvale, California, the lease for which expires in April 2002. The headquarters and research facilities owned by ITK International are located in a 63,000 square foot facility in Dortmund, Germany. The headquarters and research facility owned by Central Data are located in a 20,000 square foot facility located in Champaign, Illinois.

          The Company's sales support office in Asia is located in a 1,560 square foot office in Singapore, the lease for which expires in May 2000. The Company's sales support office in Australia is located in a 886 square foot office in Sydney, the lease for which expires in February 2001. The Company's sales support office in Hong Kong is located in a 2,643 square foot office in Causeway Bay, the lease for which expires in 2001. The Company's sales support office in London is located in a 2,000 square foot office, the lease for which expires in June 2002. The Company's sales support office in Paris is located in a 625 square foot office, the lease for which expires with a 30 day notice. Management believes that the Company's facilities are suitable and adequate for current office, research and warehouse requirements, and that its manufacturing facilities provide sufficient production capacity to meet the Company's currently anticipated needs.

ITEM 3.   LEGAL PROCEEDINGS

          Between January 3, 1997 and March 7, 1997, the Company and certain of its previous officers were named as defendants in five putative securities class action lawsuits filed in the United States District Court for the District of Minnesota on behalf of an alleged class of purchasers for its common stock during the period January 25, 1996, through December 23, 1996. The five putative class actions were thereafter consolidated, and on May 12, 1997, a consolidated amended class action complaint (the "Consolidated Amended Complaint") was filed in the actions, which are captioned IN RE DIGI INTERNATIONAL INC. SECURITIES LITIGATION (Master File No. 97-5 DWF/RLE). The Consolidated Amended Complaint alleges that the Company and its previous officers Ervin F. Kamm, Jr., Gerald A. Wall and Gary L. Deaner violated the federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results. The Consolidated Amended Complaint seeks compensatory damages in an unspecified amount plus interest against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs.

          On February 25, 1997, the Company and certain of its previous officers also were named as defendants in a securities lawsuit filed in the United States District Court for the District of Minnesota by the Louisiana State Employees Retirement System, which is captioned LOUISIANA STATE EMPLOYEES RETIREMENT SYSTEM V. DIGI INTERNATIONAL INC., GARY L. DEANER, ERVIN F. KAMM, JR., GERALD A. WALL AND "JOHN DOE" AND "RICHARD ROE", DEFENDANTS (Civil File No. 97-440, Master File No. 97-5 DWF/RLE). On June 3, 1997, the Louisiana State Employees Retirement System filed an Amended Complaint (the "Louisiana Amended Complaint"). The Louisiana Amended Complaint alleges that the Company and its previous officers Ervin F. Kamm, Jr., Gerald A. Wall and Gary
          L. Deaner violated federal securities laws and state common law by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results. The Louisiana Amended Complaint seeks compensatory damages in the amount of $718,404.70 plus interest against all defendants, jointly and severally, and an award of attorneys' fees, disbursements and costs.

          In a decision issued on May 22, 1998, the United States District Court for the District of Minnesota granted in part and denied in part defendants' motions to dismiss the Consolidated Amended Complaint and the Louisiana Amended Complaint. The Court dismissed without leave to replead all claims asserted in both cases, except for certain federal securities law claims based upon alleged misrepresentation and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. The Court also limited the claims asserted in the Louisiana Amended Complaint to the

          11,000 shares of the Company's stock held subsequent to November 14, 1996, for which the Louisiana Amended Complaint claims damages of $184,276.40. The claims in the two actions remain pending against the Company and its former officers Ervin F. Kamm, Jr. and Gerald A. Wall. Discovery in the actions is proceeding.

          Because the lawsuits are in preliminary stages, the ultimate outcomes cannot be determined at this time, and no potential assessment of their effect, if any, on the Company's financial position, liquidity or future operations can be made.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.

PART II

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

          As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

          NAME                AGE       POSITION
          ----                ---       --------
          Jerry A. Dusa       51        Director, President and
                                        Chief Executive Officer

          Douglas J. Glader   55        Senior Vice President,
                                        Manufacturing Operations

          Dino G. Kasdagly    44        Senior Vice President,
                                        Development

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

          Mr. Glader was named Vice President of Operations in February 1995 and Senior Vice President, Manufacturing Operations, on April 23, 1997. Before that, he was Director of Manufacturing and Operations for MiLAN Technology Corporation, which the Company acquired in November 1993. He began his career with Memorex Corporation and also worked for Measurex Corporation, Altus Corporation and Direct Incorporated. He founded and was vice president of operations for Greyhawk Systems, Inc., a manufacturer of electronic imaging hardware and software.

          Mr. Kasdagly joined the Company in October 1997 as Senior Vice President, Development. Prior to joining the Company, Mr. Kasdagly had been an executive with IBM Corporation since November 1980, most recently as Director, Division Quality and Business Reengineering for IBM's AS/400 Division.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Consolidated Financial Statements and Schedules of the Company and Report of Independent Auditors for AetherWorks Corporation

               1. Incorporated by reference to pages 25 through 38 of the Company's 1998 Annual Report to Stockholders:

                    Consolidated Statements of Operations for the fiscal years ended September 30, 1998, 1997 and 1996

                    Consolidated Balance Sheets as of September 30, 1998 and
                    1997

                    Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1998, 1997 and 1996

                    Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1998, 1997 and 1996

                    Notes to Consolidated Financial Statements

                    Report of Independent Accountants

               2. All financial statement schedules are omitted because they are not applicable or are not required.

               3. Report of Ernst & Young LLP, Independent Auditors for AetherWorks Corporation

          (b)  Reports on Form 8-K

               Form 8-K dated July 23, 1998, regarding the Company's acquisition of Central Data Corporation on July 8, 1998.

               Form 8-K dated August 12, 1998, regarding the Company's acquisition of ITK International, Inc. on July 29, 1998.

               Form 8-K dated September 4, 1998, regarding the authorization of the Company to purchase up to 1 million shares of its Common Stock and the resignation of Jonathan E. Killmer, Senior Vice President, Chief Financial Officer and Treasurer, effective October 30, 1998.

               Form 8-K dated September 11, 1998, regarding the write-off and restructuring charge associated with the acquisition of Central Data Corporation and ITK International, Inc. in the fourth quarter of fiscal 1998.

          (c)  Exhibits

               Exhibit
               Number    Description
               ------    -----------
               2(a)   Agreement and Plan of Merger dated as of July 1, 1998
                      among the Company, Iroquois Acquisition Inc. and ITK
                      International, Inc. (1)

               2(b) Agreement and Plan of Merger dated as of July 1, 1998 among the Company, CD Acquisition Inc. and Central Data
                      Corporation (2)

               3(a)   Restated Certificate of Incorporation of the Company (3)

               3(b)   Amended and Restated By-Laws of the Company (4)

               10(a)  Stock Option Plan of the Company

               10(b) Form of indemnification agreement with directors and officers of the Company (5)

               10(c)  Amended and Restated Employment Agreement between the
                      Company and John P. Schinas (6)

               10(d)  Restated and Amended Note Purchase Agreement between the
                      Company and AetherWorks Corporation, dated October 14,
                      1997 (7)

               10(e)  401(k) Savings and Profit Sharing Plan of Digi
                      International Inc. (8)



               10(f)  Employment Arrangement between the Company and Jonathon E.
                      Killmer, dated September 16, 1996 (9)

               10(g)  Employment Agreement between the Company and Jerry A.
                      Dusa, dated March 12, 1997 (10)

               10(h)  Employment Arrangement between the Company and Douglas
                      Glader  (11)

               10(h) (i) Amendment to Employment Agreement between the Company and Douglas Glader (12)

               10(i)  Employment Agreement between the Company and Dino G.
                      Kasdagly, dated October 1, 1997 (13)

               10(j)  Employee Stock Purchase Plan of the Company (14)

               13 1998 Annual Report to Stockholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission)

               21     Subsidiaries of the Company

               23.1   Consent of Independent Accountants

               23.2   Consent of Independent Accountants

               24     Powers of Attorney

               27     Financial Data Schedule


(1) Incorporated by reference to Exhibit 2 to the Company's Form 8-K filed August 12, 1998 (File no. 0-17972).

(2) Incorporated by reference to Exhibit 2 to the Company's Form 8-K filed July 23, 1998 (File no. 0-17972).

(3) Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(4) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File no. 33-42384).

(5) Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-1 (File no. 33-30725).

(6) Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended September 30, 1994 (File no. 0-17972).

(7) Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended September 30, 1997 (File no. 0-17972).

(8) Incorporated by reference to Exhibit 10(f) to Company's Form 10-K for the year ended September 30, 1991 (File no. 0-17972).

(9) Incorporated by reference to Exhibit 10(k) to the Company's Form 10-K/A for the year ended September 30, 1996 (File no. 0-17972).

(10) Incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the quarter ended March 31, 1997 (File no. 0-17972).

(11) Incorporated by reference to Exhibit 10(q) to the Company's Form 10-K for the year ended September 30, 1995 (File no. 0-17972).

(12) Incorporated by reference to Exhibit 10(p) to the Company's Form 10-Q for the quarter ended December 31, 1996 (File no. 0-17972).

(13) Incorporated by reference to Exhibit 10(r) to the Company's Form 10-K for the year ended September 30, 1997 (File no. 0-17972).

(14) Incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on January 31, 1996.

                          Report of Independent Auditors


Board of Directors and Shareholders
AetherWorks Corporation

We have audited the balance sheets of AetherWorks Corporation (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from February 24, 1993 (inception) to September 30, 1997. These financial statements, not separately presented herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's deficit accumulated during the development stage raises substantial doubt about its ability to continue as a going concern. The Company intends to obtain additional financing to permit it to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                      /s/ Ernst & Young LLP

Minneapolis, MN
October 28, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGI INTERNATIONAL INC.


     December 29, 1998             By:       /s/ Jerry A. Dusa
-------------------------------       -----------------------------------------
          Date                               Jerry A. Dusa
                                             President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     December 29, 1998                  /s/ Jerry A. Dusa
-------------------------------       -----------------------------------------
          Date                          Jerry A. Dusa
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)


     December 29, 1998                  /s/ William C. Nolte
-------------------------------       -----------------------------------------
          Date                          William C. Nolte
                                        Director of Finance and Controller
                                        (Acting Principal Financial and
                                        Accounting Officer)


JOHN P. SCHINAS
WILLIS K. DRAKE
JERRY A. DUSA
RICHARD E. EICHHORN
MYKOLA MOROZ                       A majority of the Board of Directors*
DAVID STANLEY
ROBERT S. MOE

Jerry A. Dusa, by signing his name hereto, does hereby sign this document on behalf of himself and each of the other above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

                                             /s/ Jerry A. Dusa
                                      -----------------------------------------
                                             Jerry A. Dusa,
                                             Attorney-in-fact

                                   EXHIBIT INDEX


   Exhibit                  Description                               Page
   -------                  -----------                               ----
 2(a)        Agreement and Plan of Merger dated as of July 1,   Incorporated by
             1998 among the Registrant, Iroquois Acquisition    Reference
             Inc. and ITK International, Inc.
 2(b)        Agreement and Plan of Merger dated as of July 1,   Incorporated by
             1998 among the Registrant, CD Acquisition Inc.     Reference
             and Central Data Corporation
 3(a)        Restated Certificate of Incorporation of the       Incorporated by
             Registrant, as amended                             Reference
 3(b)        Amended and Restated By-Laws of the Registrant     Incorporated by
                                                                Reference
 10(a)       Stock Option Plan of the Registrant                Filed
                                                                Electronically
 10(b)       Form of indemnification agreement with directors   Incorporated by
             and officers of the Registrant                     Reference
 10(c)       Amended and Restated Employment Agreement between  Incorporated by
             the Registrant and John P. Schinas                 Reference
 10(d)       Restated and Amended Note Purchase Agreement       Incorporated by
             between the Registrant and Aether Works            Reference
             Corporation, dated October 14, 1997
 10(e)       401(k) Savings and Profit Sharing Plan of Digi     Incorporated by
             International Inc.                                 Reference
 10(f)       Employment Arrangement between the Registrant and  Incorporated by
             Jonathon E. Killmer, dated September 16, 1996      Reference
 10(g)       Employment Agreement between the Registrant and    Incorporated by
             Jerry A. Dusa, dated March 12, 1997                Reference
 10(h)       Employment Arrangement between the Registrant and  Incorporated by
             Douglas Glader                                     Reference
 10(h)       (i) Amendment to Employment Agreement between the  Incorporated by
             Registrant and Douglas Glader                      Reference
 10(i)       Employment Agreement between the Registrant and    Incorporated by
             Dino G. Kasdagly, dated October 1, 1997            Reference
 10(j)       Employee Stock Purchase Plan of the Registrant     Incorporated by
                                                                Reference
 23.1        Consent of Independent Accountants                 Filed
                                                                Electronically
 23.2        Consent of Independent Accountants                 Filed
                                                                Electronically
 24          Powers of Attorney                                 Filed
                                                                Electronically
 27          Financial Data Schedule                            Filed
                                                                Electronically
