Form 10-Q
period 1998-12-31
DIGI INTERNATIONAL INC
filed 1999-02-16
CIK 854775

------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: December 31, 1998.

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

                               11001 Bren Road East
                            Minnetonka, Minnesota 55343
                 ---------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

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

On February 2, 1999, there were 14,624,269 shares of the registrant's $.01 par value Common Stock outstanding.

------------------------------------------------------------------------------

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                             PAGE
-------    ---------------------                                                                             ----
ITEM 1.    Financial Statements

           Condensed Consolidated Statements of Operations
           for the three months ended
           December 31, 1998 and 1997...........................................................................3

           Condensed Consolidated Balance Sheets as of
           December 31, 1998 and September 30, 1998.............................................................4

           Condensed Consolidated Statements of Cash Flows
           for the three months ended December 31, 1998 and 1997................................................5

           Notes to Condensed Consolidated Financial
           Statements...........................................................................................6

           Review Report of Independent Accountants.............................................................9

ITEM 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition.......................................................10

           Forward-looking Statements..........................................................................14

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk..........................................14


PART II.   OTHER INFORMATION
--------   -----------------

ITEM 1.    Legal Proceedings...................................................................................15

ITEM 2.    Changes in Securities...............................................................................16

ITEM 3.    Defaults Upon Senior Securities.....................................................................16

ITEM 4.    Submission of Matters to a Vote of Securities Holders...............................................16

ITEM 5.    Other Information...................................................................................16

ITEM 6.    Exhibits and Reports on Form 8-K....................................................................17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)


                                                 1998                1997
                                             ------------        ------------
Net sales                                    $ 51,395,021        $ 42,590,059
Cost of sales                                  24,904,313          21,221,314
                                             ------------        ------------

Gross margin                                   26,490,708          21,368,745
                                             ------------        ------------

Operating expenses:

   Sales and marketing                          11,974,080          8,259,494
   Research and development                      6,476,216          3,810,900
   General and administrative                    5,152,292          3,610,125
                                             -------------       ------------
Total operating expenses                        23,602,588         15,680,519
                                             -------------       ------------

Operating income                                 2,888,120          5,688,226

Other (expense) income, principally
   interest                                       (209,786)           268,885
                                              ------------       ------------

Income before income taxes                       2,678,334          5,957,111
Provision for income taxes                       1,312,385          2,114,775
                                              ------------       ------------
Net income                                    $  1,365,949       $  3,842,336
                                              ------------       ------------
                                              ------------       ------------

Net income per common share, basic            $       0.09       $       0.28
                                              ------------       ------------
                                              ------------       ------------
Net income per common share,
   assuming dilution                          $       0.09       $       0.27
                                              ------------       ------------
                                              ------------       ------------

Weighted average common shares, basic           14,572,022         13,480,656
                                              ------------       ------------
                                              ------------       ------------
Weighted average common shares,
   assuming dilution                            14,701,519         14,043,273
                                              ------------       ------------
                                              ------------       ------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31        September 30
ASSETS                                                    1998                1998
                                                      ------------        ------------
Current assets:                                        (unaudited)
    Cash and cash equivalents                         $  4,041,170        $ 10,355,368
    Accounts receivable, net                            43,100,046          48,549,145
    Inventories, net                                    29,508,100          27,365,924
    Other                                                6,055,093           6,139,941
                                                      ------------        ------------
          Total current assets                          82,704,409          92,410,378

Property, equipment and improvements, net               33,098,851          33,990,923
Intangible assets, net                                  34,190,135          31,354,483
Other                                                    2,595,137           2,978,883
                                                      ------------        ------------
          Total assets                                $152,588,532        $160,734,667
                                                      ------------        ------------
                                                      ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit agreements       $  6,278,303        $ 10,707,000
     Current portion of long-term debt                      41,748             264,025
     Accounts payable                                   12,234,996          15,255,175
     Income taxes payable                                4,733,321           3,797,588
     Accrued expenses:
          Advertising                                    2,662,924           2,651,742
          Compensation                                   3,948,904           6,776,292
          Other                                          6,657,119           9,808,835
     Restructuring accruals                              3,566,658           5,254,000
                                                      ------------        ------------
         Total current liabilities                      40,123,973          54,514,657

Long-term debt                                          11,051,206          11,124,446
Other                                                      308,339             275,000
                                                      ------------        ------------
Total liabilities                                       51,483,518          65,914,103

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000
      shares authorized; none outstanding
     Common stock, $.01 par value; 60,000,000
      shares authorized; 15,837,625 and 15,790,975
      shares issued                                        158,376             157,910
     Additional paid-in capital                         70,386,446          68,695,448
     Retained earnings                                  53,820,980          52,455,031
     Cumulative foreign currency translation
      adjustment                                          (334,723)           (815,809)
                                                      ------------        ------------
                                                       124,031,079         120,492,580
     Unearned stock compensation                        (1,220,077)         (3,777,204)
     Treasury stock, at cost, 1,236,384 and
       1,247,094 shares                                (21,705,988)        (21,894,812)
                                                      ------------        ------------
          Total stockholders' equity                   101,105,014          94,820,564
                                                      ------------        ------------
          Total liabilities and stockholders' equity  $152,588,532        $160,734,667
                                                      ------------        ------------
                                                      ------------        ------------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                                                              1998                1997
                                                           -----------         -----------
Operating activities:
     Net income                                            $ 1,365,949         $ 3,842,336
     Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                        3,257,895           1,720,414
        Provision for losses on accounts receivable            150,000             607,992
        Provision for inventory obsolescence                 1,175,399           1,397,098
        Loss on sale of fixed assets                            19,625              70,584
        Stock compensation                                     338,470             113,382
        Changes in operating assets and liabilities         (7,006,819)         (1,645,933)
                                                           -----------         -----------
        Total adjustments                                   (2,065,430)          2,263,537
                                                           -----------         -----------

        Net cash (used in) provided by operating
         activities                                           (699,481)          6,105,873
                                                           -----------         -----------

Investing activities:
     Purchase of property, equipment, intangibles,
      and improvements                                      (1,453,323)         (2,084,223)
     Investment in AetherWorks Corporation                          -           (1,000,000)
                                                           -----------         -----------

        Net cash (used in) investing activities             (1,453,323)         (3,084,223)
                                                           -----------         -----------

Financing activities:
      Principal payments on borrowings                      (4,521,071)                 -
      Stock benefit plan transactions, net                     256,870             363,591
                                                           -----------         -----------
        Net cash (used in) provided by
         financing activities                               (4,264,201)            363,591
                                                           -----------         -----------
Effect of exchange rate changes on cash and
      and cash equivalents                                     102,807                  -
Net (decrease) increase in cash and cash equivalents        (6,314,198)          3,385,241
Cash and cash equivalents, beginning of period              10,355,368          31,329,666
                                                           -----------         -----------
Cash and cash equivalents, end of period                   $ 4,041,170         $34,714,907
                                                           -----------         -----------
                                                           -----------         -----------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report and Form 10-K.

The condensed consolidated financial statements presented herein as of December 31, 1998, and for the three months ended December 31, 1998, and 1997, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2.   ACQUISITIONS

In connection with a review of the Company's annual report on Form 10-K for the year ended September 30, 1998, the Staff of the Securities and Exchange Commission (SEC) has made several inquiries about the Company's accounting for its acquisitions of ITK International, Inc. (ITK) and Central Data Corporation (CDC). The most significant of these inquiries relates to the appropriateness of the amounts of the acquired in-process research and development charges recorded by the Company in the fourth quarter of fiscal year 1998. Any decrease in the amount of such charges would result in an increase in the value of identifiable intangible assets and goodwill as well as an increase in future amortization expense. The amount of such adjustments, if any, are not known at this time, although they could be material to the Company's financial position and results of operations.

Also, as a result of the SEC's review of the Company's accounting for its acquisitions of ITK and CDC, certain adjustments to the measurement and allocations of the purchase prices recorded for ITK and CDC were required. The effects of these adjustments have been reflected in the accompanying balance sheet as of December 31, 1998:

-    A net increase in goodwill of $3,450,834
-    A decrease in deferred compensation of $1,685,329
-    An increase in additional paid-in capital of $1,765,505

The above adjustments did not have a material effect on the Company's financial position or results of operations as of December 31, 1998 or for the quarter then ended.

3.   RESTRUCTURING

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and the United Kingdom. The restructuring plan relates to the elimination of existing facilities rendered redundant by the acquisition of ITK. The charge of $1,020,000 ($647,000 net of tax benefits) recorded in the fourth quarter of fiscal 1998 consisted of $61,483 of existing commitments for rent, $100,110 of contractual payments for office equipment, $202,039 of write-offs of leasehold improvements and $656,368 of severance costs associated with the elimination of six positions. As of December 31, 1998, $165,111 of payments have been made relating to this restructuring charge. The Company expects to complete these restructuring activities by June 30, 1999.

In connection with the Company's acquisition of ITK in July 1998, the Company implemented a plan of reorganization and accordingly, recognized a $3,484,000 restructuring liability which the Company included in the liabilities assumed in the acquisition. Components of this estimated liability included $1,844,000 of personnel costs and $1,640,000 related to facilities closures. As of December 31, 1998, $1,298,959 of payments have been made relating to personnel costs and $107,598 of payments have been made related to facilities closure costs. The Company expects to complete these restructuring activities by June 30, 1999.

In connection with the Company's acquisition of CDC in July 1998, the Company implemented a plan of reorganization and accordingly, recognized a $750,000 restructuring liability which the Company included in the total liabilities assumed in the acquisition. Components of this estimated liability included $675,000 of personnel costs and $75,000 related to a facility closure. As of December 31, 1998, $115,674 of payments have been made relating to personnel costs and no payments have been made related to facilities closure costs. The Company expects to complete these restructuring activities by March 31, 1999.

4.   INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1998 and September 30, 1998 consisted of the following:

                                    December 31, 1998    September 30, 1998
                                    -----------------    ------------------
          Raw materials                 $14,502,604           $13,707,999
          Work in process                 4,449,426             2,922,442
          Finished goods                 10,556,070            10,735,483
                                        -----------           -----------
                                        $29,508,100           $27,365,924
                                        -----------           -----------
                                        -----------           -----------


5.   NET INCOME PER SHARE

Basic net income per share is calculated based on only the weighted average of common shares outstanding during the period. Net income per share, assuming dilution, is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of dilutive earnings per share excludes the 1,123,201 and 168,073 equivalent shares of the Company for the three month periods ended December 31, 1998 and 1997, respectively, attributable to the common stock options issued by the Company because their effect was anti-dilutive.

6.   LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Consolidated Condensed Financial Statements and Accompanying Notes.

                  REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of December 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three months ended December 31, 1998, and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1998, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated December 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                       /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 22, 1999,
except for the information
in Note 2 as to which the date
is January 27, 1999

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

                                                  Three months              %
                                                      ended             Increase
                                                   December 31         (decrease)
                                               ------------------      ----------
                                                1998         1997
                                               ------       ------
          Net sales                            100.0%       100.0%        20.7%
          Cost of sales                         48.5         49.8         17.4
                                               -----        -----        -----
          Gross margin                          51.5         50.2         24.0
                                               -----        -----        -----
          Operating expenses:

            Sales and marketing                 23.3         19.4         45.0
            Research and development            12.6          8.9         69.9
            General and administrative          10.0          8.5         42.7
                                               -----        -----        -----
          Total operating expenses              45.9         36.8         50.5
                                               -----        -----        -----
          Operating income                       5.6         13.4        (49.2)
          Other (expense) income, net           (0.4)         0.6       (178.0)
                                               -----        -----        -----
          Income before income taxes             5.2         14.0        (55.0)
          Provision for income taxes             2.5          5.0        (37.9)
                                               -----        -----        -----
          Net income                             2.7%         9.0%       (64.5)%
                                               -----        -----        -----
                                               -----        -----        -----


NET SALES

Net sales for the three month period ended December 31, 1998, were higher than net sales for the corresponding three month period ended December 31,1997 by $8,804,962 or 20.7 %. The acquisitions of ITK and CDC contributed $13,651,509 in increased revenue for the three month period ended December 31, 1998. Offsetting this revenue growth were reduced sales in physical layer products versus the comparable period in 1997 due to decreased product demand. In addition, also offsetting this revenue growth were reduced sales to the distribution markets. The decline in distribution sales is primarily due to increased sales to distributors during the third and fourth quarter of fiscal 1998, as the Company gave incentives to distributors to increase their purchases.

GROSS MARGIN

Gross margin for the three month period ended December 31, 1998 increased to 51.5%, as compared to 50.2% for the three month period ended December 31, 1997. Such increase was principally due to increased sales of higher margin server-based products to the distribution channel. In particular, gross margins for the three month period ended December 31, 1998, were

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

GROSS MARGIN (CONTINUED)

enhanced by a favorable product mix, resulting in higher sales of higher margin products. Offsetting the increase in margins were ITK and CDC products sold during the three month period ended December 31, 1998, which had margins of 47.2%.

OPERATING EXPENSES

Operating expenses for the three month period ended December 31, 1998, increased approximately $7.9 million or 50.5 % as compared to operating expenses for the three month period ended December 31, 1997. The operations of ITK and CDC, which were acquired in the fourth quarter of the 1998 fiscal year, accounted for approximately $5.8 million or a 37% increase in operating expenses. In addition, the Company increased its sales and marketing efforts related to new product introductions. The Company also increased its research and development efforts for new products.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the Company's acquisition of ITK in July 1998, the Company recorded a $26.0 million non-recurring, non-tax-deductible charge related to the portion of the purchase price that represented, based upon an independent appraisal, the fair value of acquired in-process research and development (IPR&D) upon consummation of the acquisition. The Company is continuing its efforts to develop the acquired IPR&D into commercially viable products.

In connection with the Company's acquisition of CDC in July 1998, the Company recorded a $13.2 million non-recurring, non-tax-deductible charge related to the portion of the purchase price that represented, based upon an independent appraisal, the fair value of acquired IPR&D upon consummation of the acquisition. The Company is continuing its efforts to develop the acquired IPR&D into commercially viable products.

See discussion at Note 2 in the Notes to the Condensed Consolidated Financial Statements of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME

Other expense, principally interest for the three month period ended December 31, 1998, results from debt assumed in the acquisition of ITK. Other income for the three month period ended December 31, 1997 resulted from interest earned on cash and cash equivalent balances.

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 49% for the three month period ended December 31, 1998. This effective tax rate exceeds the U.S. statutory income tax rate and the effective tax rate of 35.5% in the three month period ended December 31, 1997 primarily due to approximately $5 million of annual amortization expense related to the Company's acquisitions of ITK and CDC which is not deductible for income tax reporting purposes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. Investing activities for the three months ended December 31, 1998, consisted primarily of purchases of equipment and capital improvements totaling approximately $1.5 million. Financing activities for the three months ended December 31, 1998, consisted primarily of payments on line of credit and debt obligations totaling approximately $4.5 million. At December 31, 1998, the Company had working capital of approximately $42.6 million. The Company is currently negotiating to extend a $15 million unsecured line of credit, which expires February 28, 1999. The Company has not utilized such line.

The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

FOREIGN CURRENCY TRANSLATION

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the "Euro." This action will cause some of the Company's European transactions to be negotiated, invoiced and paid in "Euros." The conversion will most likely add currency exchange costs and risks, although such costs and risks are not quantifiable at this time.

For the three month period ended December 31, 1998, the Company had foreign transactions that were negotiated, invoiced and paid amounting to approximately $15.6 million, of which $8.9 million were in U.S. dollars and $6.7 million were Deutschemark-dominated sales through the

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

newly acquired subsidiary ITK. In future periods, a significant portion of sales made through ITK will be made in Deutschemarks until full integration of the "Euro" is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope of the Company's foreign operations as of December 31, 1998.

YEAR 2000 ISSUES

The Company began a comprehensive project in 1996 to prepare its products and its internal computer systems for the year 2000. Most of the Company's products are year 2000 compliant because there is very little or no date processing involved. Certain products, including end-of-life versions, do require customer action such as a patch or version upgrade to be compliant. These products are being identified, and the Company is in the process of notifying impacted customers.

The Company believes its implementation of a new enterprise-wide information management system, principally installed to improve operating efficiency, will address the Company's internal year 2000 compliance issues. Because of the acquisitions of ITK and CDC, the worldwide rollout of this system will not be completed until the late summer of calendar 1999. If necessary conversions are not completed on a timely basis, the year 2000 could have a material adverse effect on the Company's operations. Overall, management believes the year 2000 will not have a significant impact on operations. The Company plans to continue with remediation and testing efforts with both its products and internal systems to further mitigate any risks associated with the year 2000.

The costs associated with the year 2000 project are minimal and are not incremental to the Company, but include temporary reallocation of existing resources. Although the Company believes that the remaining cost of year 2000 modifications for both internal-use systems and the Company's products are not material, there can be no assurances that various factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results, or financial position.

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

THE EXPECTATION THAT VARIOUS RESTRUCTURING ACTIVITIES IN CONNECTION WITH THE ACQUISITIONS OF ITK AND CDC WILL BE COMPLETED ACCORDING TO SCHEDULE - This expectation may be impacted by presently unanticipated delays or expenses.

THE EXPECTATION THAT THE COMPANY'S 1999 EFFECTIVE TAX RATE WILL BE 49 PERCENT -This expectation may be impacted by the changes in the Company's level of profitability or changes in the allocation of the purchase prices made in connection with the ITK and CDC acquisitions.

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

THE BELIEF THAT IMPLEMENTATION OF A NEW ENTERPRISE-WIDE INFORMATION MANAGEMENT SYSTEM WILL ADDRESS THE COMPANY'S INTERNAL YEAR 2000 COMPLIANCE ISSUES AND THE BELIEF THAT THE YEAR 2000 WILL NOT HAVE A SIGNIFICANT IMPACT ON OPERATIONS - These beliefs may be impacted by presently unanticipated delays in assessment or remediation, unanticipated increases in costs or non-compliance by third parties.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


Exhibit No.          Description
3(a)                 Restated Certificate of Incorporation of the Registrant, As Amended*

3(b)                 Amended and Restated By-Laws of the Registrant**

4(a)                 Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Norwest Bank Minnesota,
                     National Association, as Rights Agent***

4(b)                 Amendment dated January 26, 1998, to Share Rights Agreement, dated as of June 10, 1998 between Digi
                     International Inc. and Norwest Bank Minnesota, National Association, as Rights Agent ****

10(h)(i)             Amendment to Employment Agreement between the Company and Douglas J. Glader dated February 1, 1999

15                   Letter Re: Unaudited Interim Financial Information

27                   Financial Data Schedule


(b)  Reports on Form 8-K:

None.

-------------------

*Incorporated by reference to the corresponding exhibit number of the Company's Form 10-K for the year ended September 30, 1992 (File No. 0-17972)

**Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form S-1 (File No. 33-42384)

***Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

****Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIGI INTERNATIONAL INC.

Date:  February 16, 1999               By:       /s/ S. Krishnan
                                          -----------------------------------
                                       S. Krishnan
                                       Chief Financial Officer
                                       (duly authorized officer and
                                       Principal Financial Officer)