Form 10-Q
period 1999-03-31
DIGI INTERNATIONAL INC
filed 1999-05-17
CIK 854775

---------------------------------------------------------------------------
---------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 1999.

                                  OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to ____.

                    Commission file number: 0-17972

                       DIGI INTERNATIONAL INC.
     ---------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                     41-1532464
 ------------------------------      ---------------------
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)      Identification Number)

                       11001 Bren Road East
                    Minnetonka, Minnesota 55343
         --------------------------------------------------
         (Address of principal executive offices) (Zip Code)

                          (612) 912-3444
                ---------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __X__    No ____

On April 22, 1999, there were 14,604,312 shares of the registrant's $.01 par value Common Stock outstanding.

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                                     INDEX

PART I.  FINANCIAL INFORMATION
-------  ---------------------


ITEM 1.   Financial Statements                                             Page
                                                                           ----
          Condensed Consolidated Statement of Operations
          for the three months and six months ended
          March 31, 1999 and 1998.............................................3

          Condensed Consolidated Balance Sheet as of
          March 31, 1999 and September 30, 1998...............................4

          Condensed Consolidated Statement of Cash Flows
          for the six months ended March 31, 1999 and 1998....................5

          Notes to Condensed Consolidated Financial
          Statements..........................................................6

          Review Report of Independent Accountants...........................10

ITEM 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition......................11

          Forward-looking Statements.........................................16

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.........16


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 1.   Legal Proceedings..................................................17

ITEM 2.   Changes in Securities..............................................18

ITEM 3.   Defaults Upon Senior Securities....................................18

ITEM 4.   Submission of Matters to a Vote of Securities Holders..............18

ITEM 5.   Other Information..................................................18

ITEM 6.   Exhibits and Reports on Form 8-K...................................19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                             Three months ended March 31              Six months ended March 31
                                                    ---------------------------------------- -------------------------------------
                                                                1999                1998                1999                1998
                                                    -------------------- ------------------- ------------------- -----------------
Net sales                                                 $  42,631,488        $ 45,058,973        $ 94,026,510       $ 87,649,032
Cost of sales                                                24,153,615          21,993,344          49,057,929         43,214,657
                                                    -------------------- ------------------- ------------------- -----------------

Gross margin                                                 18,477,873          23,065,629          44,968,581         44,434,375
                                                    -------------------- ------------------- ------------------- -----------------

Operating expenses:
   Sales and marketing                                       10,972,993           9,007,379          22,947,075         17,266,872
   Research and development                                   5,887,729           3,948,109          12,363,946          7,759,010
   General and administrative                                 5,527,153           3,445,691          10,679,442          7,055,815
   Restructuring                                              1,452,909                  -            1,452,909                  -
                                                    -------------------- ------------------- ------------------- -----------------
Total operating expenses                                     23,840,784          16,401,179          47,443,372         32,081,697
                                                    -------------------- ------------------- ------------------- -----------------

Operating (loss) income                                      (5,362,911)          6,664,450          (2,474,791)        12,352,678

Other (expense) income, principally interest                    (35,517)            548,470            (245,302)           817,355
                                                    -------------------- ------------------- ------------------- -----------------

(Loss) income before income taxes                            (5,398,428)          7,212,920          (2,720,093)        13,170,033
(Benefit) provision for income taxes                         (2,890,040)          2,547,584          (1,577,655)         4,662,359
                                                    -------------------- ------------------- ------------------- -----------------
Net (loss) income                                         $  (2,508,388)       $  4,665,336        $ (1,142,438)      $  8,507,674
                                                    -------------------- ------------------- ------------------- -----------------
                                                    -------------------- ------------------- ------------------- -----------------

Net (loss) income per common share,
  basic                                                   $       (0.17)       $       0.35        $      (0.08)      $       0.63
                                                    -------------------- ------------------- ------------------- -----------------
                                                    -------------------- ------------------- ------------------- -----------------

Net (loss) income per common share,
  assuming dilution                                       $       (0.17)       $       0.33        $      (0.08)      $       0.60
                                                    -------------------- ------------------- ------------------- -----------------
                                                    -------------------- ------------------- ------------------- -----------------

Weighted average common shares, basic                        14,590,771          13,508,084          14,581,396         13,494,509
                                                    -------------------- ------------------- ------------------- -----------------
                                                    -------------------- ------------------- ------------------- -----------------
Weighted average common shares,
  assuming dilution                                          14,590,771          14,265,107          14,581,396         14,149,319
                                                    -------------------- ------------------- ------------------- -----------------
                                                    -------------------- ------------------- ------------------- -----------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  March 31          September 30
ASSETS                                                                              1999                1998
                                                                              ----------------   ----------------
                                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                                  $  11,260,148       $  10,355,368
    Accounts receivable, net                                                      32,803,190          48,549,145
    Inventories, net                                                              28,474,757          27,365,924
    Other                                                                          5,563,774           6,139,941
                                                                              ----------------   ----------------
          Total current assets                                                    78,101,869          92,410,378

Property, equipment and improvements, net                                         31,409,183          33,990,923
Intangible assets, net                                                            31,240,847          31,354,483
Other                                                                              2,281,518           2,978,883
                                                                              ----------------   ----------------
          Total assets                                                         $ 143,033,417       $ 160,734,667
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit agreements                                 $  4,909,407        $ 10,707,000
     Current portion of long-term debt                                                38,415             264,025
     Accounts payable                                                             10,612,010          15,255,175
     Income taxes payable                                                            833,194           3,797,588
     Accrued expenses:
          Advertising                                                              2,282,076           2,651,742
          Compensation                                                             4,229,741           6,776,292
          Other                                                                    7,579,986           9,808,835
     Restructuring accruals                                                        4,521,226           5,254,000
                                                                              ----------------   ----------------
         Total current liabilities                                                35,006,055          54,514,657

Long-term debt                                                                     9,596,916          11,124,446
                                                                              ----------------   ----------------
Other                                                                                      -             275,000
                                                                              ----------------   ----------------
Total liabilities                                                                 44,602,971          65,914,103

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none outstanding
     Common stock, $.01 par value; 60,000,000 shares
      authorized; 15,885,079 and 15,790,975 shares issued                            158,851             157,910
     Additional paid-in capital                                                   69,882,481          68,695,448
     Retained earnings                                                            51,312,593          52,455,031
     Cumulative other comprehensive loss                                            (262,314)           (815,809)
                                                                              ----------------   ----------------
                                                                                 121,091,611         120,492,580
     Unearned stock compensation                                                    (493,277)         (3,777,204)
     Treasury stock, at cost, 1,321,368 and 1,247,094
       shares                                                                    (22,167,888)        (21,894,812)
                                                                              ----------------   ----------------
          Total stockholders' equity                                              98,430,446          94,820,564
                                                                              ----------------   ----------------
          Total liabilities and stockholders' equity                           $ 143,033,417       $ 160,734,667
                                                                              ----------------   ----------------
                                                                              ----------------   ----------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                   1999                 1998
                                                                              ----------------     --------------
 Operating activities:
     Net (loss) income                                                         $ (1,142,438)        $ 8,507,674
     Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
        Restructuring                                                          $  1,172,672         $         -
        Depreciation and amortization                                             6,381,563           3,380,308
        Provision for losses on accounts receivable                                 285,000             707,992
        Provision for inventory obsolescence                                      2,895,399           3,084,569
        (Gain) loss on sale of fixed assets                                          (5,227)            122,421
        Stock compensation                                                          459,023             531,827
        Changes in operating assets and liabilities                                (172,915)            340,760
                                                                              ----------------     --------------
         Total adjustments                                                       11,015,515           8,167,877
                                                                              ----------------     --------------
          Net cash provided by operating activities                               9,873,077          16,675,551
                                                                              ----------------     --------------

 Investing activities:
      Purchase of property, equipment and
            improvements, and intangibles                                        (3,052,230)         (3,469,771)
      Proceeds from the sale of property, equipment and
            improvements                                                            857,622              12,713
      Investment in AetherWorks Corporation                                               -          (2,000,000)
                                                                              ----------------     --------------
          Net cash used in investing activities                                  (2,194,608)         (5,457,058)
                                                                              ----------------     --------------
 Financing activities:

      Principal payments on borrowings                                           (5,979,904)                  -
      Treasury stock purchase                                                      (815,000)                  -
      Proceeds from exercise of stock options and
        employee stock purchases                                                    712,728             563,718
                                                                              ----------------     --------------
          Net cash (used in) provided by financing activities                    (6,082,176)            563,718
                                                                              ----------------     --------------
 Effect of exchange rate changes on cash and cash equivalents                      (691,513)                  -
 Net increase in cash and cash equivalents                                          904,780          11,782,211
 Cash and cash equivalents, beginning of period                                  10,355,368          31,329,666
                                                                              ----------------     --------------
 Cash and cash equivalents, end of period                                      $ 11,260,148        $ 43,111,877
                                                                              ----------------     --------------
                                                                              ----------------     --------------

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

The condensed consolidated financial statements presented herein as of March 31, 1999, and for the three months and six months ended March 31, 1999, and 1998, reflect, in the opinion of management, all adjustments (which, other than the second quarter 1999 restructuring charges, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

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

3. RESTRUCTURING

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and the United Kingdom. The restructuring plan relates to the elimination of existing facilities rendered redundant by the acquisition of ITK. The charge of $1,020,000 ($647,000 net of tax benefits) recorded in the fourth quarter of fiscal 1998 consisted of $61,483 of existing commitments for rent, $100,110 of contractual payments for office equipment, $202,039 of write-offs of leasehold improvements and $656,368 of severance costs associated with the elimination of six positions. As of March 31, 1999, $198,389 of payments have been made relating to this restructuring charge and two employees have been terminated. The Company expects to complete these restructuring activities by June 30, 1999.

In connection with the Company's acquisition of ITK in July 1998, the Company implemented a plan of reorganization and accordingly, recognized a $3,484,000 restructuring liability which the Company included in the liabilities assumed in the acquisition. Components of this estimated liability included $1,844,000 of personnel costs and $1,640,000 related to facilities closures. As of March 31, 1999, $1,298,959 of payments have been made relating to personnel costs and $225,118 of payments have been made related to facilities closure costs. The Company expects to complete these restructuring activities by June 30, 1999.

In connection with the Company's acquisition of CDC in July 1998, the Company implemented a plan of reorganization and accordingly, recognized a $750,000 restructuring liability which the Company included in the total liabilities assumed in the acquisition. Components of this estimated liability included $675,000 of personnel costs and $75,000 related to a facility closure. As of March 31, 1999, $152,552 of payments have been made relating to personnel costs. The CDC facility was sold in January 1999 and cost associated with preparing the building for sale was netted against proceeds. The Company expects to complete these restructuring activities by June 30, 1999.

In March 1999, the Company's Board of Directors approved a restructuring plan related to the reorganization of sales and marketing functions in Germany, the United Kingdom and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The related charge of $1,452,909 ($610,222 net of tax benefits) consists of $151,038 of existing commitments for rent on facilities vacated by the Company and $1,301,871 of severance and other costs associated with the elimination of 44 positions. During the quarter ended March 31, 1999, $300,343 of payments have been made related to severance of seven employees. The Company expects to complete these restructuring activities by December 31, 1999.

As a result of changes of management in fiscal 1999, the Company has not completed the execution of the aforementioned restructuring plans. New management of the Company is in the process of completing the execution of these restructuring plans.

4. INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 1999 and September 30, 1998 consisted of the following:

                                            March 31, 1999        September 30, 1998
                                            ---------------       ------------------
     Raw materials                             $16,722,050               $13,707,999
     Work in process                             2,804,595                 2,922,442
     Finished goods                              8,948,112                10,735,483
                                             -------------                ----------
                                               $28,474,757               $27,365,924
                                             -------------                ----------
                                             -------------                ----------

5. COMPREHENSIVE (LOSS) INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive (loss) income and its components. Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments that are charged or credited to stockholders' equity.

Comprehensive (loss) income for the three months and six months ended March 31, 1999 and 1998 was as follows:

                                   Three months ended                   Six months ended
                                        March 31                            March 31
                                ------------------------           ----------------------
                                   1999             1998              1999             1998
                                   ----             ----              ----             ----
Net (loss) income              $(2,508,388)       $4,665,336      $(1,142,438)       $8,507,674

Foreign currency
  translation adjustments           72,409              -             553,495              -
                                    ------           ----             -------           ----

Comprehensive (loss)
  income                       $(2,435,979)       $4,665,336        $(588,943)       $8,507,674
                               ------------       ----------       -----------       ----------
                               ------------       ----------       -----------       ----------

6.   NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is calculated based on only the weighted average of common shares outstanding during the period. Net income per share, assuming dilution, is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The Company's only common stock equivalents are those that result from dilutive common stock options. Such common stock equivalents were excluded in determining the weighted average common and common stock equivalents for the three and six months ended March 31, 1999, because their effect was anti-dilutive. The calculation of dilutive earnings per share excludes the 268,311 and 276,223 equivalent shares of the Company for the three months and six months ended March 31, 1999, attributable to the common stock options issued by the Company because their effect was anti-dilutive.

7.  LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Consolidated Condensed Financial Statements and Accompanying Notes.

                REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month and six month periods ended March 31, 1999, and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
April 16, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

                                                Three months       %               Six months             %
                                                   ended         Increase            ended           Increase
                                                 March 31       (decrease)          March 31         (decrease)
                                            ------------------------------        -----------------------------
                                              1999       1998                      1999       1998
                                              ----       ----                      ----       ----
Net sales                                     100.0      100.0       (5.4)         100.0%     100.0%      7.3%
Cost of sales                                  56.7       48.8        9.8           52.2       49.3      13.5
                                               ----       ----       ----           ----       ----      ----
Gross margin                                   43.3       51.2      (19.9)          47.8       50.7       1.2
                                               ----       ----       ----           ----       ----      ----
Operating expenses:
  Sales and marketing                          25.7       20.0       21.8           24.4       19.7      32.9
  Research and development                     13.8        8.8       49.1           13.1        8.9      59.3
  General and administrative                   13.0        7.6       60.4           11.4        8.1      51.4
  Restructuring                                 3.4        0.0        -              1.5        0.0        -
                                                ---        ---      -----           ----        ---      -----
Total operating expenses                       55.9       36.4       45.4           50.5       36.6      47.9
                                               ----       ----       ----           ----       ----      ----
Operating income                              (12.6)      14.8      180.5           (2.6)      14.1     120.0
Other (expense) income, net                    (0.1)       1.2     (106.5)          (0.3)       0.9    (130.0)
                                                ---        ---      -----            ---        ---     -----
Income before income taxes                    (12.7)      16.0     (174.8)          (2.9)      15.0    (120.7)
Provision for income taxes                     (6.8)       5.7     (213.4)          (1.7)       5.3    (133.8)
                                                ---        ---      -----            ---        ---     -----
Net income                                     (5.9)      10.4     (153.8)          (1.2)%      9.7%   (113.4)%
                                                ---        ---      -----            ---        ---     -----
                                                ---        ---      -----            ---        ---     -----


NET SALES

Net sales for the three months ended March 31, 1999, were lower than net sales for the corresponding three months ended March 31, 1998, by $2,427,485 or a 5.4 % decrease; net sales for the six months ended March 31, 1999 were higher than net sales for the corresponding six months ended March 31, 1998, by $6,377,478 or a 7.3% increase. The sales of the products added in connection with the acquisitions of ITK and CDC in July 1998 generated revenues of $9,677,760 and $23,329,269 for the three months and six months ended March 31, 1999. These revenue increases were mitigated by a decrease in demand for the Company's physical layer products resulting in a decrease in related revenues of $4,364,700 and $10,504,100 for the three and six months ended March 31, 1999 relative to comparable periods of 1998. During second quarter of fiscal 1999, the Company implemented a channel inventory management program that discontinued the practice of extending special incentives to its distributors to increase demand. The result of this change in practice was to reduce revenue and to reduce days of inventory in the distribution channel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following table sets forth revenue by principal product group expressed as a percentage of net sales:

                         Three months               Six months
                        Ended March 31             Ended March 31
                        1999          1998         1999         1998
                        ----          ----         ----         ----
Server Based            64.8%        69.0%        62.8%        60.9%
Physical Layer           8.4%        11.2%         8.7%        15.6%
OEM                     26.8%        19.8%        28.5%        23.5%
Total                  100.0%       100.0%       100.0%       100.0%


GROSS MARGIN

Gross margin for the three months and six months ended March 31, 1999 was 43.3% and 47.8%, as compared to 51.2% and 50.7% for the three months and six months ended March 31, 1998. Gross margin for the three months and six months ended March 31, 1999, was impacted by the increased proportion of sales from lower gross margin OEM sales. Gross margin was also impacted by reduced margin from ITK operations which accounted for 15% of total sales for the quarter ended March 31, 1999 and 16% of total sales for the six-month period ended March 31, 1999. Included in ITK results was the impact of the discontinued sale of Telebit modem products purchased as part of the ITK acquisition in which remaining inventory was sold at a deep discount during the quarter. In addition, margins generated from physical layer LAN products have declined in fiscal 1999 due to market-driven reductions in selling prices.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1999, increased approximately $6.0 million (excluding second quarter restructuring charges of $1.5 million) or 36.5% as compared to operating expenses for the three months ended March 31, 1998. The operations of ITK, which was acquired in the fourth quarter of fiscal 1998, accounted for approximately $4.6 million or a 28.0% of the increase in operating expenses. CDC, which was acquired in the fourth quarter of fiscal 1998, accounted for approximately $930,000 of operating expense for first quarter and has been fully integrated into the Company's existing operations during second quarter of fiscal 1999. In addition, during the three months ended March 31, 1999, the Company recorded a one-time restructuring charge of $1.5 million due to reorganization of the sales and marketing functions in Germany, the United Kingdom and the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Operating expenses for the six months ended March 31, 1999 increased by approximately $13.9 million (excluding second quarter restructuring charges) or 43.3% as compared to operating expenses for the six months ended March 31, 1998. The operations of ITK accounted for approximately $9.5 million. Research and Development and Sales and Marketing costs have increased for the six months ended March 31, 1999, due to development of new products and preparation for new product launch.

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

In connection with the Company's acquisition of CDC in July 1998, the Company recorded a $13.2 million non-recurring, non-tax-deductible charge related to the portion of the purchase price that represented, based upon an independent appraisal, the fair value of acquired IPR&D upon consummation of the acquisition. Included in revenues for the first six months of fiscal 1999 is approximately $173,000 of revenues developed from the first release of certain products relating to the acquired IPR&D. In addition, the Company is continuing its efforts to develop other products related to the acquired IPR&D into commercially viable products.

See discussion at Note 2 in the Notes to the Condensed Consolidated Financial Statements of the Company.

OTHER (EXPENSE) INCOME

Other expense, principally interest expense for the three months and six months ended March 31, 1999, results from debt assumed in the acquisition of ITK, net of interest earned on cash and cash equivalents. Other income for the three months and six months ended March 31, 1998 resulted from interest earned on cash and cash equivalent balances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 58% for the six months ended March 31, 1999. This effective tax rate exceeds the U.S. statutory income tax rate and the effective tax rate of 35.4% in the six months ended March 31, 1998 primarily due to approximately $5.5 million of annual amortization expense related to the Company's acquisitions of ITK and CDC which is not deductible for income tax reporting purposes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. Investing activities for the six months ended March 31, 1999, consisted primarily of purchases of equipment and capital improvements totaling approximately $3.1 million. Financing activities for the six months ended March 31, 1999, consisted primarily of payments on line of credit and debt obligations totaling approximately $6.0 million. At March 31, 1999, the Company had working capital of approximately $43.1 million. During the quarter, the Company reduced its unsecured line of credit from $15 million to $5 million. The Company is negotiating to extend the unsecured line of credit which expires May 31, 1999. The Company has no borrowings outstanding on this line of credit.

The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

During the quarter ended March 31, 1999, the Company used $815,000 of cash to purchase 105,000 shares of the Company's stock at an average price of $7.76 per share for use in the Company's benefit plans.

FOREIGN CURRENCY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY (CONTINUED)

For the six months ended March 31, 1999, the Company had foreign transactions that were negotiated and invoiced amounting to approximately $31.0 million, of which $19.5 million were in U.S. dollars and $11.5 million were Deutschemark-denominated sales through the newly acquired subsidiary ITK. In future periods, a significant portion of sales made through ITK will be made in Deutschemarks until full integration of the "Euro" is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope of the Company's foreign operations as of March 31, 1999.

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

The Company believes its implementation of a new enterprise-wide information management system, principally installed to improve operating efficiency, will address the Company's internal year 2000 compliance issues. Because of the acquisitions of ITK and CDC, the worldwide rollout of this system will not be completed until the late summer of calendar 1999. If necessary conversions are not completed on a timely basis, the effects of being unable to adequately process year 2000 dated transactions could have a material adverse effect on the Company's operations. Overall, management believes the year 2000 will not have a significant impact on operations. The Company plans to continue with remediation and testing efforts with both its products and internal systems to further mitigate any risks associated with the year 2000.

The costs associated with the year 2000 project are minimal and are not incremental to the Company, but include temporary reallocation of existing resources. Although the Company believes that the remaining cost of year 2000 modifications for both internal-use systems and the Company's products is not material, there can be no assurances that various factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results, or financial position.

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

THE EXPECTATION THAT RESTRUCTURING ACTIVITIES IN CONNECTION REORGANIZATION OF THE SALES AND MARKETING FUNCTIONS IN GERMANY, THE UNITED KINGDOM AND THE UNITED STATES WILL BE COMPLETED ACCORDING TO SCHEDULE - This expectation may be impacted by presently unanticipated delays or expenses.

THE EXPECTATION THAT THE COMPANY'S 1999 EFFECTIVE TAX RATE WILL BE 58 PERCENT - This expectation may be impacted by the changes in the Company's level of profitability or changes in the allocation of the purchase prices made in connection with the ITK and CDC acquisitions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material exposure to market risk from market risk sensitive instruments.

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

Plaintiffs in the consolidated putative class actions have moved for class certification; the Company and its former officers have not yet responded to the motion but intend to oppose it. No date has been set for a hearing on the class certification motion. Discovery in the actions is proceeding.

Because the lawsuits are in preliminary stages, the ultimate outcomes cannot be determined at this time, and no potential assessment of their effect, if any, on the Company's financial position, liquidity or future operations can be made.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on January 27, 1999, the stockholders voted on the following:

         (a) Proposal to elect two directors, Robert S. Moe and John P. Schinas, for three-year terms. Mr. Moe was elected on a vote of 11,052,266 in favor, with 574,792 shares withholding authority to vote. Mr. Schinas was elected on a vote of 11,056,396 in favor, with 570,662 shares withholding authority to vote.

         (b) Proposal to amend the Digi International Inc. Stock Option Plan (the Plan) to reserve 700,000 additional shares of Common Stock for future awards and to extend the expiration date of the Plan from December 1, 2006 to November 24, 2008. This proposal was defeated on a vote of 3,476,400 in favor, 4,863,561 against, 145,302 abstentions and 3,141,795 broker non-votes.

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

4(b) Amendment dated January 26, 1998, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Norwest
             Bank Minnesota, National Association, as Rights Agent****

10(h)(i)     Amendment to Employment Agreement between the Company and
             Douglas J. Glader dated February 1, 1999*****

10(k) Severance Agreement between the Company and Subramanian Krishnan dated March 26, 1999

15           Letter Re: Unaudited Interim Financial Information

27           Financial Data Schedule

(b)          Reports on Form 8-K:

None.

-------------------------

*Incorporated by reference to the corresponding exhibit number to the Company's Form 10-K for the year ended September 30, 1992 (File No. 0-17972)

**Incorporated by reference to the corresponding exhibit number to the Company's Registration Statement on Form S-1 (File No. 33-42384)

***Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

****Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

*****Incorporated by reference to the corresponding exhibit number to the Company's Form 10-Q for the quarter ended December 31, 1998 (File No. 0-17972)

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIGI INTERNATIONAL INC.

Date:  May 17, 1999           By:     /s/ S. Krishnan
                                  -----------------------------------------
                                     S. Krishnan
                                     Chief Financial Officer
                                     (duly authorized officer and
                                     Principal Financial Officer)