Form 10-K/A
period 1998-09-30
DIGI INTERNATIONAL INC
filed 1999-08-16
CIK 854775

------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.

                         Commission file number: 0-17972

                             DIGI INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      41-1532464
   -------------------------------                   ----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification Number)

               11001 Bren Road East
              Minnetonka, Minnesota                       55343
     ---------------------------------------            ----------
     (Address of principal executive offices)           (Zip Code)

                                 (612) 912-3444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act: None
                         Securities registered pursuant to Section
                                12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on a closing price of $10.188 per share as reported on the National Association of Securities Dealers Automated Quotation
System-National Market System on December 11, 1998 was $133,199,994.

Shares of common stock outstanding as of December 11, 1998: 14,588,995

------------------------------------------------------------------------------

                                      INDEX


                                                                           Page

RESTATEMENT OF FINANCIAL STATEMENTS
AND CHANGES TO CERTAIN INFORMATION........................................   3

PART I.

ITEM 1.   Business........................................................   4

ITEM 3.   Legal Proceedings...............................................   7

PART II.

ITEM 6.   Selected Financial Data.........................................   9

ITEM 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  10

ITEM 8.   Financial Statements and Supplementary Data.....................  25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................  31

REPORT OF MANAGEMENT......................................................  55

REPORT OF INDEPENDENT ACCOUNTANTS.........................................  56

QUARTERLY FINANCIAL DATA (UNAUDITED)......................................  57

PART IV.

ITEM 14.  Exhibits, Financial Statements Schedules and
          Reports on Form 8-K.............................................  58

REPORT OF INDEPENDENT AUDITORS............................................  62

EXHIBIT INDEX.............................................................  64

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

The Registrant previously announced that it would revise the accounting treatment of its July 1998 acquisitions of ITK International, Inc. and Central Data Corporation in response to comments received from the Securities and Exchange Commission. Accordingly, this Annual Report on Form 10-K/A is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 1998 for the purpose of restating financial information and related disclosures for the year ended September 30, 1998. See Notes 2 and 3 to the Consolidated Financial Statements.

This Annual Report on Form 10-K/A contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," target," "estimate," `may," "will," "expect," "plan," "project" or "continue" or the negative thereof or other variations thereon or similar terminology. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which the Company operates; the need to attract and retain qualified management personnel; uncertainty in consumer acceptance of the Company's products and difficulty in integrating the Company's operations acquired primarily through acquisitions. These and other risks, uncertainties and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, its annual reports on Form 10-K and its quarterly reports on Form 10-Q, as amended, could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. These forward-looking statements speak only as of the date for which they are made. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company's serial port communications products constituted approximately 80%, 76% and 80% of net sales in fiscal 1998, 1997 and 1996, respectively. These products provide connections for two primary markets:

1. The core serial port products provide PC-host-to-terminal serial I/O (input/output) connections. These products facilitate data transmission for point-of-sale ("POS") applications, on-line transaction processing, factory automation, inventory control and office automation, among others. The onboard firmware allows the products to quickly, accurately and reliably transmit data, thereby eliminating the information bottlenecks that can result when multiple users or devices share one processing unit. These solutions primarily use multi-user, multitasking operating systems such as UNIX (and its variations), along with standard PC servers and communications cards.

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

The Company entered the Internet telephony market with the acquisition of ITK International, Inc. ("ITK International" or "ITK") in July of 1998 and its Voice over Internet Protocol ("VoIP") technology. ITK International provides the new VoIP technology with the NetBlazer 8500 gateway, a "proof of concept" product that converts voice signals to TCP/IP packets and routes them over IP networks such as the Internet and company intranets. This capability combines voice and data onto one cost-effective network and is changing the whole concept of traditional voice communication. Although the VoIP technology acquired from ITK International is still under development, the Company believes that this technology will be successful once a functioning, finished product is complete. Digi acquired ITK International for approximately $29.6 million in cash, stock, replacement stock options and the assumption of $39.8 million of liabilities and restructuring/integration costs.

The Company expanded its product lines with its acquisition of Central Data Corporation ("Central Data" or "CDC") in July 1998. The Company also acquired in-process research and development from Central Data related to Universal Serial Bus (USB) technology. This in-process technology will give customers the ability to maintain existing non-USB peripheral equipment and connect with new PCs which contain advanced USB interfaces. The Company introduced USB products in fiscal 1999. Digi acquired Central Data for approximately $21.3 million in cash, stock, replacement stock options and the assumption of $4.4 million of liabilities and restructuring/integration costs.

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

The computer industry is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. The Company believes that it is the market leader in serial port boards for server-based communications in the computer industry. With respect to the LAN business, the Company believes it commands less than a 5% market share. The Company is currently establishing its position in remote access market for the Company's RAS product lines. The Company will enter the Internet telephony market upon full development of its VoIP technology.

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

During the year ended September 30, 1998, two customers comprised more than 10% of net sales each: Ingram Micro at 15.5% and Tech Data at 13.7%. During the year ended September 30, 1997, two customers comprised more than 10% of net sales each: Ingram Micro at 15.1%, and Tech Data at 10.5%. During the year ended September 30, 1996, two customers accounted for more than 10% of net sales each: Tech Data at 13.9% and Ingram Micro at 13.4%.

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

PART II

ITEM 6.  SELECTED FINANCIAL DATA


                                                        1998               1997          1996           1995            1994
                                                  (As restated (1))
                                                  --------------------------------------------------------------------------
Net sales                                         $  182,932          $ 165,598     $ 193,151      $ 164,978        $130,945
Percentage increase (decrease)                         10.5%            (14.3)%         17.1%          26.0%           40.2%

Net (loss) income                                       (71)           (15,791)         9,300         19,331          16,701
Percentage increase (decrease)                         99.6%           (269.8)%       (51.9)%          15.7%           12.0%

Net (loss) income per share-basic                     (0.01)            (1.18)          0.70           1.42            1.17
Percentage increase (decrease)                         99.2%           (268.6)%       (50.7)%        (21.4)%           13.6%

Net (loss) income per share-
  assuming dilution                                   (0.01)            (1.18)         0.68            1.39             1.16
Percentage increase (decrease)                         99.2%           (268.6)%       (51.1)%          19.8%           13.6%

Total assets                                         192,983            118,311       129,939        126,043         102,758
Percentage increase (decrease)                         63.1%             (8.9)%          3.1%          22.7%           15.6%

Long-term debt                                        11,124

Stockholders' equity                                 121,251             95,471       109,943        105,827          91,113
Percentage increase (decrease)                         27.0%            (13.2)%          3.9%          16.1%           13.2%



              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)

(1) See notes 2 and 3 to the Company's consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following table sets forth selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of net sales.

                                                                                Increase/(Decrease)
                                               Year Ended September 30,       1998 over     1997 over
                                             1998        1997        1996          1997          1996
                                     (As restated (1))
                                     -------------------------------------------------------------------
Net sales                                   100.0%      100.0%      100.0%         10.5%       (14.3)%
Cost of sales                                48.4        51.6        48.2           3.6         (8.2)
                                            -----      ------       ------      --------      -------
Gross margin                                 51.6        48.4        51.8          17.8        (19.9)
                                            -----      ------       ------      --------      -------
Operating expenses:
  Sales and marketing                        20.4        22.1        22.5           1.7        (15.6)
  Research and develoment                     9.3        10.9        11.0          (5.6)       (15.5)
  General and administrative                  9.3        11.7         7.9         (12.0)        27.0
  Acquired in-process research
    and development                           8.8          -           -              -           -
  Restructuring                               0.5         6.3          -          (90.3)          -
                                            -----      ------       ------      --------      -------
                                             48.3        51.0        41.4           4.6          5.6

Operating income (loss)                       3.3       (2.6)        10.4         239.6       (121.5)
Other income, principally interest            1.0        0.1          0.2       1,082.2        (53.6)
AetherWorks Corporation net
  operating loss                                -       (3.5)        (1.9)       (100.0)        59.1
AetherWorks Corporation gain
  (write-off)                                 0.7       (3.5)          -         (123.4)          -
                                            -----      ------       ------      --------      -------
Income (loss) before income taxes             5.0       (9.5)          8.7        158.7       (193.4)
Provision for income taxes                    5.0        0.1           3.9     10,031.0        (98.8)
                                            -----      ------       ------      --------      -------
Net (loss) income                            0.0%      (9.5)%          4.8%       (99.6)%     (269.8)%


(1) See notes 2 and 3 to the Company's consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements made herein, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified as follows:

DIGI'S STRATEGY OF ENHANCING SEASONED BUSINESSES WHILE ACHIEVING SIGNIFICANT MARKET SHARE IN NEW HIGH-GROWTH MARKETS SUCH AS REMOTE ACCESS AND INTERNET TELEPHONY AND THE FISCAL 1999 FOCUS ON ACCELERATING BUSINESS GROWTH AND LAYING A FOUNDATION FOR CONSISTENT EARNINGS IMPROVEMENT SHOULD BE CHARACTERIZED AS FORWARD-LOOKING AND, AS SUCH, MAY INVOLVE RISKS AND UNCERTAINTIES.

THE EXPECTATION OF CONTINUED GROWTH IN DEMAND FOR AND SALES OF THE COMPANY'S REMOTE ACCESS, INTERNET TELEPHONY AND VoIP PRODUCTS, THE COMPANY'S ABILITY TO PROVIDE PRODUCTS THAT TAKE ADVANTAGE OF NEW MARKET OPPORTUNITIES AND THE COMPANY'S BELIEF THAT NEW PRODUCTS WILL BE PROFITABLE -- This expectation may be impacted by general market conditions and competitive conditions within these markets, development and acceptance of new products offered by the Company and the introduction of products by competitors in these markets.

THE EXPECTATION THAT ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT WILL REACH TECHNOLOGICAL FEASIBILITY AND LEAD TO NEW USB PRODUCTS IN 1999 AND NEW INTERNET PROTOCOL TELEPHONY PRODUCTS IN 2000 AND 2001 WHICH WILL BENEFIT THE COMPANY IN THE FUTURE AND THE COMPANY'S ESTIMATION OF THE COSTS ASSOCIATED WITH SUCH DEVELOPMENT -- This expectation may be impacted by unanticipated expenses or obstacles to development, general market conditions or changes in competitive conditions.

THE COMPANY'S ASSUMPTIONS REGARDING REVENUE GROWTH, COST OF SALES, AND THE WEIGHTED AVERAGE COST OF CAPITAL USED TO VALUE IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED IN RECENT ACQUISITIONS -- These assumptions may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, the useful lives of such products once developed, component shortages, and technological advances and other changes in competitive conditions that would affect the value of the acquired in-process research and development.

THE BELIEF THAT THE COMPANY'S CURRENT FINANCIAL RESOURCES, CASH GENERATED FROM OPERATIONS AND THE COMPANY'S POTENTIAL CAPACITY FOR DEBT AND/OR EQUITY FINANCING WILL BE SUFFICIENT TO FUND CURRENT AND ANTICIPATED BUSINESS OPERATIONS -- Changes in anticipated operating results, credit availability and equity market conditions may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

THE COMPANY'S BELIEF THAT EVALUATIONS AND MODIFICATIONS OF YEAR 2000 COMPLIANCE MATTERS, INCLUDING YEAR 2000 COMPLIANCE OF THIRD PARTY SUPPLIERS, WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATIONS OR FINANCIAL POSITION -- This belief may be impacted by presently unanticipated delays in assessment or remediation, unanticipated increases in costs or non-compliance by third parties.

THE COMPANY'S EXPECTATION THAT VARIOUS RESTRUCTURING ACTIVITIES IN CONNECTION WITH THE ACQUISITION OF ITK INTERNATIONAL, INC. AND CENTRAL DATA CORPORATION WILL BE COMPLETED ACCORDING TO SCHEDULE -- This expectation may be impacted by presently unanticipated delays or expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


RESTATEMENT

The Company previously announced it would revise the accounting treatment of its July 1998 acquisitions of ITK and CDC in response to comments received from the Securities and Exchange Commission. The following discussion includes all changes that have been made related to the restatement. See also Notes 2 and 3 of the consolidated financial statements.


NET SALES

The $17.3 million increase in net sales from 1997 to 1998 and the $27.6 million decrease in net sales from 1996 to 1997 occurred within the Company's principal product groups as follows:



                                                                   Annual Sales
                                                              ----------------------
                           Percent of Annual Net Sales        Increase    (Decrease)
                           ---------------------------
                            1998      1997       1996           1998         1997
                            ----      ----       ----           ----         ----
Server Based                79.9%     75.7%      80.2%          16.6%       (19.1)%
Physical Layer              20.1%     23.9%      18.9%          (6.9)%        8.2%
Other                        0.0%      0.4%       0.9%         100.0%       (56.5)%


Net sales in fiscal 1998 increased from fiscal 1997 largely because the Company reduced inventory levels in the North American distribution channel throughout 1997 and into the first quarter of fiscal 1998. This resulted in a net increase in sales within the distribution channel during the remainder of 1998. In addition, during the third and fourth quarters of fiscal 1998, the Company gave extended credit terms to North American distributors which provided incentive for them to increase their purchases. Such incented increases in sales to these customers could result in a decrease in sales to these customers in fiscal year 1999. The Company's fiscal 1998 net sales also increased due to the addition of $9.7 million in fourth-quarter sales made by newly acquired ITK International, Inc. (ITK) and Central Data Corporation (CDC). Net sales in 1997 declined from 1996 primarily due to the Company's inventory reductions in the North American distribution channel.

Net sales to original equipment manufacturers (OEMs), as a percentage of total net sales, declined to 22.2% versus 23.5% in 1997. The decrease was principally a function of higher net sales to the distribution market.
Net sales to OEMs for 1996 were 20.3% of total sales.

Net sales to the distribution markets, as a percentage of total net sales, increased to 69.3% in 1998, compared to 64.1% in 1997. This increase was a result of the Company's 1997 inventory reductions in the North American distribution channel, as previously discussed. Net sales to the distribution market for 1996 represented 65.5% of total net sales.

During fiscal years 1998, 1997 and 1996, the Company's net sales to customers outside the United States, primarily in Europe, were approximately $38.5 million, $39.6 million and $39.9 million, respectively, comprising approximately 21.1%, 23.9% and 20.0% of total net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


GROSS MARGIN

Gross margin in 1998 rose to 51.6%, compared to 48.4% in 1997. The increase was due to more stringent cost control and favorable product mix. Gross margin also benefited as net sales of historically lower-margin products -- largely OEM and certain physical layer products -- declined as a percentage of total net sales. Offsetting the favorable sales mix were increases in inventory valuation reserves, sales discounts granted, and a higher proportion of lower margin products sold in the fourth quarter of fiscal 1998 due to the acquisition of CDC and ITK. Gross margins on total ITK and CDC sales in the fourth quarter of fiscal 1998 were 44.0%. Gross margin in 1996 was 51.8%. The 1997 gross margin decline was principally due to the increase of OEM and physical layer product net sales as a percentage of total net sales as sales to the distribution markets were intentionally reduced in 1997. The Company increased its reserves for excess and obsolete inventories approximately $2.6 million in 1998. In 1997, these reserves increased approximately $1.5 million from the 1996 level.


OPERATING EXPENSES

Operating expenses in 1998 declined 3.7% from 1997, excluding acquired in-process research and development charges of $16,064,933 recorded in 1998 and the restructuring charges recorded in 1998 and 1997 of $1,020,000 and $10,471,482, respectively. The operating expense decline reflected reductions in the workforce, decreased marketing costs and cost savings achieved through the consolidation of U.S. research and development efforts, offset by CDC and ITK operating expenses of $3.8 million. General and administrative expenses declined in 1998 due to workforce reductions and cost-saving initiatives, offset by increased intangible asset amortization. Operating expenses in 1997 declined 7.5% from 1996, excluding restructuring charges. The decline resulted from cost-saving measures similar to those executed in 1998. General and administrative expenses increased 27.0% in 1997 from 1996 due to an increase in the provision for losses on accounts receivable, cost of management information systems and increased facilities expenditures.

The $1,020,000 restructuring charge recorded in the fiscal 1998 fourth quarter was associated with a board-approved plan to consolidate existing offices in Germany with those acquired from ITK. The charge consists principally of rent, contractual payments on office equipment, write-offs of leasehold improvements and termination costs associated with the elimination of six positions. These activities are expected to be completed by the end of fiscal year 1999. No portion of this liability has been paid as of September 30, 1998. (See Note 4 to the Company's consolidated financial statements).

The $10,471,482 restructuring charge recorded in the fiscal 1997 second quarter was related to a board-approved plan to consolidate operations and reduce costs and expenses. The restructuring charge consisted of $1,259,769 in net cash expenditures (primarily employee termination costs), all of which had been paid as of September 30, 1997, and $9,211,713 resulting from the write-down of asset carrying values. (See Note 4 to the Company's consolidated fiancial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

ACQUISITION OF ITK INTERNATIONAL, INC.:

In July 1998, the Company acquired all of the outstanding common stock of ITK. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, including estimated restructuring and integration costs of $3,484,000. (See Note 4 to the Company's consolidated financial statements).

Components of the purchase consideration, including related transaction costs, consist of $14,767,154 in cash, the Company's common stock with a market value of $12,501,183 and $2,316,415 of replacement stock options issued by the Company to ITK option holders. The cash and the Company's common stock were issued in exchange for outstanding shares of ITK's common stock and the Company's stock options were issued in exchange for the outstanding ITK common stock options. The value of the Company's common stock issued was based on a per share value of approximately $21.69, calculated as the average market price of the Company's common stock during the two business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the transaction. The value of the Company's common stock options is based on the estimated fair value of these options, as of the date the transaction was consummated, using the Black-Scholes valuation model.

The table below is an analysis of the purchase price allocation.


Cash and fair value of Company's common
  stock and common stock options issued                              $28,146,369
Direct acquisition costs                                               1,438,383
ITK liabilities assumed, including estimated
  restructuring and integration costs of $3,484,000                   39,784,248
                                                                      ----------
Total purchase price                                                  69,369,000

Estimated fair value of tangible assets
  acquired, including $5,772,000 of deferred tax assets               27,440,814
Estimated fair value of:
  IPR&D                                                               11,330,100
  Identifiable intangible assets                                      21,100,000
  Goodwill                                                            17,727,086
  Deferred tax liabilities related to identifiable intangibles        (8,229,000)
                                                                     -----------
                                                                     $69,369,000
                                                                     -----------
                                                                     -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF ITK INTERNATIONAL, INC.: (CONTINUED)

At the time of the Company's acquisition, ITK described itself as a Remote Access Server (RAS) product company. Although ITK did offer its own line of ISDN cards and networking boards, the Company's acquisition was made principally to acquire the voice over Internet Protocol (VoIP) technology under development by ITK. This VoIP technology, if successfully developed, would allow users to send packetized voice signals through the Internet. The Company believes that the VoIP technology under development at the time of the acquisition could provide for the development of products which would be a natural extension of the Company's current product offerings and could position the Company to address substantially larger markets than the markets served by the Company's current products.

At the time of the acquisition, ITK had developed a proof of concept prototype product ("NetBlazer 8500") which demonstrated that the method of voice and data compression under development by ITK and the method of combining VoIP and remote access functionality under development by ITK had the potential to be further developed into a product marketable to "Carrier Class" telephone companies. However, the NetBlazer 8500 required further development before it could meet the technical and functional requirements of such customers. Accordingly, the Company is uncertain whether the VoIP technology being developed will ultimately meet the technical requirements of Carrier Class telephony customers or whether it will be commercially viable.

As of the date of the acquisition, the nature of the development efforts related to the purchased, in-process research and development projects, as well as the efforts required to complete development of those projects into commercially viable products included development projects to address the following: (a) development of enhanced technical attributes, including enhanced port density, redundancy, network management capabilities, a higher fault tolerance, compliance with telephone industry standards such as "SS7" and "NEBS" compliancy; (b) development of significant hardware and software functions considered integral to a product with broad appeal to end users and the telephone companies, including computer-to-phone capabilities, interoperability with other vendor's gateways, one-stage dialing , local tone simulation and announcements, end-to-end transparent disconnect cause delivery and real-time FAX-over capabilities, among others; and (c) re-engineering of the prototype design to permit cost effective manufacture and commercial use, including migration from a UNIX operating system to a Windows NT operating system.

It is not certain that development efforts on these projects will allow for Carrier Class telephone company and end-user specifications to be met. Failure to achieve these specifications or to achieve market viability will cause the VoIP projects to fail. If these products are not successfully developed, the sales and profitability of the combined Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF ITK INTERNATIONAL, INC.: (CONTINUED)

Management estimates that $11.3 million of the purchase price represents the fair value of purchased in-process research and development related to the VoIP projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non tax-deductible charge upon consummation of the acquisition.

The Company utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. This estimate is based on the following assumptions:

- The estimated revenues are based upon projected average annual revenue growth rates from future products expected to be derived once technological feasibility is achieved of between 18% and 65% during the period from 2000 through 2005, starting with an estimated growth rate of 65% from 2000 to 2001 with steadily declining rates of estimated revenue growth through 2005. Estimated total revenues expected from products to be developed using purchased in-process research and development peak in the year 2005 and decline rapidly in 2006 and 2007 as other new products are expected to enter the market. These projections are based on estimates made by the Company's management of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by ITK and its competitors.

- The estimated costs of sales are based upon the historical, stand-alone costs of ITK without considering any synergies due to the acquisition by the Company.

- The estimated selling, general and administrative expenses of between 37% and 32% of revenues from 2000 through 2003 and between 29% and 27% of revenues between 2004 and 2007, are based upon the estimated expense levels of ITK as derived from the historical, stand-alone costs of ITK without considering any synergies due to the acquisition by the Company.

- The discount rate utilized in the alternative income valuation approach is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC estimated by an independent third-party appraiser for the Company, as a corporate business enterprise is 14%. The discount rate used in the alternative valuation approach was 30%. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including uncertainty surrounding the successful development of purchased research and development, the estimated useful life of such completed research and development, the profitability levels of such completed research and development and the uncertainty of technological advances that are unknown at this time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF ITK INTERNATIONAL, INC.: (CONTINUED)

The Company estimated that the purchased in-process research and development related to VoIP was 83% complete as of the acquisition date. This estimate was based upon research and development costs incurred to date compared to total estimated development costs. As of the date of acquisition, the estimated cost to complete the VoIP to a point of technological feasibility was approximately $2.3 million, expected to be incurred over a period of approximately 20 months following the acquisition. This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

The Company is continuing development of the acquired in-process VoIP technology and, as of June 30, 1999, believes that its development efforts are on schedule to meet the product release schedule referred to above without any significant changes in its research and development costs. However, these expectations are subject to change, given the uncertainties of the development process and changes in market expectations.

The identifiable intangible assets of $21,100,000 included in the purchase price allocation set forth above are comprised of proven technology with an estimated fair value of $19,700,000 and an assembled workforce with an estimated fair value of $1,400,000, which have estimated useful lives of five years and six years, respectively. The remaining unallocated purchase price represents goodwill of $17,727,086, which is being amortized over seven years. With regard to the proven technology, the Company intends to further enhance the strengths of this product range and implement a plan to gain leadership in the ISDN market. The Company's core asset is the comprehensive set of common application programming interface (CAPI) and CAPI-enhancing features combined with highly intelligent ISDN protocol implementation which provide for integration into server-based communication solutions for the media communication market.


ACQUISITION OF CENTRAL DATA CORPORATION:

In July 1998, the Company acquired all of the outstanding common stock of CDC. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, including estimated restructuring and integration costs of $750,000. (See Note 4 to the Company's consolidated financial statements).

Components of the purchase consideration, including related transaction costs, consist of $14,261,965 in cash, the Company's common stock with a market value of $4,326,721 and $2,693,236 of replacement stock options issued by the Company to CDC option holders. The cash and the Company's common stock were issued in exchange for outstanding shares of CDC's common stock and the Company's stock options were issued in exchange for the outstanding CDC common stock options. The value of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF CENTRAL DATA CORPORATION: (CONTINUED)

Company's common stock issued was based on a per share value of approximately $21.69, calculated as the average market price of the Company's common stock during the two business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the transaction. The value of the Company's common stock options is based on the estimated fair value of these options, as of the date the transaction was consummated, using the Black-Scholes valuation model.

The table below is an analysis of the purchase price allocation.



Cash and fair value of Company's common
  stock and common stock options issued                           $  20,980,482
Direct acquisition costs                                                301,440
CDC liabilities assumed, including estimated
  restructuring and integration costs of $750,000                     4,394,617
                                                                  -------------
Total purchase price                                                 25,676,539

Estimated fair value of tangible assets acquired                      5,252,408
Estimated fair value of:
  IPR&D                                                               4,734,833
  Identifiable intangible assets                                      9,800,000
  Goodwill                                                            9,711,298
  Deferred tax liabilities related to identifiable intangibles       (3,822,000)
                                                                  -------------
                                                                  $  25,676,539
                                                                  -------------


Although CDC did offer its own line of traditional serial port connectivity products, the Company's acquisition was made principally to acquire the Universal Serial Bus (USB) technology under development by CDC. This USB technology, if successfully developed, would broaden the Company's product offerings to include this new, emerging industry-standard port technology. Management considers such a product offering integral to its future market share because the marketplace is migrating from the traditional serial I/O (input/output) technology (in which the Company has significant market share) to USB technology. The Company also believes that it can reduce its time to market by 12 to 18 months by acquiring CDC's in-process research and development rather than initiating development of its own USB technology.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF CENTRAL DATA CORPORATION: (CONTINUED)

At the time of acquisition, CDC had developed a prototype of both the 2-port and 4-port USB connectivity technologies that demonstrated the validity of CDC's product development plan. However, the USB technology development was still in process, and required significant development work and field testing before it could meet the technical and functional requirements of customers and achieve commercial viability. Accordingly, the Company was uncertain whether the technology being developed could ultimately meet the technical and economic requirements of the marketplace and become commercially viable.

As of the date of the acquisition, the nature of the development efforts related to the purchased, in-process research and development projects, as well as the efforts required to complete development of those projects into commercially viable products included: (a) development of new hardware designs and software engineering relating to a complete reengineering of the in-process USB technology; (b) development of new hardware designs for 8-port USB products; and
(c) development of a new "hub" architecture to support the CDC USB technology.

It is not certain that development efforts on these projects will allow for user specifications to be met or commercial viability to be achieved. Failure to achieve these specifications or to achieve market viability will cause the USB projects to fail. If these products are not successfully developed, the sales and profitability of the combined Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

Management estimates that $4.7 million of the purchase price represents the fair value of purchased in-process research and development related to the USB projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non tax-deductible charge upon consummation of the acquisition.

The Company utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

- The estimated revenues are based upon projected average annual revenue growth rates form future products expected to be derived once technological feasibility is achieved of between 9% and 52% during the period from 1999 through 2002, starting with an estimated growth rate of 52% from 1999 to 2000 with a declining rate of estimated revenue growth through 2002. Estimated total revenues expected from products to be developed using purchased in-process research and development peak in the year 2002 and decline rapidly in 2003 and 2004 as other new products are expected to enter the market. These projections are based on estimates made by the Company's management of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by CDC and its competitors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF CENTRAL DATA CORPORATION: (CONTINUED)

- The estimated costs of sales are based upon the historical, stand-alone costs of CDC without considering any synergies due to the acquisition by the Company.

- The estimated selling, general and administrative expenses of between 35% and 30% of revenues from 1999 to 2003 and 27% of revenues in 2004, are based upon the estimated expense levels of CDC as derived from the historical, stand-alone costs of CDC without considering any synergies due to the acquisition by the Company.

- The discount rate utilized in the alternative income valuation approach is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC estimated by an independent third-party appraiser for the Company, as a corporate business enterprise is 14%. The discount rate used in the alternative valuation approach was 30%. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including uncertainty surrounding the successful development of purchased research and development, the estimated useful life of such completed research and development, the profitability levels of such completed research and development and the uncertainty of technological advances that are unknown at this time.

The Company estimated that the purchased in-process research and development related to USB was 87% complete as of the acquisition date. This estimate was based upon research and development costs incurred to date compared to total estimated development costs. As of the date of acquisition, the estimated cost to complete the USB technology to a point of technological feasibility was approximately $600,000, expected to be incurred over a period of approximately nine months following the acquisition. This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

The Company is continuing development of the acquired in-process USB research and development and has developed and released USB products, with initial product revenues generated during November 1998. Completion of the in-process USB research and development was achieved without any significant changes in the estimated research and development costs.

The identifiable intangible assets of $9,800,000 included in the purchase price allocation set forth above are comprised of proven technology with an estimated fair value of $9,400,000, and an assembled workforce with an estimated fair value of $400,000, which have estimated useful lives of five years and six years, respectively. The remaining unallocated purchase price represents goodwill in the amount of $9,711,298, which is being amortized over seven years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

OTHER INCOME

Other income for 1998 increased approximately $3.0 million, as the Company earned higher interest income on its increased cash and cash equivalent balances. Other income also included a fiscal 1998 third-quarter reversal of a $1.4 million previously accrued obligation related to lease guarantees for AetherWorks Corporation. As discussed in the next item below, the obligation is no longer required because the Company is no longer the primary guarantor for these leases.

AETHERWORKS CORPORATION
NET LOSS AND WRITE-OFF

In connection with the Company's previously purchased $13.8 million of convertible notes from AetherWorks Corporation, in May 1998 the Company exchanged such notes for a non-interest bearing $8.0 million non-convertible note and was released from all of its guarantees of certain lease obligations of AetherWorks. Due to significant uncertainty as to its collectibility, the $8.0 million note, which matures in 2001, has been recorded by the Company as having no carrying value. In fiscal 1997 and 1996, the Company used the equity method to account for its investment in AetherWorks and recorded net losses of $5.8 million and $3.6 million, respectively. These net losses represent 100% of AetherWorks' losses for those years. The percentage of AetherWorks' net losses included in the Company's financial statements was based upon the percentage of financial support provided by the Company (versus other investors) during those years. The Company wrote off its investment in AetherWorks as of September 30, 1997, and recorded a $5.8 million charge, composed of its $2.4 million remaining investment, its $2.0 million remaining obligation to purchase additional notes and $1.4 million for the obligation to guarantee certain AetherWorks leases. The Company no longer has any funding obligations or any potential equity interest in or management control over AetherWorks. Consequently, the Company has not included any of AetherWorks' net losses in its results of operations during fiscal 1998.

INCOME TAXES

The Company recorded a $9.3 million tax provision for 1998. This tax provision was required primarily because the write-off of acquired in-process research and development and the because amortization of certain intangible assets and goodwill acquired in the purchase of ITK and CDC is not deductible for income tax reporting purposes. In 1997, the Company recorded a $0.1 million tax provision, while reporting a pre-tax loss for that year. That provision was necessary due to the non-deductibility of certain intangible assets written off as part of the restructuring charge, the AetherWorks net losses and the related investment write-off. In addition, the Company had also provided additional provision in connection with an IRS examination of certain tax returns filed in prior years. In 1996, the Company recorded a $7.5 million income tax provision at a higher rate than the federal statutory rate due primarily to the nondeductability of the AetherWorks net losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

INFLATION

The Company believes inflation has not had a material effect on its operations or its financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations, and, in prior years, with proceeds from earlier public offerings. Investing activities in 1998 consisted of the acquisitions of ITK and CDC for a combined purchase price of $95.0 million, including the issuance of $16.8 million of common stock, $5.0 million of replacement stock options, $29.0 million of cash payments, and $44.2 million of liabilities assumed, including estimated restructuring and integration costs of $4.2 million. In connection with the acquisitions, the Company also assumed $22.1 million in line of credit obligations and long-term debt in the fourth quarter of fiscal 1998, reflecting the outstanding debt of ITK and CDC.

Other investing activities in 1998 consisted primarily of purchases of $5.8 million of equipment and capital improvements, including a new enterprise-wide computer system. In addition, the final payments totaling $2 million for AetherWorks Corporation notes were made in 1998.

In September 1998, the Board of Directors authorized a program to repurchase up to one million shares of the Company's common stock for use in the Company's benefit plans. As of September 30, 1998, 15,000 shares had been repurchased under this program.

Investing activities in 1997 consisted of purchases of $8.8 million of equipment and capital improvements and the purchase of $6.5 million of additional convertible notes from AetherWorks Corporation.

At September 30, 1998, the Company had working capital of $37.9 million and debt totaling $22.1 million. The Company maintains lines of credit with various financial institutions providing for borrowings of up to $25,707,000, depending upon levels of eligible accounts receivable and inventories. As of September 30, 1998, $10,707,000 had been borrowed under these lines of credit. The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

FOREIGN CURRENCY TRANSLATION

Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars -- except for approximately $5.8 million in Deutschemark-denominated sales made through the Company's newly-acquired subsidiary, ITK. In future periods, a significant portion of sales made through ITK will be made in Deutschemarks until full integration of the "euro" is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope of the Company's foreign operations as of September 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


FOREIGN CURRENCY TRANSLATION (CONTINUED)

Effective January 1, 1999, eleven states of the European Union will convert to a common currency, called the "euro." This action will most likely cause the majority of the Company's European transactions to be negotiated, invoiced and paid in "euros." The conversion will most likely add currency exchange costs and risks, although such costs and risks are not quantifiable at this time.

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

The Company believes its implementation of a new enterprise-wide information management system, principally installed to improve operating efficiency, will address the Company's internal year 2000 compliance issues. Because of the acquisitions of ITK and CDC, the world-wide rollout of this system will not be completed until the late summer of calendar year 1999. If necessary conversions are not completed on a timely basis, the year 2000 could have a material adverse effect on the Company's operations. Overall, management believes the year 2000 will not have a significant impact on operations.

The Company plans to continue with remediation and testing efforts with both its products and internal systems to further mitigate any risks associated with the year 2000. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the year 2000 project will not be completed in a timely manner, but, as part of the overall project, the Company will continue to assess the need for a contingency plan based on the Company's periodic evaluation of target dates for the completion of the year 2000 project.

The Company faces risk to the extent that suppliers of products and services purchased by the Company and others with whom the Company transacts business on a world-wide basis do not have business products and services that comply with year 2000 requirements. The Company has obtained assurances from most of its key suppliers that their products and services are year 2000 compliant. In the event any such third parties cannot, in a timely manner, provide the Company with products and services that meet the year 2000 requirements, the Company's operating results could be materially adversely affected.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. Statement No. 130 will be initially effective for the first quarter of the Company's fiscal year ending September 30, 1999. Adoption of Statement of Financial Accounting Standards No. 130 will not impact the results of operations or the financial position of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes Statement No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their operating segments, in annual financial statements and would require that those enterprises report selected segment information in interim financial reports to stockholders. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. Statement No. 131 will be effective for the Company beginning with the first quarter of the Company's fiscal year ending September 30, 1999. Management has not yet completed its analysis of the effects of Statement No. 131 on its financial reporting.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will be effective for the Company beginning with the Company's fiscal year ending September 30, 2000. As the Company presently has no derivative instruments and is not involved in hedging activity, the Company does not expect the adoption of Statement No. 133 to have an impact on the results of operations or the financial position of the Company.

In October 1997, Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 will become effective for the Company's fiscal year ending September 30, 1999. The adoption of SOP 97-2 is not expected to have a significant impact on the results of operations or financial position of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS



For the fiscal years ended September 30                                           1998                1997                 1996
                                                         As Restated-See Notes 2 and 3
                                                                             ------------------------------------------------------

Net sales                                                                    $ 182,931,670       $ 165,597,937        $ 193,150,898
Cost of sales                                                                   88,539,156          85,482,536           93,108,624
                                                                             -------------       -------------        -------------
Gross Margin                                                                    94,392,514          80,115,401          100,042,274

Operating expenses:
  Sales and marketing                                                           37,288,027          36,671,271           43,449,864
  Research and development                                                      16,963,410          17,978,135           21,279,551
  General and administrative                                                    17,011,504          19,324,777           15,215,512
  Acquired in-process research and development                                  16,064,933
  Restructuring                                                                  1,020,000          10,471,482
                                                                             -------------       -------------        -------------

Total operating expenses                                                        88,347,874          84,445,665           79,944,927
                                                                             -------------       -------------        -------------

Operating income (loss)                                                          6,044,640          (4,330,264)          20,097,347
Other income, net                                                                1,818,286             153,809              331,789
AetherWorks Corporation net operating loss                                                          (5,764,201)          (3,623,776)
AetherWorks Corporation gain (write-off)                                         1,350,000          (5,758,548)
                                                                             -------------       -------------        -------------

Income (loss) before income taxes                                                9,212,926         (15,699,204)          16,805,360
Provision for income taxes                                                       9,284,020              91,640            7,505,140
                                                                             -------------       -------------        -------------

Net (loss) income                                                            $     (71,096)      $ (15,790,844)         $ 9,300,220
                                                                       ============================================================

Net (loss) income per common share,
  basic                                                                      $      (0.01)       $       (1.18)          $     0.70
                                                                       ============================================================

Net (loss) income per common share,
  assuming dilution                                                          $      (0.01)       $       (1.18)          $     0.68
                                                                       ============================================================

Weighted average common shares, basic                                           13,729,765          13,393,408           13,323,564
                                                                       ============================================================

Weighted average common shares,
  assuming dilution                                                             13,729,765          13,393,408           13,583,468
                                                                       ============================================================


The accompanying notes are an integral part of the consolidated financial statements


CONSOLIDATED BALANCE SHEETS
At September 30,                                                                   1998                 1997
                                                          As Restated-See Notes 2 and 3
                                                                                   ---------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  10,355,368         $ 31,329,666
  Accounts receivable, net                                                           48,549,145           25,658,522
  Inventories, net                                                                   27,365,924           23,683,312
  Other                                                                               6,139,941            4,147,942
                                                                                  -------------        -------------
    Total current assets                                                             92,410,378           84,819,442

Property, equipment and improvements, net                                            33,990,923           23,617,696
Intangible assets, net                                                               63,602,435            6,876,597
Other                                                                                 2,978,883            2,997,601
                                                                                  -------------        -------------
    Total assets                                                                  $ 192,982,619        $ 118,311,336
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Borrowings under line of credit agreements                                      $  10,707,000
  Current portion of long-term debt                                                     264,025
  Accounts payable                                                                   15,255,175         $ 10,118,921
  Income taxes payable                                                                3,797,588            1,771,986
  Accrued expenses:
    Advertising                                                                       2,651,742            2,847,672
    Compensation                                                                      6,776,292            2,388,468
    AetherWorks Corporation funding obligation                                                             3,350,000
    Other                                                                             9,808,835            2,363,258
  Restructuring reserves                                                              5,254,000                    -
                                                                                  -------------        -------------
Total current liabilities                                                            54,514,657           22,840,305
                                                                                  -------------        -------------

Long-term debt                                                                       11,124,446
Net deferred income taxes                                                             5,817,933
Other                                                                                   275,000                    -
                                                                                  -------------        -------------
Total liabilities                                                                    71,732,036           22,840,305
                                                                                  -------------        -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value:  2,000,000 shares authorized;
   none outstanding
  Common stock, $.01 par value;  60,000,000 shares authorized;
   15,790,975 and 14,727,256 shares issued                                              157,910              147,273
  Additional paid-in capital                                                         70,461,123           44,403,102
  Retained earnings                                                                  75,042,806           75,113,902
  Cumulative foreign currency translation adjustment                                   (815,809)
                                                                                  -------------        -------------
                                                                                    144,846,030          119,664,277
Unearned stock compensation                                                          (1,700,635)          (1,787,658)
Treasury stock, at cost, 1,247,094 and 1,269,492 shares                             (21,894,812)         (22,405,588)
                                                                                  -------------        -------------
    Total stockholders' equity                                                      121,250,583           95,471,031
                                                                                  -------------        -------------
    Total liabilities and stockholders' equity                                    $ 192,982,619        $ 118,311,336
                                                                                  ==================================


The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the fiscal years ended September 30,                                           1998             1997             1996
                                                          As Restated-See Notes 2 and 3
                                                                             -----------------------------------------------------
Operating activities:
  Net (loss) income                                                               $    (71,096)    $  (15,790,844)   $   9,300,220
  Adjustments to reconcile net (loss) income to
  cash provided by (used in) operating activities:
    Acquired in-process research and development                                    16,064,933
    Restructuring                                                                    1,020,000          9,211,713
    Depreciation of property and equipment                                           5,174,725          5,587,132        5,017,735
    Amortization of intangibles                                                      3,665,879          1,114,023        1,320,457
    AetherWorks Corporation net loss                                                                    5,764,201        3,623,776
    AetherWorks Corporation (gain) write-off                                        (1,350,000)         5,758,548
    Loss on sale of fixed assets                                                       159,498            760,555          238,222
    Provision for losses on accounts receivable                                        708,992          1,933,251          262,164
    Provision for inventory obsolescence                                             3,414,270          2,910,988        1,455,895
    Deferred income taxes                                                           (1,251,611)        (1,787,933)        (393,153)
    Stock compensation                                                                 895,401            244,569          204,973
    Changes in operating assets and liabilities:
      Accounts receivable                                                          (17,687,833)        15,283,125      (11,176,126)
      Inventories                                                                     (569,839)         3,780,241       (7,808,974)
      Income taxes payable (receivable)                                                883,900          3,447,612       (1,545,461)
      Other assets                                                                  (3,227,695)           713,772       (1,953,252)
      Accounts payable                                                                 279,238         (2,430,817)         443,223
      Accrued expenses                                                               2,279,156            153,448         (664,452)
                                                                                   -----------        -----------      -----------
         Total adjustments                                                          10,460,014         52,444,428      (10,974,973)
                                                                                   -----------        -----------      -----------
         Net cash provided by (used in) operating activities                        10,388,918         36,653,584       (1,674,753)
                                                                                   -----------        -----------      -----------

Investing activities:
  Purchase of property and equipment and certain other intangible assets            (5,816,163)        (8,841,473)     (12,902,436)
  Proceeds from sale of fixed assets                                                                                     1,133,197
  Proceeds from held-to-maturity marketable securities                                                                  20,640,962
  Proceeds from available-for-sale marketable securities                                                                13,060,000
  Purchase of held-to-maturity marketable securities                                                                      (482,187)
  Purchase of available-for-sale marketable securities                                                                  (5,250,000)
  Business acquisitions, net of cash acquired                                      (27,356,560)
  Investment in AetherWorks Corporation                                             (2,000,000)        (6,500,000)      (5,296,525)
                                                                                   -----------        -----------      -----------
      Net cash (used in) provided by investing activities                          (35,172,723)       (15,341,473)      10,903,011
                                                                                   -----------        -----------      -----------

                               Continued Next Page

For the fiscal years ended September 30,                                    1998               1997           1996
                                                                        As Restated-
                                                                   See Notes 2 and 3
                                                                  ---------------------------------------------------
Financing activities:
  Payments on long-term debt                                                (73,000)
  Proceeds from the issuance of long-term debt                            2,064,865
  Purchase of treasury stock                                               (153,750)                       (7,249,325)
  Stock option transactions, net                                          2,310,572           539,838       1,659,838
  Employee stock purchase plan transactions, net                            471,629           534,327         200,888
                                                                       ------------        ----------    ------------
      Net cash provided by (used in) financing activities                 4,620,316         1,074,165      (5,388,599)
                                                                       ------------        ----------    ------------

Effect of exchange rates changes on cash and cash equivalents              (810,809)
Net (decrease) increase in cash and cash equivalents                    (20,974,298)       22,386,276       3,839,659
Cash and cash equivalents, beginning of period                         $ 31,329,666      $  8,943,390     $ 5,103,731
                                                                       ------------        ----------    ------------
Cash and cash equivalents, end of period                               $ 10,355,368      $ 31,329,666     $ 8,943,390
                                                                       ------------        ----------    ------------
                                                                       ------------        ----------    ------------
Supplemental Cash Flows Information:
Interest paid                                                           $   224,730         $ 208,000       $ 224,730
Income taxes paid                                                       $ 7,463,578         $ 238,439     $ 8,944,627

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statements of Stockholders' Equity
For the years ended September 30, 1998, 1997 and 1996


                                                        Common Stock              Treasury Stock          Additional
                                                     Shares     Par Value      Shares        Value      Paid-in-Capital
                                                 -----------------------------------------------------------------------
Balances, September 30, 1995                       14,562,958   $ 145,630    1,032,729  $ (16,631,542)   $ 41,306,320

Purchase of treasury stock, at cost                                            315,000     (7,249,325)
Employee stock purchase issuances                                               (8,835)       200,888
Issuance of stock options at below
  market prices                                                                                                 12,50
Stock compensation
Issuance of stock upon exercise
  of stock options                                    114,192       1,142                                   1,159,569
Tax benefit realized upon exercise
  of stock options                                                                                            499,127
Forfeiture of stock options                                                                                  (110,758)
Net income
----------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1996                       14,677,150     146,772    1,338,894    (23,679,979)     42,866,758

Employee Stock Purchase issuances                                              (69,402)     1,274,391        (740,064)
Issuance of stock options at below
   market prices                                                                                            1,892,015
Stock compensation
Issuance of stock upon exercise of
   stock options, net of withholding                   50,106         501                                     379,720
Tax benefit realized upon exercise
   of stock options                                                                                           159,617
Forfeiture of stock options                                                                                  (154,944)
Net loss
----------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1997                       14,727,256     147,273    1,269,492    (22,405,588)     44,403,102

Issuance of stock for acquisitions                    775,837       7,758                                  21,829,797
Purchase of treasury stock, at cost                                             15,000       (153,750)
Employee Stock Purchase issuances                                              (37,398)       664,526        (192,897)
Issuance of stock options at below
   market prices                                                                                              977,697
Stock compensation
Issuance of stock upon exercise of
   stock options, net of withholding                  287,882       2,879                                   2,307,742
Tax benefit realized upon exercise
   of stock options                                                                                         1,305,001
Forfeiture of stock options                                                                                  (169,319)
Foreign currency translation adjustment
Net loss
----------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1998,
  As Restated-See Notes 2 and 3                    15,790,975   $ 157,910    1,247,094   $(21,894,812)   $ 70,461,123
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements


                               Continued Next Page

Consolidated Statements of Stockholders' Equity
For the years ended September30, 1998, 1997 and 1996

                                                                 Unearned                          Total
                                                   Retained        Stock        Cumulative     Stockholders'
                                                   Earnings     Compensation    Translation       Equity
                                                 ------------------------------------------------------------
Balances, September 30, 1995                     $ 81,604,526    $ (598,387)                   $ 105,826,547

Purchase of treasury stock, at cost                                                               (7,249,325)
Employee stock purchase issuances                                                                    200,888
Issuance of stock options at below
  market prices                                 0                   (12,500)
Stock compensation                                                  204,973                          204,973
Issuance of stock upon exercise
  of stock options                                                                                 1,160,711
Tax benefit realized upon exercise
  of stock options                                                                                   499,127
Forfeiture of stock options                                         110,758
Net income                                          9,300,220                                      9,300,220
-------------------------------------------------------------------------------------------------------------

Balances, September 30, 1996                       90,904,746      (295,156)                     109,943,141

Employee Stock Purchase issuances                                                                    534,327
Issuance of stock options at below
   market prices                                                 (1,892,015)
Stock compensation                                                  244,569                          244,569
Issuance of stock upon exercise of
   stock options, net of withholding                                                                 380,221
Tax benefit realized upon exercise
   of stock options                                                                                  159,617
Forfeiture of stock options                                         154,944
Net loss                                          (15,790,844)                                   (15,790,844)
-------------------------------------------------------------------------------------------------------------

Balances, September 30, 1997                       75,113,902    (1,787,658)                      95,471,031

Issuance of stock for acquisitions                                                                21,837,555
Purchase of treasury stock, at cost                                                                 (153,750)
Employee Stock Purchase issuances                                                                    471,629
Issuance of stock options at below
   market prices                                                   (977,697)
Stock compensation                                                  895,401                          895,401
Issuance of stock upon exercise of
   stock options, net of withholding                                                               2,310,621
Tax benefit realized upon exercise
   of stock options                                                                                1,305,001
Forfeiture of stock options                                         169,319
Foreign currency translation adjustment                                          (815,809)          (815,809)
Net loss                                              (71,096)                                       (71,096)
-------------------------------------------------------------------------------------------------------------

Balances, September 30, 1998,
  As Restated-See Notes 2 and 3                  $ 75,042,806  $ (1,700,635)   $ (815,809)     $ 121,250,583
=============================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

Digi International is a leading worldwide provider of data communications products for open systems, server-based remote access, Internet telephony, and local area network (LAN) applications. Digi's communications products support a broad range of server platforms and network operating systems that enable people to access information.

Digi's products are marketed through a global network of distributors, system integrators, original equipment manufacturers (OEMs), as well as thousands of value-added resellers (VARs).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities and generally consist of U.S. Government and U.S. Government-backed obligations and high-grade commercial paper. Marketable securities classified as held to maturity are carried at amortized cost. Marketable securities classified as trading or available-for-sale are recorded at market value. The Company had no marketable securities as of September 30, 1998 or 1997.

REVENUE RECOGNITION

Sales are recognized to distributors, VARs, and end-users at the date of shipment. Estimated warranty costs and customer returns are recorded at the time of sale.

The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales to the respective distributors and resellers, and are charged to operations in the same period as the corresponding sales.

INVENTORIES

Inventories are stated at the lower of cost or fair market value, with cost determined on the first-in, first-out method. Fair market value for raw materials is based on replacement cost and for other inventory classifications based on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are carried at cost. Depreciation is provided by charges to operations using the straight-line method based on estimated useful lives, ranging from three to 39 years.

Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.

The Company's cost of business process reengineering activities, whether done internally or by third parties, is expensed as incurred.

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at cost. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over periods ranging from five to 15 years. Purchased in process research and development costs (IPR&D) are expensed upon consummation of the purchase. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of one to seven years.

The Company periodically, at least quarterly, analyzes intangible assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with generally accepted accounting principles.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Software development costs are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established. Costs otherwise capitalized after such point also are expensed because they are insignificant.

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

INCOME TAXES (CONTINUED)

Tax credits are accounted for under the flow-through method, which recognizes the benefit in the year in which the credit is utilized.

INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share has been calculated for all periods pursuant to the provisions of Statement of Financial Accounting Standards No. 128, which the Company adopted in the first quarter of fiscal 1998. Basic net income
(loss) per share is calculated based on only the weighted average of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of diluted earnings per common share for 1996 includes 259,904 of such common stock equivalents. The calculation of diluted loss per common share for 1998 and 1997 excludes 835,670 and 236,165 equivalent shares, respectively, of the Company's common stock attributable to common stock options because their effect would be antidilutive.

FOREIGN CURRENCY TRANSLATION

Financial position and results of operations of the Company's international subsidiaries generally are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation account in stockholders' equity.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the estimated fair value and lives of acquired in-process research and development and other acquired intangible assets, allowances for obsolete inventories, uncollectable accounts receivable and sales returns and accruals for warranty costs.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. Statement No. 130 will be initially effective for the first quarter of the Company's fiscal year ending September 30, 1999. Adoption of Statement of Financial Accounting Standards No. 130 will not impact the results of operations or the financial position of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes Statement No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their operating segments, in annual financial statements and would require that those enterprises report selected segment information in interim financial reports to stockholders. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. Statement No. 131 will be effective for the Company beginning with the first quarter of the Company's fiscal year ending September 30, 1999. Management has not yet completed its analysis of the effects of this Statement on its financial reporting.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will be effective for the Company beginning with the Company's fiscal year ending September 30, 2000. As the Company presently has no derivative instruments and is not involved in hedging activity, the Company does not expect the adoption of Statement No. 133 to have an impact on the results of operations or the financial position of the Company.

In October 1997, Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), was issued. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 will become effective for the Company's fiscal year ending September 30, 1999. The adoption of SOP 97-2 is not expected to have a significant impact on the results of operations or financial position of the Company.

2.  RESTATEMENT

After discussion with the staff of the Securities and Exchange Commission (the
SEC) the consolidated financial statements as of September 30, 1998 and for the year ended September 30, 1998 have been restated to reflect a change in the measurement and allocations of the purchase prices related to the July 1998 acquisitions of ITK and CDC.

The Company allocated amounts to IPR&D and intangible assets in the fourth quarter of 1998 in a manner consistent with widely recognized appraisal practices at the date of the acquisitions of ITK and CDC. Subsequent to the acquisitions, the SEC staff expressed broad views that took issue with certain appraisal practices generally employed by many public companies in determining the fair value of IPR&D. As a result of these developments, the Company has modified its valuation of IPR&D using the alternative income valuation approach. In addition, in response to questions raised by the SEC Staff about the Company's measurement of the fair value of common stock and common stock options issued in the ITK and CDC acquisitions, the Company has revised its valuation of this portion of the purchase prices.

As a result of valuing IPR&D using the alternative income valuation approach and adjusting the measurement of the purchase prices, the Company, in consultation with their independent accountants, has revised its measurement and allocations of the purchase prices, including the amounts allocated to IPR&D. The effect of these adjustments was to; reduce the aggregate amount originally allocated to IPR&D from $39.2 million to $16.1 million; increase the aggregate amount allocated to current technologies from $15.0 to $29.1 million; increase the amount of net deferred tax liabilities from $0 to $6.3 million; increase goodwill from $8.2 million to $27.4 million; increase additional paid in-capital from $68.7 million to $70.5 million; and reduce unearned stock compensation from $3.8 million to $1.7 million. These adjustments will also result in additional, annual amortization expense, related to identifiable intangibles and goodwill of approximately $5.0 million (assuming there are no future adjustments to reflect impairments of such intangibles and goodwill). The revised purchase accounting for the ITK and CDC acquisitions is described in detail in Note 3.

The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported consolidated financial statements as of and for the year ended September 30, 1998 is as follows:

                                                                               As of and for the year ended
                                                                                    September 30, 1998
                                                                          --------------------------------------
                                                                          As previously
                                                                            reported               As restated
                                                                          --------------         ---------------
Statement of Operations Data:
  General and administrative expenses                                     $   16,003,146           $  17,011,504
  Acquired in-process research and development                                39,200,000              16,064,933
  Total operating expenses                                                   110,474,583              88,347,874
  Operating (loss) income                                                    (16,082,069)              6,044,640
  Loss before income taxes                                                   (12,913,783)              9,212,926
  Provision for income taxes                                                   9,745,088               9,284,021
  Net loss                                                                $  (22,658,871)           $    (71,096)
  Net loss per common share, basic                                        $        (1.65)           $      (0.01)
  Net loss per common share, assuming dilution                            $        (1.65)           $      (0.01)

Balance Sheet Data:
  Intangible assets, net                                                  $   31,354,483           $  63,602,435
  Total assets                                                               160,734,667             192,982,619
  Net deferred income taxes                                                                            5,817,933
  Total liabilities                                                           65,914,103              71,732,036
  Additional paid-in capital                                                  68,695,448              70,461,123
  Retained earnings                                                           52,455,031              75,042,806
  Unearned stock compensation                                                 (3,777,204)             (1,700,635)
  Total stockholders' equity                                              $   94,820,564           $ 121,250,583


3.  ACQUISITIONS

In July 1998, the Company acquired all of the outstanding common stock of ITK International, Inc. (ITK). The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, including estimated restructuring and integration costs of $3,484,000 (see Note 4).

3.  ACQUISITIONS (CONTINUED)

Components of the purchase consideration, including related transaction costs, consist of $14,767,154 in cash, the Company's common stock with a market value of $12,501,183 and $2,316,415 of replacement stock options issued by the Company to ITK option holders. The cash and the Company's common stock were issued in exchange for outstanding shares of ITK's common stock and the Company's stock options were issued in exchange for the outstanding ITK common stock options. The value of the Company's common stock issued was based on a per share value of approximately $21.69, calculated as the average market price of the Company's common stock during the two business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the transaction. The value of the Company's common stock options is based on the estimated fair value of these options, as of the date the transaction was consummated, using the Black-Scholes valuation model.

The table below is an analysis of the purchase price allocation.

Cash and fair value of Company's common
  stock and common stock options issued                              $28,146,369
Direct acquisition costs                                               1,438,383
ITK liabilities assumed, including estimated
  restructuring and integration costs of $3,484,000                   39,784,248
                                                                     -----------
Total purchase price                                                  69,369,000

Estimated fair value of tangible assets
  acquired, including $5,772,000 of deferred tax assets               27,440,814
Estimated fair value of:
  IPR&D                                                               11,330,100
  Identifiable intangible assets                                      21,100,000
  Goodwill                                                            17,727,086
  Deferred tax liabilities related to identifiable intangibles       (8,229,000)
                                                                     -----------
                                                                     $69,369,000
                                                                     -----------
                                                                     -----------

The Company utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. Management estimates that $11.3 million of the purchase price represents the fair value of purchased in-process research and development related to the VoIP projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non tax-deductible charge upon consummation of the acquisition. It is not certain that development efforts on these projects will allow for carrier class telephone company and end-user specifications to be met. Failure to achieve these specifications or to achieve market viability will cause the in-process Voice over Internet Protocol technology (VoIP) projects to fail. If these products are not successfully developed, the sales and profitability of the combined Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

The identifiable intangible assets of $21,100,000 included in the purchase price allocation set forth above are comprised of proven technology with an estimated fair value of $19,700,000 and an assembled workforce with an estimated fair value of $1,400,000, which have estimated useful lives of five years and six years, respectively. The remaining unallocated purchase price represents goodwill, which is being amortized over seven years.

In July 1998, the Company acquired all of the outstanding common stock of Central Data Corporation (CDC). The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, including estimated restructuring and integration costs of $750,000 (see Note 4).

Components of the purchase consideration, including related transaction costs, consist of $14,261,965 in cash, the Company's common stock with a market value of $4,326,721 and $2,693,236 of replacement stock options issued by the Company to CDC option holders. The cash and the Company's common stock were issued in exchange for outstanding shares of CDC's common stock and the Company's stock options were issued in exchange for the outstanding CDC common stock options. The value of the Company's common stock issued was based on a per share value of approximately $21.69, calculated as the average market price of the Company's common stock during the two business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the transaction. The value of the company's common stock options is based on the estimated fair value of these options, as of the date the transaction was consummated, using the Black-Scholes valuation model.

The table below is an analysis of the purchase price allocation.

Cash and fair value of Company's common
  stock and common stock options issued                              $ 20,980,482
Direct acquisition costs                                                  301,440
CDC liabilities assumed, including estimated
  restructuring and integration costs of $750,000                       4,394,617
                                                                     ------------
Total purchase price                                                   25,676,539

Estimated fair value of tangible assets acquired                        5,252,408
Estimated fair value of:
  IPR&D                                                                 4,734,833
  Identifiable intangible assets                                        9,800,000
  Goodwill                                                              9,711,298
  Deferred tax liabilities related to identifiable intangibles         (3,822,000)
                                                                     ------------
                                                                     $ 25,676,539
                                                                     ------------
                                                                     ------------

3.  ACQUISITIONS (CONTINUED)

The Company utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. Management estimates that $4.7 million of the purchase price represents the fair value of purchased in-process research and development related to the USB projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non tax-deductible charge upon consummation of the acquisition. It is not certain that development efforts on these projects will allow for user specifications to be met or commercial viability to be achieved. Failure to achieve these specifications or to achieve market viability will cause the Universal Serial Bus (USB) projects to fail. If these products are not successfully developed, the sales and profitability of the combined Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

The identifiable intangible assets of $9,800,000 included in the purchase price allocation set forth above are comprised of proven technology with an estimated fair value of $9,400,000, and an assembled workforce with an estimated fair value of $400,000, which have estimated useful lives of five years and six years, respectively. The remaining unallocated purchase price represents goodwill, which is being amortized over seven years.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of ITK and CDC had occurred as of the beginning of fiscal 1998 and 1997:

YEARS                                 1998               1997
--------------------------------------------------------------
Net sales                     $220,271,670       $194,605,937
Net loss                      ($20,206,426)      ($76,316,007)
Net loss per share                  ($1.36)            ($5.39)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the years presented, nor are they necessarily indicative of the results that will be obtained in the future.

4.  RESTRUCTURING

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and England. The restructuring plan relates to the closure of existing leased facilities rendered redundant by the acquisition of ITK. The charge of $1,020,000 ($647,000 net of tax benefits), consisted of $61,483 of noncancellable rent commitments the Company expects to incur following the closure of the Cologne, Germany facility, $100,100 of contractual payment obligations for office furniture and other equipment the Company expects to incur following the closure of the Cologne, Germany facility, $202,039 related to the write-off of leasehold improvements due to the closure of the Cologne, Germany facility and $656,368 of termination

4.  RESTRUCTURING (CONTINUED)

payments associated with the elimination of six positions in Cologne, Germany and Bagshot, England. The Company's plan is to close the Cologne facility during December 1998. No employees have been terminated and no cash payments or other adjustments have been recorded relating to these restructuring activities as of September 30, 1998. Management of the Company expects that these restructuring activities will be completed by June 1999. A summary of payments and adjustments is included in the table below.

------------------------------------------------- --------------- --------------- ---------------- ----------------
                                                                                     Change in       Balance at
                                                    Beginning                        Estimate       September 30,
                  Description                        Balance         Payments       Adjustments         1998
------------------------------------------------- --------------- --------------- ---------------- ----------------
Severance and termination costs                       $  656,368                                       $   656,368
Rent commitments                                          61,483                                            61,483
Contractual payments for office equipment                100,110                                           100,110
Write-offs of leasehold improvements                     202,039                                           202,039
                                                  --------------- --------------- ---------------- ----------------
TOTAL                                                 $1,020,000     $-              $-                $ 1,020,000
                                                  --------------- --------------- ---------------- ----------------

In connection with the Company's acquisition of ITK, the Company has formulated a plan of reorganization and accordingly, has recognized a $3,484,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability include $1,844,000 of termination payments associated with 10 employees the Company expects to eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expects to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expects to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England. The Company vacated the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. As of September 30, 1998, the Company has vacated no facilities, no employees have been terminated and no cash payments or other adjustments have been recorded relating to these restructuring activities. Management of the Company expects to complete these restructuring activities by June 1999. A summary of payments and adjustments is included in the table below.

------------------------------------------------- --------------- --------------- ---------------- ----------------
                                                                                     Change in       Balance at
                                                    Beginning                        Estimate       September 30,
                  Description                        Balance         Payments       Adjustments         1998
------------------------------------------------- --------------- --------------- ---------------- ----------------
Severance and termination costs                       $1,844,000                                       $ 1,844,000
Facility closures                                      1,640,000                                         1,640,000
                                                  --------------- --------------- ---------------- ----------------
TOTAL                                                 $3,484,000     $-              $-                $ 3,484,000
                                                  --------------- --------------- ---------------- ----------------


In connection with the Company's acquisition of CDC, the Company has formulated a plan of reorganization and accordingly, the Company has recognized a $750,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability include $675,000 of termination payments, associated with 22 employees the Company expects to eliminate when it closes the Champaign, Illinois facility in January 1999 and

4.  RESTRUCTURING (CONTINUED)

$75,000 related to facility closure costs the Company expects to incur following closure and sale of the Champaign, Illinois facility. As of September 30, 1998, the facility had not yet been closed or sold, no employees had been terminated and no cash payments or other adjustments have been recorded related to these restructuring activities. Management of the Company expects to complete these restructuring activities by June 1999. A summary of payments and adjustments is included in the table below.

------------------------------------------------- --------------- --------------- ---------------- ----------------
                                                                                     Change in       Balance at
                                                    Beginning                        Estimate       September 30,
                  Description                        Balance         Payments       Adjustments         1998
------------------------------------------------- --------------- --------------- ---------------- ----------------
Severance and termination costs                       $  675,000                                        $  675,000
Facility closure                                          75,000                                            75,000
                                                  --------------- --------------- ---------------- ----------------
TOTAL                                                 $  750,000     $-              $-                 $  750,000
                                                  --------------- --------------- ---------------- ----------------

In February 1997, the Company's Board of Directors approved a restructuring plan that resulted in a restructuring charge of $10,471,482 ($8,283,681, net of tax benefits or $0.62 per share). The corporate restructuring plan resulted in consolidation and reduced costs and expenses. It included the closing of the Cleveland manufacturing facility, the reduction of selected product lines and the consolidation and closing of the Torrance, California and Nashville, Tennessee research and development facilities. These costs included: (i) write downs of the carrying values of fixed assets related to the closed manufacturing and research and development facilities, (ii) write downs of the carrying values of goodwill and identifiable intangible assets (primarily licensing agreements related to the discontinued product lines) and related inventories, and (iii) severance costs associated with the elimination of 105 positions. These restructuring activities were completed in fiscal year 1997.

The restructuring charge consisted of $1,259,769 in net cash expenditures (primarily severance), of which all had been paid as of September 30, 1997, and $9,211,713 resulting from the write-down of asset carrying values.


5.  RECLASSIFICATION OF CERTAIN EXPENSES

Certain costs relating to systems support and communications costs, which previously were included in general and administrative expenses, have been reclassified into sales and marketing and research and development expenses for the years September 30, 1997 and 1996. Such amounts were $2,647,207 in 1997 and, $2,707,024 in 1996. These reclassifications had no impact on previously reported operating income, or net income.


6.  INVESTMENT IN AETHERWORKS CORPORATION

In May 1998, the Company exchanged its previously purchased $13,796,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, for a non-interest bearing $8,000,000 non-convertible note. As a part of the exchange, the Company relinquished its rights to any future technology or claims on any of AetherWorks' intellectual properties. In exchange, the Company has been released from all of its guarantees of certain lease obligations of AetherWorks. As a result, the Company has reversed its $1,350,000 accrual established in the fourth quarter of 1997, for the estimated cost related to its guarantee of such lease obligations and has included such amount in AetherWorks Corporation gain for the year ended September 30, 1998.

Due to the significant uncertainty as to its collectibility, the $8,000,000 note, which matures in 2001, has been recorded by the Company as having no carrying value.

The Company continues to lease to AetherWorks $1,325,000 of computer equipment under a three-year direct financing lease, expiring in 2000.

For the years 1997 and 1996, the Company has reported its investment in AetherWorks on the equity method and reported net losses of $5,764,201 and $3,623,776, respectively. These losses, which exclude $5,758,548 of additional charges accrued as of September 30, 1997 as described below, represent 100% of AetherWorks net losses for the two years. The percentage of AetherWorks net losses included in the Company's Statement of Operations was based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks during such years.

Because of the significant uncertainty of the future of AetherWorks Corporation, as demonstrated by its lack of ability to generate positive cash flow, obtain other sources of equity financing and its continued uncertainty in developing commercially marketable products, the Company decided, as of September 30, 1997, to write off its remaining investment of $2,408,548 in AetherWorks, and to accrue and expense its remaining obligation to purchase $2,000,000 of additional notes. In addition, the Company also accrued $1,350,000 for its obligation resulting from its guarantees of certain AetherWorks' lease obligations as of September 30, 1997.

The following represents condensed financial information from the audited statements of AetherWorks for the years ended September 30, 1997 and 1996:


BALANCE SHEET DATA,
AS OF SEPTEMBER 30,                                      1997                  1996
                                                         ----                  ----
Current assets                                   $     955,695          $    104,307
Fixed assets                                         4,813,266             3,993,731
Total assets                                         5,578,887             4,407,779
Current liabilities                                  1,467,836             3,942,032
Notes payable                                       16,016,747             6,105,467
Stockholders' deficit                              (11,905,696)           (5,639,720)

OPERATING DATA FOR THE YEAR ENDED
SEPTEMBER 30, Operating expenses:
Research and development                         $   3,505,134          $  2,567,844
General and administrative                           2,069,304               999,247
Other                                                1,169,345               481,007
Eliminations                                          (979,582)             (424,322)
                                                 --------------        --------------
Net loss                                         $  (5,764,201)         $ (3,623,776)
                                                 ==============       ===============

The "eliminations line" item represents interest expense payable to the Company for interest due on the notes issued by AetherWorks to the Company. This amount is excluded from the AetherWorks loss as the Company has eliminated the corresponding interest income from its Consolidated Statements of Operations.
                                      43

7.  SELECTED BALANCE SHEET DATA

                                                                     1998                1997
                                                   (As restated--See Note
                                                                  2 and 3)
                                                      ----------------------------------------
Accounts receivable, net:
Trade accounts receivable                                    $ 53,618,657        $ 28,225,088
Less reserve for returns and
doubtful accounts                                               5,069,512           2,566,566
                                                             ------------        ------------
                                                             $ 48,549,145        $ 25,658,522
                                                             ============        ============
Inventories, net:
Raw materials                                                $ 16,814,657        $ 10,160,377
Work in process                                                 2,922,442           8,704,357
Finished goods                                                 10,735,483           7,011,357
                                                             ------------        ------------
                                                               30,472,582          25,876,091
Less reserve for obsolescence                                   3,106,658           2,192,779
                                                             ------------        ------------
                                                             $ 27,365,924        $ 23,683,313
                                                             ============        ============
Property, equipment and improvements:
Land                                                         $  2,774,300        $  1,800,000
Buildings                                                      19,912,614          10,522,285
Improvements                                                      554,932             629,240
Equipment                                                      20,859,857          18,377,899
Purchased software                                              6,968,127           5,186,787
Furniture and fixtures                                            929,889             927,859
                                                             ------------        ------------
                                                               51,999,720          37,444,070
Less accumulated depreciation                                  18,008,797          13,826,374
                                                             ------------        ------------
                                                             $ 33,990,923        $ 23,617,696
                                                             ============        ============
Intangible assets:
Purchased technology                                         $ 30,010,858        $    910,859
License agreements                                              3,476,400           1,133,900
Assembled workforce                                             1,800,000
Other                                                           1,483,836           1,772,035
Goodwill                                                       33,802,679           6,364,242
                                                             ------------        ------------
                                                               70,573,772          10,181,036
Less accumulated amortization                                   6,971,337           3,304,439
                                                             ------------        ------------
                                                             $ 63,602,435        $  6,876,597
                                                             ============        ============

8.  BORROWING UNDER LINE OF CREDIT AGREEMENTS

The Company maintains lines of credit with various financial institutions which provide for borrowings of up to $25,707,000. As of September 30, 1998, $10,707,000 has been borrowed under these line of credit agreements. These line of credit agreements are uncollateralized and provide for interest rates ranging from 4.5% to 10.6% as of September 30, 1998.

9.  LONG-TERM DEBT

Long-term debt consists of the following at September 30, 1998

5.5% fixed rate long-term collateralized note                        $  1,854,490
5.2% fixed rate long-term collateralized note                           1,256,240
6.0% fixed rate long-term collateralized note                             538,450
6.3% fixed rate long-term collateralized note                           4,784,959
Variable rate long-term collateralized note                               250,000
Long-term collateralized mortgage note                                    623,471
6.0% fixed rate long-term uncollateralized note                         1,555,010
6.0% to 10.6% subsidized long-term notes                                  525,851
                                                                     ------------
                                                                     $ 11,388,471
Less current portion                                                      264,025
                                                                     ------------
                                                                     $ 11,124,446
                                                                     ------------
                                                                     ------------


The 5.5% fixed rate long-term note is payable in semi-annual installments beginning September 2000. The 5.2% fixed rate long-term note is payable in semi-annual installments beginning June 2001. The 6.0% fixed rate long-term note is due in full on September 30, 2003. The 6.3% fixed rate long-term note is payable in semi-annual installments beginning March 2000. These notes are collateralized by land, buildings and equipment with a book value of $10,576,458. Interest on the notes is payable on a quarterly basis.

The variable rate long-term collateralized note is payable in quarterly principal payments and monthly interest payments. The interest rate is the bank's lending rate plus 0.75%. This rate as of September 30, 1998 was 9.25%. The note is collateralized by accounts receivable, inventory and property and equipment with a book value of $4,713,573.

The Long-term mortgage note bears interest at a fixed rate of 8.85% through February 2003 and then at prime plus 2.5%. The rate of interest is subject to adjustment every five years with a maximum rate of 12.5% for years 10-15 and 14.5% for years 15-20. The note and interest is payable in monthly installments. The note is collateralized by a building and certain equipment of the Company.

The 6.0% fixed rate long-term uncollateralized note is due in full in November 2001. Interest is payable annually.

The subsidized long-term notes bear interest rates ranging from 6% to 10.6% and are due at various dates through 2006. All borrowings under these notes are uncollateralized.

Aggregate maturities of long-term debt are as follows:

         FISCAL
           YEAR                AMOUNT
           ----                ------
           1999                264,025
           2000                436,291
           2001                462,562
           2002              2,048,046
           2003              1,131,762
     Thereafter              7,045,785
                          ------------
                          $ 11,388,471
                          ------------

10.  INCOME TAXES

The components of the provision for income taxes for the years ended September 30, 1998, 1997, and 1996 are as follows:

                                       1998               1997               1996
                               ------------        -----------       ------------
Currently
payable:
Federal                         $ 9,768,928        $ 1,737,116        $ 6,977,337
State                               766,704            142,457            920,956
Deferred                         (1,251,611)        (1,787,933)          (393,153)
                               ------------        -----------       ------------
                                $ 9,284,021        $    91,640        $ 7,505,140
                               ------------        -----------       ------------
                               ------------        -----------       ------------

The net deferred tax (liability) asset as of September 30, 1998 and 1997 consists of the following:

                                                           1998               1997
                                                    -------------       -----------
Valuation reserves                                  $  2,673,443        $ 1,740,540
Inventory valuation                                      430,501            800,364
Compensation costs                                     1,007,367            248,470
Net operating loss carryforwards                       5,772,000                  -
Intangible asset basis difference                    (11,589,933)                 -
Other                                                    102,133            193,525
                                                     ------------       -----------
Net deferred tax (liability) asset                   $(1,604,489)        $2,982,899
                                                     ============       ===========

As of September 30, 1998, the net deferred tax liability consists of current deferred tax assets of $4,213,444 and net non-current deferred tax liabilities of $5,817,933. As of September 30, 1998, the Company has recorded $11,589,933 of deferred tax liabilities related to the identifiable intangible assets that were acquired as part of the ITK and CDC acquisitions. These deferred tax liabilities are being amortized over the estimated useful lives of the related identifiable intangible assets acquired. As of September 30, 1997, the net deferred tax asset consists of current deferred tax assets of $2,982,899.

As of September 30, 1998, the Company had federal net operating loss carryforwards of approximately $14,800,000 available to offset future taxable income, which expire at various dates through 2011. Utilization of such net operating loss carryforwards is presently limited to offset taxable income, if any, generated by ITK.

The reconciliation of the statutory federal income tax rate with the effective income tax rate for the years ended September 30, 1998, 1997, and 1996 is as follows:

                                                           1998        1997        1996
                                                          ------      -------     ------
Statutory income tax rate                                  35.0%      (34.0)%      35.0%

Increase (reduction) resulting from:
Utilization of research and development tax credits           -        (0.9)       (1.7)

Utilization of low income housing credits                  (3.9)        1.7           -

State taxes, net of federal benefits                        5.4           -         3.6

AetherWorks Corporation net operating loss                    -        12.5         8.0

AetherWorks Corporation write-off                             -         9.6           -

Acquired in-process research and development               61.0           -           -

Restructuring charges                                         -         9.3           -

Tax contingencies                                             -         4.7           -

Foreign and other                                           3.3        (2.8)       (0.2)
                                                          ------      -------     ------
                                                          100.8%        0.1%       44.7%
                                                          ------      -------     ------
                                                          ------      -------     ------

11.  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

The Company's stock option plan (the Stock Option Plan) provides for the issuance of nonstatutory stock options and incentive stock options (ISOs) to key employees and nonemployee board members holding less than 5% of the outstanding shares of the Company's common stock. The Company's Non-Officer Stock Option Plan (the Non-Officer Plan and, together with the Stock Option Plan, the Plans), provides for the issuance of nonstatutory stock options to key employees who are not officers or directors of the Company.

The option price for ISOs and non-employee directors options granted under the Stock Option Plan is set at the fair market value of the Company's common stock on the date of grant. The option price for nonstatutory options granted under the Plans is set by the Compensation Committee of the Board of Directors. The authority to grant options under the Plans and set other terms and conditions rests with the Compensation Committee. The Stock Option Plan terminates in 2006. The Non-Officer Plan does not have a designated termination date.

During the years ended September 30, 1998, 1997, and 1996, 287,882, 50,106, and 114,192 shares of the Company's Common Stock, respectively, were issued upon the exercise of options for 289,353, 50,167, and 123,959 shares, respectively. The difference between shares issued and options exercised results from the provision in the Plans allowing employees to elect to pay their withholding obligation through share reduction. Withholding taxes paid by the Company as a result of the share withholding provision amounted to $28,871 in 1998, $5,171 in 1997, and $186,927 in 1996.

During the year ended September 30, 1998 the Board of Directors authorized the issuance of incentive stock options for the purchase of 486,631 shares. In addition, the Board of Directors authorized the issuance of nonstatutory stock options for the purchase of 543,461 shares, at prices below the market value of the stock on the grant dates.

During the year ended September 30, 1997 the Board of Directors authorized the cancellation and reissue of nonstatutory stock options to certain employees for the purchase of 823,326 shares, at an exercise price below the market value of the stock. Under this authorization, the original option issues were canceled and new options were issued with a new four-year vesting schedule. During the year ended September 30, 1996, the Board of Directors authorized the issuance of nonstatutory stock options for the purchase of 2,500 shares at prices below the market value of the stock on the grant date.

The difference between the option price and market value at the date of grant for the above option arrangements has been recorded as additional paid-in capital with an offsetting debit within stockholders' equity to unearned stock compensation. The compensation expense related to these option grants is amortized to operations over the contractual vesting period in which employees perform services and amounted to $1,012,440 in 1998, $244,569 in 1997, and $204,793 in 1996.

Stock options and common shares reserved for grant under the Plans are as follows:

                                                                                     Weighted
                                                                                      Average
                                           Available               Options             Price
                                           For Grant             Outstanding         Per Share
                                         ------------            -----------         ---------
BALANCES,
September 30, 1995                          1,318,038              1,497,095         $  16.41
Granted                                    (1,186,525)             1,186,525            20.67
Exercised                                                            (123,95)           11.38
Cancelled                                     223,001               (223,001)           22.18
                                         ------------            -----------

BALANCES,
September 30, 1996                            354,514              2,336,660         $  18.14

Additional shares
approved for grant                            500,000
Granted                                    (1,509,701)             1,509,701             8.62
Exercised                                                            (50,617)            7.71
Cancelled                                   1,879,636             (1,879,636)           19.01
                                         ------------            ------------

BALANCES,
September 30, 1997                          1,224,449              1,916,108         $  10.01

Additional shares
approved for grant                            750,000
Granted                                     1,254,525              1,254,525         $  15.96
Exercised                                                           (289,353)            8.56
Cancelled                                     150,013               (150,013)           12.79
                                         ------------            ------------
BALANCES,
September 30, 1998                            869,937              2,731,267         $  12.75
                                         ------------            ------------
                                         ------------            ------------

Commencing April 1996, the Company has sponsored an Employee Stock Purchase Plan (the Purchase Plan) which covers all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the plan were $658,118 in 1998, $534,327 in 1997, and $200,888 in 1996. Pursuant to the Purchase Plan, 37,398, 69,402, and 8,835
shares were issued to employees during the fiscal years ended 1998, 1997 and 1996, respectively. As of September 30, 1998, 384,365 shares are available for future issuances under the Purchase Plan.

12.  STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs, if any, are amortized on a straight-line basis over the option vesting schedule.

Had the Company used the fair-value-based method of accounting for its stock options granted in 1998, 1997 and 1996, and charged operations over the option vesting periods based on the fair value of options at the date of grant, net (loss) income and net (loss) income per common share would have been changed to the following pro forma amounts:


                                                                     1998                 1997                1996
                                                             ------------         ------------         -----------
Net (loss) income
As reported                                                   $   (71,096)        $(15,790,844)        $ 9,300,220
Pro forma                                                     $(3,244,657)        $(17,449,611)        $ 8,536,111


Net (loss) income per share - basic
As reported                                                   $   (0.01)          $      (1.18)          $    0.70
Pro forma                                                     $   (0.24)          $      (1.30)          $    0.64

Net (loss) income per share -assuming dilution
As reported                                                   $   (0.01)          $      (1.18)          $    0.68
Per forma                                                     $   (0.24)          $      (1.30)          $    0.63


The weighted average fair value of options granted in fiscal years 1998, 1997 and 1996 was $12.29, $12.47 and $10.14, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:



ASSUMPTIONS:                                  1998       1997        1996
------------                               --------     -------      -------
Risk free interest rate                       5.49%       6.02%        5.99%
Expected option holding period              4 years     4 years      4 years
Expected volatility                             60%         40%          50%
Expected dividend yield                           0           0            0


At September 30, 1998, the weighted average exercise price and remaining life of the stock options are as follows:


RANGE OF EXERCISE PRICES         $0.50   $2.36-3.19   $3.78-3.92   $5.91-8.88  $9.40-14.00  $14.50-21.50  $22.00-29.25     TOTAL
------------------------         ------  ----------   ----------   ----------  -----------  ------------  ------------   ---------
Total options outstanding         3,000     146,451       32,418   1,166,807     295,751       770,965      315,875      2,731,267
Weighted average remaining
  contractual life (years)         0.67        7.70         1.91        8.00        7.78          8.75         8.20           8.11
Weighted average exercise price   $0.50       $2.53        $3.83       $7.73      $11.57        $17.98       $25.44         $12.75
Options exercisable               3,000     112,498       27,127     513,849     115,784       108,338       82,625        963,221
Weighted average exercise price
  of exercisable options          $0.50       $2.58        $3.84       $7.58      $11.87        $18.04       $24.17          $9.98


13.  SHARE RIGHTS PLAN

The Company has adopted a share rights plan. Under the plan, the Company distributed as a dividend one right for each share of the Company's common stock outstanding on June 30, 1998. Each right entitles its holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $115, subject to adjustment. The rights are exercisable only if certain ownership considerations are met. The Company will be entitled to redeem the rights prior to the rights becoming exercisable.

14.  COMMITMENTS

The Company has entered into various operating lease agreements, the last of which expires in fiscal 2013. Below is a schedule of future minimum commitments under noncancellable operating leases:


           FISCAL
             YEAR           AMOUNT
           ------         ---------
             1999         1,341,848
             2000         1,143,148
             2001           826,430
             2002           385,510
             2003            74,000
       Thereafter           836,000


Total rental expense for all operating leases for the years ended September 30, 1998, 1997 and 1996 was $1,786,715, $1,405,582 and $965,710, respectively.

15.  EMPLOYEE BENEFIT PLAN

The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code"), whereby eligible employees may contribute up to 15% of their pre-tax earnings, not to exceed amounts allowed under the Code. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors. The Company accrued $240,000 as a matching contribution for 1998. No Company contribution was made in 1997 or 1996.

16.  FOREIGN SALES AND MAJOR CUSTOMERS

Foreign export sales, primarily to Europe, comprised 21.1%, 23.9%, and 20.0% of net sales for the years ended September 30, 1998, 1997 and 1996, respectively.

During 1998, one customer accounted for 15.5% of net sales and 26% of the trade accounts receivable as of September 30, 1998, while another accounted for 13.7% of net sales and 10% of the trade accounts receivable as of September 30, 1998.

During 1997, one customer accounted for 15.1% of net sales while another accounted for 10.5% of net sales. In addition, one customer accounted for 28% of the trade accounts receivable outstanding as of September 30, 1997.

During 1996, one customer accounted for 13.9% of net sales and 11.8% of accounts receivable as of September 30, 1996, while another accounted for 13.4% of net sales and 14.3% of accounts receivable as of September 30, 1996.

17.  GEOGRAPHIC SEGMENTS

Summary information regarding the Company's operations in the United States and international markets is presented below. International consists primarily of European operations.



                                                            1998                   1997                1996
                                                    ------------          -------------        ------------
NET SALES
United States                                       $171,385,998          $160,181,397         $188,897,751
International                                         11,545,672             5,416,540            4,253,147
                                                    ------------          ------------         ------------
Total                                               $182,931,670          $165,597,937         $193,150,898
                                                    ============          ============         ============

OPERATING INCOME (LOSS)
United States                                       $ 23,511,411          $  6,037,670         $ 19,682,936
International                                           (381,838)              103,548              414,411
                                                    ------------          ------------         ------------
Total (1)                                           $ 23,129,573          $  6,141,218         $ 20,097,347
                                                    ============          ============         ============

IDENTIFIABLE ASSETS
United States                                       $170,800,562          $116,100,151         $128,820,114
International                                         22,182,057             2,211,185            1,118,715
                                                    ------------          ------------         ------------
Total                                               $192,982,619          $118,311,336         $129,938,829
                                                    ============          ============         ============


(1) EXCLUDES ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE OF $16,064,933 FOR THE YEAR ENDED SEPTEMBER 30, 1998 AND ALSO EXCLUDES $1,020,000 AND $10,471,482 OF RESTRUCTURING CHARGES FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997, RESPECTIVELY.

18.  FOURTH QUARTER INFORMATION (UNAUDITED)

During the third quarter of fiscal year 1998, management of the Company established $3 million of inventory valuation reserves including $1 million which related to an estimated overstatement of inventories resulting from certain system difficulties encountered in connection with the implementation of a new enterprise-wide computer system during the third quarter, and $2 million which related to estimated adjustments to the value of certain remote access server products which the Company believed were approaching technological obsolescence, primarily due to the expected introduction of the Company's new remote access server products in the fourth quarter of fiscal year 1998.

During the fourth quarter the Company was advised by a third-party vendor that it would delay delivery of a new modem which was integral to the Company's planned introduction of its new remote access server products. When the Company became aware of this delay, management reassessed the estimated timing and effect of technological obsolescence on the value of its old remote access product inventories, which resulted in a $900,000 reduction in the management's estimate of the required obsolescence provision in the fourth quarter.

In addition, in connection with its normal year-end closing procedures, the Company conducted a physical inventory count of its inventories as of September 30, 1998. This physical inventory count indicated that any previous inventory record discrepancies that had resulted from the system implementation were no longer impacting the Company's reported inventory balances as of September 30, 1998. Accordingly, the Company determined, during the fourth quarter, that the system difficulties encountered in the third quarter had been corrected and, therefore eliminated the related $1 million provision during the fourth quarter.

19.  CONTINGENCIES

During fiscal 1997, the Company and certain of its previous officers were named as defendants in a series of putative securities class action lawsuits in the United States District Court for the District of Minnesota on behalf of an alleged class of purchasers of its common stock during the period January 25, 1996 through December 23, 1996, inclusive, which were consolidated, through a Consolidated Amended Complaint filed in May 1997. Also in 1997, a similar but separate action was filed by the Louisiana State Employees Retirement System. The Consolidated Amended Complaint and the Louisiana Amended Complaint allege the Company and certain of its previous officers violated federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results. The Louisiana Amended Complaint also alleges misrepresentations in violation of state common law.

In a decision issued on May 22, 1998, the District Court granted in part and denied in part the motions of the Company and its three former officers to dismiss the Consolidated Amended Complaint and the Louisiana Amended Complaint. The Court dismissed without leave to replead all claims asserted in both cases, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. The Court also limited the claims asserted in the Louisiana Amended Complaint to the 11,000 shares of the Company's stock held subsequent to November 14, 1996. These claims remain pending against the Company and two of its former officers, Ervin F. Kamm, Jr. and Gerald A. Wall. Discovery in the actions is proceeding.

Because the lawsuits are in preliminary stages, the ultimate outcomes cannot be determined at this time, and no potential assessment of the probable or possible effects of such litigation, if any, on the Company's financial position, liquidity or future operations can be made.

In the normal course of business, the Company is subject to various claims and litigation. Management of the Company expects that these various litigation items will not have a material adverse effect on the results of operations or financial condition of the Company.

REPORT OF MANAGEMENT

TO THE STOCKHOLDERS OF DIGI INTERNATIONAL INC.

     The Company's management is responsible for the integrity, objectivity and consistency of the financial information presented in this annual report. The consolidated financial statements contained herein were prepared in accordance with generally accepted accounting principles and were based on informed judgments and management's best estimates as required. Financial information elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

     The Company maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded, transactions are properly executed in accordance with management's authorization, and accounting records may be relied upon for the preparation of financial statements and other financial information. The system is monitored by direct management review. Limitations exist in any system of internal control, based upon the recognition that the cost of the system should not exceed the benefits derived.

     The Company's consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was conducted in accordance with generally accepted auditing standards. As part of their audits of the Company's consolidated financial statements, these independent accountants considered the Company's internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

     The Audit Committee of the Board of Directors is composed entirely of non-employee directors and is responsible for monitoring and overseeing the quality of the Company's accounting and reporting policies, internal controls and other matters deemed appropriate. The independent certified public accountants have free access to the Audit Committee without management present.


/s/ John P. Schinas

John P. Schinas
Chairman and Interim Acting Chief Executive Officer

/s/ Subramanian Krishnan

Subramanian Krishnan
Chief Financial Officer



August 16, 1999

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Digi International Inc. and subsidiaries (the Company) at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounted principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed more fully in Note 2, the Company and the staff of the Securities and Exchange Commission have had discussions regarding the accounting treatment related to the July 1998 acquisitions of ITK International, Inc. and Central Data Corporation. As a result of these discussions, the Company has changed the method used to allocate the purchase price to in-process technologies. In connection with this modification, the Company has adjusted the measurement and allocations of the purchase prices recorded for the aforementioned acquisitions. Accordingly, the consolidated financial statements as of and for the year ended September 30, 1998 have been restated.

As discussed in Note 6, the Company has recorded its investment in AetherWorks Corporation (AetherWorks) on the equity method; the 1997 and 1996 consolidated statements of operations include AetherWorks' net operating losses for the years ended September 30, 1997 and 1996 of $5,764,201 and $3,623,776, respectively. We did not audit the financial statements of AetherWorks, which statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for AetherWorks' net operating losses, is based solely on the report of other auditors.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 11, 1998, except as to Notes 2 and 3, for which the date is July 23, 1999

QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share amounts                                                     Quarter ended
                                                            Dec. 31     Mar. 31     June 30        Sept. 30  (1)
1998
  Net sales                                                $ 42,590    $ 45,059    $ 46,449          $ 48,833
  Gross margin                                               21,369      23,066      24,559   (2)      25,399 (2)
  Acquired in-process research and development                                                         16,065
  Restructuring                                                                                         1,020
  AetherWorks Corporation gain                                                        1,350
  Net income (loss)                                           3,842       4,665       6,411            14,989
  Net income (loss) per share - basic                          0.28        0.35        0.47              1.05
  Net income (loss) per share - assuming dilution              0.27        0.33        0.45              1.05

1997
  Net sales                                                $ 42,236    $ 40,393    $ 40,843          $ 42,125
  Gross margin                                               19,640      19,294      20,118            21,063
  Restructuring                                                          10,471
  AetherWorks Corporation net loss                           (1,520)     (1,590)     (1,525)           (1,130)
  AetherWorks Corporation write-off                                                                    (5,759)
  Net (loss) income                                          (2,578)     (9,400)         67            (2,431)
  Net (loss) income per share - basic                         (0.19)      (0.70)       0.01             (0.29)
  Net (loss) income per share - assuming dilution             (0.19)      (0.70)       0.01             (0.29)

1996
  Net sales                                                $ 43,716    $ 47,973    $ 49,643          $ 51,819
  Gross margin                                               23,729      25,391      24,451            26,471
  AetherWorks Corporation net loss                             (279)       (656)     (1,204)           (1,485)
  Net income (loss)                                           4,522       4,620         (51)              209
  Net income per share - basic                                 0.34        0.35        0.00              0.02
  Net income per share - assuming dilution                     0.33        0.34        0.00              0.02

The summation of quarterly net income per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

(1) See Notes 2 and 3 to the Company's consolidated financial statements

(2) See Note 18 to the Company's consolidated financial statements

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

               3. Report of Ernst & Young LLP, Independent Auditors for AetherWorks Corporation

          (b)  Reports on Form 8-K

               Form 8-K dated July 23, 1998, regarding the Company's acquisition of Central Data Corporation on July 8, 1998.

               Form 8-K dated August 12, 1998, regarding the Company's acquisition of ITK International, Inc. on July 29, 1998.

               Form 8-K dated September 4, 1998, regarding the authorization of the Company to purchase up to 1 million shares of its Common Stock and the resignation of Jonathon E. Killmer, Senior Vice President, Chief Financial Officer and Treasurer, effective October 30, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

          (b)  Reports on Form 8-K (Continued)

               Form 8-K dated September 11, 1998, regarding the write-off and restructuring charge associated with the acquisition of Central Data Corporation and ITK International, Inc. in the fourth quarter of fiscal 1998.

               Form 8-K/A dated August 16, 1998, regarding the Company's acquisition of ITK International, Inc. on July 29, 1998.

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

          2(a) Agreement and Plan of Merger dated as of July 1, 1998 among the Company, Iroquois Acquisition Inc. and ITK International, Inc. (1)

          2(b) Agreement and Plan of Merger dated as of July 1, 1998 among the Company, CD Acquisition Inc. and Central Data Corporation (2)

          3(a)          Restated Certificate of Incorporation of the Company (3)

          3(b)          Amended and Restated By-Laws of the Company (4)

          4(a) Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Norwest Bank Minnesota, National Association, as Rights Agent (5)

          4(b) Amendment dated January 26, 1998, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Norwest Bank Minnesota, National Association, as Rights Agent (6)

          10(a)         Stock Option Plan of the Company (7)

          10(b) Form of indemnification agreement with directors and officers of the Company (8)

          10(c) Amended and Restated Employment Agreement between the Company and John P. Schinas (9)

          10(d) Restated and Amended Note Purchase Agreement between the Company and AetherWorks Corporation, dated October 14, 1997 (10)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

          (c)  Exhibits (Continued)

          Exhibit
          Number        Description
          ------        -----------

          10(e) 401(k) Savings and Profit Sharing Plan of Digi International Inc. (11)

          10(f)         Employment Arrangement between the Company and Jonathon
                        E. Killmer, dated September 16, 1996 (12)

          10(g)         Employment Agreement between the Company and Jerry A.
                        Dusa, dated March 12, 1997 (13)

          10(h)         Employment Arrangement between the Company and Douglas
                        Glader (14)

          10(h) (i)     Amendment to Employment Agreement between the Company
                        and Douglas Glader (15)

          10(i)         Employment Agreement between the Company and Dino G.
                        Kasdagly, dated October 1, 1997 (16)

          10(j)         Employee Stock Purchase Plan of the Company (17)

          13 1998 Annual Report to Stockholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission) (18)

          21            Subsidiaries of the Company (19)

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(4) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File no. 33-42384).

(5) Incorporated by reference of Exhibit 1 to the company's Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(6) Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

(7) Incorporated by reference to the corresponding exhibit number to the Company's Form 10-K for the year ended September 30, 1998 (File no. 0-17972)

(8) Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-1 (File no. 33-30725).

(9) Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended September 30, 1994 (File no. 0-17972).

(10) Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended September 30, 1997 (File no. 0-17972).

(11) Incorporated by reference to Exhibit 10(f) to Company's Form 10-K for the year ended September 30, 1991 (File no. 0-17972).

(12) Incorporated by reference to Exhibit 10(k) to the Company's Form 10-K/A for the year ended September 30, 1996 (File no. 0-17972).

(13) Incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the quarter ended March 31, 1997 (File no. 0-17972).

(14) Incorporated by reference to Exhibit 10(q) to the Company's Form 10-K for the year ended September 30, 1995 (File no. 0-17972).

(15) Incorporated by reference to Exhibit 10(p) to the Company's Form 10-Q for the quarter ended December 31, 1996 (File no. 0-17972).

(16) Incorporated by reference to Exhibit 10(r) to the Company's Form 10-K for the year ended September 30, 1997 (File no. 0-17972).

(17) Incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on January 31, 1996.

(18) Incorporated by reference to the corresponding exhibit number to the Company's Form 10-K for the year ended September 30, 1998 (File no. 0-17972)

(19) Incorporated by reference to Exhibit 21 to the Company's Form 10-K for the year ended September 30, 1998 (File no. 0-17972).

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

The financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's deficit accumulated during the development stage raises substantial doubt about its ability to continue as a going concern. The Company intends to obtain additional financing to permit it to continue its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                     /s/ Ernst & Young LLP

Minneapolis, MN
October 28, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DIGI INTERNATIONAL INC.


     August 16, 1999        By:   /s/  John P. Schinas
                                  --------------------
                                  John P. Schinas
                                  Chairman & Interim Acting Chief Executive
                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     August 16, 1999              /s/  John P. Schinas
                                  --------------------
                                  John P. Schinas
                                  Chairman & Interim Acting Chief Executive
                                  Officer (Principal Executive Officer)


     August 16, 1999              /s/ Subramanian Krishnan
                                  Subramanian Krishnan
                                  Sr. Vice President & Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)


JOHN P. SCHINAS
WILLIS K. DRAKE
RICHARD E. EICHHORN
MYKOLA MOROZ                       A majority of the Board of Directors*
DAVID STANLEY
ROBERT S. MOE

John P. Schinas, by signing his name hereto, does hereby sign this document on behalf of himself and each of the other above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

                                  /s/  John P. Schinas
                                  John P. Schinas,
                                  Attorney-in-fact

PART IV

EXHIBIT INDEX


Exhibit                                   Description                                                  Page
-------                                   -----------                                                  ----


 2(a)               Agreement and Plan of Merger dated as of July 1,                           Incorporated by
                    1998 among the Registrant, Iroquois Acquisition                            Reference
                    Inc. and ITK International, Inc.
 2(b)               Agreement and Plan of Merger dated as of July 1,                           Incorporated by
                    1998 among the Registrant, CD Acquisition Inc.                             Reference
                    and Central Data Corporation
 3(a)               Restated Certificate of Incorporation of the                               Incorporated by
                    Registrant, as amended                                                     Reference
 3(b)               Amended and Restated By-Laws of the Registrant                             Incorporated by
                                                                                               Reference
 4(a)               Form of Rights Agreement, dated as of June 10, 1998                        Incorporated by
                    between Digi International Inc. and Norwest Bank                           Reference
                    Minnesota, National Association, as Rights Agent
 4(b)               Amendment dated January 26, 1998, to Share Rights                          Incorporated by
                    Agreement,dated as of June 10, 1998 between Digi                           Reference
                    International Inc. and Norwest Bank Minnesota,
                    National Association, as Rights Agent
 10(a)               Stock Option Plan of the Registrant                                       Incorporated by
                                                                                               Reference
 10(b)              Form of indemnification agreement with directors                           Incorporated by
                    and officers of the Registrant                                             Reference
 10(c)              Amended and Restated Employment Agreement between                          Incorporated by
                    the Registrant and John P. Schinas                                         Reference
 10(d)              Restated and Amended Note Purchase Agreement                               Incorporated by
                    between the Registrant and Aether Works                                    Reference
                    Corporation, dated October 14, 1997
 10(e)              401(k) Savings and Profit Sharing Plan of Digi                             Incorporated by
                    International Inc.                                                         Reference
 10(f)              Employment Arrangement between the Registrant and                          Incorporated by
                    Jonathon E. Killmer, dated September 16, 1996                              Reference
 10(g)              Employment Agreement between the Registrant and                            Incorporated by
                    Jerry A. Dusa, dated March 12, 1997                                        Reference
 10(h)              Employment Arrangement between the Registrant and                          Incorporated by
                    Douglas Glader                                                             Reference
 10(h)              (i) Amendment to Employment Agreement between the                          Incorporated by
                    Registrant and Douglas Glader                                              Reference
 10(i)              Employment Agreement between the Registrant and                            Incorporated by
                    Dino G. Kasdagly, dated October 1, 1997                                    Reference
 10(j)              Employee Stock Purchase Plan of the Registrant                             Incorporated by
                                                                                               Reference
 13                 1998 Annual Report to Stockholders                                         Incorporated by
                                                                                               Reference
 21                 Subsidiaries of the Company                                                Incorporated by
                                                                                               Reference



Exhibit                                   Description                                                  Page
-------                                   -----------                                                  ----


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
