Form 10-Q/A
period 1998-12-31
DIGI INTERNATIONAL INC
filed 1999-08-16
CIK 854775

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 31, 1998.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.

                         Commission file number: 0-17972

                             DIGI INTERNATIONAL INC.
         ----------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           DELAWARE                                      41-1532464
 -------------------------------                 ------------------------
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

--------------------------------------------------------------------------------

                                      INDEX


                                                                          PAGE
                                                                          ----
RESTATEMENT OF FINANCIAL STATEMENTS.........................................3

PART I     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Statement of Operations
           for the three months ended
           December 31, 1998 and 1997.......................................4

           Condensed Consolidated Balance Sheet as of
           December 31, 1998 and December 30, 1997..........................5

           Condensed Consolidated Statement of Cash Flows
           for the three months ended December 31, 1998 and 1997............6

           Notes to Condensed Consolidated Financial
           Statements.......................................................7

           Review Report of Independent Accountants........................13

ITEM 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition...................14

           Forward-looking Statements......................................19


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................20

ITEM 6.    Exhibits and Reports on Form 8-K................................21


                     RESTATEMENT OF FINANCIAL STATEMENTS AND
                         CHANGES TO CERTAIN INFORMATION

The Registrant previously announced that it would revise the accounting treatment of its July 1998 acquisitions of ITK International, Inc. and Central Data Corporation in response to comments received from the Securities and Exchange Commission. Accordingly, this Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 16, 1999 for the purpose of restating financial information and related disclosures for the three month period ended December 31, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                    1998            1997
                                                                ------------    ------------
                                                                (As Restated)
Net sales                                                       $ 51,395,021    $ 42,590,059
Cost of sales                                                     24,904,313      21,221,314
                                                                ------------    ------------

Gross margin                                                      26,490,708      21,368,745
                                                                ------------    ------------
Operating expenses:
   Sales and marketing                                            11,974,080       8,259,494
   Research and development                                        6,476,216       3,810,900
   General and administrative                                      6,414,486       3,610,125
                                                                ------------    ------------
Total operating expenses                                          24,864,782      15,680,519
                                                                ------------    ------------

Operating income                                                   1,625,926       5,688,226

Other (expense) income, principally interest                        (209,786)        268,885
                                                                ------------    ------------

Income before income taxes                                         1,416,140       5,957,111
Provision for income taxes                                           941,595       2,114,775
                                                                ------------    ------------
Net income                                                      $    474,545    $  3,842,336
                                                                ============    ============

Net income per common share, basic                              $       0.03    $       0.28
                                                                ============    ============
Net income per common share, assuming dilution                  $       0.03    $       0.27
                                                                ============    ============

Weighted average common shares, basic                             14,572,022      13,480,656
                                                                ============    ============
Weighted average common shares, assuming dilution                 14,701,519      14,043,273
                                                                ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           December 31     September 30
                                                                               1998             1998
                                                                          -------------    -------------
                                                                          (As Restated)    (As Restated)
                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                             $   4,041,170    $  10,355,368
    Accounts receivable, net                                                 43,100,046       48,549,145
    Inventories, net                                                         29,508,100       27,365,924
    Other                                                                     6,055,093        6,139,941
                                                                          -------------    -------------
          Total current assets                                               82,704,409       92,410,378

Property, equipment and improvements, net                                    33,098,851       33,990,923
Intangible assets, net                                                       61,333,817       63,602,435
Other                                                                         2,595,137        2,978,883
                                                                          -------------    -------------
          Total assets                                                    $ 179,732,214    $ 192,982,619
                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit agreements                           $   6,278,303    $  10,707,000
     Current portion of long-term debt                                           41,748          264,025
     Accounts payable                                                        12,234,996       15,255,175
     Income taxes payable                                                     4,959,399        3,797,588
     Accrued expenses:
          Advertising                                                         2,662,924        2,651,742
          Compensation                                                        3,948,904        6,776,292
          Other                                                               6,657,119        9,808,835
     Restructuring accruals                                                   3,566,658        5,254,000
                                                                          -------------    -------------
         Total current liabilities                                           40,350,051       54,514,657

Long-term debt                                                               11,051,206       11,124,446
Net deferred income taxes                                                     5,221,233        5,817,933
Other                                                                           308,339          275,000
                                                                          -------------    -------------
Total liabilities                                                            56,930,829       71,732,036

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none outstanding
     Common stock, $.01 par value; 60,000,000 shares
      authorized; 15,837,625 and 15,790,975 shares issued                       158,376          157,910
     Additional paid-in capital                                              70,386,446       70,461,123
     Retained earnings                                                       75,517,351       75,042,806
     Cumulative foreign currency translation adjustment                        (334,723)        (815,809)
                                                                          -------------    -------------
                                                                            145,727,450      144,846,030
     Unearned stock compensation                                             (1,220,077)      (1,700,635)
     Treasury stock, at cost, 1,236,384 and 1,247,094
       shares                                                               (21,705,988)     (21,894,812)
                                                                          -------------    -------------
          Total stockholders' equity                                        122,801,385      121,250,583
                                                                          -------------    -------------
          Total liabilities and stockholders' equity                      $ 179,732,214    $ 192,982,619
                                                                          =============    =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                   1998            1997
                                                               ------------    ------------
                                                               (As Restated)
Operating activities:
    Net income                                                 $    474,545    $  3,842,336
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                              4,520,089       1,720,414
       Provision for losses on accounts receivable                  150,000         607,992
       Provision for inventory obsolescence                       1,175,399       1,397,098
       Loss on sale of fixed assets                                  19,625          70,584
       Stock compensation                                           338,470         113,382
       Changes in operating assets and liabilities               (7,377,609)     (1,645,933)
                                                               ------------    ------------
        Total adjustments                                        (1,174,026)      2,263,537
                                                               ------------    ------------

         Net cash (used in) provided by operating activities       (699,481)      6,105,873
                                                               ------------    ------------

Investing activities:
     Purchase of property, equipment, intangibles,
           and improvements                                      (1,453,323)     (2,084,223)
     Investment in AetherWorks Corporation                             --        (1,000,000)
                                                               ------------    ------------

         Net cash (used in) investing activities                 (1,453,323)     (3,084,223)
                                                               ------------    ------------
Financing activities:
     Principal payments on borrowings                            (4,521,071)           --
     Stock benefit plan transactions, net                           256,870         363,591
                                                               ------------    ------------
         Net cash (used in) provided by financing activities     (4,264,201)        363,591
                                                               ------------    ------------
 Effect of exchange rate changes on cash and
     and cash equivalents                                           102,807            --
Net (decrease) increase in cash and cash equivalents             (6,314,198)      3,385,241
Cash and cash equivalents, beginning of period                   10,355,368      31,329,666
                                                               ------------    ------------
Cash and cash equivalents, end of period                       $  4,041,170    $ 34,714,907
                                                               ============    ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q/A have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K/A.

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

After discussion with the staff of the Securities and Exchange Commission (the SEC) the condensed consolidated financial statements as of September 30, 1998, December 31, 1998 and March 31, 1999, and for the year ended September 30, 1998 and the three month period ended December 31, 1998, and the three and six month periods ended March 31, 1999, have been restated to reflect a change in the measurement and allocations of the purchase prices related to the July 1998 acquisitions of ITK and CDC.

The Company allocated amounts to IPR&D and intangible assets in the fourth quarter of 1998 in a manner consistent with widely recognized appraisal practices at the date of the acquisitions of ITK and CDC. Subsequent to the acquisitions, the SEC staff expressed broad views that took issue with certain appraisal practices generally employed by many public companies in determining the fair value of IPR&D. As a result of these developments, the Company has modified its valuation of IPR&D using the alternative income valuation approach. In addition, in response to questions raised by the SEC about the Company's measurement of the fair value of common stock and common stock options issued in the ITK and CDC acquisitions, the Company has modified its valuation of this portion of the purchase prices.

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

The restatement does not affect previously reported net cash flows for the periods. The effect of this restatement on previously reported condensed consolidated financial statements as of and for the three months ended December 31, 1998 is as follows:


                                                             Three Months Ended
                                                             December 31, 1998
                                                                (Unaudited)
                                                      As Previously
                                                        Reported         As Restated
                                                        --------         -----------
Statements of Operations Data:
General and administrative expenses                    $5,152,292        $6,414,486
Total operating expenses                               23,602,588        24,864,782
Operating income                                        2,888,120         1,625,926
Income before income taxes                              2,678,334         1,416,140
Provision for income taxes                              1,312,385           941,595
Net income                                              1,365,949           474,545
Net income per share, basic                                $ 0.09            $ 0.03
Net income per share, assuming dilution                    $ 0.09            $ 0.03



                                             December 31, 1998               September 30, 1998
                                               (Unaudited)
                                      As Previously                     As Previously
                                         Reported      As Restated         Reported      As Restated
                                      -------------    -------------    -------------    -------------
Balance Sheet Data
Intangible assets, net                $  34,190,135    $  61,333,817    $  31,354,483    $  63,602,435
Total assets                            152,588,532      179,732,214      160,734,667      192,982,619
Income taxes payable                      4,733,321        4,959,399        3,797,588        3,797,588
Total current liabilities                40,123,973       40,350,051       54,514,657       54,514,657
Deferred income taxes                          --          5,221,233             --          5,817,933
Total liabilities                        51,483,518       56,930,829       65,914,103       71,732,036
Additional paid-in capital               70,386,446       70,386,446       68,695,448       70,461,123
Retained earnings                        53,820,980       75,517,351       52,455,031       75,042,806
Unearned stock compensation              (1,220,077)      (1,220,077)      (3,777,204)      (1,700,635)
Total stockholders' equity            $ 101,105,014    $ 122,801,385    $  94,820,564    $ 121,250,583


2.  RESTRUCTURING

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and England. The restructuring plan relates to the closure of existing leased facilities rendered redundant by the acquisition of ITK. The charge of $1,020,000 ($647,000 net of tax benefits), consisted of $61,483 of noncancellable rent commitments the Company expects to incur following closure of the Cologne, Germany facility, $100,100 of contractual payment obligations for office furniture and other equipment the Company expects to incur following the closure of the Cologne, Germany facility, $202,039 related to the write-off of leasehold improvements in connection with the closure of the Cologne, Germany facility and $656,368 of termination payments associated with the elimination of six positions in Cologne, Germany and Bagshot, England. The Company closed the Cologne facility in December of fiscal 1999. As of December 31, 1998, $165,111 of termination payments have been made relating to one employee in Bagshot, United Kingdom. Management of the Company expects that these restructuring activities will be completed by June 1999. A summary of payments and adjustments are included in the table below.


------------------------------------------------------------------------------------------------------
                                             Balance at                   Change in       Balance  at
                                            September 30,                  Estimates      December 31,
      Description                               1998          Payments    Adjustments        1998
------------------------------------------------------------------------------------------------------
Severance and termination costs            $   656,368       $ (165,111)                  $ 491,257
Rent commitments                                61,483                                       61,483
Contractual payments for office equipment      100,110                                      100,110
Write-offs of leasehold improvements           202,039                                      202,039
                                        --------------------------------------------------------------
TOTAL                                      $ 1,020,000       $ (165,111)     $  -         $ 854,889
                                        ==============================================================


In connection with the Company's acquisition of ITK, the Company has formulated a plan of reorganization and accordingly, has recognized a $3,484,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability include $1,844,000 of termination payments associated with 10 employees the Company expects to eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expects to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expects to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England. The Company plans to vacate the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. As of December 31, 1998, $1,298,959 of payments have been made relating to termination costs in Dortmund and $107,598 of payments have been made related to rent commitments for vacant facilities in Bristol, England. The Company expects to complete these restructuring activities by June 1999. A summary of payments and adjustments is included in the table below.


2.  RESTRUCTURING (CONTINUED)

------------------------------------------------------------------------------------------------------
                                             Balance at                   Change in       Balance  at
                                            September 30,                  Estimates      December 31,
      Description                               1998          Payments    Adjustments        1998
------------------------------------------------------------------------------------------------------
Severance and termination costs             $ 1,844,000     $ (1,298,959)                  $  545,041
Facility closures                             1,640,000         (107,598)                   1,532,402
                                      ----------------------------------------------------------------
TOTAL                                       $ 3,484,000     $ (1,406,557)    $  -         $ 2,077,443
                                      ================================================================


In connection with the Company's acquisition of CDC, the Company has formulated a plan of reorganization and accordingly, the Company has recognized a $750,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability include $675,000 of termination payments, associated with 22 employees the Company expects to eliminate when it closes the Champaign, Illinois facility in January 1999 and $75,000 related to facility closure costs the Company expects to incur following closure and sale of the Champaign, Illinois facility. As of December 31, 1998, $115,674 of payments have been made relating to termination costs while the facility had not yet been closed or sold. The Company expects to complete these restructuring activities by June 1999. A summary of payments and adjustments are included in the table below.


------------------------------------------------------------------------------------------------------
                                             Balance at                   Change in       Balance  at
                                            September 30,                  Estimates      December 31,
      Description                               1998          Payments    Adjustments        1998
------------------------------------------------------------------------------------------------------
Severance and termination costs             $ 675,000       $ (115,673)                     $ 559,327
Facility closure                               75,000                                          75,000
                                      ----------------------------------------------------------------
TOTAL                                       $ 750,000       $ (115,673)        $    -       $ 634,327
                                      ================================================================


As a result of changes in management in fiscal 1999, the Company has not completed the execution of the aforementioned restructuring plans. New management of the Company is in the process of completing the execution of these restructuring plans.

3.  INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1998 and September 30, 1998 consisted of the following:


                                              December 31, 1998        September 30, 1998
                                              -----------------        ------------------
          Raw materials                             $14,502,604               $13,707,999
          Work in process                             4,449,426                 2,922,442
          Finished goods                             10,556,070                10,735,483
                                                    -----------               -----------
                                                    $29,508,100               $27,365,924
                                                    ===========               ===========


5.  COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income includes net income and foreign currency translation adjustments that are charged or credited to stockholders' equity.

Comprehensive income for the three months ended December 30, 1998 and 1997 are as follows:


                                     Three months ended
                                         December 31
                                 --------------------------
                                    1998             1997
                                 --------------------------
                               (As Restated)

Net income                        $474,545        $3,842,336

Foreign currency
  translation adjustments          481,086              -
                                  --------        ----------
Comprehensive
  income                          $955,631        $3,842,336
                                  ========        ==========


6.  NET INCOME PER SHARE

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1998, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated December 11, 1998, except as to Notes 2 and 3, for which the date is July 23, 1999, we expressed an unqualified opinion on those consolidated financial statements. Such financial statements have been restated as described in the following paragraph. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As more fully described in Note 1 to the accompanying condensed consolidated financial statements and Note 2 of the Company's consolidated financial statements as of and for the year ended September 30, 1998, the Company and the staff of the Securities and Exchange Commission have had discussions regarding the accounting treatment related to the July 1998 acquisitions of ITK International, Inc. and Central Data Corporation. As a result of these discussions, the Company has changed the method used to allocate the purchase price to in-process technologies. In connection with this modification, the Company has adjusted the measurement and allocations of the purchase prices recorded for the aforementioned acquisitions. Accordingly, the consolidated financial statements as of and for the year ended September 30, 1998 and as of and for the three months ended December 31, 1998, have been restated.

                                              /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 22, 1999, except for the information in Note 1 as to which the date is July 23, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

The Company previously announced it would revise the accounting treatment of its July 1998 acquisitions of ITK and CDC in response to comments received from the Securities and Exchange Commission. The following discussion includes all changes that have been made related to the restatement. See Note 1 to the Condensed Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:


                                                Three months         %
                                                   ended          Increase
                                                December 31      (decrease)
                                      -------------------------------------
                                               1998      1997
                                      ------------------------
                                      (As Restated)
                                      ------------------------
Net sales                                     100.0%     100.0%      20.7%
Cost of sales                                  48.5       49.8       17.4
                                               ----       ----       ----
Gross margin                                   51.5       50.2       24.0
                                               ----       ----       ----
Operating expenses:
  Sales and marketing                          23.3       19.4       45.0
  Research and development                     12.6        8.9       69.9
  General and administrative                   12.5        8.5       77.7
                                               ----       ----       ----
Total operating expenses                       48.4       36.8       58.6
                                               ----       ----       ----
Operating income                                3.1       13.4      (49.2)
Other (expense) income, net                    (0.4)       0.6     (178.0)
                                               ----       ----      -----
Income before income taxes                      2.7       14.0      (76.2)
Provision for income taxes                      1.8        5.0      (55.5)
                                               ----       ----      -----
Net income                                      0.9        9.0%     (87.6)%
                                               ====       ====      =====


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

GROSS MARGIN

Gross margin for the three month period ended December 31, 1998 increased to 51.5%, as compared to 50.2% for the three month period ended December 31, 1997. Such increase was principally due to increased sales of higher margin server-based products to the distribution channel. In particular, gross margins for the three month period ended December 31, 1998, were enhanced by a favorable product mix, resulting in higher sales of higher margin products. Offsetting the increase in margins were ITK and CDC products sold during the three month period ended December 31, 1998, which had margins of 47.2%.

OPERATING EXPENSES

Operating expenses for the three month period ended December 31, 1998, increased approximately $9.2 million or 58.6 % as compared to operating expenses for the three month period ended December 31, 1997. The operations of ITK and CDC, which were acquired in the fourth quarter of the 1998 fiscal year, accounted for approximately $7.1 million or a 45% increase in operating expenses. In addition, the Company increased its sales and marketing efforts related to new product introductions. The Company also increased its research and development efforts for new products. General and administrative expenses also increased due to the approximately $2.5 million increase in amortization expense resulting from identifiable intangible assets and goodwill acquired in the ITK and CDC transactions.

The Company anticipated annual cost savings of approximately $3.7 million relating to restructuring plans implemented by the Company (see Footnote 2 of the condensed consolidated financial statements). These cost savings will principally reduce future selling, general and administrative expenses and were expected to begin during first quarter of fiscal 1999. As a result of changes in management during fiscal 1999, the execution of restructuring plans was delayed. The Company expects to begin to realize the full effect of the aforementioned cost savings by December of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
        OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

During July, 1998 the Company acquired ITK and CDC. These transactions was accounted for using the purchase method of accounting. The purchase prices were allocated to the net assets acquired based on their estimated fair market values at the date of acquisitions.

After discussion with the staff of the Securities and Exchange Commission (the SEC) the condensed consolidated financial statements as of September 30, 1998 and December 31, 1998 and for the three month period ended December 31, 1998 have been restated to reflect a change in the measurement and allocations of the purchase prices related to the July 1998 acquisitions of ITK and CDC.

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

The value assigned to purchased in-process technology was related to research projects for which technological feasibility had not been established, Internet Protocol (VoIP) technology ($11.3 million) and Universal Serial Bus
(USB) technology ($4.8 million).

The Company is continuing development of the acquired in-process VoIP technology and, as of June 30, 1999 believes that its development efforts are on schedule to meet the product release schedule referred to in the Company's Annual Report on Form 10-K/A without any significant changes in its research and development costs. However, these expectations are subject to change, given the uncertainties of the development process and changes in market expectations.

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

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 66.5% for the three month period ended December 31, 1998. This effective tax rate exceeds the U.S. statutory income tax rate and the effective tax rate of 35.5% in the three month period ended December 31, 1997 primarily due to the additional $10.0 million of annual amortization expense related to the Company's acquisitions of ITK and CDC which is not deductible for income tax reporting purposes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. Investing activities for the three months ended December 31, 1998, consisted primarily of purchases of equipment and capital improvements totaling approximately $1.5 million. Financing activities for the three months ended December 31, 1998, consisted primarily of payments on line of credit and debt obligations totaling approximately $4.5 million. At December 31, 1998, the Company had working capital of approximately $42.4 million. The Company is currently negotiating to extend a $15 million unsecured line of credit, which expires February 28, 1999. The Company has not utilized such line.

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

THE EXPECTATION THAT VARIOUS RESTRUCTURING ACTIVITIES IN CONNECTION WITH THE ACQUISITIONS OF ITK AND CDC WILL BE COMPLETED ACCORDING TO SCHEDULE AND WILL RESULT IN EXPECTED BENEFITS - This expectation may be impacted by presently unanticipated delays or expenses.

THE EXPECTATION THAT THE COMPANY'S 1999 EFFECTIVE TAX RATE WILL BE 66.5 PERCENT - This expectation may be impacted by the changes in the Company's level of profitability.

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


                                           DIGI INTERNATIONAL INC.


Date:  August 16, 1999                     By: /s/ S. Krishnan
                                           --------------------------------
                                           S. Krishnan
                                           Chief Financial Officer
                                           (duly authorized officer and
                                           Principal Financial Officer)