Form 10-Q/A
period 1999-03-31
DIGI INTERNATIONAL INC
filed 1999-08-16
CIK 854775

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

                              11001 Bren Road East
                          Minnetonka, Minnesota 55343
               (Address of principal executive offices) (Zip Code)

                                 (612) 912-3444
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X No ___


On April 22, 1999, there were 14,604,312 shares of the registrant's $.01 par value Common Stock outstanding.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               INDEX
                                                                       Page
RESTATEMENT OF FINANCIAL STATEMENTS.......................................3

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Condensed Consolidated Statement of Operations
                  for the three months and six months ended
                  March 31, 1999 and 1998.................................4

                  Condensed Consolidated Balance Sheet as of
                  March 31, 1999 and September 30, 1998...................5

                  Condensed Consolidated Statement of Cash Flows
                  for the six months ended March 31, 1999 and 1998........6

                  Notes to Condensed Consolidated Financial
                  Statements..............................................7

                  Review Report of Independent Accountants...............14

ITEM 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition..........15

                  Forward-looking Statements.............................21


PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings......................................22

ITEM 6.           Exhibits and Reports on Form 8-K.......................24

                     RESTATEMENT OF FINANCIAL STATEMENTS AND
                         CHANGES TO CERTAIN INFORMATION

The Registrant previously announced that it would revise the accounting treatment of its July 1998 acquisitions of ITK International, Inc. and Central Data Corporation in response to comments received from the Securities and Exchange Commission. Accordingly, this Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999 for the purpose of restating financial information and related disclosures for the three and six month periods ended March 31, 1999. See Note 1 to the Condensed Consolidated Financial Statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                   Three months ended March 31                  Six months ended March 31
                                                ----------------------------------          --------------------------------
                                                    1999                 1998                   1999                 1998
                                                ------------          ------------           ------------       ------------
                                               (As Restated)                                (As Restated)
Net sales                                       $ 42,631,488          $ 45,058,973           $ 94,026,510       $  87,649,032
Cost of sales                                     24,153,615            21,993,344             49,057,929          43,214,657
                                                ------------          ------------           ------------       -------------

Gross margin                                      18,477,873            23,065,629             44,968,581          44,434,375
                                                ------------          ------------           ------------       ------------

Operating expenses:
   Sales and marketing                            10,972,993             9,007,379             22,947,075          17,266,872
   Research and development                        5,887,729             3,948,109             12,363,946           7,759,010
   General and administrative                      6,770,104             3,445,691             13,184,589           7,055,815
   Restructuring                                   1,452,909                     -              1,452,909                  --
                                                ------------          ------------           ------------       ------------
Total operating expenses                          25,083,735            16,401,179             49,948,519          32,081,697
                                                ------------          ------------           ------------       ------------
Operating (loss) income                           (6,605,862)            6,664,450             (4,979,938)         12,352,678

Other (expense) income, principally
  interest                                           (35,517)              548,470               (245,302)            817,355
                                                ------------          ------------           ------------       ------------
(Loss) income before income taxes                 (6,641,379)            7,212,920             (5,225,240)         13,170,033
(Benefit) provision for income taxes              (4,390,253)            2,547,584             (3,448,658)          4,662,359
                                                ------------          ------------           ------------       ------------
Net (loss) income                               $ (2,251,126)         $  4,665,336           $ (1,776,582)      $   8,507,674
                                                ------------          ------------           ------------       ------------
                                                ------------          ------------           ------------       ------------

Net (loss) income per common share,
  basic                                         $      (0.15)         $       0.35           $      (0.12)      $       0.63
                                                ------------          ------------           ------------       ------------
                                                ------------          ------------           ------------       ------------
Net (loss) income per common share,
  assuming dilution                             $      (0.15)         $       0.33           $      (0.12)      $       0.60
                                                ------------          ------------           ------------       ------------
                                                ------------          ------------           ------------       ------------
Weighted average common shares, basic             14,590,771            13,508,084             14,581,396          13,494,509
                                                ------------          ------------           ------------       ------------
                                                ------------          ------------           ------------       ------------
Weighted average common shares,
  assuming dilution                               14,590,771            14,265,107             14,581,396          14,149,319
                                                ------------          ------------           ------------       ------------
                                                ------------          ------------           ------------       ------------

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     March 31             September 30
                                                                       1999                   1998
                                                                  -------------           ------------
                                                                  (As Restated)           (As Restated)
                                                                   (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                      $ 11,260,148           $ 10,355,368
    Accounts receivable, net                                         32,803,190             48,549,145
    Inventories, net                                                 28,474,757             27,365,924
    Other                                                             5,563,774              6,139,941
                                                                  -------------           ------------
          Total current assets                                       78,101,869             92,410,378

Property, equipment and improvements, net                            31,409,183             33,990,923
Intangible assets, net                                               57,141,579             63,602,435
Other                                                                 2,281,518              2,978,883
                                                                  -------------           ------------
          Total assets                                            $ 168,934,149          $ 192,982,619
                                                                  -------------           ------------
                                                                  -------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit agreements                     $ 4,909,407           $ 10,707,000
     Current portion of long-term debt                                   38,415                264,025
     Accounts payable                                                10,612,010             15,255,175
     Income taxes payable                                               155,760              3,797,588
     Accrued expenses:
          Advertising                                                 2,282,076              2,651,742
          Compensation                                                4,229,741              6,776,292
          Other                                                       7,579,988              9,808,835
     Restructuring accruals                                           4,521,226              5,254,000
                                                                  -------------           ------------
         Total current liabilities                                   34,328,623             54,514,657

Long-term debt                                                        9,596,916             11,124,446
Net deferred income taxes                                             4,624,533              5,817,933
Other                                                                         -                275,000
                                                                  -------------           ------------
Total liabilities                                                    48,550,072             71,732,036

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none outstanding
     Common stock, $.01 par value; 60,000,000 shares
      authorized; 15,885,079 and 15,790,975 shares issued               158,851                157,910
     Additional paid-in capital                                      69,882,481             70,461,123
     Retained earnings                                               73,266,224             75,042,806
     Cumulative other comprehensive loss                               (262,314)              (815,809)
                                                                  -------------           ------------
                                                                    143,045,242            144,846,030
     Unearned stock compensation                                       (493,277)            (1,700,635)
     Treasury stock, at cost, 1,321,368 and 1,247,094
       shares                                                       (22,167,888)           (21,894,812)
                                                                  -------------           ------------
          Total stockholders' equity                                120,384,077            121,250,583
                                                                  -------------           -----------
          Total liabilities and stockholders' equity              $ 168,934,149          $ 192,982,619
                                                                  -------------           ------------
                                                                  -------------           ------------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                      1999                   1998
                                                                  -------------           ------------
                                                                  (As Restated)
 Operating activities:
     Net (loss) income                                             $ (1,776,582)           $ 8,507,674
     Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
        Restructuring                                              $  1,172,672            $         -
        Depreciation and amortization                                 8,886,709              3,380,308
        Provision for losses on accounts receivable                     285,000                707,992
        Provision for inventory obsolescence                          2,895,399              3,084,569
        (Gain) loss on sale of fixed assets                              (5,227)               122,421
        Stock compensation                                              459,023                531,827
        Changes in operating assets and liabilities                  (2,043,917)               340,760
                                                                    -----------            -----------
         Total adjustments                                           11,649,659              8,167,877
                                                                    -----------            -----------
          Net cash provided by operating activities                   9,873,077             16,675,551
                                                                    -----------            -----------

 Investing activities:
      Purchase of property, equipment and
            improvements, and intangibles                            (3,052,230)            (3,469,771)
       Proceeds from the sale of property, equipment and
            improvements                                                857,622                 12,713
      Investment in AetherWorks Corporation                                   -             (2,000,000)
                                                                    -----------            -----------

          Net cash used in investing activities                      (2,194,608)            (5,457,058)
                                                                    -----------            -----------

 Financing activities:
      Principal payments on borrowings                               (5,979,904)                     -
      Treasury stock purchase                                          (815,000)                     -
      Proceeds from exercise of stock options and
        employee stock purchases                                        712,728                563,718
                                                                   ------------           ------------
          Net cash (used in) provided by financing activities        (6,082,176)               563,718
                                                                   ------------           ------------
 Effect of exchange rate changes on cash and cash equivalents          (691,513)                     -
 Net increase in cash and cash equivalents                              904,780             11,782,211
 Cash and cash equivalents, beginning of period                      10,355,368             31,329,666
                                                                   ------------           ------------
 Cash and cash equivalents, end of period                          $ 11,260,148           $ 43,111,877
                                                                   ------------           ------------
                                                                   ------------           ------------

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report and Form 10-K/A.

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

After discussion with the staff of the Securities and Exchange Commission (the
SEC) the condensed consolidated financial statements as of September 30, 1998, December 31, 1998, and March 31, 1999 and for the year ended September 30, 1998 and the three month period ended December 31, 1998 and the three and six month periods ended March 31, 1999 have been restated to reflect a change in the measurement and allocations of the purchase prices related to the July 1998 acquisitions of ITK and CDC.

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

The restatement does not affect previously reported net cash flows for the periods presented. The effect of this restatement on previously reported condensed consolidated financial statements as of and for the three and six month periods ended March 31, 1999 is as follows:

                                                                 Three Months Ended
                                                                   March 31, 1999
                                                                     (Unaudited)
                                                            As Previously
Statements of Operations Data:                               Reported           As Restated
                                                           -----------          -----------
General and administrative expenses                        $5,527,153           $6,770,104
Total operating expenses                                   23,840,784           25,083,735
Operating loss                                             (5,362,911)          (6,605,862)
Loss before income taxes                                   (5,398,428)          (6,641,379)
Income tax benefit                                         (2,890,040)          (4,390,253)
Net loss                                                  $(2,508,388)         $(2,251,126)
Net loss per share, basic                                      $(0.17)              $(0.15)
Net loss per share, assuming dilution                          $(0.17)              $(0.15)



Six Months Ended:                                                March 31, 1999
                                                                  (Unaudited)
                                                         As Previously
                                                            Reported           As Restated
                                                          -----------          -----------
Statements of Operations Data:
General and administrative expenses                       $10,679,442          $13,184,589
Total operating expenses                                   47,443,372           49,948,519
Operating loss                                             (2,474,791)          (4,979,938)
Loss before income taxes                                   (2,720,093)          (5,225,240)
Income tax benefit                                         (1,577,655)          (3,448,658)
Net loss                                                  $(1,142,438)         $(1,776,582)
Net loss per share, basic                                      $(0.08)              $(0.12)
Net loss per share, assuming dilution                          $(0.08)              $(0.12)


                                                   March 31, 1999                        September 30, 1998
                                                    (Unaudited)
                                         As Previously                            As Previously
                                           Reported           As Restated           Reported            As Restated
                                         --------             -----------         -------------         -----------
Balance Sheet Data
Intangible assets, net                    $31,240,847          $57,141,579         $31,354,483          $63,602,435
Total assets                              143,033,417          168,934,149         160,734,667          192,982,619
Income taxes payable                          833,194              155,760           3,797,588            3,979,588
Total current liabilities                  35,066,055           34,328,623          54,514,657           54,514,657
Deferred income taxes                               -            4,624,533                   -            5,817,933
Total liabilities                          44,602,971           48,550,072          65,914,103           71,732,036
Additional paid-in capital                 69,882,481           69,882,481          68,695,448           70,461,123
Retained earnings                          51,312,593           73,266,224          52,455,031           75,042,806
Unearned stock compensation                  (493,277)            (493,277)         (3,777,204)          (1,700,635)
Total stockholders' equity                $98,430,446         $120,384,077         $94,820,564         $121,250,583


2.   RESTRUCTURING

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and England. The restructuring plan relates to the closure of existing leased facilities rendered redundant by the acquisition of ITK. The charge of $1,020,000 ($647,000 net of tax benefits), consisted of $61,483 of noncancellable rent commitments the Company expects to incur following closure of the Cologne, Germany facility, $100,100 of contractual payment obligations for office furniture and other equipment the Company expects to incur following the closure of the Cologne, Germany facility, $202,039 related to the write-off of leasehold improvements in connection with the closure of the Cologne, Germany facility and $656,368 of termination payments associated with the elimination of six positions in Cologne, Germany and Bagshot, England. The Company closed the Cologne facility in December of fiscal 1999. As of March 31, 1999, $165,111 of termination payments have been made relating to one employee in Bagshot, England, and $33,278 of payments have been made relating to contractual obligations for idle office equipment in Cologne, Germany. The Company expects to complete these restructuring activities by June 1999. A summary of payments and adjustments is included in the table below.

-----------------------------------------------------------------------------------------------
                                  Balance at                       Change in        Balance at
                                 September 30,                     Estimate          March 31,
Description                          1998         Payments        Adjustments          1999
-----------------------------------------------------------------------------------------------
Severance and termination        $   656,368     $ (165,111)         $     -        $  491,257
costs
Rent commitments
                                      61,483               -               -            61,483
Contractual payments for
office equipment                     100,110        (33,278)               -            66,832
Write-offs of leasehold
improvements                         202,039               -               -           202,039
                           --------------------------------------------------------------------
TOTAL                           $  1,020,000     $ (198,389)         $     -        $  821,611
                           --------------------------------------------------------------------
                           --------------------------------------------------------------------

In connection with the Company's acquisition of ITK, the Company has formulated a plan of reorganization and accordingly, has recognized a $3,484,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability include $1,844,000 of termination payments associated with 10 employees the Company expects to eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expects to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expects to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England. The Company plans to vacate the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. As of March 31, 1999, $1,298,959 of payments have been made relating to termination costs in Dortmund and $225,118 of payments have been made related to rent commitments for vacant facilities in Bristol, England and Chelmsford, Massachusetts. The Company expects to complete these restructuring activities by June 1999. A summary of payments and adjustments is included in the table below.

-------------------------------------------------------------------------------------------------
Description                       Balance at                        Change in          Balance at
                                 September 30                        Estimate           March 31,
                                    1998            Payments        Adjustments           1999
-------------------------------------------------------------------------------------------------
Severance and termination costs   $ 1,844,000     $ (1,298,959)     $         -        $ 545,041
Rent commitments                    1,640,000         (225,118)               -        1,414,882
                                  --------------------------------------------------------------
TOTAL                             $ 3,484,000     $ (1,524,077)     $         -      $ 1,959,923
                                  --------------------------------------------------------------
                                  --------------------------------------------------------------

In connection with the Company's acquisition of CDC, the Company has formulated a plan of reorganization and accordingly, the Company has recognized a $750,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability include $675,000 of termination payments, associated with 22 employees the Company expects to eliminate when it closes the Champaign, Illinois facility in January 1999 and $75,000 related to facility closure costs the Company expects to incur following closure and sale of the Champaign, Illinois facility. As of March 31, 1999, $152,552 of payments have been made relating to termination costs. The CDC facility was sold in January 1999. The Company expects to complete these restructuring activities by June 1999. A summary of payments and adjustments is included in the table below.

-------------------------------------------------------------------------------------------------
Description                       Balance at                        Change in          Balance at
                                 September 30                        Estimate           March 31,
                                    1998            Payments        Adjustments           1999
-------------------------------------------------------------------------------------------------

Severance and termination costs  $ 675,000      $ (152,552)          $        -         $ 522,448
Facility closure                    75,000               -                    -            75,000
                                 ----------------------------------------------------------------
TOTAL                            $ 750,000      $ (152,552)          $        -         $ 597,448
                                 ----------------------------------------------------------------
                                 ----------------------------------------------------------------

As a result of changes in management in fiscal 1999, the Company has not completed the execution of the aforementioned restructuring plans. New management of the Company is in the process of completing the execution of these restructuring plans.

In March 1999, the Company's Board of Directors approved a restructuring plan related to the reorganization of sales and marketing functions in Germany, England and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The related charge of $1,452,909 ($610,222 net of tax benefits) consists of $151,038 of existing commitments for rent on facilities vacated by the Company in Hamburg, Nurnberg, and Frankfurt Germany and $1,301,871 of termination payments associated with the elimination of 44 positions in Dortmund Germany, Bagshot, England, Sunnyvale, California, and Minneapolis Minnesota. As of March 31, 1999, $300,343 of payments have been made related to termination costs for seven employees in Dortmund, Germany, Sunnyvale, California, and Minneapolis, Minnesota. The Company expects to complete these restructuring activities by December 31, 1999. A summary of payments and adjustments is included in the table below.

------------------------------------------------------------------------------------------
                                                             Change in
                                Beginning                    Estimate         Balance at
       Description               Balance        Payments    Adjustments     March 31, 1999
------------------------------------------------------------------------------------------
Severance and
termination costs               $ 1,301,871    $ (300,343)                    $ 1,001,528
Rent commitments                    151,038                                       151,038
------------------------------------------------------------------------------------------
TOTAL                           $ 1,452,909    $ (300,343)  $         -       $ 1,152,566
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

3.  INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 1999 and September 30, 1998 consisted of the following:


                                        March 31, 1999        September 30, 1998
                                        --------------        ------------------
                  Raw materials            $16,722,050               $13,707,999
                  Work in process            2,804,595                 2,922,442
                  Finished goods             8,948,112                10,735,483
                                           -----------               -----------
                                           $28,474,757               $27,365,924
                                           -----------               -----------
                                           -----------               -----------

4.  COMPREHENSIVE (LOSS) INCOME

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

Comprehensive (loss) income for the three months and six months ended March 31, 1999 and 1998 was as follows:

                                   Three months ended                   Six months ended
                                        March 31                            March 31
                                -------------------------         ------------------------
                                   1999              1998             1999            1998
                                   ----              ----             ----            ----
                               (As Restated)                      (As Restated)

Net (loss) income               $(2,251,126)      $4,665,336       $(1,776,582)     $8,507,674

Foreign currency
  translation adjustments            72,409             -              553,495            -
                                ------------      ----------       ------------     ----------

Comprehensive (loss)
  income                        $(2,178,717)      $4,665,336       $(1,223,087)     $8,507,674
                                ------------      ----------       ------------     ----------
                                ------------      ----------       ------------     ----------

5.   NET (LOSS) INCOME PER SHARE

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

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations for the three and six month periods ended March 31, 1999 and 19998, and cash flows for the six month periods ended March 31, 1999, and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As more fully described in Note 1 to the accompanying condensed consolidated financial statements and Note 2 of the Company's consolidated financial statements as of and for the year ended September 30, 1998, the Company and the staff of the Securities and Exchange Commission have had discussions regarding the accounting treatment related to the July 1998 acquisitions of ITK International, Inc. and Central Data Corporation. As a result of these discussions, the Company has changed the method used to allocate the purchase price to in-process technologies. In connection with this modification, the Company has adjusted the measurement and allocations of the purchase prices recorded for the aforementioned acquisitions. Accordingly, the consolidated financial statements as of and for the year ended September 30, 1998 and as of and for the three and six months ended March 31, 1999, have been restated.

                                                 /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
April 16, 1999, except for the information in Note 1 as to which the date is July 23, 1999

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

                                                Three months         %               Six months             %
                                                    ended        Increase               ended           Increase
                                                  March 31      (decrease)             March 31        (decrease)
                                            ------------------------------        -------------------------------
                                              1999       1998                      1999       1998
                                              ----       ----                      ----       ----
                                         (As Restated)                         (As Restated)

Net sales                                     100.0      100.0       (5.4)         100.0%     100.0%       7.3%
Cost of sales                                  56.7       48.8        9.8           52.2       49.3       13.5
                                              -----      -----     ------          -----      -----     ------
Gross margin                                   43.3       51.2      (19.9)          47.8       50.7        1.2
                                              -----      -----     ------          -----      -----     ------
Operating expenses:
  Sales and marketing                          25.7       20.0       21.8           24.4       19.7       32.9
  Research and development                     13.8        8.8       49.1           13.2        8.9       59.3
  General and administrative                   15.9        7.6       96.5           14.0        8.1       86.9
  Restructuring                                 3.4        0.0        -              1.5        0.0         -
                                              -----      -----     ------          -----      -----     ------
Total operating expenses                       58.8       36.4       52.9           53.1       36.6       55.7
                                              -----      -----     ------          -----      -----     ------
Operating income                              (15.5)      14.8     (199.1)          (5.3)      14.1     (140.3)
Other (expense) income, net                    (0.1)       1.2     (106.5)          (0.3)       0.9     (130.0)
                                              -----      -----     ------          -----      -----     ------
Income before income taxes                    (15.6)      16.0     (192.1)          (5.6)      15.0     (139.7)
Provision for income taxes                    (10.3)       5.7     (272.3)          (3.7)       5.3     (174.0)
                                              -----      -----     ------          -----      -----     ------
Net income                                     (5.3)      10.4     (148.3)          (1.9)%      9.7%    (120.9)%
                                              -----      -----     ------          -----      -----     ------
                                              -----      -----     ------          -----      -----     ------

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

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1999, increased approximately $7.5 million (excluding second quarter restructuring charges of $1.5 million) or 45.9% as compared to operating expenses for the three months ended March 31, 1998. The operations of ITK, which was acquired in the fourth quarter of fiscal 1998, accounted for approximately $5.3 million or a 32.3% increase in operating expenses. CDC, which was acquired in the fourth quarter of fiscal 1998, accounted for approximately $930,000 of operating expense for first quarter and has been fully integrated into the Company's existing operations during second quarter of fiscal 1999. In addition, during the three months ended March 31, 1999, the Company recorded a one-time restructuring charge of $1.5 million due to reorganization of the sales and marketing functions in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Germany, England and the United States. General and administrative expense also increased due to approximately $2.5 million increase in amortization expense resulting from identifiable intangible assets and goodwill acquired in the ITK and CDC transactions.

Operating expenses for the six months ended March 31, 1999 increased by approximately $16.4 million (excluding second quarter restructuring charges) or 51.2% as compared to operating expenses for the six months ended March 31, 1998. The operations of ITK accounted for approximately $10.9 million. Research and Development and Sales and Marketing costs have increased for the six months ended March 31, 1999, due to development of new products and preparation for new product launch. General and administrative expenses also increased due to the approximately $5.0 million increase in amortization expense resulting from identifiable intangible assets and goodwill acquired in the ITK and CDC transactions.

The Company anticipated annual cost savings of approximately $5.2 million relating to restructuring plans implemented by the Company (see Footnote 2 of the condensed consolidated financial statements). These cost savings will principally reduce future selling, general and administrative expenses and were expected to begin during first quarter of fiscal 1999. As a result of changes in management during fiscal 1999, the execution of restructuring plans was delayed. The Company expects to begin to realize the full effect of the aforementioned cost savings by December of 1999.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

During July, 1998 the Company acquired ITK and CDC. These transactions was accounted for using the purchase method of accounting. The purchase prices were allocated to the net assets acquired based on their estimated fair market values at the date of acquisitions.

After discussion with the staff of the Securities and Exchange Commission (the SEC) the condensed consolidated financial statements as of September 30, 1998 and March 31, 1999 and for the three and six month periods ended March 31, 1999 have been restated to reflect a change in the measurement and allocations of the purchase prices related to the July 1998 acquisitions of ITK and CDC.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

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

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 66% for the six months ended March 31, 1999. This effective tax rate exceeds the U.S. statutory income tax rate and the effective tax rate of 35.4% in the six months ended March 31, 1998 primarily due to additional $10.0 million of annual amortization expense related to the Company's acquisitions of ITK and CDC which is not deductible for income tax reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. Investing activities for the six months ended March 31, 1999, consisted primarily of purchases of equipment and capital improvements totaling approximately $3.1 million. Financing activities for the six months ended March 31, 1999, consisted primarily of payments on line of credit and debt obligations totaling approximately $6.0 million. At March 31, 1999, the Company had working capital of approximately $43.8 million. During the quarter, the Company reduced its unsecured line of credit from $15 million to $5 million. The Company is negotiating to extend the unsecured line of credit which expires May 31, 1999. The Company has no borrowings outstanding on this line of credit.

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

THE EXPECTATION THAT RESTRUCTURING ACTIVITIES IN CONNECTION REORGANIZATION OF THE SALES AND MARKETING FUNCTIONS IN GERMANY, ENGLAND AND THE UNITED STATES WILL BE COMPLETED ACCORDING TO SCHEDULE - This expectation may be impacted by presently unanticipated delays or expenses.

THE EXPECTATION THAT THE COMPANY'S 1999 EFFECTIVE TAX RATE WILL BE 66 PERCENT -This expectation may be impacted by the changes in the Company's level of profitability.

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

THE BELIEF THAT IMPLEMENTATION OF A NEW ENTERPRISE-WIDE INFORMATION MANAGEMENT SYSTEM WILL ADDRESS THE COMPANY'S INTERNAL YEAR 2000 COMPLIANCE ISSUES AND THE BELIEF THAT THE YEAR 2000 WILL NOT HAVE A SIGNIFICANT IMPACT ON OPERATIONS -These beliefs may be impacted by presently unanticipated delays in assessment or remediation, unanticipated increases in costs or non-compliance by third parties.

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

                                         DIGI INTERNATIONAL INC.


Date:  August 16, 1999                         By:      /s/ S. Krishnan
                                                 ------------------------------
                                               S. Krishnan
                                               Chief Financial Officer
                                               (duly authorized officer and
                                               Principal Financial Officer)