Form 10-Q
period 1999-06-30
DIGI INTERNATIONAL INC
filed 1999-08-16
CIK 854775

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

         For the quarterly period ended: June 30, 1999.

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


                                  Yes X No ___


On August 6, 1999, there were 14,910,085 shares of the registrant's $.01 par value Common Stock outstanding.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                               Page

         Condensed Consolidated Statement of Operations
         for the three months and nine months ended
         June 30, 1999 and 1998................................................3

         Condensed Consolidated Balance Sheet as of
         June 30, 1999 and September 30, 1998..................................4

         Condensed Consolidated Statement of Cash Flows
         for the nine months ended June 30, 1999 and 1998......................5

         Notes to Condensed Consolidated Financial
         Statements............................................................6

         Review Report of Independent Accountants.............................12

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition........................13

         Forward-looking Statements...........................................20

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........20


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................21

ITEM 2.  Changes in Securities................................................22

ITEM 3.  Defaults Upon Senior Securities......................................22

ITEM 4.  Submission of Matters to a Vote of Securities Holders................22

ITEM 5.  Other Information....................................................22

ITEM 6.  Exhibits and Reports on Form 8-K.....................................23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                           Three months ended June 30      Nine months ended June 30
                                           --------------------------    -----------------------------
                                                1999           1998            1999            1998
                                           ------------    -----------   -------------    ------------
Net sales                                  $ 51,144,524    $46,449,286   $ 145,171,035    $134,098,319
Cost of sales                                23,997,831     21,890,041      73,055,760      65,104,699
                                           ------------    -----------   -------------    ------------

Gross margin                                 27,146,693     24,559,245      72,115,275      68,993,620
                                           ------------    -----------   -------------    ------------

Operating expenses:
   Sales and marketing                        9,323,592      9,036,250      32,270,668      26,303,159
   Research and development                   6,003,762      4,127,946      18,367,708      11,886,956
   General and administrative                 5,941,674      2,969,649      19,126,262      10,025,425
   Restructuring                               (685,397)          --           767,512            --
                                           ------------    -----------   -------------    ------------
Total operating expenses                     20,583,631     16,133,845      70,532,150      48,215,540
                                           ------------    -----------   -------------    ------------

Operating income                              6,563,062      8,425,400       1,583,125      20,778,080

Other income (expense), net                      64,251        659,916        (181,050)      1,477,270
AetherWorks Corporation net gain                   --        1,350,000            --         1,350,000
                                           ------------    -----------   -------------    ------------

Income before income taxes                    6,627,313     10,435,316       1,402,075      23,605,350
Provision for income taxes                    4,374,028      4,024,409         925,370       8,686,768
                                           ------------    -----------   -------------    ------------
Net income                                 $  2,253,285    $ 6,410,907   $     476,705    $ 14,918,582
                                           ------------    -----------   -------------    ------------
                                           ------------    -----------   -------------    ------------
Net income per common share,
  basic                                    $       0.15    $      0.47   $        0.03    $       1.10
                                           ------------    -----------   -------------    ------------
                                           ------------    -----------   -------------    ------------
Net income per common share,
  assuming dilution                        $       0.15    $      0.45   $        0.03    $       1.05
                                           ------------    -----------   -------------    ------------
                                           ------------    -----------   -------------    ------------
Weighted average common shares,
basic                                        14,714,942     13,617,518      14,625,908      13,535,512
                                           ------------    -----------   -------------    ------------
                                           ------------    -----------   -------------    ------------
Weighted average common shares,
assuming dilution                            14,772,315     14,385,012      14,767,841      14,216,915
                                           ------------    -----------   -------------    ------------
                                           ------------    -----------   -------------    ------------

   The accompanying notes are an integral part of the condensed consolidated financial statements

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                June 30          September 30
                                                                  1999                1998
                                                             -----------        -------------
                                                             (unaudited)        (as restated)
ASSETS
Current assets:
    Cash and cash equivalents                                $  25,770,254      $  10,355,368
    Accounts receivable, net                                    35,330,537         48,549,145
    Inventories, net                                            21,968,124         27,365,924
    Other                                                        5,128,023          6,139,941
                                                             -------------      -------------
          Total current assets                                  88,196,938         92,410,378

Property, equipment and improvements, net                       30,376,062         33,990,923
Intangible assets, net                                          52,489,501         63,602,435
Other                                                            2,384,553          2,978,883
                                                             -------------      -------------
          Total assets                                       $ 173,447,054      $ 192,982,619
                                                             -------------      -------------
                                                             -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under line of credit agreements               $   5,213,322      $  10,707,000
    Current portion of long-term debt                              202,910            264,025
    Accounts payable                                             8,634,942         15,255,175
    Income taxes payable                                         5,077,369          3,797,588
    Accrued expenses:
          Advertising                                            2,514,273          2,651,742
          Compensation                                           5,324,280          6,776,292
          Other                                                  6,984,064          9,808,835
    Restructuring                                                1,462,344          5,254,000
                                                             -------------      -------------
         Total current liabilities                              35,413,504         54,514,657

    Long-term debt                                               9,070,890         11,124,446
    Net deferred income taxes                                    4,027,833          5,817,933
    Other                                                             --              275,000
                                                             -------------      -------------
    Total liabilities                                           48,512,227         71,732,036

Commitments and contingency

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none outstanding
    Common stock, $.01 par value; 60,000,000 shares
     authorized; 16,170,583 and 15,790,975 shares issued           161,706            157,910
    Additional paid-in capital                                  71,563,903         70,461,123
    Retained earnings                                           75,519,511         75,042,806
   Cumulative foreign currency translation adjustment             (140,818)          (815,809)
                                                             -------------      -------------
                                                               147,104,302        144,846,030
     Unearned stock compensation                                  (400,305)        (1,700,635)
     Treasury stock, at cost, 1,297,818 and 1,247,094
       common shares                                           (21,769,170)       (21,894,812)
                                                             -------------      -------------
          Total stockholders' equity                           124,934,827        121,250,583
                                                             -------------      -------------
          Total liabilities and stockholders' equity         $ 173,447,054      $ 192,982,619
                                                             -------------      -------------
                                                             -------------      -------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                     1999                1998
                                                                 ------------      ------------
Operating activities:
    Net income                                                   $    476,705      $ 14,918,582
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Restructuring                                                  208,266                --
       Depreciation and amortization                               11,264,831         4,877,165
       AetherWorks Corporation net gain                                  --          (1,350,000)
       Provision for losses on accounts receivable                    420,000           707,992
       Provision for inventory obsolescence                         3,495,399         5,354,569
       Loss on sale of fixed assets                                    14,215           183,057
       Stock compensation                                             529,738           656,940
       Changes in operating assets and liabilities                  6,183,006        (3,695,118)
                                                                 ------------      ------------
        Total adjustments                                          22,115,455         6,734,605
                                                                 ------------      ------------

         Net cash provided by operating activities                 22,592,160        21,653,187
                                                                 ------------      ------------

Investing activities:
     Purchase of property, equipment and
           improvements                                            (3,008,585)       (4,407,189)
     Investment in AetherWorks Corporation                               --          (2,000,000)
     Advance related to impending acquisition                            --          (5,000,000)
                                                                 ------------      ------------

         Net cash used in investing activities                     (3,008,585)      (11,407,189)
                                                                 ------------      ------------

Financing activities:
    Principal payments on borrowings                               (5,346,233)             --
     Stock benefit plan transactions, net                           2,002,977         3,369,749
                                                                 ------------      ------------
         Net cash (used in) provided by financing activities       (3,343,256)        3,369,749
                                                                 ------------      ------------

Effect of exchange rate changes on cash and
  cash equivalents                                                   (825,433)             --
Net increase in cash and cash equivalents                          15,414,886        13,615,747
Cash and cash equivalents, beginning of period                     10,355,368        31,329,666
                                                                 ------------      ------------
Cash and cash equivalents, end of period                         $ 25,770,254      $ 44,945,413
                                                                 ------------      ------------
                                                                 ------------      ------------


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 Annual Report on Form 10-K/A.

The condensed consolidated financial statements presented herein as of June 30, 1999, and for the three months and nine months ended June 30, 1999, and 1998, reflect, in the opinion of management, all adjustments (which, other than adjustments to restructuring charges, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

After discussion with the staff of the Securities and Exchange Commission (the
SEC) the condensed consolidated financial statements as of September 30, 1998, December 31, 1998 and March 31, 1999, and for the year ended September 30, 1998, the three month period ended December 31, 1998, and the three and six month periods ended March 31, 1999, have been restated to reflect a change in the measurement and allocations of the purchase prices related to the July 1998 acquisitions of ITK International, Inc. ("ITK") and Central Data Corporation ("CDC").

The Company allocated amounts to In Process Research & Development ("IPR&D") and intangible assets in the fourth quarter of 1998 in a manner consistent with widely recognized appraisal practices at the date of the acquisitions of ITK and CDC. Subsequent to the acquisitions, the SEC staff expressed broad views that took issue with certain appraisal practices generally employed by many public companies in determining the fair value of IPR&D. As a result of these developments, the Company has modified its valuation of IPR&D using the alternative income valuation approach. In addition, in response to questions raised by the SEC about the Company's measurement of the fair value of common stock and common stock options issued in the ITK and CDC acquisitions, the Company has modified its valuation of this portion of the purchase prices.

As a result of valuing IPR&D using the alternative income valuation approach and adjusting the measurement of the purchase prices, the Company, in consultation with its independent accountants, has revised its measurement and allocations of the purchase prices, including the amounts allocated to IPR&D. The effect of these adjustments was to: reduce the aggregate amount originally allocated to IPR&D from $39.2 million to $16.1 million; increase the aggregate amount allocated to current technologies from $15.0 to $29.1 million; increase the amount of net deferred tax liabilities from $0 to $6.3 million; increase goodwill from $8.2 million to $27.4 million; increase additional paid in-capital from $68.7 million to $70.5 million; and reduce unearned stock compensation from $3.8 million to $1.7 million. These adjustments will also result in additional, annual amortization expense, related to identifiable intangibles and goodwill of approximately $5.0 million (assuming there are no future adjustments to reflect impairments of such intangibles and goodwill).

The restatement does not affect previously reported net cash flows for the periods presented. The effect of this restatement on previously reported condensed consolidated financial statements included herein is as follows:

                                               September 30, 1998
                                        ----------------------------------
                                        As Previously
Balance Sheet Data                         Reported           As Restated
------------------                      -------------         ------------
Intangible assets, net                    $31,354,483          $63,602,435
Total assets                              160,734,667          192,982,619
Net deferred income taxes                           -            5,817,933
Total liabilities                          65,914,103           71,732,036
Additional paid-in capital                 68,695,448           70,461,123
Retained earnings                          52,455,031           75,042,806
Unearned stock compensation                (3,777,204)          (1,700,635)
Total stockholders' equity                $94,820,564         $121,250,583

2.   RESTRUCTURING

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and England. The restructuring plan relates to the closure of existing leased facilities rendered redundant by the acquisition of ITK. The charge of $1,020,000 ($647,000 net of tax benefits), consisted of $61,483 of noncancellable rent commitments the Company expects to incur following closure of the Cologne, Germany facility, $100,100 of contractual payment obligations for office furniture and other equipment the Company expects to incur following the closure of the Cologne, Germany facility, $202,039 related to the write-off of leasehold improvements in connection with the closure of the Cologne, Germany facility and $656,368 of termination payments associated with the elimination of six positions in Cologne, Germany and Bagshot, England. The Company closed the Cologne facility during December 1998. As of June 30, 1999, the Company paid $266,854 of termination costs relating to the elimination of two positions. During the third quarter of 1999, the Company reduced the restructuring accrual by $572,191 due to management's decision during the quarter to retain four employees previously notified that they would be terminated, a final settlement negotiated by the Company which reduced the remaining contractual rent commitments for office space and equipment in Cologne, Germany which was previously vacated and abandoned by the Company, and a decision by current management to utilize certain equipment which prior management had planned to abandon. Adjustments to the restructuring accrual are reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. Management of the Company expects that remaining restructuring activities will be completed by June 1999. A summary of payments and adjustments is included in the table below.


                                                    Balance at                   Change in
                                                   September 30,                  Estimate        Balance
Description                                            1998          Payments    Adjustments     Junes30, 1999
-----------                                        -------------    ---------    -----------     -------------
Severance and termination costs                      $ 656,368      $(266,854)   $ (355,324)       $ 34,190
Rent committments                                       61,483        (25,005)      (16,374)         20,104
Contractual pyaments for office equipment              100,110        (49,972)      (50,138)              -
Write-offs of leasehold improvements                   202,039              -      (150,355)         51,684
                                                   -----------     ----------    ----------       ---------
TOTAL                                              $ 1,020,000     $ (341,831)   $ (572,191)      $ 105,978
                                                   -----------     ----------    ----------       ---------
                                                   -----------     ----------    ----------       ---------

In connection with the Company's acquisition of ITK, the Company has formulated a plan of reorganization and accordingly, has recognized a $3,484,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability include $1,844,000 of termination payments associated with 10 employees the Company expects to eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expects to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expects to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England. The Company vacated the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. During the third quarter of fiscal 1999, the Company reduced the restructuring accrual by $1,451,882 as management determined during the quarter that the number of positions to be terminated was 26 rather than 30 due to unanticipated employee turnover and other changes in management of the Company during fiscal 1999. In addition, during the third quarter of 1999, the Company and the lessor of the Newbury facility reached a final, negotiated settlement which significantly reduced the Company's remaining contractual rent obligation. Adjustments to the restructuring accrual are reflected as a reduction in the restructuring accrual and a corresponding decrease in goodwill. Management of the Company expects that these restructuring activities will be completed by June 1999. A summary of payments and adjustments is included in the table below.

                                                    Balance at                   Change in
                                                   September 30,                  Estimate          Balance
Description                                            1998          Payments    Adjustments     June 30, 1999
-----------                                        -----------    -----------    -----------     -------------
Severance and termination costs                    $ 1,844,000    $ (1,423,168)     $ (378,792)       $ 42,040
Facility closures                                    1,640,000        (236,910)     (1,073,090)        330,000
                                                   -----------    ------------   -------------   -------------
TOTAL                                              $ 3,484,000    $ (1,660,078)   $ (1,451,882)      $ 372,040
                                                   -----------    ------------   -------------   -------------
                                                   -----------    ------------   -------------   -------------

In connection with the Company's acquisition of CDC, the Company has formulated a plan of reorganization and accordingly, the Company has recognized a $750,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability include $675,000 of termination payments, associated with 22 employees the Company expects to eliminate when it closes the Champaign, Illinois facility in January 1999 and $75,000 related to facility closure costs the Company expects to incur following closure and sale of the Champaign, Illinois facility. During the third quarter of fiscal 1999, the Company reduced the restructuring accrual by $222,513 due to management's decision during the quarter to reduce the number of employees to be terminated from 22 to 20 due to unanticipated employee turnover and other changes in management. In addition, during the third quarter, management determined that it would not incur significant additional closure costs from the sale of the Champaign, Illinois facility. Adjustments to the restructuring accrual are reflected as a reduction in the restructuring accrual and a corresponding decrease in goodwill. Management of the Company expects that these restructuring activities will be completed by June 1999.
A summary of payments and adjustments is included in the table below.

                                                    Balance at                   Change in
                                                   September 30,                  Estimate          Balance
Description                                            1998          Payments    Adjustments     June 30, 1999
-----------                                        -----------    -----------    -----------     -------------
Severance and termination costs                    $ 675,000       $ (321,226)   $ (147,513)        $ 206,261
Facility closure                                      75,000              -         (75,000)                -
                                                   -----------    -----------    -----------     -------------
TOTAL                                              $ 750,000       $ (321,226)   $ (222,513)        $ 206,261
                                                   -----------    -----------    -----------     -------------
                                                   -----------    -----------    -----------     -------------

In March 1999, the Company's Board of Directors approved a restructuring plan related to the reorganization of sales and marketing functions in Germany, England and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The related charge of $1,452,909 ($493,989 net of tax benefits) consisted of $151,038 of existing commitments for rent on facilities vacated by the Company in Hamburg, Nurnberg, and Frankfurt Germany and $1,301,871 of termination payments associated with the elimination of 44 positions in Dortmund, Germany, Bagshot, England, Sunnyvale, California, and Minneapolis, Minnesota. As of June 30, 1999, the Company paid $553,639 of termination costs relating to the elimination of 32 positions. During the third quarter of fiscal 1999, management of the

Company determined that $33,100 of severance costs in Dortmund would not be payable due to a decision to retain two employees previously notified that they would be terminated. In addition, the Company reduced its estimated remaining rent commitment by $80,106 as it successfully sublet the vacated office space in Nurnberg, Germany. Adjustments to the restructuring accrual are reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. Management of the Company expects that these restructuring activities will be completed by December 1999. A summary of payments and adjustments is included in the table below.


                                                          Balance at                         Change in
                                                          September 30,                       Estimate        Balance at
Description                                                   1998          Payments         Adjustments     June 30, 1999
----------                                                ------------      ---------        -----------     --------------
Severance and termination costs                            $ 1,301,871      $(553,639)        $ (33,100)        $715,132
Rent commitments                                               151,038         (8,000)          (80,106)          62,932
                                                          ------------      ---------        -----------     --------------
TOTAL                                                      $ 1,452,909      $(561,639)       $ (113,206)        $778,064
                                                          ------------      ---------        -----------     --------------
                                                          ------------      ---------        -----------     --------------

3.   INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 1999 and September 30, 1998 consisted of the following:

                                                    June 30, 1999              September 30, 1998
                                                    -------------              ------------------
                  Raw materials                      $15,036,070                  $13,707,999
                  Work in process                      1,992,117                    2,922,442
                  Finished goods                       4,939,937                   10,735,483
                                                   -------------                   ----------
                                                     $21,968,124                  $27,365,924
                                                   -------------                   ----------
                                                   -------------                   ----------

4.   COMPREHENSIVE INCOME

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

Comprehensive income for the three months and nine months ended June 30, 1999 and 1998 was as follows:

                                   Three months ended                   Nine months ended
                                         June 30                             June 30
                                ------------------------           ----------------------
                                   1999              1998              1999           1998
                                   ----              ----              ----           ----
Net  income                     $2,253,285        $6,410,907         $476,705       $14,918,582

Foreign currency
  translation adjustments          121,496               --           674,991                --
                                ----------        ----------         ----------     -----------

Comprehensive
  income                        $2,374,781        $6,410,907       $1,151,696       $14,918,582
                                ----------        ----------         ----------     -----------
                                ----------        ----------         ----------     -----------

5.   NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average of common shares outstanding during the period. Net income per share, assuming dilution, is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of dilutive earnings per share excludes 1,683,099 and 1,331,169 equivalent shares of the Company for the three months and nine months ended June 30, 1999, attributable to the common stock options issued by the Company because their effect was anti-dilutive. Shares used in the computations for the nine months ended June 30, 1999 and 1998 are as follows:


                                                                               1999                     1998
                                                                               ----                     ----
Weighted average shares used in basic computation                           14,714,942              14,625,908
Common stock equivalents - stock options                                        57,373                 141,933
                                                                            ----------              ----------
Weighted average shares used in diluted computation                         14,772,315              14,767,841
                                                                            ----------              ----------
                                                                            ----------              ----------

6.   LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Condensed Consolidated Financial Statements.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of operations for the three month and nine month periods ended June 30, 1999, and 1998, and cash flows for the nine month periods ended June 30, 1999, and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                                /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 23, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

                                                THREE MONTHS         %               NINE MONTHS            %
                                                   ENDED          INCREASE              ENDED           INCREASE
                                                  JUNE 30        (DECREASE)            JUNE 30         (DECREASE)
                                            ------------------   ---------        -----------------    ----------
                                              1999       1998                      1999       1998
                                              ----       ----                      ----       ----
Net sales                                     100.0      100.0       10.1%         100.0%     100.0%        8.2%
Cost of sales                                  46.9       47.1        9.6           50.3       48.5        12.2
                                               ----       ----       ----           ----       ----       -----
Gross margin                                   53.1       52.9       10.5           49.7       51.5         4.5
                                               ----       ----       ----           ----       ----       -----
Operating expenses:
  Sales and marketing                          18.3       19.5        3.2           22.2       19.7        22.7
  Research and development                     11.7        8.9       45.4           12.7        8.9        54.5
  General and administrative                   11.6        6.4      100.0           13.2        7.5        90.8
  Restructuring                                (1.3)        --        --            0.5         --          --
                                               ----      -----      -----          -----      -----       -----
Total operating expenses                       40.3       34.7       27.6           48.6       36.0        46.3
                                               ----       ----      -----           ----       ----       -----
Operating income                               12.8       18.2      (22.1)           1.1       15.5       (92.4)
Other income, net                               0.2        1.4      (90.3)          (0.1)       1.1      (112.3)
AetherWorks Corporation loss                    -          2.9     (100.0)            -         1.0         -
                                              -----        ---      -----           -----       ---       -----
Income before income taxes                     13.0       22.5      (36.5)           1.0       17.6       (94.1)
Provision for income taxes                      8.6        8.7        8.7            0.7        6.5       (89.4)
                                              -----        ---      -----            ---        ---       -----
Net income                                      4.4       13.8      (64.9)%          0.3%      11.1%      (96.8)%
                                              -----        ---      -----            ---        ---       -----
                                              -----        ---      -----            ---        ---       -----

NET SALES

Net sales for the three months ended June 30, 1999, were higher than net sales for the corresponding three months ended June 30, 1998, by $4,695,238 or 10.1%. Net sales for the nine months ended June 30, 1999 were higher than net sales for the corresponding nine months ended June 30, 1998, by $11,072,716 or 8.3%. Sales of the products added in connection with the acquisitions of ITK and CDC in July 1998 generated revenues of $9,050,900 and $32,827,800 for the three months and nine months ended June 30, 1999, respectively. These revenue increases were mitigated by a decrease in demand for the Company's legacy asynchronous products resulting in reduced revenues of $1,791,800 and $10,710,000 for the three and nine months ended June 30, 1999 relative to comparable periods of 1998, and a decrease in demand for the Company's physical layer products resulting in a decrease in related revenues of $5,046,900 and $15,551,100 for the three and nine months ended June 30, 1999 relative to comparable periods of 1998. Net sales of the Company's new digital RAS products were approximately $2,483,000 and $4,506,000 for the three and nine months ended June 30, 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following table sets forth revenue by principal product group expressed as a percentage of net sales:

                          Three months              Nine months
                          Ended June 30             Ended June 30
                        ------------------       ------------------
                        1999         1998         1999         1998
                       -----        -----        -----        ------
Server Based            72.0%        65.3%        67.1%        62.4%
Physical Layer           8.6%        16.6%         7.6%        16.0%
OEM                     19.4%        18.1%        25.3%        21.6%
Total                  100.0%       100.0%       100.0%       100.0%


GROSS MARGIN

Gross margin for the three months and nine months ended June 30, 1999 was 53.1% and 49.7%, as compared to 52.9% and 51.5% for the three months and nine months ended June 30, 1998. For the three months ended June 30, 1999, gross margin was positively impacted by the increased proportion of sales from higher gross margin server-based communication products. Gross margin for the three and nine months ended June 30, 1999, continues to be negatively impacted by sales of lower gross margin products related to ITK operations which accounted for 10% of total sales for the quarter ended June 30, 1999 and 14% of total sales for nine six-month period ended June 30, 1999. In addition, margins generated from physical layer LAN products have declined in fiscal 1999 due to market-driven reductions in selling prices.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 1999, increased approximately $4.4 million or 27.6% as compared to operating expenses for the three months ended June 30, 1998. The operations of ITK, which was acquired in the fourth quarter of fiscal 1998, accounted for $4.8 million or 94.1% of the increase in operating expenses. General and administrative expense also increased in the three months ended June 30, 1999, due to the approximately $2.5 million ($1.6 million included in ITK expenses of $4.8 million) increase in amortization expense resulting from identifiable intangible assets and goodwill acquired in the ITK and CDC transactions. Excluding ITK, research and development increased by $0.9 million due to development of new products released during the quarter ended June 30, 1999. Marketing expenses decreased by $2.0 million due to timing of major advertising campaigns.

Research and development expense was $6,003,762, or 12% of net sales, compared with $4,127,946, or 9% of net sales, for the three months ended June 30, 1999 and 1998. The dollar increase is primarily due to new product development efforts in digital remote access technology and the addition of research and development costs related to ongoing development of in-process technologies acquired from ITK and CDC in July 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Selling, general and administrative expense was $15,265,266, or 30% of net sales compared to $12,005,899, or 26% of net sales, for the three months ended June 30, 1999 and 1998. The expense increase relates primarily to increased operating expenses and increased amortization of intangible assets acquired in the acquisition of ITK and CDC.

Included in operating income for the three and nine months ended June 30, 1999 are reversals of $572,191 of restructuring accruals originally established in the fourth quarter of 1998 and $113,206 of restructuring accruals originally established in the second quarter of 1999. (See Note 2 to the condensed consolidated financial statements).

Operating expenses for the nine months ended June 30, 1999 increased by approximately $22.3 million, excluding second quarter restructuring charges, or 46.3% as compared to operating expenses for the nine months ended June 30, 1998. The operations of ITK accounted for approximately $16.5 million of this increase. General and administrative expenses increased due to the approximately $7.5 million increase in amortization expense resulting from identifiable intangible assets and goodwill acquired in the ITK and CDC transactions ($4.8 million included in ITK expenses of $16.5 million). Excluding ITK, selling, marketing and research and development costs increased $3.1 million due to development of new products and preparation for new product launches.

The Company anticipated annual cost savings of approximately $5.2 million relating to restructuring plans implemented by the Company (see Footnote 2 of the condensed consolidated financial statements). These cost savings will principally reduce future selling, general and administrative expenses and were expected to begin during first quarter of fiscal 1999. As a result of changes in management during fiscal 1999, the execution of restructuring plans were delayed. As described in Note 2 to the condensed consolidated financial statements, the Company made certain changes to these restructuring plans during third quarter of fiscal 1999. These changes to the restructuring plans have reduced the aforementioned expected annual cost savings to approximately $4.2 million. The Company expects to begin to realize the full effect of the aforementioned cost savings by December of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

During July, 1998 the Company acquired ITK and CDC. These transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the net assets acquired based on their estimated fair market values at the date of acquisitions.

After discussion with the staff of the Securities and Exchange Commission (the
SEC) the condensed consolidated financial statements as of September 30, 1998 have been restated to reflect a change in the measurement and allocations of the purchase prices related to the July 1998 acquisitions of ITK and CDC.

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

As a result of valuing IPR&D using the alternative income valuation approach and adjusting the measurement of the purchase prices, the Company, in consultation with its independent accountants, has revised its measurement and allocations of the purchase prices, including the amounts allocated to IPR&D. The effect of these adjustments was to: reduce the aggregate amount originally allocated to IPR&D from $39.2 million to $16.1 million; increase the aggregate amount allocated to current technologies from $15.0 to $29.1 million; increase the amount of net deferred tax liabilities from $0 to $6.3 million; increase goodwill from $8.2 million to $27.4 million; increase additional paid in-capital from $68.7 million to $70.5 million; and reduce unearned stock compensation from $3.8 million to $1.7 million.

The value assigned to purchased in-process technology was related to research projects for which technological feasibility had not been established, Internet Protocol (VoIP) technology ($11.3 million) and Universal Serial Bus (USB) technology ($4.8 million).

The Company is continuing development of the acquired in-process VoIP technology and, as of June 30, 1999,7 believes that its development efforts are on schedule to meet the product release schedule referred to in the Company's Annual Report on Form 10-K/A without any significant changes in its research and development costs. However, these expectations are subject to change, given the uncertainties of the development process and changes in market expectations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

The Company is continuing development of the acquired in-process USB research and development and has developed and released USB products, with initial product revenues generated during November 1998. Included in revenues for the nine month period ended June 30, 1999 is approximately $225,000 of revenues from the first release of certain USB products. Actual revenues for the first nine months of fiscal 1999 are below original projections due to delays in the release and marketing of certain USB products. Development of the USB in-process research and development continues without significant changes in the estimated research and development costs or projected revenues.

OTHER INCOME (EXPENSE)

Other income for the three months ended June 30, 1999, resulted from interest earned on cash and cash equivalent balances. Other expense, principally interest expense for the nine months ended June 30, 1999, results from debt assumed in the acquisition of ITK, net of interest earned on cash and cash equivalents.

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 66% for the nine months ended June 30, 1999. This effective tax rate exceeds the U.S. statutory income tax rate and the effective tax rate of 36.8% in the nine months ended June 30, 1998 primarily due to the additional $10.0 million of annual amortization expense related to the Company's acquisitions of ITK and CDC which is not deductible for income tax reporting purposes.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. The Company's working capital increased from $37.9 million at September 30, 1998, to $52.8 million at June 30, 1999. The increase was principally due to improved accounts receivable collections, paying down borrowings under line of credit agreements, accounts payable and accrued expenses.

Net cash provided by operating activities was $22,592,160 for the nine months ended June 30, 1999, compared to $21,653,187 for the nine months ended June 30, 1998. The increase was primarily due to a decrease in accounts receivable balances, offset by reduced operating income.

Net cash used in investing activities for the nine months ended June 30, 1999, consisted primarily of purchases of equipment and capital improvements totaling $3.0 million for engineering and office equipment and the expansion of the Company's enterprise software ystem into locations outside the Minneapolis headquarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash used for financing activities for the nine months ended June 30, 1999, consisted primarily of payments on line of credit and debt obligations totaling approximately $5.3 million which was primarily offset by cash received from the exercise of $2.0 million of employee stock options.

The Company is negotiating to extend the unsecured line of credit which expired May 31, 1999. The Company has no borrowings outstanding on this line of credit.

The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for additional debt and/or equity financing will be sufficient to fund current and future capital requirements.

During the quarter ended March 31, 1999, the Company used $815,000 of cash to repurchase 105,000 shares of the Company's stock at an average price of $7.76 per share.

FOREIGN CURRENCY

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the "Euro." This action will cause some of the Company's European transactions to be negotiated, invoiced and paid in "Euros." The conversion will most likely add currency exchange costs and risks, although such costs and risks are not quantifiable at this time.

For the nine months ended June 30, 1999, the Company had foreign transactions that were negotiated and invoiced amounting to approximately $37.7 million, of which $17.8 million were in U.S. dollars and $19.9 million were Deutschemark-denominated sales through the newly-acquired subsidiary ITK. In future periods, a significant portion of sales made through ITK will be made in Deutschemarks until full integration of the "Euro" is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope of the Company's foreign operations as of June 30, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUES (CONTINUED)

The Company believes its implementation of a new enterprise-wide information management system, principally installed to improve operating efficiency, will address the Company's internal year 2000 compliance issues. Because of the acquisitions of ITK and CDC, the worldwide rollout of this system will not be completed until the end of fiscal 1999. If necessary conversions are not completed on a timely basis, the effects of being unable to adequately process year 2000 dated transactions could have a material adverse effect on the Company's operations. Overall, management believes the year 2000 will not have a significant impact on operations. The Company plans to continue with remediation and testing efforts with both its products and internal systems to further mitigate any risks associated with the year 2000.

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

THE EXPECTATION THAT VARIOUS RESTRUCTURING ACTIVITIES IN CONNECTION WITH THE ACQUISITIONS OF ITK AND CDC AND THAT THE REORGANIZATION OF THE SALES AND MARKETING FUNCTIONS IN GERMANY, ENGLAND AND THE UNITED STATES WILL BE COMPLETED ACCORDING TO SCHEDULE AND WILL RESULT IN ANNUAL COST SAVINGS OF APPROXIMATELY $4.2 MILLION - This expectation may be impacted by presently unanticipated delays or expenses.

THE EXPECTATION THAT THE COMPANY'S 1999 EFFECTIVE TAX RATE WILL BE 66 PERCENT - This expectation may be impacted by the changes in the Company's level of profitability.

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

THE BELIEF THAT THE PRODUCTS DEVELOPED UTILIZING ACQUIRED IN-PROCESS TECHNOLOGIES RELATED TO THE CDC ACQUISITION WILL BE SUCCESSFULLY RELEASED AND RESULTING REVENUE WILL MEET ORIGINAL PROJECTIONS - Delays in product releases and unanticipated changes in market demand may impact these expectations.

THE BELIEF THAT THE CONTINUING DEVELOPMENT OF THE IN-PROCESS RESEARCH AND DEVELOPMENT ACQUIRED FROM ITK WILL RESULT IN VIABLE PRODUCTS AND THAT SUCH DEVELOPMENT WILL BE COMPLETED ON SCHEDULE. Delays in product development and unanticipated changes in market demand may impact these expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material exposure to market risk from market risk sensitive financial instruments.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Between January 3, 1997 and March 7, 1997, the Company and certain of its previous officers were named as defendants in five putative securities class action lawsuits filed in the United States District Court for the District of Minnesota on behalf of an alleged class of purchasers for its common stock during the period January 25, 1996, through December 23, 1996. The five putative class actions were thereafter consolidated, and on May 12, 1997, a consolidated amended class action complaint (the "Consolidated Amended Complaint") was filed in the actions, which are captioned IN RE DIGI INTERNATIONAL INC. SECURITIES LITIGATION (Master File No. 97-5 DWF/RLE). The Consolidated Amended Complaint alleges that the Company and its previous officers Ervin F. Kamm, Jr., Gerald A. Wall and Gary L. Deaner violated the federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results. Plaintiffs seek compensatory damages of approximately $37.5 million plus interest against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs.

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

Plaintiffs in the consolidated putative class actions have moved for class certification; the Company and its former officers have not yet responded to the motion but intend to oppose it. No date has been set for a hearing on the class certification motion. On August 11, 1999, defendants filed a motion to dismiss the Louisiana Amended Complaint on the ground that the Louisiana Retirement System has failed to prosecute the action and comply with the court orders and applicable discover rules. Discovery in the actions is proceeding.

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

27                Financial Data Schedule

(b)               Reports on Form 8-K:

None.
------------
*Incorporated by reference to the corresponding exhibit number to the Company's Form 10-K for the year ended September 30, 1992 (File No. 0-17972)

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


                                               DIGI INTERNATIONAL INC.


Date:  August 16, 1999                         By:      /s/ S. Krishnan
                                                   ----------------------------
                                                   S. Krishnan
                                                   Chief Financial Officer
                                                   (duly authorized officer and
                                                   Principal Financial Officer)