Form 10-K
period 1999-09-30
DIGI INTERNATIONAL INC
filed 1999-12-29
CIK 854775

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: September 30, 1999

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
                                  Yes  X    No
                                      ---      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on a closing price of $10.94 per share as reported on the National Association of Securities Dealers Automated Quotation System-National Market System on December 17, 1999 was $147,485,017.

Shares of common stock outstanding as of December 10, 1999: 15,008,190.

                                      INDEX

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant's Annual Report to Stockholders for the year ended September 30, 1999 and Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled for January 26, 2000, a definitive copy of which will be filed on or about December 31, 1999. All such information set forth below under the heading "Page/Reference" is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

PART I.       ITEM IN FORM 10-K                                              PAGE/REFERENCE
-------       -----------------                                              --------------

ITEM 1.       Business                                                              4

ITEM 2.       Properties                                                            8

ITEM 3.       Legal Proceedings                                                     8

ITEM 4.       Submission of Matters to a
              Vote of Security Holders                                              9

PART II.
--------
ITEM 5.       Market for Registrant's Common                       Stock Listing;  Dividend
              Equity and Related Stockholder                       Policy, page 9 Annual
              Matters                                              Report to Stockholders

ITEM 6.       Selected Financial Data:
              Financial Highlights                                 Page 1, Annual Report to
                                                                   Stockholders

              Selected Financial Information                                10

ITEM 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                                         11

ITEM 7A.      Quantitative and Qualitative Disclosures
              About Market Risk                                             24

ITEM 8.       Financial Statements and Supplementary Data                   25

ITEM 9.       Changes in and Disagreements with Accountants
              On Accounting and Financial Disclosure                        57

PART III.     ITEM IN FORM 10-K                                       PAGE/REFERENCE
---------     -----------------                                       --------------
ITEM 10.      Directors of the Registrant                          Election of Directors, Proxy
                                                                   Statement

              Executive Officers of the Registrant                          58

              Compliance with Section 16(a) of the                 Section 16(a) Beneficial
              Exchange Act                                         Ownership Reporting
                                                                   Compliance, Proxy Statement.

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

ITEM 12.      Security Ownership of Certain Beneficial             Security Ownership of Principal
              Stockholders and Management,                         Stockholders and Management,
              Owners and  Management                               Proxy Statement

ITEM 13.      Certain Relationships and Related                    Not Applicable
              Transactions Not applicable

PART IV.
--------
ITEM 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                           59


PART I

ITEM 1.   BUSINESS

Digi International Inc. ("Digi" or the "Company") was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. The Company is a worldwide provider of communications adapters that enable open systems, server-based applications. In addition, the Company produces local area networking (LAN) products.

The Company operates exclusively in a single business segment and sells its products through a global network of distributors, systems integrators, value added resellers (VARs) and original equipment manufacturers (OEMs). The Company also sells direct to select accounts and the government.

Digi International Inc. is traded on the Nasdaq National Market under the symbol DGII. The Company has its worldwide headquarters in Minnetonka, Minnesota, with regional and sales offices throughout the U.S. and worldwide, including Germany, Paris, London, Amsterdam, Copenhagen, Singapore, Hong Kong, Sydney, and Tokyo.

PRODUCTS

Digi products enable a virtually unlimited number of users to be connected locally or remotely to a LAN, the Internet or to multi-user computer systems. The Company's products provide asynchronous and synchronous data transmissions for analog modems, ISDN (Integrated Services Digital Network), X.25, Frame Relay or T1/E1 connections. The application markets where these products are most prominently used are POS (Point-of-Sales Systems), Industrial Automation, routing, remote access, and network fax.

The Company's two primary communication adapter product lines are its DataFire digital and AccelePort multi-port serial communications adapters. These adapters integrate unique and powerful (Digital Signal Processing) DSP-based technology that allows them to support a broad array of communications functions simultaneously. It collaborates with partners to ensure that its boards are among the industry's most widely supported. This includes working closely with leading makers of PCs, workstations and other computer hardware, to offer the highest levels of compatibility. The Company also conforms to the standards necessary to enable built-in support for its products in many major operating systems, and writes its own drivers to expand that support where necessary. The Company also works closely with software application partners, to pre-test and certify their applications to run on Digi boards.

The Company's server-based communication adapter products constituted approximately 90%, 80% and 76% of net sales in fiscal 1999, 1998 and 1997, respectively.

The Company entered the LAN market with its acquisition of MiLAN Technology Corporation in November 1993. The Company's LAN business, formerly the MiLAN Technology Division, provides cost-effective and power-efficient Ethernet, Fast and Giga Ethernet networking connectivity products that are installed on a LAN to increase its productivity.

SERVER-BASED COMMUNICATIONS AND THE MARKET

Server-based communications is based on a open systems where the PC server and operating system serve as standardized components. The components of a server-based communications solution include:

         A computer hardware platform and operating system, such as a PC or RISC server running Windows NT, Novell NetWare, UNIX, LINUX or an IBM AS/400 midrange computer;

         One or more communications adapters, like Digi's DataFire and AccelePort products;

         Specialized communications application software, available from a wide range of companies.

Server-based communications solutions are a major growth area. As the middleware functions of operating systems are improved and enhanced, the Company believes this market will expand dramatically over the next few years. It has already begun to grow from something more suitable for small- to medium-sized businesses to technology with the reliability, performance and scalability to meet the needs of large enterprises. The Company believes that in the future, server-based solutions will continue to grow market share against proprietary boxes for remote access, network fax, and, computer telephony

The Company believes that the key benefits for server-based solutions include low cost of ownership, increased flexibility and scalability, dependability, simplified training and support, and the ability for channel partners to add value and increase profits.

VOICE OVER INTERNET PROTOCOL

The Company entered the Internet telephony market with the acquisition of ITK International, Inc. ("ITK International" or "ITK") in July of 1998 and its Voice over Internet Protocol ("VoIP") technology. ITK provides VoIP technology with the NetBlazer 8500 gateway, a "proof of concept" product that converts voice signals to TCP/IP packets and routes them over IP networks such as the Internet and company Intranets. This capability combines voice and data onto one cost-effective network. Although the VoIP technology acquired from ITK continues to be under development, the Company believes that this technology will be successful once a functioning finished product is complete and can be marketed to "Carrier Class" telephone companies. The current version of the NetBlazer 8500, which includes a sub-set of its ultimate feature set, provided revenues of $3.0 million during fiscal 1999; total fiscal 1999 net revenue for ITK was $25.7 million. Digi acquired ITK International for approximately $29.6 million in cash, stock, replacement stock options and the assumption of $39.8 million of liabilities and restructuring/integration costs.

UNIVERSAL SERIAL BUS AND TERMINAL SERVER

The Company expanded its product lines with its acquisition of Central Data Corporation ("Central Data" or "CDC") in July 1998. The Company also acquired in-process research and development from Central Data related to Universal Serial Bus (USB) technology. This in-process technology will give customers the ability to maintain existing non-USB peripheral equipment and connect with new PCs, which contain advanced USB interfaces. The Company introduced USB products in fiscal 1999, which provided $266,000 of net revenue; total net revenue contributed by CDC product lines during fiscal 1999 was $16.9 million. The EtherLite product line, a family of terminal servers used in multiuser and communications applications, provided 70% of these net revenues. The Company acquired Central Data for approximately $21.3 million in cash, stock, replacement stock options and the assumption of $4.4 million of liabilities and restructuring/integration costs.

DISTRIBUTION AND PARTNERSHIPS

The Company sells and markets its products through a global network of distributors, systems integrators, value added resellers (VARs) and original equipment manufacturers (OEMs). The Company also sells direct to select accounts and the government. Internationally, Digi sells and markets its products through 180 distributors in more than 65 countries. More than 300 VARs participate in the DigiVAR Program.

U.S. distributors include: Ameriquest/Robec, Access Graphics, Anixter, Avnet/Hallmark, Gates/Arrow Distributing, Graybar, Ingram Micro, Jones Business Systems, Kent, Merisel, Pinacor, Tech Data Corporation, Westcon and Savior Technologies. Canadian distributors include Gates/Arrow Electronics, EMJ Data Systems, Ingram Micro Canada, Merisel Canada and Tech Data Canada.

European distributors include Miel, Arecta, International Computer Products, Connect Service Riedlbauer, Mitrol, Euroline and Data Solutions. Latin American and Asia Pacific distributors include Tech Pacific, Sumisho Datacom, Lantech, Sealcorp Computer Products, Ingram Dicom and Unisel.

Digi maintains strategic partnerships with other industry leaders to develop and market technology solutions. These include most major communications software vendors, operating system suppliers and computer hardware manufacturers.

Key Company partners include: Citrix Systems, Compaq, Hewlett-Packard, IBM, Intel, Lotus, Micron, Microsoft, Motorola, Novell, Red Hat, Santa Cruz Operation
(SCO), Sun Microsystems, and Fundacao CPqD (the Brazilian R&D Center for Telecommunications).

CUSTOMERS

The Company's customer base includes many of the world's largest companies. IBM made the Company's adapter boards the first integrated communications offering for the AS/400 in 1999. Red Hat has made the Company a development partner. The Company has OEM relationships with leading vendors, allowing them to ship the Company's boards with their systems. These vendors include NCR, Sun Microsystems, Silicon Graphics, AT&T, Siemens and many others. Many of the world's leading telecommunications companies and ISPs also rely on the Company's products.

During the year ended September 30, 1999, two customers comprised more than 10% of net sales each: Tech Data at 15.4% and Ingram Micro at 13.4%. During the year ended September 30, 1998, two customers comprised more than 10% of net sales each: Ingram Micro at 15.5% and Tech Data at 13.7%. During the year ended September 30, 1997, two customers comprised more than 10% of net sales each:
Ingram Micro at 15.1%, and Tech Data at 10.5%.

COMPETITIVE CONDITIONS

The computer industry is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. The Company believes that it is the market leader in serial port boards for server-based communications in the computer industry. With respect to the LAN business, the Company believes it commands less than a 5% market share. The Company is currently establishing its position in the remote access market for the Company's DSP-based RAS product lines. The Company will enter the Internet telephony market upon full development of its VoIP technology.

Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Present and future competitors may be able to identify new markets and develop products more quickly and which are superior to those developed by the Company. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively and price products more competitively than the Company. There are no assurances that competition will not intensify or that the Company will be able to compete effectively in the markets in which the Company competes.

The major competition for open system server-based communications solutions offered by the Company are proprietary boxes from companies like Cisco, Ascend, 3Com, Shiva and others. Today, these proprietary boxes represent the majority of the market for networked communications solutions.

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

OPERATIONS

The Company's manufacturing operations procure all parts and certain services involved in the production of products and subcontracts most of its product manufacturing to outside firms that specialize in such services. The Company believes that this approach is beneficial because the Company can reduce its fixed costs, maintain production flexibility and maximize its profit margins.

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

During fiscal years 1997, 1998 and 1999, the Company's research and development expenditures were $18.0, $17.0, and $24.7 million, respectively.

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

As of September 30, 1999, the Company had backlog orders which management believed to be firm in the amount of $5.0 million. All of these orders are expected to be filled in the current fiscal year. Backlog as of September 30, 1998 was $2.9 million.

Total employees at September 30, 1999 were 583.

ITEM 2.  PROPERTIES

The Company's headquarters and research facilities are located in a 130,000 square foot office building in Minnetonka, Minnesota which the Company acquired in August 1995 and has occupied since March 1996. The Company's primary manufacturing facility is located in a 58,000 square foot building in Eden Prairie, Minnesota, which the Company purchased in May 1993 and has occupied since August 1993. Additional office and research facilities include a 63,000 square foot facility in Dortmund, Germany, a 46,170 square foot facility in Sunnyvale, California, the lease for which expires in April 2002, and a 5,000 square foot facility in Champaign, Illinois, the lease for which expires in January 2002.

Management believes that the Company's facilities are suitable and adequate for current office, research and warehouse requirements, and that its manufacturing facilities provide sufficient production capacity to meet the Company's currently anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

Between January 3, 1997 and March 7, 1997, the Company and certain of its previous officers were named as defendants in putative securities class action lawsuits filed in the United States District Court for the District of Minnesota by 21 lead plaintiffs on behalf of an alleged class of purchasers of the Company's common stock during the period January 25, 1996 through December 23, 1996. The putative class actions were thereafter consolidated (Master File No. 97-5 DWF/RLE). The Consolidated Amended Class Action Complaint ("Consolidated Amended Complaint") alleges that the Company and certain of its previous officers violated the federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results.

On February 25, 1997, the Company and certain of its previous officers also were named as defendants in a securities lawsuit filed in the United States District Court for the District of Minnesota by the Louisiana State Employees Retirement System (Civil File No. 97-440, Master File No. 97-5 DWF/RLE) (the "Louisiana Amended Complaint"). The Louisiana Amended Complaint alleges that the Company and certain of its previous officers violated the federal securities laws and state common law by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results.

In a decision issued on May 22, 1998, the Court dismissed without leave to replead all claims asserted in both cases, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. The Court also limited the claims asserted in the Louisiana Amended Complaint to the 11,000 shares of the Company's stock held subsequent to November 14, 1996, for which the Louisiana Amended Complaint claims damages of $184,276.40 and seeks an award of attorneys' fees, disbursements and costs. The Consolidated Amended Complaint seeks compensatory damages of approximately $43.1 million plus interest against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs. The claims in the two actions remain pending against the Company and its former officers Ervin F. Kamm, Jr. and Gerald A. Wall.

The 21 lead plaintiffs have moved for class certification with respect to the claims asserted in the Consolidated Amended Complaint. The Company and its former officers intend to oppose the motion. No date has been set for a hearing on the class certification motion. With the possible exception of additional depositions of certain lead plaintiffs, discovery in all of the actions has been completed.

The Company and its former officers served motions for summary judgment in all actions on November 19, 1999. Briefing on the motions is scheduled to be completed by February 4, 2000, and a hearing is expected to be held before the Court after that date.

The ultimate outcomes of these actions cannot be determined at this time, and no potential assessment of their effect, if any, on the Company's financial position, liquidity or future operations can be made.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during the quarter ended September 30, 1999.

PART II

ITEM 6.  SELECTED FINANCIAL DATA



                                             1999           1998          1997           1996            1995
                                                      (As restated (1))
                                          ----------------------------------------------------------------------
Net sales                                  $ 193,506      $ 182,932     $ 165,598      $ 193,151       $ 164,978
Percentage increase (decrease)                  5.8%          10.5%       (14.3)%          17.1%           26.0%

Net income (loss)                              3,192           (71)      (15,791)         9,300           19,331
Percentage increase (decrease)              4,589.5%          99.6%      (269.8)%        (51.9)%           15.7%

Net income (loss) per share-basic               0.22         (0.01)        (1.18)           0.70            1.42
Percentage increase (decrease)              2,300.0%          99.2%      (268.6)%        (50.7)%         (21.4)%

Net income (loss) per share--
  assuming dilution                             0.22         (0.01)        (1.18)           0.68            1.39
Percentage increase (decrease)              2,300.0%          99.2%      (268.6)%        (51.1)%           19.8%

Total assets                                 176,330        191,521       118,311        129,939         126,043
Percentage (decrease) increase                (7.9)%          61.9%        (8.9)%           3.1%           22.7%

Long-term debt                                 9,206         11,124
Percentage (decrease)                        (17.2)%

Stockholders' equity                         127,164        121,251        95,471        109,943         105,827
Percentage increase (decrease)                  4.9%          27.0%       (13.2)%           3.9%           16.1%


(IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)

(1) See Note 2 to the Company's consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "target," "may," "will," "plan," "project," "should," "continue," or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the highly competitive market in which the Company operates; (ii) the Company's ability to respond to rapidly developing changes in its marketplace;
(iii) delays in the Company's product development efforts; (iv) the useful life of products once developed; (v) the Company's ability to integrate its recent acquisitions and to develop marketable products from the acquired in-process research and development; (vi) the Company's reliance on distributors; (vii) declining prices of networking products; (viii) uncertainty in consumer acceptance of the Company's products; and (ix) changes in the company's level of revenue or profitability. These and other risks, uncertainties and assumptions identified from time to time in the Company's filings with the Securities Exchange Commission, including without limitation, its annual report on Form 10-K and its quarterly report on Form 10-Q, could cause the Company's actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of net sales.

                                                                                     1999 over    1998 over
                                                         1999     1998(1)    1997       1998         1997
                                                        ------    -------   ------   ---------    ---------
Net sales                                               100.0 %   100.0 %   100.0 %       5.8 %       10.5 %
Cost of sales                                            49.3      48.4      51.6         7.7          3.6
                                                        ------    ------    ------    --------    ---------
Gross margin                                             50.7      51.6      48.4         4.0         17.8

Operating expenses:
    Sales and marketing                                  21.2      20.4      22.1        10.0          1.7
    Research and development                             12.8       9.3      10.9        45.5         (5.6)
    General and administrative                           12.2       9.3      11.7        39.1        (12.0)
    Acquired in-process research and development            -       8.8        -       (100.0)          -
    Restructuring                                         0.3       0.5       6.3       (40.5)       (90.3)
                                                        ------    ------    ------    --------    ---------
                                                         46.5      48.3      51.0         1.8          4.6

Operating income (loss)                                   4.2       3.3      (2.6)       36.2        239.6
Other (expense) income, net                              (0.1)      1.0       0.1      (114.1)     1,082.2
AetherWorks Corporation net operating loss                  -         -      (3.5)         -        (100.0)
AetherWorks Corporation gain (write-off)                    -       0.7      (3.5)     (100.0)      (123.4)


Income (loss)  before income taxes                        4.1       5.0      (9.5)      (13.4)       158.7
Provision for income taxes                                2.5       5.0       0.1       (48.4)    10,031.0
                                                        ------    ------    ------    --------    ---------
Net income (loss)                                         1.6 %     0.0 %    (9.6)%   4,589.5 %     (99.6) %
                                                        ------    ------    ------    --------    ---------

(1) See Note 2 to the Company's consolidated financial statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTATEMENT

The Company revised the accounting treatment of its July 1998 acquisitions of ITK and CDC in response to comments received from the Securities and Exchange Commission. On August 16, 1999, the Company filed Amendment No. 1 to the Registrant's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the purpose of restating its financial statements for the year ended September 30, 1998.


NET SALES

The $10.6 million or 5.8% increase in net sales from 1998 to 1999 and the $17.3 million or 10.4% increase in net sales from 1997 to 1998 occurred within the Company's principal product groups as follows:

                                                                Annual Sales
                           Percent of Annual Net Sales    ----------------------
                           ---------------------------    Increase    (Decrease)
                           1999       1998       1997       1999         1998
                           ----       ----       ----       ----         ----
Server Based               89.8%      79.8%      75.7%      18.9%         16.6%
Physical Layer             10.2%      20.1%      23.9%     (46.2)%       (6.9)%
Other                       0.0%       0.0%       0.4%       0.0%      (100.0)%

Sales of ISDN and VoIP products added in connection with the July 1998 acquisition of ITK and USB and Etherlite products added in connection with the July 1998 acquisitions of CDC generated $42.5 million of net sales for the 1999 fiscal year, an increase of $32.8 over the net sales recognized during of the year ago period, which included ITK and CDC revenue in the fourth quarter of the fiscal year. These revenue increases were mitigated by a revenue decrease of $13.3 million for the Company's legacy asynchronous products due to shrinking of the overall market and a shift in demand to digital technology products. The Company also experienced a decrease in demand for the Company's physical layer products due to a decrease in prices and competition resulting in a decrease in revenues of $17.0 million. Net sales of the Company's new DSP RAS products were $8.7 million for the 1999 fiscal year, adding $8.1 million over total DSP RAS product revenue in fiscal 1998. Net sales in fiscal 1998 increased from fiscal 1997 largely because the Company reduced inventory levels in the North American distribution channel throughout 1997 and into the first quarter of fiscal 1998. This resulted in a net increase in sales within the distribution channel during the remainder of 1998.

Net sales to original equipment manufacturers (OEMs) increased 18.6% over 1998 and as a percentage of total net sales, increased to 24.9% versus 22.2% in 1998. The increase was principally a function of sales added by ITK. Net sales to OEMs for 1997 were 23.5% of total sales.

Net sales into the distribution channel increased 5.9% over 1998 and as a percentage of total net sales, remained unchanged at 69.3% in 1999, compared to 1998. International distribution net sales increased by 31.4% over fiscal 1998 primarily due to new product revenues and the expanded distribution channel added by ITK. Domestic distribution net sales declined by 6.6% due to a decrease in inventory levels in the distribution channel. Net sales to the distribution market for 1997 represented 64.1% of total net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

During fiscal years 1999, 1998 and 1997, the Company's net sales to customers outside the United States, primarily in Europe, were approximately $67.4 million, $46.7 million and $44.5 million, respectively, comprising approximately 34.8%, 25.5% and 26.9% of total net sales.

GROSS MARGIN

Gross margin in 1999 decreased to 50.7%, compared to 51.6% in 1998, primarily due to the negative impact of sales of lower gross margin ITK products, an increased percentage of lower margin OEM sales, market-driven erosion of gross margin on physical layer products, and increases in the Company's inventory valuation reserves. Gross margin in the fourth quarter of fiscal 1999 improved to 54.0% when compared to gross margin of 52.0% in the fourth quarter of fiscal 1998, primarily due to improved operating efficiencies in the Company's production facilities.

Gross margin in 1998 rose to 51.6% compared to 48.4% in 1997 due to cost control measures and favorable product sales mix. Gross margin also benefited as net sales of historically lower-margin OEM and physical layer products declined as a percentage of total net sales. Offsetting the favorable sales mix were increases in inventory valuation reserves, sales discounts granted, and a higher proportion of lower margin products sold in the fourth quarter of fiscal 1998 due to the acquisition of CDC and ITK.

OPERATING EXPENSES

Excluding acquired in-process research and development charges of $16,064,933 recorded in 1998, operating expenses in 1999 increased 24.5% from 1998. Sales and marketing expenses increased by $3.7 million due to $5.6 million of expenses added by ITK and CDC, $1.8 million expended to promote new DSP RAS products, and a $3.7 million cost decline primarily due to reduced North American channel marketing efforts. Research and development expenses increased $7.7 million due to $4.1 million of additional costs added by ITK and CDC with the remaining increase of $3.6 million due to new product development costs for the DSP RAS products. General and administrative expenses increased by $6.6 million primarily due to increased amortization of acquisition-related goodwill and other identifiable intangibles of $8.0 million offset by $1.4 million of cost reductions related reduced information systems implementation costs and other cost-saving initiatives.

Operating expenses in 1998 declined 3.7% from 1997, excluding acquired in-process research and development charges of $16,064,933 recorded in 1998 and the restructuring charges recorded in 1998 and 1997 of $1,020,000 and $10,471,482 respectively. The operating expense decline reflected reductions in the workforce, decreased marketing costs and cost savings achieved through the consolidation of U.S. research and development efforts, offset by CDC and ITK operating expenses of $3.8 million. General and administrative expenses declined in 1998 due to workforce reductions and cost-saving initiatives, offset by increased intangible asset amortization.

The $1.2 million of net restructuring charges recorded in fiscal 1999 were associated with the board approved plan to reorganize the sales and marketing functions in Germany, England and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The charges

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

consist principally of existing commitments for rent on facilities vacated by the Company and termination payments associated with the elimination of 42 positions. These activities are expected to be completed by December 1999. The Company anticipates annual cost savings of $1.3 million from these restructurings. (See Note 4 to the Company's consolidated financial statements).

The $1,020,000 restructuring charge recorded in the fiscal 1998 fourth quarter was associated with a board-approved plan to consolidate existing offices in Germany with those acquired from ITK. The charge consists principally of rent, contractual payments on office equipment, write-offs of leasehold improvements and termination costs associated with the elimination of six positions. Activities were completed by June 30, 1999. After change in estimate adjustments of $572,000, the net charge of $448,000 is anticipated to yield annual cost savings of $425,000. (See Note 4 to the Company's consolidated financial statements).

The $10,471,482 restructuring charge recorded in the fiscal 1997 second quarter was related to a board-approved plan to consolidate operations and reduce costs and expenses. The restructuring charge consisted of $1,259,769 in net cash expenditures (primarily employee termination costs), all of which had been paid as of September 30, 1997, and $9,211,713 resulting from the write-down of asset carrying values. (See Note 4 to the Company's consolidated financial statements).

OTHER DEVELOPMENTS

On December 16, 1999, the Company announced that it expects revenue for the fiscal 2000 first quarter ending December 31, 1999 to be in a range of $39 million to $41 million and earnings per diluted share to be in a range of $0.03 to $0.07. The Company attributes the lower than expected revenues and earnings for the first quarter primarily to two factors associated with Year 2000 concerns. Sales to the Company's OEM customers have been affected by a temporary change in the purchasing patterns of end users until after January 2000. Sales into the Company's distribution channel have been impacted similarly by end-user purchasing behavior and also more significantly by inventory reductions as channel participants reduce levels due to Year 2000 concerns.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

As of the date of the acquisition, the nature of the development efforts related to the purchased, in-process research and development projects, as well as the efforts required to complete development of those projects into commercially viable products, included development projects to address the following: (a) development of enhanced technical attributes, including enhanced port density, redundancy, network management capabilities, a higher fault tolerance, compliance with telephone industry standards such as "SS7" and "NEBS" compliancy; (b) development of significant hardware and software functions considered integral to a product with broad appeal to end users and the telephone companies, including computer-to-phone capabilities, interoperability with other vendor's gateways, one-stage dialing , local tone simulation and announcements, end-to-end transparent disconnect cause delivery and real-time FAX-over capabilities, among others; and (c) re-engineering of the prototype design to permit cost effective manufacture and commercial use, including migration from a UNIX operating system to a Windows NT operating system.

It is not certain that development efforts on these projects will allow for Carrier Class telephone company and end-user specifications to be met. Failure to achieve these specifications or to achieve market viability will cause the VoIP projects to fail. If these products are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF ITK INTERNATIONAL, INC.: (CONTINUED)

Management estimates that $11.3 million of the purchase price represents the fair value of purchased in-process research and development related to the VoIP projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The Company utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. This estimate is based on the following assumptions:

o The estimated revenues are based upon projected average annual revenue growth rates from future products expected to be derived once technological feasibility is achieved of between 18% and 65% during the period from 2000 through 2005, starting with an estimated growth rate of 65% from 2000 to 2001 with steadily declining rates of estimated revenue growth through 2005. Estimated total revenues expected from products to be developed using purchased in-process research and development peak in the year 2005 and decline rapidly in 2006 and 2007 as other new products are expected to enter the market. These projections are based on estimates made by the Company's management of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by ITK and its competitors.

o The estimated costs of sales are based upon the historical, stand-alone costs of ITK without considering any synergies due to the acquisition by the Company.

o The estimated selling, general and administrative expenses of between 37% and 32% of revenues from 2000 through 2003 and between 29% and 27% of revenues between 2004 and 2007, are based upon the estimated expense levels of ITK as derived from the historical, stand-alone costs of ITK without considering any synergies due to the acquisition by the Company.

o The discount rate utilized in the alternative income valuation approach is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC estimated by an independent third-party appraiser for the Company, as a corporate business enterprise is 14%. The discount rate used in the alternative valuation approach was 30%. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including uncertainty surrounding the successful development of purchased research and development, the estimated useful life of such completed research and development, the profitability levels of such completed research and development and the uncertainty of technological advances that are unknown at this time.

The Company estimated that the purchased in-process research and development related to VoIP was 83% complete as of the acquisition date. This estimate was based upon research and development costs

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Company is continuing development of the acquired in-process VoIP technology and, as of September 30, 1999, believes that its development efforts are on schedule to meet the product release schedule referred to above with potential increases in its research and development costs. However, these expectations are subject to change, given the uncertainties of the development process and changes in market expectations. Development costs incurred were $1.9 million during the year ended September 30, 1999. The current version of the NetBlazer 8500, which includes a sub-set of the ultimate feature set, provided revenues of $3.0 million during fiscal 1999.

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

Although CDC did offer its own line of traditional serial port connectivity products, the Company's acquisition was made principally to acquire the Universal Serial Bus (USB) technology under development by CDC. This USB technology, if successfully developed, would broaden the Company's product offerings to include this new, emerging industry-standard port technology. Management considers such a product offering integral to its future market share because the marketplace is migrating from the traditional serial I/O (input/output) technology (in which the Company has significant market share) to USB technology. The Company also believes that it can reduce its time to market by 12 to 18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

It is not certain that development efforts on these projects will allow for user specifications to be met or commercial viability to be achieved. Failure to achieve these specifications or to achieve market viability will cause the USB projects to fail. If these products are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

Management estimates that $4.7 million of the purchase price represents the fair value of purchased in-process research and development related to the USB projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The Company utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

o The estimated revenues are based upon projected average annual revenue growth rates form future products expected to be derived once technological feasibility is achieved of between 9% and 52% during the period from 1999 through 2002, starting with an estimated growth rate of 52% from 1999 to 2000 with a declining rate of estimated revenue growth through 2002. Estimated total revenues expected from products to be developed using purchased in-process research and development peak in the year 2002 and decline rapidly in 2003 and 2004 as other new products are expected to enter the market. These projections are based on estimates made by the Company's management of market size and growth (which are supported by independent market data), expected trends in technology and the nature and expected timing of new product introductions by CDC and its competitors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF CENTRAL DATA CORPORATION: (CONTINUED)

o The estimated costs of sales are based upon the historical, stand-alone costs of CDC without considering any synergies due to the acquisition by the Company.

o The estimated selling, general and administrative expenses of between 35% and 30% of revenues from 1999 to 2003 and 27% of revenues in 2004, are based upon the estimated expense levels of CDC as derived from the historical, stand-alone costs of CDC without considering any synergies due to the acquisition by the Company.

o The discount rate utilized in the alternative income valuation approach is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC estimated by an independent third-party appraiser for the Company, as a corporate business enterprise, is 14%. The discount rate used in the alternative valuation approach was 30%. This discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above including uncertainty surrounding the successful development of purchased research and development, the estimated useful life of such completed research and development, the profitability levels of such completed research and development and the uncertainty of technological advances that are unknown at this time.

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

The Company has developed the acquired in-process USB research and development and released USB products, with initial product revenues generated during November 1998. Included in revenues for fiscal 1999 is approximately $266,000 of revenues from the first release of certain USB products. Actual revenues are below original projections due to delays in the release and marketing of certain USB products. Research and development expenditures incurred to advance the acquired in-process USB technology were $500,000 for fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (EXPENSE) INCOME

Other expense of $256,000 in 1999 consisted of $1,015,000 of interest expense on lines of credit and long term debt, $856,000 of interest income on short term investments, and $97,000 of miscellaneous other expense. Other income for 1998 included primarily interest income on cash equivalents and a fiscal 1998 third-quarter reversal of a $1.4 million previously accrued obligation related to lease guarantees for AetherWorks Corporation. As discussed in the next item below, the obligation is no longer required because the Company is no longer the primary guarantor for these leases.

AETHERWORKS CORPORATION
NET LOSS AND WRITE-OFF

In connection with the Company's previously purchased $13.8 million of convertible notes from AetherWorks Corporation, in May 1998 the Company exchanged such notes for a non-interest bearing $8.0 million non-convertible note and was released from all of its guarantees of certain lease obligations of AetherWorks. Due to significant uncertainty as to its collectibility, the $8.0 million note, which matures in 2001, has been recorded by the Company as having no carrying value. In fiscal 1997 the Company used the equity method to account for its investment in AetherWorks and record a net loss of $5.8 million, which represented 100% of AetherWorks' loss for the year. The percentage of AetherWorks' net losses included in the Company's financial statements was based upon the percentage of financial support provided by the Company (versus other investors) during 1997. The Company wrote off its investment in AetherWorks as of September 30, 1997, and recorded a $5.8 million charge, composed of its $2.4 million remaining investment, its $2.0 million remaining obligation to purchase additional notes and $1.4 million for the obligation to guarantee certain AetherWorks leases. The Company no longer has any funding obligations or any potential equity interest in or management control over AetherWorks. Consequently, the Company has not included any of AetherWorks' net losses in its results of operations during fiscal 1999 and fiscal 1998.

INCOME TAXES

The Company recorded a $4.8 million tax provision for 1999 and $9.3 million tax provision for 1998. These tax provision amounts were required primarily because of the write-off of acquired in-process research and development and because the amortization of certain identifiable intangible assets and goodwill acquired in the purchase of ITK and CDC is not deductible for income tax reporting purposes. In 1997, the Company recorded a $0.1 million tax provision, while reporting a pre-tax loss for that year. That provision was necessary due to the non-deductibility of certain intangible assets written off as part of the restructuring charge, the AetherWorks net losses and the related investment write-off.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFLATION

The Company believes inflation has not had a material effect on its operations or its financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations, and, in prior years, with proceeds from earlier public offerings.

The Company's working capital increased from $37.9 million at September 30, 1998, to $59.9 million at September 30, 1999. The Company maintains lines of credit with various financial institutions providing for borrowings of up to $15.9 million, depending upon levels of eligible accounts receivable and inventories. As of September 30, 1999, $4.8 million had been borrowed under these line of credit agreements.

During 1999, the Company increased cash balances by approximately $10.6 million, through cash flow from operations, principally due to an increase in cash generated from operations.

Investing activities consisted of net investments of $13.7 in marketable securities and purchases of $4.8 million of equipment, capital improvements, and expansion of the Company's enterprise-wide Enterprise Resource Planning (ERP) software system into locations outside of the Minnetonka headquarters.

Financing activities consisted of payments on line of credit and debt obligations totaling $5.9 million and $815,000 for repurchase of shares of the Company's common stock, which was offset by $3.0 million received from the exercise of employee stock options and employee stock purchase plan transactions.

In September 1998, the Board of Directors authorized a program to repurchase up to one million shares of the Company's common stock for use in the Company's benefit plans. As of September 30, 1999, 120,000 shares had been repurchased under this program at a weighted average price of $8.03.

The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

FOREIGN CURRENCY TRANSLATION

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the "Euro." This action will cause some of the Company's European transactions to be negotiated, invoiced, and paid in "Euros." The conversion will most likely add currency exchange costs and risks, although such costs and risks are not quantifiable at this time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

During 1999, the Company had approximately $67.4 million of net sales related to foreign customers , of which $44.8 million was in U.S. dollars and $22.6 was in Deutschemark-denominated sales. During fiscal 1999 the average monthly exchange rate for the Deutschemark to the U.S. dollar dropped by approximately 12% from
 .6103 to .5370 U.S. dollars to the Deutschemark, respectively.

In future periods, a significant portion of sales will be made in Deutschemarks until full integration of the "Euro" is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

YEAR 2000 READINESS DISCLOSURE

This section contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's Year 2000 readiness, and the effects of the Year 2000 on the Company may be differ materially from currently projected. This may be due to, among other things, delays in the implementation of the Company's Year 2000 Plan, which includes contingency plans, and the failure of key third parties with whom the Company transacts business to achieve Year 2000 compliance. The Company faces risk to the extent that suppliers of products and services purchased by the Company and others with whom the Company transacts business on a world-wide basis do not have business products and services that comply with year 2000 requirements. The Company has obtained assurances from most of its key suppliers that their products and services are year 2000 compliant. In the event any such third parties cannot, in a timely manner, provide the Company with products and services that meet the year 2000 requirements, the Company's operating results could be materially adversely affected.

The Company began a comprehensive project in 1996 to prepare its products and its enterprise-wide information management system and other internal computer systems for the year 2000. The Company believes its implementation of a new enterprise-wide information management system, principally installed to improve operating efficiency, will address the Company's internal year 2000 compliance issues. The worldwide rollout of this system was completed on September 30, 1999.

Most of the Company's products are year 2000 compliant because there is very little or no date processing involved. Certain products, including end-of-life versions, do require customer action such as a patch or version upgrade to be compliant. These products have been identified, and the Company has notified impacted customers. Overall, management believes the year 2000 will not have a significant impact on operations.

The Company plans to continue with remediation and testing efforts with both its products and internal systems to further mitigate any risks associated with the year 2000. Contingency plans have been established in order to transact business at sufficient levels in the case of adverse events related to the Year 2000 date change. In addition, the Company will monitor the enterprise computer systems, LAN/WAN, and the computer room environments for temperature, continuous power supply, and transaction integrity. Facility personnel will be monitoring owned and leased buildings for heating and security.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 READINESS DISCLOSURE (CONTINUED)

The costs associated with the year 2000 project have been minimal and are not incremental to the Company, but include temporary reallocation of existing resources. However, there can be no assurances that various factors relating to the Year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results, or financial position.

While the Company believes it is prepared for Year 2000 issues and has an effective program in place to resolve the impact of a Year 2000 issue in a timely manner, there can be no assurance that the failure of the Company or of the third parties with whom the Company transacts business to adequately address their respective Year 2000 issues, will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

NEW ACCOUNTING STANDARDS

See Note 1 to the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended September 30                  1999                  1998                  1997
                                                                     As Restated-See Note 2
                                                 -----------------------------------------------------------
Net sales                                         $ 193,506,059         $ 182,931,670         $ 165,597,937
Cost of sales                                        95,313,636            88,539,156            85,482,536
                                                  -------------         -------------         -------------
Gross Margin                                         98,192,423            94,392,514            80,115,401

Operating expenses:
  Sales and marketing                                41,002,559            37,288,027            36,671,271
  Research and development                           24,689,228            16,963,410            17,978,135
  General and administrative                         23,657,586            17,011,504            19,324,777
  Acquired in-process research and development             -               16,064,933                  -
  Restructuring                                         607,398             1,020,000            10,471,482
                                                  -------------         -------------         -------------

Total operating expenses                             89,956,771            88,347,874            84,445,665
                                                  -------------         -------------         -------------

Operating income (loss)                               8,235,652             6,044,640            (4,330,264)
Other (expense) income, net                            (256,320)            1,818,286               153,809
AetherWorks Corporation net operating loss                 -                     -               (5,764,201)
AetherWorks Corporation gain (write-off)                   -                1,350,000            (5,758,548)
                                                  -------------         -------------         -------------
Income (loss) before income taxes                     7,979,332             9,212,926           (15,699,204)
Provision for income taxes                            4,787,599             9,284,020                91,640
                                                  -------------         -------------         -------------
Net income (loss)                                 $   3,191,733         $     (71,094)        $ (15,790,844)
                                                 ===========================================================
Net income (loss) per common share,
  basic                                           $        0.22         $       (0.01)        $       (1.18)
                                                 ===========================================================
Net income (loss) per common share,
  assuming dilution                               $        0.22         $       (0.01)        $       (1.18)
                                                 ===========================================================
Weighted average common shares, basic                14,696,057            13,729,765            13,393,408
                                                 ===========================================================
Weighted average common shares,
  assuming dilution                                  14,831,242            13,729,765            13,393,408
                                                 ===========================================================

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED BALANCE SHEETS

At September 30,
                                                                1999                  1998
                                                           --------------        ---------------
                                                                                 As Restated-See
                                                                                     Note 2
ASSETS
Current assets:
     Cash and cash equivalents                              $ 20,963,607          $ 10,355,368
     Marketable securities                                    13,714,422                  -
     Accounts receivable, net                                 33,955,669            47,087,978
     Inventories, net                                         22,446,667            27,365,924
     Other                                                     5,394,346             6,139,941
                                                            ------------          ------------
     Total current assets                                     96,474,711            90,949,211

Property, equipment and improvements, net                     30,242,877            33,990,923
Intangible assets, net                                        47,804,611            63,602,435
Other                                                          1,807,829             2,978,883
                                                            ------------          ------------
     Total assets                                           $176,330,028          $191,521,452
                                                            ============          ============

LIABILITES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Borrowings under line of credit agreements                $  4,759,095          $ 10,707,000
  Current portion of long-term debt                              330,028               264,025
  Accounts payable                                            10,779,998            15,255,173
  Income taxes payable                                         5,274,181             3,797,588
  Accrued expenses:
     Advertising                                               2,461,437             2,651,742
     Compensation                                              6,078,230             6,776,292
     Other                                                     6,357,348             8,347,668
  Restructuring reserves                                         488,298             5,254,000
                                                            ------------          ------------
Total current liabilities                                     36,528,615            53,053,488
                                                            ------------          ------------
Long-term debt                                                 9,205,918            11,124,446
Net deferred income taxes                                      3,431,133             5,817,933
Other                                                               -                  275,000
                                                            ------------          ------------
Total liabilities                                            49,165,666             70,270,867
                                                            ------------          ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value: 2,000,000 shares authorized; none outstanding

     Common stock, $.01 par value; 60,000,000 shares
     authorized; 16,192,997 and 15,790,975 shares issued         161,930               157,910
     Additional paid-in capital                               71,460,612            70,461,123
     Retained earnings                                        78,234,541            75,042,808
     Cumulative foreign currency translation adjustment       (1,027,533)             (815,809)
                                                            ------------          ------------
                                                             148,829,550           144,846,032
Unearned stock compensation                                     (339,686)           (1,700,635)
Treasury stock, at cost, 1,271,612 and 1,247,094 shares      (21,325,502)          (21,894,812)
                                                            ------------          ------------
     Total stockholders' equity                              127,164,362           121,250,585
                                                            ------------          ------------
   Total liabilities and stockholders' equity               $176,330,028         $ 191,521,452
                                                            ============          ============

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended September 30,
                                                                            1999                   1998                    1997
                                                                            ----                   ----                    ----
                                                                                              As Restated-See
                                                                                                   Note 2
Operating activities:
  Net income (loss)                                                     $  3,191,733           $    (71,094)          $(15,790,844)
  Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
    Acquired in-process research and development                                                 16,064,933
    Restructuring                                                           (672,167)             1,020,000              9,211,713
    Depreciation of property and equipment                                 5,988,640              5,174,725              5,587,132
    Amortization of intangibles                                           12,807,568              3,665,879              1,114,023
    AetherWorks Corporation net loss                                                                                     5,764,201
    AetherWorks Corporation (gain) write-off                                                     (1,350,000)             5,758,548
    Loss on sale of fixed assets                                             243,524                159,498                760,555
    Provision for losses on accounts receivable                              179,366                708,992              1,933,251
    Provision for inventory obsolescence                                   6,218,261              3,414,270              2,910,988
    Deferred income taxes                                                 (2,119,056)            (1,251,611)            (1,787,933)
    Stock compensation                                                       582,981                895,401                244,569
    Changes in operating assets and liabilities:
      Accounts receivable                                                 12,359,264            (17,687,833)            15,283,125
      Inventories                                                         (1,618,415)              (569,839)             3,780,241
      Income taxes payable                                                 1,761,296                883,900              3,447,612
      Other assets                                                         2,228,897             (3,227,695)               713,772
      Accounts payable                                                    (3,822,046)               279,236             (2,430,817)
      Accrued expenses and other liabilities                              (4,025,827)             2,280,156                153,448
                                                                        ------------           ------------           ------------
         Total adjustments                                                30,112,286             10,460,012             52,444,428
                                                                        ------------           ------------           ------------
         Net cash provided by operating activities                        33,304,019             10,388,918             36,653,584
                                                                        ------------           ------------           ------------
Investing activities:
  Purchase of property and equipment and certain other
    intangible assets                                                     (4,759,893)            (5,816,163)            (8,841,473)
  Proceeds from sale of fixed assets                                         843,995
  Purchase of held-to-maturity marketable securities                     (20,633,113)
  Proceeds form sale of held-to-maturity marketable securities             7,000,000
  Business acquisitions, net of cash acquired                                                   (27,356,560)
  Investment in AetherWorks Corporation                                          -               (2,000,000)            (6,500,000)
                                                                        ------------           ------------           ------------
      Net cash used in by investing activities                           (17,549,011)           (35,172,723)           (15,341,473)
                                                                        ------------           ------------           ------------

Financing activities:
  Payments on long-term debt                                              (5,915,843)               (73,000)
  Proceeds from the issuance of long-term debt                                                    2,064,865
  Purchase of treasury stock                                                (815,000)              (153,750)
  Stock option transactions, net                                           2,381,422              2,310,572                539,838
  Employee stock purchase plan transactions, net                             586,324                471,629                534,327
                                                                        ------------           ------------           ------------
      Net cash (used in) provided by financing activities                 (3,763,097)             4,620,316              1,074,165
                                                                        ------------           ------------           ------------

Effect of exchange rates changes on cash and cash equivalents             (1,383,672)              (810,809)
Net increase (decrease) in cash and cash equivalents                      10,608,239            (20,974,298)            22,386,276
Cash and cash equivalents, beginning of period                          $ 10,355,368           $ 31,329,666           $  8,943,390
                                                                        ------------           ------------           ------------
Cash and cash equivalents, end of period                                $ 20,963,607           $ 10,355,368           $ 31,329,666
                                                                        ============           ============           ============
Supplemental Cash Flows Information:
Interest paid                                                           $    937,306           $    224,730           $    208,000
Income taxes paid                                                       $  3,742,898           $  7,463,578           $    238,439

The accompanying notes are an integral part of the consolidated financial statements pp
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


Consolidated Statements of Stockholders' Equity
For the years ended September 30, 1999, 1998 and 1997


                                                              Common Stock             Treasury Stock           Additional
                                                          Shares     Par Value      Shares        Value       Paid-in-Capital
                                                        ----------   ---------     ---------   -----------    ---------------
Balances, September 30, 1996                            14,677,150    $146,772     1,338,894  $(23,679,979)    $42,866,758

Employee Stock Purchase issuances                                                    (69,402)    1,274,391        (740,064)
Issuance of stock options at below
   market prices                                                                                                 1,892,015
Stock compensation
Issuance of stock upon exercise of
   stock options, net of withholding                        50,106         501                                     379,720
Tax benefit realized upon exercise
   of stock options                                                                                                159,617
Forfeiture of stock                                                                                               (154,944)
options
Net loss
---------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1997                            14,727,256     147,273     1,269,492   (22,405,588)     44,403,102

Issuance of stock for acquisitions                         775,837       7,758                                  21,829,797
Purchase of treasury stock, at cost                                                   15,000      (153,750)
Employee Stock Purchase issuances                                                    (37,398)      664,526        (192,897)
Issuance of stock options at below
   market prices                                                                                                   977,697
Stock compensation
Issuance of stock upon exercise of
   stock options, net of withholding                       287,882       2,879                                   2,307,742
Tax benefit realized upon exercise
   of stock options                                                                                              1,305,001
Forfeiture of stock options                                                                                       (169,319)
Foreign currency translation adjustment
Net loss
---------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1998 (As Restated-See Note 2)   15,790,975     157,910     1,247,094   (21,894,812)     70,461,123

Purchase of treasury stock, at cost                                                  105,000      (815,000)
Employee Stock Purchase issuances                                                    (80,482)    1,384,310        (797,986)
Stock compensation
Issuance of stock upon exercise of
   stock options, net of withholding                       402,022       4,020                                   2,377,402
Tax benefit realized upon exercise
   of stock options                                                                                                198,041
Forfeiture of stock options                                                                                       (777,968)
Foreign currency translation adjustment
Net income
---------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1999                            16,192,997    $161,930     1,271,612  $(21,325,502)    $71,460,612
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                              Continued Next Page

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (CONTINUED)

Consolidated Statements of Stockholders' Equity
For the years ended September 30, 1999, 1998 and 1997

                                                                Unearned                              Total
                                                Retained          Stock          Cumulative       Stockholders'    Comprehensive
                                                Earnings      Compensation       Translation         Equity        (Loss) Income
                                              -------------   ---------------   ------------     -------------     -------------
Balances, September 30, 1996                  $  90,904,746    $    (295,156)                    $ 109,943,141

Employee Stock Purchase issuances                                                                      534,327
Issuance of stock options at below
   market prices                                                  (1,892,015)
Stock compensation                                                   244,569                           244,569
Issuance of stock upon exercise of
   stock options, net of withholding                                                                   380,221
Tax benefit realized upon exercise
   of stock options                                                                                    159,617
Forfeiture of stock options                                          154,944
Net loss                                        (15,790,844)                                       (15,790,844)    $ (15,790,844)
--------------------------------------------------------------------------------------------------------------     -------------

Balances, September 30, 1997                     75,113,902       (1,787,658)                       95,471,031     $ (15,790,844)
                                                                                                                   =============
Issuance of stock for acquisitions                                                                  21,837,555
Purchase of treasury stock, at cost                                                                   (153,750)
Employee Stock Purchase issuances                                                                      471,629
Issuance of stock options at below
   market prices                                                    (977,697)
Stock compensation                                                   895,401                           895,401
Issuance of stock upon exercise of
   stock options, net of withholding                                                                 2,310,621
Tax benefit realized upon exercise
   of stock options                                                                                  1,305,001
Forfeiture of stock options                                          169,319
Foreign currency translation adjustment                                         $    (815,809)        (815,809)         (815,809)
Net loss                                            (71,094)                                           (71,094)          (71,094)
--------------------------------------------------------------------------------------------------------------      ------------

Balances, September 30, 1998
   (As Restated-See Note 2)                      75,042,808       (1,700,635)        (815,809)     121,250,585     $    (886,903)
                                                                                                                   =============
Purchase of treasury stock, at cost                                                                   (815,000)
Employee Stock Purchase issuances                                                                      586,324
Stock compensation                                                   582,981                           582,981
Issuance of stock upon exercise of
   stock options, net of withholding                                                                 2,381,422
Tax benefit realized upon exercise
   of stock options                                                                                    198,041
Forfeiture of stock options                                          777,968
Foreign currency translation adjustment                                              (211,724)        (211,724)         (211,724)
Net income                                        3,191,733                                          3,191,733         3,191,733
--------------------------------------------------------------------------------------------------------------      ------------

Balances, September 30, 1999                  $  78,234,541    $    (339,686)   $  (1,027,533)   $ 127,164,362     $   2,980,009
==============================================================================================================     =============

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

Digi International is a leading worldwide provider of data communications products for open systems, server-based communications, Internet telephony, and local area network (LAN) applications. Digi's communications products support a broad range of server platforms and network operating systems that enable people to access information.

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

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Those having original maturities in excess of three months are classified as marketable securities. Marketable Securities consist of high-grade commercial paper and have maturies of less than one year. Marketable securities classified as held to maturity are carried at amortized cost. Gross unrealized holding gains and losses were $10,561 and $5,383 as of September 30, 1999. The Company had no marketable securities as of September 30, 1998.

REVENUE RECOGNITION

Revenue is recognized at the date of shipment. Estimated warranty costs and customer returns are recorded at the time of sale.

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

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at cost. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over estimated useful life periods ranging from five to 15 years. Purchased in process research and development costs (IPR&D) are expensed upon consummation of the purchase. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of one to seven years.

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

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is calculated based on only the weighted average of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of diluted earnings per common share for 1999 includes 135,185 of such common stock equivalents. The calculation of diluted loss per common share for 1998 and 1997 excludes 835,670 and 236,165 equivalent shares, respectively, of the Company's common stock attributable to common stock options because their effect would be antidilutive.

FOREIGN CURRENCY TRANSLATION

Financial position and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation account in stockholders' equity.

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

COMPREHENSIVE INCOME

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income". FAS 130 requires the Company to report in the consolidated financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses of certain investments in debt and equity securities. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners.

SEGMENT REPORTING

For the year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally, makes operating decisions, and assesses performance.

RECLASSIFICATION OF CERTAIN ITEMS

Accrued sales discounts and allowances of $1,461,167, which previously were included in accrued expenses, have been reclassified into net accounts receivable for the year ended September 30, 1998. This reclassification had no impact on previously reported operating income, or net income.

Costs of $2,647,207 relating to systems support and communications costs, which previously were included in general and administrative expenses, have been reclassified into sales and marketing and research and development expenses for the year ended September 30, 1997. This reclassification had no impact on previously reported operating income, or net income.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will be effective for the Company beginning with the Company's fiscal year ending September 30, 2000. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of FASB 133 to the Company's fiscal year ending September 30, 2001. As the Company presently has no derivative instruments and is not involved in hedging activity, the Company does not expect the adoption of FASB Statement No. 133 and FASB Statement No. 137 to have an impact on the results of operations or the financial position of the Company.

NEW ACCOUNTING STANDARDS (CONTINUED)

In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP retains the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will become effective for the Company's fiscal year ending September 30, 2000. The adoption of SOP 98-9 is not expected to have a significant impact on the results of operations or financial position of the Company.

In November 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100 (SAB 100) - Restructuring and Impairment Charges. This SAB expresses the views of the Staff regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. Although it has not made a definite determination of its impact, the Company does not expect the adoption of SAB 100 to have a materially adverse effect on its financial position or results of operation.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) - Revenue Recognition in Financial Statements. This SAB summarizes certain of the Staff's views in applying generally accepted accounting principals to revenue recognition in financial statements. Although it has not made a definite determination of its impact, the Company does not expect the adoption of SAB 101 to have a materially adverse effect on its financial position or results of operation.

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

As a result of valuing IPR&D using the alternative income valuation approach and adjusting the measurement of the purchase prices, the Company, in consultation with their independent accountants, has revised its measurement and allocations of the purchase prices, including the amounts allocated to IPR&D. The effect of these adjustments was to: reduce the aggregate amount originally allocated to IPR&D from $39.2 million to $16.1 million; increase the aggregate amount allocated to current technologies from $15.0 to $29.1 million; increase the amount of net deferred tax liabilities from $0 to $6.3 million; increase goodwill from $8.2 million to $27.4 million; increase additional paid in-capital from $68.7 million to $70.5 million; and reduce unearned stock compensation from $3.8 million to $1.7 million. These adjustments will also result in additional annual amortization expense related to identifiable intangibles and goodwill of approximately $5.0 million (assuming there are no future adjustments to reflect impairments of such intangibles and goodwill). The revised purchase accounting for the ITK and CDC acquisitions is described in detail in Note 3.

The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported consolidated financial statements as of and for the year ended September 30, 1998 is as follows:


                                                             As of and for the year ended
                                                                 September 30, 1998
                                                        -------------------------------------
                                                        As previously
                                                           reported              As restated
                                                        -------------           -------------
Statement of Operations Data:
  General and administrative expenses                   $  16,003,146           $  17,011,504
  Acquired in-process research and development             39,200,000              16,064,933
  Total operating expenses                                110,474,583              88,347,874
  Operating (loss) income                                 (16,082,069)              6,044,640
  Loss before income taxes                                (12,913,783)              9,212,926
  Provision for income taxes                                9,745,088               9,284,020
  Net loss                                              $ (22,658,871)          $     (71,094)
  Net loss per common share, basic                      $       (1.65)          $       (0.01)
  Net loss per common share, assuming dilution          $       (1.65)          $       (0.01)

Balance Sheet Data:
  Intangible assets, net                                $  31,354,483           $  63,602,435
  Total assets                                            160,734,667             192,982,619
  Net deferred income taxes                                                         5,817,933
  Total liabilities                                        65,914,103              71,732,034
  Additional paid-in capital                               68,695,448              70,461,123
  Retained earnings                                        52,455,031              75,042,808
  Unearned stock compensation                              (3,777,204)             (1,700,635)
  Total stockholders' equity                            $  94,820,564           $ 121,250,585

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

The table below is an analysis of the purchase price allocation.

Cash and fair value of Company's common
  stock and common stock options issued                           $ 28,146,369
Direct acquisition costs                                             1,438,383
ITK liabilities assumed, including estimated
  Restructuring and integration costs of $3,484,000                 39,784,248
                                                                  ------------
Total purchase price                                              $ 69,369,000
                                                                  ============

Estimated fair value of tangible assets acquired, including
$5,772,000 of deferred taxes                                        27,440,814

Estimated fair value of:
  IPR&D                                                             11,330,100
  Identifiable intangible assets                                    21,100,000
  Goodwill                                                          17,727,086
  Deferred tax liabilities related to identifiable
  intangibles                                                       (8,229,000)
                                                                  ------------
                                                                  $ 69,369,000
                                                                  ============

The Company utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. Management estimates that $11.3 million of the purchase price represents the fair value of purchased in-process research and development related to the VoIP projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition. It is not certain that development efforts on these projects will allow for carrier class telephone company and end-user specifications to be met. Failure to achieve these specifications or to achieve market viability will cause the in-process Voice over Internet Protocol technology (VoIP) projects to fail. If these products are not successfully developed, the sales and profitability of the combined Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

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

The table below is an analysis of the purchase price allocation.

Cash and fair value of Company's common
  stock and common stock options issued                         $ 20,980,482
Direct acquisition costs                                             301,440
CDC liabilities assumed, including estimated
  restructuring and integration costs of $750,000                  4,394,617
                                                                ------------
Total purchase price                                            $ 25,676,539
                                                                ============

Estimated fair value of tangible assets acquired                   5,252,408

Estimated fair value of:
  IPR&D                                                            4,734,833
  Identifiable intangible assets                                   9,800,000
  Goodwill                                                         9,711,298
  Deferred tax liabilities related to identifiable
  intangibles                                                     (3,822,000)
                                                                ------------
                                                                $ 25,676,539
                                                                ============

The Company utilized the alternative income valuation approach to determine the estimated fair value of the purchased in-process research and development. Management estimates that $4.7 million of the purchase price represents the fair value of purchased in-process research and development related to the USB projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition. It is not certain that development efforts on these projects will allow for user specifications to be met or commercial viability to be achieved. Failure to achieve these specifications or to achieve market viability will cause the Universal Serial Bus (USB) projects to fail. If these products are not successfully developed, the sales and profitability of the combined Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

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

4.  RESTRUCTURING

In March 1999, the Company's Board of Directors approved a restructuring plan related to the reorganization of sales and marketing functions in Germany, England and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The original related charge of $1,452,909 ($581,164 net of tax benefits) consisted of $151,038 of existing commitments for rent on facilities vacated by the Company in Hamburg, Nurnberg, and Frankfurt, Germany and $1,301,871 of termination payments associated with the elimination of 44 positions in Dortmund, Germany, Bagshot, England, Sunnyvale, California, and Minneapolis, Minnesota.

As of September 30, 1999, the Company paid $836,953 of termination costs relating to the elimination of 33 positions. During the third quarter of fiscal 1999, management of the Company determined that $33,100 of severance costs in Dortmund would not be payable due to a decision to retain two employees previously notified that they would be terminated. In addition, the Company reduced its estimated remaining rent commitment by $80,106 as it successfully sublet the vacated office space in Nurnberg, Germany. During the fourth quarter of fiscal 1999, management of the Company determined that $160,114 of severance costs in Minneapolis would not be payable due to a decision to retain two additional employees previously notified that they would be terminated. Adjustments to the restructuring accrual are reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. Management of the Company expects that these restructuring activities will be completed by December 1999. A summary of payments and adjustments is included in the table below.

---------------------------------------------------------------------------------------------------------------
                                                                            Change in          Balance at
                                        Beginning                           Estimate          September 30,
           Description                   Balance           Payments        Adjustments            1999
---------------------------------------------------------------------------------------------------------------
Severance and termination
   costs                               $ 1,301,871       $ (836,953)       $ (193,214)          $  271,704
Rent commitments                           151,038          (50,460)          (80,106)              20,472
                                       -----------       -----------       -----------          ----------
TOTAL                                  $ 1,452,909       $ (887,413)       $ (273,320)          $  292,176
                                       -----------       -----------       -----------          ----------

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and England. The restructuring plan relates to the closure of existing leased facilities rendered redundant by the acquisition of ITK. The original charge of $1,020,000 ($647,000 net of tax benefits), consisted of $61,483 of noncancellable rent commitments the Company expected to incur following closure of the Cologne, Germany facility, $100,110 of contractual payment obligations for office furniture and other equipment the Company expected to incur following the closure of the Cologne, Germany facility, $202,039 related to the write-off of leasehold improvements in connection with the closure of the Cologne, Germany facility and $656,368 of termination payments associated with the elimination of six positions in Cologne, Germany and Bagshot, England.

The Company closed the Cologne facility during December 1998. As of September 30, 1999, the company paid $301,044 of termination costs relating to the elimination of two positions. During the third quarter of 1999, the Company reduced the restructuring accrual by $572,191 due to management's decision during the quarter to retain four employees previously notified that they would be terminated, a final settlement negotiated by the Company which reduced the remaining contractual rent commitments for office space and equipment in Cologne, Germany which was previously vacated and abandoned by the Company, and a decision by current management to utilize certain equipment which prior management had planned to abandon. Adjustments to the restructuring accrual are reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. Restructuring activities have been completed as of June 1999. A summary of payments and adjustments is included in the table below.

---------------------------------------------------------------------------------------------------------------
                                   Balance at                          Change in         Balance at
                                  September 30,                        Estimate         September 30,
       Description                    1998           Payments         Adjustments           1999
---------------------------------------------------------------------------------------------------------------
Severance and termination
   costs                          $   656,368       $ (301,044)       $ (355,324)         $      -
Rent commitments                       61,483          (29,900)          (16,374)           15,209
Contractual payments for
   office equipment                   100,110          (49,972)          (50,138)                -
Write-offs of leasehold
   improvements                       202,039          (14,358)         (150,355)            37,326
                                  -----------       ----------        ----------          ---------
TOTAL                             $ 1,020,000       $ (395,274)       $ (572,191)         $  52,535
                                  -----------       ----------        ----------          ---------

In connection with the Company's acquisition of ITK, the Company formulated a plan of reorganization and accordingly, has recognized a $3,484,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of the original estimated liability included $1,844,000 of termination payments associated with 10 employees the Company expected to eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expected to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expected to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England.

The Company vacated the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. During the third quarter of fiscal 1999, the Company reduced the restructuring accrual by $1,451,882 as management determined during the quarter that the number of positions to be terminated was 26 rather than 30 due to unanticipated employee turnover and other changes in management of the Company during fiscal 1999. In addition, during the third quarter of 1999, the Company and the lessor of the Newbury facility reached a final, negotiated settlement which significantly reduced the Company's remaining contractual rent obligation. Adjustments to the restructuring accrual are reflected as a reduction in the restructuring accrual and a corresponding decrease in goodwill. Restructuring activities have been completed as of June 1999. A summary of payments and adjustments is included in the table below.

---------------------------------------------------------------------------------------------------------
                                   Balance at                           Change in            Balance at
                                  September 30,                          Estimate          September 30,
       Description                    1998            Payments         Adjustments              1999
---------------------------------------------------------------------------------------------------------
Severance and termination
   costs                           $ 1,844,000     $ (1,442,339)      $   (378,792)          $   22,869
Facility closures                    1,640,000         (531,513)        (1,073,090)              35,397
                                   -----------     ------------       ------------           ----------
TOTAL                              $ 3,484,000     $ (1,973,852)      $ (1,451,882)          $   58,266
                                   -----------     ------------       ------------           ----------


In connection with the Company's acquisition of CDC, the Company formulated a plan of reorganization and accordingly, the Company has recognized a $750,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability included $675,000 of termination payments, associated with 22 employees the Company expected to eliminate when it closed the Champaign, Illinois facility in January 1999 and $75,000 related to facility closure costs the Company expected to incur following closure and sale of the Champaign, Illinois facility.

During the third quarter of fiscal 1999, the Company reduced the restructuring accrual by $222,513 due to management's decision during the quarter to reduce the number of employees to be terminated from 22 to 20 due to unanticipated employee turnover and other changes in management. In addition, during the third quarter, management determined that it would not incur significant additional closure costs from the sale of the Champaign, Illinois facility. Adjustments to the restructuring accrual are reflected as a reduction in the restructuring accrual and a corresponding decrease in goodwill. Restructuring activities have been completed as of June 1999. A summary of payments and adjustments is included in the table below.

----------------------------------------------------------------------------------------------------------
                                  Balance at                            Change in         Balance at
                                 September 30,                          Estimate         September 30,
           Description               1998             Payments         Adjustments           1999
----------------------------------------------------------------------------------------------------------
Severance and termination
   costs                            $  675,000       $ (442,166)        $ (147,513)          $   85,321
Facility closure                        75,000                -            (75,000)                   -
                                   -----------     ------------       ------------           ----------
TOTAL                               $  750,000       $ (442,166)        $ (222,513)          $   85,321
                                   -----------     ------------       ------------           ----------

In February 1997, the Company's Board of Directors approved a restructuring plan that resulted in a restructuring charge of $10,471,482 ($8,283,681, net of tax benefits). The corporate restructuring plan resulted in consolidation and reduced costs and expenses. It included the closing of the Cleveland manufacturing facility, the reduction of selected product lines and the consolidation and closing of the Torrance, California and Nashville, Tennessee research and development facilities. These costs included: (i) write downs of the carrying values of fixed assets related to the closed manufacturing and research and development facilities, (ii) write downs of the carrying values of goodwill and identifiable intangible assets (primarily licensing agreements related to the discontinued product lines) and related inventories, and (iii) severance costs associated with the elimination of 105 positions. These restructuring activities were completed in fiscal year 1997.

The restructuring charge consisted of $1,259,769 in net cash expenditures (primarily severance), of which all had been paid as of September 30, 1997, and $9,211,713 resulting from the write-down of asset carrying values.

5. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company operates in one reportable segment as defined in FAS 131. The operations of the Company are primarily conducted in the Unites States, the Company's country of domicile. Geographic data, determined by references to the location of the Company's operations for the years ended September 30, are as follows:

Revenue by geographic area:

                                                              Year Ended September 30,
                                              1999                      1998                   1997
                                              ----                      ----                   ----
Unites States                             $164,329,109              $171,385,998           $159,262,803
Europe                                      26,948,248                 9,573,107              5,093,731
Asia                                         1,249,157                 1,205,606                845,453
Australia                                      979,545                   766,959                395,950
                                          ------------              ------------           ------------
                                          $193,506,059              $182,931,670           $165,597,937
                                          ============              ============           ============

Long-lived assets by geographic area:

                                                              Year Ended September 30,
                                              1999                      1998                   1997
                                              ----                      ----                   ----
United States                              $40,921,789               $48,218,876            $30,154,985
Foreign                                     37,125,699                49,374,482                339,308
                                           -----------               -----------            -----------
Total long-lived assets                    $78,047,488               $97,593,358            $30,494,293
                                           ===========               ===========            ===========

The Company's foreign export sales, primarily to Europe, comprised 34.8%, 25.5%, and 26.9% of net sales for the years ended September 30, 1999, 1998 and 1997, respectively.

During 1999, one customer accounted for 15.4% of net sales and 8.7% of the trade accounts receivable as of September 30, 1999, while another accounted for 13.4% of net sales and 22.5% of the trade accounts receivable as of September 30, 1999.

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

For fiscal 1997, the Company reported its investment in AetherWorks on the equity method and reported net losses of $5,764,201. This loss, which excludes $5,758,548 of additional charges accrued as of September 30, 1997 as described below, represented 100% of AetherWorks net loss for the year. The percentage of AetherWorks net losses included in the Company's Statement of Operations was based upon the percentage of financial support provided by the Company (versus other investors) to AetherWorks that year.

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

The following represents condensed financial information from the audited statements of AetherWorks for the year ended September 30, 1997:

OPERATING DATA FOR THE YEAR ENDED SEPTEMBER 30, 1997

Operating expenses:
Research and development                $   3,505,134
General and administrative                  2,069,304
Other                                       1,169,345
Eliminations                                 (979,582)
                                        -------------
Net loss                                $  (5,764,201)
                                        =============

The "eliminations line" item represents interest expense payable to the Company for interest due on the notes issued by AetherWorks to the Company. This amount is excluded from the AetherWorks loss as the Company has eliminated the corresponding interest income from its Consolidated Statements of Operations.

7.  SELECTED BALANCE SHEET DATA

                                                   1999              1998
                                              --------------    ---------------
                                                                As Restated-See
                                                                     Note 2
                                              --------------    ---------------
Accounts receivable, net:
Trade accounts receivable                      $42,720,227        $53,618,657
Less reserve for returns and doubtful
accounts and sales allowances                    8,764,558          6,530,679
                                               -----------        -----------
                                               $33,955,669        $47,087,978
                                               ===========        ===========

Inventories, net:
  Raw materials                                $17,487,552        $16,814,657
  Work in process                                2,162,626          2,922,442
  Finished goods                                 7,335,755         10,735,483
                                               -----------        -----------
                                                26,985,933         30,472,582
  Less reserve for obsolescence                  4,539,266          3,106,658
                                               -----------        -----------
                                               $22,446,667        $27,365,924
                                               ===========        ===========

Property, equipment and improvements:
  Land                                         $ 2,533,666        $ 2,774,300
  Building                                      19,338,618         19,912,614
  Improvements                                     580,286            554,932
  Equipment                                     22,991,088         20,859,857
  Purchased software                             8,872,121          6,968,127
  Furniture & fixtures                           1,462,338            929,890
                                               -----------        -----------
                                                55,778,117         51,999,720
Less accumulated depreciation                   25,535,240         18,008,797
                                               -----------        -----------
                                               $30,242,877        $33,990,923
                                               ===========        ===========

Intangible assets:
  Purchased technology                         $30,010,858        $30,010,858
  License agreements                             2,559,067          3,476,400
  Assembled workforce                            1,800,000          1,800,000
  Other                                          1,228,225          1,483,835
  Goodwill                                      29,826,194         33,802,679
                                               -----------        -----------
                                                65,424,344         70,573,772
Less accumulated amortization                   17,619,733          6,971,337
                                               -----------        -----------
                                               $47,804,611        $63,602,435
                                               ===========        ===========

8.  BORROWING UNDER LINE OF CREDIT AGREEMENTS

The Company maintains lines of credit with various financial institutions which provide for borrowings of up to $15,856,600. As of September 30, 1999 and 1998, $4,759,095 and $10,707,000 has been borrowed under these line of credit agreements. These line of credit agreements are uncollateralized and provide for interest rates ranging from 4.5% to 10.6% as of September 30, 1999 and 1998.

9.  LONG-TERM DEBT

Long-term debt consists of the following at September 30,

                                                          1999           1998
                                                          ----           ----
5.5% fixed rate long-term collateralized note         $1,688,260     $ 1,854,490
5.2% fixed rate long-term collateralized note          1,143,660       1,256,240
6.3% fixed rate long-term collateralized note          4,356,800       4,784,959
6.0% fixed rate long-term uncollateralized note        1,960,560       1,555,010
5.0% to 10.6% subsidized long-term notes                 386,666         525,851
6.0% fixed rate long-term collateralized note               -            538,450
Variable rate long-term collateralized note                 -            250,000
Long-term collateralized mortgage note                      -            623,471
                                                      ----------     -----------
                                                      $9,535,946     $11,388,471
Less current portion                                     330,028         264,025
                                                      ----------     -----------
                                                      $9,205,918     $11,124,446

The 5.5% fixed rate long-term note is payable in semi-annual installments beginning September 2000. The 5.2% fixed rate long-term note is payable in semi-annual installments beginning June 2001. The 6.3% fixed rate long-term note is payable in semi-annual installments beginning March 2000. Interest on the notes is payable on a quarterly basis. These notes are collateralized by land, buildings and equipment with a book value of $9,228,990. The 6.0% fixed rate long-term uncollateralized note is due in full on November 30, 2001. Interest is payable annually.

The subsidized long-term notes bear interest rates ranging from 5% to 10.6% and are due at various dates through 2006. All borrowings under these notes are uncollateralized.

The 6.0% fixed rate long-term collateralized note, the variable rate long-term collateralized note, and the long-term collateralized mortgage note were paid in full during fiscal 1999.

Aggregate maturities of long-term debt are as follows:

      Fiscal Year
      2000                $  330,028
      2001                   397,013
      2002                 1,838,570
      2003                   675,304
      2004                   422,610
      Thereafter           5,872,421
                          ----------
                          $9,535,946
                          ==========

10.      INCOME TAXES

The components of the provision for income taxes for the years ended September 30, 1999, 1998, and 1997 are as follows:

                                     1999             1998            1997
                                     ----             ----            ----
Currently payable:
Federal                          $ 6,201,277      $ 9,768,927     $ 1,737,116
State                                705,378          766,704         142,457
Deferred                          (2,119,056)      (1,251,611)     (1,787,933)
                                 -----------      -----------     -----------
                                 $ 4,787,599      $ 9,284,020     $    91,640
                                 ===========      ===========     ===========

The net deferred tax asset (liability) at September 30, 1999 and 1998 consists of the following:

                                               1999                1998
                                               ----                ----
Valuation reserves                        $ 2,904,412         $ 2,673,443
Inventory valuation                           228,442             430,501
Compensation costs                            600,991           1,007,367
Net operating loss carryforwards            5,772,000           5,772,000
Intangible asset basis difference          (9,203,133)        (11,589,933)
Other                                         154,854             102,133
                                          -----------         -----------
Net deferred tax asset (liability)        $   457,566         $(1,604,489)
                                          ===========         ===========

As of September 30, 1999 and 1998, the net deferred tax asset (liability) consists of current deferred tax assets of $3,888,699 and $4,213,444, respectively and net non-current deferred tax liabilities of $3,431,133 and $5,817,933, respectively. As of September 30, 1999 and 1998, the Company has recorded $9,203,133 and $11,589,933 of deferred tax liabilities related to the identifiable intangible assets that were acquired as part of the ITK and CDC acquisitions. These deferred tax liabilities are being amortized over the estimated useful lives of the related identifiable intangible assets acquired.

As of September 30, 1999 and 1998, the Company had federal net operating loss carryforwards of approximately $14,800,000 available to offset future taxable income, which expire at various dates through 2011. Utilization of such net operating loss carryforwards is presently limited to offset taxable income, if any, generated by ITK.

The reconciliation of the statutory federal income tax rate with the effective income tax rate for the years ended September 30, 1999, 1998, and 1997 is as follows:

                                                                   1999           1998          1997
                                                                 --------       --------      --------
Statutory income tax rate                                          35.0%          35.0%        (34.0) %
Increase (reduction) resulting from:
     Utilization of research and development tax credits                                        (0.9)
     Utilization of low income housing credits                     (5.0)          (3.9)          1.7
     State taxes, net of federal benefits                           5.7            5.4
     AetherWorks Corporation net operating loss                                                 12.5
     AetherWorks Corporation write-off                                                           9.6
     Acquired in-process research and development                                 61.0
     Restructuring charges                                                                       9.3
     Tax contingencies                                                                           4.7
     Nondeductible intangible asset amortization                   15.3            2.7           1.3
     Foreign operations                                             2.9            5.4          (0.2)
     Other                                                          6.1           (4.8)         (3.9)
------------------------------------------------------------------------------------------------------
                                                                   60.0%         100.8%          0.1 %

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

During the years ended September 30, 1999, 1998, and 1997, 402,022, 287,882, and 50,106 shares of the Company's Common Stock, respectively, were issued upon the exercise of options for 402,022, 289,353, and 50,167 shares, respectively. The difference between shares issued and options exercised results from the provision in the Plans allowing employees to elect to pay their withholding obligation through share reduction. Withholding taxes paid by the Company as a result of the share withholding provision amounted to $28,871 and $5,171 during the years ended September 30, 1998 and 1997, respectively. No employees elected to pay tax withhold obligations through share reduction during fiscal 1999.

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

The difference between the option price and market value at the date of grant for the above option arrangements has been recorded as additional paid-in capital with an offsetting debit within stockholders' equity to unearned stock compensation. The compensation expense related to these option grants is amortized to operations over the contractual vesting period in which employees perform services and amounted to $582,981 in 1999, $895,401 in 1998, and $244,569 in 1997.

Stock options and common shares reserved for grant under the Plans are as follows:

                                          Available For       Options          Weighted
                                              Grant         Outstanding         Average
                                                                               Price Per
                                                                                 Share
                                          -------------     ------------       ---------
Balances, September 30, 1996                  354,514         2,336,660        $   18.14

Additional shares approved for grant          500,000
Granted                                    (1,509,701)        1,509,701             8.62
Exercised                                                       (50,617)            7.71
Cancelled                                   1,879,636        (1,879,636)           19.01
                                           -----------       -----------
Balances, September 30, 1997                1,224,449         1,916,108        $   10.01

Additional shares approved for grant          750,000
Granted                                    (1,254,525)        1,254,525            15.96
Exercised                                                      (289,353)            8.56
Cancelled                                     150,013          (150,013)           12.79
                                           -----------       -----------
Balances, September 30, 1998                  869,937         2,731,267        $   12.75

Granted                                    (1,019,100)        1,019,100             9.32
Exercised                                                      (402,022)       $    5.95
Cancelled                                   1,244,635        (1,244,635)       $   14.26
                                           -----------       -----------
Balances, September 30, 1999                1,095,472         2,103,710        $   11.50
                                           ===========       ===========

Commencing April 1996, the Company has sponsored an Employee Stock Purchase Plan (the Purchase Plan) which covers all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the plan were $586,324 in 1999, $658,118 in 1998, and $534,327 in 1997. Pursuant
to the Purchase Plan, 80,482, 37,398, and 69,402 shares were issued to employees during the fiscal years ended 1999, 1998 and 1997, respectively. As of September 30, 1999, 303,883 shares are available for future issuances under the Purchase Plan.

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

Had the Company used the fair-value-based method of accounting for its stock options granted in 1999, 1998 and 1997, and charged operations over the option vesting periods based on the fair value of options at the date of grant, net income (loss) and net income (loss) per common share would have been changed to the following pro forma amounts:

                                                           1999              1998                1997
                                                           ----              ----                ----
Net income (loss):
As reported                                            $ 3,191,733       $    (71,094)       $ (15,790,844)
Pro forma                                              $   281,852       $ (3,244,655)       $ (17,449,611)

Net income (loss) per share - basic:
As reported                                            $      0.22       $      (0.01)       $       (1.18)
Pro forma                                              $      0.02       $      (0.24)       $       (1.30)

Net income (loss) per share - assuming dilution:
As reported                                            $      0.22       $      (0.01)       $       (1.18)
Pro forma                                              $      0.02       $      (0.24)       $       (1.30)


The weighted average fair value of options granted in fiscal years 1999, 1998 and 1997 was $11.50 $12.29, and $12.47, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

ASSUMPTIONS:                                   1999        1998         1997
------------                                   ----        ----         ----
Risk free interest rate                       5.75%       5.49%        6.02%
Expected option holding period              4 years     4 years      4 years
Expected volatility                             50%         60%          40%
Expected dividend yield                           0           0            0


At September 30, 1999, the weighted average exercise price and remaining life of the stock options are as follows:

RANGE OF EXERCISE PRICES                       $2.36-3.19   $5.91-8.88   $9.40-14.00   $14.31-20.88   $21.50-29.25       Total
                                               ----------   ----------   -----------   ------------   ------------       -----
Total options outstanding                          49,009    1,087,279       515,769        217,715        233,938   2,103,710
Weighted average remaining
   contractual life (years)                          4.91         8.13          8.14           6.66           6.70        7.75
Weighted average exercise price                     $2.70        $7.66        $11.97         $17.71         $24.35      $11.50
Options exercisable                                39,134      386,927       177,539        117,182        172,592     893,374
Weighted average price of exercisable options       $2.79        $7.99        $12.06         $17.29         $23.77      $12.84

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

14.  COMMITMENTS

The Company has entered into various operating lease agreements, the last of which expires in fiscal 2013. Below is a schedule of future minimum commitments under noncancellable operating leases:

           FISCAL
             YEAR           AMOUNT
           ------           ------
             2000       $ 1,224,904
             2001           864,496
             2002           411,944
             2003            72,371
             2004            72,371
       Thereafter       $   663,399

Total rental expense for all operating leases for the years ended September 30, 1999, 1998 and 1997 was $1,838,242, $1,786,715, and $1,405,582 respectively.

15.  EMPLOYEE BENEFIT PLAN

The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code"), whereby eligible employees may contribute up to 15% of their pre-tax earnings, not to exceed amounts allowed under the Code. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors. The Company accrued $350,000 as a matching contribution for 1999. The Company provided a matching contribution of $240,000 in 1998 and no Company contribution was made in 1997.

16.  CONTINGENCIES

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

The 21 lead plaintiffs have moved for class certification with respect to the claims asserted in the Consolidated Amended Complaint. The Company and its former officers intend to oppose the motion. No date has been set for a hearing on the class certification motion. With the possible exception of additional depositions of certain lead plaintiffs, discovery in all of the actions has been completed.

The Company and its former officers served motions for summary judgment in all actions on November 19, 1999. Briefing on the motions is scheduled to be completed by February 4, 2000, and a hearing is expected to be held before the Court after that date.

The ultimate outcomes of these actions cannot be determined at this time, and no potential assessment of the probable or possible effects of such litigation if any, on the Company's financial position, liquidity or future operations can be made.

In the normal course of business, the Company is subject to various claims and litigation. Management of the Company expects that these various litigation items will not have a material adverse effect on the results of operations or financial condition of the Company.

17.  FOURTH QUARTER FISCAL 1998 INFORMATION (UNAUDITED)

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

REPORT OF MANAGEMENT

TO THE STOCKHOLDERS OF DIGI INTERNATIONAL INC.

     The Company's management is responsible for the integrity, objectivity and consistency of the financial information presented in this Annual Report on Form 10-K and the Company's 1999 Annual Report to Shareholders. The consolidated financial statements contained herein were prepared in accordance with generally accepted accounting principles and were based on informed judgments and management's best estimates as required. Financial information elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

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


/s/ John P. Schinas

John P. Schinas
Chairman

/s/ Subramanian Krishnan

Subramanian Krishnan
Senior Vice President and Chief Financial Officer



December 28, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Digi International Inc. and subsidiaries (the Company) at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

As discussed in Note 6, the Company has recorded its investment in AetherWorks Corporation (AetherWorks) on the equity method; the 1997 consolidated statement of operations include AetherWorks' net operating loss for the year ended September 30, 1997 of $5,764,201. We did not audit the financial statements of AetherWorks, which statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for AetherWorks' net operating loss, is based solely on the report of other auditors.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 15, 1999

QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share amounts                                                Quarter ended
                                                               Dec. 31          Mar. 31         June 30         Sept. 30
1999
  Net sales                                                    $51,395          $42,631         $51,145          $48,335
  Gross margin                                                  26,491           18,478          27,147           26,076
  Restructuring                                                                   1,453            (685)            (161)
  Net income (loss)                                                475           (2,251)          2,253            2,715
  Net income (loss) per share - basic                             0.03            -0.15            0.15             0.18
  Net income (loss) per share - assuming dilution                 0.03            -0.15            0.15             0.18

1998 (a)
  Net sales                                                    $42,590          $45,059         $46,449          $48,833
  Gross margin                                                  21,369           23,066          24,559 (b)       25,399 (b)
  Acquired in-process research and development                                                                    16,065
  Restructuring                                                                                                    1,020
  AetherWorks Corporation gain                                                                    1,350
  Net income (loss)                                              3,842            4,665           6,411          (14,989)
  Net income (loss) per share - basic                             0.28             0.35            0.47            (1.05)
  Net income (loss) per share - assuming dilution                 0.27             0.33            0.45            (1.05)

1997
  Net sales                                                    $42,236          $40,393         $40,843          $42,125
  Gross margin                                                  19,640           19,294          20,118           21,063
  Restructuring                                                                  10,471
  AetherWorks Corporation net loss                              (1,520)          (1,590)         (1,525)          (1,130)
  AetherWorks Corporation write-off                                                                               (5,759)
  Net (loss) income                                             (2,578)          (9,400)             67           (2,431)
  Net (loss) income per share - basic                            (0.19)           (0.70)           0.01            (0.29)
  Net (loss) income per share - assuming dilution                (0.19)           (0.70)           0.01            (0.29)

The summation of quarterly net income per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

(a) see Note 2 to the Company's consolidated financial statements.

(b) see Note 17 to the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name                             Age               Position
Joseph T. Dunsmore               41                President and
                                                   Chief Executive Officer

Douglas J. Glader                56                Executive Vice President and
                                                   Chief Operating Officer

Subramanian Krishnan             45                Senior Vice President and
                                                   Chief Financial Officer

Mr. Dunsmore joined the Company on October 24, 1999, as President and Chief Executive Officer and as a member of the Board of Directors. Prior to joining Digi International, Mr. Dunsmore had been Vice President of Access for Lucent Microelectronics, a telecommunications company, since July 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that, Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation since May 1983.

Mr. Glader was named Executive Vice President and Chief Operating Officer on April 19, 1999, Vice President of Operations in February 1995 and Senior Vice President, Manufacturing Operations, on April 23, 1997. Before that, he was Director of Manufacturing and Operations for MiLAN Technology Corporation, which the Company acquired in November 1993. He began his career with Memorex Corporation and also worked for Measurex Corporation, Altus Corporation and Direct Incorporated. He founded and was Vice President of Operations for Greyhawk Systems, Inc., a manufacturer of electronic imaging hardware and software.

Mr. Krishnan was named Senior Vice President and Chief Financial Officer on February 1, 1999. Prior to joining the Company, he served as a principal with LAWCO Financial, an investment banking firm in Minneapolis, MN from January 1997 to January 1999. Prior to LAWCO, he served for 13 years with the Valspar Corporation as the Director of Corporate Financial Planning and Reporting and Taxes and was primarily responsible for mergers, acquisitions and joint ventures.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a) Consolidated Financial Statements and Schedules of the Company and Report of Independent Auditors for AetherWorks Corporation

               1. Consolidated Statements of Operations for the fiscal years ended September 30, 1999, 1998 and 1997

                    Consolidated Balance Sheets as of September 30, 1999 and
                    1998

                    Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1999, 1998 and 1997

                    Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 1999, 1998 and 1997

                    Notes to Consolidated Financial Statements

                    Report of Independent Accountants

               2. All financial statement schedules are omitted because they are not applicable or are not required.

               3. Report of Ernst & Young LLP, Independent Auditors for AetherWorks Corporation

          (b)  Reports on Form 8-K

               Form 8-K/A dated August 18, 1999, regarding the Company's acquisition of ITK International, Inc. on July 29, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

          (c)     Exhibits

          Exhibit
          Number   Description
          -------  -----------
          3(a)     Restated Certificate of Incorporation of the Company (1)

          3(b)     Amended and Restated By-Laws of the Company (2)

          4(a)     Form of Rights Agreement, dated as of June 10, 1998 between
                   Digi International Inc. and Norwest Bank Minnesota, National
                   Association, as Rights Agent (3)

          4(b) Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and
                   Norwest Bank Minnesota, National Association, as Rights
                   Agent (4)

          10(a)    Stock Option Plan of the Company (5)

          10(b) Form of indemnification agreement with directors and officers of the Company (6)

          10(c)    Amended and Restated Employment Agreement between the
                   Company and John P. Schinas (7)

          10(d)    Restated and Amended Note Purchase Agreement between the
                   Company and AetherWorks Corporation, dated May 12,
                   1998

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

          (c)     Exhibits (Continued)

          Exhibit
          Number   Description
          -------  -----------
          10(e)    Employment Arrangement between the Company and Jonathon E.
                   Killmer, dated September 16, 1996 *(8)

          10(f)    Employment Agreement between the Company and Jerry A.
                   Dusa, dated March 12, 1997 *(9)

          10(g)    Employment Arrangement between the Company and Douglas
                   Glader *(10)

          10(g)(i) Amendment to Employment Agreement between the Company and Douglas Glader, dated September 24, 1999

          10(h)    Employment Agreement between the Company and Dino G.
                   Kasdagly, dated October 1, 1997 *(11)

          10(i)    Agreement between the Company and Subramanian Krishnan dated
                   March 26, 1999 *(12)

          10(i)(i) Amendment to Agreement between the Company and Subramanian
                   Krishnan dated September 24, 1999 *

          10(j)    Employment Agreement between the Company and Joseph T.
                   Dunsmore dated October 24, 1999 *

          10(k)    Employee Stock Purchase Plan of the Company (13)

          13 1999 Annual Report to Stockholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission)

          21       Subsidiaries of the Company

          23.1     Consent of Independent Accountants

          23.2     Consent of Independent Accountants

          24       Powers of Attorney

          27       Financial Data Schedule

-----------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K (CONTINUED)

(1) Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File no. 33-42384).

(3) Incorporated by reference of Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).

(4) Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

(5) Incorporated by reference to the corresponding exhibit number to the Company's Form 10-K for the year ended September 30, 1998 (File no. 0-17972).

(6) Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-1 (File no. 33-30725).

(7) Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended September 30, 1994 (File no. 0-17972).

(8) Incorporated by reference to Exhibit 10(k) to the Company's Form 10-K/A for the year ended September 30, 1996 (File no. 0-17972).

(9) Incorporated by reference to Exhibit 10(m) to the Company's Form 10-Q for the quarter ended March 31, 1997 (File no. 0-17972).

(10) Incorporated by reference to Exhibit 10(q) to the Company's Form 10-K for the year ended September 30, 1995 (File no. 0-17972).

(11) Incorporated by reference to Exhibit 10(r) to the Company's Form 10-K for the year ended September 30, 1997 (File no. 0-17972).

(12) Incorporated by reference to Exhibit 10(k) to the Company's Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(13) Incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on January 31, 1996.

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


                                DIGI INTERNATIONAL INC.


    December 28, 1999           By: /s/  Joseph T. Dunsmore
                                    -----------------------
                                    Joseph T. Dunsmore
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    December 28, 1999               /s/  Joseph T. Dunsmore
                                    -----------------------
                                    Joseph T. Dunsmore
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


    December 28, 1999               /s/ Subramanian Krishnan
                                    ------------------------
                                    Subramanian Krishnan
                                    Sr. Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


JOHN P. SCHINAS
WILLIS K. DRAKE
RICHARD E. EICHHORN
MYKOLA MOROZ                A majority of the Board of Directors*
DAVID STANLEY
ROBERT S. MOE
KENNETH E. MILLARD
JOSEPH T. DUNSMORE

Subramanian Krishnan, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

    December 28, 1999               /s/ Subramanian Krishnan
                                    ------------------------
                                    Subramanian Krishnan
                                    Attorney-in-fact

EXHIBIT INDEX

Exhibit                          Description                                    Page
-------                          -----------                                    ----
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

 4(b)         Amendment dated January 26, 1999, to Shares Rights           Incorporated by
              greement, dated as of June 10, 1998 between Digi             Reference
              International Inc. and Norwest Bank Minnesota,
              National Association, as Rights Agent

 10(a)        Stock Option Plan of the Registrant                          Incorporated by
                                                                           Reference

 10(b)        Form of indemnification agreement with directors             Incorporated by
              and officers of the Registrant                               Reference

 10(c)        Amended and Restated Employment Agreement between            Incorporated by
              the Registrant and John P. Schinas                           Reference

 10(d)        Restated and Amended Note Purchase Agreement                 Filed
              between the Registrant and AetherWorks                       Electronically
              Corporation, dated May 12, 1998

 10(e)        Employment Arrangement between the Registrant and            Incorporated by
              Jonathon E. Killmer, dated September 16, 1996                Reference

 10(f)        Employment Agreement between the Registrant and              Incorporated by
              Jerry A. Dusa, dated March 12, 1997                          Reference

 10(g)        Employment Arrangement between the Registrant and            Incorporated by
              Douglas Glader                                               Reference

 10(g)(i)     Amendment to Employment Agreement between the                Filed
              Registrant and Douglas Glader, dated September 24, 1999      Electronically

 10(h)        Employment Agreement between the Registrant and              Incorporated by
              Dino G. Kasdagly, dated October 1, 1997                      Reference

 10(i)        Agreement between the Company and Subramanian Krishnan       Incorporated by
              dated March 26, 1999.                                        Reference

 10(i)(i)     Amendment to the agreement between the Company and           Filed
              Subramanian Krishnan dated September 24, 1999.               Electronically

 10(j)        Employment Agreement between the Company and                 Filed
              Joseph T. Dunsmore, dated October 24, 1999                   Electronically

 10(k)        Employee Stock Purchase Plan of the Registrant               Incorporated by
                                                                           Reference

 13           1999 Annual Report to Stockholders                           Filed
                                                                           Electronically

 21           Subsidiaries of the Company                                  Filed
                                                                           Electronically

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