Form 10-Q
period 1999-12-31
DIGI INTERNATIONAL INC
filed 2000-02-11
CIK 854775

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: December 31, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---


On February 7, 2000, there were 15,067,561 shares of the registrant's $.01 par value Common Stock outstanding.
================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                             Page
                                                                            ----
           Condensed Consolidated Statement of Operations for
           the three months ended December 31, 1999 and 1998...................3

           Condensed Consolidated Balance Sheet as of
           December 31, 1999 and September 30, 1999............................4

           Condensed Consolidated Statement of Cash Flows for
           the three months ended December 31, 1999 and 1998...................5

           Notes to Condensed Consolidated Financial
           Statements..........................................................6

           Review Report of Independent Accountants...........................11

ITEM 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition......................12

           Forward-looking Statements.........................................17

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........17


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................18

ITEM 2.    Changes in Securities..............................................19

ITEM 3.    Defaults Upon Senior Securities....................................19

ITEM 4.    Submission of Matters to a Vote of Securities Holders..............19

ITEM 5.    Other Information..................................................19

ITEM 6.    Exhibits and Reports on Form 8-K...................................20

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                        1999           1998
                                                    ------------   ------------
Net sales                                           $ 40,140,205   $ 51,395,021
Cost of sales                                         17,965,228     24,904,313
                                                    ------------   ------------
Gross Margin                                          22,174,977     26,490,708

Operating expenses:
  Sales and marketing                                  7,994,988     11,974,080
  Research and development                             6,494,124      6,476,216
  General and administrative                           6,190,939      6,414,486
                                                    ------------   ------------
Total operating expenses                              20,680,051     24,864,782
                                                    ------------   ------------

Operating income                                       1,494,926      1,625,926
                                                    ------------   ------------
Other income (expense), principally interest             461,825       (209,786)
                                                    ------------   ------------

Income before income taxes                             1,956,751      1,416,140
Provision for income taxes                               939,240        941,595
                                                    ------------   ------------

Net income                                          $  1,017,511   $    474,545
                                                    ============   ============

Net income per common share                         $       0.07   $       0.03
                                                    ============   ============

Net income per common share, assuming dilution      $       0.07   $       0.03
                                                    ============   ============

Weighted average common shares                        14,967,793     14,572,022
                                                    ============   ============

Weighted average common shares, assuming dilution     15,337,788     14,701,519
                                                    ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                           December 31    September 30
                                                              1999            1999
                                                          ------------    ------------
ASSETS                                                     (unaudited)
Current assets:
  Cash and cash equivalents                               $ 13,247,651    $ 20,963,607
  Marketable securities                                     25,777,414      13,714,422
  Accounts receivable, net                                  30,160,668      33,955,669
  Inventories, net                                          22,288,232      22,446,667
  Other                                                      5,497,950       5,394,346
                                                          ------------    ------------
    Total current assets                                    96,971,915      96,474,711

Property, equipment and improvements, net                   29,191,497      30,242,877
Intangible assets, net                                      45,132,628      47,804,611
Other                                                        2,066,525       1,807,829
                                                          ------------    ------------
    Total assets                                          $173,362,565    $176,330,028
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Borrowings under line of credit agreements              $  4,518,654    $  4,759,095
  Current portion of long-term debt                            304,525         330,028
  Accounts payable                                           9,474,307      10,779,998
  Income taxes payable                                       5,355,666       5,274,181
  Accrued expenses:
    Advertising                                              2,159,077       2,461,437
    Compensation                                             3,939,518       6,078,230
    Other                                                    7,428,121       6,357,348
  Restructuring                                                282,680         488,298
                                                          ------------    ------------
    Total current liabilities                               33,462,548      36,528,615

Long-term debt                                               8,670,877       9,205,918
Net deferred income taxes                                    2,834,433       3,431,133
                                                          ------------    ------------
Total liabilities                                           44,967,858      49,165,666

Commitments and contingency

Stockholders' equity:
  Preferred stock, $.01 par value:  2,000,000 shares
   authorized; none outstanding
  Common stock, $.01 par value:  60,000,000 shares
   authorized; 16,288,300 and 16,192,997 issued                162,883         161,930
  Additional paid-in capital                                72,374,670      71,460,612
  Retained earnings                                         79,252,050      78,234,541
  Cumulative foreign currency translation adjustment        (2,069,096)     (1,027,533)
                                                          ------------    ------------
                                                           149,720,507     148,829,550
Unearned stock compensation                                   (254,666)       (339,686)
Treasury stock, at cost, 1,257,193 and 1,271,612 shares    (21,071,134)    (21,325,502)
                                                          ------------    ------------

    Total stockholders' equity                             128,394,707     127,164,362
                                                          ------------    ------------

    Total liabilities and stockholders' equity            $173,362,565    $176,330,028
                                                          ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                      1999            1998
                                                                  ------------    ------------
Operating activities:
  Net Income                                                      $  1,017,511    $    474,545
  Adjustments to reconcile net income to
  cash (used in) provided by operating activities:
    Depreciation and amortization                                    3,842,867       4,534,061
    Provision for losses on accounts receivable                        192,910         150,000
    Provision for inventory obsolescence                               615,409       1,183,297
    Loss on sale of fixed assets                                         8,084          19,625
    Stock compensation                                                  50,700         338,470
    Changes in operating assets and liabilities                     (1,391,592)     (7,399,479)
                                                                  ------------    ------------
      Total adjustments                                              3,318,378      (1,174,026)
                                                                  ------------    ------------
      Net cash provided by (used in) operating activities            4,335,889        (699,481)
                                                                  ------------    ------------

Investing activities:
  Purchase of short term investments                               (12,062,992)             --
  Purchase of property, equipment, intangibles and improvements       (671,130)     (1,453,323)
  Proceeds from the sales of fixed assets                                   --              --
                                                                  ------------    ------------
      Net cash used in investing activities                        (12,734,122)     (1,453,323)
                                                                  ------------    ------------

Financing activities:
  Borrowings under line of credit agreements                            26,780              --
  Principal payments on borrowings                                          --      (4,521,071)
  Stock benefit plan transactions, net                                 969,661         256,870
                                                                  ------------    ------------
      Net cash provided by (used in) financing activities              996,441      (4,264,201)
                                                                  ------------    ------------

Effect of exchange rate changes on cash and cash equivalents          (314,164)        102,807
                                                                  ------------    ------------
Net (decrease) in cash and cash equivalents                         (7,715,956)     (6,314,198)
Cash and cash equivalents, beginning of period                      20,963,607      10,355,368
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $ 13,247,651    $  4,041,170
                                                                  ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of December 31, 1999, and for the three months ended December 31, 1999, and 1998, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.


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

As of December 31, 1999, the Company had paid $906,299 of termination costs relating to the elimination of 33 positions. During the third quarter of fiscal 1999, management of the Company determined that $33,100 of severance costs in Dortmund would not be payable due to a decision to retain two employees previously notified that they would be terminated. In addition, the Company reduced its estimated remaining rent commitment by $80,106 as it successfully sublet the vacated office space in Nurnberg, Germany. During the fourth quarter of fiscal 1999, management of the Company determined that $160,114 of severance costs in Minneapolis would not be payable due to a decision to retain two additional employees previously notified that they would be terminated. Adjustments to the restructuring accrual were reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. Restructuring activities were completed as of December 1999. A summary of payments, adjustments, and the remaining costs accrued as of December 31, 1999 is included in the table below.

2.       RESTRUCTURING (CONTINUED)

                          Balance at                   Change in     Balance at
                         September 30,                  Estimate    December 31,
   Description               1999         Payments    Adjustments       1999
-----------------        -------------    --------    -----------   ------------
Severance and
termination costs             $271,704    $(69,346)            $0       $202,358
Rent commitments                20,472      (7,312)             0         13,160
                         -------------    --------    -----------   ------------
TOTAL                         $292,176    $(76,658)            $0       $215,518
                         -------------    --------    -----------   ------------

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

The Company closed the Cologne facility in December 1998. As of December 31, 1999, the Company had paid $301,044 of termination costs relating to the elimination of two positions. During the third quarter of 1999, the Company reduced the restructuring accrual by $572,191 due to management's decision during the quarter to retain four employees previously notified that they would be terminated, a final settlement negotiated by the Company which reduced the remaining contractual rent commitments for office space and equipment in Cologne, Germany (which was previously vacated and abandoned by the Company), and a decision by current management to utilize certain equipment which prior management had planned to abandon. Adjustments to the accrual were reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. Restructuring activities were completed as of June 1999. A summary of payments, adjustments, and the remaining costs accrued as of December 31, 1999 is included in the table below.

                          Balance at                   Change in     Balance at
                         September 30,                  Estimate    December 31,
   Description               1999         Payments    Adjustments       1999
-----------------        -------------    --------    -----------   ------------
Rent commitments               $15,209     (12,636)            $0          2,573
Write-off of leasehold
improvements                    37,326     (27,646)             0          9,680
                         -------------    --------    -----------   ------------
TOTAL                          $52,535    $(40,282)            $0        $12,253
                         -------------    --------    -----------   ------------

In connection with the Company's acquisition of ITK, the Company formulated a plan of reorganization and accordingly, recognized a $3,484,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of the original estimated liability included $1,844,000 of termination payments associated with 10 employees the Company expected to eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expected to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expected to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England.

The Company vacated the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. During the third quarter of fiscal 1999, the Company reduced the restructuring accrual by $1,451,882 as management determined during the quarter that the number of positions to be terminated was 26 rather than 30 due to unanticipated employee turnover and other changes in management of the Company during fiscal 1999. In addition, during the third quarter of 1999, the Company and the lessor of the Newbury facility reached a final, negotiated settlement which significantly reduced the Company's remaining contractual rent obligation. Adjustments to the restructuring accrual were reflected as a reduction in the restructuring accrual and a corresponding decrease in goodwill. Restructuring activities were completed as of June 1999. A summary of payments, adjustments, and the remaining costs accrued as of December 31, 1999 is included in the table below.

                          Balance at                   Change in     Balance at
                         September 30,                  Estimate    December 31,
   Description               1999         Payments    Adjustments       1999
-----------------        -------------    --------    -----------   ------------
Severance and
termination costs              $22,869     $(5,217)            $0        $17,652
Facility closures               35,397      (1,928)             0         33,469
                         -------------    --------    -----------   ------------
TOTAL                          $58,266     $(7,145)            $0        $51,121
                         -------------    --------    -----------   ------------

In connection with the Company's acquisition of CDC, the Company formulated a plan of reorganization and accordingly recognized a $750,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability included $675,000 of termination payments, associated with 22 employees the Company expected to eliminate when it closed the Champaign, Illinois facility in January 1999 and $75,000 related to facility closure costs the Company expected to incur following closure and sale of the Champaign, Illinois facility.

During the third quarter of fiscal 1999, the Company reduced the restructuring accrual by $222,513 due to management's decision during the quarter to reduce the number of employees to be terminated from 22 to 20 due to unanticipated employee turnover and other changes in management. In addition, during the third quarter, management determined that it would not incur significant additional closure costs from the sale of the Champaign, Illinois facility. Adjustments to the restructuring accrual were reflected as a reduction in the restructuring accrual and a corresponding decrease in goodwill. Restructuring activities were completed as of June 1999. A summary of payments, adjustments, and the remaining costs accrued as of December 31, 1999 is included in the table below.

                          Balance at                   Change in     Balance at
                         September 30,                  Estimate    December 31,
   Description               1999         Payments    Adjustments       1999
-----------------        -------------    --------    -----------   ------------
Severance and
termination costs              $85,321    $(81,533)            $0         $3,788
                         -------------    --------    -----------   ------------
TOTAL                          $85,321    $(81,533)            $0         $3,788
                         -------------    --------    -----------   ------------


3.   INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 1999 and September 30, 1999 consisted of the following:

                   December 31, 1999   September 30, 1999
                  ------------------   ------------------
Raw materials     $       12,418,826   $       12,948,286
Work in process            2,495,761            2,162,626
Finished goods             7,373,645            7,335,755
                  ------------------   ------------------
                  $       22,288,232   $       22,446,667
                  ==================   ==================


4.   COMPREHENSIVE INCOME

The components of total comprehensive income are shown below. Comprehensive income includes net income and foreign currency translation adjustments that are charged or credited to stockholders' equity.

Comprehensive income for the three months ended December 31, 1999 and 1998 was as follows:

                                Three months ended
                                    December 31
                            ----------------------------
                                1999            1998
                            ------------    ------------
Net  income                 $  1,017,511    $    474,545
Foreign currency
  translation adjustments     (1,041,563)        481,086
                            ------------    ------------

Comprehensive
  (loss) income             $    (24,052)   $    955,631
                            ============    ============

5.   NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average of common shares outstanding during the period. Net income per share, assuming dilution, is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of dilutive earnings per share excludes 534,091 equivalent shares of the Company for the three months ended December 31, 1999, attributable to the common stock options issued by the Company because their effect was anti-dilutive. Shares used in the computations for the three months ended December 31, 1999 and 1998 are as follows:

                                                         1999         1998
                                                      ----------   ----------
Weighted average shares used in basic computation     14,967,793   14,572,022
Common stock equivalents - stock options                 369,995      129,497
                                                      ----------   ----------
Weighted average shares used in diluted computation   15,337,788   14,701,519
                                                      ==========   ==========


6.   LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Condensed Consolidated Financial Statements.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of December 31, 1999, and the related condensed consolidated statements of operations for the three month periods ended December 31, 1999, and 1998, and cash flows for the three month periods ended December 31, 1999, and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated December 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
January 18, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

                                     Three months              %
                                        ended              Increase
                                     December 31          (decrease)
                               -----------------------    ----------
                                  1999         1998
                               ----------   ----------
Net sales                           100.0        100.0         (21.9)%
Cost of sales                        44.8         48.5         (27.9)
                               ----------   ----------    ----------
Gross margin                         55.2         51.5         (16.3)
                               ----------   ----------    ----------
Operating expenses:
  Sales and marketing                19.9         23.3         (33.2)
  Research and development           16.2         12.6           0.3
  General and administrative         15.4         12.4          (3.5)
                               ----------   ----------    ----------
Total operating expenses             51.5         48.3         (16.8)
                               ----------   ----------    ----------
Operating income                      3.7          3.2          (8.1)
Other income, net                     1.2         (0.4)           --
                               ----------   ----------    ----------
Income before income taxes            4.9          2.8          38.2
Provision for income taxes            2.4          1.8          (0.3)
                               ----------   ----------    ----------
Net income                            2.5          1.0         114.4%
                               ==========   ==========    ==========


NET SALES

Net sales for the three months ended December 31, 1999, were lower than net sales for the corresponding three months ended December 31, 1998, by $11.3 million or 21.9%. Net sales of the products added in connection with the July 1998 acquisitions of ITK and CDC generated revenues of $7.0 million for the three months ended December 31, 1999 versus $13.7 million in the year ago period. The Company also experienced a decline in sales of its legacy asynchronous products in the quarter ended December 31, 1999, resulting in reduced revenues of $5.0 million and a decrease in demand for the Company's physical layer products resulting in reduced revenues of $3.2 million versus the comparable quarter in 1998. Net sales of the Company's new digital RAS products were $4.8 million during the three month period ended December 31, 1999 as compared to $1.2 million in the comparable year ago period.

During the quarter ended December 31, 1999, the Company experienced a reduction in net sales due to a change in purchasing patterns of customers related to concerns of the effects of the Year 2000. This trend may continue into the Company's second quarter ending March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following table sets forth revenue by principal product group expressed as a percentage of net sales:

                     Three months
                   Ended December 31
                 ---------------------
                   1999         1998
                 --------     --------
Server Based         93.7%        88.9%
Physical Layer        6.3%        11.1%
                 --------     --------
Total               100.0%       100.0%


GROSS MARGIN

Gross margin for the three months ended December 31, 1999 was 55.2% compared to 51.5% for the three months ended December 31, 1998. Such increase was principally due to favorable product mix, resulting in increased sales of higher-margin server-based communication products. ITK products were sold at improved margins as compared to the year ago period as certain lower margin ITK products were discontinued during the second quarter of fiscal 1999.


OPERATING EXPENSES

Operating expenses for the three months ended December 31, 1999, decreased $4.2 million or 16.8% as compared to operating expenses for the three months ended December 31, 1998. Such decline was due to reductions in workforce, decreased marketing costs and other costs savings achieved through the closing of certain German sales offices and other restructuring activities.

Sales and Marketing expenses for the three months ended December 31, 1999 were $8.0 million or 19.9% of net sales compared to $12.0 million or 23.3% of net sales for the year ago period. The expense decrease of 33.2% is primarily due to restructuring activities that took place during fiscal 1999 as described in Note 2 to the condensed consolidated financial statements.

Research and Development expenses were $6.5 million, or 16.2% of net sales, compared with $6.5 million, or 12.6% of net sales, for the three months ended December 31, 1999 and 1998, respectively. The Company continued to invest in research and development activities relating to its digital RAS and VoIP products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

General and Administrative expenses were $6.2 million, or 15.4% of net sales compared to $6.4 million, or 12.5% of net sales, for the three months ended December 31, 1999 and 1998, respectively. The decrease is primarily due to integrating CDC administrative functions into the Company's headquarters as of January 1, 1999.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

During July, 1998 the Company acquired ITK and CDC. These transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the net assets acquired based on their estimated fair market values at the date of acquisitions.

The portion of the purchase price allocated to purchased in-process technology was related to research projects for which technological feasibility had not been established, Internet Protocol (VoIP) technology ($11.3 million) and Universal Serial Bus (USB) technology ($4.8 million).

The Company is continuing development of the acquired in-process VoIP technology and, as of December 31, 1999, believes that its development efforts are behind the product release schedule referred to in the Company's 1999 Annual Report on Form 10-K. These development delays could result in greater research and development costs than originally anticipated and could result in delays in future product releases. As of December 31, 1999, the Company has not concluded that such additional costs or product delays will occur. However, these expectations are subject to change, given the uncertainties of the development process and changes in market expectations.

The Company has developed the acquired in-process USB research and development and has developed and released USB products, with initial product revenues generated during November 1998. Since acquisition, total revenues through December 31, 1999 from the first release of certain USB products are approximately $411,000 of which $145,000 was from the quarter ended December 31, 1999. Actual total USB revenues are below original projections due to delays in the release and marketing of certain USB products. The Company has not concluded on the impact, if any, that these delays will have on the original revenue projections relating to the USB products. However, these expectations are subject to change, given changes in market expectations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other income of $462,000 for the three months ended December 31, 1999 consisted of $842,000 of interest income on short term marketable securities, $534,000 of interest expense on lines of credit and long term debt, $200,000 of gain resulting from a settlement of a dispute with a vendor, and $46,000 of miscellaneous other expenses. Other expense for the three month period ended December 31, 1998 consisted principally of interest related to the debt assumed in the acquisition of ITK.


INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 48% for the three months ended December 31, 1999. This effective tax rate exceeds the U.S. statutory income tax rate primarily due to the additional $10.0 million of annual amortization expense related to the Company's acquisitions of ITK and CDC which is not deductible for income tax reporting purposes.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. The Company's working capital increased from $59.9 million at September 30, 1999, to $63.5 million at December 31, 1999.

Net cash provided by operating activities was $4.3 million for the three months ended December 31, 1999, compared to a net use of cash of $699,500 for the three months ended December 31, 1998.

Net cash used in investing activities for the three months ended December 31, 1999, consisted of net purchases of marketable securities of $12.1 million and $671,000 of purchases of equipment and other capital improvements. For the three months ended December 31, 1998, $1.5 million was used for the purchase of equipment and capital improvements.

Net cash used for financing activities for the three months ended December 31, 1999, consisted primarily of cash received from the exercise of employee stock options and employee stock purchase plan transactions. For the three months ended December 31, 1998 net cash used for financing activities consisted of $4.5 million of payments on line of credit and debt obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for additional debt and/or equity financing will be sufficient to fund current and future capital requirements.


FOREIGN CURRENCY

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the "Euro." All invoicing activity within the European Union is required to be transacted in Euros, effective January 1, 2002. This action will cause some of the Company's European transactions to be negotiated, invoiced, and paid in Euros. Additional currency risk may exist when sales from the United States into the European Union are transacted in Euros rather than US dollars. Such costs and risks are not quantifiable at this time.

For the three months ended December 31 1999, the Company had approximately $14.8 million of net sales related to foreign customers, of which $11.4 million were denominated in U.S. dollars and $3.4 million were denominated in Deutschemarks.

In future periods, a significant portion of sales will be made in Deutschemarks until full integration of the Euro is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.


YEAR 2000 ISSUES

The Company experienced no adverse systems or product performance effects of the Year 2000 issue and, therefore, the Company's business, operating results, or financial position were not impacted negatively. The Company has analyzed its financial systems, products, and procurement process and believes that no material adverse effects of the Year 2000 issue will impact future results of operations other than as described in the Net Sales section of the Management's Discussion and Analysis, Consolidated Results of Operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

INFLATION

Management believes inflation has not had a material effect on the Company's operations or on its financial position.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "intend," "estimate," "target," "may," "will," "plan," "project," "should," "continue," or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material exposure to market risk from market risk sensitive financial instruments other than the currency risk associated with certain transactions being denominated in Deutschemarks.

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

In a decision issued on May 22, 1998, the Court dismissed without leave to replead all claims asserted in both cases, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. The Court also limited the claims asserted in the Louisiana Amended Complaint to the 11,000 shares of the Company's stock held subsequent to November 14, 1996, for which the Louisiana Amended Complaint claims damages of $184,276.40 and seeks an award of attorneys' fees, disbursements and costs. The Consolidated Amended Complaint seeks compensatory damages of approximately $43.1 million, plus interest, against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs. The claims in the two actions remain pending against the Company and its former officers Ervin F. Kamm, Jr. and Gerald A. Wall.

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

The Company and its former officers served motions for summary judgment in all actions on November 19, 1999. Briefing on the motions was completed on February 4, 2000, and a hearing is scheduled to be held before the Court on April 28, 2000.

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

None


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No.       Description

    3(a)          Restated Certificate of Incorporation of the Registrant, as
                  Amended (1)

    3(b)          Amended and Restated By-Laws of the Registrant (2)

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

    15            Letter Re: Unaudited Interim Financial Information

    27            Financial Data Schedule

(b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarterly period ended December 31, 1999.

------------------------------------
(1) Incorporated by reference to the corresponding exhibit number to the Company's Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2) Incorporated by reference to the corresponding exhibit number to the Company's Registration Statement on Form S-1 (File No. 33-42384)

(3) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4) Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DIGI INTERNATIONAL INC.


Date:  February 11, 2000                 By: /s/ S. Krishnan
                                            ------------------------------------
                                         S. Krishnan
                                         Chief Financial Officer
                                         (duly authorized officer and
                                         Principal Financial Officer)