Form 10-Q
period 2000-03-31
DIGI INTERNATIONAL INC
filed 2000-05-15
CIK 854775

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2000.

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

                              11001 Bren Road East
                           Minnetonka, Minnesota 55343
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (612) 912-3444
                    -------------------------------------
              (Registrant's telephone number, including area code)


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

On May 1, 2000, there were 15,092,695 shares of the registrant's $.01 par value Common Stock outstanding.

================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                                                    Page
                                                                                                 ----
         Condensed Consolidated Statement of Operations for
         the three months and six months ended
         March 31, 2000 and 1999................................................................  3

         Condensed Consolidated Balance Sheet as of
         March 31, 2000 and September 30, 1999..................................................  4

         Condensed Consolidated Statement of Cash Flows for
         the six months ended March 31, 2000 and 1999...........................................  5

         Notes to Condensed Consolidated Financial
         Statements.............................................................................  6

         Report of Independent Accountants...................................................... 11

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition.......................................... 12

         Forward-looking Statements............................................................. 17

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk............................. 18


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................................... 19

ITEM 2.  Changes in Securities.................................................................. 20

ITEM 3.  Defaults Upon Senior Securities........................................................ 20

ITEM 4.  Submission of Matters to a Vote of Securities Holders.................................. 20

ITEM 5.  Other Information...................................................................... 20

ITEM 6.  Exhibits and Reports on Form 8-K....................................................... 21

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                       Three months ended March 31          Six months ended March 31
                                                      ------------------------------      ------------------------------
                                                          2000              1999              2000             1999
                                                      ------------      ------------      ------------      ------------
Net sales                                             $ 25,799,765      $ 42,631,488      $ 65,939,970      $ 94,026,510
Cost of sales                                           13,526,558        24,153,615        31,491,787        49,057,929
                                                      ------------      ------------      ------------      ------------
Gross margin                                            12,273,207        18,477,873        34,448,183        44,968,581
Operating expenses:
     Sales and marketing                                 7,928,430        10,972,993        15,923,418        22,947,075
     Research and development                            5,976,235         5,887,729        12,470,359        12,363,946
     General and administrative                          4,864,484         6,770,104        11,055,425        13,184,589
     Impairment loss                                    18,068,249                 -        18,068,249                 -
     Restructuring                                        (138,467)        1,452,909          (138,467)        1,452,909
                                                      ------------      ------------      ------------      ------------
          Total operating expenses                      36,698,931        25,083,735        57,378,984        49,948,519
                                                      ------------      ------------      ------------      ------------

Operating loss                                         (24,425,724)       (6,605,862)      (22,930,801)       (4,979,938)

Other income (expense)                                   8,688,720           (35,517)        9,150,545          (245,302)
                                                      ------------      ------------      ------------      ------------

Loss before income taxes                               (15,737,004)       (6,641,379)      (13,780,256)       (5,225,240)
Income tax benefit                                      (2,455,067)       (4,390,253)       (1,515,827)       (3,448,658)
                                                      ------------      ------------      ------------      ------------
Net loss                                              $(13,281,937)     $ (2,251,126)     $(12,264,429)     $ (1,776,582)
                                                      ============      ============      ============      ============

Net loss per common share, basic and diluted          $      (0.88)     $      (0.15)     $      (0.82)     $      (0.12)
                                                      ============      ============      ============      ============

Weighted average common shares, basic and diluted       15,062,575        14,590,771        15,015,184        14,581,396
                                                      ============      ============      ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                             March 31           September 30
                                                               2000                 1999
                                                          ----------------     ---------------
ASSETS                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                   $  20,632,785      $  20,963,607
  Marketable securities                                          27,678,595         13,714,422
  Accounts receivable, net                                       20,928,993         33,955,669
  Inventories, net                                               24,886,269         22,446,667
  Other                                                           5,236,993          5,394,346
                                                              -------------      -------------
    Total current assets                                         99,363,635         96,474,711

Property, equipment and improvements, net                        28,463,348         30,242,877
Intangible assets, net                                           24,482,279         47,804,611
Other                                                             3,852,190          1,807,829
                                                              -------------      -------------
    Total assets                                              $ 156,161,452      $ 176,330,028
                                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit agreements                  $   4,377,108      $   4,759,095
  Current portion of long-term debt                                 336,500            330,028
  Accounts payable                                                9,428,108         10,779,998
  Income taxes payable                                            5,860,498          5,274,181
  Accrued expenses:
    Advertising                                                   1,564,376          2,461,437
    Compensation                                                  3,650,780          6,078,230
    Other                                                         7,428,984          6,357,348
  Restructuring                                                      11,883            488,298
                                                              -------------      -------------
     Total current liabilities                                   32,658,237         36,528,615

Long-term debt                                                    8,138,539          9,205,918
Net deferred income taxes                                                 -          3,431,133
                                                              -------------      -------------
   Total liabilities                                             40,796,776         49,165,666

Commitments and contingency

Stockholders' equity:
  Preferred stock, $.01 par value:  2,000,000 shares
   authorized; none outstanding
  Common stock, $.01 par value:  60,000,000 shares
   authorized; 16,309,933 and 16,192,997 issued                     163,099            161,930
  Additional paid-in capital                                     72,246,717         71,460,612
  Retained earnings                                              65,970,111         78,234,541
  Cumulative foreign currency translation adjustment             (2,109,859)        (1,027,533)
                                                              -------------      -------------
                                                                136,270,068        148,829,550
  Unearned stock compensation                                      (193,240)          (339,686)
  Treasury stock, at cost, 1,235,989 and 1,271,612 shares       (20,712,152)       (21,325,502)
                                                              -------------      -------------

    Total stockholders' equity                                  115,364,676        127,164,362
                                                              -------------      -------------

    Total liabilities and stockholders' equity                $ 156,161,452      $ 176,330,028
                                                              =============      =============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                                        2000              1999
                                                                    ------------      ------------
Operating activities:

  Net loss                                                          $(12,264,429)     $ (1,776,582)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Asset impairment                                                  18,068,249                 -
    Restructuring                                                       (138,467)        1,172,672
    Depreciation and amortization                                      7,679,559         8,886,709
    Provision for losses on accounts receivable                          326,462           285,000
    Provision for inventory obsolescence                               1,292,899         2,895,399
    Loss (gain) on sale of fixed assets                                    7,879            (5,227)
    Stock compensation                                                    94,164           459,023
    Changes in operating assets and liabilities                         (423,991)       (2,043,917)
                                                                    ------------      ------------
      Total adjustments                                               26,906,754        11,649,659
                                                                    ------------      ------------
      Net cash provided by operating activities                       14,642,325         9,873,077
                                                                    ------------      ------------

Investing activities:
  Purchase of short-term investments, net                            (13,964,173)                -
  Purchase of property, equipment, intangibles and improvements       (1,570,960)       (3,052,230)
  Proceeds from the sale of fixed assets                                       -           857,622
                                                                    ------------      ------------
      Net cash used in investing activities                          (15,535,133)       (2,194,608)
                                                                    ------------      ------------

Financing activities:
  Principal payments on borrowings                                       (54,501)       (5,979,904)
  Purchase of treasury stock                                                   -          (815,000)
  Stock benefit plan transactions                                      1,213,101           712,728
                                                                    ------------      ------------
      Net cash provided by (used in) financing activities              1,158,600        (6,082,176)
                                                                    ------------      ------------

Effect of exchange rate changes on cash and cash equivalents            (596,614)         (691,513)
                                                                    ------------      ------------
Net (decrease) increase in cash and cash equivalents                    (330,822)          904,780
Cash and cash equivalents, beginning of period                        20,963,607        10,355,368
                                                                    ------------      ------------
Cash and cash equivalents, end of period                            $ 20,632,785      $ 11,260,148
                                                                    ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1999 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of March 31, 2000, and for the three months and six months ended March 31, 2000 and 1999, reflect, in the opinion of management, all adjustments (which, other than the second quarter 2000 impairment loss as described in Note 2, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.


2.  IMPAIRMENT LOSS

In March 2000, the Company recorded a charge of $18.1 million reflecting the write-down of the carrying value of all of the intangible assets associated with the NetBlazer technology and some of the goodwill acquired in the Company's July 1998 purchase of ITK. The write-down resulted from the Company's March 2000 decision to discontinue development of the NetBlazer technology when the key technical members of the NetBlazer technology team elected to leave the Company and the Company concluded that it would not be able to successfully develop a competitive product from the technology. Accordingly, the Company determined that future undiscounted cash flows from the acquired ITK assets would be substantially reduced and, therefore, the carrying value of the acquired ITK assets would be impaired.

The Company utilized a discounted cash flows valuation method as described in Statement of Financial Accounting Standards Board No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to measure the adjustment to the carrying value of the acquired ITK long-lived assets.

The write-down of the carrying value of the long-lived assets consisted of the following:


              ------------------------------------------------------------------

                                                                 Impairment
                             Description                            Loss
              ------------------------------------------------------------------
              Current Technology                                 $10,491,837
              Assembled Workforce                                    252,646
              Goodwill                                             7,323,766
                                                                 -----------
              TOTAL                                              $18,068,249
                                                                 -----------

3.  RESTRUCTURING

In March 1999, the Company's Board of Directors approved a restructuring plan related to the reorganization of sales and marketing functions in Germany, England and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The original related charge of $1,452,909 ($581,164 net of tax benefits) consisted of $151,038 of existing commitments for rent on facilities vacated by the Company in Hamburg, Nurnberg, and Frankfurt, Germany and $1,301,871 of termination payments associated with the elimination of 44 positions in Dortmund, Germany; Bagshot, England; Sunnyvale, California; and Minneapolis, Minnesota.

As of December 31, 1999, the Company had paid $906,299 of termination costs relating to the elimination of 33 positions. Restructuring activities were completed as of December 1999. During the second quarter of fiscal 2000, the final severance and termination expenses were paid, and the Company adjusted the remaining restructuring accrual to zero. Adjustments to the restructuring accrual were reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. A summary of payments and adjustments as of March 31, 2000 is included in the table below.


----------------------------------------------------------------------------------------------------------------
                                            Balance at                         Change in         Balance at
                                           September 30,                       Estimate          March 31,
            Description                         1999          Payments        Adjustments           2000
----------------------------------------------------------------------------------------------------------------
Severance and termination costs                  $271,704    $(146,767)        $(124,937)                    $0
Rent commitments                                   20,472       (7,312)          (13,160)                     0
                                     ---------------------------------------------------------------------------
TOTAL                                            $292,176    $(154,079)        $(138,097)                    $0
                                     ---------------------------------------------------------------------------

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and England. The restructuring plan relates to the closure of existing leased facilities rendered redundant by the acquisition of ITK. The original charge of $1,020,000 ($647,000 net of tax benefits), consisted of $61,483 of noncancellable rent commitments the Company expected to incur following closure of the Cologne, Germany facility; $100,110 of contractual payment obligations for office furniture and other equipment the Company expected to incur following the closure of the Cologne, Germany facility; $202,039 related to the write-off of leasehold improvements in connection with the closure of the Cologne, Germany facility; and $656,368 of termination payments associated with the elimination of six positions in Cologne, Germany and Bagshot, England.

The Company closed the Cologne facility in December 1998. Restructuring activities were completed as of June 1999. Adjustments to the restructuring accrual were reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The accrual balance represents remaining commitments on the Cologne, Germany facility. A summary of payments, adjustments, and the remaining costs accrued as of March 31, 2000 is included in the table below.


----------------------------------------------------------------------------------------------------------------
                                         Balance at                              Change in         Balance at
                                        September 30,                             Estimate          March 31,
           Description                     1999               Payments          Adjustments            2000
----------------------------------------------------------------------------------------------------------------
Rent commitments                            $15,209         $(12,636)              $(370)                $2,203
Write-off of leasehold
improvements                                 37,326          (27,646)                  0                  9,680
                                   ------------------------------------------------------------------------------
TOTAL                                       $52,535         $(40,282)              $(370)               $11,883
                                   ------------------------------------------------------------------------------

In connection with the Company's acquisition of ITK, the Company formulated a plan of reorganization and, accordingly, recognized a $3,484,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of the original estimated liability included $1,844,000 of termination payments associated with 10 employees the Company expected to eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expected to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expected to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England.

The Company vacated the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. Restructuring activities were completed as of June 1999. Adjustments to the restructuring accrual were reflected as changes to the restructuring accrual with corresponding offsets to goodwill. During the second quarter of fiscal 2000, the final severance, termination and facility closure costs were paid. A summary of payments and adjustments as of March 31, 2000 is included in the table below.


----------------------------------------------------------------------------------------------------------------
                                         Balance at                              Change in         Balance at
                                        September 30,                             Estimate          March 31,
           Description                     1999               Payments          Adjustments            2000
----------------------------------------------------------------------------------------------------------------

Severance and termination
costs                                     $22,869             $(5,217)           $(17,652)                    $0
Facility closures                          35,397              (1,928)            (33,469)                     0
                                   ------------------------------------------------------------------------------

TOTAL                                     $58,266             $(7,145)           $(51,121)                    $0
                                   ------------------------------------------------------------------------------

In connection with the Company's acquisition of CDC, the Company formulated a plan of reorganization and, accordingly, recognized a $750,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability included $675,000 of termination payments, associated with 22 employees the Company expected to eliminate when it closed the Champaign, Illinois facility in January 1999 and $75,000 related to facility closure costs the Company expected to incur following closure and sale of the Champaign, Illinois facility.

Restructuring activities were completed as of June 1999. During the second quarter of fiscal 2000, the Company paid the final severance costs of $7,128 associated with this restructuring and the accrual was adjusted to zero. Adjustments to the restructuring accrual were reflected as changes to the restructuring accrual with corresponding offsets to goodwill. A summary of payments and adjustments as of March 31, 2000 is included in the table below.



----------------------------------------------------------------------------------------------------------------
                                         Balance at                              Change in         Balance at
                                        September 30,                             Estimate          March 31,
           Description                     1999               Payments          Adjustments            2000
----------------------------------------------------------------------------------------------------------------

Severance and termination
costs                                     $85,321            $(88,661)              $3,340                    $0
                                   ------------------------------------------------------------------------------
TOTAL                                     $85,321            $(88,661)              $3,340                    $0
                                   ------------------------------------------------------------------------------


4.   INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 2000 and September 30, 1999 consisted of the following:


                                                   March 31, 2000              September 30, 1999
                                                   --------------              ------------------
         Raw materials                             $13,072,065                     $12,948,286
         Work in process                             2,691,246                       2,162,626
         Finished goods                              9,122,958                       7,335,755
                                                 -------------                   -------------
                                                   $24,886,269                     $22,446,667
                                                   ===========                     ===========


5.   COMPREHENSIVE LOSS

The components of total comprehensive loss are shown below. Comprehensive loss includes net loss and foreign currency translation adjustments that are charged or credited to stockholders' equity.

Comprehensive loss for the three months and six months ended March 31, 2000 and 1999 was as follows:


                                          Three months ended                        Six months ended
                                               March 31                                 March 31
                                     ------------------------------          ------------------------------
                                         2000              1999                  2000              1999
                                     ------------      ------------          ------------      ------------

Net loss                             $(13,281,937)     $ (2,251,126)         $(12,264,429)     $ (1,776,582)
Foreign currency
  translation adjustments                 (40,763)           72,409            (1,082,326)          553,495
                                     ------------      ------------          ------------      ------------

Comprehensive
  loss                               $(13,322,700)     $ (2,178,717)         $(13,346,755)     $ (1,223,087)
                                     ============      ============          ============      ============


6.   NET LOSS PER SHARE

Basic net loss per share is calculated by dividing net loss by the weighted average of common shares outstanding during the period. Net loss per share, assuming dilution, is calculated by dividing net loss by the weighted average number of common and common equivalent shares outstanding during each period. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of diluted loss per share for the three months and six months ended March 31, 2000 and 1999 excluded such equivalent shares because their effect would be antidilutive. These equivalent shares were 1,155,230 and 767,273 for the three and six month periods ended March 31, 2000, and 268,311 and 276,223 for the three and six month periods ended March 31, 1999. Shares used in the computations for the three months and six months ended March 31, 2000 and 1999 are as follows:

                                          Three months ended                        Six months ended
                                               March 31                                 March 31
                                     ------------------------------          ------------------------------
                                         2000              1999                  2000              1999
                                     ------------      ------------          ------------      ------------

Weighted average shares,
 basic and diluted                   15,062,575         14,590,771            15,015,184        14,581,396


7.   RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB No. 101A, are effective for the quarter ended December 31, 2000. The Company has analyzed the effect of the guidance outlined in SAB Nos. 101 and 101A, and does not believe that it will impact the Company's revenue recognition practices or consolidated financial statements.


8.   LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Condensed Consolidated Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and its subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations for each of the three month and six month periods ended March 31, 2000 and 1999 and the condensed consolidated statement of cash flows for the six month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated December 15, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                              /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
April 17, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:



                                       Three months            %             Six months              %
                                           ended           Increase            ended             Increase
                                         March 31         (decrease)           March 31         (decrease)
                                     ----------------    -----------     -----------------      ----------
                                     2000        1999                     2000        1999
                                     ----        ----                     ----        ----
Net sales                           100.0       100.0       (39.5)%      100.0       100.0        (29.9)%
Cost of sales                        52.4        56.7       (44.0)        47.8        52.2        (35.8)
                                   ------      ------      ------       ------      ------      -------
Gross margin                         47.6        43.3       (33.6)        52.2        47.8        (23.4)
                                   ------      ------      ------       ------      ------      -------
Operating expenses:
  Sales and marketing                30.7        25.7       (27.7)        24.1        24.4        (30.6)
  Research and development           23.2        13.8         1.5         18.9        13.1          0.9
  General and administrative         18.9        15.9       (28.1)        16.8        14.0        (16.1)
  Impairment loss                    70.0         -           -           27.4         -            -
  Restructuring                      (0.5)        3.4       109.5         (0.2)        1.5        109.5
                                   ------      ------      ------       ------      ------      -------
Total operating expenses            142.3        58.8        46.3         87.0        53.1         14.9
                                   ------      ------      ------       ------      ------      -------
Operating loss                      (94.7)      (15.5)     (269.8)       (34.8)       (5.3)      (360.5)
Other income (expense)               33.7        (0.1)        -           13.9        (0.3)     3,830.3
                                   ------      ------                   ------      ------      -------
Loss before income taxes            (61.0)      (15.6)     (137.0)       (20.9)       (5.6)      (163.7)
Income tax benefit                   (9.5)      (10.3)      (44.1)        (2.3)       (3.7)       (56.0)
                                   ------      ------      ------       ------      ------      -------
Net loss                            (51.5)       (5.3)     (490.0)%      (18.6)       (1.9)      (590.3)%
                                   ======      ======      ======       ======      ======      =======


NET SALES

Net sales for the three months ended March 31, 2000, were lower than net sales for the corresponding three months ended March 31, 1999, by $16.8 million or 39.5%; net sales for the six months ended March 31, 2000 were lower than net sales for the corresponding six months ended March 31, 1999, by $28.1 million or 29.9%. Net sales of the products added in connection with the July 1998 acquisitions of ITK and CDC generated revenues of $6.4 million and $13.4 million for the three months and six months ended March 31, 2000, respectively, versus $9.6 million and $23.3 million in the comparable periods of 1999. The Company also experienced a decline in sales of its legacy asynchronous products in the three and six month periods ended March 31, 2000, resulting in reduced revenues of $14.8 million and $19.8 million, respectively. A decrease in demand for the Company's physical layer products resulted in reduced revenues of $0.5 million and $3.7 million for the three and six months ended March 31, 2000, versus the comparable periods in 1999. Net sales of the Company's new digital RAS products were $2.6 million and $7.4 million during the three and six month periods ended March 31, 2000, as compared to $0.8 million and $2.0 million in the comparable year ago periods.

The Company's reduction in net sales during both the three and six month periods ending March 31, 2000, is attributed to an industry-wide slowdown in purchasing patterns as a result of concerns relating to the Year 2000 changeover, as well as an apparent erosion of the asynchronous serial port market. Management believes that the sales slowdown due to Year 2000 concerns will not be a material factor in the future. The Company has begun an initiative to focus its investment in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


NET SALES (CONTINUED)


the growth markets of the heritage board product lines, specifically terminal server and USB, in an effort to mitigate the effect that the decline in the asynchronous products has had on net sales. In addition, the Company will also strategically focus on the fiber connectivity market in the MiLAN business and the convergence gateway markets in the wide area network arena. The Company believes that the new strategy of focus and execution in these emerging markets will drive future revenue growth.

The following table sets forth revenue by principal product group expressed as a percentage of net sales:


                                            Three months                                   Six months
                                           ended March 31                                ended March 31
                                           --------------                                --------------
                                     2000                    1999                   2000                 1999
                                     ----                    ----                   ----                 ----
Server Based                         88.3%                    91.6%                 91.6%                 90.2%
Physical Layer                       11.7%                     8.4%                  8.4%                  9.8%
                                   -------                  -------               -------               -------
Total                               100.0%                   100.0%                100.0%                100.0%


GROSS MARGIN

Gross margin for the three and six months ended March 31, 2000 was 47.6% and 52.2%, as compared to 43.3% and 47.8% for the three and six months ended March 31, 1999. For the three months ended March 31, 2000, gross margin as a percent of net sales exceeded the prior year percent, largely due to nonrecurring charges in the German location in March 1999 to write down obsolete inventories and to dispose of remaining Telebit modem products at discounted prices. For the six months ended March 31, 2000, gross margin was positively impacted by the increased proportion of sales from higher margin server-based communication products and decreased sales of lower margin physical layer LAN products.


OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2000 decreased $4.9 million (excluding the impairment charge of $18.1 million and the restructuring adjustment of $0.1 million recorded in the second quarter of fiscal 2000) or 20.6% as compared to operating expenses for the three months ended March 31, 1999 (excluding the second quarter of fiscal 1999 restructuring charge of $1.5 million). These expense decreases can be attributed to reductions in workforce, decreased marketing costs and other cost savings achieved through the closing of certain German sales offices and other restructuring activities. Variable operating costs, such as commissions, coop advertising, and other marketing expenses were also lower given the reduced revenues for the quarter.

Operating expenses for the six months ended March 31, 2000 decreased $9.0 million (excluding the impairment charge of $18.1 million and the restructuring adjustment of $0.1 million recorded in the second quarter of fiscal 2000) or 18.7% as compared

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


OPERATING EXPENSES (CONTINUED)

to operating expenses for the six months ended March 31, 1999 (excluding the second quarter of fiscal 1999 restructuring charge of $1.5 million). Expense decreases realized as a result of the restructuring plan enacted in 1999 accounted for approximately $2.2 million of the total decrease in operating expenses. Additional expense decreases at the Dortmund, Germany location were $2.3 million, a result of the reorganization in connection with the Company's acquisition of ITK. Savings in the U.S. were $4.5 million, primarily attributable to lower revenues and restructuring activities that took place during fiscal 1999 as described in Note 3 to the Condensed Consolidated Financial Statements.

Sales and marketing expenses for the three months and six months ended March 31, 2000, were $7.9 million and $15.9 million, versus $11.0 million and $22.9 million in the comparable periods a year ago. The decrease is due to various restructuring activities that took place during fiscal 1999. In addition, revenue related expenses, such as commissions and coop advertising, are lower than they were in fiscal 1999 due to the shortfall in sales in fiscal 2000 compared to the year ago period. Compensation costs have also been lower than 1999 due to unfilled sales and marketing positions. Management anticipates an increase in absolute dollars of these expenses as personnel are hired in the second half of fiscal 2000.

Research and development expenses were $6.0 million for the three months ended March 31, 2000, an increase of $0.1 million over the comparable period in the prior year. For the six months ended March 31, 2000, research and development expenses were $12.5 million, as compared to $12.4 million for the six months ended March 31, 1999. The Company continues to invest in developing new digital RAS products, as well as new product line extensions in the LAN market.

General and administrative expenses for the three months and six months ended March 31, 2000, were $4.9 million and $11.1 million, versus $6.8 million and $13.2 million in the comparable periods a year ago. Expenses declined in fiscal 2000 as a result of restructuring activities such as the integration of the CDC and Chelmsford administrative functions into the Company's corporate headquarters.


IMPAIRMENT LOSS

As indicated in Note 2 to the Condensed Consolidated Financial Statements, the Company recorded a charge of $18.1 million reflecting the write-down of the carrying value of all of the intangible assets associated with the NetBlazer technology and some of the goodwill acquired in the Company's July 1998 purchase of ITK. The write-down resulted from the Company's March 2000 decision to discontinue development of the NetBlazer technology when the key technical members of the NetBlazer technology team elected to leave the Company and the Company concluded that it would not be able to successfully develop a competitive product from the technology. Accordingly, the Company determined that future undiscounted cash flows from the acquired ITK assets would be substantially reduced and, therefore, the carrying value of the acquired ITK assets would be impaired. The Company utilized a discounted cash flows valuation method as described in Statement of Financial Accounting Standards Board No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to measure the adjustment to the carrying value of the acquired ITK long-lived assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

During July, 1998 the Company acquired ITK and CDC. These transactions were accounted for using the purchase method of accounting. The purchase prices were allocated to the net assets acquired based on their estimated fair market values at the date of the acquisitions.

The portion of the purchase price allocated to purchased in-process technology was related to research projects for which technological feasibility had not been established, including Voice-over Internet Protocol (VoIP) technology ($11.3 million) and Universal Serial Bus (USB) technology ($4.8 million).

See the IMPAIRMENT LOSS section of MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION for discussion related to the discontinuation of the NetBlazer product line, which utilized the acquired VoIP technology.

The Company has developed the acquired in-process USB research and development and has developed and released USB products, with initial product revenues generated during November 1998. Since acquisition, total revenues through March 31, 2000 from the first release of certain USB products are approximately $484,000 of which $73,000 was generated during the quarter ended March 31, 2000. Actual total USB revenues are below original projections due to delays in the release and marketing of certain USB products. The Company believes that these delays will not materially reduce expected revenues to be generated from USB products. However, these expectations are subject to change, depending upon changes in market conditions.


OTHER INCOME (EXPENSE)

Other income for the three months and six months ended March 31, 2000, was $8.7 million and $9.2 million. During the second fiscal quarter of 2000, the Company received an $8.0 million payment from Nx Networks, the company which acquired AetherWorks Corporation. This represents payment in full of a non-convertible note receivable from AetherWorks (assumed by Nx Networks), previously recorded by the Company as having no carrying value, due to significant uncertainty as to its collectability. Other income also includes interest earned on cash and cash equivalents, partially offset by interest expense on line of credit borrowings and long-term debt.

Other expense for the three months and six months ended March 31, 1999, was $0.04 million and $0.2 million, representing interest on the debt assumed in the acquisition of ITK, offset by earnings on cash and cash equivalents.


INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 11% for the six months ended March 31, 2000, compared to an estimated annual effective rate of 66% for the six months ended March 31, 1999. The lower estimate effective tax rate in 2000 is primarily due to the accounting treatment of deferred tax liabilities related to the ITK intangible asset impairment loss (see Note 2 to the Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. The Company's working capital increased from $59.9 million at September 30, 1999, to $66.7 million at March 31, 2000.

Net cash provided by operating activities for the six months ended March 31, 2000, was $14.6 million, compared to net cash provided by operations of $9.9 million for the six months ended March 31, 1999. The impairment loss incurred in the second fiscal quarter ended March 31, 2000, as discussed in Note 2 of the Condensed Consolidated Financial Statements, and other non-cash charges, reduced operating and net income, but did not affect the Company's cash flow.

Net cash used in investing activities for the six months ended March 31, 2000, consisted of net purchases of marketable securities of $14.0 million and $1.6 million was used for purchase of equipment and capital improvements. For the six months ended March 31, 1999, $3.1 million was used for purchases of equipment and capital improvements, and the Company received proceeds of $0.9 million from the sale of fixed assets.

Net cash provided by financing activities for the six month period ended March 31, 2000, was $1.2 million, mostly resulting from employee stock benefit plan transactions. For the six months ended March 31, 1999, $6.0 million in payments were made on line of credit and debt obligations. During the quarter ended March 31, 1999, the Company used $0.8 million of cash to purchase 105,000 shares of the Company's stock at an average price of $7.76 per share for use in the Company's benefit plans and the Company received $0.7 million from employee stock plan transactions.

The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for additional debt and/or equity financing will be sufficient to fund current and future capital requirements.


FOREIGN CURRENCY

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the "Euro." All invoicing activity within the European Union is required to be transacted in Euros, effective January 1, 2002. This action will cause some of the Company's European transactions to be negotiated, invoiced, and paid in Euros. Additional currency risk may exist when sales from the United States into the European Union are transacted in Euros rather than U.S. dollars. Such costs and risks are not quantifiable at this time.

For the three months and six months ended March 31, 2000, the Company had approximately $11.7 million and $26.4 million of net sales related to foreign customers, respectively. For the three month period ended March 31, 2000, $10.3 million was denominated in U.S. dollars and $1.4 million was denominated in Deutschemarks. For the six month period ended March 31, 2000, $23.2 million was denominated in U.S. dollars and $3.2 million was denominated in Deutschemarks. In future periods, a significant portion of sales will be made in Deutschemarks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

FOREIGN CURRENCY (CONTINUED)

until full integration of the Euro is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.


YEAR 2000 ISSUES

The Company experienced no adverse systems effects of the Year 2000 issue. However, the Company has experienced some adverse operational effects from the Year 2000 issue as a result of the industry wide slowdown in sales, as discussed in the Net Sales section of Management's Discussion and Analysis, Consolidated Results of Operations. While the Company has not been able to quantify the effects of the Year 2000 sales impact versus other market factors, management believes that there will be no further material adverse effects on sales from the Year 2000 issue.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)


RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB No. 101A, are effective for the quarter ended December 31, 2000. The Company has analyzed the effect of the guidance outlined in SAB Nos. 101 and 101A , and does not believe that it will impact the Company's revenue recognition practices or financial statements.


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

In a decision issued on May 22, 1998, the Court dismissed without leave to replead all claims asserted in both cases, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. The Court also limited the claims asserted in the Louisiana Amended Complaint to the 11,000 shares of the Company's stock held subsequent to November 14, 1996, for which the Louisiana Amended Complaint claims damages of $184,276.40 and seeks an award of attorneys' fees, disbursements and costs. The Consolidated Amended Complaint seeks compensatory damages of approximately $43.1 million, plus interest, against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs. The claims in the two actions remain pending against the Company and its former officers Ervin F. Kamm, Jr. and Gerald A. Wall. Discovery in all of the actions has been completed.

The 21 lead plaintiffs have moved for class certification with respect to the claims asserted in the Consolidated Amended Complaint. The Company and its former officers have opposed the motion and have also filed a motion to remove the lead plaintiffs for failure to conduct themselves properly as lead plaintiffs. Both the class certification motion and the motion to remove the lead plaintiffs are scheduled to be heard by the Court on June 8, 2000.

The Company and its former officers served motions for summary judgment in all actions on November 19, 1999. A hearing on the motions was held before the Court on April 28, 2000, at which time the motions were taken under advisement by the Court.

The ultimate outcomes of these actions cannot be determined at this time, and no potential assessment of their effect, if any, on the Company's financial position, liquidity or future operations can be made.

ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on January 26, 2000, the stockholders voted on the following:

(a) Proposal to elect one director, Joseph T. Dunsmore, to a two-year term and to elect two directors, Kenneth E. Millard and David Stanley, for three-year terms. Mr. Dunsmore was elected on a vote of 13,716,218 in favor, with 103,365 shares withholding authority to vote. Mr. Millard was elected on a vote of 13,711,341 in favor, with 108,242 shares withholding authority to vote. Mr. Stanley was elected on a vote of 13,667,876 in favor, with 151,707 shares withholding authority to vote. There were no broker non-votes.


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

     15           Letter Re: Unaudited Interim Financial Information

     27           Financial Data Schedule

(b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarterly period ended March 31, 2000.

------------------------------------------------
(1) Incorporated by reference to the corresponding exhibit number to the Company's Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

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


                             DIGI INTERNATIONAL INC.


Date: May 15, 2000           By:
                                --------------------------------
                                   S. Krishnan
                                   Chief Financial Officer
                                   (duly authorized officer and
                                   Principal Financial Officer)