Form 10-Q
period 2000-06-30
DIGI INTERNATIONAL INC
filed 2000-08-11
CIK 854775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2000.

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

On August 9, 2000, there were 15,123,518 shares of the registrant's $.01 par value Common Stock outstanding.

                                      INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements                                                                        Page


              Condensed Consolidated Statement of Operations for
              the three months and nine months ended
              June 30, 2000 and 1999.................................................................       3


              Condensed Consolidated Balance Sheet as of
              June 30, 2000 and September 30, 1999...................................................       4


              Condensed Consolidated Statement of Cash Flows for
              the nine months ended June 30, 2000 and 1999...........................................       5


              Notes to Condensed Consolidated Financial
              Statements.............................................................................       6


              Review Report of Independent Accountants...............................................      11


ITEM 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition..........................................      12


              Forward-looking Statements.............................................................      18


ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk.............................      18



PART II.      OTHER INFORMATION

ITEM 1.       Legal Proceedings......................................................................      19


ITEM 2.       Changes in Securities..................................................................      20


ITEM 3.       Defaults Upon Senior Securities........................................................      20


ITEM 4.       Submission of Matters to a Vote of Securities Holders..................................      20


ITEM 5.       Other Information......................................................................      20


ITEM 6.       Exhibits and Reports on Form 8-K.......................................................      21


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                            Three months ended June 30               Nine months ended June 30
                                                        --------------------------------        ----------------------------------
                                                              2000              1999                   2000              1999
                                                        ------------        ------------        ------------         -------------

Net sales                                               $ 32,354,163        $ 51,144,524        $ 98,294,133         $ 145,171,035
Cost of sales                                             15,179,195          23,997,831          46,670,982            73,055,760
                                                        ------------        ------------        ------------         -------------
Gross margin                                              17,174,968          27,146,693          51,623,151            72,115,275

Operating expenses:
   Sales and marketing                                     7,929,764           9,323,592          23,853,182            32,270,668
   Research and development                                5,203,702           6,003,762          17,674,061            18,367,708
   General and administrative                              3,868,033           5,941,674          14,923,459            19,126,262
   Impairment loss                                                 -                   -          18,068,249                     -
   Restructuring                                             (11,883)           (685,397)           (150,350)              767,512
                                                        ------------        ------------        ------------         -------------
       Total operating expenses                           16,989,616          20,583,631          74,368,601            70,532,150
                                                        ------------        ------------        ------------         -------------
Operating income (loss)                                      185,352           6,563,062         (22,745,450)            1,583,125

Other income (expense), net                                  760,560              64,251           9,911,105              (181,050)
                                                        ------------        ------------        ------------         -------------
Income (loss) before income taxes                            945,912           6,627,313         (12,834,345)            1,402,075
Income tax (benefit) provision                            (1,567,267)          4,374,028          (3,083,095)              925,370
                                                        ------------        ------------        ------------         -------------
Net income (loss)                                       $  2,513,179        $  2,253,285        $ (9,751,250)        $     476,705
                                                        ============        ============        ============         =============

Net income (loss) per common share,
  basic                                                 $       0.17        $       0.15        $      (0.65)        $        0.03
                                                        ============        ============        ============         =============
Net income (loss) per common share,
  assuming dilution                                     $       0.17        $       0.15        $      (0.65)        $        0.03
                                                        ============        ============        ============         =============
Weighted average common shares,
  basic                                                   15,095,436          14,714,942          15,041,935            14,625,908
                                                        ============        ============        ============         =============
Weighted average common shares,
  assuming dilution                                       15,100,718          14,772,315          15,041,935            14,767,841
                                                        ============        ============        ============         =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              June 30          September 30
ASSETS                                                                          2000               1999
                                                                            ------------       -------------
Current assets:                                                              (unaudited)

    Cash and cash equivalents                                               $ 19,812,978        $ 20,963,607
    Marketable securities                                                     31,928,014          13,714,422
    Accounts receivable, net                                                  21,608,733          33,955,669
    Inventories, net                                                          22,479,507          22,446,667
    Other                                                                      5,064,545           5,394,346
                                                                           -------------       -------------
          Total current assets                                               100,893,777          96,474,711

Property, equipment and improvements, net                                     27,872,900          30,242,877
Intangible assets, net                                                        23,024,663          47,804,611
Other                                                                          3,718,371           1,807,829
                                                                           -------------       -------------
          Total assets                                                     $ 155,509,711       $ 176,330,028
                                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit agreements                            $   4,254,719       $   4,759,095
     Current portion of long-term debt                                           357,481             330,028
     Accounts payable                                                          8,912,214          10,779,998
     Income taxes payable                                                      4,519,079           5,274,181
     Accrued expenses:
          Advertising                                                          1,272,449           2,461,437
          Compensation                                                         4,198,612           6,078,230
          Other                                                                5,996,831           6,357,348
    Restructuring                                                                      -             488,298
                                                                           -------------       -------------
         Total current liabilities                                            29,511,385          36,528,615

    Long-term debt                                                             8,033,083           9,205,918
    Net deferred income taxes                                                          -           3,431,133
                                                                           -------------       -------------
    Total liabilities                                                         37,544,468          49,165,666

Commitments and contingency
Stockholders' equity:
     Preferred stock, $.01 par value; 2,000,000 shares
      authorized; none outstanding
     Common stock, $.01 par value; 60,000,000 shares
      authorized; 16,319,214 and 16,192,997 shares issued                        163,192             161,930
     Additional paid-in capital                                               72,074,014          71,460,612
     Retained earnings                                                        68,483,290          78,234,541
     Other cumulative comprehensive income                                    (2,224,522)         (1,027,533)
                                                                           -------------       -------------
                                                                             138,495,975         148,829,550
     Unearned stock compensation                                                (134,135)           (339,686)
     Treasury stock, at cost, 1,217,352 and 1,271,612
       common shares                                                         (20,396,597)        (21,325,502)
                                                                           -------------       -------------
          Total stockholders' equity                                         117,965,243         127,164,362
          Total liabilities and stockholders' equity                       $ 155,509,711       $ 176,330,028
                                                                           =============       =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                 2000                1999
                                                                            -------------       ------------
Operating activities:
     Net (loss) income                                                      $ (9,751,250)       $    476,705
     Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
        Asset impairment                                                      18,068,249                   -
        Restructuring                                                           (150,350)            208,266
        Depreciation and amortization                                         10,428,992          11,264,831
        Provision for losses on accounts receivable                              540,268             420,000
        Provision for inventory obsolescence                                   1,327,537           3,495,399
        Loss on sale of fixed assets                                               9,253              14,215
        Stock compensation                                                       131,425             529,738
        Changes in operating assets and liabilities                           (1,767,624)          6,183,006
                                                                            -------------       ------------
         Total adjustments                                                    28,587,750          22,115,455
                                                                            -------------       ------------
         Net cash provided by operating activities                            18,836,500          22,592,160
                                                                           -------------       -------------
 Investing activities:
      Purchase of short term investments, net                                (18,213,592)                  -
      Purchase of property, equipment,
            intangibles, and improvements                                     (2,211,512)         (3,008,585)
                                                                           -------------       -------------
          Net cash used in investing activities                              (20,425,104)         (3,008,585)
                                                                           -------------       -------------
 Financing activities:
      Principal payments on borrowings                                          (134,711)         (5,346,233)
      Stock benefit plan transactions, net                                     1,376,904           2,002,977
                                                                           -------------       -------------
          Net cash provided by (used in) financing activities                  1,242,193          (3,343,256)
                                                                           -------------       -------------
 Effect of exchange rate changes on cash and
   cash equivalents                                                             (804,218)           (825,433)
                                                                           -------------       -------------
 Net (decrease) increase in cash and cash equivalents                         (1,150,629)         15,414,886
 Cash and cash equivalents, beginning of period                               20,963,607          10,355,368
                                                                           -------------       -------------
 Cash and cash equivalents, end of period                                   $ 19,812,978        $ 25,770,254
                                                                           =============        ============


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

The condensed consolidated financial statements presented herein as of June 30, 2000, and for the three and nine months ended June 30, 2000 and 1999, reflect, in the opinion of management, all adjustments (which, other than the second quarter 2000 impairment loss, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.


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

The write-down of the carrying value of the long-lived assets consisted of the following:

----------------------------------- -----------------------
                                          Impairment
           Description                       Loss
----------------------------------- -----------------------

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

As of December 31, 1999, the Company had paid $906,299 of termination costs relating to the elimination of 33 positions. Restructuring activities were completed as of December 1999. During the second quarter of fiscal 2000, the final severance and termination expenses were paid, and the Company adjusted the remaining restructuring accrual to zero. In fiscal year 2000, severance and termination costs of $146,767 and rent commitment payments of $7,312 were charged to the restructuring accrual. Changes in estimate for severance and termination costs of $124,937 and rent commitments of $13,160 were recorded as a reduction of the restructuring accrual with a corresponding increase to operating income.

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

The Company closed the Cologne facility in December 1998. As of December 31, 1999, the Company had paid $301,044 of termination costs relating to the elimination of two positions. Restructuring activities were completed as of June 1999. In the third quarter of fiscal 2000, the Company adjusted the remaining restructuring accrual to zero, as all obligations have been satisfied. In fiscal year 2000, rent commitment payments of $12,636 and payments of $27,646 for write-off of leasehold improvements were charged to the restructuring accrual. Changes in estimate for rent commitments of $2,573 and write-off of leasehold improvements of $9,680 were recorded as a reduction of the restructuring accrual with a corresponding increase to operating income.

In connection with the Company's acquisition of ITK, the Company formulated a plan of reorganization and, accordingly, recognized a $3,484,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of the original estimated liability included $1,844,000 of termination payments associated with 10 employees the Company expected to

3.  RESTRUCTURING (CONTINUED)

eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expected to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expected to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England.

The Company vacated the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. Restructuring activities were completed as of June 1999. During the second quarter of fiscal 2000, the final severance, termination and facility closure costs were paid. In fiscal year 2000, severance and termination costs of $5,217 and facility closure costs of $1,928 were charged against the restructuring accrual. Changes in estimate relating to severance and termination costs of $17,652 and facilities closures of $33,469 were recorded as a reduction in the restructuring accrual with corresponding offsets to goodwill.

In connection with the Company's acquisition of CDC, the Company formulated a plan of reorganization and, accordingly, recognized a $750,000 restructuring liability which the Company has included as a component of total liabilities assumed in the acquisition. Components of this estimated liability included $675,000 of termination payments, associated with 22 employees the Company expected to eliminate when it closed the Champaign, Illinois facility in January 1999 and $75,000 related to facility closure costs the Company expected to incur following closure and sale of the Champaign, Illinois facility. Restructuring activities were completed as of June 1999. During the second quarter of fiscal 2000, the Company paid the final severance costs of $7,128 associated with this restructuring and the accrual was adjusted to zero. Total payments against the restructuring accrual in fiscal year 2000 included severance and termination costs of $88,661. An additional expense of $3,340 was also recorded related to a change in estimate in the original restructuring accrual. Adjustments to the restructuring accrual were reflected as changes to the restructuring accrual with corresponding offsets to goodwill.


4.  INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 2000 and September 30, 1999 consisted of the following:

                                                    June 30, 2000              September 30, 1999
                                                   --------------              ------------------
         Raw materials                             $13,625,833                     $12,948,286
         Work in process                             1,592,456                       2,162,626
         Finished goods                              7,261,218                       7,335,755
                                                   -----------                     -----------
                                                   $22,479,507                     $22,446,667
                                                   ===========                     ===========

5.  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders' equity.

Comprehensive income (loss) for the three months and nine months ended June 30, 2000 and 1999 was as follows:

                                              Three months ended                          Nine months ended
                                                   June 30                                     June 30
                                       ----------------------------               ---------------------------------
                                           2000             1999                        2000                 1999
                                       ----------        ----------               --------------        -----------

Net income (loss)                      $2,513,179        $2,253,285                $ (9,751,250)         $  476,705
Foreign currency
  translation adjustments                (114,662)          121,496                  (1,196,988)            674,991
                                       ----------        ----------                ------------          ----------
Comprehensive
  income (loss)                        $2,398,517        $2,374,781                $(10,948,238)         $1,151,696
                                       ==========        ==========                ============          ==========


6.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average of common shares outstanding during the period. Net income
(loss) per share, assuming dilution, is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during each period. The Company's only common stock equivalents are those that result from dilutive common stock options. The calculation of dilutive earnings per share excludes 2,428,577 and 1,457,878 equivalent shares of the Company for the three months and nine months ended June 30, 2000, and 1,683,099 and 1,331,169 equivalent shares of the Company for the three and nine months ended June 30, 1999, because their effect would be antidilutive.


7.  RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A and SAB 101B, must be adopted by the fourth quarter of the Company's fiscal year ending September 30, 2001. However, any effects of the SAB must be reflected retroactively to October 1, 2000 (the first day of fiscal year 2001). The Company has considered the effect of the guidance outlined in SAB 101 and does not believe that it will impact the Company's revenue recognition practices or consolidated financial statements.

8.  LEGAL PROCEEDINGS

Discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Condensed Consolidated Financial Statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Digi International Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Digi International Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for each of the three month and nine month periods ended June 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the nine month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated December 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                               /s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
July 14, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

                                               Three months             %              Nine months            %
                                                   ended             Increase             ended            Increase
                                                   June 30          (decrease)            June 30         (decrease)
                                              ----------------      ----------         ---------------    ----------
                                               2000       1999                         2000       1999
                                              ------     -----                         ----       ----
Net sales                                     100.0      100.0        (36.7)%         100.0       100.0      (32.3)%
Cost of sales                                  46.9       46.9        (36.7)           47.5        50.3      (36.1)
                                              -----      -----      --------          -----       -----    --------
Gross margin                                   53.1       53.1        (36.7)           52.5        49.7      (28.4)
                                              -----      -----      --------          -----       -----    --------
Operating expenses:
  Sales and marketing                          24.5       18.2        (14.9)           24.3        22.2      (26.1)
  Research and development                     16.0       11.7        (13.3)           18.0        12.7       (3.8)
  General and administrative                   12.0       11.6        (34.9)           15.2        13.2      (22.0)
  Impairment loss                                -          -            -             18.4          -          -
  Restructuring                                  -        (1.3)       (98.3)           (0.2)        0.5     (119.6)
                                              -----      -----      --------          -----       -----    --------
Total operating expenses                       52.5       40.2        (17.5)           75.7        48.6        5.4
Operating income (loss)                         0.6       12.9        (97.2)          (23.2)        1.1    (1536.7)
Other income (expense), net                     2.3        0.1       1083.7            10.1        (0.1)    5574.2
                                              -----      -----      --------          -----       -----    --------
Income (loss) before income taxes               2.9       13.0        (85.7)          (13.1)        1.0    (1015.4)
Income tax (benefit) provision                 (4.8)       8.6       (135.8)           (3.2)        0.6     (433.2)
                                              -----      -----      --------          -----       -----    --------
Net income                                      7.7        4.4         11.5%           (9.9)        0.4    (2145.6)%
                                              =====      =====      ========          =====       =====    ========

NET SALES

Net sales for the three months ended June 30, 2000, were lower than net sales for the corresponding three months ended June 30, 1999, by $18.8 million or 36.7%; net sales for the nine months ended June 30, 2000 were also lower than net sales for the corresponding nine months ended June 30, 1999, by $46.9 million or 32.3%. Net sales of the products added in connection with the July 1998 acquisitions of ITK and CDC generated revenues of $5.9 million and $19.2 million for the three months and nine months ended June 30, 2000, versus $9.3 million and $32.6 million in the comparable periods of 1999. The Company also experienced a decline in sales of its legacy asynchronous products in the three and nine month periods ended June 30, 2000, resulting in reduced revenues of $13.8 million and $33.6 million, respectively, versus the comparable periods of 1999. A decrease in demand for the Company's physical layer products resulted in reduced revenues of $2.0 million and $5.7 million for the three and nine months ended June 30, 2000, versus the comparable periods in 1999. Net sales of the Company's new digital RAS products were $2.9 million and $10.3 million during the three and nine month periods ended June 30, 2000, as compared to $2.5 million and $4.5 million in the comparable periods of 1999.

Although the Company's net sales during both the three and nine month periods ended June 30, 2000, are lower than the comparable periods a year ago, management believes that the demand downturn associated with the post year 2000 period is not continuing and stabilization of market demand has occurred. During the three months ended June 30, 2000, sales of products in all three markets in which the Company participates, including heritage board, fiber connectivity, and wide area network, increased over the second quarter of fiscal 2000. Management also

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

believes that improved sales and marketing execution in the third quarter of fiscal 2000 contributed to the stabilization of demand for the Company's products.

The following table sets forth revenue by principal product group expressed as a percentage of net sales:


                                            Three months                                   Nine months
                                            Ended June 30                                 Ended June 30
                                            -------------                                 -------------
                                     2000                    1999                   2000                 1999

Server Based                         92.2%                    91.8%                 91.9%                 90.6%
Physical Layer                        7.8%                     8.2%                  8.1%                  9.4%
                                    ------                   ------                ------                ------
Total                               100.0%                   100.0%                100.0%                100.0%


GROSS MARGIN

Gross margin for the three and nine months ended June 30, 2000 was 53.1% and 52.5%, as compared to 53.1% and 49.7% for the three and nine months ended June 30, 1999. For the nine months ended June 30, 2000, gross margin was positively impacted by the increased proportion of sales from higher margin server-based communication products and a lower proportion of lower margin physical layer LAN products.


OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2000 decreased $4.3 million, or 20.1%, as compared to operating expenses for the three months ended June 30, 1999 (excluding the third quarter 1999 restructuring adjustment of $0.7 million). These savings can be attributed to reductions in workforce, decreased marketing costs and other cost savings achieved through the closing of certain German sales offices and other restructuring activities which occurred in 1999. Amortization expenses also were lower for the quarter by $1.1 million as a result of the impairment and resulting write-off of intangible assets in the second fiscal quarter of 2000 related to the NetBlazer technology (see Note 2 to the Condensed Consolidated Financial Statements). Variable operating costs, such as commissions, cooperative advertising, and other marketing expenses were also lower primarily due to the reduced revenues for the quarter.

Operating expenses for the nine months ended June 30, 2000 decreased $13.3 million (excluding the impairment charge of $18.1 million in the second quarter and the adjustment of the restructuring accrual of $0.2 million), or 19.1%, as compared to operating expenses for the nine months ended June 30, 1999 (excluding the restructuring charge of $0.8 million). Savings realized as a result of the restructuring plan enacted in 1999 accounted for approximately $2.2 million of the total decrease in operating expenses. Additional savings at the Dortmund, Germany location were $4.7 million, a result of the reorganization in connection with the Company's acquisition of ITK. Savings in the U.S. were

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

$6.4 million, primarily attributable to lower revenues and restructuring activities that took place during fiscal 1999 as described in Note 3 to the Condensed Consolidated Financial Statements.

Sales and marketing expenses for the three months and nine months ended June 30, 2000, were $7.9 million and $23.9 million, versus $9.3 million and $32.3 million in the comparable periods a year ago. The decrease is due to various restructuring activities that took place during fiscal 1999. In addition, variable expenses, such as commissions and cooperative advertising, have been lower in fiscal 2000 compared to fiscal 1999 primarily as a result of decreased sales levels. New sales and marketing staff are developing new product roadmaps and related marketing programs which are expected to increase sales and marketing expenses in future quarters.

Research and development expenses were $5.2 million, or 16.1% of net sales, compared to $6.0 million, or 11.7% of net sales, for the three months ended June 30, 2000 and 1999, respectively. For the nine months ended June 30, 2000, research and development expenses were $17.7 million, or 18.0% of net sales, compared to $18.4 million, or 12.7% of net sales, for the nine months ended June 30, 1999. The Company continues to increase expenditures domestically on new product development for digital RAS and product line extensions in the LAN market, but expenses have decreased at the German location due to the discontinuance of the NetBlazer technology development.

General and administrative expenses for the three months and nine months ended June 30, 2000, were $3.9 million and $14.9 million, versus $5.9 million and $19.1 million in the comparable periods a year ago. Expenses declined in fiscal 2000 as a result of the integration of the CDC and Chelmsford administrative functions into the Company's corporate headquarters. Amortization expense has also decreased for the third quarter of fiscal 2000 by $1.1 million as a result of the impairment charge taken in the second quarter of fiscal 2000 related to the write-down of the carrying value of the intangible assets associated with the NetBlazer technology (see Note 2 to the Condensed Consolidated Financial Statements).


IMPAIRMENT LOSS

As indicated in Note 2 to the Condensed Consolidated Financial Statements, the Company recorded a charge of $18.1 million reflecting the write-down of the carrying value of all of the intangible assets associated with the NetBlazer technology and some of the goodwill acquired in the Company's July 1998 purchase of ITK. The write-down resulted from the Company's March 2000 decision to discontinue development of the NetBlazer technology when the key technical members of the NetBlazer technology team elected to leave the Company and the Company concluded that it would not be able to successfully develop a competitive product from the technology. Accordingly, the Company determined that future undiscounted cash flows from the acquired ITK assets would be substantially reduced and, therefore, the carrying value of the acquired ITK assets would be impaired. The Company utilized a discounted cash flows method as prescribed by Statement of Financial Accounting Standards Board No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," to measure the adjustment to the carrying value of the acquired ITK long-lived assets.

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

The Company has developed the acquired in-process USB research and development and has developed and released USB products, with initial product revenues generated during November 1998. Since acquisition, total revenues through June 30, 2000 from the first release of certain USB products are approximately $648,000 of which $164,000 was generated during the quarter ended June 30, 2000. Timing of actual USB revenues are behind original expectations due to delays in the release and marketing of certain USB products. The Company is currently evaluating its product roadmaps and expects that USB product revenues will increase in the 2001 and 2002 fiscal years. However, these expectations are subject to change, given changes in market demands.

OTHER INCOME (EXPENSE)

Other income for the three months and nine months ended June 30, 2000, was $0.8 million and $9.9 million. During the second fiscal quarter of 2000, the Company received an $8.0 million payment from Nx Networks, the company that acquired AetherWorks Corporation. This represents payment in full of a non-convertible note receivable from AetherWorks, previously recorded by the Company as having no carrying value, due to significant uncertainty as to its collectability. Other income also includes interest earned on cash and cash equivalents and short term marketable securities, offset by interest expense on lines of credit borrowings and long term debt.

Other income (expense) for the three months and nine months ended June 30, 1999, was $0.1 million and $(0.2) million, resulting from interest on the debt assumed in the acquisition of ITK, net of interest income earned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)


INCOME TAXES

As of March 31, 2000, income taxes were provided for at an estimated annual effective rate of 11%. As of June 30, 2000, income taxes have been provided for at an estimated annual effective rate of 24%. The increase in the estimated annual effective rate during the third quarter of fiscal 2000 is primarily due to changes in the estimated pre-tax income (loss) for the Company's fiscal year ending September 30, 2000. The increase in the estimated annual effective tax rate has resulted in a tax benefit for the three month period ended June 30, 2000. The estimated annual effective rate for fiscal 2000 of 24% is lower than the statutory income tax rate primarily due to the reversal of certain deferred tax liabilities associated with ITK intangible assets that were written off in the second quarter of fiscal 2000 (see Note 2 to the Condensed Consolidated Financial Statements).

The estimated annual effective tax rate of 66% used in 1999 was primarily due to the amortization expense related to the Company's acquisitions of ITK and CDC which is not deductible for income tax reporting purposes.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. The Company's working capital increased from $59.9 million at September 30, 1999, to $71.4 million at June 30, 2000.

Net cash provided by operating activities for the nine months ended June 30, 2000, was $18.8 million, compared to net cash provided by operations of $22.6 million for the nine months ended June 30, 1999. The impairment loss incurred in the second fiscal quarter ended March 31, 2000, discussed in Note 2 of the Condensed Consolidated Financial Statements, is a non-cash charge that reduced operating and net income, but did not affect the Company's cash flow. Additional cash provided by operating activities of $11.8 million related to a reduction in accounts receivable is offset by a reduction in liabilities and accrued expenses. Both the reduced accounts receivable and the reduced liabilities relate to the decreased revenues during the first nine months of fiscal year 2000 versus the comparable period in 1999.

Net cash used in investing activities for the nine months ended June 30, 2000, included net purchases of marketable securities of $18.2 million. An additional $2.2 million was used for purchase of equipment and other capital expenditures. For the nine months ended June 30, 1999, $3.0 million was used for purchases of equipment and other capital expenditures.

Net cash provided by financing activities for the nine month period ended June 30, 2000, was $1.2 million, mostly resulting from employee stock benefit plan transactions. For the nine months ended June 30, 1999, $5.3 million in payments were made on line of credit and debt obligations. The Company also received $2.0 million as a result of employee stock benefit plan transactions during the nine months ended June 30, 1999.

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

For the three months and nine months ended June 30, 2000, the Company had approximately $10.7 million and $37.1 million of net sales to customers outside of the United States. For the three month period ended June 30, 2000, $9.7 million of these sales were denominated in U.S. dollars and $1.0 million were denominated in Deutschemarks. For the nine month period ended June 30, 2000, $32.9 million of these sales were denominated in U.S. dollars and $4.2 million were denominated in Deutschemarks. In future periods, a significant portion of sales will be made in Deutschemarks until full integration of the Euro is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

YEAR 2000 ISSUES

The Company experienced no adverse systems effects of the Year 2000 issue. While market stabilization has occurred in the third quarter of fiscal 2000, the Company experienced some adverse operational effects from the Year 2000 issue as a result of the industry wide slowdown in sales in the first and second quarters of fiscal 2000. While the Company has not been able to quantify the effects of the Year 2000 sales impact versus other market factors, management believes that there will be no further material adverse effects on sales from the Year 2000 issue.

The Company has tested its enterprise-wide information management system and other internal computer systems for any adverse effects that may be experienced during the change over to the year 2001. The Company considers the possibility of adverse effects on the business due to year 2001 issues with its internal enterprise-wide information management system and other internal computer systems to be remote.


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


RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101 "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A and SAB 101B, must be adopted by the fourth quarter of the Company's fiscal year ending September 30, 2001. However, any effects of the SAB must be reflected retroactively to October 1, 2000 (the first day of fiscal year 2001). The Company has considered the effect of the guidance outlined in SAB 101, and does not believe that it will impact the Company's revenue recognition practices or consolidated financial statements.


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

The 21 lead plaintiffs have moved for class certification with respect to the claims asserted in the Consolidated Amended Complaint. The Company and its former officers have opposed the motion and have also filed a motion to remove the lead plaintiffs for failure to conduct themselves properly as lead plaintiffs. Both the class certification motion and the motion to remove the lead plaintiffs were heard by the Court on June 8, 2000, and taken under advisement.

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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None

                                  EXHIBIT INDEX


Exhibit Number             Document Description                                          Form of Filing
--------------             --------------------                                          --------------

     3(a)          Restated Certificate of Incorporation
                   of the Registrant, as Amended (incorporated
                   by reference to the corresponding exhibit
                   number to the Company's Form 10-K for
                   the year ended September 30, 1993
                   (File No. 0-17972)...........................................   Incorporated by Reference

     3(b)          Amended and Restated By-Laws of the
                   Registrant (incorporated by reference to
                   the corresponding exhibit number to the
                   Company's Registration Statement on Form
                   S-1 (File No. 33-42384)......................................   Incorporated by Reference

     4(a)          Form of Rights Agreement, dated as of
                   June 10, 1998 between Digi International, Inc.
                   and Wells Fargo Bank Minnesota, National
                   Association (formerly known as Norwest Bank
                   Minnesota, National Association), as Rights
                   Agent (incorporated by reference to Exhibit 1
                   to the Company's Registration Statement on
                   Form 8-A dated June 24, 1998
                   (File No. 0-17972)...........................................   Incorporated by Reference

     4(b)          Amendment dated January 26, 1998, to Share
                   Rights Agreement, dated as of June 10, 1998
                   between Digi International Inc. and Wells Fargo
                   Bank Minnesota, National Association (formerly
                   known as Norwest Bank Minnesota, National
                   Association), as Rights Agent (incorporated
                   by reference to Exhibit 1 to Amendment No. 1
                   to the Company's Registration Statement on
                   Form 8-A dated February 5, 1999
                   (File No. 0-17972)...........................................   Incorporated by Reference

     15            Letter Re:  Unaudited Interim Financial
                   Information..................................................   Electronic Transmission

     27            Financial Data Schedule......................................   Electronic Transmission

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No.  Description

    3(a)         Restated Certificate of Incorporation of the Registrant, as Amended

    3(b)         Amended and Restated By-Laws of the Registrant

    4(a)         Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc.
                 and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank
                 Minnesota, National Association), as Rights Agent

    4(b)         Amendment dated January 26, 1998, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association
                 (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent

    15           Letter Re: Unaudited Interim Financial Information

    27           Financial Data Schedule

(b) Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarterly period ended June 30, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DIGI INTERNATIONAL INC.


Date:     August 11, 2000                   By:
                                                ----------------------------
                                                  S. Krishnan
                                                  Chief Financial Officer
                                                  (duly authorized officer and
                                                  Principal Financial Officer)