Form 10-K
period 2000-09-30
DIGI INTERNATIONAL INC
filed 2000-12-21
CIK 854775

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ---- to ----.

                         Commission file number: 0-17972

                             DIGI INTERNATIONAL INC.
     -----------------------------------------------------------------
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

                                 (952) 912-3444
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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
                                  Yes   X        No
                                     -------  --------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on a closing price of $7.38 per share as reported on the National Association of Securities Dealers Automated Quotation System-National Market System on December 12, 2000 was $110,919,562.

Shares of common stock outstanding as of December 8, 2000: 15,187,743

                                      INDEX

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant's Annual Report to Stockholders for the year ended September 30, 2000 and Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled for January 24, 2001, a definitive copy of which will be filed on or about December 21, 2000. All such information set forth below under the heading "Page/Reference" is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

PART I.           ITEM IN FORM 10-K                                   PAGE/REFERENCE
------            -----------------                                   --------------
ITEM 1.           Business                                                   4

ITEM 2.           Properties                                                 8

ITEM 3.           Legal Proceedings                                          8

ITEM 4.           Submission of Matters to a
                  Vote of Security Holders                                   9

PART II.
--------

ITEM 5.           Market for Registrant's Common                   Stock Listing;  Dividend
                  Equity and Related Stockholder                   Policy, pocket of Annual
                  Matters                                          Report to Stockholders

ITEM 6.           Selected Financial Data:
                  Financial Highlights                             Page 1, Annual Report to
                                                                   Stockholders

                  Selected Financial Information                             10

ITEM 7.           Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                                      11

ITEM 7A.          Quantitative and Qualitative Disclosures
                  About Market Risk                                          21

ITEM 8.           Financial Statements and Supplementary Data                22

ITEM 9.           Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure                     52

PART III.         ITEM IN FORM 10-K                                   PAGE/REFERENCE
--------          -----------------                                   --------------
ITEM 10.          Directors of the Registrant                      Election of Directors,
                                                                   Proxy Statement

                  Executive Officers of the Registrant                     53

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

ITEM 13.          Certain Relationships and Related                Not Applicable
                  Transactions

PART IV.
--------

ITEM 14.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                      55

PART I


ITEM 1. BUSINESS

Digi International Inc. (Digi or the Company) was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. The Company is a worldwide provider of communications hardware and software delivering seamless connectivity solutions for peripheral server-based remote access and local area networking (LAN) markets.

The Company operates exclusively in a single business segment and sells its products through a global network of distributors, systems integrators, value-added resellers (VARs) and original equipment manufacturers (OEMs). The Company also sells direct to select accounts and the government.

Digi International Inc. is traded on the Nasdaq National Market under the symbol DGII. The Company has its worldwide headquarters in Minnetonka, Minnesota, with regional and sales offices throughout the U.S. and worldwide, including Germany, Paris, Amsterdam, Copenhagen, Singapore, Hong Kong, and Sydney.

PRODUCTS

Digi is the worldwide leader in connecting peripherals to networks. From multi-port serial control to Universal Serial Bus (USB) connectivity to remote access to LAN infrastructure, Digi's products enable a virtually unlimited number of devices or users to be connected locally or remotely to LANs, multi-user systems and the Internet. The Company's products are compatible with all PC platforms, including Compaq, IBM, Hewlett-Packard and Sun Microsystems, as well as popular operating systems, such as Microsoft Windows NT/95/2000, Novell NetWare, Linux and UNIX.

The Company has sales offices located throughout North America, Europe, Australia and Asia. Digi products are available through 180 distributors in more than 65 countries. More than 650 VARs participate in the DigiVAR Program, introduced in July 1993.

The application markets where these products are most prominently used are Point-of-Sales Systems (POS), industrial automation, remote access, network fax, and data acquisition/data polling. In addition, the Company has expanded into new applications such as console management and high-density internet point-of presence (POP) testing.

The Company's primary product lines are its multi-port serial adapters, terminal servers, multi-function communications adapters, USB, and LAN connectivity products.

MULTI-PORT SERIAL ADAPTERS

The Company is the leader in this product category and offers the most comprehensive multi-port serial adapter family of products. The Company's products support a wide range of operating systems, port-density, bus type, expansion options, and a wide range of applications.

As Ethernet connections extend beyond current applications, the internal multi-port serial adapter products are expected to gradually transition to network-attached terminal server devices. The Company has strengthened its product offering to continue to successfully meet customer needs and believes that multi-port serial adapters will continue to be an important product category.

TERMINAL SERVER

The Company's terminal server family offers flexible and easy solutions for providing access to serial devices over Ethernet networks. As Ethernet connections extend beyond their current applications and into new market uses such as console port management on servers, routers, switches, and other network equipment, the Company believes that terminal servers will continue to be a major growth area.

UNIVERSAL SERIAL BUS

The Company expanded its product lines with its acquisition of Inside Out Networks, Inc. in October 2000. The acquisition creates the most comprehensive and complete USB product line in the industry, expanding on the USB technology acquired in the Central Data Corporation acquisition, and brings an extensive list of satisfied corporate customers such as Agilent, Gateway, Hewlett-Packard, IBM, Lucent Technologies, Microsoft, NCR Corporation, Sun Microsystems and others into the Company's customer base. The Company will also benefit from Inside Out Networks' pioneering EPIC software, which provides seamless transition between legacy software/systems and next-generation USB-attached devices, supporting feature-rich hardware and software flow control signaling. This provides ease of use and integration while protecting technology investments.

LAN CONNECTIVITY

The Company entered the LAN market with its acquisition of MiLAN Technology Corporation (MiLAN) in November 1993. The Company's LAN business, MiLAN Technology, provides cost-effective and power-efficient Ethernet, Fast and Gigabit Ethernet networking connectivity products that are installed on a LAN to increase its productivity. The Company has recently been awarded a multi-million dollar contract to provide fiber-optic LAN connectivity for a major school district in California. MiLAN specializes in fiber optic modular switches and media converters. The product strengths range from switches (fiber and copper), media converters and print servers extending to USB and wireless LAN solutions. The products are engineered to increase network performance, flexibility and productivity of small and medium size organizations.

SERVER-BASED COMMUNICATIONS

Server-based solutions benefit resellers and end users by presenting solutions that are easy to build, configure, and manage. They are comprised of a computer hardware platform and operating system (such as a PC running Windows NT), one or more communications adapters (like Digi's DataFire and AccelePort products), and specialized communications software, available from a wide range of companies. Server-based communications solutions are ideal for applications such as remote access, advanced fax, virtual private networking, Internet connectivity, unified messaging, and Internet POP.

Several significant alliances and agreements were announced in fiscal 2000 for Digi's multi-function communications adapters, including a marketing alliance between the Company and Compaq to jointly develop and market a family of server-based communications solutions. The solutions will incorporate

Compaq Proliant servers, Digi DataFire RAS or AccelePort RAS communications adapters, Microsoft Windows NT and application software from Acotec, image LAN, and Compaq.

DISTRIBUTION AND PARTNERSHIPS

Significant U.S. distributors include: Ingram Micro, Tech Data Corporation, Gates/Arrow Distributing, Merisel, Avnet/Hallmark, Ameriquest/Robec, and Jones Business Systems. Canadian distributors include Gates/Arrow Electronics, EMJ Data Systems, Ingram Micro Canada, Merisel Canada and Tech Data Canada.

Significant European distributors include: Miel, Arecta, International Computer Products, Connect Service Riedlbauer, Mitrol, Euroline and Data Solutions.

Significant Latin American and Asia Pacific distributors include: Tech Pacific, Sumisho Datacom, Lantech, Sealcorp Computer Products, Ingram Dicom and Unisel.

Digi maintains strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications software vendors, operating system suppliers, and computer hardware manufacturers. Key partners include: Citrix Systems, Compaq, Hewlett-Packard, IBM, Intel, Lotus, Micron, Motorola, Novell, Red Hat, Santa Cruz Operation, Sun Microsystems, and Tobit.

CUSTOMERS

The Company's customer base includes many of the world's largest companies. Long time customer IBM made the Company's adapter boards the first integrated communications offering for the AS400 in 2000, in addition to the products currently being sold into the RS6000 group. The Company is engaged in several developmental alliances, including a relationship with Red Hat, among others. The Company has OEM relationships with leading vendors, allowing them to ship the Company's boards with their systems. These vendors include NCR, Sun Microsystems, Silicon Graphics, Compaq and Bull. Many of the world's leading telecommunications companies and Internet service providers also rely on the Company's products, including Lucent, Nortel, AT&T and Siemens.

During the year ended September 30, 2000, two customers comprised more than 10% of net sales each: Tech Data at 13.4% and Ingram Micro at 10.0%. During the year ended September 30, 1999, two customers comprised more than 10% of net sales each: Tech Data at 15.4% and Ingram Micro at 13.4%. During the year ended September 30, 1998, two customers comprised more than 10% of net sales each:
Ingram Micro at 15.5% and Tech Data at 13.7%.

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

The Company believes that it is the global market leader in multi-port serial adapters. As this market continues to mature, the Company will focus on key applications, customers, and markets to drive additional growth and manage applications as they transition to other technologies such as Ethernet, USB, and wireless connectivity products. The Company also believes it is the leader in connecting peripheral devices to Ethernet LANs with its terminal server product line. With respect to the LAN business, the Company believes it commands less than a 5% market share. The Company is currently establishing its position in the remote access market for the Company's DSP-based RAS product lines.

Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Present and future competitors may be able to identify new markets and develop products more quickly which are superior to those developed by the Company. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively and price products more competitively than the Company. There are no assurances that competition will not intensify or that the Company will be able to compete effectively in the markets in which the Company competes.

AETHERWORKS CORPORATION

In May 1998, the Company exchanged its previously purchased $13.8 million of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, for a non-interest bearing $8.0 million non-convertible note. As a part of the exchange, the Company relinquished its rights to any future technology or claims on any of AetherWorks' intellectual properties. In exchange, the Company has been released from all of its guarantees of certain lease obligations of AetherWorks. Due to significant uncertainty as to its collectibility, the $8.0 million note, was recorded by the Company as having no carrying value. In March 2000, the Company received payment of $8.0 million, representing payment on the aforementioned non-convertible note of AetherWorks Corporation. The note was paid as a result of AetherWorks being acquired by Nx Networks, Inc. (See Note 6 to the consolidated financial statements.)

OPERATIONS

The Company's manufacturing operations procure all parts and certain services involved in the production of products and subcontracts most of its product manufacturing to outside firms that specialize in such services. The Company believes that this approach is beneficial because the Company can reduce its fixed costs, maintain production flexibility and maximize its profit margins.

The Company's products are manufactured to its designs with standard and semi-custom components. Most of these components are available from multiple vendors. The Company has several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to the Company. If these suppliers are unable to provide a timely and reliable supply of components, the Company could experience manufacturing delays adversely affecting its results of operations.

During fiscal years 1998, 1999 and 2000, the Company's research and development expenditures were $15.9, $21.8, and $20.2 million, respectively.

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

As of September 30, 2000, the Company had backlog orders which management believed to be firm in the amount of $4.4 million. All of these orders are expected to be filled in the current fiscal year. Backlog as of September 30, 1999 was $5.0 million.

The Company had 509 employees at September 30, 2000.

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

The Company intends to sell the facility in Dortmund, Germany by the end of the second quarter of fiscal 2001.

Management believes that the Company's facilities are suitable and adequate for current office, research and warehouse requirements, and that its manufacturing facilities provide sufficient production capacity to meet the Company's currently anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

Between January 3, 1997 and March 7, 1997, the Company and certain of its previous officers were named as defendants in putative securities class action lawsuits filed in the United States District Court for the District of Minnesota by 21 lead plaintiffs on behalf of an alleged class of purchasers of the Company's common stock during the period January 25, 1996 through December 23, 1996. The putative class actions were thereafter consolidated (Master File No. 97-5 DWF/RLE). The Consolidated Amended Class Action Complaint (Consolidated Amended Complaint) alleges that the

Company and certain of its previous officers violated the federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results.

On February 25, 1997, the Company and certain of its previous officers also were named as defendants in a securities lawsuit filed in the United States District Court for the District of Minnesota by the Louisiana State Employees Retirement System (Civil File No. 97-440, Master File No. 97-5 DWF/RLE) (the Louisiana Amended Complaint). The Louisiana Amended Complaint alleges that the Company and certain of its previous officers violated the federal securities laws and state common law by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results.

In a decision issued on May 22, 1998, the Court dismissed without leave to replead all claims asserted in both cases, including all claims asserted against defendant Gary L. Deaner, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. The Court also limited the claims asserted in the Louisiana Amended Complaint to the 11,000 shares of the Company's stock held subsequent to November 14, 1996, for which the Louisiana Amended Complaint claims damages of $184,276 and seeks an award of attorneys' fees, disbursements and costs. The Consolidated Amended Complaint seeks compensatory damages of approximately $43.1 million, plus interest, against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs.

On August 17, 2000, the Court granted defendants' motions for summary judgment and dismissed with prejudice the Consolidated Amended Complaint and the Louisiana Amended Complaint. Although the 21 lead plaintiffs in the consolidated putative class actions had previously moved for class certification, the Court dismissed the actions before ruling on that motion.

On September 1, 2000, the Louisiana State Employees Retirement System filed an appeal from the Court's August 17, 2000 decision. On September 14, 2000, the 21 lead plaintiffs in the consolidated putative class actions filed an appeal from both the Court's May 22, 1998 and August 17, 2000 decisions. The two appeals have been consolidated for briefing and argument, with briefing scheduled to be completed in January 2001, and oral argument to be held thereafter.

The ultimate outcomes of these actions cannot be determined at this time, and no potential assessment of their effect, if any, on the Company's financial position, liquidity or future operations can be made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during the quarter ended September 30, 2000.

PART II

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION                    2000           1999            1998          1997          1996
                                                  ----           ----            ----          ----          ----
Net sales                                      $132,525        $193,506      $ 182,932      $165,598       $193,151
Percentage (decrease) increase                    (31.5)%           5.8%          10.5%        (14.3)%         17.1%
Net (loss) income                               (16,825)          3,192            (71)      (15,791)         9,300
Percentage (decrease) increase                   (627.1)%       4,589.5%          99.6%       (269.8)%        (51.9)%
Net (loss) income per share-basic                 (1.12)           0.22          (0.01)        (1.18)          0.70
Percentage (decrease) increase                   (609.1)%       2,300.0%          99.2%       (268.6)%        (50.7)%

Net (loss) income per share --
  assuming dilution                               (1.12)           0.22          (0.01)        (1.18)          0.68
Percentage (decrease) increase                   (609.1)%       2,300.0%          99.2%       (268.6)%        (51.1)%
Total assets                                    142,922         176,330        191,521       118,311        129,939
Percentage (decrease) increase                    (18.9)%          (7.9)%         61.9%         (8.9)%          3.1%
Long-term debt                                    7,081           9,206         11,124
Percentage (decrease)                             (23.1)%         (17.2)%
Stockholders' equity                            113,459         127,164        121,251        95,471        109,943
Percentage (decrease) increase                    (10.8)%           4.9%          27.0%        (13.2)%          3.9%

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)

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

The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the highly competitive market in which the Company operates; (ii) the Company's ability to respond to rapidly developing changes in its marketplace;
(iii) delays in the Company's product development efforts; (iv) the useful life of products once developed; (v) the Company's ability to integrate its recent acquisitions and to develop marketable products from the acquired in-process research and development; (vi) the Company's reliance on distributors; (vii) declining prices of networking products; (viii) uncertainty in consumer acceptance of the Company's products; and (ix) changes in the Company's level of revenue or profitability. These and other risks, uncertainties and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, its annual report on Form 10-K and its quarterly report on Form 10-Q, could cause the Company's actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of net sales.

                                                                                                       2000 over       1999 over
                                                       2000            1999            1998              1999             1998
                                                       ----            ----            ----              ----             ----
Net sales                                             100.0 %         100.0 %         100.0 %           (31.5) %            5.8 %
Cost of sales                                          47.4            49.3            48.4             (34.0)              7.7
                                                      -----           -----           -----           -------           -------
Gross margin                                           52.6            50.7            51.6             (29.1)              4.0
Operating expenses:
    Sales and marketing                                26.0            22.7            21.0             (21.5)             14.4
    Research and development                           15.2            11.3             8.7              (7.7)             37.3
    General and administrative                         14.6            12.2             9.3             (18.2)             39.1
    Acquired in-process research and development         --              --             8.8                --            (100.0)
    Impairment loss                                    19.7              --              --                --                --
    Restructuring                                       1.1             0.3             0.5             127.5             (40.5)
                                                      -----           -----           -----           -------           -------
Total operating expenses                               76.6            46.5            48.3              12.8               1.8
Operating (loss) income                               (24.0)            4.2             3.3            (486.5)             36.2
Other income (expense), net                             2.0            (0.1)            1.0           1,140.8            (114.1)
AetherWorks Corporation gain                             --              --             0.7                --            (100.0)
AetherWorks Corporation note recovery                   6.0              --              --                --                --
(Loss) income before income taxes                     (16.0)            4.1             5.0            (365.2)            (13.4)
Income tax (benefit) provision                         (3.3)            2.5             5.0            (190.6)            (48.4)
                                                      -----           -----           -----           -------           -------
Net (loss) income                                     (12.7) %          1.6 %           0.0 %          (627.1) %        4,589.5 %
                                                      -----           -----           -----           -------           -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF (CONTINUED)

NET SALES

The $61.0 million or 31.5% decrease in net sales from 1999 to 2000 and the $10.6 million or 5.8% increase in net sales from 1998 to 1999 occurred within the Company's principal product groups as follows:

                                                                                    Annual Net Sales
                                                                                  Increase (Decrease)
                                            Percent of Annual Net Sales          Relative to Prior Year
                                          -------------------------------        ----------------------
                                          2000          1999         1998           2000          1999
                                          ----          ----         ----           ----          ----
Server Based                              90.0%         89.8%        79.8%         (31.3)%        18.9 %
Physical Layer                            10.0%         10.2%        20.1%         (33.0)%       (46.2)%

Sales of Integrated Services Digital Network (ISDN) and Voice Over Internet Protocol (VoIP) products added in connection with the July 1998 acquisition of ITK and USB and Etherlite products added in connection with the July 1998 acquisition of CDC generated $25.2 million of net sales for the 2000 fiscal year, a decrease of $17.3 million relative to the net sales recognized during the year ago period from these products. The decrease in net sales of these products was primarily due to the elimination of the VoIP product line in the second quarter of fiscal 2000 and the slowdown in sales of the ISDN product line in Germany. The Company also experienced a decline in sales of its legacy products resulting in reduced revenues of $40.9 million due to an erosion in the asynchronous product market and the demand downturn associated with the post Year 2000 period, as well as a decline in sales of the Company's physical layer products of $6.5 million. Net sales of the Company's digital RAS products added $3.7 million during fiscal 2000. Net sales in fiscal 1999 increased from fiscal 1998 largely due to the full year impact of the acquisitions of ITK and CDC, as well as the ramp up in sales of new DSP RAS products in fiscal 1999. These events accounted for sales increases of $40.9 million. The increases were mitigated by a revenue decrease of $13.3 million in 1999 for legacy asynchronous products due to shrinking of the overall market, as well as a decrease of $17.0 million in the Company's physical layer product sales due principally to competitively lower prices.

Net sales to OEMs decreased 19.4% over 1999, but as a percentage of total net sales, increased to 29.3% versus 24.9% in 1999. The OEM sales were less affected by Year 2000 factors than the sales through other channel partners. Net sales to OEMs for 1998 were 22.2% of total net sales.

Net sales into the distribution channel declined 37.3% over 1999 and as a percentage of total net sales, declined 5.9% to 63.4% as compared to 69.3% in 1999. International distribution net sales decreased by 34.4% over fiscal 1999 primarily due to the decline in the overall asynchronous market and the post year 2000 effects experienced domestically. Domestic distribution net sales declined by 39.2% due to overall market conditions discussed previously. Net sales to the distribution market for 1998 represented 69.3% of total net sales.

During fiscal years 2000, 1999 and 1998, the Company's net sales to customers outside the United States, primarily in Europe, were approximately $46.1 million, $67.4 million and $46.7 million, respectively, comprising approximately 34.8%, 34.8% and 25.5% of total net sales, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS MARGIN

Gross margin in 2000 improved to 52.6%, compared to 50.7% in 1999, primarily due to fewer pricing and volume discount incentives offered to channel partners in 2000, an increase in sales of higher margin DSP RAS products, and an improved mix of higher margin physical layer products compared to the previous year.

Gross margin in 1999 decreased to 50.7% compared to 51.6% in 1998 due to the negative impact of lower gross margin ITK products, an increased percentage of lower margin OEM sales, market-driven erosion of gross margin on physical layer products and write-downs in the carrying value of certain inventories.

OPERATING EXPENSES

Operating expenses in 2000, excluding restructuring, reorganization and asset impairment charges, decreased $15.4 million or 17.2% as compared to operating expenses for 1999. Sales and marketing expenses declined by $9.4 million, primarily in the areas of salaries, co-op advertising, commissions, and travel. Salaries decreased by $3.6 million, largely related to 1999 restructuring activities. Co-op advertising costs and commissions were lower than in 1999 by $1.1 million and $0.7 million, respectively, resulting primarily from the lower sales volumes in 2000. Travel expenses were lower by $0.6 million in response to cost control measures implemented due to the lower sales volumes experienced in 2000. Marketing expenses were lower than in 1999 by $3.4 million due to fewer new product introductions and less trade show activity. Research and development expenses in 2000 decreased by $1.7 million relative to 1999, largely due to the discontinuance of the NetBlazer technology and the elimination of the related VoIP product line in Germany. General and administrative expenses in 2000 decreased by $4.3 million relative to 1999, of which $2.7 million resulted from the decrease in amortization associated with the write-off of the VoIP identifiable intangibles and goodwill, and prior year restructuring activities which created cost reductions in 2000 of approximately $0.6 million. An additional $1.0 million in savings was realized due to cost controls implemented across the entire Company, at all locations.

Operating expenses in 1999, excluding acquired in-process research and development charges of $16.1 million recorded in 1998, increased by 24.5% from 1998. Sales and marketing expenses increased by $5.5 million due to $6.2 million of expenses added by ITK and CDC, $3.0 million expended to promote new DSP RAS products, partially offset by a $3.7 million cost decline primarily due to reduced North American channel marketing efforts. Research and development expenses increased $5.9 million in 1999 as compared to 1998 due primarily to $3.5 million of additional costs added by the acquisitions of ITK and CDC with the remaining increase of $2.4 million primarily due to new product development costs for the DSP RAS products. General and administrative expenses increased by $6.6 million primarily due to increased amortization of acquisition-related goodwill and other identifiable intangibles of $8.0 million partially offset by $1.4 million of cost reductions related to reduced information systems implementation costs and other cost saving initiatives.

The $1.5 million of restructuring charges recorded in fiscal 2000 were associated with the board-approved plan to restructure the European organization located in Dortmund, Germany and Bagshot, England, by transitioning all product development, technical support and manufacturing functions to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Company's corporate headquarters located in Minnetonka, Minnesota. The restructuring charge consists principally of severance and termination costs for the 75 positions affected by the restructuring.

Restructuring activities are expected to be completed by end of the second quarter of fiscal 2001. The Company anticipates annual cost savings of approximately $3.0 million from these restructurings. (See Note 4 to the Company's consolidated financial statements.)

The $1.2 million of net restructuring charges recorded in fiscal 1999 were associated with the board approved plan to reorganize the sales and marketing functions in Germany, England and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The charges consist principally of existing commitments for rent on facilities vacated by the Company and termination payments associated with the elimination of 42 positions. These activities were completed by December 1999. The Company realized cost savings of approximately $2.2 million in fiscal year 2000 from these restructurings. (See Note 4 to the Company's consolidated financial statements.)

The $1.0 million restructuring charge recorded in fiscal 1998 was associated with a board-approved plan to consolidate existing offices in Germany with those acquired from ITK. The charge consists principally of rent, contractual payments on office equipment, write-offs of leasehold improvements and termination costs associated with the elimination of six positions. Activities were completed by June 30, 1999. The Company realized cost savings of approximately $0.5 million in fiscal year 2000 from these restructurings. (See Note 4 to the Company's consolidated financial statements.)

OTHER DEVELOPMENTS

On October 2, 2000, the Company acquired Inside Out Networks, a leading developer of data connection products based in Austin, Texas. The acquisition provides a comprehensive suite of local connectivity solutions to the market. (See Note 17 to the Company's consolidated financial statements.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

ACQUISITION OF ITK INTERNATIONAL, INC.

In July 1998, the Company acquired all of the outstanding common stock of ITK. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, including estimated restructuring and integration costs of $3.5 million. (See Note 4 to the Company's consolidated financial statements.)

At the time of the Company's acquisition, ITK described itself as a Remote Access Server (RAS) product company. Although ITK did offer its own line of ISDN cards and networking boards, the Company's acquisition was made principally to acquire the VoIP technology under development by ITK. This VoIP technology, if successfully developed, would allow users to send packetized voice signals through the Internet. The Company believed that the VoIP technology under development at the time of the acquisition could provide for the development of products which would be a natural

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF ITK INTERNATIONAL, INC.  (CONTINUED)

extension of the Company's current product offerings and could position the Company to address substantially larger markets than the markets served by the Company's current products.

At the time of the acquisition, ITK had developed a proof of concept prototype product (NetBlazer 8500) which demonstrated that the method of voice and data compression under development by ITK and the method of combining VoIP and remote access functionality under development by ITK had the potential to be further developed into a product marketable to "Carrier Class" telephone companies. However, the NetBlazer 8500 required further development before it could meet the technical and functional requirements of such customers. Accordingly, the Company was uncertain whether the VoIP technology being developed would ultimately meet the technical requirements of Carrier Class telephony customers or whether it would be commercially viable.

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

Management estimated that $11.3 million of the purchase price represented the fair value of purchased in-process research and development related to the VoIP projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The identifiable intangible assets of $21.1 million included in the purchase price allocation were comprised of proven technology with an estimated fair value of $19.7 million and an assembled workforce with an estimated fair value of $1.4 million, which had estimated useful lives of five years and six years, respectively. The remaining unallocated purchase price represented goodwill of $17.7 million, which was being amortized over seven years. With regard to the proven technology, the Company intended to further enhance the strengths of this product range and implement a plan to gain leadership in the ISDN market. The Company's core asset was the comprehensive set of common application programming interface (CAPI) and CAPI-enhancing features combined with highly intelligent ISDN protocol implementation which provided for integration into server-based communication solutions for the media communication market.

In the second quarter of fiscal 2000, the Company recorded an $18.1 million charge reflecting the write-down of the carrying value of all of the intangible assets associated with the NetBlazer technology and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

ACQUISITION OF ITK INTERNATIONAL, INC. (CONTINUED)

some of the goodwill acquired in the Company's July 1998 purchase of ITK. The write-down resulted from the Company's March 2000 decision to discontinue development of the NetBlazer technology when the key technical members of the NetBlazer technology team elected to leave the Company and the Company concluded that it would not be able to successfully develop a competitive product from the technology. Accordingly, the Company determined that future undiscounted cash flows from the acquired ITK assets would be substantially reduced, and therefore, the carrying value of the acquired ITK assets would be impaired. (See
Note 3 to the Company's consolidated financial statements.)

In September 2000, the Company recorded a charge of $5.8 million reflecting a write-down of the remaining carrying value of identifiable intangible assets and goodwill associated with the Integrated Services Digital Network (ISDN) technology and some of the other long-lived assets acquired in the Company's July 1998 purchase of ITK. The write-down resulted from the Company's September 2000 decision to discontinue all business activities in the ISDN market. The Company determined that it did not have the capability to invest at the levels necessary to achieve significant market share in the ISDN market and, therefore, has discontinued development activities associated with the ISDN product lines. Accordingly, the Company determined that future undiscounted cash flows from the remaining acquired ITK intangible assets would be reduced and, therefore, the carrying value of the remaining acquired ITK intangible assets would be impaired.

ACQUISITION OF CENTRAL DATA CORPORATION

In July 1998, the Company acquired all of the outstanding common stock of CDC. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed, including estimated restructuring and integration costs of $0.8 million. (See Note 4 to the Company's consolidated financial statements.)

Although CDC did offer its own line of traditional serial port connectivity products, the Company's acquisition was made principally to acquire the USB technology under development by CDC. This USB technology, if successfully developed, would broaden the Company's product offerings to include this new, emerging industry-standard port technology. Management considers such a product offering integral to its future market share because the marketplace is migrating from the traditional serial I/O (input/output) technology (in which the Company has significant market share) to USB technology.

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

ACQUISITION OF CENTRAL DATA CORPORATION (CONTINUED)

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

Management estimated that $4.7 million of the purchase price represented the fair value of purchased in-process research and development related to the USB projects referred to above, that had not yet reached technological feasibility and had no alternative future uses. These amounts were expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The identifiable intangible assets of $9.8 million included in the purchase price allocation were comprised of proven technology with an estimated fair value of $9.4 million, and an assembled workforce with an estimated fair value of $0.4 million, which had estimated useful lives of five years and six years, respectively. The remaining unallocated purchase price represented goodwill in the amount of $9.7 million, which was being amortized over seven years.

The Company has developed the acquired in-process USB research and development and released USB products, with initial product revenues generated during November 1998. USB revenues of approximately $0.5 million and $0.3 million, for fiscal years 2000 and 1999, respectively, are included in revenues from the first release of certain USB products.

Actual revenues are below original projections due to delays in the release and marketing of certain USB products. The Company's efforts have been more heavily focused on the terminal server technologies, which had already been developed and were generating most of the post-acquisition CDC revenues, and accordingly, the original revenue projections for USB have not been realized. On October 2, 2000, the Company acquired Inside Out Networks, a leading developer of data connection products. The acquisition will allow the Company to offer the most competitive and complete USB product line in the industry. As Inside Out Networks is the market leader in USB, the Company expects that the USB products currently being sold will eventually be superceded by the Inside Out Networks USB product lines. However, the Company expects to continue to utilize the USB technology purchased in the CDC acquisition.

OTHER INCOME (EXPENSE)

Other income of $10.7 million in 2000 consisted primarily of an $8.0 million gain recognized when Nx Networks, which acquired AetherWorks Corporation, paid the note the Company had previously written off. (See Note 6 to the Company's consolidated financial statements.) In addition, the Company recognized $2.7 million from interest income on short-term investments and $0.6 million of miscellaneous other income. These items were partially offset by $0.7 million of interest expense on the Company's borrowings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE) (CONTINUED)

Other expense of $0.3 million in 1999 consisted primarily of $1.0 million of interest expense on lines of credit and long-term debt partially offset by $0.9 million of interest income on short-term investments. Other income for 1998 included primarily interest income on cash equivalents and a fiscal 1998 third-quarter reversal of a $1.4 million previously accrued obligation related to lease guarantees for AetherWorks Corporation. As discussed in the next item below, the obligation was reversed because the Company is no longer the primary guarantor for these leases.

AETHERWORKS CORPORATION
WRITE-OFF AND NOTE RECOVERY

In connection with the Company's previously purchased $13.8 million of convertible notes from AetherWorks Corporation, in May 1998 the Company exchanged such notes for a non-interest bearing $8.0 million non-convertible note and was released from all of its guarantees of certain lease obligations of AetherWorks. Due to significant uncertainty as to its collectibility, the $8.0 million note was recorded by the Company as having no carrying value. In March 2000, the Company received payment of $8.0 million, representing payment on the aforementioned non-convertible note of AetherWorks Corporation. The note was paid as a result of AetherWorks Corporation being acquired by Nx Networks, Inc.

INCOME TAXES

The Company recorded a $4.3 million tax benefit for 2000, and tax provisions of $4.8 million and $9.3 million for fiscal years 1999 and 1998, respectively. The tax benefit in 2000 is recorded at a rate less than the U.S. statutory rate primarily due to non-deductible charges and amortization, partially offset by the non-taxable gain recognized upon recovery of the AetherWorks Corporation note. For fiscal 1999, the Company recorded taxes at a rate in excess of the U.S. statutory rate primarily due to the amortization of the identifiable assets and goodwill acquired in the purchase of ITK and CDC which were not deductible for income tax reporting purposes. For fiscal 1998, the Company recorded a tax provision despite incurring a loss primarily due to the write-off of acquired in-process research and development which was not deductible for income tax reporting purposes.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's working capital increased from $59.9 million at September 30, 1999, to $78.1 million at September 30, 2000, as compared to an increase of $22.0 million, from $37.9 million to $59.9 million, at September 30, 1999 versus September 30, 1998, respectively. The Company maintains lines of credit with various financial institutions providing for borrowings of up to $14.5 million, depending upon levels of eligible accounts receivable and inventories. As of September 30, 2000, $3.1 million had been borrowed under these line of credit agreements.

Net cash provided by operating activities totaled $27.4 million during fiscal 2000 as compared to $33.3 million during fiscal 1999. The decrease in net cash provided by operations during fiscal 2000 was primarily due to less favorable operating results as compared to fiscal 1999. Net cash provided by operating activities totaled $33.3 million during fiscal 1999 as compared to $10.4 million during fiscal 1998. The increase in net cash provided by operations during fiscal 1999 was due primarily to improved collections on accounts receivables balances.

Investing activities in 2000 consisted of net investments of $6.4 million in marketable securities and purchases of $2.5 million of equipment, capital improvements and other intangible assets. In 1999 investing activities included net investments of $13.6 million in marketable securities and purchases of $4.8 million of equipment and capital improvements, and expansion of the Company's enterprise-wide Enterprise Resource Planning (ERP) software system. Investing activities in fiscal 1998 consisted of purchases of equipment, capital improvements and other intangible assets of $5.8 million, business acquisitions of $27.4 million and a $2.0 million investment in AetherWorks Corporation.

Financing activities consisted of payments on line of credit and debt obligations totaling $1.4 million, $5.9 million and $0.1 million for 2000, 1999 and 1998, respectively. These payments were partially offset by $1.5 million, $3.0 million and $2.8 million in 2000, 1999 and 1998, respectively, received from the exercise of employee stock options and employee stock purchase plan transactions. In 1999 and 1998, the Company also repurchased $0.8 million and $0.2 million, respectively, to repurchase shares of its common stock.

The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

Effective October 2, 2000, the Company acquired Inside Out Networks, a leading developer of data connection products based in Austin, Texas. The purchase price included an initial cash payment of $6.4 million, subject to possible post-closing adjustment, and additional contingent payments of up to $8.5 million over three years, depending upon whether Inside Out Networks achieves specific revenue and operating income targets during the next three years. The initial payment as well as any future additional contingent payments are expected to be paid using cash generated from operations. (See Note 17 to the Company's consolidated financial statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the "Euro." This action caused some of the Company's European transactions to be negotiated, invoiced, and paid in "Euros." The conversion will most likely add currency exchange costs and risks, although such costs and risks are not quantifiable at this time.

During 2000, the Company had approximately $46.1 million of net sales related to foreign customers, of which $41.0 million was denominated in U.S. dollars, $5.0 million was in Deutschemark- denominated sales, and $0.1 million was in Euro-denominated sales. During 2000, the average monthly exchange rate for the U.S. dollar to the Deutschemark dropped by approximately 17.0% from .5370 to
 .4455.

In future periods, a significant portion of sales will be made in Deutschemarks until full integration of the "Euro" is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

YEAR 2000 DISCLOSURE

The Company experienced no adverse systems effects of the Year 2000 issue. While market stabilization has occurred in the last half of fiscal 2000, the Company experienced some adverse operational effects from the Year 2000 issue as a result of the industry wide slowdown in sales in the first and second quarters of fiscal 2000. While the Company has not been able to quantify the effects of the Year 2000 sales impact versus other market factors, management believes that there will be no further material adverse effects on sales from the Year 2000 issue.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1 to the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material exposure to market risk from market risk sensitive financial instruments other than the currency risk associated with certain transactions being denominated in Deutschemarks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended September 30                                   2000                1999                 1998
                                                                    -------------        -------------        -------------
Net sales                                                           $ 132,524,630        $ 193,506,059        $ 182,931,670
Cost of sales                                                          62,871,689           95,313,636           88,539,156
                                                                    -------------        -------------        -------------
Gross margin                                                           69,652,941           98,192,423           94,392,514
Operating expenses:
  Sales and marketing                                                  34,423,150           43,844,557           38,334,312
  Research and development                                             20,174,918           21,847,230           15,917,125
  General and administrative                                           19,357,867           23,657,586           17,011,504
  Acquired in-process research and development                                                                   16,064,933
  Impairment loss                                                      26,146,300
  Restructuring                                                         1,381,642              607,398            1,020,000
                                                                    -------------        -------------        -------------
Total operating expenses                                              101,483,877           89,956,771           88,347,874
                                                                    -------------        -------------        -------------
Operating (loss) income                                               (31,830,936)           8,235,652            6,044,640
Other income (expense), net                                             2,667,816             (256,320)           1,818,286
AetherWorks Corporation gain                                                                                      1,350,000
AetherWorks Corporation note recovery                                   8,000,000
                                                                    -------------        -------------        -------------
(Loss) income before income taxes                                     (21,163,120)           7,979,332            9,212,926
Income tax (benefit) provision                                         (4,338,440)           4,787,599            9,284,020
                                                                    -------------        -------------        -------------
Net (loss) income                                                   $ (16,824,680)       $   3,191,733        $     (71,094)
                                                                    =============        =============        =============
Net (loss) income per common share,
  basic                                                             $       (1.12)       $        0.22        $       (0.01)
                                                                    =============        =============        =============
Net (loss) income per common share,
  assuming dilution                                                 $       (1.12)       $        0.22        $       (0.01)
                                                                    =============        =============        =============
Weighted average common shares, basic                                  15,061,774           14,696,057           13,729,765
                                                                    =============        =============        =============
Weighted average common shares,
  assuming dilution                                                    15,061,774           14,831,242           13,729,765
                                                                    =============        =============        =============

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

At September 30,
                                                                                        2000                     1999
                                                                                   -------------           --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $  38,785,936           $   20,963,607
     Marketable securities                                                            20,150,132               13,714,422
     Accounts receivable, net                                                         18,175,226               33,955,669
     Inventories, net                                                                 19,700,010               22,446,667
     Other                                                                             3,655,511                5,394,346
                                                                                   -------------           --------------
     Total current assets                                                            100,466,815               96,474,711
Property, equipment and improvements, net                                             24,408,384               30,242,877
Intangible assets, net                                                                16,397,744               47,804,611
Other                                                                                  1,649,252                1,807,829
                                                                                   -------------           --------------
     Total assets                                                                  $ 142,922,195           $  176,330,028
                                                                                   =============           ==============
LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit agreements                                       $   3,147,900           $    4,759,095
  Current portion of long-term debt                                                      330,305                  330,028
  Accounts payable                                                                     6,275,995               10,779,998
  Income taxes payable                                                                 1,328,481                5,274,181
  Accrued expenses:
     Advertising                                                                       1,143,565                2,461,437
     Compensation                                                                      1,862,517                6,078,230
     Other                                                                             6,760,841                6,357,348
  Restructuring reserves                                                               1,531,992                  488,298
                                                                                   -------------           --------------
Total current liabilities                                                             22,381,596               36,528,615
                                                                                   -------------           --------------
Long-term debt                                                                         7,081,396                9,205,918
Net deferred income taxes                                                                     --                3,431,133
                                                                                   -------------           --------------
Total liabilities                                                                     29,462,992               49,165,666
                                                                                   -------------           --------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value:  2,000,000 shares authorized; none outstanding
     Common stock, $.01 par value;  60,000,000 shares authorized;
     16,322,949 and 16,192,997 shares issued                                             163,229                  161,930
     Additional paid-in capital                                                       71,851,928               71,460,612
     Retained earnings                                                                61,409,861               78,234,541
     Accumulated other comprehensive income (loss)                                       166,750               (1,027,533)
                                                                                   -------------           --------------
                                                                                     133,591,768              148,829,550
Unearned stock compensation                                                              (89,618)                (339,686)
Treasury stock, at cost, 1,196,463 and 1,271,612 shares                              (20,042,947)             (21,325,502)
                                                                                   -------------           --------------
     Total stockholders' equity                                                      113,459,203              127,164,362
                                                                                   -------------           --------------
    Total liabilities and stockholders' equity                                     $ 142,922,195           $  176,330,028
                                                                                   =============           ==============

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended September 30,


                                                                                2000                   1999                1998
                                                                            ------------          -------------      --------------
Operating activities:
  Net (loss) income                                                         $(16,824,680)         $   3,191,733      $      (71,094)
  Adjustments to reconcile net (loss) income to
  cash provided by operating activities:
    Impairment loss                                                           26,146,300
    Acquired in-process research and development                                                                         16,064,933
    Restructuring                                                              1,381,642               (672,167)          1,020,000
    Depreciation of property and equipment                                     4,296,143              5,988,640           5,174,725
    Amortization of intangibles                                                8,463,573             12,807,568           3,665,879
    AetherWorks Corporation gain                                                                                         (1,350,000)
    Loss on sale of fixed assets                                                  85,809                243,524             159,498
    Provision for losses on accounts receivable                                1,150,068                179,366             708,992
    Provision for inventory obsolescence                                       1,632,685              6,218,261           3,414,270
    Deferred income taxes                                                     (5,234,720)            (2,119,056)         (1,251,611)
    Stock compensation                                                           164,909                582,981             895,401
    Changes in operating assets and liabilities:
      Accounts receivable                                                     12,792,380             12,359,264         (17,687,833)
      Inventories                                                                898,344             (1,618,415)           (569,839)
      Income taxes payable                                                    (3,943,276)             1,761,296             883,900
      Other assets                                                             3,546,641              2,228,897          (3,227,695)
      Accounts payable                                                        (2,829,261)            (3,822,046)            279,236
      Accrued expenses                                                        (4,362,890)            (4,025,827)          2,280,156
                                                                            ------------          -------------      --------------
         Total adjustments                                                    44,188,347             30,112,286          10,460,012
                                                                            ------------          -------------      --------------
         Net cash provided by operating activities                            27,363,667             33,304,019          10,388,918
                                                                            ------------          -------------      --------------

Investing activities:
  Purchase of property and equipment and certain other intangible assets      (2,544,171)            (4,759,893)         (5,816,163)
  Proceeds from sale of fixed assets                                                                    843,995
  Proceeds from sale of held-to-maturity marketable securities                76,531,426              7,000,000
  Purchase of held-to-maturity marketable securities                         (82,967,136)           (20,633,113)
  Business acquisitions, net of cash acquired                                                                           (27,356,560)
  Investment in AetherWorks Corporation                                                                                  (2,000,000)
                                                                            ------------          -------------      --------------
      Net cash used in investing activities                                   (8,979,881)           (17,549,011)        (35,172,723)
                                                                            ------------          -------------      --------------
Financing activities:
  Payments on long-term debt                                                    (859,264)            (1,072,747)            (73,000)
  Payments on line of credit                                                    (508,317)            (4,843,096)
  Proceeds from the issuance of long-term debt                                                                            2,064,865
  Purchase of treasury stock                                                                           (815,000)           (153,750)
  Stock option transactions                                                      937,723              2,381,422           2,310,572
  Employee stock purchase plan transactions                                      580,855                586,324             471,629
                                                                            ------------          -------------      --------------
      Net cash provided by (used in) financing activities                        150,997             (3,763,097)          4,620,316
                                                                            ------------          -------------      --------------
Effect of exchange rates changes on cash and cash equivalents                   (712,454)            (1,383,672)           (810,809)
Net increase (decrease) in cash and cash equivalents                          17,822,329             10,608,239         (20,974,298)
Cash and cash equivalents, beginning of period                                20,963,607             10,355,368          31,329,666
                                                                            ============          =============      ==============
Cash and cash equivalents, end of period                                    $ 38,785,936          $  20,963,607      $   10,355,368
                                                                            ============          =============      ==============
Supplemental Cash Flows Information:
Interest paid                                                               $    699,228          $     937,306      $      224,730
Income taxes paid                                                           $  4,358,892          $   3,742,898      $    7,463,578


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the years ended September 30, 2000, 1999 and 1998


                                                  Common Stock                  Treasury Stock                             Total
                                            ------------------------     --------------------------     Additional    Stockholders'
                                               Shares     Par Value        Shares          Value     Paid-in-Capital      Equity
                                            ----------    ----------     ---------    -------------  ---------------  -------------
Balances, September 30, 1997                14,727,256    $  147,273     1,269,492    $ (22,405,588)   $ 44,403,102   $  95,471,031
Issuance of stock for acquisitions             775,837         7,758                                     21,829,797      21,837,555
Purchase of treasury stock, at cost                                         15,000         (153,750)                       (153,750)
Employee stock purchase issuances                                          (37,398)         664,526        (192,897)        471,629
Issuance of stock options at below
   market prices                                                                                            977,697         895,401
Stock compensation
Issuance of stock upon exercise of
   stock options, net of withholding           287,882         2,879                                      2,307,742       2,310,621
Tax benefit realized upon exercise of
   stock options                                                                                          1,305,001       1,305,001
Forfeiture of stock options                                                                                (169,319)       (815,809)
Foreign currency translation adjustment
Net loss                                                                                                                    (71,095)
                                            ----------    ----------     ---------    -------------  ---------------  -------------
 Balances, September 30, 1998               15,790,975       157,910     1,247,094      (21,894,812)     70,461,123     121,250,585
Purchase of treasury stock, at cost                                        105,000         (815,000)                       (153,750)
Employee stock purchase issuances                                          (80,482)       1,384,310        (797,986)        471,629
Stock compensation
Issuance of stock upon exercise of
   stock options, net of withholding           402,022         4,020                                      2,377,402       2,310,621
Tax benefit realized upon exercise
   of stock options                                                                                         198,041       1,305,001
Forfeiture of stock options                                                                                (777,968)
Foreign currency translation adjustment                                                                                     815,809)
Net income                                                                                                                  (71,096)
                                            ----------    ----------     ---------    -------------  ---------------  -------------
Balances, September 30, 1999                16,192,997       161,930     1,271,612      (21,325,502)     71,460,612
Employee stock purchase issuances                                          (75,149)       1,282,555        (701,700)        580,855
Stock compensation
Issuance of stock upon exercise of
  stock options, net of withholding            129,952         1,299                                        936,424         937,723
Tax benefit realized upon exercise
  of stock options                                                                                          241,751         241,751
Forfeiture of stock options                                                                                 (85,159)
Foreign currency translation adjustment                                                                                   1,194,285
Net loss                                                                                                                (17,008,589)
                                            ----------    ----------     ---------    -------------  ---------------  -------------
Balances, September 30, 2000                16,322,949    $  163,229     1,196,463    $ (20,042,947)   $ 71,851,928   $ 113,275,248
                                            ==========    ==========     =========    =============  ==============   =============

The accompanying notes are an integral part of the consolidated financial statements.




                               Continued Next Page

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (CONTINUED)

For the years ended September 30, 2000, 1999 and 1998

                                                                                    Accumulated
                                                                 Unearned             Other            Total
                                                Retained           Stock           Comprehensive    Stockholders'   Comprehensive
                                                Earnings        Compensation       Income (Loss)       Equity       (Loss) Income
                                                --------        ------------       -------------       ------       -------------
Balances, September 30, 1997                 $  75,113,902    $ (1,787,658)                        $  95,471,031
Issuance of stock for acquisitions                                                                    21,837,555
Purchase of treasury stock, at cost                                                                     (153,750)
Employee stock purchase issuances                                                                        471,629
Issuance of stock options at below
   market prices                                                  (977,697)
Stock compensation                                                 895,401                               895,401
Issuance of stock upon exercise of
   stock options, net of withholding                                                                   2,310,621
Tax benefit realized upon exercise
   of stock options                                                                                    1,305,001
Forfeiture of stock options                                        169,319
Foreign currency translation adjustment                                          $   (815,809)          (815,809)        (815,809)
Net loss                                           (71,094)                                              (71,094)         (71,094)
                                             -------------    ------------       ------------      -------------    -------------
 Balances, September 30, 1998                   75,042,808      (1,700,635)          (815,809)       121,250,585    $    (886,903)
                                                                                                                    =============
Purchase of treasury stock, at cost                                                                     (815,000)
Employee stock purchase issuances                                                                        586,324
Stock compensation                                                 582,981                               582,981
Issuance of stock upon exercise of
   stock options, net of withholding                                                                   2,381,422
Tax benefit realized upon exercise
   of stock options                                                                                      198,041
Forfeiture of stock options                                        777,968
Foreign currency translation adjustment                                              (211,724)          (211,724)        (211,724)
Net income                                       3,191,733                                             3,191,733        3,191,733
                                             -------------    ------------       ------------      -------------    -------------
Balances, September 30, 1999                    78,234,541        (339,686)        (1,027,533)       127,164,362    $   2,980,009
                                                                                                                    =============
Employee stock purchase issuances                                                                        580,855
Stock compensation                                                 164,909                               164,909
Issuance of stock upon exercise of
   stock options, net of withholding                                                                     937,723
Tax benefit realized upon exercise
   of stock options                                                                                      241,751
Forfeiture of stock options                                         85,159
Foreign currency translation adjustment                                             1,194,283          1,194,283        1,194,283
Net loss                                       (16,824,680)                                          (16,824,680)     (16,824,680)
                                             -------------    ------------       ------------      -------------    -------------
Balances, September 30, 2000                 $  61,409,861    $    (89,618)      $    166,750      $ 113,459,203    $ (15,630,397)
                                             =============    ============       ============      =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

Digi International is a worldwide provider of data communications products delivering seamless connectivity solutions for peripheral server-based remote access and LAN markets. Digi's communications products support a broad range of server platforms and network operating systems that enable people to access information.

Digi's products are marketed through a global network of distributors, system integrators, original equipment manufacturers (OEMs), and value-added resellers
(VARs).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Those having original maturities in excess of three months are classified as marketable securities. Marketable securities consist of high-grade commercial paper and have maturities of less than one year. Marketable securities classified as held to maturity are carried at amortized cost. Gross unrealized holding gains and losses were $0 and $70,833, respectively, as of September 30, 2000, and were $10,561 and $5,383, respectively, as of September 30, 1999.

RESTRICTIONS ON MARKETABLE SECURITIES

The Company is required to maintain $5,000,000 deposited in a financial institution as a collateral pledge related to certain short-term borrowings at September 30, 2000. The collateral pledge is for a period of six months ending March 31, 2001.

REVENUE RECOGNITION

The Company recognizes revenue at the date that products are shipped to distributors or original equipment manufacturers. Sales to authorized domestic distributors and original equipment manufacturers are made with certain rights of return. Estimated reserves for future returns are established by the Company based on historical experience and current business factors and are charged against revenues in the same period as the corresponding sales are recorded. Estimated warranty costs are accrued based on historical experience and current business factors, and are recorded in the same period as the corresponding sales.

REVENUE RECOGNITION (CONTINUED)

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

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are carried at cost. Depreciation is provided by charges to operations using the straight-line method based on estimated useful lives.

Furniture and fixtures and other equipment are depreciated over a period of three to five years. Building improvements and buildings are depreciated over 10 and 39 years, respectively.

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

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at cost. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over estimated useful life periods ranging from five to 15 years. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the purchase. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of one to seven years.

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

INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Tax credits are accounted for under the flow-through method, which recognizes the benefit in the year in which the credit is utilized.

(LOSS)  INCOME PER COMMON SHARE

Basic net (loss) income per share is calculated based on the weighted average of common shares outstanding during the period. Net (loss) income per share, assuming dilution, is computed by dividing net (loss) income by the weighted average number of common and common equivalent shares outstanding. The Company's only common equivalent shares are those that result from dilutive common stock options.

The following table is a reconciliation of the numerators and denominators in the (loss) income per share calculations:

                                               Income (Loss)           Shares               Per Share
                                                (Numerator)          (Denominator)            Amount
                                                -----------          -------------            ------
For the year ended September 30, 2000
BASIC LOSS PER SHARE
  Income available to common stockholders     $ (16,824,680)          15,061,774            $  (1.12)
EFFECT OF DILUTIVE SECURITIES
  Common equivalent shares
                                              -------------           ----------            --------
DILUTED LOSS PER SHARE
 Income available to common stockholders      $ (16,824,680)          15,061,774            $  (1.12)

(LOSS) INCOME PER COMMON SHARE (CONTINUED)


                                                   Income (Loss)          Shares           Per Share
                                                     Numerator         (Denominator)         Amount
                                                     ---------         -------------         ------
For the year ended September 30, 1999

BASIC INCOME PER SHARE
  Income available to common stockholders          $  3,191,733          14,696,057          $   0.22

EFFECT OF DILUTIVE SECURITIES
  Common equivalent shares                                                  135,185
                                                   ------------          ----------          --------

DILUTED INCOME PER SHARE
   Income available to common stockholders         $  3,191,733          14,831,242          $   0.22


For the year ended September 30, 1998

BASIC LOSS PER SHARE
  Income available to common stockholders          $    (71,094)         13,729,765          $  (0.01)


EFFECT OF DILUTIVE SECURITIES
  Common equivalent shares
                                                   ------------          ----------          --------

DILUTED LOSS PER SHARE
   Income available to common stockholders         $    (71,094)         13,729,765          $  (0.01)

Common equivalent shares of 160,853 and 835,670 at September 30, 2000 and 1998, respectively, were not included in the computation of diluted earnings per share because their effect is antidilutive.

Options to purchase 1,230,224, 811,753, and 451,725 shares at September 30, 2000, 1999, and 1998, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

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

COMPREHENSIVE INCOME

For the Company, comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to the accumulated other comprehensive income (loss) account in stockholders' equity.

SEGMENT REPORTING

Operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally, makes operating decisions, and assesses performance. The Company operates in one reportable segment.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of FASB 133 to the Company's fiscal year ending September 30, 2001.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

No. 133" (FASB 138). FASB 138 addresses a limited number of FASB 133 implementation issues. The adoption of FASB 133, as amended by FASB 138, is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A replacement of FASB Statement No. 125" (FASB
140). FASB 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FASB Statement 125's provisions without reconsideration. FASB 140 is effective for the Company's fiscal year ending September 30, 2001. The adoption of FASB 140 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) -- Revenue Recognition in Financial Statements. This SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A and SAB 101B, must be adopted by the fourth quarter of the Company's fiscal year ending September 30, 2001. However, any effects of the SAB must be reflected retroactively to October 1, 2000 (the first day of fiscal year 2001). The Company has considered the effect of the guidance outlined in SAB 101 and does not believe that it will impact the Company's revenue recognition practices or consolidated financial statements.


2. ACQUISITIONS

In July 1998, the Company acquired all of the outstanding common stock of ITK International, Inc. (ITK). The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.

In July 1998, the Company acquired all of the outstanding common stock of Central Data Corporation (CDC). The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of ITK and CDC had occurred as of the beginning of fiscal 1998:

                                     1998
-----------------------------------------
Net sales                    $220,271,670
Net loss                     ($20,206,426)
Net loss per share                 ($1.36)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the year presented, nor are they necessarily indicative of results that will be obtained in the future.


3. IMPAIRMENT LOSS

In March 2000, the Company recorded a charge of $18,068,249 reflecting the write-down of the carrying value of all of the intangible assets associated with the NetBlazer technology and some of the goodwill acquired in the Company's July 1998 purchase of ITK. The write-down resulted from the Company's March 2000 decision to discontinue development of the NetBlazer technology when the key technical members of the NetBlazer technology team elected to leave the Company and the Company concluded that it would not be able to successfully develop a competitive product from the technology. Accordingly, the Company determined that future undiscounted cash flows from the acquired ITK assets would be substantially reduced and, therefore, the carrying value of the acquired ITK assets would be impaired.

The Company utilized a discounted cash flows valuation method as described in Statement of Financial Accounting Standards Board No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FASB 121), to measure the March 2000 adjustment to the carrying value of the acquired ITK intangible assets.

In September 2000, the Company recorded a charge of $8,078,051 reflecting a write-down of the remaining carrying value of identifiable intangible assets and goodwill associated with the Integrated Services Digital Network (ISDN) technology and some of the other long-lived assets acquired in the Company's July 1998 purchase of ITK. The write-down resulted from the Company's September 2000 decision to discontinue all business activities in the ISDN market. The Company determined that it did not have the capability to invest at the levels necessary to achieve significant market share in the ISDN market and, therefore, has discontinued development activities associated with the ISDN product lines. Accordingly, the Company determined that future undiscounted cash flows from the remaining acquired ITK intangible assets would be reduced and, therefore, the carrying value of the remaining acquired ITK intangible assets would be impaired. As a result of discontinuing business activities in the ISDN market, as well as the decision to restructure the European operations to a sales and marketing organization, the Company determined that its Dortmund, Germany facility (the Dortmund Facility), including certain furniture and fixture items, would no longer be needed to support operations. During September 2000, the Company began efforts to sell the Dortmund Facility. As a result of placing the Dortmund Facility on the commercial real estate market, the Company determined that the Dortmund Facility's fair market value was less than its carrying value. An independent appraisal of the Dortmund Facility was completed. Based on the results of this appraisal, the Company wrote-down the carrying value of the Dortmund Facility to its estimated fair market value as of September 30, 2000. The Company expects that the Dortmund Facility will be sold by the end of the second quarter of fiscal year 2001. Certain furniture and fixtures amounts at the Dortmund Facility have been written down to estimated fair value, given the actions taken by the Company as described above. The estimated fair value of the Dortmund Facility, including the furniture and fixtures, is $5.3 million and is classified as part of property, equipment and improvements on the Company's balance sheet at September 30, 2000.

The Company utilized a discounted cash flows valuation method as described in FASB 121 to measure the September 2000 adjustment to the carrying value of the remaining acquired ITK intangible assets. The Company utilized an independent appraisal to measure the September 2000 adjustment to the carrying value of the acquired ITK manufacturing facility. The September 2000 adjustment to carrying value of the acquired ITK furniture and fixtures was based on the Company's estimate of selling prices for the furniture and fixtures.

The write-down of the carrying value of the long-lived assets, as described in the previous paragraphs, consists of the following:


                                        Identifiable            Identifiable
                                      Intangible Assets       Intangible Assets
                                        and Goodwill            and Goodwill
                                       Associated with         Associated with
              Asset                     the NetBlazer             the ISDN            Other Long Lived              Total
           Description                   Technology              Technology                Assets              Impairment Loss
           -----------                -----------------       ------------------      ----------------         ---------------
Current technology                      $ 10,491,837            $ 2,241,167                                     $ 12,733,004

Assembled workforce                          252,646                670,484                                          923,130

Goodwill                                   7,323,766              2,852,737                                       10,176,503

Building -- Dortmund facility                                                           $ 1,955,366                1,955,366

Furniture and fixtures                                                                      358,297                  358,297
                                        ------------            -----------             -----------             ------------

Totals                                  $ 18,068,249            $ 5,764,388             $ 2,313,663             $ 26,146,300
                                        ============            ===========             ===========             ============

The Company realized $5,327,981 of tax benefits as a result of the elimination of the deferred tax liabilities associated with the identifiable intangible assets of ITK's NetBlazer and ISDN technologies, which were written off as described above.


4.  RESTRUCTURING

In September 2000, the Company's Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company's corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company's office in Bagshot, England. The charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and 2 positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684

4. RESTRUCTURING (CONTINUED)

of cancellation fees related to automobile leases, and maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. As of September 30, 2000, there had been no expenses paid relating to these restructuring accruals. Restructuring activities are expected to be completed by the end of the second quarter of fiscal 2001.

In March 1999, the Company's Board of Directors approved a restructuring plan related to the reorganization of sales and marketing functions in Germany, England and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The original related charge of $1,452,909 ($581,164 net of tax benefits) consisted of $151,038 of existing commitments for rent on facilities vacated by the Company in Hamburg, Nurnberg, and Frankfurt, Germany and $1,301,871 of termination payments associated with the elimination of 44 positions in Dortmund, Germany; Bagshot, England; Sunnyvale, California; and Minnetonka, Minnesota.

As of December 31, 1999, the Company had paid $906,299 of termination costs relating to the elimination of 33 positions. Restructuring activities were completed as of December 1999. During the second quarter of fiscal 2000, the final severance and termination expenses were paid, and the Company adjusted the remaining restructuring accrual to zero. In fiscal 2000, severance and termination costs of $146,767 and rent commitment payments of $7,312 were charged to the restructuring accrual. Changes in estimate for severance and termination costs of $124,937 and rent commitments of $13,160 were recorded as a reduction of the restructuring accrual with a corresponding increase to operating income during the year ended September 30, 2000.

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

The Company closed the Cologne facility in December 1998. As of December 31, 1999, the Company had paid $301,044 of termination costs relating to the elimination of two positions. Restructuring activities were completed as of June 1999. In the third quarter of fiscal 2000, the Company adjusted the remaining restructuring accrual to zero, as all obligations had been satisfied. In fiscal year 2000, rent commitment payments of $12,636 and payments of $27,646 for write-off of leasehold improvements were charged to the restructuring accrual. Changes in estimate for rent commitments of $2,573 and write-off of leasehold improvements of $9,680 were recorded as a reduction of the restructuring accrual with a corresponding increase to operating income during the year ended September 30, 2000.

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

The Company vacated the Chelmsford, Bristol, and Newbury facilities in March 1999, October 1998 and May 1999, respectively. Restructuring activities were completed as of June 1999. During the second quarter of fiscal 2000, the final severance, termination and facility closure costs were paid. In fiscal 2000, severance and termination costs of $5,217 and facility closure costs of $1,928 were charged against the restructuring accrual. Changes in estimate relating to severance and termination costs of $17,652 and facilities closures of $33,469 were recorded as a reduction in the restructuring accrual with corresponding offsets to goodwill during the year ended September 30, 2000.

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

The Company's restructuring activities are summarized as follows:

                                                                 BALANCE AT                              CHANGE IN      BALANCE AT
                                                                SEPTEMBER 30,                             ESTIMATE     SEPTEMBER 30,
                            DESCRIPTION                             1999       PROVISION     PAYMENTS    ADJUSTMENTS       2000
                            -----------                         -------------  ----------   ----------   -----------   -------------
September 2000 European Restructuring Plan:

    - Severance and termination costs                                          $1,252,531                               $  1,252,531

    - Office lease cancellation fees                                              134,227                                    134,227

    - Other lease cancellation fees and contractual payments                      100,684                                    100,684

    - Legal costs                                                                  44,550                                     44,550
                                                                -------------  ----------   ----------   -----------   -------------
          Subtotal                                                              1,531,992                                  1,531,992
                                                                -------------  ----------   ----------   -----------   -------------
March 1999 Sales and Marketing Restructuring Plan:

    - Severance and termination costs                            $    271,704               $ (146,767)   $ (124,937)              -

    - Rent commitments                                                 20,472                   (7,312)      (13,160)              -
                                                                -------------  ----------   ----------   -----------   -------------
          Subtotal                                                    292,176                 (154,079)     (138,097)              -
                                                                -------------  ----------   ----------   -----------   -------------
July 1998 European Restructuring Plan:

    - Rent commitments                                                 15,209                  (12,636)       (2,573)              -

    - Write-offs of leasehold improvements                             37,326                  (27,646)       (9,680)              -
                                                                -------------  ----------   ----------   -----------   -------------
          Subtotal                                                     52,535                  (40,282)      (12,253)              -
                                                                -------------  ----------   ----------   -----------   -------------
July 1998 ITK Acquisition Restructuring Plan:

    - Severance and termination costs                                  22,869                   (5,217)      (17,652)              -

    - Facility closures                                                35,397                   (1,928)      (33,469)              -
                                                                -------------  ----------   ----------   -----------   -------------
          Subtotal                                                     58,266                   (7,145)      (51,121)              -
                                                                -------------  ----------   ----------   -----------   -------------
July 1998 CDC Acquisition Restructuring Plan:

    - Severance and termination costs                                  85,321                  (88,661)        3,340               -
                                                                -------------  ----------   ----------   -----------   -------------
          Subtotal                                                     85,321                  (88,661)        3,340               -
                                                                -------------  ----------   ----------   -----------   -------------
Totals                                                           $    488,298  $1,531,992   $ (290,167)   $ (198,131)   $  1,531,992
                                                                -------------  ----------   ----------   -----------   -------------


5. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company operates in one reportable segment. The operations of the Company are primarily conducted in the Unites States, the Company's country of domicile. Geographic data, determined by reference to the location of the Company's operations for the years ended September 30, are as follows:

Revenue by geographic area:

                                                           Year Ended September 30,
                                          -------------------------------------------------------------
                                              2000                      1999                   1998
                                          ------------              ------------           ------------
United States                             $111,740,818              $164,329,109           $171,385,998
Europe                                      18,458,398                26,948,248              9,573,107
Asia                                         1,187,683                 1,249,157              1,205,606
Australia                                    1,137,731                   979,545                766,959
                                          ------------              ------------           ------------
                                          $132,524,630              $193,506,059           $182,931,670
                                          ============              ============           ============


Net long-lived assets by geographic area:

                                                        Year Ended September 30,
                                           ------------------------------------------------------------
                                               2000                      1999                    1998
                                           -----------               -----------            -----------
United States                              $35,232,754               $40,921,789            $48,218,876
Foreign                                      5,573,374                37,125,699             49,374,482
                                           -----------               -----------            -----------
Total net long-lived
assets                                     $40,806,128               $78,047,488            $97,593,358
                                           ===========               ===========            ===========

The Company's foreign export sales, primarily to Europe, comprised 34.8%, 34.8%, and 25.5% of net sales for the years ended September 30, 2000, 1999 and 1998, respectively.

During 2000, one customer accounted for 13.4% of net sales and 14.7% of the trade accounts receivable as of September 30, 2000, while another accounted for 10.0% of net sales and 25.4% of the trade accounts receivable as of September 30, 2000.

During 1999, one customer accounted for 15.4% of net sales and 8.7% of the trade accounts receivable as of September 30, 1999, while another accounted for 13.4% of net sales and 22.5% of the trade accounts receivable as of September 30, 1999.

During 1998, one customer accounted for 15.5% of net sales and 26.0% of the trade accounts receivable as of September 30, 1998, while another accounted for 13.7% of net sales and 10.0% of the trade accounts receivable as of September 30, 1998.


6. INVESTMENT IN AETHERWORKS CORPORATION

In May 1998, the Company exchanged its previously purchased $13,796,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, for a non-interest bearing $8,000,000 non-convertible note. As a part of the exchange, the Company relinquished its rights to any future technology or claims on any of AetherWorks' intellectual properties. In exchange, the Company was released from all of its guarantees of certain lease obligations of AetherWorks. As a result, the Company reversed its $1,350,000 accrual established in the fourth quarter of 1997, for the estimated cost related to its guarantee of such lease obligations and included such amount in AetherWorks Corporation gain for the year ended September 30, 1998.

Due to the significant uncertainty as to its collectibility, the $8,000,000 note was recorded by the Company as having no carrying value.

In March 2000, the Company received a payment of $8,000,000 from AetherWorks, representing payment on the aforementioned non-convertible note. The note was paid as a result of AetherWorks Corporation being acquired by Nx Networks, Inc. As a result of this payment, the Company recorded $8,000,000 of other income during the year ended September 30, 2000.

The Company leased to AetherWorks $1,325,000 of computer equipment under a three-year direct financing lease, expiring in August 2000. The lease contained an option for AetherWorks to acquire the equipment for $132,598 upon termination of the lease, and with 30 days' prior written notice. AetherWorks did not exercise its option to acquire the equipment, and the equipment was returned to the Company in September 2000.

7. SELECTED BALANCE SHEET DATA


                                                     2000              1999
                                                --------------    -------------
Accounts receivable, net:
Trade accounts receivable                       $   24,361,734    $  40,716,380
Less reserve for product returns
   and doubtful accounts                             6,186,508        6,760,711
                                                --------------    -------------
                                                $   18,175,226    $  33,955,669
                                                ==============    =============


Inventories, net:
  Raw materials                                 $   16,569,851    $  17,487,552
  Work in process                                    1,092,654        2,162,626
  Finished goods                                     6,111,130        7,335,755
                                                --------------    -------------
                                                    23,773,635       26,985,933
  Less reserve for obsolescence                      4,073,625        4,539,266
                                                --------------    -------------
                                                $   19,700,010    $  22,446,667
                                                ==============    =============


Property, equipment and improvements, net:
  Land                                           $   2,202,241    $   2,533,666
  Buildings                                         17,641,451       19,338,618
  Improvements                                       1,254,023          580,286
  Equipment                                         22,218,933       22,991,088
  Purchased software                                 9,504,099        8,872,121
  Furniture and fixtures                             1,505,238        1,462,338
                                                 -------------    -------------
                                                    54,325,985       55,778,117
Less accumulated depreciation                       29,917,601       25,535,240
                                                 -------------    -------------
                                                 $  24,408,384    $  30,242,877
                                                 =============    =============


Intangible assets, net:
  Purchased technology                           $   9,400,000    $  30,010,858
  License agreements                                 2,915,600        2,559,067
  Assembled workforce                                  400,000        1,800,000
  Other                                                698,369        1,228,225
  Goodwill                                          16,216,257       29,826,194
                                                 -------------    -------------

                                                    29,630,226       65,424,344
Less accumulated amortization                       13,232,482       17,619,733
                                                 -------------    -------------
                                                 $  16,397,744    $  47,804,611
                                                 =============    =============


8. BORROWINGS UNDER LINE OF CREDIT AGREEMENTS

The Company maintains lines of credit with various financial institutions which provide for borrowings of up to $14,497,000, depending upon levels of eligible accounts receivable and inventories. As of September 30, 2000 and 1999, $3,147,900 and $4,759,095 was borrowed under these line of credit agreements. These lines of credit agreements provide for interest rates ranging from 5.75% to 15.75% as of September 30, 2000 and 1999. In addition, the Company maintains $5,000,000 deposited in a financial institution as a collateral pledge related to certain short-term debt balances outstanding at September 30, 2000. This collateral is included in marketable securities at September 30, 2000. The collateral pledge is for a period of six months ending March 31, 2001.


9. LONG-TERM DEBT

Long-term debt consists of the following at September 30,

                                                                        2000                  1999
                                                                   -------------          -----------
5.5% fixed rate long-term collateralized note                      $   1,353,068          $ 1,688,260
5.2% fixed rate long-term collateralized note                            944,370            1,143,660
6.3% fixed rate long-term collateralized note                          3,194,044            4,356,800
6.0% fixed rate long-term uncollateralized notes                       1,618,920            1,960,560
5.0% to 10.6% subsidized long-term notes                                 301,299              386,666
                                                                   -------------         ------------
                                                                       7,411,701            9,535,946
Less current portion                                                     330,305              330,028
                                                                   -------------         ------------
                                                                   $   7,081,396           $9,205,918
                                                                   =============           ==========


Debt Maturity Schedule
Maturities as of September 30,


FISCAL
 YEAR             AMOUNT
------         -----------
2001           $   330,305
2002             1,518,187
2003               827,448
2004               348,967
2005               410,126
Thereafter       3,976,668
               -----------
Total           $7,411,701
                ==========

The 5.5% fixed rate long-term note is due on September 30, 2017, and is payable in semi-annual installments beginning September 2000. The 5.2% fixed rate long-term note is due on December 30, 2017, and is payable in semi-annual installments beginning June 2001. The 6.3% fixed rate long-term note is due on September 30, 2016, and is payable in semi-annual installments beginning March 2000. Interest on the notes is payable on a quarterly basis. These notes are collateralized by land, buildings and equipment with a carrying value of $5,074,872 of September 30, 2000. The 6.0% fixed rate long-term uncollateralized notes are due on November 5, 2001 ($1,169,220) and on September 15, 2003 ($449,700). Interest is payable annually on the 2001 note, and payable on a quarterly basis for the 2003 notes.

The subsidized long-term notes bear interest rates ranging from 5% to 10.6% and are due at various dates through 2006. All borrowings under these notes are uncollateralized.

The Company expects to pay all long-term debt associated with the facility in Dortmund, Germany upon the sale of the facility (see Note 3), which is expected to take place by the end of the second quarter of fiscal 2001. Total long-term debt related to the facility in Dortmund, Germany is $7,411,701 at September 30, 2000.


10. INCOME TAXES

The components of the (benefit) provision for income taxes for the years ended September 30, 2000, 1999, and 1998 are as follows:


                                     2000             1999                1998
                                 -----------      -----------         ----------
Currently payable:
Federal                           $  667,992      $ 6,201,277         $9,768,927
State                                228,288          705,378            766,704
Deferred                          (5,234,720)      (2,119,056)        (1,251,611)
                                 -----------      -----------         ----------
                                 $(4,338,440)     $ 4,787,599         $9,284,020
                                 ===========      ===========         ==========

The net deferred tax asset at September 30, 2000 and 1999 consists of the following:

                                                     2000                     1999
                                                 -----------             -----------
Valuation reserves                               $ 2,016,254             $ 3,059,266
Inventories                                          168,128                 228,442
Compensation costs                                   589,685                 600,991
Net operating loss carryforwards                   2,582,194               5,772,000
Intangible assets                                 (2,113,800)             (9,203,133)
                                                 -----------             -----------
Net deferred tax asset                           $ 3,242,461             $   457,566
                                                 ===========             ===========

The net deferred tax asset consists of the following at September 30:

                                                      2000                    1999
                                                 -----------             -----------
Current deferred tax asset                       $ 2,774,067             $ 3,888,699
Net non-current deferred tax asset                   468,394
Net non-current deferred tax liability                                    (3,431,133)
                                                 -----------             -----------
                                                 $ 3,242,461             $   457,566
                                                 ===========             ===========

As of September 30, 2000 and 1999, the Company's consolidated financial statements include $2,113,801 and $9,203,133, respectively, of deferred tax liabilities related to the identifiable intangible assets that were acquired as part of the ITK and CDC acquisitions.

Deferred tax liabilities of $5,327,981 were eliminated as a result of the write-off of the identifiable intangible assets of ITK during fiscal year 2000. (See Note 3.)

As of September 30, 2000 and 1999, the Company had federal net operating loss carryforwards of approximately $7.6 million and $14.8 million, respectively, which expire at various dates through 2011.

The reconciliation of the statutory federal income tax rate with the Company's effective income tax rate for the years ended September 30, 2000, 1999, and 1998 is as follows:

                                                                  2000              1999             1998
                                                                  ----              ----             ----
Statutory income tax rate                                        (34.0)%            35.0 %           35.0 %
Increase (reduction) resulting from:
  State taxes, net of federal benefits                            (0.7)              5.7              5.4
  Utilization of low income housing credits                       (1.9)             (5.0)            (3.9)
  AetherWorks Corporation recovery                               (12.9)
  Acquired in-process research and development                                                       61.0
  Impairment loss, net of deferred taxes                          13.1
  Non-deductible intangible amortization                           3.8              15.3              2.7
  Foreign operations                                               6.8               2.9              5.4
  Other                                                            5.3               6.1             (4.8)
                                                                  ----              ----            -----
                                                                 (20.5)%            60.0 %          100.8 %
                                                                 ======             ====            =====


11. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

The Company's stock option plan (the Stock Option Plan) provides for the issuance of nonstatutory stock options and incentive stock options (ISOs) to key employees and nonemployee board members holding less than 5% of the outstanding shares of the Company's common stock. The Company's Non-Officer Stock Option Plan (the Non-Officer Plan and, together with the Stock Option Plan, the Plans), provides for the issuance of nonstatutory stock options to key employees who are not officers or directors of the Company. Options granted under the plans will expire if unexercised after ten years from the date of grant.

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

During the years ended September 30, 2000, 1999, and 1998, 129,952, 402,022, and 287,882 shares of the Company's common stock, respectively, were issued upon the exercise of options for 129,952, 402,022, and 289,353 shares, respectively. The difference between shares issued and options exercised results from the provision in the Plans allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay tax withholding obligations through share reduction during fiscal 2000 or 1999. Withholding taxes paid by the Company as a result of the share withholding provision amounted to $28,871 during the year ended September 30, 1998.

During the year ended September 30, 1998 the Board of Directors authorized the issuance of incentive stock options for the purchase of 486,631 shares. In addition, during the year ended September 30, 1998 the Board of Directors authorized the issuance of nonstatutory stock options for the purchase of 543,461 shares, at prices below the market value of the stock on the grant dates.

The difference between the option price and market value at the date of grant for the above option arrangements has been recorded as additional paid-in capital with an offsetting debit within stockholders' equity to unearned stock compensation. The compensation expense related to these option grants is amortized to operations over the contractual vesting period in which employees perform services and amounted to $164,909 in 2000, $582,981 in 1999, and $895,401 in 1998.

Stock options and common shares reserved for grant under the Plans are as follows:

                                                                              Weighted
                                                                               Average
                                          Available For         Options       Price Per
                                              Grant           Outstanding       Share
                                          -------------       -----------     ---------
Balances, September 30, 1997                  1,224,449         1,916,108       $ 10.01


Additional shares approved for grant            750,000
Granted                                      (1,254,525)        1,254,525         15.96
Exercised                                                        (289,353)         8.56
Cancelled                                       150,013          (150,013)        12.79
                                             ----------        ----------
Balances, September 30, 1998                    869,937         2,731,267       $ 12.75

Granted                                      (1,019,100)        1,019,100          9.32
Exercised                                                        (402,022)         5.95
Cancelled                                     1,244,635        (1,244,635)        14.26
                                             ----------        ----------
Balances, September 30, 1999                  1,095,472         2,103,710       $ 11.50

Additional shares approved for grant            500,000
Granted                                      (1,158,450)        1,158,450          9.42
Exercised                                                        (129,952)         7.44
Cancelled                                       525,995          (529,498)        10.16
                                             ----------        ----------
Balances, September 30, 2000                    963,017         2,602,710       $ 11.05
                                             ==========        ==========

Commencing April 1996, the Company has sponsored an Employee Stock Purchase Plan (the Purchase Plan) which covers all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the plan were $580,855 in 2000, $586,324 in 1999, and $658,118 in 1998. Pursuant
to the Purchase Plan, 75,149, 80,482, and 37,398 shares were issued to employees during the fiscal years ended 2000, 1999 and 1998, respectively. As of September 30, 2000, 228,734 shares are available for future issuances under the Purchase Plan.


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

Had the Company used the fair-value-based method of accounting for its stock options granted in 2000, 1999 and 1998, and charged operations over the option vesting periods based on the fair value of options at the date of grant, net
(loss) income and net (loss) income per common share would have been changed to the following pro forma amounts:

                                                                  2000                   1999                 1998
                                                             ------------            -----------           -----------
Net (loss) income:
As reported                                                  $(16,824,680)           $ 3,191,733          $   (71,094)
Pro forma                                                    $(20,981,166)           $   281,852          $(3,244,655)


Net (loss) income per share - basic:
As reported                                                  $      (1.12)           $      0.22          $     (0.01)

Pro forma                                                    $      (1.39)           $      0.02          $     (0.24)

Net (loss) income per share - assuming dilution:
As reported                                                  $      (1.12)           $      0.22          $     (0.01)
Pro forma                                                    $      (1.39)           $      0.02          $     (0.24)

The weighted average fair value of options granted in fiscal years 2000, 1999 and 1998 was $11.05 $11.50, and $12.29, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Assumptions:                                2000      1999      1998
                                            ----      ----      ----
Risk free interest rate                     5.88%     5.75%     5.49%
Expected option holding period            4 years   4 years   4 years
Expected volatility                           50%       50%       60%
Expected dividend yield                         0         0         0


At September 30, 2000, the weighted average exercise price and remaining life of the stock options are as follows:

RANGE OF EXERCISE PRICES                            $2.36    $5.75-8.00  $8.875-13.125   $13.625-20.3438  $20.50-29.25     Total
                                                   ------    ----------  -------------   ---------------  ------------     -----
Total options outstanding                          13,135    1,322,351        707,050           263,445       296,729    2,602,710
Weighted average remaining contractual life
(years)                                              7.09         8.25           8.32              6.18          5.83         7.78
Weighted average exercise price                    $ 2.36     $   7.31     $    11.61       $     14.77     $   23.48   $    11.05
Options exercisable                                 8,722      463,755        195,122           166,096       232,884    1,066,579
Weighted average price of
exercisable options                                $ 2.36     $   7.77     $    10.65       $     15.10     $   23.46   $    12.82


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


14. COMMITMENTS

The Company has entered into various operating lease agreements, the last of which expires in fiscal 2013. Below is a schedule of future minimum commitments under noncancellable operating leases:


         FISCAL
          YEAR                         AMOUNT
         -------                       ------
          2001                      $1,072,294
          2002                         620,713
          2003                         156,834
          2004                          70,433
          2005                          59,760
        Thereafter                     488,038
                                    ----------
           Total                    $2,468,072
                                    ==========

14. COMMITMENTS (CONTINUED)

Total rental expense for all operating leases for the years ended September 30, 2000, 1999 and 1998 was $1,966,579, $1,838,242, and $1,786,715, respectively.


15. EMPLOYEE BENEFIT PLAN

The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code ("the Code"), whereby eligible employees may contribute up to 15% of their pre-tax earnings, not to exceed amounts allowed under the Code. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors.

The Company provided matching contributions of $508,000, $325,000, and $240,000 for the fiscal years ending September 30, 2000, 1999, and 1998, respectively.


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

On August 17, 2000, the Court granted defendants' motions for summary judgement and dismissed with prejudice the Consolidated Amended Complaint and the Louisiana Amended Complaint. Although the 21 lead plaintiffs in the consolidated putative class actions had previously moved for class certification, the Court dismissed the actions before ruling on that motion.

On September 1, 2000, the Louisiana State Employees Retirement System filed an appeal from the Court's August 17, 2000 decision. On September 14, 2000, the 21 lead plaintiffs in the consolidated putative class actions filed an appeal from both the Court's May 22, 1998 and August 17, 2000 decisions. The two appeals have been consolidated for briefing and argument, with briefing scheduled to be completed in January 2001, and oral argument to be held thereafter.

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


17. SUBSEQUENT EVENT

On October 2, 2000, the Company acquired Inside Out Networks (ION), a leading developer of data connections products based in Austin, Texas. The transaction is being accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed.

Components of the purchase consideration consist of $6,410,000 in cash, a purchase price adjustment based on the values of liabilities and net worth contained on the closing balance sheet of ION as of September 30, 2000, and contingent consideration of up to $8,500,000 over the subsequent three year period, subject to ION achieving specific revenue and operating income targets during this period. in exchange for all of the outstanding common and preferred stock of ION, including all shares underlying outstanding options and warrants.


18. FOURTH QUARTER FISCAL 1998 INFORMATION (UNAUDITED)

During the third quarter of fiscal year 1998, management of the Company established $3,000,000 of inventory valuation reserves including $1,000,000 which related to an estimated overstatement of inventories resulting from certain system difficulties encountered in connection with the implementation of a new enterprise-wide computer system during the third quarter, and $2,000,000 which related to estimated adjustments to the value of certain remote access server products which the Company believed were approaching technological obsolescence, primarily due to the expected introduction of the Company's new remote access server products in the fourth quarter of fiscal year 1998.

During the fourth quarter of 1998 the Company was advised by a third-party vendor that it would delay delivery of a new modem which was integral to the Company's planned introduction of its new remote access server products. When the Company became aware of this delay, management reassessed the estimated timing and effect of technological obsolescence on the value of its old remote access product inventories, which resulted in a $900,000 reduction in management's estimate of the required obsolescence provision in the fourth quarter.

In addition, in connection with its normal year-end closing procedures, the Company conducted a physical inventory count of its inventories as of September 30, 1998. This physical inventory count indicated that any previous inventory record discrepancies that had resulted from the system implementation were no longer impacting the Company's reported inventory balances as of September 30, 1998. Accordingly, the Company determined, during the fourth quarter of 1998, that the

18. FOURTH QUARTER FISCAL 1998 INFORMATION (UNAUDITED) (CONTINUED)

system difficulties encountered in the third quarter had been corrected and, therefore eliminated the related $1,000,000 provision during the fourth quarter.

REPORT OF MANAGEMENT


TO THE STOCKHOLDERS OF DIGI INTERNATIONAL INC.


     The Company's management is responsible for the integrity, objectivity and consistency of the financial information presented in this Annual Report on Form 10-K and the Company's 2000 Annual Report to Shareholders. The consolidated financial statements contained herein were prepared in accordance with generally accepted accounting principles and were based on informed judgments and management's best estimates as required. Financial information elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

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

     The Company's consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America. As part of their audits of the Company's consolidated financial statements, these independent accountants considered the Company's internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

     The Audit Committee of the Board of Directors is composed entirely of non-employee directors and is responsible for monitoring and overseeing the quality of the Company's accounting and reporting policies, internal controls and other matters deemed appropriate. The independent certified public accountants have free access to the Audit Committee without management present.


/s/ Joseph T. Dunsmore

Joseph T. Dunsmore
Chairman, President and
Chief Executive Officer

/s/ Subramanian Krishnan

Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer



December 21, 2000

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 55 present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries (the Company) at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 8, 2000

QUARTERLY FINANCIAL DATA (UNAUDITED)


In thousands except per share amounts                                        Quarter ended
                                                          -----------------------------------------------------
                                                           Dec. 31        Mar. 31        June 30       Sept. 30
                                                          --------       --------       --------       --------
2000
  Net sales                                               $ 40,140       $ 25,800       $ 32,354       $ 34,231
  Gross margin                                              22,175         12,273         17,175         18,030
  Impairment loss                                                          18,068                         8,078
  Restructuring                                                              (138)           (12)         1,532
  Net income (loss)                                          1,018        (13,282)         2,513         (7,074)
  Net income (loss) per share - basic                         0.07          (0.88)          0.17          (0.47)
  Net income (loss) per share - assuming dilution             0.07          (0.88)          0.17          (0.47)

1999
  Net sales                                               $ 51,395       $ 42,631       $ 51,145       $ 48,335
  Gross margin                                              26,491         18,478         27,147         26,076
  Restructuring                                                             1,453           (685)          (161)
  Net income (loss)                                            475         (2,251)         2,253          2,715
  Net income (loss) per share - basic                         0.03          (0.15)          0.15           0.18
  Net income (loss) per share - assuming dilution             0.03          (0.15)          0.15           0.18

1998
  Net sales                                               $ 42,590       $ 45,059       $ 46,449       $ 48,833
  Gross margin                                              21,369         23,066         24,559 (a)     25,399 (a)
  Acquired in-process research and development                                                           16,065
  Restructuring                                                                                           1,020
  AetherWorks Corporation gain                                                             1,350
  Net income (loss)                                          3,842          4,665          6,411        (14,989)
  Net income (loss) per share - basic                         0.28           0.35           0.47          (1.05)
  Net income (loss) per share - assuming dilution             0.27           0.33           0.45          (1.05)


The summation of quarterly net income per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

(a) see Note 18 to the Company's consolidated financial statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:


Name                                        Age               Position
----                                        ---               --------
Joseph T. Dunsmore                          42                Chairman, President and
                                                              Chief Executive Officer

Douglas J. Glader                           57                Executive Vice President and
                                                              General Manager of MiLAN Technology

Subramanian Krishnan                        46                Senior Vice President, Chief Financial Officer
                                                              and Treasurer

Bruce Berger                                40                Vice President and
                                                              Managing Director of European Operations

Mr. Dunsmore joined the Company on October 24, 1999, as President and Chief Executive Officer and as a member of the Board of Directors. Prior to joining Digi, Mr. Dunsmore had been Vice President of Access for Lucent Microelectronics, a telecommunications company, since July 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that, Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation since May 1983.

Mr. Glader was named Executive Vice President and General Manager of MiLAN Technology on May 8, 2000, Executive Vice President and Chief Operating Officer on April 19, 1999, Senior Vice President, Manufacturing Operations on April 23, 1997 and Vice President of Operations in February 1995. Before that, he was Director of Manufacturing and Operations for MiLAN Technology Corporation, which the Company acquired in November 1993. He began his career with Memorex Corporation and also worked for Measurex Corporation, Altus Corporation and Direct Incorporated. He founded and was Vice President of Operations for Greyhawk Systems, Inc., a manufacturer of electronic imaging hardware and software.

Mr. Krishnan was named Senior Vice President, Chief Financial Officer and Treasurer on February 1, 1999, prior to which he served as the Company's Controller since January 11, 1999. Prior to joining the Company, he served as a principal with LAWCO Financial, an investment banking firm in Minneapolis, MN from January 1997 to January 1999. Prior to LAWCO, he served for 13 years with the Valspar Corporation as the Director of Corporate Financial Planning and Reporting and Taxes and was primarily responsible for mergers, acquisitions and joint ventures.

Mr. Berger was named Vice President and Managing Director of European Operations in May 2000. Prior to joining the Company he served as Vice President and General Manager, Business Development at TeCom Incorporated where he was responsible for development of TeCom's original business plan,

PART III
development and implementation of the strategic plan and management of aspects of the business. Prior to TeCom his tenure included 11 years with AT&T Paradyne Corporation in a variety of product management positions, international sales and marketing and business development experience. At AT&T Paradyne, Mr. Berger was responsible for international sales channel development in Europe, Canada, Latin America, the Far East and Australia.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a)   Consolidated Financial Statements and Schedules of the Company


               1. Consolidated Statements of Operations for the fiscal years ended September 30, 2000, 1999 and 1998

                    Consolidated Balance Sheets as of September 30, 2000 and
                    1999

                    Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2000, 1999 and 1998

                    Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2000, 1999 and 1998

                    Notes to Consolidated Financial Statements

                    Report of Independent Accountants

               2.   Schedule of Valuation and Qualifying Accounts.


         (b)   Reports on Form 8-K

               There were no reports on Form 8-K during the quarter ended September 30, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K  (CONTINUED)

         (c)     Exhibits

         Exhibit
         Number            Description
         -------           ------------
         3(a)              Restated Certificate of Incorporation of the Company (1)

         3(b)              Amended and Restated By-Laws of the Company (2)

         4(a)              Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc.
                           and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank
                           Minnesota, National Association), as Rights Agent(3)

         4(b)              Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association
                           (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

         10(a)             Stock Option Plan of the Company (5)

         10(b) Form of indemnification agreement with directors and officers of the Company (6)

         10(c)             Amended and Restated Employment Agreement between the Company and John P. Schinas (7)

         10(d)             Employment Arrangement between the Company and Douglas Glader *(8)

         10(d)(i)          Amendment to Employment Agreement between the Company and Douglas Glader, dated as of
                           December 13, 2000*

         10(e)             Agreement between the Company and Subramanian Krishnan dated March 26, 1999*(9)

         10(e)(i)          Amendment to Agreement between the Company and Subramanian Krishnan dated November 20,
                           2000*

         10(f)             Employment Agreement between the Company and Joseph T. Dunsmore dated October 24,
                           1999*(10)

         10(g)             Agreement between the Company and Bruce Berger dated March 29, 2000*

         10(h)             Employee Stock Purchase Plan of the Company (11)

[FN]
-----------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K (CONTINUED)

         (c)      Exhibits (continued)

         Exhibit
         Number        Description
         -------       -----------

         13 2000 Annual Report to Stockholders (only those portions specifically incorporated by reference herein shall be deemed filed with the Securities and Exchange Commission)

         21            Subsidiaries of the Company

         22            Valuation and Qualifying Accounts Schedule

         23            Consent of Independent Accountants

         24            Powers of Attorney

         27            Financial Data Schedule

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

(6) Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-1 (File no. 33-30725).

(7) Incorporated by reference to Exhibit 10(c) to the Company's Form 10-K for the year ended September 30, 1994 (File no. 0-17972).

(8) Incorporated by reference to Exhibit 10(q) to the Company's Form 10-K for the year ended September 30, 1995 (File no. 0-17972).

(9) Incorporated by reference to Exhibit 10(k) to the Company's Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(10) Incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended September 30, 1999 (File no. 0-17972).

(11) Incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on January 31, 1996.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DIGI INTERNATIONAL INC.


  December 21, 2000        By:  /s/  Joseph T. Dunsmore
                                -----------------------
                                Joseph T. Dunsmore
                                President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  December 21, 2000             /s/  Joseph T. Dunsmore
                                -----------------------
                                Joseph T. Dunsmore
                                President, Chief Executive Officer, and Chairman
                                (Principal Executive Officer)


  December 21, 2000             /s/ Subramanian Krishnan
                                -----------------------
                                Subramanian Krishnan
                                Senior Vice President, Chief Financial Officer
                                and Treasurer
                                (Principal Financial and Accounting Officer)



JOSEPH T. DUNSMORE
RICHARD E. EICHHORN
KENNETH E. MILLARD
ROBERT S. MOE
MYKOLA MOROZ                    A majority of the Board of Directors*
MICHAEL SEEDMAN
DAVID STANLEY
JAMES TUCKER

*Subramanian Krishnan, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

  December 21, 2000             /s/ Subramanian Krishnan
                                -----------------------
                                Subramanian Krishnan
                                Attorney-in-fact

EXHIBIT INDEX

Exhibit                                   Description                                                  Page
-------                                   -----------                                                  ----
3(a)                Restated Certificate of Incorporation of the                               Incorporated by
                    Registrant, as amended                                                     Reference
3(b)                Amended and Restated By-Laws of the Registrant                             Incorporated by
                                                                                               Reference
4(a)                Form of Rights Agreement, dated as of June 10, 1998                        Incorporated by
                    between Digi International Inc. and Wells Fargo Bank                       Reference
                    Minnesota, National Association (formerly known as
                    Norwest Bank Minnesota, National Association), as
                    Rights Agent
4(b)                Amendment dated January 26, 1999, to Shares Rights                         Incorporated by
                    agreement, dated as of June 10, 1998 between Digi                          Reference
                    International Inc. and Wells Fargo Bank Minnesota,
                    National Association (formerly known as Norwest
                    Bank Minnesota, National Association), as Rights Agent
10(a)                Stock Option Plan of the Registrant                                       Incorporated by
                                                                                               Reference
10(b)               Form of indemnification agreement with directors                           Incorporated by
                    and officers of the Registrant                                             Reference
10(c)               Amended and Restated Employment Agreement between                          Incorporated by
                    the Registrant and John P. Schinas                                         Reference
10(d)               Employment Arrangement between the Registrant and                          Incorporated by
                    Douglas Glader                                                             Reference
10(d)(i)            Amendment to Employment Agreement between the                              Filed
                    Registrant and Douglas Glader, dated as of December 13, 2000               Electronically
10(e)               Agreement between the Registrant and Subramanian                           Incorporated by
                    Krishnan dated March 26, 1999                                              Reference
10(e)(i)            Amendment to the Agreement between the Registrant and                      Filed
                    Subramanian Krishnan dated November 20, 2000                               Electronically
10(f)               Employment Agreement between the Registrant and                            Incorporated by
                    Joseph T. Dunsmore, dated October 24, 1999                                 Reference
10(g)               Agreement between the Registrant and Bruce                                 Filed
                    Berger dated March 29, 2000                                                Electronically
10(h)               Employee Stock Purchase Plan of the Registrant                             Incorporated by
                                                                                               Reference
13                  2000 Annual Report to Stockholders                                         Filed
                                                                                               Electronically
21                  Subsidiaries of the Registrant                                             Filed
                                                                                               Electronically
22                  Valuation and Qualifying Accounts Schedule                                 Filed
                                                                                               Electronically
23                  Consent of Independent Accountants                                         Filed
                                                                                               Electronically
24                  Powers of Attorney                                                         Filed
                                                                                               Electronically
27                  Financial Data Schedule                                                    Filed
                                                                                               Electronically