Form 10-Q
period 2000-12-31
DIGI INTERNATIONAL INC
filed 2001-02-14
CIK 854775

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: December 31, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.

                         Commission file number: 0-17972

                             DIGI INTERNATIONAL INC.
                             -----------------------
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

                                 (952) 912-3444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

On February 12, 2001, there were 15,208,551 shares of the registrant's $.01 par value Common Stock outstanding.

================================================================================

                                      INDEX


                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Statement of Operations for
         the three months ended December 31, 2000 and 1999......................................   3

         Condensed Consolidated Balance Sheet as of
         December 31, 2000 and September 30, 2000...............................................   4

         Condensed Consolidated Statement of Cash Flows for
         the three months ended December 31, 2000 and 1999......................................   5

         Notes to Condensed Consolidated Financial
         Statements.............................................................................   6

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition.......................................... 11

         Forward-looking Statements............................................................. 15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk............................. 15

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................................... 16

ITEM 2.  Changes in Securities.................................................................. 17

ITEM 3.  Defaults Upon Senior Securities........................................................ 17

ITEM 4.  Submission of Matters to a Vote of Securities Holders.................................. 17

ITEM 5.  Other Information...................................................................... 17

ITEM 6.  Exhibits and Reports on Form 8-K....................................................... 18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                          2000              1999
                                                      ------------      ------------
Net sales                                             $ 34,443,149      $ 40,140,205
Cost of sales                                           16,282,069        17,965,228
                                                      ------------      ------------

Gross margin                                            18,161,080        22,174,977

Operating expenses:
  Sales and marketing                                    7,252,374         8,722,850
  Research and development                               4,558,023         5,766,262
  General and administrative                             4,792,359         6,190,939
  Restructuring                                           (182,038)               --
                                                      ------------      ------------
    Total operating expenses                            16,420,718        20,680,051
                                                      ------------      ------------

Operating income                                         1,740,362         1,494,926

Other income, net                                          988,627           461,825
                                                      ------------      ------------
Income before income taxes                               2,728,989         1,956,751
Income tax provision                                     1,364,495           939,240
                                                      ------------      ------------
Net income                                            $  1,364,494      $  1,017,511
                                                      ============      ============

Net income per common share, basic                    $       0.09      $       0.07
                                                      ============      ============

Net income per common share, assuming dilution        $       0.09      $       0.07
                                                      ============      ============

Weighted average common shares, basic                   15,166,642        14,967,793
                                                      ============      ============

Weighted average common shares, assuming dilution       15,184,697        15,337,788
                                                      ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                                                             December 31         September 30
                                                                 2000                2000
                                                            --------------      --------------
                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $    7,405,357      $   38,785,936
  Marketable securities                                         49,156,236          20,150,132
  Accounts receivable, net                                      20,746,645          18,175,226
  Inventories, net                                              20,534,208          19,700,010
  Other                                                          4,016,155           3,655,511
                                                            --------------      --------------
     Total current assets                                      101,858,601         100,466,815

Property, equipment and improvements, net                       24,075,301          24,408,384
Intangible assets, net                                          23,231,474          16,397,744
Other                                                            1,342,237           1,649,252
                                                            --------------      --------------
     Total assets                                           $  150,507,613      $  142,922,195
                                                            ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit agreements                $    2,377,000      $    3,147,900
  Current portion of long-term debt                                378,418             330,305
  Accounts payable                                               9,994,858           6,275,995
  Income taxes payable                                           2,610,369           1,328,481
  Accrued expenses:
    Advertising                                                  1,159,128           1,143,565
    Compensation                                                 3,221,208           1,862,517
    Other                                                        6,768,906           6,760,841
  Restructuring reserves                                           412,141           1,531,992
                                                            --------------      --------------
     Total current liabilities                                  26,922,028          22,381,596
Long-term debt                                                   7,283,809           7,081,396
Net deferred income taxes                                        1,485,000                  --
                                                            --------------      --------------
     Total liabilities                                      $   35,690,837      $   29,462,992

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none outstanding
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 16,360,148 and 16,322,949 shares issued            163,601             163,229
  Additional paid-in capital                                    71,860,145          71,851,928
  Retained earnings                                             62,774,355          61,409,861
  Accumulated other comprehensive (loss) income                   (300,692)            166,750
                                                            --------------      --------------
                                                               134,497,409         133,591,768
Unearned stock compensation                                        (50,558)            (89,618)
Treasury stock, at cost, 1,172,076 and 1,196,463 shares        (19,630,075)        (20,042,947)
                                                            --------------      --------------

    Total stockholders' equity                                 114,816,776         113,459,203
                                                            --------------      --------------
    Total liabilities and stockholders' equity              $  150,507,613      $  142,922,195
                                                            ==============      ==============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                      2000             1999
                                                                  ------------      ------------
 Operating activities:
     Net income                                                   $  1,364,494      $  1,017,511
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Restructuring                                                 (182,038)               --
        Depreciation and amortization                                2,675,447         3,842,867
        Provision for losses on accounts receivable                    285,137           192,910
        Provision for inventory obsolescence                           180,000           615,409
        (Gain) loss on sale of fixed assets                           (278,974)            8,084
        Stock compensation                                              29,634            50,700
        Changes in operating assets and liabilities                  1,519,582        (1,391,592)
                                                                  ------------      ------------
         Total adjustments                                           4,228,788         3,318,378
                                                                  ------------      ------------

          Net cash provided by operating activities                  5,593,282         4,335,889
                                                                  ------------      ------------
 Investing activities:
      Purchase of marketable securities, net                       (29,006,104)      (12,062,992)
      Business acquisition, net of cash acquired                    (6,980,821)               --
      Purchase of property, equipment,
            intangibles, and improvements                             (210,466)         (671,130)
                                                                  ------------      ------------

          Net cash used in investing activities                    (36,197,391)      (12,734,122)
                                                                  ------------      ------------
 Financing activities:
      (Payments) borrowings under line of credit agreements           (903,000)           26,780
      Principal payments on long-term debt                            (164,346)               --
      Stock benefit plan transactions, net                             423,199           969,661
                                                                  ------------      ------------

          Net cash (used in) provided by financing activities         (644,147)          996,441
                                                                  ------------      ------------
 Effect of exchange rate changes on cash and
   cash equivalents                                                   (132,323)          314,164
                                                                  ------------      ------------
 Net decrease in cash and cash equivalents                         (31,380,579)       (7,715,956)
 Cash and cash equivalents, beginning of period                     38,785,936        20,963,607
                                                                  ------------      ------------
 Cash and cash equivalents, end of period                         $  7,405,357      $ 13,247,651
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

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of December 31, 2000, and for the three months ended December 31, 2000 and 1999, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2. ACQUISITIONS

On October 2, 2000, the Company acquired Inside Out Networks (ION), a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of $7,295,244 has been allocated to the estimated fair value of assets acquired and liabilities assumed.

The Company may pay up to $8,500,000 of additional cash consideration for the purchase, subject to ION achieving specific revenue and operating income targets during the three years following the acquisition.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of ION had occurred as of the beginning of the fiscal year ended September 30, 2000:

                                                         2000
                                                     ------------
Net sales                                            $ 41,181,662
Net income                                           $    957,404
Net income per share                                 $       0.06

The unaudited pro-forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition been in effect for the period presented, nor are they necessarily indicative of results that will be obtained in the future.

3. RESTRUCTURING

In September 2000, the Company's Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company's corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company's office in Bagshot, England. The resulting charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and 2 positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. Restructuring activities are expected to be completed by the end of the second quarter of fiscal 2001.

As of December 31, 2000, the Company had paid $782,279 of termination costs relating to the elimination of 46 positions in Dortmund, Germany, and $61,377 relating to the elimination of 2 positions in Bagshot, England. An additional $22,163 was paid for cancellation fees in Dortmund, Germany, and $71,994 of expenses related to the closure of the Bagshot office were paid in the first quarter of fiscal 2001. Adjustments to the restructuring accrual relating to severance costs, due to unanticipated employee retention, were $153,885 for Dortmund, Germany, and were reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. Other changes in estimated restructuring expenses of $4,383 for cancellation fees and $23,770 for severance-related legal expenses were also shown as adjustments to the restructuring accrual, reducing the restructuring accrual and increasing operating income. A summary of payments and adjustments as of December 31, 2000 is included in the table below.

                                          Balance at                             Change in             Balance at
                                         September 30,                            Estimate            December 31,
          Description                        2000             Payments           Adjustments              2000
          -----------                    -------------        --------           -----------          ------------
Severance and termination costs           $1,252,531         $ (843,656)         $ (153,885)           $ 254,990
Closure of Bagshot Office                    134,227            (71,994)                 --               62,233
Cancellation fees                            100,684            (22,163)             (4,383)              74,138
Severance-related Legal Expenses              44,550                 --             (23,770)              20,780
                                          ----------         ----------          ----------            ---------
TOTAL                                     $1,531,992         $ (937,813)         $ (182,038)           $ 412,141

4. INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 2000 and September 30, 2000 consisted of the following:

                                     December 31, 2000      September 30, 2000
                                     -----------------      ------------------
         Raw materials                  $ 12,111,038           $ 12,496,226
         Work in process                   1,539,632              1,092,654
         Finished goods                    6,883,538              6,111,130
                                        ------------           ------------
                                        $ 20,534,208           $ 19,700,010
                                        ============           ============

5. COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders' equity.

Comprehensive income (loss) for the three months ended December 31, 2000 and 1999 was as follows:

                                               Three months ended
                                                   December 31
                                        -----------------------------------
                                            2000                   1999
                                        ------------           ------------
Net income                              $  1,364,494           $  1,017,511
Foreign currency
  translation adjustments                   (467,442)            (1,041,563)
                                        ------------           ------------
Comprehensive
  income (loss)                         $    897,052           $    (24,052)
                                        ============           ============

6. NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average of common shares outstanding during the period. Net income per share, assuming dilution, is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The Company's only common equivalent shares are those that result from dilutive common stock options.

The following table is a reconciliation of the numerators and denominators in the income per share calculations:

                                                     Income           Shares          Per Share
                                                   (Numerator)     (Denominator)        Amount
                                                   -----------     -------------      ---------
For the quarter ended December 31, 2000

BASIC INCOME PER SHARE
  Income available to common stockholders          $ 1,364,494      15,166,642          $ 0.09

EFFECTIVE OF DILUTIVE SECURITIES
  Common equivalent shares                                  --          18,055              --
                                                   -----------      ----------          ------
DILUTED INCOME PER SHARE
  Income available to common stockholders          $ 1,364,494      15,184,697          $ 0.09

                                                     Income           Shares          Per Share
                                                   (Numerator)     (Denominator)        Amount
                                                   -----------     -------------      ---------
For the quarter ended December 31, 1999

BASIC INCOME PER SHARE
  Income available to common stockholders          $ 1,017,511       14,967,793         $ 0.07

EFFECTIVE OF DILUTIVE SECURITIES
  Common equivalent shares                                  --          369,995             --
                                                   -----------       ----------         ------
DILUTED INCOME PER SHARE
  Income available to common stockholders          $ 1,017,511       15,337,788         $ 0.07

Options to purchase 2,475,152 and 534,091 shares at December 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares.

7. RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101)-Revenue Recognition in Financial Statements. This SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A and SAB 101B, must be adopted by the fourth quarter of the Company's fiscal year ending

September 30, 2001. However, any effects of the SAB must be reflected retroactively to October 1, 2000 (the first day of fiscal year 2001). The Company has considered the effect of the guidance outlined in SAB 101 and does not believe that it will impact the Company's revenue recognition practices or consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

                                       Three months               %
                                           ended               Increase
                                        December 31           (decrease)
                                   ----------------------     ----------
                                     2000          1999
                                   --------      --------
Net sales                             100.0         100.0        (14.2)%
Cost of sales                          47.3          44.8         (9.4)
                                   --------      --------       ------
Gross margin                           52.7          55.2        (18.1)
                                   --------      --------       ------
Operating expenses:
  Sales and marketing                  21.1          21.7        (16.9)
  Research and development             13.2          14.4        (21.0)
  General and administrative           13.9          15.4        (22.6)
  Restructuring                        (0.5)           --           --
                                   --------      --------       ------
Total operating expenses               47.7          51.5        (20.6)
                                   --------      --------       ------
Operating income                        5.0           3.7         16.4
Other income, net                       2.9           1.2        114.1
                                   --------      --------       ------
Income before income taxes              7.9           4.9         39.5
Income tax provision                    4.0           2.4         45.3
                                   --------      --------       ------
Net income                              3.9           2.5         34.1%
                                   ========      ========       ======

NET SALES

Net sales for the three months ended December 31, 2000, were lower than net sales for the corresponding three months ended December 31, 1999, by $5.7 million or 14.2%. Net sales of the Company's legacy asynchronous products generated revenues of $22.9 million for the three months ended December 31, 2000, versus $28.6 million for the three months ended December 31, 1999. Physical layer products sales increased in the three months ended December 31, 2000, resulting in increased revenues of $3.7 million versus the comparable quarter in 1999. Net sales of the Company's wide area network (WAN) products declined $3.7 million during the three months ended December 31, 2000, versus the comparable quarter last year. Digital remote access server (RAS) products comprised $2.0 million of the WAN decline during the three months ended December 31, 2000. Net sales of digital RAS products were $2.8 million for the three months ended December 31, 2000, compared to $4.8 million for the three months ended December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following table sets forth revenue by principal product group expressed as a percentage of net sales:

                                       Three months
                                    Ended December 31
                              ------------------------------
                                  2000              1999
                              ------------      ------------
Server Based                          81.9%             93.7%
Physical Layer                        18.1%              6.3%
                              ------------      ------------
Total                                100.0%            100.0%

GROSS MARGIN

Gross margin for the three months ended December 31, 2000 was 52.7%, compared to 55.2% for the three months ended December 31, 1999. The decline in margin is a result of product mix which includes a decline in the relative volume of higher margin asynchronous and RAS products to lower-margin physical layer products.

OPERATING EXPENSES

Operating expenses, excluding restructuring charges, for the three months ended December 31, 2000, decreased $4.1 million, or 19.7%, as compared to operating expenses for the three months ended December 31, 1999. Operating expenses for European operations decreased by $2.9 million in the first quarter of fiscal 2001, which is primarily attributable to the restructuring which the Company executed in the fourth quarter of fiscal 2000. Operating expenses decreased by an additional $2.0 million, due to ongoing cost containment measures. The Company incurred incremental operating expenses of $0.8 million as a result of the Inside Out Networks acquisition in October, 2000.

Sales and marketing expenses for the three months ended December 31, 2000, were $7.3 million, or 21.1% of sales, compared to $8.7 million, or 21.7% of sales, for the three months ended December 31, 1999. A decrease in compensation and related employee expenses, as well as lower levels of marketing activity in the first quarter of fiscal 2001, accounted for $1.6 million of the decrease in expense as compared to the first quarter of fiscal 2000. This decrease is due to reductions in the European workforce as a result of the restructuring in the fourth quarter of fiscal 2000, as well as an increase in unfilled positions versus the prior year. Incremental sales and marketing expenses related to Inside Out Networks were $0.2 million.

Research and development expenses were $4.6 million, or 13.2% of sales, compared with $5.8 million, or 14.4% of sales, for the three months ended December 31, 2000 and 1999, respectively. The Company has focused its research and development activities on the asynchronous, terminal server and RAS product lines. The elimination of research and development activities at the European operations resulted in a $0.6 million decrease. An additional $0.8 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

decrease resulted from open engineering positions. Incremental research and development expenses related to Inside Out Networks were $0.2 million.

General and administrative expenses for the three months ended December 31, 2000 were $4.8 million, or 13.9% of sales, compared to $6.2 million, or 15.4% of sales, for the three months ended December 31, 1999. In addition, general and administrative expense savings of approximately $0.5 million resulted from cost containment measures. General and administrative expenses declined by $1.4 million, primarily due to decreased amortization expense as a result of the fourth quarter of fiscal 2000 write-off of the acquired ITK International, Inc.
(ITK) intangible assets. General and administrative expenses related to Inside Out Networks were $0.5 million, which primarily consists of acquired intangible asset amortization.


OTHER INCOME

Other income was $1.0 million and $0.5 million for the three months ended December 31, 2000 and 1999, respectively. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.9 million and $0.8 million, respectively, for the first quarter ended December 31, 2000 and 1999. Interest expense on lines of credit and long term debt was $0.2 million and $0.5 million for the periods ended December 31, 2000 and 1999, respectively. Other income of $0.3 million and $0.2 million was realized in the first quarter of fiscal 2001 and fiscal 2000, respectively.


INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 50% for the three months ended December 31, 2000, versus 48% for the three months ended December 31, 1999. The effective rates exceed the U.S. statutory income tax rate primarily due to the annual amortization expense relating to the intangible assets acquired in the ITK, Central Data Corporation (CDC) and Inside Out Networks acquisitions which is not deductible for income tax reporting purposes.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. The Company's working capital decreased from $78.1 million at September 30, 2000, to $74.9 million at December 31, 2000.

Net cash provided by operating activities for the three months ended December 31, 2000, was $5.6 million, compared to net cash provided by operations of $4.3 million for the three months ended December 31, 1999. The increase in net cash provided by operations during the first quarter of fiscal 2001 was primarily due to changes in operating assets and liabilities resulting from improved

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

collections on accounts receivable balances, as well as increased balances related to accounts payable and accrued expense.

Net cash used in investing activities for the three months ended December 31, 2000 was $36.2 million versus $12.7 million during the comparable quarter a year ago. Net purchases of marketable securities were $29.0 million in the first quarter of fiscal 2001, compared to $12.0 million during the first quarter of fiscal 2000. In October 2000, the Company acquired Inside Out Networks, resulting in a net cash outflow of approximately $7.0 million. Purchases of equipment and capital improvements were $0.2 million and $0.7 million for the quarters ended December 31, 2000 and 1999, respectively.

Net cash used in financing activities for the three month period ended December 31, 2000, was $0.6 million, compared to $1.0 million of net cash provided by financing activities for the three month period ended December 31, 1999. Principal payments on line of credit and long-term debt obligations were $1.1 million during the first quarter of fiscal 2001, with no corresponding payments made during the first quarter of fiscal 2000. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $0.4 million and $1.0 million for the quarters ended December 31, 2000 and 1999, respectively.

The Company's management believes that current financial resources, cash generated from operations and the Company's potential capacity for additional debt and/or equity financing will be sufficient to fund current and future capital requirements.


FOREIGN CURRENCY

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the "Euro." All invoicing activity within the European Union is required to be transacted in Euros, effective January 1, 2002. This action will cause some of the Company's European transactions to be negotiated, invoiced and paid in Euros. Additional currency risk may exist when sales from the United States into the European Union are transacted in Euros rather than U.S. dollars. Such costs and risks are not quantifiable at this time.

The Company continues to hold long term debt denominated in Deutschemarks at its Dortmund, Germany (ITK) location, related to the facility in Dortmund. This debt balance is subject to fluctuations as a result of Deutschemark exchange rate changes.

For the three months ended December 31, 2000, the Company had approximately $10.3 million of net sales related to foreign customers, of which $8.6 million was denominated in U.S. dollars and $1.7 million was denominated in Deutschemarks.

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

On September 1, 2000, the Louisiana State Employees Retirement System filed an appeal from the Court's August 17, 2000 decision. On September 14, 2000, the 21 lead plaintiffs in the consolidated putative class actions filed an appeal from both the Court's May 22, 1998 and August 17, 2000 decisions. The two appeals have been consolidated for briefing and argument, with briefing completed in February 2001, and oral argument to be scheduled at a subsequent date.

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

(a)  Exhibits:

Exhibit
Number            Description
-------           -----------

  3(a)            Restated Certificate of Incorporation of the Registrant, as
                  Amended (1)

  3(b)            Amended and Restated By-Laws of the Registrant (2)

  4(a) Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

  4(b) Amendment dated January 26, 1999, to Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent
                  (4)

 10(e)(i) Amendment between the Company and Subramanian Krishnan dated February 5, 2001*

 10(i)            2000 Omnibus Stock Plan of the Company (5)


(b)  Reports on Form 8-K:

                  Form 8-K, dated October 13, 2000, regarding the Company's acquisition of Inside Out Networks on October 2, 2000.

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)


(1) Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-1 (File no. 33-42384).

(3) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).

(4) Incorporated by reference to Exhibit 1 to Amendment 1 to the Company's Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

(5) Incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on January 24, 2001 (File no. 0-17972).

                                  EXHIBIT INDEX

Exhibit           Document
Number            Description                                                                   Form of Filing
-------           -----------                                                                   --------------
  3(a)            Restated Certificate of Incorporation of the Registrant, as
                  Amended (incorporated by reference to the corresponding
                  exhibit number to the Company's Form 10-K for the year ended
                  September 30, 1993 (File No. 0-17972))..................................    Incorporated by Reference

  3(b)            Amended and Restated By-Laws of the Registrant (incorporated by reference to the corresponding exhibit number to the
                  Company's Registration Statement on Form S-1 (File No.
                  33-42384))..............................................................    Incorporated by Reference

  4(a)            Form of Rights Agreement, dated as of June 10, 1998 between
                  Digi International, Inc. and Wells Fargo Bank Minnesota,
                  National Association (formerly known as Norwest Bank
                  Minnesota, National Association), as Rights Agent
                  (incorporated by reference to Exhibit 1 to the Company's
                  Registration Statement on Form 8-A dated June 24, 1998 (File
                  No. 0-17972))...........................................................    Incorporated by Reference

  4(b)            Amendment dated January 26, 1999, to Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells
                  Fargo Bank Minnesota, National Association (formerly known as
                  Norwest Bank Minnesota, National Association), as Rights Agent
                  (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A dated
                  February 5, 1999 (File No. 0-17972))....................................    Incorporated by Reference

 10(e)(i)         Amendment between the Company and Subramanian Krishnan dated
                  February 5, 2001........................................................    Electronic Transmission

 10(i)            2000 Omnibus Stock Plan of the Company..................................    Incorporated by Reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIGI INTERNATIONAL INC.


Date:  February 14, 2001            By:  /s/ Subramanian Krishnan
                                       -----------------------------------
                                       Subramanian Krishnan
                                       Senior Vice President,
                                       Chief Financial Officer
                                       and Treasurer (duly authorized
                                       officer and Principal Financial Officer)