Form 10-Q
period 2001-03-31
DIGI INTERNATIONAL INC
filed 2001-05-15
CIK 854775

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: March 31, 2001.

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

On May 9, 2001, there were 15,241,617 shares of the registrant's $.01 par value Common Stock outstanding.
--------------------------------------------------------------------------------

                                      INDEX


PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS                                                    Page
                                                                                       ----

               Condensed Consolidated Statement of Operations for
               the three months and six months ended
               March 31, 2001 and 2000................................................  3

               Condensed Consolidated Balance Sheet as of
               March 31, 2001 and September 30, 2000..................................  4

               Condensed Consolidated Statement of Cash Flows for
               the six months ended March 31, 2001 and 2000...........................  5

               Notes to Condensed Consolidated Financial
               Statements.............................................................  6


ITEM 2.        Management's Discussion and Analysis of
               Results of Operations and Financial Condition.......................... 11

               Forward-looking Statements............................................. 16

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk............. 17


PART II.       OTHER INFORMATION
--------       -----------------

ITEM 1.        Legal Proceedings...................................................... 18

ITEM 2.        Changes in Securities.................................................. 19

ITEM 3.        Defaults Upon Senior Securities........................................ 19

ITEM 4.        Submission of Matters to a Vote of Securities Holders.................. 19

ITEM 5.        Other Information...................................................... 19

ITEM 6.        Exhibits and Reports on Form 8-K....................................... 20

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)




                                                         Three months ended March 31     Six months ended March 31
                                                         ---------------------------     -------------------------
                                                            2001             2000           2001            2000
                                                         -----------    ------------    ------------    ------------
Net sales                                               $ 33,037,854    $ 25,799,765    $ 67,481,003    $ 65,939,970
Cost of sales                                             15,839,973      13,526,558      32,122,042      31,491,787
                                                        ------------    ------------    ------------    ------------
Gross margin                                              17,197,881      12,273,207      35,358,961      34,448,183
Operating expenses:
     Sales and marketing                                   8,018,534       8,591,604      15,270,909      17,314,455
     Research and development                              5,049,909       5,313,061       9,607,932      11,079,322
     General and administrative                            3,620,756       4,864,484       8,413,114      11,055,425
     Impairment loss                                              --      18,068,249              --      18,068,249
     Restructuring                                           (47,731)       (138,467)       (229,769)       (138,467)
                                                        ------------    ------------    ------------    ------------
          Total operating expenses                        16,641,468      36,698,931      33,062,186      57,378,984
                                                        ------------    ------------    ------------    ------------

Operating income (loss)                                      556,413     (24,425,724)      2,296,775     (22,930,801)

Other income                                                 491,706       8,688,720       1,480,333       9,150,545
                                                        ------------    ------------    ------------    ------------

Income (loss) before income taxes                          1,048,119     (15,737,004)      3,777,108     (13,780,256)
Income tax provision (benefit)                               492,831      (2,455,067)      1,857,326      (1,515,827)
                                                        ------------    ------------    ------------    ------------
Net income (loss)                                       $    555,288    $(13,281,937)   $  1,919,782    $(12,264,429)
                                                        ============    ============    ============    ============

Net income (loss) per common share, basic               $       0.04    $      (0.88)   $       0.13    $      (0.82)
                                                        ============    ============    ============    ============
Net income (loss) per common share, assuming dilution   $       0.04    $      (0.88)   $       0.13    $      (0.82)
                                                        ============    ============    ============    ============

Weighted average common shares, basic                     15,207,896      15,062,575      15,187,269      15,015,184
                                                        ============    ============    ============    ============
Weighted average common shares, assuming dilution         15,215,892      15,062,575      15,199,649      15,015,184
                                                        ============    ============    ============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000



                                                               March 31     September 30
                                                                 2001             2000
                                                            -------------    -------------
                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $  20,219,461    $  38,785,936
  Marketable securities                                        34,105,255       20,150,132
  Accounts receivable, net                                     22,044,745       18,175,226
  Inventories, net                                             20,602,282       19,700,010
  Other                                                         3,925,247        3,655,511
                                                            -------------    -------------
    Total current assets                                      100,896,990      100,466,815

Property, equipment and improvements, net                      23,256,665       24,408,384
Intangible assets, net                                         21,910,824       16,397,744
Other                                                           1,473,915        1,649,252
                                                            -------------    -------------
    Total assets                                            $ 147,538,394    $ 142,922,195
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit agreements                $   2,709,000    $   3,147,900
  Current portion of long-term debt                               203,388          330,305
  Accounts payable                                              7,792,528        6,275,995
  Income taxes payable                                          1,017,551        1,328,481
  Accrued expenses:
    Advertising                                                 1,222,128        1,143,565
    Compensation                                                3,723,381        1,862,517
    Other                                                       6,873,815        6,760,841
  Restructuring reserves                                           60,620        1,531,992
                                                            -------------    -------------
     Total current liabilities                                 23,602,411       22,381,596

Long-term debt                                                  6,914,943        7,081,396
Net deferred income taxes                                       1,395,666               --
                                                            -------------    -------------
   Total liabilities                                           31,913,020       29,462,992

Commitments and contingency
Stockholders' equity:
  Preferred stock, $.01 par value:  2,000,000 shares
   authorized; none outstanding
  Common stock, $.01 par value:  60,000,000 shares
   authorized; 16,361,379 and 16,322,949 issued                   163,613          163,229
  Additional paid-in capital                                   71,626,319       71,851,928
  Retained earnings                                            63,329,643       61,409,861
  Accumulated other comprehensive (loss) income                  (186,055)         166,750
                                                            -------------    -------------
                                                              134,933,520      133,591,768
  Unearned stock compensation                                     (19,668)         (89,618)
  Treasury stock, at cost, 1,151,899 and 1,196,463 shares     (19,288,478)     (20,042,947)
                                                            -------------    -------------

    Total stockholders' equity                                115,625,374      113,459,203
                                                            -------------    -------------

    Total liabilities and stockholders' equity              $ 147,538,394    $ 142,922,195
                                                            =============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                       2001            2000
                                                                  ------------    ------------
Operating activities:
  Net income (loss)                                               $  1,919,782    $(12,264,429)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Asset impairment                                                        --      18,068,249
    Restructuring                                                     (229,769)       (138,467)
    Depreciation and amortization                                    4,799,079       7,679,559
    Provision for losses on accounts receivable                        215,024         326,462
    Provision for inventory obsolescence                               365,000       1,292,899
    (Gain) loss on sale of fixed assets                                 (1,315)          7,879
    Stock compensation                                                  57,278          94,164
    Changes in operating assets and liabilities                     (3,652,272)       (423,991)
                                                                  ------------    ------------
      Total adjustments                                              1,553,025      26,906,754
                                                                  ------------    ------------
      Net cash provided by operating activities                      3,472,807      14,642,325
                                                                  ------------    ------------

Investing activities:
  Purchase of marketable securities, net                           (13,955,123)    (13,964,173)
  Business acquisition, net of cash acquired                        (7,236,422)
  Purchase of property, equipment, intangibles and improvements       (611,669)     (1,570,960)
                                                                  ------------    ------------
      Net cash used in investing activities                        (21,803,214)    (15,535,133)
                                                                  ------------    ------------

Financing activities:
  (Payments) borrowings under line of credit agreements               (462,200)         85,539
  Principal payments on long-term debt                                (330,691)       (140,040)
  Stock benefit plan transactions, net                                 533,461       1,213,101
                                                                  ------------    ------------
      Net cash (used in) provided by financing activities             (259,430)      1,158,600
                                                                  ------------    ------------

Effect of exchange rate changes on cash and cash equivalents            23,362        (596,614)
                                                                  ------------    ------------
Net decrease in cash and cash equivalents                          (18,566,475)       (330,822)
Cash and cash equivalents, beginning of period                      38,785,936      20,963,607
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $ 20,219,461    $ 20,632,785
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

The condensed consolidated financial statements presented herein as of March 31, 2001, and for the three and six months ended March 31, 2001 and 2000, reflect, in the opinion of management, all adjustments (which, other than the second quarter 2000 impairment loss, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.


2.  ACQUISITION

On October 2, 2000, the Company acquired Inside Out Networks (ION), a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of $7,550,844 has been allocated to the estimated fair value of assets acquired and liabilities assumed.

The Company may be required to pay up to $8,500,000 of additional cash consideration for the purchase subject to ION achieving specific revenue and operating income targets during the three years following the acquisition.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of ION had occurred as of the beginning of the fiscal year ended September 30, 2000:


                                           2000
                                         --------
                             Three months         Six months
                            ended March 31      ended March 31
                            --------------      --------------
Net sales                    $ 26,576,446        $ 67,758,108
Net loss                      (13,467,875)        (12,510,471)
Net loss per share           $      (0.89)       $      (0.83)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of results that will be obtained in the future.


3.  RESTRUCTURING

In September 2000, the Company's Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company's corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company's office in Bagshot, England. The resulting charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and 2 positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. Restructuring activities were originally expected to be completed by the end of the second quarter of fiscal 2001. Final facility closure costs and cancellation fees are now expected to be paid during the third quarter of fiscal year 2001.

As of March 31, 2001, the Company had paid $1,001,314 of termination costs relating to the elimination of 67 positions in Dortmund, Germany, and $78,007 relating to the elimination of 2 positions in Bagshot, England. The Company paid $114,806 of costs related to the Bagshot office closure during the 6 months ended March 31, 2001. The Company paid $47,476 for cancellation fees related to automobile leases, maintenance contracts, and office equipment leases during the 6 months ended March 31, 2001. The remaining accruals for closure of the Bagshot office and cancellation fees of $19,421 and $41,199, respectively, relate to expected facility closure costs in Bagshot, UK and Dortmund, Germany.

Change in estimate adjustments related to the severance component of the restructuring accrual totaling $173,210 were recorded in the second quarter of fiscal year 2001 because the Company made a decision to retain six employees who had previously been notified that they would be severed. In addition, change in estimate adjustments totaling $12,009 and $44,550, respectively, were recorded relating to the estimated cancellation fees and the legal costs components of the accrual. These change in estimate adjustments were reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. A summary of payments and adjustments for the six months ended March 31, 2001 is included in the table below.

-------------------------------------------------------------------------------------------------
                              Balance at                            Change in          Balance
                             September 30,                           Estimate        at March 31,
Description                     2000              Payments         Adjustments          2001
-------------------------------------------------------------------------------------------------
Severance and
termination
costs                        $1,252,531        $(1,079,321)       $ (173,210)        $         -
-------------------------------------------------------------------------------------------------
Closure of
Bagshot office                  134,227           (114,806)                 -             19,421
-------------------------------------------------------------------------------------------------
Cancellation
fees                            100,684            (47,476)          (12,009)             41,199
-------------------------------------------------------------------------------------------------
Severance-
related legal
expenses                         44,550                   -          (44,550)                  -
-------------------------------------------------------------------------------------------------

TOTAL                        $1,531,992        $(1,241,603)       $ (229,769)        $    60,620
-------------------------------------------------------------------------------------------------


4.   INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 2001 and September 30, 2000 consisted of the following:

                                        March 31, 2001        September 30, 2000
                                        --------------        ------------------
        Raw materials                   $12,990,076               $12,496,226
        Work in process                   1,138,948                 1,092,654
        Finished goods                    6,473,258                 6,111,130
                                        -----------               -----------
                                        $20,602,282               $19,700,010
                                        ===========               ===========


5.  COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders' equity.

Comprehensive income (loss) for the three months and six months ended March 31, 2001 and 2000 was as follows:

                                Three months ended              Six months ended
                                      March 31                       March 31
                            ---------------------------    ----------------------------
                                2001           2000            2001            2000
                            ------------   ------------    ------------    ------------
Net income (loss)           $    555,288   $(13,281,937)   $  1,919,782    $(12,264,429)
Foreign currency
  translation adjustments        114,637        (40,763)       (352,805)     (1,082,326)
                            ------------   ------------    ------------    ------------
Comprehensive
  Income (loss)             $    669,925   $(13,322,700)   $  1,566,977    $(13,346,755)
                            ============   ============    ============    ============



6.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding. The Company's only common equivalent shares are those that result from dilutive common stock options.

The following table is a reconciliation of the numerators and denominators in the income (loss) per share calculations:

                                              Three months ended March 31                     Six months ended March 31
                                       ------------------------------------------      -------------------------------------------
                                         Income             Shares       Per Share        Income          Shares         Per Share
                                       (Numerator)      (Denominator)      Amount      (Numerator)      (Denominator)      Amount
                                       -----------      -------------      ------      -----------      -------------    ---------
2001
Basic income per share
  Net income                          $     555,288        15,207,896    $  0.04       $  1,919,782      15,187,269     $  0.13
Effect of dilutive securities
  Common equivalent shares                        -             7,996          -                  -          12,380           -
                                      -------------        ----------    -------       ------------      ----------     -------
Diluted income per share
   Net income                         $     555,288        15,215,892    $  0.04       $  1,919,782      15,199,649     $  0.13

2000
Basic loss per share
  Net loss                            $ (13,281,937)       15,062,575    $ (0.88)      $(12,264,429)     15,015,184     $ (0.82)
Effect of dilutive securities
  Common equivalent shares                        -                 -          -                  -               -           -
                                      -------------        ----------    -------       ------------      ----------     -------
Diluted loss per share
   Net loss                           $ (13,281,937)       15,062,575    $ (0.88)      $(12,264,429)     15,015,184     $ (0.82)


Options to purchase 2,720,657 and 2,582,871 shares for the three and six month periods ended March 31, 2001, and options to purchase 1,155,230 and 767,273 shares for the three and six month periods ended March 31, 2000, were not included in the computation of diluted earnings per share because the exercise prices of these options was greater than the average market price of common shares and their effect would have been antidilutive.


7.  RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) - Revenue Recognition in Financial Statements. This SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A and SAB 101B, must be adopted by the fourth quarter of the Company's fiscal year ending September 30, 2001. However, any effects of the SAB must be reflected retroactively to October 1, 2000 (the first day of fiscal year 2001). The Company is reviewing the guidance outlined in SAB 101 and does not believe that the effect of adoption of SAB 101 will have a material impact on the Company's revenue recognition practices or consolidated financial statements.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

                                                      Three months          %                 Six months            %
                                                         ended           Increase               ended            Increase
                                                        March 31        (decrease)            March 31         (decrease)
                                                 --------------------  --------------    ---------------------- ----------
                                                  2001          2000                      2001           2000
                                                 ------        ------                    ------         ------

Net sales                                        100.0         100.0       28.1  %       100.0          100.0        2.3 %
Cost of sales                                     47.9          52.4       17.1           47.6           47.8        2.0
                                                 -----         -----       ----          -----          -----     ------
Gross margin                                      52.1          47.6       40.1           52.4           52.2        2.6
                                                 -----         -----       ----          -----          -----     ------
Operating expenses:
  Sales and marketing                             24.2          33.3       (6.7)          22.6           26.2      (11.8)
  Research and development                        15.3          20.6       (5.0)          14.2           16.8      (13.3)
  General and administrative                      11.0          18.9      (25.6)          12.5           16.8      (23.9)
  Impairment loss                                    -          70.0     (100.0)             -           27.4     (100.0)
  Restructuring                                   (0.1)         (0.5)     (65.5)          (0.3)          (0.2)      65.9
                                                 -----         -----       ----          -----          -----     ------
Total operating expenses                          50.4         142.3      (54.7)          49.0           87.0      (42.4)
                                                 -----         -----       ----          -----          -----     ------
Operating income (loss)                            1.7         (94.7)     102.3            3.4          (34.8)     110.0
Other income, net                                  1.5          33.7      (94.3)           2.2           13.9      (83.8)
                                                 -----         -----       ----          -----          -----     ------
Income (loss) before income taxes                  3.2         (61.0)     106.7            5.6          (20.9)     127.4
Provision (benefit) for income taxes               1.5          (9.5)     120.1            2.8           (2.3)     222.5
                                                 -----         -----       ----          -----          -----     ------
Net income (loss)                                  1.7         (51.5)     104.2  %         2.8          (18.6)     115.7 %
                                                 =====         =====      =====          =====          =====     ======



NET SALES

Net sales for the three and six months ended March 31, 2001 were higher than net sales for the corresponding three and six months ended March 31, 2000, by $7.2 million or 28.1%, and $1.5 million or 2.3%, respectively. Net sales of the Company's legacy board products, including sales of acquired ION products, generated revenues of $21.9 million for the second quarter of fiscal 2001 versus $16.2 million for the comparable quarter last year, and $44.8 million for the first six months of fiscal 2001, compared to $44.4 million for the first six months of fiscal 2000. Physical layer local area network (LAN) products sales were $6.3 million and $12.5 million for the three and six months ended March 31, 2001, reflecting increased revenues of $3.2 million and $6.9 million, respectively. Net sales of the Company's wide area network (WAN) products declined $1.7 million and $5.8 million for the three and six-month periods ended March 31, 2001, versus the comparable periods a year ago.

Net sales in the year ago quarter were negatively impacted by the industry-wide slowdown in purchasing patterns as a result of concerns relating to the Year 2000 changeover.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


NET SALES (CONTINUED)

The following table sets forth revenue by principal product group expressed as a percentage of net sales:

                     Three months              Six months
                    ended March 31           ended March 31
                 -------------------      ----------------------
                   2001        2000         2001           2000
                 -------     -------      -------        -------
Server based        81.1 %      88.3 %       81.5 %         91.6 %
Physical layer      18.9        11.7         18.5            8.4
                 -------     -------      -------        -------
Total              100.0 %     100.0 %      100.0 %        100.0 %



GROSS MARGIN

Gross margin for the three and six months ended March 31, 2001 was 52.1% and 52.4%, as compared to 47.6% and 52.2% for the three and six months ended March 31, 2000. Gross margin in the year ago quarter was negatively impacted by the unabsorbed fixed costs associated with the lower than anticipated sales volumes attributed primarily to the industry-wide slowdown in purchasing patterns as a result of concerns relating to the Year 2000 changeover. For the six months ended March 31, 2001, the increase of physical layer product sales and the related margin improvement resulted in a minor increase in gross margin versus the comparable six month period a year ago.


OPERATING EXPENSES

Operating expenses, excluding restructuring and asset impairment charges, for the three months ended March 31, 2001 decreased $2.1 million, or 11.1%, as compared to operating expenses for the three months ended March 31, 2000. Operating expenses for European operations decreased by $3.1 million in the second quarter of fiscal 2001, which is primarily attributable to the restructuring which the Company executed in the fourth quarter of fiscal 2000. Operating expenses at the Company's Sunnyvale location increased by $1.0 million for the quarter ended March 31, 2001, as compared to operating expenses for the three months ended March 31, 2000, primarily due to additional sales and marketing personnel and related expenses to support the increase in revenue for the LAN products. Incremental operating expenses of $1.2 million related to the operations of ION, acquired in October 2000, were offset by cost containment measures at other locations resulting in expense reductions of $1.2 million relative to the comparable quarter last year.

Operating expenses, excluding restructuring and asset impairment charges, for the six months ended March 31, 2001, decreased $6.2 million, or 15.6%, as compared to operating expenses for the six months ended March 31, 2000. The fiscal 2000 European restructuring plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


OPERATING EXPENSES (CONTINUED)

accounted for approximately $6.0 million of the total decrease in operating expenses. Operating expenses increased by $1.5 million in Sunnyvale primarily to support the 123.2% increase in sales for the first six months of fiscal 2001 as compared to the first six months of fiscal 2000. In other locations additional savings of $1.7 million were realized, due to a decrease in expenses of $3.7 million as a result of cost containment measures across the Company, partially offset by incremental operating expenses of $2.0 million in the first six months of fiscal 2001 related to the operations of ION.

Sales and marketing expenses for the three and six months ended March 31, 2001, were $8.0 million and $15.3 million, versus $8.6 million and $17.3 million in the comparable periods a year ago. The fiscal 2000 European restructuring resulted in expense reductions of $0.9 million and $1.8 million for the three and six-month periods ended March 31, 2001, respectively. Incremental sales and marketing expenses related to the operations of ION for the three and six-month periods ended March 31, 2001, were $0.3 and $0.5 million, respectively, while sales and marketing expenses at other locations remained the same for the three months ended March 31, 2001, versus the comparable quarter in the prior year, but decreased by $0.7 million for the six months ended March 31, 2001, as a result of expense control measures taken in fiscal 2001.

Research and development expenses were $5.0 million for the three months ended March 31, 2001, a decrease of $0.3 million or 5.0% from the comparable period in the prior year. For the six months ended March 31, 2001, research and development expenses were $9.6 million, a decrease of $1.5 million or 13.3% from the six-month period ended March 31, 2000. The fiscal 2000 European restructuring resulted in expense reductions of $0.4 million and $1.0 million for the three and six months ended March 31, 2001, respectively. Incremental research and development expenses related to the operations of ION for the three and six-month periods ended March 31, 2001, were $0.3 and $0.5 million, respectively, while compensation and other employee related expenses at other locations were lower by $0.2 million and $1.0 million for the three and six-month periods ended March 31, 2001, as a result of a reduction in engineering staffing.

General and administrative expenses for the three months and six months ended March 31, 2001, were $3.6 million and $8.4 million, versus $4.9 million and $11.1 million in the comparable periods a year ago. General and administrative expenses declined by $1.8 million and $3.2 million related to the fiscal 2000 European restructuring for the three and six-month periods ended March 31, 2001, respectively. Incremental general and administrative expenses related to the operations of ION for the three and six-month periods ended March 31, 2001, were $0.6 million and $1.0 million, respectively, of which $0.4 million and $0.7 million, respectively, resulted from amortization of acquired intangible assets. General and administrative expense reductions at other locations of $0.1 million and $0.5 million for the three and six-month periods ended March 31, 2001, were realized due to expense control measures taken in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


OTHER INCOME (EXPENSE)

Other income for the three and six months ended March 31, 2001 was $0.5 million and $1.5 million. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.8 million and $1.8 million, respectively, for the three and six months ended March 31, 2001. Interest expense on lines of credit and long term debt was $0.2 million and $0.4 million, respectively, for the three and six-month periods ended March 31, 2001.

Other income for the three months and six months ended March 31, 2000 was $8.7 million and $9.2 million. During the second fiscal quarter of 2000, the Company received an $8.0 million payment from Nx Networks, the company which acquired AetherWorks Corporation. This represented payment in full of a non-convertible note receivable from AetherWorks (assumed by Nx Networks), previously recorded by the Company as having no carrying value, due to significant uncertainty as to its collectability. Other income also includes interest earned on cash and cash equivalents, partially offset by interest expense on line of credit borrowings and long-term debt.


INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 49% for the six months ended March 31, 2001. This effective tax rate exceeds the U.S. statutory income tax rate primarily due to the annual amortization expense relating to the intangible assets acquired in the Central Data Corporation (CDC) and Inside Out Networks acquisitions which is not deductible for income tax reporting purposes. For the six months ended March 31, 2000, income taxes were provided for at an effective rate of 11% which was less than the U.S. statutory income tax rate primarily due to the accounting treatment of deferred tax liabilities related to the ITK intangible asset impairment loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. The Company's working capital decreased from $78.1 million at September 30, 2000, to $77.3 million at March 31, 2001.

Net cash provided by operating activities was $3.5 million for the six months ended March 31, 2001, compared to net cash provided by operations of $14.6 million for the six months ended March 31, 2000. In March 2000, the Company received a one-time $8.0 million payment on a note receivable from AetherWorks which had previously been recorded as uncollectable. In addition, there was an additional $3.2 million outflow of cash resulting from changes in operating assets and liabilities in the first six months of fiscal 2001 compared to the first six months of fiscal 2000. The net cash outflow of $3.6 million relating to the change in operating assets and liabilities in the first six months of fiscal 2001 relates primarily to a $3.0 million increase in accounts receivable. The net cash outflow of $0.4 million relating to the change in operating assets and liabilities in the first six months of fiscal 2000 is due to a decline of $11.6 million in accounts receivable as a result of the sales downturn following the year 2000 changeover, offset by an accrued liabilities decrease of $8.4 million. Inventories also increased by $3.9 million due to the unanticipated lower sales volumes during the first six months of fiscal 2000.

Net cash used in investing activities for the six months ended March 31, 2001, consisted of net purchases of marketable securities of $14.0 million and $0.6 million of purchases of equipment and other capital improvements. In October 2000, the Company acquired Inside Out Networks, resulting in a $7.2 million use of cash.

For the six months ended March 31, 2000, the Company had net purchases of marketable securities of $14.0 million and used $1.6 million for the purchase of equipment and capital improvements.

Net cash used for financing activities for the six months ended March 31, 2001 consisted of $0.5 million received from employee stock purchase plan transactions. The Company also made payments of $0.8 million related to line of credit and debt obligations. For the six months ended March 31, 2000, $1.2 million was received as a result of employee stock benefit plan transactions, and $0.1 million was paid on line of credit and debt obligations.

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

The Company continues to hold long-term debt denominated in Deutschemarks at its Dortmund, Germany (ITK) location, related to the facility in Dortmund. This debt balance is subject to fluctuations as a result of Deutschemark exchange rate changes.

For the three and six months ended March 31, 2001, the Company had approximately $9.7 million and $20.0 million of net sales related to foreign customers, respectively. For the three month period ended March 31, 2001, $9.1 million was denominated in U.S. dollars and $0.6 million was denominated in Deutschemarks. For the six month period ended March 31, 2000, $17.6 million was denominated in U.S. dollars and $2.4 million was denominated in Deutschemarks.

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

FINANCIAL CONDITION (CONTINUED)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (CONTINUED)

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


RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A and SAB 101B, must be adopted by the fourth quarter of the Company's fiscal year ending September 30, 2001. However, any effects of the SAB must be reflected retroactively to October 1, 2000 (the first day of fiscal year 2001). The Company is reviewing the guidance outlined in SAB 101 and does not believe the effect of adoption of SAB 101 will have a material impact on the Company's revenue recognition practices or consolidated financial statements.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). The adoption of FASB 133 did not have an impact on the Company's consolidated financial position or results of operations as the Company does not have any derivative instruments nor does the Company participate in any hedging activities.


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

On September 1, 2000, the Louisiana State Employees Retirement System filed an appeal from the Court's August 17, 2000 decision. On September 14, 2000, the 21 lead plaintiffs in the consolidated putative class actions filed an appeal from both the Court's May 22, 1998 and August 17, 2000 decisions. The two appeals have been consolidated for briefing and argument, with briefing completed in February 2001, and oral argument has been scheduled for June 11, 2001.

The ultimate outcomes of these actions cannot be determined at this time, and no potential assessment of their effect, if any, on the Company's financial position, liquidity or future operations can be made.

ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on January 24, 2001, the stockholders voted on the following:

        (a) Proposal to elect one director, Mykola Moroz, for a one-year term and one director, Michael Seedman, for a three-year term. Mr. Moroz was elected on a vote of 12,771,735 in favor, with 1,527,544 shares withholding authority to vote. Mr. Seedman was elected on a vote of 11,439,004 in favor, with 2,860,275 shares withholding authority to vote. There were no broker non-votes.

        (b) Proposal to approve the Digi International Inc. 2000 Omnibus Stock Plan (the Plan) and to reserve 750,000 shares of Common Stock for awards under the Plan. This proposal passed on a vote of 9,439,413 in favor, 4,772,123 against and 87,743 abstentions and no broker non-votes.

        (c) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for fiscal year 2001. The proposal passed on a vote of 12,787,380 in favor, 1,451,519 against and 60,380 abstentions and no broker non-votes.

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

(b)     Reports on Form 8-K:

    There were no reports on Form 8-K for the quarterly period ended March 31, 2001.

------------------------------------------------

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


                                     DIGI INTERNATIONAL INC.


Date:   May 15, 2001                 By:    /s/ S. Krishnan
                                        ---------------------------------------
                                            S. Krishnan
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            Principal Financial Officer)

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

        4(b)          Amendment dated January 26, 1999, to Share
                      Rights Agreement, dated June 10, 1998
                      between Digi International Inc. and Wells Fargo
                      Bank Minnesota, National Association (formerly
                      known as Norwest Bank Minnesota, National
                      Association), as Rights Agent (incorporated
                      by reference to Exhibit 1 to Amendment No. 1
                      to the Company's Registration Statement on
                      Form 8-A dated February 5, 1999
                      (File No. 0-17972))..........................................    Incorporated by Reference