Form 10-Q
period 2001-06-30
DIGI INTERNATIONAL INC
filed 2001-08-14
CIK 854775

--------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2001.

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

                                 (952) 912-3444
                            ------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]  No [ ]

On August 10, 2001, there were 15,328,643 shares of the registrant's $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Statement of Operations for the three
         months and nine months ended June 30, 2001 and 2000.............      3

         Condensed Consolidated Balance Sheet as of June 30, 2001 and
         September 30, 2000..............................................      4

         Condensed Consolidated Statement of Cash Flows for the nine
         months ended June 30, 2001 and 2000.............................      5

         Notes to Condensed Consolidated Financial Statements............      6

ITEM 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.........................................     12

         Forward-looking Statements......................................     17

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......     19

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................     20

ITEM 2.  Changes in Securities...........................................     21

ITEM 3.  Defaults Upon Senior Securities.................................     21

ITEM 4.  Submission of Matters to a Vote of Securities Holders...........     21

ITEM 5.  Other Information...............................................     21

ITEM 6.  Exhibits and Reports on Form 8-K................................     22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                        Three months ended June 30     Nine months ended June 30
                                                        --------------------------    ---------------------------
                                                            2001           2000           2001           2000
                                                        -----------    -----------    -----------    ------------
Net sales                                               $30,154,901    $32,354,163    $97,635,904    $ 98,294,133
Cost of sales                                            14,473,872     15,179,195     46,595,914      46,670,982
                                                        -----------    -----------    -----------    ------------
Gross margin                                             15,681,029     17,174,968     51,039,990      51,623,151
Operating expenses:
  Sales and marketing                                     7,897,975      8,551,082     23,168,884      25,865,537
  Research and development                                4,607,979      4,582,384     14,215,911      15,661,706
  General and administrative                              3,503,212      3,868,033     11,916,326      14,923,459
  Impairment loss                                                                                      18,068,249
  Restructuring                                                (298)       (11,883)      (230,067)       (150,350)
                                                        -----------    -----------    -----------    ------------
    Total operating expenses                             16,008,868     16,989,616     49,071,054      74,368,601
                                                        ===========    ===========    ===========    ============

Operating (loss) income                                    (327,839)       185,352      1,968,936     (22,745,450)

Other income                                                587,921        760,560      2,068,254       9,911,105
                                                        -----------    -----------    -----------    ------------

Income (loss) before income taxes                           260,082        945,912      4,037,190     (12,834,345)
Income tax provision (benefit)                              120,927     (1,567,267)     1,978,253      (3,083,095)
                                                        -----------    -----------    -----------    ------------
Net income (loss)                                       $   139,155    $ 2,513,179    $ 2,058,937    $ (9,751,250)
                                                        ===========    ===========    ===========    ============


Net income (loss) per common share, basic               $      0.01    $      0.17    $      0.14    $      (0.65)
                                                        ===========    ===========    ===========    ============
Net income (loss) per common share, assuming dilution   $      0.01    $      0.17    $      0.14    $      (0.65)
                                                        ===========    ===========    ===========    ============

Weighted average common shares, basic                    15,243,716     15,095,436     15,206,085      15,041,935
                                                        ===========    ===========    ===========    ============
Weighted average common shares, assuming dilution        15,319,619     15,100,718     15,228,835      15,041,935
                                                        ===========    ===========    ===========    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 2001 AND SEPTEMBER 30, 2000

                                                            June 30       September 30
                                                              2001            2000
                                                          ------------    ------------
                                                           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $ 13,150,077    $ 38,785,936
  Marketable securities                                     37,189,561      20,150,132
  Accounts receivable, net                                  23,636,504      18,175,226
  Inventories, net                                          20,342,309      19,700,010
  Other                                                      3,939,756       3,655,511
                                                          ------------    ------------
    Total current assets                                    98,258,207     100,466,815

Property, equipment and improvements, net                   22,808,599      24,408,384
Intangible assets, net                                      22,320,870      16,397,744
Other                                                        1,615,412       1,649,252
                                                          ------------    ------------
    Total assets                                          $145,003,088    $142,922,195
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit agreements              $  1,727,600    $  3,147,900
  Current portion of long-term debt                            194,278         330,305
  Accounts payable                                           6,250,595       6,275,995
  Income taxes payable                                       1,250,906       1,328,481
Accrued expenses:
  Advertising                                                  907,648       1,143,565
  Compensation                                               4,550,349       1,862,517
  Other                                                      5,778,547       6,760,841
  Restructuring reserves                                        21,309       1,531,992
                                                          ------------    ------------
    Total current liabilities                               20,681,232      22,381,596

Long-term debt                                               6,566,769       7,081,396
Net deferred income taxes                                    1,101,294
                                                          ------------    ------------
    Total liabilities                                       28,349,295      29,462,992

Commitments and contingency
Stockholders' equity:
  Preferred stock, $.01 par value: 2,000,000 shares
    authorized; none outstanding
    Common stock, $.01 par value: 60,000,000 shares
    authorized; 16,418,123 and 16,322,949 issued               164,181         163,229
  Additional paid-in capital                                71,780,277      71,851,928
  Retained earnings                                         63,468,798      61,409,861
  Accumulated other comprehensive income                        92,458         166,750
                                                          ------------    ------------
                                                           135,505,714     133,591,768
  Unearned stock compensation                                                  (89,618)
  Treasury stock, at cost, 1,126,113 and
    1,196,463 shares                                       (18,851,921)    (20,042,947)
                                                          ------------    ------------
    Total stockholders' equity                             116,653,793     113,459,203
                                                          ------------    ------------
    Total liabilities and stockholders' equity            $145,003,088    $142,922,195
                                                          ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30 2001 AND 2000
                                  (UNAUDITED)



                                                                    June 30, 2001    June 30, 2000
                                                                    -------------    -------------
Operating activities:
  Net income (loss)                                                  $  2,058,937    $ (9,751,250)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Asset impairment                                                                   18,068,249
    Restructuring                                                        (230,067)       (150,350)
    Depreciation and amortization                                       3,242,338       4,199,379
    Amortization of goodwill and acquired intangibles                   3,920,006       6,229,613
    Provision for losses on accounts receivable                           524,504         540,268
    Provision for inventory obsolescence                                  340,826       1,327,537
    (Gain) loss on sale of fixed assets                                   (30,382)          9,253
    Stock compensation                                                     76,849         131,425
    Changes in operating assets and liabilities                        (7,131,209)     (1,767,624)
                                                                     ------------    ------------
      Total adjustments                                                   712,865      28,587,750
                                                                     ------------    ------------
      Net cash provided by operating activities                         2,771,802      18,836,500
                                                                     ------------    ------------
Investing activities:
  Purchase of marketable securities, net                              (17,039,429)    (18,213,592)
  Business acquisitions, net of cash acquired                          (9,536,422)
  Purchase of property, equipment, intangibles and improvements        (1,289,808)     (2,211,512)
                                                                     ------------    ------------
      Net cash used in investing activities                           (27,865,659)    (20,425,104)
                                                                     ------------    ------------
Financing activities:
  (Payments) borrowing under lines of credit                           (1,364,400)          1,653
  Principal payments on long-term debt                                   (376,227)       (136,364)
  Stock benefit plan transactions, net                                  1,107,243       1,376,904
                                                                     ------------    ------------
      Net cash (used in) provided by financing activities                (633,384)      1,242,193
                                                                     ------------    ------------
Effect of exchange rate changes on cash and cash equivalents               91,382        (804,218)
Net decrease in cash and cash equivalents                             (25,635,859)     (1,150,629)
Cash and cash equivalents, beginning of period                         38,785,936      20,963,607
                                                                     ------------    ------------
Cash and cash equivalents, end of period                             $ 13,150,077    $ 19,812,978
                                                                     ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    DIGI INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2000 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of June 30, 2001, and for the three and nine months ended June 30, 2001 and 2000, reflect, in the opinion of management, all adjustments (which, other than the second quarter 2000 impairment loss, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2. ACQUISITIONS

On June 8, 2001, the Company acquired INXTECH, the parent company of Decision Europe, a French designer and manufacturer of data communications systems sold under the Xcell Technology brand. The transaction was accounted for using the purchase method of accounting. Accordingly, the initial purchase price of $2,300,000, subject to possible post-closing adjustments based on the final value of INXTECH net assets, has been allocated to the estimated fair value of assets acquired and liabilities assumed.

The Company may be required to pay up to $2,500,000 of additional cash consideration for the purchase subject to Decision Europe achieving certain future product development milestones and retention of certain key employees.

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

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition ION had occurred as of the beginning of the fiscal year ended September 30, 2000. The table below does not include results of operations of Decision Europe as those amounts are immaterial.

                                            Three months           Nine months
                                               ended                  ended
                                           June 30, 2000          June 30, 2000
                                           -------------          -------------
Net sales                                   $33,125,008            $100,883,116
Net income (loss)                             2,210,052             (10,282,787)
Net income (loss) per share                 $      0.15            $      (0.68)



The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor are they necessarily indicative of results that will be obtained in the future.

3. RESTRUCTURING.

In September 2000, the Company's Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company's corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company's office in Bagshot, England. The resulting charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and 2 positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. Final facility closure costs and cancellation fees are expected to be paid during the fourth quarter of fiscal year 2001.

As of June 30, 2001, the Company had paid $1,001,314 of termination costs relating to the elimination of 67 positions in Dortmund, Germany, and $78,007 relating to the elimination of 2 positions in Bagshot, England. The Company paid $134,227 of costs related to the Bagshot office closure during the nine months ended June 30, 2001. The Company paid $67,068 for cancellation fees related to automobile leases, maintenance contracts, and office equipment leases during the nine months ended June 30, 2001. The remaining accruals for cancellation fees of $21,309 relate to expected facility closure costs in Dortmund, Germany. Change in estimate adjustments related to the severance component of the restructuring accrual totaling $173,210 were recorded in the second quarter of fiscal year 2001 because the Company made a decision to retain six employees who had previously been notified that they would be severed. In addition, change in estimate adjustments totaling $12,307 and $44,550, respectively, were recorded relating to the estimated cancellation fees and the legal costs components of the accrual. These change in estimate adjustments were reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. A summary of payments and adjustments for the nine months ended June 30, 2001 is included in the table below.



                            Balance at                     Change in
                          September 30,                    Estimate        Balance at
Description                   2000           Payments     Adjustments    June 30, 2001
-----------               -------------    -----------    -----------    -------------
Severance and
  termination costs         $1,252,531     $(1,079,321)    $(173,210)       $    --
Closure of Bagshot
  office                       134,227        (134,227)           --             --
Cancellation fees              100,684         (67,068)      (12,307)        21,309
Severance-related legal
  expenses                      44,550              --       (44,550)            --
                            ----------     -----------     ---------        -------
TOTAL                       $1,531,992     $(1,280,616)    $(230,067)       $21,309
                            ==========     ===========     =========        =======



4. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 2001 and September 30, 2000 consisted of the following:


                                                 June 30, 2001                  Sept. 30, 2000
                                                 -------------                  --------------

         Raw materials                             $14,746,294                     $14,072,188
         Work in process                             1,080,655                       1,092,654
         Finished goods                              4,515,360                       4,535,168
                                                 -------------                   -------------
                                                   $20,342,309                     $19,700,010
                                                   ===========                     ===========

5. COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders' equity.

Comprehensive income (loss) for the three months and nine months ended June 30, 2001 and 2000 was as follows:

                                Three months ended        Nine months ended
                                      June 30                  June 30
                              ----------------------  -------------------------
                                2001         2000        2001          2000
                              --------    ----------  ----------   ------------
Net income (loss)             $139,155    $2,513,179  $2,058,937   $ (9,751,250)
Foreign currency
  translation adjustments      278,513      (114,662)    (74,292)    (1,196,988)
                              --------    ----------  ----------   ------------
Comprehensive Income (loss)   $417,668    $2,398,517  $1,984,645   $(10,948,238)
                              ========    ==========  ==========   ============

6. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted-average of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is computed by dividing net income (loss) by the weighted-average number of common and common equivalent shares outstanding. The Company's only common equivalent shares are those that result from dilutive common stock options.

The following table is a reconciliation of the numerators and denominators in the income (loss) per share calculations:

                                                  Three months ended June 30                Nine months ended June 30
                                              --------------------------------------   --------------------------------------
                                                 Income         Shares     Per Share      Income         Shares     Per Share
                                              (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                                              -----------   -------------  ---------   -----------   -------------  ---------
2001
BASIC NET INCOME PER SHARE
  Net income                                   $  139,155     15,243,716      $0.01    $ 2,058,937     15,206,085     $ 0.14
EFFECT OF DILUTIVE SECURITIES
  Common equivalent shares                             --         75,903         --             --         22,750         --
                                               ----------     ----------      -----    -----------     ----------     ------
DILUTED NET INCOME PER SHARE
  Net income                                   $  139,155     15,319,619      $0.01    $ 2,058,937     15,228,835     $ 0.14


2000

BASIC NET INCOME (LOSS) PER SHARE
  Net income (loss )                           $2,513,179     15,095,436      $0.17    $(9,751,250)    15,041,935     $(0.65)
EFFECT OF DILUTIVE SECURITIES
  Common equivalent shares                             --          5,282         --             --             --         --
                                               ----------     ----------      -----    -----------     ----------     ------
DILUTED NET INCOME (LOSS) PER SHARE
  Net income (loss)                            $2,513,179     15,100,718      $0.17    $(9,751,250)    15,041,935     $(0.65)


Options to purchase 1,684,355 and 2,410,002 shares for the three and nine month periods ended June 30, 2001, and options to purchase 2,428,577 and 1,457,878 shares for the three and nine month periods ended June 30, 2000, were not included in the computation of diluted earnings per share because the exercise prices of these options was greater than the average market price of common shares and their effect would have been antidilutive.

7. RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) - Revenue Recognition in Financial Statements. This SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A and SAB 101B, must be adopted by the fourth quarter of the Company's fiscal year ending September 30, 2001. However, any effects of the SAB must be reflected retroactively to October 1, 2000 (the first day of fiscal year 2001). The Company is reviewing the guidance outlined in SAB 101 and does not believe that the effect of adoption of SAB 101 will have a material impact on the Company's revenue recognition practices or its fiscal 2001 consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after

June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information of the Company. The principal effect of SFAS No. 142 will be the Company ceasing the amortization of goodwill. Goodwill amortization was approximately $3,030,000 for the year ended September 30, 2000, and approximately $1,655,000 for the first nine months ended June 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim condensed consolidated statements of operations expressed as percentages of sales:

Cost of sales                            48.0    46.9     (4.6)   47.7    47.5     (0.2)
                                         ----    ----   ------    ----   -----   ------
Gross margin                             52.0    53.1     (8.7)   52.3    52.5     (1.1)
                                         ----    ----   ------    ----   -----   ------
Operating expenses:
  Sales and marketing                    26.2    26.4     (7.6)   23.7    26.3    (10.4)
  Research and development               15.3    14.1      0.6    14.6    15.9     (9.2)
  General and administrative             11.6    12.0     (9.4)   12.2    15.2    (20.2)
  Impairment loss                          --      --       --      --    18.4   (100.0)
  Restructuring                            --      --    (97.5)   (0.2)   (0.2)    53.0
                                         ----    ----   ------    ----   -----   ------
Total operating expenses                 53.1    52.5     (5.8)   50.3    75.6    (34.0)
                                         ----    ----   ------    ----   -----   ------
Operating (loss) income                  (1.1)    0.6   (276.9)    2.0   (23.1)  (108.7)
Other income, net                         2.0     2.3    (22.7)    2.1    10.1    (79.1)
                                         ----    ----   ------    ----   -----   ------
Income (loss) before income taxes         0.9     2.9    (72.5)    4.1   (13.0)  (131.5)
Income tax provision (benefit)            0.4    (4.9)  (107.7)    2.0    (3.1)  (164.2)
                                         ----    ----   ------    ----   -----   ------
Net income (loss)                         0.5     7.8    (94.5)%   2.1    (9.9)  (121.1)%
                                         ====    ====   ======    ====   =====   ======


NET SALES

Net sales for the three and nine months ended June 30, 2001 were lower than net sales for the corresponding three and nine months ended June 30, 2000, by $2.2 million or 6.8%, and $0.7 million or 0.7%, respectively. Net sales of the Company's legacy board products, including sales of acquired ION products and Decision Europe products, generated revenues of $20.7 million for the third quarter of fiscal 2001 versus $22.4 million for the comparable quarter last year, and $65.5 million for the first nine months of fiscal 2001, compared to $66.8 million for the first nine months of fiscal 2000. Physical layer local area network (LAN) products sales were $5.6 million and $18.1 million for the three and nine months ended June 30, 2001, reflecting increased revenues of $2.4 million and $9.3 million, respectively. Net sales of the Company's wide area network (WAN) products declined $2.9 million and $8.7 million for the three and nine-month periods ended June 30, 2001, versus the comparable periods a year ago.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET SALES (CONTINUED)

The following table sets forth revenue by principal product group expressed as a percentage of net sales:


                                 Three months          Nine months
                                ended June 30         ended June 30
                               ---------------       ---------------
                                2001      2000        2001      2000
                               -----     -----       -----     -----
Server based                    81.2%     90.1%       81.4%     91.1%
Physical layer                  18.8       9.9        18.6       8.9
                               -----     -----       -----     -----
Total                          100.0%    100.0%      100.0%    100.0%


GROSS MARGIN

Gross margin for the three and nine months ended June 30, 2001 was 52.0% and 52.3%, compared to 53.1% and 52.5% for the three and nine months ended June 30, 2000. The decrease in gross margin for the three and nine months ended June 30, 2001 compared to the comparable prior year periods ended June 30, 2000, is primarily due to unabsorbed fixed costs as a result of lower revenues. In addition, product mix changes had a negative impact on margins due to the impact of the increased proportion of sales of lower margin physical layer LAN products and the lower proportion of higher margin server-based communication products. The decrease in gross margin for the nine months ended June 30, 2001 compared to the comparable prior year period was not significant.

OPERATING EXPENSES

Operating expenses, excluding restructuring and asset impairment charges, for the three months ended June 30, 2001 decreased $1.0 million, or 5.8%, compared to operating expenses for the three months ended June 30, 2000. Operating expenses for European operations decreased by $1.3 million in the third quarter of fiscal 2001, which is primarily attributable to the restructuring which the Company executed in the fourth quarter of fiscal 2000. Operating expenses at the Company's Sunnyvale location increased by $800,000 for the quarter ended June 30, 2001, compared to operating expenses for the three months ended June 30, 2000, primarily due to additional sales and marketing personnel and related expenses to support the $2.4 million, or 75.0% increase in revenue for LAN products. The impact of incremental operating expenses of $1.0 million related to the operations of ION, acquired in October 2000, and incremental operating expenses of $.2 million related to Decision Europe, acquired in June 2001, were offset by the impact of cost containment measures at other locations resulting in expense reductions of $1.7 million relative to the comparable quarter last year. Operating expenses, excluding restructuring and asset impairment charges, for the nine months ended June 30, 2001, decreased $7.1 million, or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

12.7%, as compared to operating expenses for the nine months ended June 30, 2000. The fiscal 2000 European restructuring plan accounted for approximately $7.3 million of the total decrease in operating expenses. Operating expenses increased by $2.4 million in Sunnyvale primarily to support the $9.3 million, or 105.7% increase in LAN product sales for the first nine months of fiscal 2001 as compared to the first nine months of fiscal 2000. In other locations additional savings of $2.2 million were realized, due to a decrease in expenses of $5.4 million as a result of cost containment measures across the Company that included a decrease in employee headcount of approximately 50 people from June 30, 2000 to June 30, 2001. The decrease in expenses due to the overall emphasis on cost containment was partially offset by the impact of incremental operating expenses of $3.0 million and $.2 million related to the operations of ION and Decision Europe, respectively, in the first nine months of fiscal 2001.

Sales and marketing expenses for the three and nine months ended June 30, 2001, were $7.9 million and $23.2 million, versus $8.6 million and $25.9 million in the comparable periods a year ago. The fiscal 2000 European restructuring resulted in expense reductions of $0.4 million and $2.1 million for the three and nine-month periods ended June 30, 2001, respectively. Additional expense reductions were achieved in travel and entertainment and cooperative advertising for the three and nine months ended June 30, 2001 compared to the same periods in the prior year. Incremental sales and marketing expenses related to the operations of ION for the three and nine-month periods ended June 30, 2001, were $0.3 and $0.7 million, respectively. Sales and marketing expenses at other locations decreased $0.6 million and $1.3 million for the three month and nine-month periods ended June 30, 2001, versus the comparable three and nine-month periods in the prior year, as a result of expense control measures taken in fiscal 2001.

Research and development expenses were $4.6 million for each of the three-month periods ended June 30, 2001, and June 30, 2000. For the nine months ended June 30, 2001, research and development expenses were $14.2 million, a decrease of $1.4 million, or 9.2%, from the nine-month period ended June 30, 2000. The fiscal 2000 European restructuring resulted in expense reductions of $0.5 million and $1.5 million for the three and nine months ended June 30, 2001, respectively. Incremental research and development expenses related to the operations of ION for the three and nine-month periods ended June 30, 2001, were $0.3 and $0.7 million, respectively. Incremental research and development expenses related to the operations of Decision Europe for each of the three and nine-month periods ended June 30, 2001, were $0.1 million. Compensation and other employee related expenses decreased by $0.7 million for the nine-month period ended June 30, 2001, as a result of a reduction in engineering staffing. Expenses related to LAN product development in Sunnyvale increased $0.1 million in each of the three and nine month periods ended June 30, 2001 over the comparable prior year periods due to a transition in product development to a newer group of products with a fiber connectivity focus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

General and administrative expenses for the three months and nine months ended June 30, 2001, were $3.5 million and $11.9 million, versus $3.9 million and $14.9 million in the comparable periods a year ago. Included in the $3.0 million decrease in general and administrative expenses for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 is a $2.3 million decrease in amortization of acquired intangibles. The decrease in amortization is due to the write off of certain ITK intangible assets in the second quarter of fiscal 2000 resulting in a reduction in amortization of $3.4 million, partially offset by additional amortization of ION acquired intangibles of $1.1 million. General and administrative expenses declined by $0.4 million and $3.6 million related to the fiscal 2000 European restructuring for the three and nine-month periods ended June 30, 2001, respectively. Incremental general and administrative expenses related to the operations of ION for the three and nine-month periods ended June 30, 2001, were $0.5 million and $1.6 million, respectively, of which $0.4 million and $1.1 million, respectively, resulted from amortization of acquired intangible assets. General and administrative expense reductions at other locations of $0.5 million and $1.0 million for the three and nine-month periods ended June 30, 2001, were realized due to expense control measures taken in fiscal 2001.

OTHER INCOME (EXPENSE)

Other income for the three and nine months ended June 30, 2001 was $0.6 million and $2.1 million. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.7 million and $2.5 million, respectively, for the three and nine months ended June 30, 2001. Interest expense on lines of credit and long term debt was $0.1 million and $0.5 million, respectively, for the three and nine-month periods ended June 30, 2001.

Other income for the three months and nine months ended June 30, 2000 was $0.8 million and $9.9 million. During the second fiscal quarter of 2000, the Company received an $8.0 million payment from Nx Networks, the company which acquired AetherWorks Corporation. This represented payment in full of a non-convertible note receivable from AetherWorks (assumed by Nx Networks), previously recorded by the Company as having no carrying value, due to significant uncertainty as to its collectability. Other income also includes interest earned on cash and cash equivalents, partially offset by interest expense on line of credit borrowings and long-term debt.

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 49% for the nine months ended June 30, 2001. This effective tax rate exceeds the U.S. statutory income tax

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

INCOME TAXES (CONTINUED)

rate primarily due to the annual amortization expense relating to the goodwill acquired in the Central Data Corporation (CDC), Inside Out Networks, and Decision Europe acquisitions which is not deductible for income tax reporting purposes. For the nine months ended June 30, 2000, income taxes were provided for at an effective rate of 24% which was less than the U.S. statutory income tax rate primarily due to the reversal of certain deferred tax liabilities associated with ITK intangible assets that were written off in the second quarter of fiscal 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. The Company's working capital decreased from $78.1 million at September 30, 2000, to $77.6 million at June 30, 2001.

Net cash provided by operating activities was $2.8 million for the nine months ended June 30, 2001, compared to net cash provided by operating activities of $18.8 million for the nine months ended June 30, 2000. In March 2000, the Company received a one-time $8.0 million payment on a note receivable from AetherWorks which had previously been recorded as uncollectable. There was also an additional $5.4 million outflow of cash resulting from changes in operating assets and liabilities in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. The net cash outflow of $7.1 million relating to the change in operating assets and liabilities in the first nine months of fiscal 2001 relates primarily to a $6.5 million increase in accounts receivable. The net cash outflow of $1.8 million relating to the change in operating assets and liabilities in the first nine months of fiscal 2000 is primarily due to a decline of $9.8 million in accounts receivable, offset by an increase in inventory of $1.5 million and a decrease in accounts payable and accrued expenses of $10.1 million.

Net cash used in investing activities for the nine months ended June 30, 2001, consisted of net purchases of marketable securities of $17.0 million and $1.3 million of purchases of equipment and other capital improvements. In October 2000, the Company acquired Inside Out Networks, resulting in a $7.2 million use of cash. In June 2001, the Company used $2.3 million to acquire Decision Europe.

For the nine months ended June 30, 2000, the Company had net purchases of marketable securities of $18.2 million and used $2.2 million for the purchase of equipment and capital improvements.

Net cash used for financing activities for the nine months ended June 30, 2001 consisted of $1.1 million received from employee stock purchase plan transactions. The Company also made payments of $1.7 million related to line of credit and debt obligations. For the nine months ended June 30, 2000, $1.4 million was received as a result of employee stock benefit plan transactions, and $135,000 was paid on line of credit and debt obligations.

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

For the three and nine months ended June 30, 2001, the Company had approximately $8.7 million and $28.7 million of net sales to foreign customers, respectively. For the three month period ended June 30, 2001, $6.8 million was denominated in U.S. dollars and $1.9 million was denominated in Deutschemarks. For the nine month period ended June 30, 2001, $23.8 million was denominated in U.S. dollars and $4.9 million was denominated in Deutschemarks.

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

RECENT ACCOUNTING DEVELOPMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the SEC's views regarding revenue recognition. The provisions of SAB 101, as amended by SAB 101A and SAB 101B, must be adopted by the fourth quarter of the Company's fiscal year ending September 30, 2001. However, any effects of the SAB must be reflected retroactively to October 1, 2000 (the first day of fiscal year 2001). The Company is reviewing the guidance outlined in SAB 101 and does not believe the effect of adoption of SAB 101 will have a material impact on the Company's revenue recognition practices or its fiscal 2001 consolidated financial statements.

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information of the Company. The principal effect of SFAS No. 142 will be the Company's ceasing the amortization of goodwill. Goodwill amortization, was approximately $3,030,000 for the year ended September 30, 2000, and approximately $1,655,000 for the first nine months ended June 30, 2001.

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

In a decision issued on May 22, 1998, the District Court dismissed without leave to replead all claims asserted in both cases, including all claims asserted against defendant Gary L. Deaner, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. The District Court also limited the claims asserted in the Louisiana Amended Complaint to the 11,000 shares of the Company's stock held subsequent to November 14, 1996, for which the Louisiana Amended Complaint claims damages of $184,276 and seeks an award of attorneys' fees, disbursements and costs. The Consolidated Amended Complaint seeks compensatory damages of approximately $43.1 million, plus interest, against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs.

On August 17, 2000, the District Court granted defendants' motions for summary judgment and dismissed with prejudice the Consolidated Amended Complaint and the Louisiana Amended Complaint. Although the 21 lead plaintiffs in the consolidated putative class actions had previously moved for class certification, the District Court dismissed the actions before ruling on that motion. Both the Louisiana State Employees Retirement System and the 21 lead plaintiffs in the consolidated putative class actions filed appeals from the decisions of the District Court.

On July 5, 2001, the United States Court of Appeals for the Eighth Circuit affirmed the decisions of the District Court and ordered that judgment be entered in favor of defendants on the claims alleged in the Consolidated Amended Complaint and the Louisiana Amended Complaint. On July 19, 2001, the 21 lead plaintiffs in the consolidated putative class actions filed a petition for rehearing en banc with the Court of Appeals. No decision has yet been received on the petition.

The ultimate outcomes of these actions cannot be determined at this time, and no potential assessment of their effect, if any, on the Company's financial position, liquidity or future operations can be made.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


     Exhibit No.     Description
     -----------     -----------
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

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K for the quarterly period ended June 30, 2001.

--------
(1) Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

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

                                        DIGI INTERNATIONAL INC.


Date:   August 14, 2001                 By: /s/ S. Krishnan
                                            ------------------------------------
                                            S. Krishnan
                                            Chief Financial Officer
                                            (duly authorized officer and
                                            Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number    Document Description                                            Form of Filing
--------------    --------------------                                            --------------
     3(a)         Restated Certificate of Incorporation of the Registrant, as
                  Amended (incorporated by reference to the corresponding
                  exhibit number to the Company's Form 10-K for the year
                  ended September 30, 1993 (File No. 0-17972)................     Incorporated by Reference

     3(b)         Amended and Restated By-Laws of the Registrant
                  (incorporated by reference to the corresponding exhibit
                  number to the Company's Registration Statement on
                  Form S-1 (File No. 33-42384)...............................     Incorporated by Reference

     4(a)         Form of Rights Agreement, dated as of June 10, 1998 between
                  Digi International Inc. and Wells Fargo Bank Minnesota,
                  National Association (formerly known as Norwest Bank
                  Minnesota, National Association), as Rights Agent
                  (incorporated by reference to Exhibit 1 to the Company's
                  Registration Statement on Form 8-A dated June 24, 1998
                  (File No. 0-17972).........................................     Incorporated by Reference

     4(b)         Amendment dated January 26, 1999, to Share Rights
                  Agreement, dated June 10, 1998 between Digi International
                  Inc. and Wells Fargo Bank Minnesota, National Association
                  (formerly known as Norwest Bank Minnesota, National
                  Association), as Rights Agent (incorporated by reference
                  to Exhibit 1 to Amendment No. 1 to the Company's
                  Registration Statement on Form 8-A dated February 5, 1999
                  (File No. 0-17972))........................................     Incorporated by Reference
