Form 10-K405
period 2001-09-30
DIGI INTERNATIONAL INC
filed 2001-12-28
CIK 854775

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended: September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____.

                         Commission file number: 0-17972

                             DIGI INTERNATIONAL INC.
                            ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on a closing price of $5.95 per share as reported on the National Association of Securities Dealers Automated Quotation System-National Market System on December 10, 2001 was $90,934,231.

Shares of common stock outstanding as of December 10, 2001:  15,374,947

                                      INDEX

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant's Annual Report to Stockholders for the year ended September 30, 2001 and Proxy Statement for the Registrant's Annual Meeting of Stockholders scheduled for January 23, 2002, a definitive copy of which will be filed on or about December 28, 2001. All such information set forth below under the heading "Page/Reference" is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

PART I.    ITEM IN FORM 10-K                                  PAGE/REFERENCE
------     -----------------                                  --------------

ITEM 1.    Business                                                  4

ITEM 2.    Properties                                                7

ITEM 3.    Legal Proceedings                                         8

ITEM 4.    Submission of Matters to a
           Vote of Security Holders                                  9

PART II.

ITEM 5.    Market for Registrant's Common
           Equity and Related Stockholder                           10
           Matters

ITEM 6.    Selected Financial Data                                  11

ITEM 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations                                    12

ITEM 7A.   Quantitative and Qualitative Disclosures
           About Market Risk                                        21

ITEM 8.    Financial Statements and Supplementary Data              22

ITEM 9.    Changes in and Disagreements with Accountants
           On Accounting and Financial Disclosure                   54

PART III.         ITEM IN FORM 10-K                                  PAGE/REFERENCE
--------          -----------------                                  --------------

ITEM 10.          Directors of the Registrant                Election of Directors, Proxy
                                                             Statement

                  Executive Officers of the Registrant       55

                  Compliance with Section 16(a) of the       Section 16(a) Beneficial
                  Exchange Act                               Ownership Reporting Compliance,
                                                             Proxy Statement

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

ITEM 12.          Security Ownership of Certain Beneficial   Security Ownership of Principal Stockholders and
                  Stockholders and Management,               Management, Proxy Statement
                  Owners and Management

ITEM 13.          Certain Relationships and Related          Not Applicable
                  Transactions

PART IV.
--------

ITEM 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                    57

PART I


ITEM 1. BUSINESS

Digi International Inc. (Digi or the Company) was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. Digi is a worldwide provider of Connectware, wired and wireless, hardware and software connectivity solutions that businesses use to create, customize and control retail operations, industrial automation and other applications. Connectware network enables the essential devices that build business.

The Company operates exclusively in a single business segment and sells its products through a global network of distributors, systems integrators, value-added resellers (VARs) and original equipment manufacturers (OEMs). The Company also sells direct to select accounts and the government.

The common stock of Digi International Inc. is traded on the Nasdaq National Market under the symbol DGII. The Company has its worldwide headquarters in Minnetonka, Minnesota, with regional and sales offices throughout the U.S. and worldwide, including Germany, France, the Netherlands, Denmark, the United Kingdom, Hong Kong and China.


PRODUCTS
Digi is a worldwide leader in connecting peripherals to networks. From multi-port serial control to Universal Serial Bus (USB) connectivity to remote access to Local Area Network (LAN) infrastructure, Digi's products enable a virtually unlimited number of devices or users to be connected locally or remotely to LANs, multi-user systems and the Internet. The Company's products are compatible with all PC platforms, including Compaq, IBM, Hewlett-Packard and Sun Microsystems, as well as popular operating systems, such as Microsoft Windows NT/95/2000, Novell NetWare, Linux and UNIX.

The Company has sales offices located throughout North America, Europe and Asia. Digi products are available through 180 distributors in more than 65 countries. More than 650 VARs participate in the DigiVAR Program, introduced in July 1993.

The application markets where these products are most prominently used are point-of-sales systems (POS), industrial automation, medical, hospitality, and building automation. In addition, the Company has expanded into new applications such as console management and wireless products to complement its existing portfolio.

The Company's primary product lines are its multi-port serial adapters, device servers, terminal servers, USB, and LAN connectivity products.


MULTI-PORT SERIAL ADAPTERS
The Company is a leader in this product category and offers one of the most comprehensive multi-port serial adapter family of products. The Company's products support a wide range of operating systems, port-density, bus type, expansion options, and applications.

As Ethernet connections extend beyond current applications, the internal multi-port serial adapter products are expected to gradually transition to network-attached terminal server devices. The Company has strengthened its product offering to continue to successfully meet customer needs and believes that multi-port serial adapters will continue to be an important product category.


TERMINAL SERVER / DEVICE SERVER
The Company's terminal server and device server families offer flexible and easy solutions for providing access to serial devices over Ethernet networks. As Ethernet-based serial connections extend beyond their current applications and into new market uses such as building automation, process control and console port management on servers, routers, switches, and other network equipment, the Company believes that terminal servers and device servers will continue to be a major growth area.


UNIVERSAL SERIAL BUS
The Company expanded its product lines with its acquisition of Inside Out Networks, Inc. (Inside Out Networks) in October 2000. The acquisition creates the most comprehensive and complete USB product line in the industry, expanding on the USB technology acquired in the July 1998 acquisition of Central Data Corporation (CDC), and brings an extensive list of satisfied corporate customers such as Agilent, Gateway, Hewlett-Packard, IBM, Lucent Technologies, Microsoft, NCR Corporation, Sun Microsystems and others into the Company's customer base. The Company also benefits from Inside Out Networks' pioneering EPIC software, which provides seamless transition between legacy software/systems and next-generation USB-attached devices, supporting feature-rich hardware and software flow control signaling. This provides ease of use and integration while protecting technology investments.


LAN CONNECTIVITY
The Company entered the LAN market with its acquisition of MiLAN Technology Corporation (MiLAN) in November 1993. The Company's LAN business, MiLAN Technology, provides a complete portfolio of multilayer networking products, including wireless access points and clients, managed and unmanaged switches, media converters, print servers and fault tolerant transceivers. These products are designed to increase the reliability, security and management of multi-tenant, campus and local area networks. The Company was recently awarded a multi-million dollar contract to provide fiber-optic LAN connectivity for a major school district in California.


DISTRIBUTION AND PARTNERSHIPS
Significant U.S. distributors include: Ingram Micro, Tech Data Corporation, Gates/Arrow Distributing, Merisel, Avnet/Hallmark, Seneca Data and Express Systems & Peripherals.

Significant Canadian distributors include: Gates/Arrow Electronics, EMJ Data Systems, Ingram Micro Canada and Tech Data Canada.

Significant European distributors include: Miel, Arecta, Westbase Technology, Sphinx Computer, Connect Service Riedlbauer, Mitrol, Euroline and Data Solutions.

Significant Latin American and Asia Pacific distributors include: Tech Pacific, Sumisho Datacom, Lantech and Ingram Dicom.

Digi maintains strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications software vendors, operating system suppliers, and computer hardware manufacturers. Key partners include: Citrix Systems, Compaq, Hewlett-Packard, IBM, Intel, Lotus, Micron, Motorola, Novell, Red Hat, Santa Cruz Operation, Sun Microsystems and Tobit.


CUSTOMERS
The Company's customer base includes many of the world's largest companies. Long-time customer IBM made the Company's adapter boards the first integrated communications offering for the iSeries (previously named AS400) in 2000, in addition to the products currently being sold into the pSeries (previously named RS6000). The Company has OEM relationships with leading vendors, allowing them to ship the Company's board and network products as component parts of their overall networking solutions. These vendors include NCR, Sun Microsystems, Hewlett Packard, Compaq and Groupe Bull, among others. Many of the world's leading telecommunications companies and Internet service providers also rely on the Company's products, including Lucent, Nortel, AT&T, Sprint, Verizon and Seimens.

During the year ended September 30, 2001, two customers comprised more than 10% of net sales each: Tech Data at 13.9% and Ingram Micro at 11. 3%. During the year ended September 30, 2000, two customers comprised more than 10% of net sales each: Tech Data at 13.4% and Ingram Micro at 10.0%. During the year ended September 30, 1999, two customers comprised more than 10% of net sales each:
Tech Data at 15.4% and Ingram Micro at 13.4%.


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

The Company believes that it is a global market leader in multi-port serial adapters. As this market continues to mature, the Company will focus on key applications, customers, and markets to manage applications as they transition to other technologies such as Ethernet, USB, and wireless connectivity products. The Company also believes it is a leader in connecting peripheral devices to Ethernet LANs with its terminal server and device server product lines. With respect to the LAN business, the Company believes it commands less than a 5% market share.

Some of the Company's competitors and potential competitors may have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Present and future competitors may be able to identify new markets and develop products more quickly which are superior to those developed by the Company. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively and price products more competitively than the Company. There are no assurances that competition will not intensify or that the Company will be able to compete effectively in the markets in which the Company competes.


OPERATIONS
The Company's manufacturing operations procure all parts and certain services involved in production and subcontracts most of its product manufacturing to outside firms that specialize in such services. The Company believes that this approach is beneficial because the Company can reduce its fixed costs, maintain production flexibility and maximize its profit margins.

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

During fiscal years 2001, 2000 and 1999, the Company's research and development expenditures were $18.3, $20.2 and $21.8 million, respectively.

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

As of September 30, 2001, the Company had backlog orders which management believed to be firm in the amount of $1.4 million. All of these orders are expected to be filled in the current fiscal year. Backlog as of September 30, 2000 and September 30, 1999 was $4.4 million and $5.0 million, respectively.

The Company had 425 employees at September 30, 2001.


ITEM 2. PROPERTIES

The Company's headquarters and research facilities are located in a 130,000 square foot office building in Minnetonka, Minnesota which the Company acquired in August 1995 and has occupied since March 1996. The Company's primary manufacturing facility is located in a 58,000 square foot building in Eden Prairie, Minnesota, which the Company purchased in May 1993 and has occupied since August 1993. Additional office and research facilities include a 63,000 square foot facility in Dortmund, Germany, a 46,170 square foot facility in Sunnyvale, California, the lease for which expires in April 2002, and a 5,000 square foot facility in Champaign, Illinois, the lease for which expires in January

2002. Subsequent to the Company's fiscal year end, the lease was extended to expire in February 2005. In connection with the acquisition of Inside Out Networks in October 2000, the Company acquired an additional 10,465 square foot facility in Austin, Texas and a 3,655 square foot facility in Torrance, California. The leases on these facilities expire in October 2005 and September 2003, respectively.

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

On July 5, 2001, the United States Court of Appeals for the Eighth Circuit affirmed the decisions of the District Court and ordered that judgment be entered in favor of defendants on the claims alleged in the Consolidated Amended Complaint and the Louisiana Amended Complaint. On September 28, 2001, the Court of Appeals denied a petition for rehearing en banc filed by the 21 lead plaintiffs in the consolidated putative class actions.

Management does not expect that the outcome of the action will have a material adverse effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during the quarter ended September 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

STOCK LISTING
The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market(TM) under the symbol "DGII." On December 10, 2001, the number of holders of the Company's Common Stock was approximately 15,374,947, consisting of 250 record holders and approximately 6,200 stockholders whose stock is held by a bank, broker or other nominee.

High and low sale prices for each quarter during the years ended September 30, 2001 and 2000, as reported on the Nasdaq Stock Market, were as follows:

STOCK PRICES
2001              first             second           third             fourth
High              $9.25             $8.13            $10.40            $9.50
Low               $5.53             $5.41            $ 4.50            $4.70

2000              first             second           third             fourth
High              $17.75            $15.13           $ 9.63            $ 9.06
Low               $10.06            $ 8.19           $ 4.63            $ 6.00

DIVIDEND POLICY
The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and does not anticipate paying cash dividends in the foreseeable future.

The Company does not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA


(IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

For the fiscal years ended September 30               2001         2000           1999         1998          1997
                                                   ----------    ----------    ----------   ----------    ----------

Net sales                                          $  130,405    $  132,525    $  193,506   $  182,932    $  165,598

Acquired in-process research and development               --            --            --       16,065            --

Restructuring                                           1,121         1,382           607        1,020        10,472

AetherWorks Corporation net operating loss                 --            --            --           --        (5,764)

AetherWorks Corporation gain (write-off)                   --            --            --        1,350        (5,759)

AetherWorks Corporation note recovery                      --         8,000            --           --            --

Impairment loss                                            --       (26,146)           --           --            --

Income (loss) before cumulative
  effect of accounting change                             119       (16,825)        3,192          (71)      (15,791)

Cumulative effect of accounting change                 (1,902)           --            --           --            --

Net (loss) income                                      (1,783)      (16,825)        3,192          (71)      (15,791)

Net (loss) income per common share - basic:
   Continuing operations                                   --         (1.12)         0.22        (0.01)        (1.18)
   Cumulative effect of accounting change               (0.12)           --            --           --            --

Net (loss) income per common share -
   assuming dilution:
     Continuing operations                                 --         (1.12)         0.22        (0.01)        (1.18)
     Cumulative effect of accounting change             (0.12)           --            --           --            --

Working capital                                        74,233        78,085        59,946       37,896        61,979

Total assets                                          139,453       142,922       176,330      191,521       118,311

Long-term debt                                          5,499         7,081         9,206       11,124            --

Stockholders' equity                                  112,917       113,459       127,164      121,251        95,471

Book value per share                                     7.39          7.45          8.52         8.34          7.09

Number of employees                                       425           525           583          703           481

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

The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, the following:
(i) the highly competitive market in which the Company operates; (ii) the Company's ability to respond to rapidly developing changes in its marketplace;
(iii) delays in the Company's product development efforts; (iv) the useful life of products once developed; (v) the Company's ability to integrate its recent acquisitions and proposed acquisition of NetSilicon, Inc. (NetSilicon) and to develop marketable products from the acquired in-process research and development; (vi) the Company's reliance on distributors; (vii) declining prices of networking products; (viii) uncertainty in consumer acceptance of the Company's products; and (ix) changes in the Company's level of revenue or profitability. These and other risks, uncertainties and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, its quarterly reports on Form 10-Q and its registration statements, could cause the Company's actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company's various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The following table sets forth selected information from the Company's Consolidated Statements of Operations, expressed as a percentage of net sales.

                                                                      Year ended September 30,            Increase/(Decrease)
                                                                                                       2001 over      2000 over
                                                              2001           2000           1999          2000           1999
                                                           ----------     ----------     ----------    ----------     ----------

Net sales                                                       100.0%         100.0%         100.0%         (1.6)%        (31.5)%
Cost of sales                                                    50.8           47.4           49.3           5.3          (34.0)
                                                           ----------     ----------     ----------    ----------     ----------
Gross margin                                                     49.2           52.6           50.7          (7.8)         (29.1)

Operating expenses:
    Sales and marketing                                          23.5           26.0           22.7         (10.8)         (21.5)
    Research and development                                     14.1           15.2           11.3          (9.1)          (7.7)
    General and administrative                                   12.4           14.6           12.2         (16.0)         (18.2)
    Impairment loss                                                --           19.7             --            --             --
    Restructuring                                                 0.9            1.1            0.3         (18.9)         127.5
                                                           ----------     ----------     ----------    ----------     ----------
Total operating expenses                                         50.9           76.6           46.5         (34.5)          12.8

Operating (loss) income                                          (1.7)         (24.0)           4.2          93.1         (486.5)
Other income (expense), net                                       1.8            2.0           (0.1)        (10.2)       1,140.8
AetherWorks Corporation note recovery                              --            6.0             --            --             --

Income (loss) before income taxes
and cumulative effect of accounting change                        0.1          (16.0)           4.1         100.9         (365.2)
Income tax provision (benefit)                                     --           (3.3)           2.5         101.5         (190.6)
                                                           ----------     ----------     ----------    ----------     ----------
Income (loss) before cumulative
 effect of accounting change                                      0.1          (12.7)           1.6         100.7         (627.1)
                                                           ----------     ----------     ----------    ----------     ----------

Cumulative effect of accounting change, net of taxes             (1.5)            --             --            --             --
                                                           ----------     ----------     ----------    ----------     ----------
Net (loss) income                                                (1.4)%        (12.7)%          1.6%         89.4%        (627.1)%
                                                           ----------     ----------     ----------    ----------     ----------


NET SALES

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues.

The Company generally recognizes revenue at the date that products are shipped to distributors or original equipment manufacturers. Upon adoption of SAB 101 in the fourth quarter of fiscal 2001, the Company changed its revenue recognition policy with regard to certain product sales. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the guidance contained in SAB 101. The effect of this change in revenue recognition policy, as of October 1, 2000, has been reported as the cumulative effect of an accounting change in the first quarter of fiscal 2001 of $1.9 million, net of taxes, which includes revenue of approximately $6.3 million, less cost of sales and certain direct selling expenses. (See Note 18 to the Company's Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET SALES (CONTINUED)

The following table presents the estimated consolidated results of operations of the Company on an unaudited pro forma basis if SAB 101 guidance had been effective in fiscal 2000. Information to estimate the fiscal 1999 impact of the accounting change was not available as a result of a change in the Company's financial reporting system in fiscal 1999.

                                  2000
                              ------------
Net sales                     $135,411,197
Net loss                      $(15,828,728)
Net loss per share            $      (1.05)

The $2.1 million or 1.6% decrease in net sales from 2000 to 2001 and the $61.0 million or 31.5% decrease in net sales from 1999 to 2000 occurred within the Company's principal product groups as follows:



              Percent of Annual Net Sales
              ---------------------------
              2001        2000       1999
              ----        ----       ----
Growth        26.4%       19.7%      16.3%
Mature        56.3%       70.2%      73.4%
LAN           17.4%       10.1%      10.3%

In addition to the factors discussed below, the Company's net sales in 2001 were lower than initially anticipated and lower than fiscal 2000 net sales, partially due to an industry-wide decline in demand associated with the economic downturn. Net sales of the Company's products addressing growth markets, which consists of terminal server, USB and device server products, generated revenues of $34.4 million for the 2001 fiscal year, an increase of $8.3 million, or 31.7%, relative to the net sales recognized during the year ago period for these products. The increase in net sales is a result of the Company's repositioning of its product lines into growth markets and acquired expertise in USB and device server connectivity solutions. Net sales of the products addressing mature markets, which consists of asynchronous, synchronous and RAS products, were $73.4 million, a decrease of $19.6 million, or 21.1%. The continued erosion of the asynchronous product market, offset partially by market share gain, accounts for $10.5 million of the decline. The phase out of the ISDN product line resulted in a $5.0 million decrease compared to the year ago period, and the Company's digital remote access server (RAS) products sales decreased by $4.1 million. Net sales of the Company's physical layer LAN products were $22.6 million and increased by $9.2 million, or 68.9%, relative to fiscal year 2000, primarily as a result of many new product introductions, as well as increases in the volume of media conversion products the Company delivered to the education market.

Net sales decreased by $61.0 million from 1999 to 2000 largely due to a decline in revenues of $49.1 million, or 34.5%, from products addressing mature markets. The decrease is related to the erosion of the asynchronous product market and the demand downturn associated with the post Year 2000 period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET SALES (CONTINUED)

The decline in asynchronous products accounts for $38.8 million of the decrease in sales in fiscal 2000 as compared to 1999. In addition, in the second quarter of fiscal 2000, the Company eliminated the VoIP product line, and the ISDN product line experienced a slowdown in sales, resulting in reduced revenues of $15.9 million relative to the net sales recognized during fiscal 1999 for these products. Net sales of the Company's digital RAS and synchronous products contributed an additional $5.6 million of revenues during fiscal 2000 as compared to the prior year. Net sales of the products addressing growth markets declined by $5.4 million, or 17.2%, in fiscal 2000 compared to 1999, due to a lack of new product introductions and the effect of the post Year 2000 period. Net sales of the Company's physical layer products declined by $6.5 million, or 32.6%, in 2000 relative to 1999.

Net sales to OEMs in 2001 decreased 29.7% relative to 2000, and as a percentage of total net sales, decreased 8.4% from 29.3% in 2000 to 20.9% in 2001. Net sales to OEMs for 1999 were 24.9% of total net sales.

Net sales into the distribution channel declined 5.5% from 2000 and as a percentage of total net sales, declined 2.5% to 60.9% as compared to 63.4% in 2000. International distribution net sales decreased by 1.0% over fiscal 2000. Domestic distribution net sales declined by 8.6% due to overall market conditions discussed previously. Net sales to the distribution market for 1999 represented 69.3% of total net sales.

During fiscal years 2001, 2000 and 1999, the Company's net sales to customers outside the United States, primarily in Europe, were approximately $43.0 million, $46.1 million, and $67.4 million, respectively, comprising approximately 33.0%, 34.8%, and 34.8% of total net sales, respectively.

As a result of repositioning its product lines into growth markets during fiscal year 2001, the Company expects to continue to enhance its Connectware positioning into these growth markets in the future.


GROSS MARGIN

Gross margin in 2001 was 49.2%, compared to 52.6% in 2000, primarily due to the $3.0 million write down of inventories associated with a discontinued RAS product line and the overall impact of sales volume declines in fiscal 2001.

Gross margin in 2000 improved to 52.6%, compared to 50.7% in 1999, primarily due to fewer pricing and volume discount incentives offered to channel partners in fiscal 2000 and an increase in sales of higher margin DSP RAS products.


OPERATING EXPENSES

Operating expenses in 2001, excluding restructuring and asset impairment charges, decreased $8.7 million or 11.7% as compared to operating expenses for 2000. Operating expenses in 2001, excluding restructuring and asset impairment charges, were 50.0% of net sales compared to 55.8% of net sales in 2000. All operating expense categories, including sales and marketing, research and development, and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES (CONTINUED)

general and administrative, were less in 2001 than in 2000 in terms of both total dollars and as a percentage of net sales. The savings were a result of several factors, including controls placed on discretionary spending throughout the fiscal year, the closure of foreign locations during fiscal 2001, and savings realized as a result of prior year restructuring decisions.

Sales and marketing expenses declined by $3.7 million primarily as a result of cost control initiatives which the Company implemented early in 2001. The Company took actions to hold most discretionary expenses below the prior year levels in response to the lower sales volumes in 2001. The Company generated savings of $3.8 million primarily by reducing spending for compensation and employee related costs $0.8 million, advertising spending $0.5 million, discretionary marketing expenses $1.7 million and other expenses $0.8 million. The technical support function was eliminated in Europe and moved to the corporate location in Minnetonka as a result of the European restructuring which took place in 2000, creating a savings of $0.6 million in technical support costs in 2001. In fiscal 2001, the Company also closed its Australia and Singapore foreign sales offices resulting in sales and marketing savings of $0.4 million compared to 2000. Incremental sales and marketing expenses related to the operations of Inside Out Networks and INXTECH, which were acquired in 2001, totaled $1.2 million.

Research and development expenses decreased by $1.8 million relative to 2000, largely due to compensation and other employee-related cost savings of $1.1 million associated with a reduction in the engineering staff. As a result of the 2000 restructuring in Europe, research and development costs decreased by $2.0 million, partially offset by incremental research and development costs of $1.3 million related to the operations of Inside Out Networks and INXTECH during 2001.

General and administrative expenses in 2001 decreased by $3.1 million relative to 2000, of which $2.1 million resulted from a decrease in amortization associated with the write-off of the VoIP and ISDN identifiable intangibles and goodwill of $3.8 million, partially offset by $1.7 million in amortization associated with the Inside Out Networks and INXTECH acquisitions. An additional $1.6 million in savings were realized due to a reduction in employees and the cost containment measures implemented throughout the Company. The Company realized another $0.2 million of cost reductions as a result of the 2000 restructuring of European operations. The Company incurred $0.8 million of incremental general and administrative costs related to the operations of Inside Out Networks and INXTECH.

Operating expenses in 2000, excluding restructuring, reorganization and asset impairment charges, decreased $15.4 million or 17.2% as compared to operating expenses for 1999. Sales and marketing expenses declined by $9.4 million as a result of lower salaries of $3.6 million related to 1999 restructuring activities, lower advertising costs and commissions of $1.1 million and $0.7 million, respectively, resulting from lower sales volumes in 2000, and lower travel expenses of $0.6 million in response to cost control measures implemented primarily due to the lower sales volumes experienced in 2000. Marketing expenses were lower than in 1999 by $3.4 million due to fewer new product introductions and less trade show activity. Research and development expenses in 2000 decreased by $1.7 million relative to 1999, largely due to the discontinuance of the NetBlazer technology and the elimination of the related VoIP product line in Germany. General and administrative expenses in 2000 decreased by $4.3 million relative to 1999, of which $2.7 million resulted from the decrease in amortization associated with the write-off of the VoIP identifiable intangibles and goodwill, and prior year restructuring activities which created cost reductions in 2000 of approximately $0.6 million. An

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING EXPENSES (CONTINUED)

additional $1.0 million in savings were realized due to cost controls implemented across the entire Company.

The $1.4 million of restructuring charges recorded in fiscal 2001 were the result of a board-approved workforce reduction of approximately 13% or 61 employees. The restructuring charge consists entirely of severance and termination costs for the 61 positions affected by the restructuring.

Restructuring activities were completed at the end of the fourth quarter of fiscal 2001. The Company anticipates annual cost savings of approximately $4.0 million from these restructurings. (See Note 4 to the Company's consolidated financial statements.)

The $1.5 million of restructuring charges recorded in fiscal 2000 were associated with the board-approved plan to restructure the European organization located in Dortmund, Germany and Bagshot, England, by transitioning all product development, technical support and manufacturing functions to the Company's corporate headquarters located in Minnetonka, Minnesota. The restructuring charge consists principally of severance and termination costs for the 75 positions affected by the restructuring. Restructuring activities were completed by the end of the second quarter of fiscal 2001. The Company realized cost savings of approximately $3.6 million in fiscal year 2001 from these restructurings. (See Note 4 to the Company's consolidated financial statements.)

The $1.2 million of net restructuring charges recorded in fiscal 1999 were associated with the board- approved plan to reorganize the sales and marketing functions in Germany, England and the United States, by consolidating worldwide sales and marketing resources into strategic locations. The charges consisted principally of existing commitments for rent on facilities vacated by the Company and termination payments associated with the elimination of 42 positions. These activities were completed in December 1999. The Company realized cost savings of approximately $0.4 million in fiscal year 2001 from these restructurings. (See Note 4 to the Company's consolidated financial statements.)


 IMPAIRMENT LOSS

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


IMPAIRMENT LOSS (CONTINUED)

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


OTHER INCOME (EXPENSE)

Other income of $2.4 million in 2001 consisted primarily of interest income on short-term investments of $2.7 million and $0.3 million of miscellaneous other income, partially offset by $0.6 million of interest expense on the Company's borrowings. Other income of $2.7 million in 2000 consisted primarily of interest income on short-term investments of $2.7 million and $0.7 million of miscellaneous other income. These items were partially offset by $0.8 million of interest expense on the Company's borrowings. Other expense of $0.3 million in 1999 consisted primarily of $1.0 million of interest expense on lines of credit and long-term debt partially offset by $0.8 million of interest income on short-term investments.


AETHERWORKS CORPORATION NOTE RECOVERY

In March 2000, the Company received a payment of $8.0 million on a non-convertible note receivable from AetherWorks Corporation, at which time an $8.0 million gain was recognized. The note had been recorded as having no carrying value in 1998 due to significant uncertainty as to its collectibility. The note was subsequently paid in connection with the acquisition of AetherWorks Corporation by Nx Networks, Inc.


INCOME TAXES

The Company recorded a $0.1 million tax provision for 2001, before cumulative effect of accounting change. A tax benefit of $4.3 million and a tax provision of $4.8 million were recorded for fiscal years 2000 and 1999, respectively. The tax provision for 2001 is recorded at a rate slightly greater than the U.S. statutory rate primarily due to non-deductible amortization of goodwill acquired in the purchase of CDC, Inside Out Networks and INXTECH, partially offset by the exclusion of non-taxable foreign source income. The tax benefit in 2000 is recorded at a rate less than the U.S. statutory rate primarily due to non-deductible charges and amortization, partially offset by the non-taxable gain recognized upon recovery of the AetherWorks Corporation note. For fiscal 1999, the Company recorded taxes at a rate in excess of the U.S. statutory rate primarily due to the amortization of goodwill acquired in the purchase of ITK and CDC, which was not deductible for income tax reporting purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RECENT DEVELOPMENTS

On October 30, 2001, the Company announced that they have entered into a definitive merger agreement whereby Digi will acquire NetSilicon, a provider of Ethernet microprocessing solutions for intelligent networked devices. The transaction is subject to approval by shareholders of both companies. (See Note 17 to the Company's consolidated financial statements.)


INFLATION

The Company believes inflation has not had a material effect on its operations or its financial condition.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations, and, in prior years, with proceeds from earlier public offerings.

The Company's working capital decreased from $78.1 million at September 30, 2000, to $74.2 million at September 30, 2001, as compared to an increase of $18.2 million, from $59.9 million to $78.1 million, at September 30, 2000 versus September 30, 1999, respectively. The Company maintains a line of credit with a banking institution in Germany providing for borrowings of up to $5.0 million, depending upon levels of eligible accounts receivable and inventories. As of September 30, 2001, $0.9 million had been borrowed under these line of credit agreements.

Net cash provided by operating activities totaled $10.5 million during fiscal 2001 as compared to $27.4 million during fiscal 2000. The decrease in net cash provided by operations during fiscal 2001 was primarily due to a net increase of $1.3 million in operating assets and liabilities compared to a net decrease of $6.1 million in operating assets and liabilities during fiscal 2000. The increase in net operating assets and liabilities generated in fiscal 2001 is primarily the result of a slowdown in accounts receivable collections in the last half of fiscal 2001. Net cash provided by operations was also lower in fiscal 2001 compared to fiscal 2000 since the Company received an $8.0 million cash payment for the AetherWorks note in fiscal 2000. The decrease in net cash provided by operations during fiscal 2000 compared to fiscal 1999 was primarily due to less favorable operating results.

Investing activities in 2001 consisted of net investments of $5.7 million in marketable securities and purchases of $1.6 million of equipment, capital improvements and other intangible assets. The Company also used $10.1 million of cash for the acquisitions of Inside Out Networks and INXTECH (see Note 2 of the Company's consolidated financial statements.) In 2000 investing activities included net investments of $6.4 million in marketable securities and purchases of $2.5 million of equipment and other intangible assets. Investing activities in 1999 consisted of net investments of $13.6 million in marketable securities and purchases of $4.8 million of equipment, and expansion of the Company's enterprise-wide Enterprise Resource Planning (ERP) software system.

Financing activities consisted of payments on line of credit and debt obligations totaling $2.9 million, $1.4 million and $5.9 million for 2001, 2000 and 1999, respectively. These payments were partially offset by $1.3 million, $1.5 million and $3.0 million in 2001, 2000 and 1999, respectively, received

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

from the exercise of employee stock options and employee stock purchase plan transactions. In 1999, the Company also spent $0.8 million to repurchase shares of its common stock.

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

During 2001, the Company had approximately $43.0 million of net sales related to foreign customers, of which $33.6 million were denominated in U.S. dollars, $9.3 million were in Deutschemark-denominated sales, and $0.1 million were in Euro-denominated sales. During 2001, the average monthly exchange rate for the U.S. dollar to the Deutschemark increased by approximately 4.7% from .4455 to
 .4666.

During 2000, the Company had approximately $46.1 million of net sales related to foreign customers, of which $41.0 million were denominated in U.S. dollars, $5.0 million were in Deutschemark- denominated sales, and $0.1 million were in Euro-denominated sales. During 2000, the average monthly exchange rate for the U.S. dollar to the Deutschemark dropped by approximately 17.0% from .5370 to
 .4455.

In future periods, a significant portion of sales will be made in Deutschemarks until full integration of the "Euro" is achieved. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.


RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The most significant changes made by FAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. FAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of FAS No. 142 will be effective for the Company in fiscal year 2003. The most significant changes made by FAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized, and 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management believes that the principal effect will be the Company ceasing the amortization of goodwill and assembled workforce. Goodwill and assembled workforce amortization was approximately $2,427,000 for the year ended September 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Although the Company has not completed its analysis of FAS 143, it does not expect the impact of adoption to be significant.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. Although the Company has not completed its analysis of FAS 144, it does not expect the impact of adoption to be significant.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material exposure to market risk from market sensitive financial instruments other than the currency risk associated with certain transactions being denominated in Deutschemarks.

The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through continuous monitoring procedures, credit limits and collaboration with sales management on customer contacts to facilitate payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended September 30                     2001              2000              1999
                                                       --------------    --------------    --------------

Net sales                                              $  130,404,745    $  132,524,630    $  193,506,059
Cost of sales                                              66,192,549        62,871,689        95,313,636
                                                       --------------    --------------    --------------
Gross margin                                               64,212,196        69,652,941        98,192,423

Operating expenses:
  Sales and marketing                                      30,715,581        34,423,150        43,844,557
  Research and development                                 18,334,929        20,174,918        21,847,230
  General and administrative                               16,252,453        19,357,867        23,657,586
  Impairment loss                                                  --        26,146,300                --
  Restructuring                                             1,121,121         1,381,642           607,398
                                                       --------------    --------------    --------------
Total operating expenses                                   66,424,084       101,483,877        89,956,771
                                                       --------------    --------------    --------------
Operating (loss) income                                    (2,211,888)      (31,830,936)        8,235,652

Other income (expense):
  Interest expense                                           (616,964)         (775,678)       (1,015,331)
  Interest income                                           2,668,957         2,733,912           856,457
  Other income (expense)                                      344,263           709,582           (97,446)
                                                       --------------    --------------    --------------
Total other income (expense)                                2,396,256         2,667,816          (256,320)
  AetherWorks Corporation note recovery                            --         8,000,000                --
                                                       --------------    --------------    --------------
Income (loss) before income taxes and cumulative
   effect of accounting change                                184,368       (21,163,120)        7,979,332
Income tax provision (benefit)                                 65,819        (4,338,440)        4,787,599
                                                       --------------    --------------    --------------
Income (loss) before cumulative effect
   of accounting change                                       118,549       (16,824,680)        3,191,733
                                                       --------------    --------------    --------------
Cumulative effect of accounting change (net of
   income tax benefit of $1,055,928)                       (1,901,853)               --                --
                                                       --------------    --------------    --------------
Net (loss) income                                      $   (1,783,304)   $  (16,824,680)   $    3,191,733
                                                       ==============    ==============    ==============

Net (loss) income per common share, basic:
   Continuing operations                               $           --    $        (1.12)   $         0.22
   Cumulative effect of accounting change                       (0.12)               --                --
                                                       --------------    --------------    --------------
                                                       $        (0.12)   $        (1.12)   $         0.22
                                                       ==============    ==============    ==============
Net (loss) income per common share,
  assuming dilution:
   Continuing operations                               $           --    $        (1.12)   $         0.22
   Cumulative effect of accounting change                       (0.12)               --                --
                                                       --------------    --------------    --------------
                                                       $        (0.12)   $        (1.12)   $         0.22
                                                       ==============    ==============    ==============
Weighted average common shares, basic                      15,235,258        15,061,774        14,696,057
                                                       ==============    ==============    ==============
Weighted average common shares,
  assuming dilution                                        15,287,935        15,061,774        14,831,242
                                                       ==============    ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

DIGI INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

At September 30,
                                                                                          2001               2000
                                                                                     --------------    --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $   30,347,253    $   38,785,936
     Marketable securities                                                               25,804,947        20,150,132
     Accounts receivable, net                                                            16,161,143        18,175,226
     Inventories, net                                                                    16,791,851        19,700,010
     Other                                                                                4,602,668         3,655,511
                                                                                     --------------    --------------
     Total current assets                                                                93,707,862       100,466,815

Property, equipment and improvements, net                                                22,677,155        24,408,384
Goodwill, net                                                                            10,521,157        10,114,490
Identifiable intangible assets, net                                                      11,017,233         6,283,254
Other                                                                                     1,529,169         1,649,252
                                                                                     --------------    --------------
     Total assets                                                                    $  139,452,576    $  142,922,195
                                                                                     ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit agreements                                         $      938,400    $    3,147,900
  Current portion of long-term debt                                                       1,584,156           330,305
  Accounts payable                                                                        6,012,296         6,275,995
  Income taxes payable                                                                           --         1,328,481
  Accrued expenses:
     Advertising                                                                            856,939         1,143,565
     Compensation                                                                         3,317,935         1,862,517
     Other                                                                                5,395,249         6,760,841
  Restructuring reserves                                                                  1,369,799         1,531,992
                                                                                     --------------    --------------
Total current liabilities                                                                19,474,774        22,381,596
                                                                                     --------------    --------------
Long-term debt                                                                            5,499,226         7,081,396
Net deferred income taxes                                                                 1,561,155                --
                                                                                     --------------    --------------
Total liabilities                                                                        26,535,155        29,462,992
                                                                                     --------------    --------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value: 2,000,000 shares authorized; none issued and outstanding
     Common stock, $.01 par value;  60,000,000 shares authorized; 16,425,606
     and 16,322,949 shares issued and outstanding                                           164,256           163,229
     Additional paid-in capital                                                          71,458,733        71,851,928
     Retained earnings                                                                   59,626,557        61,409,861
     Accumulated other comprehensive income                                                   7,969           166,750
                                                                                     --------------    --------------
                                                                                        131,257,515       133,591,768
Unearned stock compensation                                                                      --           (89,618)
Treasury stock, at cost, 1,095,881 and 1,196,463 shares                                 (18,340,094)      (20,042,947)
                                                                                     --------------    --------------
     Total stockholders' equity                                                         112,917,421       113,459,203
                                                                                     --------------    --------------

    Total liabilities and stockholders' equity                                       $  139,452,576    $  142,922,195
                                                                                     ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended September 30,
                                                                                   2001            2000            1999
                                                                               ------------    ------------    ------------
Operating activities:
  Net (loss) income                                                            $ (1,783,304)   $(16,824,680)   $  3,191,733
  Adjustments to reconcile net (loss) income to
  cash provided by operating activities:
    Impairment loss                                                                      --      26,146,300              --
    Restructuring                                                                 1,121,121       1,381,642        (672,167)
    Depreciation of property and equipment                                        3,905,455       4,296,143       5,988,640
    Amortization of intangibles                                                   5,992,614       8,463,573      12,807,568
   (Gain) loss on sale of fixed assets                                              (18,172)         85,809         243,524
    Provision for losses on accounts receivable                                   1,149,286       1,150,068         179,366
    Provision for inventory obsolescence                                          3,836,989       1,632,685       6,218,261
    Deferred income taxes                                                        (2,198,879)     (5,234,720)     (2,119,056)
    Stock compensation                                                               76,849         164,909         582,981
    Changes in operating assets and liabilities:
      Accounts receivable                                                         2,047,277      12,792,380      12,359,264
      Inventories                                                                    82,498         898,344      (1,618,415)
      Income taxes payable                                                       (1,296,674)     (3,943,276)      1,761,296
      Other assets                                                                  235,966       3,546,641       2,228,897
      Accounts payable                                                             (823,078)     (2,829,261)     (3,822,046)
      Accrued expenses                                                           (1,855,153)     (4,362,890)     (4,025,827)
                                                                               ------------    ------------    ------------
         Total adjustments                                                       12,256,099      44,188,347      30,112,286
                                                                               ------------    ------------    ------------
         Net cash provided by operating activities                               10,472,795      27,363,667      33,304,019
                                                                               ------------    ------------    ------------


Investing activities:
  Purchase of property and equipment and certain other intangible assets         (1,625,576)     (2,544,171)     (4,759,893)
  Proceeds from sale of fixed assets                                                     --              --         843,995
  Proceeds from maturities of held-to-maturity marketable securities             84,807,237      76,531,426       7,000,000
  Purchase of held-to-maturity marketable securities                            (90,462,052)    (82,967,136)    (20,633,113)
  Business acquisitions, net of cash acquired                                   (10,086,848)             --              --
                                                                               ------------    ------------    ------------
      Net cash used in investing activities                                     (17,367,239)     (8,979,881)    (17,549,011)
                                                                               ------------    ------------    ------------

Financing activities:
  Payments on long-term debt                                                       (630,596)       (859,264)     (1,072,747)
  Payments on line of credit                                                     (2,277,000)       (508,317)     (4,843,096)
  Purchase of treasury stock                                                             --              --        (815,000)
  Stock option transactions                                                         776,412         937,723       2,381,422
  Employee stock purchase plan transactions                                         515,283         580,855         586,324
                                                                               ------------    ------------    ------------
      Net cash (used in) provided by financing activities                        (1,615,901)        150,997      (3,763,097)
                                                                               ------------    ------------    ------------

Effect of exchange rates changes on cash and cash equivalents                        71,662        (712,454)     (1,383,672)
Net (decrease) increase in cash and cash equivalents                             (8,438,683)     17,822,329      10,608,239
Cash and cash equivalents, beginning of period                                   38,785,936      20,963,607      10,355,368
                                                                               ------------    ------------    ------------
Cash and cash equivalents, end of period                                       $ 30,347,253    $ 38,785,936    $ 20,963,607
                                                                               ============    ============    ============

Supplemental Cash Flows Information:
Interest paid                                                                  $    717,154    $    699,228    $    937,306
Income taxes paid                                                              $  2,609,798    $  4,358,892    $  3,742,898


The accompanying notes are an integral part of the consolidated financial statements.

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the years ended September 30, 2001, 2000 and 1999

                                                    Common Stock                   Treasury Stock               Additional
                                                Shares        Par Value         Shares          Value        Paid-in-Capital
                                             ------------    ------------    ------------    ------------    ---------------
 Balances, September 30, 1998                  15,790,975    $    157,910       1,247,094    $(21,894,812)   $    70,461,123

Purchase of treasury stock, at cost                                               105,000        (815,000)
Employee stock purchase issuances                                                 (80,482)      1,384,310           (797,986)
Stock compensation
Issuance of stock upon exercise of
   stock options, net of withholding              402,022           4,020                                          2,377,402
Tax benefit realized upon exercise
   of stock options                                                                                                  198,041
Forfeiture of stock options                                                                                         (777,968)
Foreign currency translation adjustment
Net income
                                             ------------    ------------    ------------    ------------    ----------------
Balances, September 30, 1999                   16,192,997         161,930       1,271,612     (21,325,502)        71,460,612

Employee stock purchase issuances                                                 (75,149)      1,282,555           (701,700)
Stock compensation
Issuance of stock upon exercise of
  stock options, net of withholding               129,952           1,299                                            936,424
Tax benefit realized upon exercise
  of stock options                                                                                                   241,751
Forfeiture of stock options                                                                                          (85,159)
Foreign currency translation adjustment
Net loss
                                             ------------    ------------    ------------    ------------    ----------------
Balances, September 30, 2000                   16,322,949         163,229       1,196,463     (20,042,947)        71,851,928

Employee stock purchase issuances                                                (100,582)      1,702,853         (1,187,570)
Stock compensation
Issuance of stock upon exercise of
  stock options, net of withholding               102,657           1,027                                            775,386
Tax benefit realized upon exercise
  of stock options                                                                                                    31,758
Forfeiture of stock options                                                                                          (12,769)
Foreign currency translation adjustment
Net loss
                                             ------------    ------------    ------------    ------------    ----------------
Balances, September 30, 2001                   16,425,606    $    164,256       1,095,881    $(18,340,094)   $    71,458,733
                                             ============    ============    ============    ============    ===============

The accompanying notes are an integral part of the consolidated financial statements.




                               Continued Next Page

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (CONTINUED)

For the years ended September 30, 2001, 2000 and 1999
                                                                                   Accumulated
                                                                  Unearned           Other             Total
                                                Retained            Stock         Comprehensive     Stockholders'     Comprehensive
                                                Earnings        Compensation      Income (Loss)        Equity         (Loss) Income
                                             --------------    --------------    --------------    --------------    --------------

 Balances, September 30, 1998                $   75,042,808    $   (1,700,635)   $     (815,809)   $  121,250,585    $     (886,903)
                                                                                                                     ==============

Purchase of treasury stock, at cost                                                                      (815,000)
Employee stock purchase issuances                                                                         586,324
Stock compensation                                                    582,981                             582,981
Issuance of stock upon exercise of
   stock options, net of withholding                                                                    2,381,422
Tax benefit realized upon exercise
   of stock options                                                                                       198,041
Forfeiture of stock options                                           777,968
Foreign currency translation adjustment                                                (211,724)         (211,724)         (211,724)
Net income                                        3,191,733                                             3,191,733         3,191,733
                                             --------------    --------------    --------------    --------------    --------------

Balances, September 30, 1999                     78,234,541          (339,686)       (1,027,533)      127,164,362    $    2,980,009
                                                                                                                     ==============

Employee stock purchase issuances                                                                         580,855
Stock compensation                                                    164,909                             164,909
Issuance of stock upon exercise of
   stock options, net of withholding                                                                      937,723
Tax benefit realized upon exercise
   of stock options                                                                                       241,751
Forfeiture of stock options                                            85,159
Foreign currency translation adjustment                                               1,194,283         1,194,283         1,194,283
Net loss                                        (16,824,680)                                          (16,824,680)      (16,824,680)
                                             --------------    --------------    --------------    --------------    --------------

Balances, September 30, 2000                     61,409,861           (89,618)          166,750       113,459,203    $  (15,630,397)
                                                                                                                     ==============

Employee stock purchase issuances                                                                        515,283
Stock compensation                                                     76,849                             76,849
Issuance of stock upon exercise of
   stock options, net of withholding                                                                     776,413
Tax benefit realized upon exercise
   of stock options                                                                                       31,758
Forfeiture of stock options                                            12,769
Foreign currency translation adjustment                                                (158,781)         (158,781)         (158,781)
Net loss                                         (1,783,304)                                           (1,783,304)       (1,783,304)
                                             --------------    --------------    --------------    --------------    --------------

Balances, September 30, 2001                 $   59,626,557    $           --    $        7,969    $  112,917,421    $   (1,942,085)
                                             ==============    ==============    ==============    ==============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS DESCRIPTION

Digi International is a worldwide provider of Connectware, wired and wireless, hardware and software connectivity solutions that businesses use to create, customize and control retail operations, industrial automation and other applications. Connectware network enables the essential devices that build business.

Digi's products are marketed through a global network of distributors, systems integrators, original equipment manufacturers (OEMs), and value-added resellers
(VARs).


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Those having original maturities in excess of three months are classified as marketable securities. Marketable securities consist of high-grade commercial paper and corporate bonds that have maturities of less than one year. Marketable securities classified as held to maturity are carried at amortized cost. Gross unrealized holding gains and losses were $39,223 and $3,426, respectively, as of September 30, 2001, and were $0 and $70,833, respectively, as of September 30, 2000.


REVENUE RECOGNITION

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue revenue recognition issues.

The Company recognizes revenue at the date that products are shipped to distributors or original equipment manufacturers. Sales to authorized domestic distributors and original equipment manufacturers are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on historical experience and current business factors and are charged against revenues in the same period as the corresponding sales are recorded. Estimated warranty costs are accrued based on historical experience and current business factors, and are recorded in the same period as the corresponding sales.

The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales to the respective distributors and resellers, and are charged to operations as a reduction in revenue in the same period as the corresponding sales.

REVENUE RECOGNITION (CONTINUED)

The Company generally recognizes revenue at the date that products are shipped to distributors or original equipment manufacturers. Upon adoption of SAB 101 in the fourth quarter of fiscal 2001, the Company changed its revenue recognition policy with regard to certain product sales. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the guidance contained in SAB 101. The effect of this change in revenue recognition policy, as of October 1, 2000, has been reported as the cumulative effect of an accounting change in the first quarter of fiscal 2001 of $1.9 million, net of taxes, which includes revenue of approximately $6.3 million, less cost of sales and certain related expenses such as direct selling expenses.

The Company recognizes license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately.


INVENTORIES

Inventories are stated at the lower of cost or fair market value, with cost determined on the first-in, first-out method. Fair market value for raw materials is based on replacement cost and for other inventory classifications based on net realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. During the year ended September 30, 2001, the Company discontinued the Datafire RAS product line, in connection with its strategy of focusing resources on growth areas such as the terminal server and device server markets. The Company recorded a $2.7 million charge to adjust the Datafire RAS inventory to net realizable value. The charge was included in cost of sales in the consolidated statement of operations for the fiscal year ended September 30, 2001.


PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are carried at cost. Depreciation is provided by charges to operations using the straight-line method over their estimated useful lives. Furniture and fixtures and other equipment are depreciated over a period of three to five years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Periodic reviews for impairment of the carrying value of property, equipment and improvements are made based on undiscounted expected future cash flows.

Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when purchased directly. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over estimated useful life periods ranging from five to fifteen years. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the purchase. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to seven years.

The carrying amount of intangible assets is periodically, at least quarterly, reviewed to assess the remaining useful lives and the recoverability based on undiscounted expected future cash flows.


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

(LOSS) INCOME PER COMMON SHARE (CONTINUED)

The following table is a reconciliation of the numerators and denominators in the (loss) income per share calculations:

                                                    (Loss)
                                                    Income            Shares          Per Share
                                                 (Numerator)       (Denominator)        Amount
                                                --------------    --------------    --------------
For the year ended September 30, 2001

BASIC LOSS PER SHARE
  Loss available to common stockholders         $   (1,783,304)       15,235,258    $        (0.12)

EFFECT OF DILUTIVE SECURITIES
  Common equivalent shares                                                52,677
                                                --------------    --------------    --------------

DILUTED LOSS PER SHARE
 Loss available to common stockholders          $   (1,783,304)       15,287,935    $        (0.12)

For the year ended September 30, 2000

BASIC LOSS PER SHARE
   Loss available to common stockholders        $  (16,824,680)       15,061,774    $        (1.12)

EFFECT OF DILUTIVE SECURITIES
  Common equivalent shares
                                                --------------    --------------    --------------

DILUTED LOSS PER SHARE
 Loss available to common stockholders          $  (16,824,680)       15,061,774    $        (1.12)

For the year ended September 30, 1999

BASIC INCOME PER SHARE
  Income available to common stockholders       $    3,191,733        14,696,057    $         0.22

EFFECT OF DILUTIVE SECURITIES
  Common equivalent shares                                               135,185
                                                --------------    --------------    --------------

DILUTED INCOME PER SHARE
   Income available to common stockholders      $    3,191,733        14,831,242    $         0.22

Common equivalent shares of 160,853 at September 30, 2000 were not included in the computation of diluted earnings per share because their effect is antidilutive.

Options to purchase 1,705,964, 1,230,224 and 811,753 shares at September 30, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of common shares and therefore their effect would be antidilutive.

Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share", income before cumulative effect of accounting change has been used in determining diluted earnings per share for the year ended September 30, 2001.

As discussed in Note 17, the Company has proposed to acquire NetSilicon in exchange for cash and common stock.

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


COMPREHENSIVE INCOME (LOSS)

For the Company, comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to the accumulated other comprehensive income (loss) account in stockholders' equity.


RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The most significant changes made by FAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. FAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of FAS No. 142 will be effective for the Company in fiscal year 2003. The most significant changes made by FAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized, and 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information of the Company. Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management believes that the principal effect will be the Company ceasing the amortization of goodwill and assembled workforce. Goodwill and assembled workforce amortization was approximately $2,427,000 for the year ended September 30, 2001.

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Although the Company has not completed its analysis of FAS 143, it does not expect the impact of adoption to be significant.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. Although the Company has not completed its analysis of FAS 144, it does not expect the impact of adoption to be significant.


2. ACQUISITIONS

In October 2000, the Company acquired Inside Out Networks, a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.

The purchase consideration, including related transaction costs, consists of $7,684,176 in cash. The Company paid $1,398,577 in November 2001 and may be required to pay up to $7,101,423 of additional cash consideration for the purchase subject to Inside Out Networks achieving specific revenue and operating income targets during the three years following the acquisition.

The table below sets forth the purchase price allocation.

Cash                                            $  7,494,844
Direct acquisition costs                              56,000
Guaranteed employee retention payments               133,332
                                                ------------
Total purchase price                            $  7,684,176

Estimated fair value of tangible assets acquired                      1,261,598
Identifiable intangible assets                                        6,422,578
Goodwill                                                              2,504,806
Deferred tax liabilities related to
  identifiable intangibles                                           (2,504,806)
                                                                    -----------
                                                                    $ 7,684,176

The identifiable intangible assets of $6,422,578 included in the purchase price allocation set forth above are comprised of proven technology with an estimated fair value of $5,692,578 and an assembled workforce with an estimated fair value of $730,000, which have estimated useful lives of six years and five years, respectively. The remaining unallocated purchase price represents goodwill, which is being amortized over six years.

In June 2001, the Company acquired INXTECH, the parent company of Decision Europe, a French designer and manufacturer of data communications systems sold under the Xcell Technology brand. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.

The purchase consideration, including related transaction costs, consists of $2,424,095 in cash. The Company may be required to pay up to $2,500,000 of additional cash consideration for the purchase subject to Decision Europe achieving certain future product development milestones and retention of certain key employees during the three years following the acquisition.

The table below sets forth the purchase price allocation.

Cash                                                                $ 2,372,965
Direct acquisition costs                                                 51,130
                                                                    -----------
Total purchase price                                                $ 2,424,095

Estimated fair value of tangible assets acquired                        577,439
Identifiable intangible asset                                         1,846,656
Goodwill                                                                743,077
Deferred tax liabilities related to
  identifiable intangibles                                             (743,077)
                                                                    -----------
                                                                    $ 2,424,095

The identifiable intangible asset of $1,930,492 included in the purchase price allocation set forth above is proven technology, which has an estimated useful life of four and one-half years. The remaining unallocated purchase price represents goodwill, which is being amortized over four and one-half years.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of Inside Out Networks and INXTECH had occurred as of the beginning of fiscal 2000:

                             2001                2000
                         ------------        ------------
Net sales                $131,821,522        $137,701,141
Net loss                 $ (1,995,047)       $(16,794,902)
Net loss per share       $      (0.13)       $      (1.12)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of the beginning of fiscal 2000, nor are they necessarily indicative of the results that will be obtained in the future.


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

In September 2000, the Company recorded a charge of $8,078,051 reflecting a write-down of the remaining carrying value of identifiable intangible assets and goodwill associated with the Integrated Services Digital Network (ISDN) technology and some of the other long-lived assets acquired in the Company's July 1998 purchase of ITK. The write-down resulted from the Company's September 2000 decision to discontinue all business activities in the ISDN market. The Company determined that it did not have the capability to invest at the levels necessary to achieve significant market share in the ISDN market and, therefore, discontinued development activities associated with the ISDN product lines. Accordingly, the Company determined that future undiscounted cash flows from the remaining acquired ITK intangible assets would be reduced and, therefore, the carrying value of the remaining acquired ITK intangible assets would be impaired. As a result of discontinuing business activities in the ISDN market, as well as the decision to restructure the European operations to a sales and marketing organization, the

Company determined that its Dortmund, Germany facility (the Dortmund Facility), including certain furniture and fixtures, would no longer be needed to support operations. During September 2000, the Company began efforts to sell the Dortmund Facility. As a result of placing the Dortmund Facility on the commercial real estate market, the Company determined that the Dortmund Facility's fair market value was less than its carrying value. An independent appraisal of the Dortmund Facility was completed. Based on the results of this appraisal, the Company wrote-down the carrying value of the Dortmund Facility to its estimated fair market value as of September 30, 2000. The carrying value of certain furniture and fixtures at the Dortmund Facility were written down to estimated fair value, given the actions taken by the Company as described above. The estimated fair value of the Dortmund Facility, including the furniture and fixtures, is $4.9 million and is classified as part of property, equipment and improvements on the Company's balance sheet at September 30, 2001.
The Company utilized a discounted cash flows valuation method as described in FASB 121 to measure the September 2000 adjustment to the carrying value of the remaining acquired ITK intangible assets. The Company utilized an independent appraisal to measure the September 2000 adjustment to the carrying value of the acquired Dortmund Facility. The September 2000 adjustment to carrying value of the acquired ITK furniture and fixtures was based on the Company's estimate of selling prices for the furniture and fixtures.

The write-down of the carrying value of the long-lived assets, as described in the previous paragraphs, consists of the following:


                                   Identifiable       Identifiable
                                 Intangible Assets  Intangible Assets
                                    and Goodwill      and Goodwill
                                  Associated with    Associated with                            Total
        Asset                      the NetBlazer        the ISDN       Other Long Lived       Impairment
     Description                    Technology         Technology           Assets               Loss
     -----------                 -----------------  -----------------  ----------------      -----------
Current technology                  $10,491,837        $ 2,241,167                           $12,733,004
Assembled workforce                     252,646            670,484                               923,130
Goodwill                              7,323,766          2,852,737                            10,176,503
Building - Dortmund facility                                              $ 1,955,366          1,955,366
Furniture and fixtures                                                        358,297            358,297
                                    -----------        -----------        -----------        -----------
Totals                              $18,068,249        $ 5,764,388        $ 2,313,663        $26,146,300
                                    ===========        ===========        ===========        ===========

The Company recognized $5,327,981 of tax benefits as a result of the elimination of the deferred tax liabilities associated with the identifiable intangible assets of ITK's NetBlazer and ISDN technologies, which were written off as described above.

4. RESTRUCTURING

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, Minnesota and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. Payment of all costs related to the September 2001 restructuring is expected to be completed in the second quarter of fiscal 2002.

In September 2000, the Company's Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company's corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company's office in Bagshot, England. The charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and two positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, and maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. As of March 31, 2001, the Company had paid $1,079,321 of severance and termination costs relating to the elimination of 69 positions. Change in estimate adjustments related to the severance component of the restructuring accrual totaling $173,210 were recorded in the quarter ended March 31, 2001 because the Company made a decision to retain six employees who had previously been notified that their employment would be terminated. In fiscal 2001, the Company paid $134,227 related to the closure of the Bagshot office for lease cancellation and paid $69,766 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases. Changes in estimate for severance-related legal expenses of $44,550 and cancellation fees of $12,989 were recorded as a reduction of the restructuring accrual with a corresponding increase to operating income during the year ended September 30, 2001.

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

In July 1998, the Company's Board of Directors approved a restructuring plan related to the consolidation of its offices in Germany and England. The restructuring plan related to the closure of existing leased facilities rendered redundant by the acquisition of ITK. The original charge of $1,020,000 ($647,000 net of tax benefits), consisted of $61,483 of noncancellable rent commitments the Company expected to incur following closure of the Cologne, Germany facility; $100,110 of contractual payment obligations for office furniture and other equipment the Company expected to incur following the closure of the Cologne, Germany facility; $202,039 related to the write-off of leasehold improvements in connection with the closure of the Cologne, Germany facility; and $656,368 of termination payments associated with the elimination of six positions in Cologne, Germany and Bagshot, England.

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

In connection with the Company's acquisition of ITK, the Company formulated a plan of reorganization and, accordingly, recognized a $3,484,000 restructuring liability which the Company included as a component of total liabilities assumed in the acquisition. Components of the original estimated liability included $1,844,000 of termination payments associated with 10 employees the Company expected to eliminate at the Chelmsford, Massachusetts ITK location and 20 employees the Company expected to eliminate at the Dortmund, Germany location and $1,640,000 of noncancellable rent obligations for facilities the Company expected to incur following closure of facilities in Chelmsford, Massachusetts and Bristol and Newbury, England.

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

In connection with the Company's acquisition of CDC, the Company formulated a plan of reorganization and, accordingly, recognized a $750,000 restructuring liability which the Company included as a component of total liabilities assumed in the acquisition. Components of this estimated liability included $675,000 of termination payments, associated with 22 employees the Company expected to eliminate when it closed the Champaign, Illinois facility in January 1999 and $75,000 related to facility closure costs the Company expected to incur following closure and sale of the Champaign, Illinois facility. Restructuring activities were completed as of June 1999. During the second quarter of fiscal 2000, the Company paid the final severance costs of $7,128 associated with this restructuring and the accrual was adjusted to zero. Total payments against the restructuring accrual in fiscal year 2000 included severance and termination costs of $88,661. An additional expense of $3,340 was also recorded related to a change in estimate in the original restructuring accrual. Adjustments to the restructuring accrual were reflected as changes to the restructuring accrual with corresponding offsets to goodwill.

The Company's restructuring activities are summarized as follows:


                                                              BALANCE AT                                  CHANGE IN     BALANCE AT
                                                             SEPTEMBER 30,                                 ESTIMATE    SEPTEMBER 30,
              DESCRIPTION                                        2000         PROVISION     PAYMENTS      ADJUSTMENTS      2001
              -----------                                    -------------   -----------   -----------    -----------  -------------
September 2001 Restructuring Plan:
   - Severance and termination costs                                         $ 1,351,870                                $ 1,351,870
                                                              -----------    -----------   -----------    -----------   -----------
          Subtotal                                                             1,351,870                                $ 1,351,870
                                                              -----------    -----------   -----------    -----------   -----------

September 2000 European Restructuring Plan:
   - Severance and termination costs                          $ 1,252,531                  $(1,079,321)   $  (173,210)  $        --
   - Office lease cancellation fees                               134,227                     (134,227)                          --
   - Other lease cancellation fees and contractual payments       100,684                      (69,766)       (12,989)       17,929
   - Legal costs                                                   44,550                                     (44,550)           --
                                                              -----------    -----------   -----------    -----------   -----------
          Subtotal                                              1,531,992             --    (1,283,314)      (230,749)       17,929
                                                              -----------    -----------   -----------    -----------   -----------
Totals                                                        $ 1,531,992    $ 1,351,870   $(1,283,314)   $  (230,749)  $ 1,369,799
                                                              ===========    ===========   ===========    ===========   ===========

5. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company views its operations and manages its business as one segment - a provider of connectivity solutions that businesses use to create, customize and control retail operations, industrial automation and other applications. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information used by executive management in making decisions about how to allocate resources and assess performance. The following table sets forth the various components of net sales by product line as a percentage of total net sales:



                   Percent of Annual Net Sales
              ------------------------------------
               2001           2000           1999
              ------         ------         ------
Growth          26.3%          19.7%          16.3%
Mature          56.3%          70.2%          73.4%
LAN             17.4%          10.1%          10.3%

The operations of the Company are primarily conducted in the Unites States, the Company's country of domicile. The data in the tables below are determined by reference to the location of the Company's operations in the United States and Europe for the years ended September 30:

Revenue derived by operational location:

                                   Year Ended September 30,
                         2001                2000                1999
                     ------------        ------------        ------------
United States        $111,832,491        $114,066,232        $166,557,811
Europe                 18,572,254          18,458,398          26,948,248
                     ------------        ------------        ------------
                     $130,404,745        $132,524,630        $193,506,059
                     ============        ============        ============

Net long-lived assets by location:

                                         Year Ended September 30,
                               2001               2000               1999
                            -----------        -----------        -----------
United States               $36,698,844        $35,232,754        $40,921,789
Foreign                       7,516,701          5,573,374         37,125,699
                            -----------        -----------        -----------
Total net long-lived
assets                      $44,215,545        $40,806,128        $78,047,488
                            ===========        ===========        ===========

The Company's foreign export sales, primarily to Europe, comprised 33.0%, 34.8%, and 34.8% of net sales for the years ended September 30, 2001, 2000 and 1999, respectively.

During fiscal 2001, one customer accounted for 13.9% of net sales and 7.6% of the trade accounts receivable as of September 30, 2001, while another accounted for 11.3% of net sales and 21.9% of the trade accounts receivable as of September 30, 2001.

During fiscal 2000, one customer accounted for 13.4% of net sales and 14.7% of the trade accounts receivable as of September 30, 2000, while another accounted for 10.0% of net sales and 25.4% of the trade accounts receivable as of September 30, 2000.

During fiscal 1999, one customer accounted for 15.4% of net sales and 8.7% of the trade accounts receivable as of September 30, 1999, while another accounted for 13.4% of net sales and 22.5% of the trade accounts receivable as of September 30, 1999.


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

In March 2000, the Company received a payment of $8,000,000 from AetherWorks, representing payment on the aforementioned non-convertible note. The note was paid as a result of AetherWorks Corporation being acquired by Nx Networks. As a result of this payment, the Company recorded $8,000,000 of other income during the year ended September 30, 2000.

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

7.  SELECTED BALANCE SHEET DATA

                                                         2001               2000
                                                      -----------        -----------
Accounts receivable, net:
Trade accounts receivable                             $17,621,225        $19,990,463
Less allowance for doubtful accounts                    1,460,082          1,815,237
                                                      -----------        -----------
                                                      $16,161,143        $18,175,226
                                                      ===========        ===========

Inventories, net:
  Raw materials                                       $11,480,340        $14,152,861
  Work in process                                         664,055          1,092,654
  Finished goods                                        4,647,456          4,454,495
                                                      -----------        -----------
                                                      $16,791,851        $19,700,010
                                                      ===========        ===========

Property, equipment and improvements, net:
  Land                                                $ 2,219,683        $ 2,202,241
  Buildings                                            17,948,937         17,641,451
  Improvements                                          1,566,183          1,254,023
  Equipment                                            20,549,526         22,218,933
  Purchased software                                    9,537,120          9,504,099
  Furniture and fixtures                                1,537,239          1,505,238
                                                      -----------        -----------
                                                       53,358,688         54,325,985
Less accumulated depreciation and amortization         30,681,533         29,917,601
                                                      -----------        -----------
                                                      $22,677,155        $24,408,384
                                                      ===========        ===========

Goodwill, net:
Goodwill                                              $18,837,074        $16,216,257
Less accumulated amortization                           8,315,917          6,101,767
                                                      -----------        -----------
                                                      $10,521,157        $10,114,490
                                                      ===========        ===========

Identifiable intangible assets, net:
  Purchased technology                                $17,023,070        $ 9,400,000
  License agreements                                       40,000          2,915,600
  Assembled workforce                                   1,130,000            400,000
  Other                                                   689,464            698,369
                                                      -----------        -----------
                                                       18,882,534         13,413,969
Less accumulated amortization                           7,865,301          7,130,715
                                                      -----------        -----------
                                                      $11,017,233        $ 6,283,254
                                                      ===========        ===========

8. BORROWINGS UNDER LINE OF CREDIT AGREEMENT

The Company maintains a line credit with Deutsche Bank that provides for borrowings of up to $5,000,000 depending upon levels of eligible accounts receivable and inventories. As of September 30, 2001 and 2000, the Company had borrowed $938,400 and $3,147,900 under this credit line at interest rates of 7.98% and 7.25% at September 30, 2001 and 2000, respectively. The Company is required to maintain, until March 31, 2002, $5,000,000 deposited in a financial institution as collateral for the balance outstanding at September 30, 2001. This collateral is included in marketable securities at September 30, 2001.


9. LONG-TERM DEBT

Long-term debt consists of the following at September 30,

                                                            2001              2000
                                                         ----------        ----------
5.25% fixed rate long-term collateralized note           $1,326,178        $1,353,068
5.20% fixed rate long-term collateralized note              956,340           944,370
6.25% fixed rate long-term collateralized note            3,111,744         3,194,044
6.00% fixed rate long-term uncollateralized notes         1,689,120         1,618,920
5.00% to 10.60% subsidized long-term notes                       --           301,299
                                                         ----------        ----------
                                                          7,083,382         7,411,701
Less current portion                                      1,584,156           330,305
                                                         ----------        ----------
                                                         $5,499,226        $7,081,396
                                                         ==========        ==========

Maturities of long term debt are as follows as of September 30, 2001:

FISCAL
 YEAR                         AMOUNT
------                     -----------
2002                       $ 1,584,156
2003                           833,437
2004                           364,237
2005                           364,237
2006                           364,237
Thereafter                   3,573,078
                           -----------
Total                      $ 7,083,382
                           ===========

The 5.25% fixed rate long-term note is due on March 30, 2017, and is payable in semi-annual principal installments beginning September 2000. The 5.20% fixed rate long-term note is due on December 30, 2017, and is payable in semi-annual principal installments beginning June 2001. The 6.25% fixed rate long-term note is due on September 30, 2016, and is payable in semi-annual principal installments beginning March 2000. Interest on the notes is payable on a quarterly basis. These notes are collateralized by land, buildings and equipment with a carrying value of $4,945,447 on September 30, 2001. The 6.0% fixed rate long-term uncollateralized notes are due on November 5, 2001 ($1,219,920)
and on September 15, 2003 ($469,200). Interest is payable annually on the 2001 note, and payable on a quarterly basis for the 2003 notes.

All of the long-term debt was incurred in connection with the construction of the Dortmund Facility acquired in the ITK purchase. (See Note 3). The Company intends to prepay all long-term debt if the Dortmund Facility is sold.


10. INCOME TAXES

The components of the provision (benefit) for income taxes before cumulative effect of accounting change for the years ended September 30 is as follows:

                              2001                2000                1999
                          -----------         -----------         -----------
Currently payable:
Federal                   $ 1,859,018         $   667,992         $ 6,201,277
State                         405,680             228,288             705,378
Deferred                   (2,198,879)         (5,234,720)         (2,119,056)
                          -----------         -----------         -----------
                          $    65,819         $(4,338,440)        $ 4,787,599
                          ===========         ===========         ===========

The net deferred tax asset at September 30 consists of the following:

                                           2001                2000
                                        -----------         -----------
Uncollectible accounts
  and other reserves                    $ 1,687,335         $ 2,016,254
Inventories                               1,659,604             168,128
Compensation costs                          498,420             589,685
Net operating loss carryforwards          2,738,658           2,582,194
Intangible assets                        (4,143,334)         (2,113,800)
                                        -----------         -----------
Net deferred tax asset                  $ 2,440,683         $ 3,242,461
                                        ===========         ===========

The net deferred tax asset consists of the following at September 30:

                                                  2001                2000
                                              -----------         -----------
Current deferred tax asset                    $ 3,845,359         $ 2,774,067
Net non-current deferred tax asset                     --             468,394
Net non-current deferred tax liability         (1,404,676)                 --
                                              -----------         -----------
                                              $ 2,440,683         $ 3,242,461
                                              ===========         ===========

Deferred tax liabilities of $5,327,981 were eliminated as a result of the write-off of the identifiable intangible assets of ITK during fiscal year 2000. (See Note 3.)

As of September 30, 2001 and 2000, the Company had federal net operating loss carryforwards of approximately $8.0 million and $7.6 million, respectively, which expire at various dates through 2011.

The reconciliation of the statutory federal income tax rate with the Company's effective income tax rate before cumulative effect of accounting change for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                    2001            2000            1999
                                                   ------          ------          ------
Statutory income tax rate                            34.0%          (34.0)%          35.0%
Increase (reduction) resulting from:
  State taxes, net of federal benefits              145.2            (0.7)            5.7
  Utilization of low income housing credits        (162.7)           (1.9)           (5.0)
  AetherWorks Corporation recovery                                  (12.9)
  Impairment loss, net of deferred taxes                             13.1
  Non-deductible intangible amortization            322.9             3.8            15.3
  Foreign operations                               (211.1)            6.8             2.9
  Other                                             (92.6)            5.3             6.1
                                                   ------          ------          ------
                                                     35.7%          (20.5)%          60.0%
                                                   ======          ======          ======

11.  STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

The Company's stock option plan (the Stock Option Plan) provides for the issuance of nonstatutory stock options (NSOs) and incentive stock options (ISOs) to key employees and nonemployee board members holding less than 5% of the outstanding shares of the Company's common stock. The Company's Non-Officer Stock Option Plan (the Non-Officer Plan and, together with the Stock Option Plan, the Plans), provides for the issuance of NSOs to key employees who are not officers or directors of the Company. The Company's 2000 Omnibus Stock Plan (the Omnibus Plan) provides for the issuance of stock-based incentives, including ISOs and NSOs, to employees and others who provide services to the Company, including consultants, advisers and directors. Options granted under the plans will expire if unexercised after ten years from the date of grant. Options granted under the plans generally vest over a four year service period.

The exercise price for ISOs and non-employee directors options granted under the Stock Option Plan or the Omnibus Plan is set at the fair market value of the Company's common stock on the date of grant. The exercise price for nonstatutory options granted under the Plans is set by the Compensation Committee of the Board of Directors. The authority to grant options under the Plans and set other terms and conditions rests with the Compensation Committee. The Stock Option Plan terminates in 2006 and the Omnibus Plan terminates in 2010. The Non-Officer Plan does not have a designated termination date.

The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2001, 2000 or 1999. Income tax withholding is limited to the employer's minimum statutory withholding rate.

During the year ended September 30, 1998 the Board of Directors authorized the issuance of incentive stock options for the purchase of 486,631 shares and the issuance of nonstatutory stock options for the purchase of 543,461 shares, at prices below the market value of the stock on the grant dates.

The difference between the option price and market value at the date of grant for the above option arrangements has been recorded as additional paid-in capital with an offsetting debit within stockholders' equity to unearned stock compensation. The compensation expense related to these option grants was amortized to operations over the contractual vesting period in which employees performed services and amounted to $76,849 in 2001, $164,909 in 2000, and $582,981 in 1999.

Stock options and common shares reserved for grant under the Plans are as follows:

                                                                                 Weighted
                                                                                  Average
                                           Available For         Options         Price Per
                                               Grant           Outstanding         Share
                                           -------------       -----------       ---------
Balances, September 30, 1998                   869,937          2,731,267         $12.75

Granted                                     (1,019,100)         1,019,100           9.32
Exercised                                                        (402,022)          5.95
Cancelled                                    1,244,635         (1,244,635)         14.26
                                            ----------         ----------
Balances, September 30, 1999                 1,095,472          2,103,710         $11.50

Additional shares approved for grant           500,000
Granted                                     (1,158,450)         1,158,450           9.42
Exercised                                                        (129,952)          7.44
Cancelled                                      525,995           (529,498)         10.16
                                            ----------         ----------
Balances, September 30, 2000                   963,017          2,602,710         $11.05

Additional shares approved for grant         2,250,000
Granted                                     (1,607,214)         1,607,214           5.96
Exercised                                                        (102,657)          7.57
Cancelled                                      298,796           (298,796)         10.80
                                            ----------         ----------
Balances, September 30, 2001                 1,904,599          3,808,471         $ 9.02
                                            ==========         ==========


Exercisable at  September 30, 1999                                893,374         $12.84
Exercisable at  September 30, 2000                              1,066,579         $12.82
Exercisable at  September 30, 2001                              1,893,484         $10.36

Commencing April 1996, the Company has sponsored an Employee Stock Purchase Plan (the Purchase Plan) that covers all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $560,562, $580,855 and $586,324 in the fiscal years ended 2001, 2000 and 1999, respectively. Pursuant to the Purchase Plan, 100,582, 75,149 and 80,482 shares were issued to employees during the fiscal years ended 2001, 2000 and 1999, respectively. As of September 30, 2001, 128,152 shares are available for future issuances under the Purchase Plan.


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

Had the Company used the fair-value-based method of accounting for its stock options granted in 2001, 2000 and 1999, and charged operations over the option vesting periods based on the fair value of options on the date of grant, net
(loss) income and net (loss) income per common share would have been changed to the following pro forma amounts:

                                                              2001                   2000                   1999
                                                        --------------         --------------         --------------
Net (loss) income:
As reported                                             $   (1,783,304)        $  (16,824,680)        $    3,191,733
Pro forma                                               $   (4,668,100)        $  (20,981,166)        $      281,852

Net (loss) income per share - basic:
As reported                                             $        (0.12)        $        (1.12)        $         0.22
Pro forma                                               $        (0.31)        $        (1.39)        $         0.02

Net (loss) income per share - assuming dilution:
As reported                                             $        (0.12)        $        (1.12)        $         0.22
Pro forma                                               $        (0.31)        $        (1.39)        $         0.02

The weighted average fair value of options granted in fiscal years 2001, 2000 and 1999 was $3.45, $5.38 and $5.24, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Assumptions:                           2001       2000       1999
                                      -------    -------    -------
Risk free interest rate                 3.50%      5.88%      5.75%
Expected option holding period        4 years    4 years    4 years
Expected volatility                       75%        50%        50%
Expected dividend yield                    0          0          0

At September 30, 2001, the weighted average exercise price and remaining life of the stock options are as follows:

                              Options Outstanding                                   Options Exercisable
--------------------------------------------------------------------------   -------------------------------
                                             Weighted
                                              Average
                                             Remaining        Weighted                          Weighted
   Range of              Options         Contractual Life      Average         Options           Average
Exercise Prices        Outstanding           (In Years)     Exercise Price   Exercisable      Exercise Price
---------------        ------------      ----------------   --------------   -----------      --------------
$2.36                         7,556              6.0        $      2.36            6,629         $   2.36
$5.20                     1,006,294             10.0        $      5.20          523,794         $   5.20
$5.75 - $8.00             1,529,963              8.0        $      7.11          598,059         $   7.48
$8.25 - $14.00              868,085              7.3        $     11.41          393,393         $  11.78
$14.31 - $20.50             134,948              4.9        $     15.97          132,902         $  15.99
$20.75 - $29.25             261,625              4.8        $     23.61          238,707         $  23.63
                       ------------                                          -----------
$2.36 - $29.25            3,808,471              8.1        $      9.02        1,893,484         $  10.36
                       ============                                          ===========

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


14. COMMITMENTS

The Company has entered into various operating lease agreements for office space and equipment, the last of which expires in fiscal 2013. These leases generally require the Company to pay a pro-rata share of the lessor's operating expenses. Below is a schedule of future minimum commitments under noncancellable operating leases:

   FISCAL
    YEAR                           AMOUNT
   ------                       -----------
    2002                        $   892,000
    2003                            462,000
    2004                            335,000
    2005                            243,000
    2006                             45,000
 Thereafter                          83,000
   Total                        $ 2,060,000

Total rental expense for all operating leases, including a pro-rata share of lessor operating expenses, for the years ended September 30, 2001, 2000 and 1999 was $1,525,000, $1,967,000 and $1,838,000, respectively.


15.  EMPLOYEE BENEFIT PLAN

The Company has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 15% of their pre-tax earnings, not to exceed amounts allowed under the Code. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors.

The Company provided matching contributions of $579,000, $508,000 and $325,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.


16. CONTINGENCIES

Between January 3, 1997 and March 7, 1997, the Company and certain of its previous officers were named as defendants in putative securities class action lawsuits filed in the United States District Court for the District of Minnesota by 21 lead plaintiffs on behalf of an alleged class of purchasers of the Company's common stock during the period January 25, 1996 through December 23, 1996. The putative class actions were thereafter consolidated (Master File No. 97-5 DWF/RLE). The Consolidated Amended Class Action Complaint ("Consolidated Amended Complaint") alleged that the Company and certain of its previous officers violated the federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results.

On February 25, 1997, the Company and certain of its previous officers also were named as defendants in a securities lawsuit filed in the United States District Court for the District of Minnesota by the Louisiana State Employees Retirement System (Civil File No. 97-440, Master File No. 97-5 DWF/RLE) (the "Louisiana Amended Complaint"). The Louisiana Amended Complaint alleged that the Company and certain of its previous officers violated the federal securities laws and state common law by, among other things, misrepresenting and/or omitting material information concerning the Company's operations and financial results.

In a decision issued on May 22, 1998, the District Court dismissed without leave to replead all claims asserted in both cases, including all claims asserted against defendant Gary L. Deaner, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company's AetherWorks investment. The District Court also limited the claims asserted in the Louisiana Amended Complaint to the 11,000 shares of the Company's stock held subsequent to November 14, 1996, for which the Louisiana Amended Complaint claims damages of $184,276 and seeks an award of attorneys' fees, disbursements and costs. The Consolidated Amended Complaint sought compensatory damages of approximately $43.1 million, plus interest, against all defendants, jointly and severally, and an award of attorneys' fees, experts' fees and costs.

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

On July 5, 2001, the United States Court of Appeals for the Eighth Circuit affirmed the decisions of the District Court and ordered that judgment be entered in favor of defendants on the claims alleged in the Consolidated Amended Complaint and the Louisiana Amended Complaint. On September 28, 2001, the Court of Appeals denied a petition for rehearing en banc filed by the 21 lead plaintiffs in the consolidated putative class actions.

Management does not expect that the outcome of the action will have a material adverse effect on the Company's financial position.


17. SUBSEQUENT EVENT

On October 30, 2001, the Company announced a definitive merger agreement whereby the Company will acquire NetSilicon for cash and common stock with a value of approximately $56,000,000. NetSilicon is a provider of Ethernet microprocessing solutions for intelligent networked devices. The Boards of Directors of both companies have approved the transaction, which, subject to shareholder approval, is expected to close during the second quarter of the Company's 2002 fiscal year.

Under the terms of the definitive merger agreement, each share of NetSilicon stock will be converted into the right to receive either (1) cash, (2) the Company's common stock, or (3) a combination of cash and the Company's common stock. The exchange ratio is fixed at .6500 shares of the Company's common stock for each share of NetSilicon common stock. The maximum cash to be paid by the Company is $15,000,000. If the elections would cause Digi to pay more than $15,000,000 in cash in the merger, all requests will be prorated among the electing stockholders with the balance paid in stock.

The transaction is subject to approval by shareholders of both companies. Holders of at least two-thirds of the outstanding voting shares of NetSilicon must vote in favor of the acquisition and a majority of the outstanding shares present at the Company's shareholder meeting must vote in favor of issuing shares of the Company's common stock in the merger.

The transaction will be accounted for using the purchase method of accounting as required for combinations initiated after June 30, 2001. Accordingly, the purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed.


18. CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The Company recorded a cumulative effect charge of $1,901,853, net of an income tax benefit of $1,055,928, related to this accounting change. Upon adoption of SAB 101, the Company changed its revenue recognition policy with regard to certain product sales. The Company's previous policy stated that revenue is recognized upon shipment of products to customers. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the guidance contained in SAB 101. The effect of this change in revenue recognition policy, as of October 1, 2000, has been reported as the cumulative effect of an accounting change in the first quarter of fiscal 2001. Previously reported fiscal 2001 quarters have been restated to reflect the change. The effect of the change in revenue recognition policy resulted in an increase in revenues of $6.3 million. This change did not have a significant effect on 2001 net income.

The following table presents the estimated consolidated results of operations of the Company on an unaudited pro forma basis if SAB 101 guidance had been effective in fiscal 2000. Information to estimate the fiscal 1999 impact of the accounting change was not available as a result of a change in the Company's financial reporting system in fiscal 1999.

                               2000
                          -------------
Net sales                 $ 135,411,197
Net loss                  $ (15,828,728)
Net loss per share        $       (1.05)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

                                                Balance at     Charged to                                         Balance at
                                                beginning      costs and       Charged to                           end of
               Description                      of period       expenses     Other Accounts      Deductions         period
               -----------                      ----------     ----------    --------------      ----------       ----------
        September 30, 2001
Valuation account - doubtful accounts            $ 1,815        $ 1,149                          $ 1,504(1)         $ 1,460
        September 30, 2000
Valuation account - doubtful accounts            $ 1,761        $ 1,150                          $ 1,096(1)         $ 1,815
        September 30, 1999
Valuation account - doubtful accounts            $ 1,560        $   179                          $   (22)(1)        $ 1,761
        September 30, 2001
Valuation account, inventory obsolescence        $ 4,074        $ 3,837                          $ 2,203(2)         $ 5,708
        September 30, 2000
Valuation account, inventory obsolescence        $ 4,539        $ 1,633                          $ 2,098(2)         $ 4,074
        September 30, 1999
Valuation account, inventory obsolescence        $ 3,107        $ 6,218                          $ 4,786(2)         $ 4,539

(1) Uncollectible accounts charged against allowance net of recoveries.

(2) Scrapped inventory charged against allowance.

REPORT OF MANAGEMENT


TO THE STOCKHOLDERS OF DIGI INTERNATIONAL INC.


     The Company's management is responsible for the integrity, objectivity and consistency of the financial information presented in this Annual Report on Form 10-K. The consolidated financial statements contained herein were prepared in accordance with generally accepted accounting principles and were based on informed judgments and management's best estimates as required. Financial information elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

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



December 28, 2001

REPORT OF INDEPENDENT ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 57 present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries (the Company) at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18, in 2001 the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 relating to revenue recognition.


/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 27, 2001

QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share amounts                                           Quarter ended
                                                         Dec. 31          Mar. 31          June 30          Sept. 30
                                                         --------         --------         --------         --------
2001
  Net sales                                              $ 34,958         $ 32,065         $ 31,081         $ 32,300
  Gross margin                                             18,434           16,692           16,163           12,923
  Restructuring                                              (182)             (48)              --            1,351
  Income (loss) before income taxes and cumulative
    effect of accounting change                             2,981              581              705           (4,083)
  Cumulative effect of accounting change (net of
    income tax benefit of $1,056                           (1,902)              --               --               --
  Net income (loss)                                          (411)             320              366           (2,058)
  Net income (loss) per share, before cumulative
    effect of accounting change - basic                      0.10             0.02             0.02            (0.13)
                                - assuming dilution          0.10             0.02             0.02            (0.13)
  Net income (loss) per share, cumulative effect
    of accounting change - basic                            (0.13)              --               --               --
                         - assuming dilution                (0.13)              --               --               --
  Net income (loss) per share - basic                       (0.03)            0.02             0.02            (0.13)
  Net income (loss) per share - assuming dilution           (0.03)            0.02             0.02            (0.13)

2000
  Net sales                                              $ 40,140         $ 25,800         $ 32,354         $ 34,231
  Gross margin                                             22,175           12,273           17,175           18,030
  Impairment loss                                                           18,068                             8,078
  Restructuring                                                               (138)             (12)           1,532
  Net income (loss)                                         1,018          (13,282)           2,513           (7,074)
  Net income (loss) per share - basic                        0.07            (0.88)            0.17            (0.47)
  Net income (loss) per share - assuming dilution            0.07            (0.88)            0.17            (0.47)

1999
  Net sales                                              $ 51,395         $ 42,631         $ 51,145         $ 48,335
  Gross margin                                             26,491           18,478           27,147           26,076
  Restructuring                                                              1,453             (685)            (161)
  Net income (loss)                                           475           (2,251)           2,253            2,715
  Net income (loss) per share - basic                        0.03            (0.15)            0.15             0.18
  Net income (loss) per share - assuming dilution            0.03            (0.15)            0.15             0.18

The summation of quarterly net income per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.


Previously reported fiscal 2001 quarterly information included above has been restated to reflect the change in revenue recognition policy as described in
Note 18 to the consolidated financial statements. The following table summarizes previously reported fiscal 2001 quarters.

2001                                             Dec. 31          Mar. 31          June 30
                                                --------         --------         --------
Net sales                                       $ 34,443         $ 33,038         $ 30,155
Gross margin                                      18,161           17,198           15,681
Restructuring                                       (182)             (48)              --
Net income                                         1,364              555              139
Net income per share - basic                        0.09             0.04             0.01
Net income per share - assuming dilution            0.09             0.04             0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III


ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name                                        Age               Position
----                                        ---               --------
Joseph T. Dunsmore                           43               Chairman, President and
                                                              Chief Executive Officer

Douglas J. Glader                            58               Executive Vice President and
                                                              General Manager of MiLAN Technology

Subramanian Krishnan                         47               Senior Vice President, Chief Financial Officer
                                                              and Treasurer

Bruce Berger                                 41               Senior Vice President and
                                                              General Manager of European Operations

Mr. Dunsmore joined the Company on October 24, 1999, as President and Chief Executive Officer and as a member of the Board of Directors. Prior to joining Digi, Mr. Dunsmore had been Vice President of Access for Lucent Microelectronics, a telecommunications company now known as Agere Systems Inc., since July 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that, Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation since May 1983.

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

Mr. Krishnan was named Senior Vice President, Chief Financial Officer and Treasurer on February 1, 1999, prior to which he served as the Company's Vice President of Finance since January 11, 1999. Prior to joining the Company, he served as a principal with LAWCO Financial, an investment banking firm in Minneapolis, MN from January 1997 to January 1999. Prior to LAWCO, he served for 13 years with the Valspar Corporation as the Director of Corporate Financial Planning and Reporting and Taxes and was primarily responsible for mergers, acquisitions and joint ventures.

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

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Consolidated Financial Statements and Schedules of the Company


               1. Consolidated Statements of Operations for the fiscal years ended September 30, 2001, 2000 and 1999

                    Consolidated Balance Sheets as of September 30, 2001 and
                    2000

                    Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2001, 2000 and 1999

                    Consolidated Statements of Stockholders' Equity for the fiscal years ended September 30, 2001, 2000 and 1999

                    Notes to Consolidated Financial Statements

               2.   Schedule of Valuation and Qualifying Accounts

               3.   Report of Independent Accountants


          (b)  Reports on Form 8-K

               There were no reports on Form 8-K during the quarter ended September 30, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

           (c)     Exhibits

            Exhibit
            Number            Description

               3(a)           Restated Certificate of Incorporation of the
                              Company (1)

               3(b) Amended and Restated By-Laws of the Company (as amended through December 1, 2001)

               4(a) Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (2)

               4(b) Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

               10(a)          Stock Option Plan of the Company (4)

               10(b) Form of indemnification agreement with directors and officers of the Company (5)

               10(c) Employment Arrangement between the Company and Douglas Glader *(6)

               10(c)(i) Amendment to Employment Agreement between the Company and Douglas Glader, dated as of December 13, 2000* (7)

               10(d) Agreement between the Company and Subramanian Krishnan dated March 26, 1999*(8)

               10(d)(i) Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (9)

               10(e) Employment Agreement between the Company and Joseph T. Dunsmore dated October 24, 1999*(10)

               10(f) Agreement between the Company and Bruce Berger dated March 29, 2000* (11)

               10(f)(i) Agreement between the Company and Bruce Berger dated December 14, 2001*

               10(g)          Employee Stock Purchase Plan of the Company (12)

               10(h)          2000 Omnibus Stock Plan of the Company (13)

               10(i) Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (14)

----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

             (c)   Exhibits (continued)

             Exhibit
             Number           Description


               21             Subsidiaries of the Company

               23             Consent of Independent Accountants

               24             Powers of Attorney

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)



(1) Incorporated by reference to Exhibit 3(a) to the Company's Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(2) Incorporated by reference of Exhibit 1 to the Company's Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).

(3) Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

(4) Incorporated by reference to the corresponding exhibit number to the Company's Form 10-K for the year ended September 30, 1998 (File no. 0-17972).

(5) Incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form S-1 (File no. 33-30725).

(6) Incorporated by reference to Exhibit 10(q) to the Company's Form 10-K for the year ended September 30, 1995 (File no. 0-17972).

(7) Incorporated by reference to Exhibit 10(d)(i) to the Company's Form 10-K for the year ended September 30, 2000 (File no. 0-17972).

(8) Incorporated by reference to Exhibit 10(k) to the Company's Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(9) Incorporated by reference to Exhibit 10(e)(i) to the Company's Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(10) Incorporated by reference to Exhibit 10(j) to the Company's Form 10-K for the year ended September 30, 1999 (File no. 0-17972).

(11) Incorporated by reference to Exhibit 10(g) to the Company's Form 10-K for the year ended September 30, 2000 (File no. 0-17972).

(12) Incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on January 31, 1996 (File no. 0-17972).

(13) Incorporated by reference to Exhibit B to the Company's Proxy Statement for its Annual Meeting of Stockholders held on January 24, 2000 (File no. 0-17972).

(14) Incorporated by reference to Annex A to the Company's Registration Statement on Form S-4 (File no. 333-74118).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIGI INTERNATIONAL INC.


     December 28, 2001             By:  /s/  Joseph T. Dunsmore
                                        ----------------------------------------
                                        Joseph T. Dunsmore
                                        President, Chief Executive Officer, and
                                        Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     December 28, 2001                  /s/  Joseph T. Dunsmore
                                        ----------------------------------------
                                        Joseph T. Dunsmore
                                        President, Chief Executive Officer, and
                                        Chairman (Principal Executive Officer)


     December 28, 2001                  /s/ Subramanian Krishnan
                                        ----------------------------------------
                                        Subramanian Krishnan
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer (Principal
                                        Financial and Accounting Officer)



JOSEPH T. DUNSMORE
KENNETH E. MILLARD
MYKOLA MOROZ                            A majority of the Board of Directors*
MICHAEL SEEDMAN
DAVID STANLEY
BRADLEY J. WILLIAMS

*Subramanian Krishnan, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

     December 28, 2001                  /s/ Subramanian Krishnan
                                        ----------------------------------------
                                        Subramanian Krishnan
                                        Attorney-in-fact

                                 EXHIBIT INDEX

Exhibit                                   Description                                                 Page
-------                                   -----------                                                 ----
3(a)                Restated Certificate of Incorporation of the                               Incorporated by
                    Registrant, as amended                                                     Reference

3(b)                Amended and Restated By-Laws of the Registrant                             Filed Electronically
                    (as amended through December 1, 2001)

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

10(a)               Stock Option Plan of the Registrant                                        Incorporated by
                                                                                               Reference

10(b)               Form of indemnification agreement with directors                           Incorporated by
                    and officers of the Registrant                                             Reference

10(c)               Employment Arrangement between the Registrant and                          Incorporated by
                    Douglas Glader                                                             Reference

10(c)(i)            Amendment to Employment Agreement between the                              Incorporated by
                    Registrant and Douglas Glader, dated as of                                 Reference
                    December 13, 2000

10(d)               Agreement between the Registrant and Subramanian                           Incorporated by
                    Krishnan dated March 26, 1999                                              Reference

10(d)(i)            Amendment to the Agreement between the Registrant and                      Incorporated by
                    Subramanian Krishnan dated February 5, 2001                                Reference

10(e)               Employment Agreement between the Registrant and                            Incorporated by
                    Joseph T. Dunsmore, dated October 24, 1999                                 Reference

10(f)               Agreement between the Registrant and Bruce                                 Incorporated by
                    Berger dated March 29, 2000                                                Reference

10(f)(i)            Agreement between the Company and Bruce Berger                             Filed Electronically
                    dated December 14, 2001

10(g)               Employee Stock Purchase Plan of the Registrant                             Incorporated by
                                                                                               Reference

10(h)               2000 Omnibus Stock Plan of the Company                                     Incorporated by
                                                                                               Reference

10(i)               Agreement and Plan of Merger among the Company,                            Incorporated by
                    Dove Sub Inc. and NetSilicon, Inc. dated as of                             Reference
                    October 30, 2001

21                  Subsidiaries of the Registrant                                             Filed Electronically

23                  Consent of Independent Accountants                                         Filed Electronically

24                  Powers of Attorney                                                         Filed Electronically