Form 10-Q
period 2001-12-31
DIGI INTERNATIONAL INC
filed 2002-02-12
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2001.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      .

Commission file number: 0-17972

DIGI INTERNATIONAL INC

(Exact name of registrant as specified in its charter)

Delaware	41-1532464

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11001 Bren Road East Minnetonka, Minnesota 55343

(Address of principal executive offices) (Zip Code)

(952) 912-3444 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

On February 8, 2002, there were 15,417,082 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

	2001	2000

Net sales	$25,150,182	$34,958,220
Cost of sales	11,700,323	16,524,152

Gross margin	13,449,859	18,434,068

Operating expenses:
Sales and marketing	6,697,297	7,272,977
Research and development	3,725,648	4,558,023
General and administrative	4,189,272	4,792,359
Restructuring	—	(182,038)

Total operating expenses	14,612,217	16,441,321

Operating (loss) income	(1,162,358)	1,992,747

Other income, net	345,424	988,627

(Loss) income before income taxes and cumulative effect of accounting change	(816,934)	2,981,374
Income tax (benefit) provision	(310,435)	1,490,687

(Loss) income before cumulative effect of accounting change	(506,499)	1,490,687
Cumulative effect of accounting change (net of income tax benefit of $1,055,928)	—	(1,901,853)

Net loss	$(506,499)	$(411,166)

Net (loss) income per common share, basic:
Continuing operations	$(0.03)	$0.10
Cumulative effect of accounting change	—	$(0.13)

	$(0.03)	$(0.03)

Net (loss) income per common share, assuming dilution:
Continuing operations	$(0.03)	$0.10
Cumulative effect of accounting change	—	$(0.13)

	$(0.03)	$(0.03)

Weighted average common shares, basic	15,369,376	15,166,642

Weighted average common shares, assuming dilution	15,369,376	15,184,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

	December 31	September 30
ASSETS	2001	2001

Current assets:	(unaudited)
Cash and cash equivalents	$22,422,391	$30,347,253
Marketable securities	37,834,991	25,804,947
Accounts receivable, net	12,894,769	16,161,143
Inventories, net	16,371,010	16,791,851
Other	5,655,915	4,602,668

Total current assets	95,179,076	93,707,862

Property, equipment and improvements, net	21,849,258	22,677,155
Goodwill, net	10,599,734	10,521,157
Identifiable intangible assets, net	11,258,453	11,017,233
Other	1,514,674	1,529,169

Total assets	$140,401,195	$139,452,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit agreements	$451,600	$938,400
Current portion of long-term debt	244,315	1,584,156
Accounts payable	7,276,860	6,012,296
Income taxes payable	3,148,560	—
Accrued expenses:
Advertising	719,651	856,939
Compensation	3,018,884	3,317,935
Other	5,471,159	5,395,249
Restructuring reserves	276,403	1,369,799

Total current liabilities	20,607,432	19,474,774
Long-term debt	5,371,312	5,499,226
Net deferred income taxes	1,712,955	1,561,155

Total liabilities	27,691,699	26,535,155

Commitments and contingencies
Stockholders’ equity:
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 60,000,000 shares authorized; 16,427,233 and 16,425,606 shares issued and outstanding	164,272	164,256
Additional paid-in capital	70,921,194	71,458,733
Retained earnings	59,120,058	59,626,557
Accumulated other comprehensive income	114,286	7,969

	130,319,810	131,257,515
Treasury stock, at cost, 1,052,286 and 1,095,881 shares	(17,610,314)	(18,340,094)

Total stockholders’ equity	112,709,496	112,917,421

Total liabilities and stockholders’ equity	$140,401,195	$139,452,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

	2001	2000

Operating activities:
Net loss	$(506,499)	$(411,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring	—	(182,038)
Depreciation of property and equipment	703,524	922,300
Amortization of intangibles	1,551,189	1,459,728
Provision for losses on accounts receivable	15,000	285,137
Provision for inventory obsolescence	225,000	180,000
Loss on sale of fixed assets	—	14,419
Stock compensation	—	29,634
Changes in operating assets and liabilities	4,953,625	3,295,242

Total adjustments	7,448,338	6,004,422

Net cash provided by operating activities	6,941,839	5,593,256

Investing activities:
Purchase of held-to-maturity marketable securities, net	(12,030,044)	(29,006,104)
Business acquisition, net of cash acquired	—	(6,980,821)
Contingent purchase price payments related to business acquisitions	(1,398,577)	—
Purchase of property, equipment, intangibles, and improvements	(105,791)	(210,466)

Net cash used in investing activities	(13,534,412)	(36,197,391)

Financing activities:
Payments under lines of credit	(458,400)	(903,000)
Principal payments on long-term debt	(1,220,153)	(164,346)
Stock benefit plan transactions	192,257	423,199

Net cash used in financing activities	(1,486,296)	(644,147)

Effect of exchange rate changes on cash and cash equivalents	154,007	(132,323)

Net decrease in cash and cash equivalents	(7,924,862)	(31,380,605)
Cash and cash equivalents, beginning of period	30,347,253	38,785,936

Cash and cash equivalents, end of period	$22,422,391	$7,405,331

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of December 31, 2001, and for the three months ended December 31, 2001 and 2000, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

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

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of INXTECH had occurred as of the beginning of fiscal 2001:

Three months ended
December 30, 2000

Net sales	$35,380,475
Net loss	(391,917)
Net loss per share	$(0.03)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of the beginning of fiscal 2001, nor are they necessarily indicative of the results that will be obtained in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	ACQUISITIONS (CONTINUED)

On October 2, 2000, the Company acquired Inside Out Networks (ION), a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the initial purchase price of $7.3 million has been allocated to the estimated fair value of assets acquired and liabilities assumed. In November 2001 the Company paid an additional $1.4 million relating to the ION acquisition based upon the achievement of specific revenue and operating income targets specified in the purchase agreement.

The Company may pay up to $7,100,000 of additional cash consideration for the purchase, subject to ION achieving specific revenue and operating income targets during the three years following the acquisition.

3.	RESTRUCTURING

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, Minnesota and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. As of December 31, 2001, $1,090,784 has been paid. Payment of all remaining costs related to the September 2001 restructuring is expected to be completed in the second quarter of fiscal 2002.

In September 2000, the Company’s Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company’s corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company’s office in Bagshot, England. The charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and two positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. As of September 30, 2001, the Company had paid $1,079,321 of severance and termination costs relating to the elimination of 69 positions. During the three months ended December 31, 2001, the Company paid $2,612 relating to the remaining contractual payments.

The Company’s restructuring activities are summarized as follows:

	Balance at		Change in	Balance at
	September 30,		Estimate	December 31,
Description	2001	Payments	Adjustments	2001

September 2001 Restructuring Plan:
- Severance and termination costs	$1,351,870	$(1,090,784)		$261,086

Subtotal	1,351,870	(1,090,784)		261,086

September 2000 European Restructuring Plan:
- Contractual payments	17,929	(2,612)		15,317

Subtotal	17,929	(2,612)	—	15,317

Totals	$1,369,799	$(1,093,396)	—	$276,403

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 2001 and September 30, 2001 consisted of the following:

	Dec. 31, 2001	Sept. 30, 2001

Raw materials	$10,376,698	$11,480,340
Work in process	1,154,403	664,055
Finished goods	4,839,909	4,647,456

	$16,371,010	$16,791,851

5.	COMPREHENSIVE LOSS

The components of total comprehensive loss are shown below. Comprehensive loss includes net loss and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive loss for the three months ended December 31, 2001 and 2000 was as follows:

	Three months ended
	December 31

	2001	2000

Net loss	$(506,499)	$(411,166)
Foreign currency translation adjustments	106,317	(467,442)

Comprehensive loss	$(400,182)	$(878,608)

6.	NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average of common shares outstanding during the period. Net loss per share, assuming dilution, is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. The Company’s only common equivalent shares are those that result from dilutive common stock options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	NET LOSS PER SHARE (CONTINUED)

The following table is a reconciliation of the numerators and denominators in the loss per share calculations:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the quarter ended December 31, 2001

Basic loss per share
Loss available to common stockholders	$(506,499)	15,369,376	$(0.03)

Effective of dilutive securities
Common equivalent shares	—	—	—

Diluted loss per share
Loss available to common stockholders	$(506,499)	15,369,376	$(0.03)

For the quarter ended December 31, 2000

Basic loss per share
Loss available to common stockholders	$(411,166)	15,166,642	$(0.03)

Effective of dilutive securities
Common equivalent shares	—	18,055	—

Diluted loss per share
Loss available to common stockholders	$(411,166)	15,184,697	$(0.03)

Common equivalent shares of 14,189 at December 31, 2001 resulting from common stock options were not included in the computation of diluted earnings per share because their effect is antidilutive.

Options to purchase 2,709,020 and 2,475,152 shares at December 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share”, loss before cumulative effect of accounting change has been used in determining diluted earnings per share for the three months ended December 31, 2000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). The most significant changes made by FAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. FAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of FAS No. 142 will be effective for the Company in fiscal year 2003. The most significant changes made by FAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized, and 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information of the Company. Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management believes that the principal effect will be the Company ceasing the amortization of goodwill and assembled workforce. Goodwill and assembled workforce amortization was approximately $615,000 and $608,000 for the three months ended December 31, 2001 and 2000, respectively. Goodwill and assembled workforce amortization was approximately $2,427,000 for the year ended September 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the impact of adoption to be significant.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, except for goodwill and indefinite-lived intangible assets, which is addressed by FAS 142. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. Although the Company has not completed its analysis of FAS 144, it does not expect the impact of adoption to be significant.

8.	PENDING ACQUISITION

On October 30, 2001, the Company announced a definitive merger agreement whereby the Company will acquire NetSilicon, Inc. (NetSilicon) for cash, common stock, and common stock options with a combined value of approximately $57,000,000. NetSilicon is a provider of Ethernet microprocessing solutions for intelligent networked devices. The Boards of Directors of both companies have approved the transaction,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	PENDING ACQUISITION (CONTINUED)

which, subject to shareholder approval, is expected to close during the second quarter of the Company’s 2002 fiscal year.

Under the terms of the definitive merger agreement, each share of NetSilicon stock will be converted into the right to receive either (1) cash, (2) the Company’s common stock, or (3) a combination of cash and the Company’s common stock. The exchange ratio is fixed at .6500 shares of the Company’s common stock for each share of NetSilicon common stock. The maximum cash to be paid by the Company is $15,000,000. The transaction is subject to approval by shareholders of both companies. Both companies have scheduled special shareholder meetings on February 13, 2002 to obtain approval of the merger. Holders of at least two-thirds of the outstanding voting shares of NetSilicon must vote in favor of the acquisition and a majority of the outstanding shares present at the Company’s shareholder meeting must vote in favor of issuing shares of the Company’s common stock in the merger.

If approved, the transaction will be accounted for using the purchase method of accounting as required for combinations initiated after June 30, 2001. Accordingly, the purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed.

9.	LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various claims and litigation, including patent and intellectual property claims. Management of the Company expects that these various litigation items will not have a material adverse effect on the results of operations or financial position on the Company.

Further discussion of legal matters is incorporated by reference from Part II, Item I of this Form 10-Q “Legal Proceedings” and should be considered an integral part of these Condensed Consolidated Financial Statements.

10.	CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Effective October 1, 2000, the Company recorded a cumulative effect charge of $1,901,853, net of an income tax benefit of $1,055,928, related to this accounting change. Upon adoption of SAB 101, the Company changed its revenue recognition policy with regard to certain product sales. The Company’s previous policy stated that revenue is recognized upon shipment of products to customers. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions did not substantively transfer to customers upon shipment of the products and therefore resulted in a deferral of revenue recognition until such products were received by the customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of sales:

	Three months		%
	ended		Increase
	December 31		(decrease)

	2001	2000

Net sales	100.0	100.0	(28.1)%
Cost of sales	46.5	47.3	(29.2)

Gross margin	53.5	52.7	(27.0)
Operating expenses:
Sales and marketing	26.6	20.8	(7.9)
Research and development	14.8	13.0	(18.3)
General and administrative	16.7	13.7	(12.6)
Restructuring	—	(0.5)	(100.0)

Total operating expenses	58.1	47.0	(11.1)

Operating (loss) income	(4.6)	5.7	(158.3)
Other income, net	1.4	2.8	(65.1)

(Loss) income before income taxes and cumulative effect of accounting change	(3.2)	8.5	(127.4)
Income tax (benefit) provision	(1.2)	4.3	(120.8)

(Loss) income before cumulative effect of accounting Change	(2.0)	4.2	(134.0)
Cumulative effect of accounting change, net of taxes	—	(5.4)	100.0

Net loss	(2.0)	(1.2)	(23.2)%

NET SALES

Net sales for the three months ended December 31, 2001, were lower than net sales for the corresponding three months ended December 31, 2000 by $9.8 million or 28.1%. In addition to the factors discussed below, the Company’s net sales in the first quarter of fiscal 2002 were lower than net sales in the first quarter of fiscal 2001, partially due to an industry-wide decline in demand associated with the economic downturn. Growth product sales, consisting of terminal servers, device servers, and USB, increased by $0.5 million for the first three months of fiscal 2002 versus the comparable period in fiscal 2001, primarily due to an increase in USB and device server product sales. Mature product sales, consisting of asynchronous, synchronous, digital RAS, and ISDN products, decreased by $8.5 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The decrease in mature product sales is primarily a result of the Company’s focus on expanding its market share in the growth product lines as well as the discontinuation of the ISDN and digital RAS product lines. Physical layer products (LAN) sales also declined by $1.8 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, primarily due to a decrease in media conversion system sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following table sets forth revenue by principal product group expressed as a percentage of net sales:

	Three months ended December 31

	2001	2000

Growth	33.7%	22.8%
Mature	48.6	59.2
LAN	17.7	18.0

Total	100.0%	100.0%

GROSS MARGIN

Gross margin for the three months ended December 31, 2001 was $13.5 million or 53.5%, compared to $18.4 million or 52.7%, for the three months ended December 31, 2000. The increase in gross margin percentage was primarily the result of operating efficiencies and cost savings related to new product introductions in the growth product families. An increased proportion of sales came from higher margin growth products, which also contributed to the improved gross margin.

OPERATING EXPENSES

Operating expenses for the three months ended December 31, 2001, decreased $1.8 million, or 11.1%, as compared to operating expenses for the three months ended December 31, 2000. Operating expenses decreased by $2.7 million, due to ongoing cost containment measures, the restructuring of the European operations executed in the fourth quarter of fiscal 2000 and to the closings of certain sales offices. These decreases in operating expenses were offset by $0.7 million of expenses related to the Company’s continued investment in the USB product line and amortization associated with recent acquisitions resulted in an increase in intangible asset amortization of $0.2 million.

Sales and marketing expenses for the three months ended December 31, 2001, were $6.7 million, or 26.6% of net sales, compared to $7.3 million, or 20.8% of sales, for the three months ended December 31, 2000. A decrease in commissions relating to the lower sales volumes in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, as well as lower marketing expenditures in the first quarter of fiscal 2002, accounts for the majority of this decrease in sales and marketing expenses. Research and development expenses were $3.7 million, or 14.8% of net sales, compared with $4.6 million, or 13.0% of net sales, for the three months ended December 31, 2001 and 2000, respectively. The Company has focused its research and development activities on the device server and terminal server product lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Research and development expenses decreased by approximately $1.4 million, primarily due to compensation and other employee related expenses associated with the workforce reduction that took place in the fourth quarter of fiscal 2001. The decrease in research and development expenses associated with the workforce reduction were partially offset by increases in research and development expenses of $0.4 million due to investments in new USB product development.

General and administrative expenses for the three months ended December 31, 2001 were $4.2 million, or 16.7% of net sales, compared to $4.8 million, or 13.7% of net sales, for the three months ended December 31, 2000. General and administrative expenses declined by $0.7 million resulting from the closings of the Singapore and Australia offices and headcount reductions and associated compensation expenses related to European operations. Amortization associated with recent acquisitions resulted in an increase in intangible asset amortization of $0.2 million.

OTHER INCOME

Other income was $0.3 million and $1.0 million for the three months ended December 31, 2001 and 2000, respectively. The decrease was primarily due to lower rates of interest earned by the Company on its marketable securities and cash equivalents. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.6 million and $0.9 million for the first quarter ended December 31, 2001 and 2000, respectively. Interest expense on lines of credit and long-term debt was $0.1 million and $0.2 million for the periods ended December 31, 2001 and 2000, respectively.

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 38% for the three months ended December 31, 2001, versus 50% for the three months ended December 31, 2000. The decrease in effective income tax rate resulted primarily from the utilization of non-U.S. net operating loss carryforwards.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. The Company’s working capital increased from $74.2 million at September 30, 2001, to $74.6 million at December 31, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash provided by operating activities for the three months ended December 31, 2001, was $6.9 million, compared to net cash provided by operations of $5.6 million for the three months ended December 31, 2000. Changes in operating assets and liabilities provided $5.0 million during the first quarter of fiscal 2002 compared to $3.3 million in the same period one year ago. Collections on accounts receivable balances and a refund of income taxes generated most of the increase in working capital during the quarter ended December 31, 2001. The increase in working capital during the quarter ended December 31, 2000 was primarily a result of increases in accounts payable and accrued expenses.

Net cash used in investing activities for the quarter ended December 31, 2001 was $13.5 million compared to $36.2 million during the same quarter one year ago. Net purchases of marketable securities were $12.0 million in the first quarter of fiscal 2002, compared to $29.0 million during the first quarter of fiscal 2001. In October 2000, the Company acquired Inside Out Networks, resulting in a net cash outflow of approximately $7.0 million. In November 2001 the Company paid an additional $1.4 million relating to the Inside Out Networks acquisition based upon the achievement of specific revenue and operating income targets specified in the purchase agreement. Purchases of equipment and capital improvements were $0.1 million and $0.2 million for the quarters ended December 31, 2001 and 2000, respectively.

Financing activities during the three month period ended December 31, 2001, used $1.5 million, compared to $0.6 million during the three month period ended December 31, 2000. Principal payments on line of credit and long-term debt obligations were $1.7 million during the first quarter of fiscal 2002 compared to payments of $1.1 million during the first quarter of fiscal 2001. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $0.2 million and $0.4 million for the quarters ended December 31, 2001 and 2000, respectively.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future capital requirements.

FOREIGN CURRENCY

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the “Euro.” All invoicing activity within the European Union is required to be transacted in Euros, effective January 1, 2002. This action will cause some of the Company’s European transactions to be negotiated, invoiced and paid in Euros. Additional currency risk may exist when sales from the United States into the European Union are transacted in Euros rather than U.S. dollars. Such costs and risks are not quantifiable at this time.

The Company continues to hold long-term debt in Dortmund, Germany (ITK), related to the facility in Dortmund. This debt had been denominated in Deutschemarks. Effective January 1, 2002 this debt balance was converted to debt denominated in Euros. This debt balance is subject to fluctuations as a result of Euro exchange rate changes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FOREIGN CURRENCY (CONTINUED)

For the three months ended December 31, 2001, the Company had approximately $8.1 million of net sales related to foreign customers, of which $5.2 million was denominated in U.S. dollars and $2.9 million was denominated in Deutschemarks. Effective January 1, 2002, unpaid invoices of $1.4 million relating to sales denominated in Deutschemarks were converted to Euros.

In future periods, a significant portion of sales will be made in Euros. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

INFLATION

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” target,” “estimate,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology. Such statements are based on information available to management as of the time of such statements and relate to, among other things, the anticipated benefits of the NetSilicon acquisition, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including the possibility that the NetSilicon acquisition will not be consummated, risks related to the highly competitive market in which the Company operates, rapid changes in technologies that may displace products sold by the Company, declining prices of networking products, the Company’s reliance on distributors, delays in the Company’s product development efforts, uncertainty in consumer acceptance of the Company’s products, and changes in the Company’s level of revenue or profitability. These and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its annual reports on Form 10-K and its quarterly reports on Form 10-Q and the Company’s definitive proxy statement dated January 9, 2002 with respect to the proposed NetSilicon merger, could cause the Company’s future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company’s ability to control to predict. These forward-looking statements speak only as of the date for which they are made. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). The most significant changes made by FAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. FAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of FAS No. 142 will be effective for the Company in fiscal year 2003. The most significant changes made by FAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized, and 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information of the Company. Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management believes that the principal effect will be the Company ceasing the amortization of goodwill and assembled workforce. Goodwill and assembled workforce amortization was approximately $615,000 and $608,000 for the three months ended December 31, 2001 and 2000, respectively. Goodwill and assembled workforce amortization was approximately $2,427,000 for the year ended September 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the impact of adoption to be significant.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, except for goodwill and indefinite-lived intangible assets, which is addressed by FAS 142. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Earlier application is encouraged. Although the Company has not completed its analysis of FAS 144, it does not expect the impact of adoption to be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material exposure to market risk from market sensitive financial instruments other than the currency risk associated with certain transactions being denominated in Deutschemarks through December 31, 2001 and in Euros subsequent to December 31, 2001.

The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through continuous monitoring procedures, credit limits and collaboration with sales management on customer contacts to facilitate payment.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between January 3, 1997 and March 7, 1997, the Company and certain of its previous officers were named as defendants in putative securities class action lawsuits filed in the United States District Court for the District of Minnesota by 21 lead plaintiffs on behalf of an alleged class of purchasers of the Company’s common stock during the period January 25, 1996 through December 23, 1996. The putative class actions were thereafter consolidated (Master File No. 97-5 DWF/RLE). The Consolidated Amended Class Action Complaint (“Consolidated Amended Complaint”) alleged that the Company and certain of its previous officers violated the federal securities laws by, among other things, misrepresenting and/or omitting material information concerning the Company’s operations and financial results.

On February 25, 1997, the Company and certain of its previous officers also were named as defendants in a securities lawsuit filed in the United States District Court for the District of Minnesota by the Louisiana State Employees Retirement System (Civil File No. 97-440, Master File No. 97-5 DWF/RLE) (the “Louisiana Amended Complaint”). The Louisiana Amended Complaint alleged that the and certain of its previous officers violated the federal securities laws and state common law by, among other things, misrepresenting and/or omitting material information concerning the Company’s operations and financial results.

In a decision issued on May 22, 1998, the District Court dismissed without leave to replead all claims asserted in both cases, including all claims asserted against defendant Gary L. Deaner, except for certain federal securities law claims based upon alleged misrepresentations and/or omissions relating to the accounting treatment applied to the Company’s AetherWorks investment. The District Court also limited the claims asserted in the Louisiana Amended Complaint to the 11,000 shares of the Company’s stock held subsequent to November 14, 1996, for which the Louisiana Amended Complaint claims damages of $184,276 and seeks an award of attorneys’ fees, disbursements and costs. The Consolidated Amended Complaint sought compensatory damages of approximately $43.1 million, plus interest, against all defendants, jointly and severally, and an award of attorneys’ fees, experts’ fees and costs.

On August 17, 2000, the District Court granted defendants’ motions for summary judgment and dismissed with prejudice the Consolidated Amended Complaint and the Louisiana Amended Complaint. Although the 21 lead plaintiffs in the consolidated putative class actions had previously moved for class certification, the District Court dismissed the actions before ruling on that motion. Both the Louisiana State Employees Retirement System and the 21 lead plaintiffs in the consolidated putative class actions filed appeals from the decisions of the District Court.

On July 5, 2001, the United States Court of Appeals for the Eighth Circuit affirmed the decisions of the District Court and ordered that judgment be entered in favor of defendants on the claims alleged in the Consolidated Amended Complaint and the Louisiana Amended Complaint. On September 28, 2001, the Court of Appeals denied a petition for rehearing en banc filed by the 21 lead plaintiffs in the consolidated putative class actions. Because a petition for a writ of certiorari was not filed with the United States Supreme Court within the time allowed, this litigation has been concluded.

PART II. OTHER INFORMATION (CONTINUED)

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	Exhibit No.	Description

	3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (1)

	3(b)	Amended and Restated By-Laws of the Registrant (2)

	4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

	4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

(b)	Reports on Form 8-K:

There were no reports on Form 8-K for the quarterly period ended December 31, 2001.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date:	February 12, 2002	By: /s/ S. Krishnan
S. Krishnan
Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Registrant (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference