Form 10-Q
period 2002-03-31
DIGI INTERNATIONAL INC
filed 2002-05-15
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On May 10, 2002, there were 22,176,877 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	Three months ended March 31		Six months ended March 31

	2002	2001	2002	2001

Net sales	$25,192,717	$32,065,121	$50,342,879	$67,023,341
Cost of sales	12,019,152	15,373,061	23,719,455	31,897,213

Gross margin	13,173,565	16,692,060	26,623,424	35,126,128
Operating expenses:
Sales and marketing	7,804,216	7,979,625	14,501,513	15,252,603
Research and development	4,827,941	5,049,909	8,553,589	9,607,932
General and administrative	4,643,095	3,620,756	8,832,367	8,413,114
Acquired in-process research and development	3,100,000	—	3,100,000	—
Loss on sale of MiLAN assets	3,616,645	—	3,616,645	—
Restructuring	—	(47,731)	—	(229,769)

Total operating expenses	23,991,897	16,602,559	38,604,114	33,043,880

Operating (loss) income	(10,818,332)	89,501	(11,980,690)	2,082,248
Other income, net	103,943	491,706	449,367	1,480,333

(Loss) income before income taxes and cumulative
effect of accounting change	(10,714,389)	581,207	(11,531,323)	3,562,581
Income tax (benefit) provision	(3,379,588)	261,091	(3,690,023)	1,751,778

(Loss) income before cumulative effect of accounting change	(7,334,801)	320,116	(7,841,300)	1,810,803
Cumulative effect of accounting change (net of income tax benefit of $1,055,928)		—		(1,901,853)

Net (loss) income	$(7,334,801)	$320,116	$(7,841,300)	$(91,050)

Net (loss) income per common share, basic:
Continuing operations	$(0.39)	$0.02	$(0.46)	$0.12
Cumulative effect of accounting change	—	—	$—	$(0.13)

	$(0.39)	$0.02	$(0.46)	$(0.01)

Net (loss) income per common share, assuming dilution:
Continuing operations	$(0.39)	$0.02	$(0.46)	$0.12
Cumulative effect of accounting change	—	—	$—	$(0.13)

	$(0.39)	$0.02	$(0.46)	$(0.01)

Weighted average common shares, basic	18,924,732	15,207,896	17,124,443	15,187,269

Weighted average common shares, assuming dilution	18,924,732	15,215,892	17,124,443	15,199,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2002 AND SEPTEMBER 30, 2001

	March 31	September 30
ASSETS	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$37,866,287	$30,347,253
Marketable securities	14,973,457	25,804,947
Accounts receivable, net	11,056,726	16,161,143
Inventories, net	16,000,784	16,791,851
Other	5,583,748	4,602,668

Total current assets	85,481,002	93,707,862
Property, equipment and improvements, net	22,098,430	22,677,155
Goodwill, net	46,438,784	10,521,157
Identifiable intangible assets, net	28,262,117	11,017,233
Other	1,397,281	1,529,169

Total assets	$183,677,614	$139,452,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit agreements	$522,600	$938,400
Current portion of long-term debt	318,284	1,584,156
Accounts payable	7,322,743	6,012,296
Income taxes payable	46,885	—
Accrued expenses:
Advertising	771,985	856,939
Compensation	5,309,207	3,317,935
Other	8,165,520	5,395,249
Restructuring reserves	44,607	1,369,799

Total current liabilities	22,501,831	19,474,774
Long-term debt	5,074,051	5,499,226
Net deferred income taxes	120,883	1,561,155

Total liabilities	27,696,765	26,535,155

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 60,000,000 shares authorized; 23,152,255 and 16,425,606 shares issued and outstanding	231,523	164,256
Additional paid-in capital	121,227,452	71,458,733
Retained earnings	51,785,257	59,626,557
Accumulated other comprehensive income	207,391	7,969

	173,451,623	131,257,515
Unearned stock compensation	(517,505)	—
Treasury stock, at cost, 1,013,036 and 1,095,881 shares	(16,953,269)	(18,340,094)

Total stockholders’ equity	155,980,849	112,917,421

Total liabilities and stockholders’ equity	$183,677,614	$139,452,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

Operating activities:
Net loss	$(7,841,300)	$(91,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquired in-process research and development	3,100,000	—
Loss on sale of MiLAN assets	3,616,645	—
Restructuring	—	(229,769)
Depreciation of property and equipment	1,559,905	2,204,551
Amortization of intangibles	3,511,227	2,594,528
Provision for losses on accounts receivable	(22,985)	215,024
Provision for inventory obsolescence	496,000	365,000
Loss (gain) on sale of fixed assets	7,545	(1,315)
Stock compensation	26,314	57,278
Changes in operating assets and liabilities	(1,921,604)	(1,641,440)

Total adjustments	10,373,047	3,563,857

Net cash provided by operating activities	2,531,747	3,472,807

Investing activities:
Sale (purchase) of held-to-maturity marketable securities, net	10,831,490	(13,955,123)
Proceeds from sale of MiLAN assets	8,058,932	—
Business acquisition, net of cash acquired	(10,418,955)	(7,236,422)
Contingent purchase price payments related to business acquisitions	(1,998,577)	—
Purchase of property, equipment, intangibles and improvements	(341,234)	(611,669)

Net cash provided by (used in) investing activities	6,131,656	(21,803,214)

Financing activities:
Payments under line of credit agreements	(374,832)	(462,200)
Principal payments on long-term debt	(1,355,213)	(330,691)
Stock benefit plan transactions	385,112	533,461

Net cash used in financing activities	(1,344,933)	(259,430)

Effect of exchange rate changes on cash and cash equivalents	200,564	23,362

Net increase (decrease) in cash and cash equivalents	7,519,034	(18,566,475)
Cash and cash equivalents, beginning of period	30,347,253	38,785,936

Cash and cash equivalents, end of period	$37,866,287	$20,219,461

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

The condensed consolidated financial statements presented herein as of March 31, 2002, and for the three and six months ended March 31, 2002 and 2001, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2.    ACQUISITIONS

On February 13, 2002, the Company acquired NetSilicon, Inc. (NetSilicon), a provider of Ethernet micro-processing solutions for intelligent, networked devices for a purchase price of $67,153,231. The transaction was accounting for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.

The Company’s acquisition was made principally due to the complementary nature of the two companies’ device connectivity products, which would give the Company an expanded range of products and technology and allow the Company to be an early entrant in the embedded system market.

The purchase consideration, and related transaction costs, includes $16,315,532 in cash, Digi’s common stock with a market value of $41,732,231, and replacement stock options issued by Digi to certain NetSilicon common stock option holders with an estimated fair value of $9,105,468. The cash and Digi’s common stock were issued in exchange for all outstanding shares of NetSilicon’s common stock and Digi’s common stock options were issued in exchange for certain outstanding NetSilicon common stock options. The value of the Digi common stock was based on a per share value of approximately $6.21, calculated as the average market price of Digi’s common stock during the five business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the proposed acquisition. The value of Digi’s common stock options is based on the estimated fair value of these options, as of the date the transaction was announced, using the Black-Scholes valuation model. Unearned compensation of $543,819 has been recorded related to the intrinsic value of the unvested replacement common stock options for which future services are required before the option holders vest in the replacement options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    ACQUISITIONS (CONTINUED)

The table below sets forth the purchase price allocation.

Cash	$15,000,098
Digi common stock (6,720,166 shares)	41,732,231
Estimated fair value of Digi stock options issued to replace stock options held by NetSilicon employees	9,105,468
Direct acquisition costs	1,315,434

$67,153,231

Estimated fair value of tangible assets acquired	$5,596,438
Identifiable intangible assets	17,700,000
Acquired in-process research and development	3,100,000
Goodwill	39,115,974
Deferred compensation	543,819
Acquired deferred tax asset	8,000,000
Deferred tax liabilities related to identifiable intangibles	(6,903,000)

$67,153,231

Statement of Financial Accounting Standards No. 141, “Business Combinations” specifies that goodwill relating to acquisitions occurring after June 30, 2001 is no longer amortized. Therefore, the results of operations for the three and six month periods ended March 31, 2002 do not include any goodwill amortization expense related to the NetSilicon acquisition. All other goodwill from previous acquisitions continues to be amortized as the Company will not adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” until October 1, 2002.

At the time of acquisition, NetSilicon had two development projects in process, the Net + 20 chip and the Net + OS v. 5.0. The Net + 20 project involved the creation of a chip that has strong functionality, but can be sold very inexpensively. The Net + OS v. 5.0 relates to the creation of an operating system that has increased functionality, especially in the areas of security and management. The new technology being utilized to develop a lower priced chip and the new technology to create an operating system with increased functionality differed significantly from previous projects due to the challenges of building a chip in the lower price range and differences in technology in the predecessor operating system that is currently being sold. Accordingly, the Company was uncertain whether the technology being developed could become commercially viable. If these products are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

Management estimates that $3.1 million of the purchase price represents the fair value of purchased in-process research and development related to the Net + 20 chip and the Net + OS v. 5.0 operating system referred to above, that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    ACQUISITIONS (CONTINUED)

The Company utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

•	The estimated revenues are based upon NetSilicon’s estimate of top-line revenue growth over the next four fiscal years, primarily from the revenue growth of the Net + 50 and the Net + 20 chips.

•	The estimated gross margin is based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits. Average gross margin is approximately 57.5%.

•	The estimated selling, general and administrative expenses for NetSilicon are projected to decrease as a percent of sales.

•	The discount rate used in the alternative income valuation approach is based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

Net + 20	35%
Net + OS v. 5.0	30%

Management estimates that the projects will be complete within the next year. Management has also estimated that the remaining completion costs (primarily research and development expenses) is approximately $1,023,000. This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

In June 2001, the Company acquired INXTECH, the parent company of Decision Europe, a French designer and manufacturer of data communications systems sold under the Xcell Technology brand. The transaction was accounted for using the purchase method of accounting. Accordingly, the initial purchase price of $2,424,095 was allocated to the estimated fair value of assets acquired and liabilities assumed.

In March, 2002, the Company paid an additional $600,000 relating to the INXTECH acquisition and the Company may be required to pay up to $1,900,000 of additional cash consideration for the purchase subject to Decision Europe achieving certain future product development milestones and retaining certain key employees during the three years following the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    ACQUISITIONS (CONTINUED)

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of INXTECH & Net Silicon had occurred as of the beginning of fiscal 2001:

	Three months ended March 31		Six months ended March 31

	2002	2001	2002	2001

Net sales	$28,577,615	$40,944,489	$59,882,400	$86,040,837
Net loss	(5,676,917)	(2,526,633)	(9,691,791)	(4,167,121)
Net loss per share	$(0.26)	$(0.12)	$(0.43)	$(0.19)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of the beginning of fiscal 2001, nor are they necessarily indicative of the results that will be obtained in the future.

On October 2, 2000, the Company acquired Inside Out Networks (ION), a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of $7,684,000 million has been allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price consisted of an initial payment of $7,258,000 followed by contingent purchase payments in the amount of $426,000, which were made in fiscal 2001. In November 2001, the company paid an additional $1,399,000 million relating to the ION acquisition based upon the achievement of specific revenue and operating income targets specified in the purchase agreement.

The Company may pay up to $7,100,000 of additional cash consideration for the purchase subject to ION achieving specific revenue and operating income targets during the three years following the acquisition.

3.    LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN Technology division (MiLAN), to Communications Systems, Inc. (CSI) for $8,059,000, resulting in a pre tax loss of $3,617,000 ($3,107,000 net of taxes). Included in the net loss on this transaction is $908,000 of severance costs related to certain former employees of MiLAN.

4.    RESTRUCTURING

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, MN and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. As of March 31, 2002, $1,320,454 has been paid.

In September 2000 the Company’s Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company’s corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company’s office in Bagshot, England. The resulting charge of $1,531,992 consisted of $1,252,531 for severance and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    RESTRUCTURING (CONTINUED)

termination costs related to the elimination of 73 positions in Dortmund, Germany and 2 positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. As of September 30, 2001, the Company had paid $1,079,321 of severance and termination costs relating to the elimination of the 69 positions. During the six months ended March 31, 2002, the Company paid $4,738 relating to the remaining contractual payments.

The Company’s restructuring activities are summarized as follows:

	Balance at		Change in	Balance at
	September 30,		Estimate	March 31,
Description	2001	Payments	Adjustments	2002

September 2001 Restructuring Plan:
- Severance and termination costs	$1,351,870	$(1,320,454)		$31,416

Subtotal	1,351,870	(1,320,454)		31,416

September 2000 European Restructuring Plan:
- Contractual payments	17,929	(4,738)		13,191

Subtotal	17,929	(4,738)	—	13,191

Totals	$1,369,799	$(1,325,192)	$—	$44,607

5.    INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 2002 and September 30, 2001 consisted of the following:

	March 31, 2002	Sept. 30, 2001

Raw materials	$12,332,830	$11,480,340
Work in process	914,515	664,055
Finished goods	2,753,439	4,647,456

	$16,000,784	$16,791,851

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. SEGMENT INFORMATION

Prior to the acquisition of NetSilicon as described in Note 2, the Company operated in a single reportable segment. With the acquisition of NetSilicon, the Company now operates in two reportable segments.

The reportable segments the Company operates in include the following:

Connectivity Solutions — Connectivity Solutions are used by businesses to create, customize and control retail operations, industrial automation and other applications. The primary product lines include multi-port serial adapters, device servers, terminal servers, and Universal Serial Bus (USB) connectivity. Included in this segment are the Company’s Growth, Mature, and MiLAN product lines. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka, Minnesota; Sunnyvale, California; Austin, Texas, Torrance California (Inside Out Networks); Les Lucs, France (Decision Europe); and Dortmund, Germany. The Company no longer occupies the Sunnyvale, California facility as a result of the sale of the assets of the MiLAN division.

Embedded Networking Solutions — Embedded Networking Solutions are integrated hardware and software for manufacturers who want to build network-ready products. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include integrated semiconductor and controller products. In addition, the Company licenses software products that are embedded into intelligent electronic devices to enable Internet and Web-based communications. The operations for NetSilicon comprise this segment. NetSilicon is located in Waltham, Massachusetts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    SEGMENT INFORMATION (CONTINUED)

Summary financial data by business segment is presented below:

(In thousands)	Three months ended March 31, 2002

		Embedded
	Connectivity	Networking
	Solutions	Solutions	Total

Net sales	21,856	3,337	25,193
Operating loss	(6,243)	(4,575)	(10,818)
Total assets	114,523	69,155	183,678

(In thousands)	Six months ended March 31, 2002

		Embedded
	Connectivity	Networking
	Solutions	Solutions	Total

Net sales	47,006	3,337	50,343
Operating loss	(7,406)	(4,575)	(11,981)
Total assets	114,523	69,155	183,678

The Embedded Networking Solutions segment operating results for the three and six month periods ended March 31, 2002 are the same since the acquisition of NetSilicon, which comprises the Company’s Embedded Networking Solutions segment, occurred during the three months ended March 31, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    SEGMENT INFORMATION (CONTINUED)

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating (loss) income to consolidated (loss) income before income taxes and cumulative effect of accounting change follows:

	Three months ended		Six months ended

	March 31	March 31	March 31	March 31
(In thousands)	2002	2001	2002	2001

Operating (loss) income — Connectivity Solutions	$(6,243)	$89	$(7,406)	$2,082
Operating loss — Embedded Networking Solutions	(4,575)	—	(4,575)	—

	(10,818)	89	(11,981)	2,082
Other income, net	104	492	450	1,481

Consolidated (loss) income before income taxes and cumulative effect of accounting change	$(10,714)	$581	$(11,531)	$3,563

7.    COMPREHENSIVE (LOSS) INCOME

The components of total comprehensive (loss) income are shown below. Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive (loss) income for the three months and six months ended March 31, 2002 and 2001 was as follows:

	Three months ended		Six months ended
	March 31		March 31

	2002	2001	2002	2001

Net (loss) income	$(7,334,801)	$320,116	$(7,841,300)	$(91,050)
Foreign currency translation adjustments	93,105	114,637	199,422	(352,805)

Comprehensive (loss) income	$(7,241,696)	$434,753	$(7,641,878)	$(443,855)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    NET (LOSS) INCOME PER SHARE

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

The following table is a reconciliation of the numerators and denominators in the (loss) income per share calculations:

	Three months ended March 31			Six months ended March 31

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2002
Basic loss per share
Loss available to common stockholders	$(7,334,801)	18,924,732	$(0.39)	$(7,841,300)	17,124,443	$(0.46)
Effect of dilutive securities Common equivalent shares	—	—	—	—	—	—

Diluted loss per share
Net loss available to common stockholders	$(7,334,801)	18,924,732	$(0.39)	$(7,841,300)	17,124,443	$(0.46)

2001
Basic income per share
Net income (loss) available to
common stockholders	$320,116	15,207,896	$0.02	$(91,050)	15,187,269	$(0.01)
Effect of dilutive securities
Common equivalent shares	—	7,996	—	—	12,380	—

Diluted loss per share
Net income (loss) available to common stockholders	$320,116	15,215,892	$0.02	$(91,050)	15,199,649	$(0.01)

Common equivalent shares of 191,206 and 113,260 for the three and six month periods ended March 31, 2002 resulting from common stock options were not included in the computation of diluted earnings per share because their effect is antidilutive.

Options to purchase 4,642,469 and 5,158,974 shares for the three and six month periods ended March 31, 2002, and options to purchase 2,720,657 and 2,582,871 shares for the three and six month periods ended March 31, 2001, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares.

Pursuant to Statement of Financial Accounting Standards No. 128 “Earnings per Share”, loss before cumulative effect of accounting change has been used in determining diluted earnings per share for the six months ended March 31, 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). The most significant changes made by FAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. FAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post- acquisition accounting). The Company will adopt the provisions of FAS No. 142 at the beginning of fiscal year 2003. However, the transition provisions of FAS No. 142 do apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001. The most significant changes made by FAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized, and 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information of the Company. Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management believes that the principal effect will be the Company ceasing the amortization of goodwill and assembled workforce. Goodwill and assembled workforce amortization was approximately $1,300,000 and $1,191,000 for the six months ended March 31, 2002 and 2001, respectively. Goodwill and assembled workforce amortization was approximately $2,427,000 for the year ended September 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its assessment of the impact of adoption of FAS 143.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, except for goodwill and indefinite-lived intangible assets, which is addressed by FAS 142. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). The Company has not completed its analysis of the effects of FAS 144, but does not expect the impact of adoption to be significant to its financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various claims and litigation, including patent and intellectual property claims. Management of the Company expects that these various litigation items will not have a material adverse effect on the results of operations or financial position of the Company.

11.    CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of sales:

	Three months		%	Six months		%
	ended		Increase	ended		Increase
	March 31		(decrease)	March 31		(decrease)

	2002	2001		2002	2001

Net sales	100.0	100.0	(21.4)%	100.0	100.0	(24.9)%
Cost of sales	47.7	47.9	(21.8)	47.1	47.6	(25.6)

Gross margin	52.3	52.1	(21.1)	52.9	52.4	(24.2)
Operating expenses:
Sales and marketing	31.0	24.9	(2.2)	28.8	22.8	(4.9)
Research and development	19.2	15.7	(4.4)	17.0	14.3	(11.0)
General and administrative	18.4	11.3	28.2	17.5	12.6	5.0
Acquired in-process research and development	12.3	—	100.0	6.2	—	100.0
Loss on sale of MiLAN assets	14.3	—	100.0	7.2	—	100.0
Restructuring	—	(0.1)	(100.0)	—	(0.3)	(100.0)

Total operating expenses	95.2	51.8	44.5	76.7	49.4	16.8

Operating (loss) income	(42.9)	0.3	(12,187.4)	(23.8)	3.1	(675.4)
Other income, net	0.4	1.5	(78.9)	0.9	2.2	(69.6)

(Loss) income before income taxes and cumulative effect of accounting change	(42.5)	1.8	(1,943.5)	(22.9)	5.3	(423.7)
Income tax (benefit) provision	(13.4)	0.8	(1,394.4)	(7.3)	2.6	(310.6)

(Loss) income before cumulative effect of accounting change	(29.1)	1.0	(2,391.3)	(15.6)	2.7	(533.0)
Cumulative effect of accounting change	—	—	—	—	(2.8)	100.0

Net (loss) income	(29.1)	1.0	(2,391.3)%	(15.6)	(0.1)	8,512.1%

NET SALES

Net sales in the three and six month periods ended March 31, 2002 were lower than net sales in the corresponding three and six month periods ended March 31, 2001, by $6.9 million or 21.4%, and $16.7 million or 24.9%, respectively. In addition to the factors discussed below, the Company’s net sales in the first six months of fiscal 2002 were lower than net sales in the corresponding period of fiscal 2001, partially due to an industry-wide decline in demand associated with the economic downturn in the U.S.

Growth product sales, consisting of terminal servers, device servers, and USB, increased by $0.1 million and $0.6 million in the three and six month periods ended March 31, 2002 compared to the corresponding periods in fiscal 2001, primarily due to an increase in USB and device server product sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET SALES (CONTINUED)

Total revenues for the three and six month periods ended March 31, 2002 were $25.2 million and $50.3 million as compared to sales of $32.1 million and $67.0 million for the three and six month periods ended March 31, 2001. This net decrease in sales resulted primarily from the following:

Mature product sales, consisting of asynchronous, synchronous, digital RAS, and ISDN products, decreased by $5.6 million and $14.1 million for the three and six month periods ended March 31, 2002 compared to the corresponding periods in fiscal 2001. The decrease in mature product sales is primarily a result of the Company’s focus on expanding its market share in the growth product lines, as well as the discontinuation of the ISDN and digital RAS product lines.

Local area network (LAN) sales, which comprised the former MiLAN division, decreased by $4.7 million and $6.5 million in the three and six month periods ended March 31, 2002, compared to the corresponding periods in fiscal 2001. The decrease is primarily the result of the sale of the MiLAN Technology assets, which occurred on March 25, 2002.

Revenue generated by NetSilicon, which was acquired in February 2002, was $3.3 million in the three and six-month periods ended March 31, 2002.

The following table sets forth revenue by principal product group expressed as a percentage of net sales:

	Three months		Six months
	ended March 31		ended March 31

	2002	2001	2002	2001

Growth market products	35%	27%	35%	25%
Mature market products	46	54	47	57
MiLAN	6	19	11	18

Connectivity Solutions	87	100	93	100
Embedded Networking Solutions	13	—	7	—

Total	100%	100%	100%	100%

GROSS MARGIN

Gross margin for the three and six months ended March 31, 2002 was $13.2 million or 52.3% and $26.6 million or 52.9%, compared to $16.7 million or 52.1% and $35.1 million or 52.4% for the three and six months ended March 31, 2001. The increase in gross margin percentage was primarily the result of improved operating efficiencies in the Company’s manufacturing operations and increased sales of higher margin products. NetSilicon added an incremental $1.6 million in gross margin for the second quarter of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

GROSS MARGIN (CONTINUED)

fiscal 2002. Excluding a one time acquisition-related charge associated with inventory fair value adjustments of $0.3 million included in cost of sales, NetSilicon’s gross margin would have been 56.9%.

As depicted in the revenue table, the Company’s strategy is to improve market share in its growth product lines, which provide gross margins in a range of 50% to 60%. Although market share is eroding for the asynchronous legacy products, the Company is maintaining market share for these products, which have a comparable margin to the growth products, while converting customers who historically purchased legacy products to growth products.

OPERATING EXPENSES

The discussion of operating expenses which follows excludes a one-time charge of $3.1 million for acquired in-process research and development expenses associated with the acquisition of NetSilicon and a one-time charge of approximately $3.6 million associated with the sale of the assets of MiLAN (see Note 3 to the Company’s consolidated financial statements.)

Operating expenses, excluding acquisition and asset sale related expenses and restructuring, for the three months ended March 31, 2002, increased $0.6 million, or 3.8%, as compared to operating expenses for the three months ended March 31, 2001. Operating expenses associated with NetSilicon and Decision Europe totaled $3.5 million. NetSilicon was acquired on February 13, 2002 and Decision Europe was acquired on June 8, 2001. Excluding the incremental expenses associated with NetSilicon and Decision Europe, operating expenses decreased by $2.9 million compared to the same quarter in the prior year. This decrease was due to workforce reductions, which took place throughout 2001, as well as continuing cost control measures.

Selling and marketing expenses decreased by $0.2 million from $8.0 million in the second quarter of fiscal 2001 to $7.8 million in the second quarter of fiscal 2002, or 2.2%. NetSilicon and Decision Europe incremental expenses for the second quarter of fiscal 2002 were $1.1 million. These incremental increases in selling and marketing expenses were offset primarily by the effect of workforce reductions made by the Company in September 2001, and by the reduction in commissions costs commensurate with the decrease in revenues.

Research and development expenses were $4.8 million, or 19.2% of sales, compared to $5.0 million, or 15.7% of net sales, for the three months ended March 31, 2002 and 2001, respectively. Research and development efforts have been focused on the device server, terminal server, USB, imaging, and intelligent device product lines. Increases in research and development expenses of approximately $1.7 million, resulting from research and development activities associated with the recently-acquired products of NetSilicon, Decision Europe and Inside Out networks, were offset by decreases in research and development expenditures primarily due to headcount reductions and other measures taken to decrease operating costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

General and administrative expenses were $4.6 million, or 18.4% of net sales, compared to $3.6 million, or 11.3% of net sales, for the three months ended March 31, 2002 and 2001, respectively. NetSilicon and Decision Europe incremental general and administrative expenses account for the increase of $1.0 million in expenses, of which $0.5 million is incremental amortization expense. Other general and administrative expenses remained fairly stable in the current quarter as compared to the prior year comparable period.

Operating expenses, excluding acquisition and asset sale related charges and restructuring, for the six months ended March 31, 2002, were $31.9 million and decreased $1.4 million, or 4.2%, as compared to operating expenses of $33.3 million for the six months ended March 31, 2001. Operating expenses associated with NetSilicon and Decision Europe totaled $4.0 million. NetSilicon was acquired on February 13, 2002 and Decision Europe was acquired on June 8, 2001. Excluding the incremental expenses associated with NetSilicon and Decision Europe, operating expenses decreased by $5.4 million compared to the six month ended March 31, 2001. This decrease was due to workforce reductions, which took place throughout 2001, the closing of certain foreign sales offices, as well as continuing cost control measures.

Selling and marketing expenses, for the six months ending March 31, 2002, were $14.5 million, or 28.8% of net sales, compared to $15.3 million, or 22.8% of net sales for the six months ended March 31, 2001. Incremental sales and marketing expenses for Decision Europe and NetSilicon were $1.1 million. These incremental increases in selling and marketing expenses were offset primarily by the effect of workforce reductions made by the Company in September 2001, and by the reduction in commissions costs commensurate with the decrease in revenues.

Research and development expenses were $8.6 million, or 17.0% of sales, compared to $9.6 million, or 14.3% of sales, for the six months ending March 31, 2002 and March 31, 2001, respectively. Increases in research and development expenses of approximately $3.2 million, resulting from research and development activities associated with the recently-acquired products of NetSilicon, Decision Europe and Inside Out networks, were offset by decreases in research and development expenditures primarily due to headcount reductions and other measures taken to decrease operating costs.

General and administrative expenses were $8.8 million, or 17.5% of net sales, compared to $8.4 million, or 12.6% of net sales, for the six months ended March 31, 2002 and 2001, respectively. Incremental general and administrative expenses for NetSilicon and Decision Europe were $1.2 million, of which NetSilicon intangible asset amortization and amortization of Decision Europe goodwill represents $0.7 million. These incremental cost were partially offset primarily by reductions in costs resulting from the Company closing certain foreign sales offices during the second half of fiscal 2001, and cost reductions at some of the Company’s foreign locations outside the U.S.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On February 13, 2002, the Company acquired NetSilicon, Inc. (NetSilicon), a provider of Ethernet micro-processing solutions for intelligent, networked devices for a purchase price of $67,153,000. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

was allocated to the estimated fair value of assets acquired and liabilities assumed. Included in the purchase price allocation was a $3.1 million charge to acquired in-process research and development.

At the time of acquisition, NetSilicon had two development projects in process, the Net + 20 chip and the Net + OS v. 5.0. The Net + 20 project involved the creation of a chip that has strong functionality, but can be sold very inexpensively. The Net + OS v. 5.0 relates to the creation of an operating system that has increased functionality, especially in the areas of security and management. The new technology being utilized to develop a lower priced chip and the new technology to create an operating system with increased functionality differed significantly from previous projects due to the challenges of building a chip in the lower price range and differences in technology in the predecessor operating system that is currently being sold. According, the Company was uncertain whether the technology being developed could become commercially viable. If these products are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

Management estimates that $3.1 million of the purchase price represents the fair value of purchased in-process research and development related to the Net + 20 chip and the Net + OS v. 5.0 operating system referred to above, that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The Company utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

•	The estimated revenues are based upon NetSilicon’s estimate of top-line revenue growth over the next four fiscal years, primarily from the revenue growth of the Net + 50 and the Net + 20 chips.

•	The estimated gross margin is based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits. Average gross margin is approximately 57.5%.

•	The estimated selling, general and administrative expenses for NetSilicon are projected to decrease as a percent of sales.

•	The discount rate used in the alternative income valuation approach is based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

Net	+	20	35%
Net	+	OS v. 5.0	30%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

Management estimates that the projects will be complete within the next year. Management has also estimated that the remaining completion costs (primarily research and development expenses) is approximately $1,023,000. This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of Digi’s former MiLAN Technology division, to Communications Systems, Inc for $8.1 million, resulting in a pre tax loss of $3.6 million ($3.1 million net of taxes). Included in the net loss on this transaction is $0.9 million of severance costs related to certain former employees of MiLAN.

OTHER INCOME (EXPENSE)

Other income for the three months ended March 31, 2002 decreased $0.4 million versus the comparable quarter a year ago. Investment income decreased by $0.5 million, primarily due to the decline in interest rates during the first three months of fiscal 2002 compared to the first three months of fiscal 2001. Interest expense decreased $0.1 million during the first three months of fiscal 2002 versus the comparable period a year ago, primarily due to the decrease in the debt balance.

Other income for the six months ended March 31, 2002 decreased by $1.0 million versus the six-month period a year ago. Investment income decreased by $0.8 million, reflecting the decrease in interest rates during the calendar year 2001 and continuing into the beginning of calendar 2002. Interest expense decreased by $0.2 million in the first six months of fiscal 2002 compared to the first six months of fiscal 2001 due primarily to the decrease in the debt balance.

INCOME TAXES

Income taxes have been provided for at estimated annual effective rate of 32.0% for the six month period ended March 31, 2002, versus 35.7% for the fiscal year ended September 30, 2001. The decrease in the effective income tax rates resulted primarily from non-deductible goodwill associated with the loss on sale of MiLAN assets and non-deductible acquired in-process research and development associated with the acquisition of NetSilicon, partially offset by the increase in the mix of foreign source income taxed at a lower rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the company had cash, cash equivalents and marketable securities of $52.8 million compared to $56.2 million at September 30, 2001. The Company has financed its operations principally with funds generated from operations. The Company’s working capital decreased from $74.2 million at September 30, 2001, to $63.0 million at March 31, 2002.

Net cash provided by operating activities for the six months ended March 31, 2002, was $2.5 million, compared to net cash provided by operating activities of $3.5 million for the six months ended March 31, 2001. Changes in operating assets and liabilities resulted in the use of $1.9 million and $1.6 million of cash during the six months ended March 31, 2002 and 2001, respectively. A decrease in accounts payable and accrued liabilities resulted in the use of $4.0 million of cash during the six months ended March 31, 2002, compared to an increase of $0.8 million during the same period one year ago. These changes in accounts payable and accrued expenses related primarily to the timing of vendor payments, $5.0 million of which were assumed as a result of the NetSilicon acquisition. Collections on accounts receivable balances provided $3.0 million during the six months ended March 31, 2002 compared to an increase in accounts receivable that used $3.0 million during the same period one year ago. These increases and decreases in accounts receivable relate primarily to the timing of sales in these respective quarters.

Net cash provided by investing activities for the six months ended March 31, 2002 was $6.1 million compared to $21.8 million used during the same period one year ago. Net sales of marketable securities were $10.8 million during the six months ended March 31, 2002, compared to net purchases of $14.0 million during same period one year ago. Proceeds from the sale of all assets of MiLAN provided $8.1 million in March 2002. In February 2002, the Company used $10.4 million ($16.3 million net of cash acquired of $5.9 million) as a result of the acquisition of NetSilicon. In October 2000, the Company acquired Inside Out Networks, resulting in a net cash outflow of approximately $7.2 million. In November 2001 the Company paid an additional $1.4 million relating to the Inside Out Networks acquisition based upon the achievement of specific revenue and operating income targets specified in the purchase agreement. In March 2002, the Company paid $600,000 relating to the INXTECH acquisition upon Decision Europe achieving certain product development milestones. Purchases of equipment and capital improvements were $0.3 million and $0.6 million for the six months ended March 31, 2002 and 2001, respectively.

Financing activities during the six month period ended March 31, 2002, used $1.3 million, compared to $0.3 million during the six month period ended March 31, 2001. Principal payments on line of credit and long-term debt obligations were $1.7 million during the six months ended March 31, 2002 compared to payments of $0.9 million during the same period one year ago. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $0.4 million and $0.5 million for the six months ended March 31, 2002 and 2001, respectively.

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

FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following summarizes the Company’s contractual obligations at March 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods. However, this table excludes up to $7.1 million and $1.9 million of additional purchase consideration that may be payable to the former shareholders of Inside Out Networks and Decision Europe in the event that, in the future, these operations achieve certain development and operating milestones.

Contractual Obligations

	Payments due by period

(in thousands)	2002	2003	2004	2005	2006	Thereafter	Total

Long-term debt	$318	$833	$365	$364	$364	$3,148	$5,392
Operating leases	728	921	466	295	49	81	2,540

Total contractual cash obligations	$1,046	$1,754	$831	$659	$413	$3,229	$7,932

The Company maintains a line of credit with Deutsche Bank that provides for borrowings of up to $5.0 million depending upon levels of eligible accounts receivable and inventories. As of March 31, 2002, the Company had borrowed $0.5 million under this credit line. The Company is required to maintain a $2.0 million deposit in a financial institution as collateral for the European credit line. This collateral is included in marketable securities at March 31, 2002.

Long-term debt consists of fixed rate, collateralized and uncollateralized notes bearing interest at rates ranging from 5.0% to 6.25%. The notes are collateralized by land, buildings and equipment with a carrying value of $4.6 million at March 31, 2002.

All of the long-term debt was incurred in connection with the construction of the Dortmund, Germany facility, which the Company is attempting to sell. The Company intends to prepay all long-term debt if the Dortmund facility is sold.

The Company has entered into various operating lease agreements for office space and equipment.

FOREIGN CURRENCY

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the “Euro.” All invoicing activity within the European Union is required to be transacted in Euros, effective January 1, 2002. This action will cause some of the Company’s European transactions to be negotiated, invoiced, and paid in Euros. Additional currency risk may exist when sales from the United States into the European Union are transacted in Euros rather than US dollars.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

FOREIGN CURRENCY (CONTINUED)

For the three and six month periods ended March 31, 2002, the Company had approximately $7.3 million and $15.4 million of net sales related to foreign customers, respectively. For the three months ended March 31, 2002, $4.3 million was denominated in U.S. dollars and $3.0 million was denominated in Euros. For the six months ended March 31, 2002, $9.6 million was denominated in U.S. dollars, $2.9 million was denominated in Deutschemarks, and $3.0 million was denominated in Euros. Effective January 1, 2002, unpaid invoices of $1.4 million relating to sales denominated in Deutschemarks were converted to Euros. The accounts receivable balance relating to the Company’s European operations, included $1.6 million Euros at March 31, 2002.

The Company continues to hold long-term debt in Dortmund, Germany (ITK), related to the facility in Dortmund. This debt had been denominated in Deutschemarks. Effective January 1, 2002 this debt balance was converted to debt denominated in Euros. The debt balance of 6.2 million Euros at March 31, 2002, is subject to fluctuations as a result of Euro exchange rate changes.

In future periods, a significant portion of sales will be made in Euros. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures as management does not believe those risks are significant at this time.

INFLATION

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “target,” “estimate,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology. Such statements are based on information available to management as of the time of such statements and relate to, among other things, the anticipated benefits of the NetSilicon acquisition, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including the possibility that the NetSilicon acquisition will not be consummated, risks related to the highly competitive market in which the Company operates, rapid changes in technologies that may displace products sold by the Company, declining prices of networking products, the Company’s reliance on distributors, delays in the Company’s product development efforts, uncertainty in consumer acceptance of the Company’s

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995 (CONTINUED)

products, and changes in the Company’s level of revenue or profitability. These and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its annual reports on Form 10-K and its quarterly reports on Form 10-Q and the Company’s definitive proxy statement dated January 9, 2002 with respect to the NetSilicon merger, could cause the Company’s future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company’s ability to control to predict. These forward-looking statements speak only as of the date for which they are made. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). The most significant changes made by FAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. FAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The Company will adopt the provisions of FAS No. 142 at the beginning of fiscal year 2003. However, the transition provisions of FAS No.142 do apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001. The most significant changes made by FAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized, and 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. These standards only permit prospective application of the new accounting; accordingly, adoption of these standards will not affect previously reported financial information of the Company. Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management believes that the principal effect will be the Company ceasing the amortization of goodwill and assembled workforce. Goodwill and assembled workforce amortization was approximately $1,300,000 and $1,191,000 for the six months ended March 31, 2002 and 2001, respectively. Goodwill and assembled workforce amortization was approximately $2,427,000 for the year ended September 30, 2001.

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

FINANCIAL CONDITION (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its assessment of the impact of adoption of FAS 143.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, except for goodwill and indefinite-lived intangible assets, which is addressed by FAS 142. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (fiscal 2003 for the Company). The Company has not completed its analysis of the effects of FAS 144 but does not expect the impact of adoption to be significant to its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributor and original equipment manufacturer (OEM) customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. Generally revenue from product sales is recognized at the date that products are shipped to distributors or OEM customers. Sales to authorized domestic distributors and original equipment manufacturers are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

distributors, and distribution sales for the current period . Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. Estimated warranty costs are accrued based on historical experience and current business factors, and are recorded in the same period as the corresponding sales.

The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales to the respective distributors and resellers, and are charged to operations as a reduction in revenue in the same period as the corresponding sales.

The Company recognizes license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed or determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence exists to allocate the total fee to undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. The Company’s software development tools and development boards often include multiple elements, including hardware, software, post contract customer support (“PCS”), limited training and a basic hardware design review. Customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes revenue related to these multiple element arrangements in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2.” The portion of revenue allocated to hardware and software licenses is recognized upon shipment, while the portion of the revenue allocated to PCS is recognized ratably over the term of the PCS arrangement and the portion of revenue allocated to training and the hardware design review is recognized when the service is performed.

INVENTORY

The Company establishes valuation reserves on its inventories for estimated excess and obsolete inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when purchased directly. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and, for acquisitions prior to June 30, 2001 is being amortized on a straight-line basis over estimated useful life periods ranging from five to fifteen years. Fort goodwill resulting from the NetSilicon acquisition, which

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

occurred after June 30, 2001, goodwill is not amortized but will be subject to an impairment assessment at least annually. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the purchase. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets.

Intangible assets are reviewed quarterly for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying amount. The Company measures impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value or carrying amount. Impairment losses, if any, are recorded currently.

SOFTWARE DEVELOPMENT

Research and development costs are expenses when incurred. Software development costs where technological feasibility has not been established are expensed in the period in which they occurred; otherwise, development costs that will become an integral part of the Company’s products are deferred in accordance with Statement of Financial Accounting Standards (“SFAS”) No 86. The deferred costs are amortized to cost of sales using the straight-line method over the remaining two to three year economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product.

The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projections of undiscounted future operating cash flows from each software product line. The excess amount, if any, of the remaining net book value over the calculated amount is fully reserved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have material exposure to market risk from market risk sensitive financial instruments other than the currency risk associated with certain transactions being denominated in Euros.

The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through continuous monitoring procedures, credit limits and collaboration with sales management on customer contracts to facilitate payment.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on January 23, 2002, the stockholders voted on the following:

(a)	Proposal to elect one director, Mykola Moroz, for a two-year term and two directors, Joseph T. Dunsmore and Bradley J. Williams, for a three year term. Mr. Moroz was elected on a vote of 14,009,527 in favor, with 80,298 shares withholding authority to vote. Mr. Dunsmore was elected on a vote of 12,596,194 in favor, with 1,493,631 shares withholding authority to vote. Mr. Williams was elected on a vote of 12,596,494 in favor, with 1,493,631 shares withholding authority to vote. There were no broker non-votes.

(b)	Proposal to approve the amendment of the Digi International Inc. Employee Stock Purchase Plan (the Plan) to reserve 750,000 additional shares of Common Stock for future purchases under the Plan. This proposal passed on a vote of 11,484,104 in favor, 2,114,511 against and 491,210 abstentions and no broker non-votes.

(c)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for fiscal year 2002. The proposal passed on a vote of 12,606,186 in favor, 1,474,184 against and 9,455 abstentions and no broker non-votes.

At the Special Meeting of Stockholders held on February 13, 2002, the stockholders voted on the following:

(a)	Proposal to approve the issuance of shares of Digi Common Stock in the merger of NetSilicon, Inc. into Dove Sub Inc., a wholly owned subsidiary of Digi, under the Agreement and Plan of Merger, dated as of October 30, 2001, among Digi, Dove Sub and NetSilicon. The proposal passed on a vote of 9,158,887 in favor, 1,751,362 against and 63,983 abstentions and no broker non-votes.

PART II. OTHER INFORMATION (CONTINUED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (1)

3(b)	Amended and Restated By-Laws of the Registrant (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent(4)

10(c)(ii)	Management Agreement between the Company and Douglas Glader dated as of March 25, 2002

10(g)	Employee Stock Purchase Plan, as amended, of the Company (5)

10(j)	Second Amended and Restated Employment Agreement dated as of October 30, 2001 between NetSilicon, Inc. and Cornelius Peterson, VIII

10(k)	Digi International Inc. Non-Officer Stock Option Plan, as amended (6)

10(l)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (7)

10(m)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (8)

10(n)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (9)

10(o)	Asset Purchase Agreement, dated as of March 21, 2002, by and between the Company and Communications Systems, Inc. (10)

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

10(o)(ii)	Amendment No. 1 to Asset Purchase Agreement, dated as of March 25, 2002, by and between the Company and Communications Systems, Inc. (11)

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

Form 8-K, dated January 16, 2002, announcing the Company’s first fiscal quarter 2002 financial results.

Form 8-K, dated February 22, 2002, announcing the Company’s merger with NetSilicon, Inc.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

(5)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82674)

(6)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82674)

(7)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82672)

(8)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82670)

(9)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82668)

(10)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972)

(11)	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date: May 15, 2002	By: /s/ S. Krishnan S. Krishnan Chief Financial Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Registrant (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

10(c)(ii)	Management Agreement between the Company and Douglas Glader dated as of March 25, 2002	Filed Electronically

10(g)	Employee Stock Purchase Plan, as amended, of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82674))	Incorporated by Reference

Exhibit Number	Document Description	Form of Filing

10(j)	Second Amended and Restated Employment Agreement dated as of October 30, 2001 between NetSilicon, Inc. and Cornelius Peterson, VIII	Filed Electronically

10(k)	Digi International Inc. Non-Officer Stock Option Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82674))	Incorporated by Reference

10(l)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82672))	Incorporated by Reference

10(m)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82670))	Incorporated by Reference

10(n)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File No. 333-82668))	Incorporated by Reference

10(o)	Asset Purchase Agreement, dated as of March 21, 2002, by and between the Company and Communications Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972)	Incorporated by Reference

10(o)(ii)	Amendment No. 1 to Asset Purchase Agreement, dated as of March 25, 2002, by and between the Company and Communications Systems, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972)	Incorporated by Reference