Form 10-Q
period 2002-06-30
DIGI INTERNATIONAL INC
filed 2002-08-14
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Yes   X   No ___

On August 12, 2002, there were 22,227,871 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	Three months ended June 30		Nine months ended June 30

	2002	2001	2002	2001

Net sales	$26,110,138	$31,081,207	$76,453,017	$98,104,548
Cost of sales	11,227,836	14,918,499	34,947,291	46,815,712

Gross margin	14,882,302	16,162,708	41,505,726	51,288,836
Operating expenses:
Sales and marketing	7,413,299	7,935,027	21,914,812	23,187,630
Research and development	5,540,653	4,607,979	14,094,242	14,215,911
General and administrative	5,118,920	3,503,212	13,951,287	11,916,326
Acquired in-process research and development	—	—	3,100,000	—
Loss on sale of MiLAN assets	—	—	3,616,645	—
Restructuring	—	(298)	—	(230,067)

Total operating expenses	18,072,872	16,045,920	56,676,986	49,089,800

Gain from forgiveness of grant payable	(1,067,767)	—	(1,067,767)	—

Operating (loss) income	(2,122,803)	116,788	(14,103,493)	2,199,036
Other income, net	483,680	587,921	933,047	2,068,254

(Loss) income before income taxes and cumulative effect of accounting change	(1,639,123)	704,709	(13,170,446)	4,267,290
Income tax (benefit) provision	(1,051,338)	339,223	(4,741,361)	2,091,001

(Loss) income before cumulative effect of accounting change	(587,785)	365,486	(8,429,085)	2,176,289
Cumulative effect of accounting change (net of income tax benefit of $1,055,928)	—	—	—	(1,901,853)
Net (loss) income	$(587,785)	$365,486	$(8,429,085)	$274,436

Net (loss) income per common share, basic:
Continuing operations	$(0.03)	$0.02	$(0.45)	$0.14
Cumulative effect of accounting change	—	—	$—	$(0.12)

	$(0.03)	$0.02	$(0.45)	$0.02

Net (loss) income per common share, assuming dilution:
Continuing operations	$(0.03)	$0.02	$(0.45)	$0.14
Cumulative effect of accounting change	—	—	$—	$(0.12)

	$(0.03)	$0.02	$(0.45)	$0.02

Weighted average common shares, basic	22,176,086	15,243,716	18,823,398	15,206,085

Weighted average common shares, assuming dilution	22,176,086	15,319,619	18,823,398	15,228,835

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2002 AND SEPTEMBER 30, 2001

	June 30	September 30
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,885,760	$30,347,253
Marketable securities	22,673,456	25,804,947
Accounts receivable, net	11,250,801	16,161,143
Inventories, net	13,467,403	16,791,851
Other	5,947,701	4,602,668

Total current assets	88,225,121	93,707,862
Property, equipment and improvements, net	21,990,790	22,677,155
Goodwill, net	46,507,985	10,521,157
Identifiable intangible assets, net	27,554,183	11,017,233
Other	1,572,342	1,529,169

Total assets	$185,850,421	$139,452,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit agreements	$1,532,330	$938,400
Current portion of long-term debt	361,258	1,584,156
Accounts payable	5,891,526	6,012,296
Income taxes payable	4,785,538	—
Accrued expenses:
Advertising	566,146	856,939
Compensation	5,541,759	3,317,935
Other	5,965,931	5,395,249
Restructuring reserves	12,801	1,369,799

Total current liabilities	24,657,289	19,474,774
Long-term debt	5,727,916	5,499,226
Net long term deferred income taxes	62,722	1,561,155

Total liabilities	30,447,927	26,535,155

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 60,000,000 shares authorized; 23,154,081 and 16,425,606 shares issued and outstanding	231,541	164,256
Additional paid-in capital	120,805,381	71,458,733
Retained earnings	51,197,472	59,626,557
Accumulated other comprehensive (loss) income	(13,581)	7,969

	172,220,813	131,257,515
Unearned stock compensation	(464,878)	—
Treasury stock, at cost, 977,204 and 1,095,881 shares	(16,353,441)	(18,340,094)

Total stockholders’ equity	155,402,494	112,917,421

Total liabilities and stockholders’ equity	$185,850,421	$139,452,576

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Operating activities:
Net loss	$(8,429,085)	$274,436
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquired in-process research and development	3,100,000	—
Loss on sale of MiLAN assets	3,616,645	—
Gain from forgiveness of grant payable	(1,067,767)	—
Restructuring	—	(230,067)
Depreciation of property and equipment	2,533,251	3,242,338
Amortization of intangibles	5,766,093	3,920,006
Provision for losses on accounts receivable	110,191	524,504
Provision for inventory obsolescence	917,000	340,826
Loss (gain) on sale of fixed assets	7,716	(30,382)
Stock compensation	78,941	76,849
Changes in operating assets and liabilities	1,055,640	(5,346,708)

Total adjustments	16,117,710	2,497,366

Net cash provided by operating activities	7,688,625	2,771,802

Investing activities:
Sale (purchase) of held-to-maturity marketable securities, net	3,131,491	(17,039,429)
Proceeds from sale of MiLAN assets	8,058,932	—
Business acquisition, net of cash acquired	(10,418,955)	(9,536,422)
Contingent purchase price payments related to business acquisitions	(2,931,910)	—
Purchase of property, equipment, intangibles and improvements	(653,810)	(1,289,808)

Net cash used in investing activities	(2,814,252)	(27,865,659)

Financing activities:
Borrowing (payments) under line of credit agreements	473,251	(1,364,400)
Principal payments on long-term debt	(1,399,287)	(376,227)
Stock benefit plan transactions	562,888	1,107,243

Net cash used in financing activities	(363,148)	(633,384)

Effect of exchange rate changes on cash and cash equivalents	27,282	91,382

Net increase (decrease) in cash and cash equivalents	4,538,507	(25,635,859)
Cash and cash equivalents, beginning of period	30,347,253	38,785,936

Cash and cash equivalents, end of period	$34,885,760	$13,150,077

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

The condensed consolidated financial statements presented herein as of June 30, 2002, and for the three and nine months ended June 30, 2002 and 2001, reflect, in the opinion of management, all adjustments (which consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

These condensed consolidated financial statements do not reflect any adjustments resulting from the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) in the first quarter of fiscal 2003. As described in Note 10, management anticipates that the adoption of FAS 142 will result in a charge related to the impairment of goodwill which may be material. These condensed consolidated financial statements also do not include any adjustments related to the planned restructuring as described in Note 13.

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

The purchase consideration, and related transaction costs, includes $16,315,532 in cash, Digi’s common stock with a market value of $41,732,231, and replacement stock options issued by Digi to certain NetSilicon common stock option holders with an estimated fair value of $9,105,468. The cash and Digi’s common stock were issued in exchange for all outstanding shares of NetSilicon’s common stock and Digi’s common stock options were issued in exchange for certain outstanding NetSilicon common stock options. The value of the Digi common stock was based on a per share value of approximately $6.21, calculated as the average market price of Digi’s common stock during the five business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the proposed acquisition. The value of Digi’s common stock options is based on the estimated fair value of these

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     ACQUISITIONS (CONTINUED)

options, as of the date the transaction was announced, using the Black-Scholes option pricing model. Unearned compensation of $543,819 has been recorded related to the intrinsic value of the unvested replacement common stock options for which future services are required before the option holders vest in the replacement options.

The table below sets forth the purchase price allocation.

Cash	$15,000,098
Digi common stock (6,720,166 shares)	41,732,231
Estimated fair value Digi stock options issued to replace stock options held NetSilicon employees	9,105,468
Direct acquisition costs	1,315,434

$67,153,231

Estimated fair value of tangible assets acquired	$5,596,438
Identifiable intangible assets	17,700,000
Acquired in-process research and development	3,100,000
Goodwill	39,115,974
Deferred compensation	543,819
Acquired deferred tax asset	8,000,000
Deferred tax liabilities related to identifiable intangibles	(6,903,000)

$67,153,231

Statement of Financial Accounting Standards No. 141, “Business Combinations”, specifies that goodwill relating to acquisitions occurring after June 30, 2001 is no longer amortized. Therefore, the results of operations for the three and nine month periods ended June 30, 2002 do not include any goodwill amortization expense related to the NetSilicon acquisition. All other goodwill from previous acquisitions continues to be amortized as the Company will not adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets”, until October 1, 2002.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     ACQUISITIONS (CONTINUED)

Management estimates that $3,100,000 of the purchase price represents the fair value of purchased in-process research and development related to the Net + 20 chip and the Net + OS v. 5.0 operating system referred to above, that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The Company utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

•	The estimated revenues are based upon NetSilicon’s estimate of top-line revenue growth over the next four fiscal years, primarily from the revenue growth of the Net + OS v. 5.0 and the Net + 20 chips.

•	The estimated gross margin is based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits. Average gross margin is approximately 57.5%.

•	The estimated selling, general and administrative expenses for NetSilicon are projected to decrease as a percent of sales.

•	The discount rate used in the alternative income valuation approach is based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

Net + 20	35%
Net + OS v. 5.0	30%

Management estimates that the projects will be completed within the next year. Management has also estimated that the remaining completion costs (primarily research and development expenses) are approximately $1,023,000. This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

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

During the first nine months of fiscal 2002, the Company paid $1,533,000 of additional purchase price consideration based upon the achievement of certain pre-established conditions. The Company may be required to pay up to $967,000 of additional cash consideration subject to Decision Europe achieving certain pre-established conditions during the three years following the acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     ACQUISITIONS (CONTINUED)

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of INXTECH and NetSilicon had occurred as of the beginning of fiscal 2001:

	Three months
	ended	Nine months ended June 30
	June 30, 2001	2002	2001

Net sales	$38,992,212	$85,992,539	$125,033,049
Net loss	(1,937,935)	(11,603,099)	(8,144,290)
Net loss per share	$(0.09)	$(0.50)	$(0.37)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of the beginning of fiscal 2001, nor are they necessarily indicative of the results that will be obtained in the future and these results do not include the effect of the material goodwill impairment charge expected by management in the first quarter of fiscal 2003 as described in Note 10.

On October 2, 2000, the Company acquired Inside Out Networks (ION), a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price of $7,684,000 has been allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price consisted of an initial payment of $7,258,000 followed by contingent purchase payments in the amount of $426,000, which were made in fiscal 2001. In November 2001, the Company paid an additional $1,399,000 relating to the ION acquisition based upon the achievement of specific revenue and operating income targets specified in the purchase agreement.

The Company may pay up to $7,100,000 of additional cash consideration for the purchase subject to ION achieving specific revenue and operating income targets during the three years following the acquisition.

3.     GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK International, Inc. (ITK) in July 1998, the Company assumed a liability for an investment grant payable of $1,525,410 to the German government relating to construction of the ITK facility in Dortmund, Germany. The investment grant contained a provision that the grant would be forgiven if ITK retained a specified number of employees in the facility for a five-year period. Because ITK was not in compliance with the minimum employment requirements of the grant at the time of the acquisition or subsequent to the acquisition, the Company continued to reflect the grant payable as a liability and to accrue interest on the principal balance of the grant. The Company has recorded $462,962 of accrued interest through the third quarter of fiscal 2002.

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, the Company reversed the investment grant payable and the related accrued interest payable

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     GAIN FROM FORGIVENESS OF GRANT PAYABLE (CONTINUED)

of $1,067,767 and $456,859, respectively. The principal portion of the forgiveness of the investment grant is recorded as a component of operating loss for the third quarter of fiscal 2002, and the reversal of the accrued interest payable is recorded as a component of other income. The Company’s consolidated balance sheet as of June 30, 2002 still reflects an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively. If the Company remains in the building until August 2003, these amounts will also be forgiven.

4.     LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN Technology division (MiLAN), to Communications Systems, Inc. (CSI) for $8,059,000, resulting in a pre tax loss of $3,617,000 ($3,107,000 net of taxes). Included in the net loss on this transaction is $908,000 of severance costs related to certain former employees of MiLAN.

5.     RESTRUCTURING

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, MN and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. As of June 30, 2002, $1,351,870 has been paid.

In September 2000 the Company’s Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company’s corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company’s office in Bagshot, England. The resulting charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and 2 positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. As of September 30, 2001, the Company had paid $1,283,314 relating to the September 2000 European restructuring plan, and reversed restructuring accruals totaling $230,749 due to change in estimates. During the nine months ended June 30, 2002, the Company paid $5,128 relating to the remaining contractual payments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     RESTRUCTURING (CONTINUED)

The Company’s restructuring activities are summarized as follows:

	Balance at		Change in	Balance at
	September 30,		Estimate	June 30,
Description	2001	Payments	Adjustments	2002

September 2001 Restructuring Plan:
- Severance and termination costs	$1,351,870	$(1,351,870)	$—	$—

Subtotal	1,351,870	(1,351,870)	—	—

September 2000 European Restructuring Plan:
- Contractual payments	17,929	(5,128)	—	12,801

Subtotal	17,929	(5,128)	—	12,801

Totals	$1,369,799	$(1,356,998)	$—	$12,801

6.     INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 2002 and September 30, 2001 consisted of the following:

	June 30, 2002	Sept. 30, 2001

Raw materials	$9,468,252	$11,480,340
Work in process	595,342	664,055
Finished goods	3,403,809	4,647,456

	$13,467,403	$16,791,851

7.     SEGMENT INFORMATION

Prior to the acquisition of NetSilicon as described in Note 2, the Company operated in a single reportable segment. With the acquisition of NetSilicon, the Company now operates in two reportable segments.

The reportable segments the Company operates in include the following:

Connectivity Solutions — Connectivity Solutions are used by businesses to create, customize and control retail operations, industrial automation and other applications. The primary product lines include multi-port serial adapters, device servers, terminal servers, and Universal Serial Bus (USB) connectivity. Included in this segment are the Company’s Growth, Mature, and MiLAN product lines. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka, Minnesota; Sunnyvale, California; Austin, Texas, Torrance California (Inside Out Networks); Les Lucs, France (Decision Europe); and Dortmund, Germany. The Company no longer occupies the Sunnyvale, California facility as a result of the sale of the assets of MiLAN.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     SEGMENT INFORMATION (CONTINUED)

Embedded Networking Solutions- Embedded Networking Solutions are integrated hardware and software for manufacturers who want to build network-ready products. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include integrated semiconductor and controller products. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The operations of NetSilicon comprise this segment. NetSilicon is located in Waltham, Massachusetts.

Summary financial data by business segment is presented below:

(In thousands)	Three months ended June 30, 2002

		Embedded
	Connectivity	Networking
	Solutions	Solutions	Total

Net sales	$20,053	$6,057	$26,110
Operating income (loss)	1,035	(3,158)	(2,123)
Total assets	$116,892	$68,958	$185,850

(In thousands)	Nine months ended June 30, 2002

		Embedded
	Connectivity	Networking
	Solutions	Solutions	Total

Net sales	$67,059	$9,394	$76,453
Operating loss	(6,371)	(7,733)	(14,104)
Total assets	$116,892	$68,958	$185,850

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     SEGMENT INFORMATION (CONTINUED)

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating (loss) income to consolidated (loss) income before income taxes and cumulative effect of accounting change follows:

	Three months ended		Nine months ended

	June 30	June 30	June 30	June 30
(In thousands)	2002	2001	2002	2001

Operating income (loss) — Connectivity Solutions	$1,035	$117	$(6,371)	$2,199
Operating loss — Embedded Networking Solutions	(3,158)	—	(7,733)	—

	(2,123)	117	(14,104)	2,199
Other income, net	484	588	933	2,068

Consolidated (loss) income before income taxes and cumulative effect of accounting change	$(1,639)	$705	$(13,171)	$4,267

8.     COMPREHENSIVE (LOSS) INCOME

The components of total comprehensive (loss) income are shown below. Comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive (loss) income for the three months and nine months ended June 30, 2002 and 2001 was as follows:

	Three months ended		Nine months ended
	June 30		June 30

	2002	2001	2002	2001

Net (loss) income	$(587,785)	$365,486	$(8,429,085)	$274,436
Foreign currency translation adjustments	(220,972)	278,513	(21,550)	(74,292)

Comprehensive (loss) income	$(808,757)	$643,999	$(8,450,635)	$200,144

9.     NET (LOSS) INCOME PER SHARE

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     NET (LOSS) INCOME PER SHARE (CONTINUED)

The following table is a reconciliation of the numerators and denominators in the (loss) income per share calculations:

	Three months ended June 30			Nine months ended June 30

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2002
Basic loss per share
Loss available to common stockholders	$(587,785)	22,176,086	$(0.03)	$(8,429,085)	18,823,398	$(0.45)
Effect of dilutive securities
Common equivalent shares	—	—	—	—	—	—

Diluted loss per share
Net loss available to common stockholders	$(587,785)	22,176,086	$(0.03)	$(8,429,085)	18,823,398	$(0.45)
2001
Basic income per share
Net income available to common stockholders	$365,486	15,243,716	$0.02	$274,436	15,206,085	$0.02
Effect of dilutive securities
Common equivalent shares	—	75,903	—	—	22,750	—

Diluted income per share
Net income available to common stockholders	$365,486	15,319,619	$0.02	$274,436	15,228,835	$0.02

Common equivalent shares of 9,999 and 64,869 for the three and nine month periods ended June 30, 2002, resulting from common stock options, were not included in the computation of diluted earnings per share because their effect is antidilutive.

Options to purchase 6,353,286 and 5,096,866 shares for the three and nine month periods ended June 30, 2002, and options to purchase 1,684,355 and 2,410,002 shares for the three and nine month periods ended June 30, 2001, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares.

Pursuant to Statement of Financial Accounting Standards No. 128 “Earnings per Share”, income before cumulative effect of accounting change has been used in determining diluted earnings per share for the nine months ended June 30, 2001.

10.     RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provides that goodwill and other intangible assets with indefinite

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company will adopt the provisions of FAS 142 at the beginning of fiscal year 2003. However, certain provisions of FAS 142 apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001. Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management estimates that the elimination of goodwill amortization will result in a reduction in amortization expense of approximately $582,000 per quarter beginning in the first quarter of fiscal 2003. Management also anticipates that the methodology prescribed by FAS 142 for evaluating and measuring the impairment of goodwill will result in a goodwill impairment charge for NetSilicon, and the amount of such charge may be material. Once determined, any charge will be reported as a change in accounting principal in the first quarter of fiscal 2003.

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

In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous rules, a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not completed its assessment of the impact of adoption of FAS 146.

11.     LEGAL PROCEEDINGS

In the normal course of business, the Company is subject to various claims and litigation, including patent and intellectual property claims. Management of the Company expects that these various litigation items will not have a material adverse effect on the results of operations or financial position of the Company.

Further discussion of legal matters is incorporated by reference from “Legal Proceedings” in Item I, Part II of this Form 10-Q and should be considered an integral part of these Condensed Consolidated Financial Statements.

12.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

13.     SUBSEQUENT EVENT

Management of the Company has recognized the need to bring the cost structure of NetSilicon in line with market conditions and the current outlook for NetSilicon’s business. In July 2002, the Company’s board of directors authorized management to develop plans to restructure NetSilicon, subject to final board approval of the formal plan. The process of developing the plan is expected to be completed by the end of August 2002. While the details of the restructuring are undetermined at this time, the effect is expected to be material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of sales:

	Three months		%	Nine months		%
	ended		Increase	ended		Increase
	June 30		(decrease)	June 30		(decrease)

	2002	2001		2002	2001

Net sales	100.0	100.0	(16.0)%	100.0	100.0	(22.1)%
Cost of sales	43.0	48.0	(24.7)	45.7	47.7	(25.4)

Gross margin	57.0	52.0	(7.9)	54.3	52.3	(19.1)
Operating expenses:
Sales and marketing	28.4	25.5	(6.6)	28.7	23.6	(5.5)
Research and development	21.2	14.8	20.2	18.4	14.5	(0.9)
General and administrative	19.6	11.3	46.1	18.2	12.1	17.1
Acquired in-process research and development	—	—	—	4.1	—	100.0
Loss on sale of MiLAN assets	—	—	—	4.7	—	100.0
Restructuring	—	—	(100.0)	—	(0.2)	(100.0)

Total operating expenses	69.2	51.6	12.6	74.1	50.0	15.5

Gain from forgiveness of grant payable	(4.1)	—	(100.0)	(1.4)	—	(100.0)

Operating (loss) income	(8.1)	0.4	(1,917.7)	(18.4)	2.3	(741.3)
Other income, net	1.8	1.9	(17.7)	1.2	2.1	(54.9)

(Loss) income before income taxes and cumulative effect of accounting change	(6.3)	2.3	(332.6)	(17.2)	4.4	(408.6)
Income tax (benefit) provision	(4.0)	1.1	(409.9)	(6.2)	2.2	(326.8)

(Loss) income before cumulative effect of accounting change	(2.3)	1.2	(260.8)	(11.0)	2.2	(487.3)
Cumulative effect of accounting change	—	—	—	—	(1.9)	100.0

Net (loss) income	(2.3)	1.2	(260.8)%	(11.0)	0.3	(3,171.4)%

NET SALES

Net sales for the three and nine-month periods ended June 30, 2002 were $26.1 million and $76.5 million compared to net sales of $31.1 million and $98.1 million for the three and nine-month periods ended June 30, 2001. Net sales decreased by $5.0 million or 16.0%, and $21.7 million or 22.1%, in the three and nine-month periods ended June 30, 2002 compared to the same periods of the prior fiscal year. In addition to the factors discussed below, the Company’s net sales in the first nine months of fiscal 2002 were lower than net sales in the corresponding period of fiscal 2001, partially due to an industry-wide decline in demand associated with the economic downturn in the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET SALES (CONTINUED)

Growth product sales, consisting of terminal servers, device servers, and USB, decreased by $0.1 million in the three-month period ended June 30, 2002 compared to the corresponding period in fiscal 2001, primarily due to a decrease in terminal server product sales partially offset by an increase in device server product sales. Growth product sales increased by $0.5 million in the nine-month period ended June 30, 2002 compared to the corresponding period in fiscal 2001, primarily due to an increase in device server and USB product sales.

Mature product sales, consisting of asynchronous, synchronous, digital RAS, and ISDN products, decreased by $5.2 million and $19.3 million for the three and nine month periods ended June 30, 2002 compared to the corresponding periods in fiscal 2001. The decrease in mature product sales is primarily a result of the Company’s focus on expanding its market share in the growth product lines, as well as the discontinuation of the ISDN and digital RAS product lines.

Local area network (LAN) sales, which comprised the former MiLAN division, decreased by $5.8 million and $12.3 million in the three and nine month periods ended June 30, 2002, compared to the corresponding periods in fiscal 2001. The decrease is primarily the result of the sale of the MiLAN Technology assets, which occurred on March 25, 2002.

Revenue generated by NetSilicon, which was acquired in February 2002, was $6.1 million and $9.4 million in the three and nine month periods ended June 30, 2002, respectively.

The following table sets forth revenue by principal product group expressed as a percentage of net sales:

	Three months		Nine months
	ended June 30		ended June 30

	2002	2001	2002	2001

Growth market products	31%	26%	33%	25%
Mature market products	46	55	47	56
MiLAN	—	19	8	19

Connectivity Solutions	77	100	88	100
Embedded Networking Solutions	23	—	12	—

Total	100%	100%	100%	100%

GROSS MARGIN

Gross margin for the three and nine month periods ended June 30, 2002 was $14.9 million or 57.0% and $41.5 million or 54.3%, compared to $16.2 million or 52.0% and $51.3 million or 52.3% for the three and nine month periods ended June 30, 2001. The increase in gross margin percentage was primarily the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

GROSS MARGIN (CONTINUED)

result of improved operating efficiencies in the Company’s manufacturing operations, increased sales of higher margin products and higher margin NetSilicon product sales replacing lower margin MiLAN product sales. NetSilicon added an incremental $3.2 million and $4.8 million in gross margin for the three and nine month periods ended June 30, 2002. NetSilicon margins were 52.2% and 50.9% for the three and nine month periods ended June 30, 2002. Excluding a one-time acquisition related charge associated with inventory fair value adjustments of $0.3 million included in cost of sales, NetSilicon gross margin would have been 54.0% for the nine month period ended June 30, 2002.

As depicted in the revenue table, the Company’s strategy is to improve market share in its growth product lines, which provide gross margins in a range of 50% to 60%. Although the total market is declining for the asynchronous legacy products, the Company is maintaining market share for these products, which have a comparable margin to the growth products, while working to convert customers who historically purchased legacy products to growth products.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2002, increased $2.0 million, or 12.6%, compared to operating expenses for the three months ended June 30, 2001. Incremental operating expenses associated with NetSilicon and Decision Europe totaled $6.9 million in the third quarter of fiscal 2002. NetSilicon was acquired on February 13, 2002 and Decision Europe was acquired on June 8, 2001. MiLAN related operating expenses decreased $2.5 million in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 as a result of the sale of the MiLAN assets in the second quarter of fiscal 2002. All other operating expenses decreased by $2.4 million compared to the same quarter in the prior year.

Selling and marketing expenses decreased $0.5 million, or 6.6%, from $7.9 million in the third quarter of fiscal 2001 to $7.4 million in the third quarter of fiscal 2002. NetSilicon and Decision Europe incremental expenses for the third quarter of fiscal 2002 were $1.9 million. These incremental increases in selling and marketing expenses were offset by a decrease in MiLAN related expenses of $1.2 million. Additional decreases in marketing related activities including cooperative advertising, ad placements, tradeshows, and promotional items totaled $0.7 million. The effect of workforce reductions made by the Company in September 2001, and a decrease in selling commissions commensurate with the decrease in revenues generated most of the remaining $0.5 million in reduced expenses compared to the same quarter of the prior fiscal year.

Research and development expenses increased $0.9 million, or 20.2%, from $4.6 million in the third quarter of fiscal 2001 to $5.5 million in the third quarter of fiscal 2002. Research and development efforts have been focused on the device server, terminal server, USB, imaging, and intelligent device product lines. Increases in research and development expenses of approximately $3.0 million, resulting from research and development activities associated with the recently-acquired development efforts of NetSilicon, Decision Europe and Inside Out Networks, were partially offset by decreases in MiLAN related expenses of $1.0 million. Headcount reductions resulted in a decrease in employee compensation expense of $1.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

General and administrative expenses increased $1.6 million, or 46.1%, from $3.5 million in the third quarter of fiscal 2001 to $5.1 million in the third quarter of fiscal 2002. NetSilicon and Decision Europe incremental general and administrative expenses for the third quarter of fiscal 2002 were $1.9 million, of which $0.9 million is incremental amortization expense. General and administrative expenses related to MiLAN decreased $0.3 million. Other general and administrative expenses remained fairly stable in the current quarter compared to the third quarter of the prior fiscal year.

GAIN FROM FORGIVENESS OF GRANT PAYABLE:

In connection with the acquisition of ITK International, Inc. (ITK) in July 1998, the Company assumed a liability for an investment grant payable of $1,525,410 to the German government relating to construction of the ITK facility in Dortmund, Germany. The investment grant contained a provision that the grant would be forgiven if ITK retained a specified number of employees in the facility for a five-year period. Because ITK was not in compliance with the minimum employment requirements of the grant at the time of the acquisition or subsequent to the acquisition, the Company continued to reflect the grant payable as a liability and to accrue interest on the principal balance of the grant. The Company has recorded $462,962 of accrued interest through the third quarter of fiscal 2002.

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, the Company reversed the investment grant payable and the related accrued interest payable of $1,067,767 and $456,859, respectively. The principal portion of the forgiveness of the investment grant is recorded as a component of operating loss for the third quarter of fiscal 2002, and the reversal of the accrued interest payable is recorded as a component of other income. The Company’s consolidated balance sheet as of June 30, 2002 still reflects an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively.

Operating expenses for the nine months ended June 30, 2002, were $56.7 million and increased $7.6 million, or 15.5%, compared to operating expenses of $49.1 million for the nine months ended June 30, 2001. The Company incurred incremental expenses of $3.6 million in the nine months ended June 30, 2002, as a result of the sale of all of the assets of its former MiLAN Technology division. A one-time charge for in-process research and development costs of $3.1 million was also recorded in connection with the acquisition of NetSilicon, Inc., during the first nine months of fiscal 2002. Excluding the one-time charge for the sale of the MiLAN assets and the in-process research and development charge associated with the acquisition of NetSilicon, operating expenses increased $0.6 million for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Selling and marketing expenses were $21.9 million in the nine months ended June 30, 2002, a decrease of $1.3 million, or 5.5% from $23.2 million in the same period of the prior fiscal year. Incremental sales and marketing expenses for Decision Europe and NetSilicon were $3.1 million. These incremental increases in selling and marketing expenses were offset by a decrease related to MiLAN expenses of $1.1 million. Additional decreases in marketing related activities including cooperative advertising, ad placements, tradeshows, and promotional items totaled $1.2 million. The effect of workforce reductions made by the Company in September 2001, a decrease in selling commissions commensurate with the decrease in revenues, generated $2.0 million in reduced compensation expenses compared to the same quarter of the prior fiscal year.

Research and development expenses were $14.1 million in the nine months ended June 30, 2002, a decrease of $0.1 million, or 0.9% from $14.2 million in the same period of the prior fiscal year. Increases in research and development expenses of approximately $5.3 million, resulting from research and development activities associated with the recently-acquired products of NetSilicon, Decision Europe and Inside Out Networks, were partially offset by decreases in MiLAN related expenses of $1.0 million. Headcount reductions resulted in a decrease in employee compensation and other personnel related expenses of $3.9 million.

General and administrative expenses were $14.0 million in the nine months ended June 30, 2002, an increase of $2.0 million, or 17.1%, from $11.9 million in the same period of the prior fiscal year. Incremental general and administrative expenses for NetSilicon and Decision Europe were $3.1 million, of which NetSilicon intangible asset amortization and amortization of Decision Europe goodwill represents $1.6 million. These incremental costs were partially offset by a decrease in MiLAN related expenses of $0.4 million. Headcount reductions resulted in a decrease in employee compensation, contract labor, and consulting expenses of $0.5 million.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On February 13, 2002, the Company acquired NetSilicon, Inc. (NetSilicon), a provider of Ethernet micro-processing solutions for intelligent, networked devices for a purchase price of $67.2 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. Included in the purchase price allocation was a $3.1 million charge to acquired in-process research and development.

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

The Company utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

•	The estimated revenues are based upon NetSilicon’s estimate of top-line revenue growth over the next four fiscal years, primarily from the revenue growth of the Net + OS v. 5.0 and the Net + 20 chips.

•	The estimated gross margin is based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits. Average gross margin is approximately 57.5%.

•	The estimated selling, general and administrative expenses for NetSilicon are projected to decrease as a percent of sales.

•	The discount rate used in the alternative income valuation approach is based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

Net + 20	35%
Net + OS v. 5.0	30%

Management estimates that the projects will be complete within the next year. Management has also estimated that the remaining completion costs (primarily research and development expenses) are approximately $1.0 million. This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of Digi’s former MiLAN Technology division, to Communications Systems, Inc. for $8.1 million, resulting in a pre tax loss of $3.6 million ($3.1 million net of taxes). Included in the net loss on this transaction is $0.9 million of severance costs related to certain former employees of MiLAN.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OTHER INCOME (EXPENSE)

Other income for the three months ended June 30, 2002 decreased $0.1 million versus the comparable quarter one year ago. Investment income decreased by $0.5 million, primarily due to the decline in interest rates during fiscal 2002 compared to fiscal 2001. Interest expense relating to the building loan in Dortmund, Germany decreased $0.1 million during the three months ended June 30, 2002 compared to the same period in fiscal 2001 as a result of the decrease in the debt balance. Interest expense decreased by an additional $0.5 million compared to the same quarter of the prior fiscal year due to the reversal of accrued interest on the Dortmund investment grant payable resulting from forgiveness of a portion of the grant.

Other income for the nine months ended June 30, 2002 decreased by $1.1 million versus the nine-month period one year ago. Investment income decreased by $1.8 million, reflecting the decrease in interest rates during the calendar year 2001 and continuing into calendar year 2002. Interest expense relating to the building loan in Dortmund, Germany decreased $0.2 million during the nine months ended June 30, 2002 compared to the same period in fiscal 2001 as a result of the decrease in the debt balance. Interest expense decreased by an additional $0.5 million compared to the same period of the prior fiscal year due to the reversal accrued interest on the Dortmund investment grant resulting from forgiveness of a portion of the grant.

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 36.0% for the nine-month period ended June 30, 2002, versus 35.7% for the fiscal year ended September 30, 2001. The incremental increase in the effective income tax rates resulted primarily from an increase in the mix of foreign source income taxed at a lower rate, mostly offset by non-deductible goodwill associated with the loss on sale of MiLAN assets and non-deductible acquired in-process research and development associated with the acquisition of NetSilicon.

RECENT DEVELOPMENTS

Management of the Company has recognized the need to bring the cost structure of NetSilicon in line with market conditions and the current outlook for NetSilicon’s business. In July 2002, the Company’s board of directors authorized management to develop plans to restructure NetSilicon, subject to final board approval of the formal plan. The process of developing the plan is expected to be completed by the end of August 2002. While the details of the restructuring are undetermined at this time, the effect is expected to be material.

Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management anticipates that the methodology prescribed by FAS 142 for evaluating and measuring the impairment of goodwill will result in a goodwill impairment charge for NetSilicon, and the amount of such charge may be material. Once determined, any charge will be reported as a change in accounting principle in the first quarter of fiscal 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the company had cash, cash equivalents and marketable securities of $57.6 million compared to $56.2 million at September 30, 2001. The Company has financed its operations principally with funds generated from operations. The Company’s working capital decreased from $74.2 million at September 30, 2001, to $63.6 million at June 30, 2002.

Net cash provided by operating activities for the nine months ended June 30, 2002, was $7.7 million, compared to net cash provided by operating activities of $2.8 million for the nine months ended June 30, 2001. Cash provided by operations in the nine months ended June 30, 2002 consisted of a net loss of $8.4 million, however, included in the net loss are non-cash charges including depreciation and amortization expense of $8.3 million, loss on sale of MiLAN assets of $3.6 million, a charge for acquired in-process research and development of $3.1 million, and a provision for inventory obsolescence of $0.9 million. Partially offsetting these non-cash charges is a one time, non-cash gain of $1.1 million resulting from forgiveness of the investment grant payable in the third quarter of fiscal 2002. Changes in operating assets and liabilities provided $1.1 million and used $5.3 million of cash during the nine months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating assets and liabilities during the nine months ended June 30, 2001 is primarily related to an increase in accounts receivable as a result of slower customer payment patterns associated with the economic downturn and certain MiLAN receivables which typically had longer payment terms.

Net cash used in investing activities during the nine months ended June 30, 2002 was $2.8 million compared to $27.9 million used during the same period one year ago. Net sales of marketable securities were $3.1 million during the nine months ended June 30, 2002, compared to net purchases of $17.0 million during same period one year ago. Proceeds from the sale of all assets of MiLAN provided $8.1 million in March 2002. In February 2002, the Company used $10.4 million ($16.3 million net of cash acquired of $5.9 million) as a result of the acquisition of NetSilicon. In October 2000, the Company acquired Inside Out Networks, resulting in a net cash outflow of approximately $7.2 million. In November 2001 the Company paid an additional $1.4 million relating to the Inside Out Networks acquisition based upon the achievement of specific revenue and operating income targets specified in the purchase agreement. In June 2001, the Company used $2.3 million to acquire INXTECH, the parent company of Decision Europe. During the first nine months of fiscal 2002, the Company paid an additional $1.5 million relating to the INXTECH acquisition based upon the achievement of certain pre-established conditions. Purchases of equipment and capital improvements were $0.7 million and $1.3 million in the nine months ended June 30, 2002 and 2001, respectively.

Financing activities during the nine months ended June 30, 2002 used $0.4 million, compared to $0.6 million during the nine months ended June 30, 2001. Borrowing on a line of credit in Dortmund, Germany provided $0.5 million during the nine months ended June 30, 2002, whereas payments on the credit line used $1.4 million during the nine months ended June 30, 2001. Principal payments on long-term debt obligations were $1.4 million during the nine months ended June 30, 2002 compared to $0.4 million during the same period one year ago. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $0.6 million and $1.1 million for the nine months ended June 30, 2002 and 2001, respectively.

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

The following summarizes the Company’s contractual obligations at June 30, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods. However, this table excludes up to $7.1 million and $1.0 million of additional purchase consideration that may be payable to the former shareholders of Inside Out Networks and Decision Europe in the event that, in the future, these operations achieve certain development and operating milestones. The table also excludes the $0.5 million liability that has been accrued and may be payable relating to the Dortmund investment grant.

Contractual Obligations

	Payments due by fiscal period

(in thousands)	2002	2003	2004	2005	2006	Thereafter	Total

Long-term debt	$359	$941	$412	$411	$411	$3,555	$6,089
Operating leases	364	990	500	319	61	92	2,326

Total contractual cash obligations	$723	$1,931	$912	$730	$472	$3,647	$8,415

The Company maintains a line of credit with Deutsche Bank that provides for borrowings of up to $5.0 million depending upon levels of eligible accounts receivable and inventories. As of June 30, 2002, the Company had borrowed $1.5 million under this credit line. The Company is required to maintain a $2.0 million deposit in a financial institution as collateral for the European credit line. This collateral is included in marketable securities at June 30, 2002.

Long-term debt consists of fixed rate, collateralized and uncollateralized notes bearing interest at rates ranging from 5.0% to 6.25%. The notes are collateralized by land, buildings and equipment with a carrying value of $5.2 million at June 30, 2002.

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

For the three and nine month periods ended June 30, 2002, the Company had approximately $9.7 million and $26.9 million of net sales related to foreign customers, respectively. For the three months ended June 30, 2002, $6.0 million was denominated in U.S. dollars $3.5 million was denominated in Euros and $0.2 million was denominated in Japanese Yen. For the nine months ended June 30, 2002, $17.2 million was denominated in U.S. dollars, $2.9 million was denominated in Deutschemarks, $6.4 million was denominated in Euros and $0.4 million was denominated in Japanese Yen. Effective January 1, 2002, unpaid invoices of $1.4 million relating to sales denominated in Deutschemarks were converted to Euros.

The accounts receivable balance relating to the Company’s European operations included 1.9 million Euros at June 30, 2002.

The Company continues to hold long-term debt in Dortmund, Germany (ITK), related to the facility in Dortmund. This debt had been denominated in Deutschemarks. Effective January 1, 2002 this debt balance was converted to debt denominated in Euros. The debt balance of 6.2 million Euros at June 30, 2002, is subject to fluctuations as a result of Euro exchange rate changes.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as“anticipate,” “believe,” target,” “estimate,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology. Such statements are based on information available to management as of the time of such statements and relate to, among

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (CONTINUED)

other things, the anticipated benefits of the NetSilicon acquisition, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which the Company operates, rapid changes in technologies that may displace products sold by the Company, declining prices of networking products, the Company’s reliance on distributors, delays in the Company’s product development efforts, uncertainty in consumer acceptance of the Company’s products, and changes in the Company’s level of revenue or profitability. These and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its annual reports on Form 10-K and its quarterly reports on Form 10-Q and the Company’s definitive proxy statement dated January 9, 2002 with respect to the NetSilicon merger, could cause the Company’s future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company’s ability to control to predict. These forward-looking statements speak only as of the date for which they are made. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company will adopt the provisions of FAS 142 at the beginning of fiscal year 2003. However, certain provisions of FAS 142 apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001. Although the Company has not completed its assessment of the impact of the adoption of FAS 142, management estimates that the elimination of goodwill amortization will result in a reduction in amortization expense of approximately $582,000 per quarter beginning in the first quarter of fiscal 2003. Management also anticipates that the methodology prescribed by FAS 142 for evaluating and measuring the impairment of goodwill will result in a goodwill impairment charge for

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

NetSilicon, and the amount of such charge may be material. Once determined, any charge will be reported as a change in accounting principal in the first quarter of fiscal 2003.

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

In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not completed its assessment of the impact of adoption of FAS 146.

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

FINANCIAL CONDITION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributor and original equipment manufacturer (OEM) customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. Generally revenue from product sales is recognized at the date that products are shipped to distributors or OEM customers. Sales to authorized domestic distributors and original equipment manufacturers are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period . Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. Estimated warranty costs are accrued based on historical experience and current business factors, and are recorded in the same period as the corresponding sales.

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

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when purchased directly. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and, for acquisitions prior to June 30, 2001 is being amortized on a straight-line basis over estimated useful life periods ranging from five to fifteen years. For goodwill resulting from the NetSilicon acquisition, which occurred after June 30, 2001, goodwill is not amortized but will be subject to an impairment assessment at least annually. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the purchase. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets.

Intangible assets are reviewed quarterly for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying amount. The Company measures impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value or carrying amount. Impairment losses, if any, are recorded currently. Management anticipates that the methodology prescribed by FAS 142 for evaluating and measuring the impairment of goodwill will result in a goodwill impairment charge for NetSilicon, and the amount of such charge may be material. Once determined, any charge will be reported as a change in accounting principle in the first quarter of fiscal 2003.

SOFTWARE DEVELOPMENT

Research and development costs are expensed when incurred. Software development costs where technological feasibility has not been established are expensed in the period in which they occurred; otherwise, development costs that will become an integral part of the Company’s products are deferred in accordance with Statement of Financial Accounting Standards (“SFAS”) No 86. The deferred costs are amortized to cost of sales using the straight-line method over the remaining two to three year economic

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about August 9, 2001, a purported securities class action lawsuit captioned “Ellis Investments, Ltd. v. NetSilicon, Inc., et al.” (01-CV-7281) was filed in the United States District Court for the Southern District of New York. Later in August 2001, two additional, nearly identical complaints were filed in the same Court in lawsuits captioned “Michael Rasner v. NetSilicon, Inc., et al.” (01-CV-7651) and “Walter Weitz v. NetSilicon, Inc., et al.” (01-CV-8217). The suits name as defendants NetSilicon, certain of NetSilicon’s officers and directors, and certain underwriters involved in the NetSilicon initial public offering (“IPO”). The Ellis Investments suit also names Osicom Technologies, Inc. as a defendant. The Court consolidated the complaints in September 2001.

Plaintiffs allegedly filed these complaints on behalf of purchasers of NetSilicon’s common stock during the period from September 15, 1999 to December 6, 2000, and assert, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in Netsilicon’s IPO to the underwriters’ customers. The actions seek rescission or rescissory and other damages, fees and costs associated with the litigation, and interest. The Company understands that various plaintiffs have filed substantially similar lawsuits against approximately three hundred other publicly traded companies in connection with the underwriting of their initial public offerings. The Company and its officers and directors believe that the allegations in the complaints against NetSilicon and its officers and directors are without merit and intend to contest them vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

On April 19, 2002, a consolidated amended complaint captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation,” (21 MC 92, 01 Civ. 7281 (SAS)) was filed. The consolidated amended complaint names as defendants NetSilicon, certain of its officers and directors, certain underwriters involved in the NetSilicon IPO, and the Company, and contains additional allegations against NetSilicon and the other defendants regarding the underwriters’ alleged practices regarding the allocation of shares to the underwriters’ customers. The Company and its officers and directors believe that the allegations in the consolidated amended complaint are without merit and intend to contest them vigorously. An unfavorable resolution of this action could have a material adverse effect on the business, results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II. OTHER INFORMATION (CONTINUED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No	Description

3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (1)

3(b)	Amended and Restated By-Laws of the Registrant (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

99	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

Form 8-K, dated April 5, 2002, announcing the Company’s sale of substantially all of the assets of its MiLAN legacy business.

Form 8-K/A, dated April 26, 2002, filed as an amendment to the Form 8-K dated February 22, 2002 to include certain financial statements, including pro forma financial statements, of NetSilicon and certain pro forma financial statements of the Company giving effect to the Company’s merger with NetSilicon and sale of assets of MiLAN.

Form 8-K/A, dated April 26, 2002, filed as an amendment to the Form 8-K dated April 5, 2002 to include certain pro forma financial statements of the Company giving effect to the Company’s merger with NetSilicon and sale of assets of MiLAN.

_______________
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

DIGI INTERNATIONAL INC.
Date: August 14, 2002	By:	/s/ S. Krishnan

S. Krishnan
Chief Financial Officer
(duly authorized officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Registrant (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

99	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically