Form 10-K
period 2002-09-30
DIGI INTERNATIONAL INC
filed 2002-12-23
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2002

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X] No [   ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $120,008,000, based on a closing price of $5.45 per share as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Shares of common stock outstanding as of December 6, 2002: 22,309,283

INDEX

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant’s Annual Report to Stockholders for the year ended September 30, 2002 and Proxy Statement for the Registrant’s Annual Meeting of Stockholders scheduled for January 22, 2003, a definitive copy of which will be filed on or about December 23, 2002. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

PART III.	ITEM IN FORM 10-K	PAGE/REFERENCE

ITEM 10.	Directors of the Registrant	Election of Directors, Proxy Statement

	Executive Officers of the Registrant	74

	Compliance with Section 16(a) of the Exchange Act	Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement

ITEM 11.	Executive Compensation	Executive Compensation; Election of Directors; Summary Compensation Table; Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-end Option Values; Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements; Performance Evaluation, Proxy Statement

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75 and Security Ownership of Principal Stockholders and Management, Proxy Statement

ITEM 13.	Certain Relationships and Related Transactions	Not Applicable

ITEM 14.	Controls and Procedures	76

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	78

PART I

ITEM 1. BUSINESS

Digi International Inc. (Digi or the Company) was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. Digi, the leader in Connectware, is a worldwide provider of device networking solutions. Businesses use Digi products to create, customize and control retail operations, industrial automation and other applications.

Prior to the acquisition of NetSilicon, Inc. (NetSilicon) in February 2002, the Company operated in a single reportable business segment known as Connectivity Solutions. The Company sells its Connectivity Solutions products through a global channel of Distributors, Systems Integrators, Solution Providers, Direct Marketers and direct to strategic OEM, Government and Commercial partners.

With the acquisition of NetSilicon, the Company now operates in a second reportable segment known as Embedded Networking Solutions. Revenues are derived primarily from the sale of products to OEM customers and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties.

The common stock of Digi is traded on the Nasdaq National Market under the symbol DGII. The Company has its worldwide headquarters in Minnetonka, Minnesota, with regional and sales offices throughout the U.S. and worldwide, including Germany, France, Denmark, the United Kingdom, Hong Kong, China and Japan.

Products

Digi is a worldwide leader in connecting peripherals to networks. From multi-port serial control to Universal Serial Bus (USB) connectivity to embedded networking, Digi’s products enable a virtually unlimited number of devices or users to be connected locally or remotely to multi-user systems, networks, and the Internet. The Company entered the system-on-silicon and software market with its acquisition of NetSilicon, providing for a broad family of next generation solutions for connecting devices to networks. The Company’s products are compatible with all PC platforms, including Compaq, IBM, Hewlett-Packard and Sun Microsystems, as well as popular operating systems, such as Microsoft Windows NT/95/2000, Novell NetWare, Linux and UNIX.

The Company has sales offices located throughout North America, Europe and Asia. Digi products are available through 180 distributors in more than 65 countries.

The application markets where these products are most prominently used are point-of-sales systems (POS), industrial automation, medical, hospitality, building automation, network cameras, information displays, and office networking. The Company’s product lines are its multi-port serial adapters, device servers, terminal servers, USB, and embedded networking semiconductors and controller products.

Multi-Port Serial Adapters

The Company is the market leader in this product category and offers one of the most comprehensive multi-port serial adapter families of products. The Company’s products support a wide range of operating systems, port-densities, bus types, expansion options, and applications.

As Ethernet connections extend beyond current applications, the internal multi-port serial adapter products are expected to gradually transition to network-attached terminal server devices. The Company has strengthened its product offering to meet customer needs and believes that although this market is maturing, multi-port serial adapters will continue to be an important product category.

ITEM 1. BUSINESS (CONTINUED)

Products (continued)

Terminal Server / Device Server

The Company’s terminal server and device server families offer flexible and easy solutions for providing access to serial devices over Ethernet networks. As Ethernet-based serial connections extend beyond their current applications and into new market uses such as building automation, health care, process control and console port management on servers, routers, switches, and other network equipment, the Company believes that terminal servers and device servers will continue to be a major growth area.

Universal Serial Bus

The Company expanded its product lines with its acquisition of Inside Out Networks, Inc. (Inside Out Networks) in October 2000. The acquisition gave the Company the most comprehensive and sophisticated USB product line in the industry. Furthermore, Inside Out Networks’ pioneering EPIC software provides seamless transition between legacy software/systems and next-generation USB-attached devices, supporting feature-rich hardware and software flow control signaling. This software provides ease of use and integration while protecting technology investments. In 2002, the Company introduced the industry’s first USB over IP concentrator called AnywhereUSB Remote I/O Concentrator. The AnywhereUSB Remote I/O Concentrator is the first remote networking solution to utilize USB-Over-IP™ technology, breaking the traditional five meter distance limitation of USB to connect USB devices anywhere on an existing wired or wireless LAN — without a locally attached host PC.

Embedded Semiconductor Networking and Controller Boards

With the acquisition of NetSilicon in February 2002, the Company entered the embedded system market. NetSilicon designs and manufactures integrated device networking platforms for manufacturers who want to build intelligence and network connectivity into their products. The platforms integrate high performance microprocessors and advanced networking software to provide complete networking solutions.

LAN Connectivity

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN Technology division (MiLAN), to Communications Systems, Inc. (CSI) for $8,059,000. The MiLAN product line included wireless access points and clients, managed and unmanaged switches, media converters, print servers and fault tolerant transceivers.

Distribution and Partnerships

Significant U.S. distributors include: Ingram Micro, Tech Data Corporation, Arrow Distributing, Avnet/Hallmark and Synnex.

Significant Canadian distributors include: EMJ Data Systems, Ingram Micro Canada and Tech Data Canada.

Significant European distributors include: Miel, Westbase Technology, Sphinx Computer, Mitrol, Euroline, Comstor, Stemmer, ESA Opensoft, and Dupaco.

Significant Asia Pacific distributors include: Tech Pacific, SC ComTex, Inc., T-Data, DI Systems, Sigma Infocom, Modern Tech, LDL, and SNS.

ITEM 1. BUSINESS (CONTINUED)

Distribution and Partnerships (continued)

Significant Latin American distributors include: Ingram Micro Mexico, Ingram Micro Miami, Ingram Micro Chile, Tech Data Miami, Integral, Computacion BKO, Integrade, and Solutions Box.

Digi maintains strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications software vendors, operating system suppliers, and computer hardware manufacturers. Key partners include: Microsoft, Citrix Systems, Hewlett-Packard, IBM, Intel, Lotus, Micron, Motorola, Novell, Red Hat, Santa Cruz Operation, and Sun Microsystems.

Customers

The Company’s customer base includes many of the world’s largest companies. Long-time customer IBM made the Company’s adapter boards the first integrated communications offering for the iSeries (previously named AS400) in 2000, in addition to the products currently being sold into the pSeries (previously named RS6000). The Company has strategic sales relationships with leading vendors, allowing them to ship the Company’s board and network products as component parts of their overall networking solutions. These vendors include NCR, Sun Microsystems and Hewlett Packard, among others. Many of the world’s leading telecommunications companies and Internet service providers also rely on the Company’s products, including Lucent, AT&T, Sprint, Verizon and Seimens. Through the NetSilicon acquisition, the Company now has many of the world’s largest office networking companies on its customer list, including Minolta, Ricoh, Sharp, Hitachi, Toshiba, Xerox, and Konica.

During the year ended September 30, 2002, two customers, that are distributors, comprised at least 10% of net sales each: Tech Data at 14.0% and Ingram Micro at 13.8%. During the year ended September 30, 2001, these two customers comprised at least 10% of net sales each: Tech Data at 13.9% and Ingram Micro at 11.3%. During the year ended September 30, 2000, these two customers comprised at least 10% of net sales each: Tech Data at 13.4% and Ingram Micro at 10.0%.

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

The Company believes that it is a global market leader in multi-port serial adapters. As this market continues to mature, the Company will focus on key applications, customers, and markets to manage applications as they transition to other technologies such as Ethernet, USB, and wireless connectivity products. The Company also believes it is a leader in connecting peripheral devices to Ethernet LANs with its terminal server and device server product lines. The Company is an early entrant to the embedded system market, and believes that the complementary nature of the NetSilicon device connectivity products will provide an expanded range of products and technology.

Some of the Company’s competitors and potential competitors may have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Present and future competitors may be able to identify new markets and develop products more quickly, which are superior to those developed by the Company. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively and price products more competitively than the Company. There are no

ITEM 1. BUSINESS (CONTINUED)

Competitive Conditions (continued)

assurances that competition will not intensify or that the Company will be able to compete effectively in the markets in which the Company competes.

Operations

The Company’s manufacturing operations, excluding those of NetSilicon, procure all parts and certain services involved in production and subcontract most of its product manufacturing to outside firms that specialize in such services. The Company believes that this approach is beneficial because the Company can reduce its fixed costs, maintain production flexibility and maximize its profit margins.

The Company’s products are manufactured to their designs with standard and semi-custom components. Most of these components are available from multiple vendors. The Company has several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to the Company. If these suppliers are unable to provide a timely and reliable supply of components, the Company could experience manufacturing delays that adversely affect its results of operations.

NetSilicon relies on third party foundries for its semiconductor device. Currently Atmel Corporation and Toshiba Corporation manufacture the NET + ARM semiconductor devices. Furthermore, NetSilicon contracts with a subcontractor to assemble printed circuit boards.

During fiscal years 2002, 2001 and 2000, the Company’s research and development expenditures were $19.5, $18.3 and $20.2 million, respectively.

Due to rapidly changing technology in the computer industry, the Company believes that its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. Although the Company may seek patents where appropriate and has certain patent applications pending for proprietary technology, the Company’s proprietary technology or products are generally not patented. The Company relies primarily on the copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company has established common law and registered trademark rights on a family of marks for a number of its products.

As of September 30, 2002, the Company had backlog orders which management believed to be firm in the amount of $7.2 million, of which $3.6 million related to the NetSilicon business. All of these orders are expected to be shipped in fiscal 2003. Backlog as of September 30, 2001 and September 30, 2000 was $1.4 million and $4.4 million, respectively.

The Company had 407 employees at September 30, 2002 compared to 425 at September 30, 2001. The decrease in the number of employees is the result of the acquisition of NetSilicon, which added 120 employees, the sale of MiLAN reduced headcount by 60 employees, the September 2002 restructuring plans reduced headcount by 88 employees, and a net addition of 10 employees were added during the year due to normal activity.

ITEM 2. PROPERTIES

The Company’s headquarters and research facilities are located in a 130,000 square foot office building in Minnetonka, Minnesota, which the Company acquired in August 1995 and has occupied since March 1996.

ITEM 2. PROPERTIES (CONTINUED)

The Company’s primary manufacturing facility is located in a 58,000 square foot building in Eden Prairie, Minnesota, which the Company purchased in May 1993 and has occupied since August 1993. Additional office and research facilities include a 63,000 square foot facility in Dortmund, Germany, which the Company owns, and a leased 5,000 square foot facility in Champaign, Illinois, the lease for which expires in February 2005. In connection with the acquisition of Inside Out Networks in October 2000, the Company assumed an additional 10,465 square foot facility in Austin, Texas and a 3,655 square foot facility in Torrance, California. The leases on these facilities expire in October 2005 and September 2003, respectively. In connection with the Net Silicon acquisition in February 2002, the Company assumed the leases for an additional 21,759 square foot facility in Waltham, Massachusetts, and a 1,371 square foot facility in Tokyo, Japan. The Waltham and Tokyo leases expire on September 30, 2007 and November 30, 2003, respectively.

Management believes that the Company’s facilities are suitable and adequate for current office, research and warehouse requirements. Management believes that the Company has some excess square footage at its primary manufacturing facility in Eden Prairie, Minnesota and is currently evaluating various opportunities, one of which includes selling the facility. The Company is also attempting to sell the Dortmund, Germany facility.

ITEM 3. LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers and directors, certain underwriters involved in NetSilicon’s initial public offering (“IPO”), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriter’s conduct. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. The action seeks damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over 300 other publicly traded companies in connection with the underwriting of their IPOs. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. On July 15, 2002, the Company, along with the other 300-plus publicly-traded companies that have been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. The Court heard oral argument on this motion on November 1, 2002. The litigation process is inherently uncertain and unpredictable, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. However, the Company maintains liability insurance for such matters and the Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amounts. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, results of operations, or financial condition of the Company.

In the normal course of business, the Company is subject to various claims and litigation, including patent and intellectual property claims. Management of the Company expects that these various litigation items will not have a material adverse effect on the results of operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during the quarter ended September 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

Stock Listing

The Company’s Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market™ under the symbol “DGII.” On December 6, 2002, the number of holders of the Company’s Common Stock was approximately 8,875, consisting of 325 record holders and approximately 8,550 stockholders whose stock is held by a bank, broker or other nominee.

High and low sale prices for each quarter during the years ended September 30, 2002 and 2001, as reported on the Nasdaq Stock Market, were as follows:

Stock Prices

2002	first	second	third	fourth
High	$6.50	$7.15	$5.95	$3.40
Low	$3.60	$5.15	$3.18	$1.88

2001	first	second	third	fourth
High	$9.25	$8.12	$10.40	$9.50
Low	$5.38	$5.41	$4.50	$4.70

Dividend Policy

The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

The Company does not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

For the fiscal years ended September 30

	2002	2001	2000	1999	1998

Net sales	$101,536	$130,405	$132,525	$193,506	$182,932
Impairment loss	—	—	(26,146)	—	—
Restructuring	2,696	1,121	1,382	607	1,020
Acquired in-process research and development	3,100	—	—	—	16,065
Loss on sale of MiLAN assets	(3,617)	—	—	—	—
Gain from forgiveness of grant payable	1,068	—	—	—	—
AetherWorks Corporation gain	—	—	—	—	1,350
AetherWorks Corporation note recovery	—	—	8,000	—	—
(Loss) income before cumulative effect of accounting change	(12,785)	119	(16,825)	3,192	(71)
Cumulative effect of accounting change	—	(1,902)	—	—	—
Net (loss) income	(12,785)	(1,783)	(16,825)	3,192	(71)
Net (loss) income per common share — basic:
Before cumulative effect of accounting change	(0.65)	—	(1.12)	0.22	(0.01)
Cumulative effect of accounting change	—	(0.12)	—	—	—
Net (loss) income per common share — assuming dilution:
Before cumulative effect of accounting change	(0.65)	—	(1.12)	0.22	(0.01)
Cumulative effect of accounting change	—	(0.12)	—	—	—
Working capital	62,662	74,233	78,085	59,946	37,896
Total assets	180,828	139,453	142,922	176,330	191,521
Long-term debt	4,989	5,499	7,081	9,206	11,124
Stockholders’ equity	151,180	112,917	113,459	127,164	121,251
Book value per share	6.80	7.39	7.45	8.52	8.34
Number of employees	407	425	525	583	703

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, those described under “Risk Factors” below. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its quarterly reports on Form 10-Q and its registration statements, could cause the Company’s actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

RISK FACTORS

The Company’s dependence on new product development and the rapid technological change that characterizes the Company’s industry make it susceptible to loss of market share resulting from competitors’ product introductions and similar risks.

The data communications industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company’s future success will depend on its ability to enhance its existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of its products over competing products. Any failure by the Company to modify its products to support new alternative technologies or any failure to achieve widespread customer acceptance of such modified products could cause the Company to lose market share and cause its revenues to decline.

The Company may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that its new products

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS (CONTINUED)

and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. Failure by the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner could have a material adverse effect on the Company. In addition, the future introductions or announcements of products by the Company or one of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company’s then-existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer the purchase of the Company’s existing products, which could cause its revenues to decline.

The Company intends to continue to devote significant resources to its research and development, which, if not successful, could cause a decline in its revenues and harm its business.

The Company intends to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2002, 2001, and 2000, the Company’s research and development expenses comprised 19.2%, 14.1%, and 15.2%, respectively, of total net sales. If the Company is unable to develop new products as a result of its research and development efforts, or if the products the Company develops are not successful, its business could be harmed. Even if the Company develops new products that are accepted by its target markets, the net revenues from these products may not be sufficient to justify its investment in research and development.

Certain of the Company’s products that generate a substantial amount of its revenue are sold into mature markets, which could limit the Company’s ability to generate revenue from these products.

Certain of the Company’s products provide asynchronous and synchronous data transmissions via add-on cards. The market for add-on asynchronous and synchronous data communications cards is a mature market. These products currently generate about one-half of the Company’s revenues. As the overall market for these products decreases due to the adoption of newer technologies, the Company expects that its revenues from these products will continue to decline. As a result, the Company’s future prospects depend in large part on its ability to acquire or develop and successfully market additional products that address growth markets.

The Company’s failure to effectively manage product transitions could have a material adverse effect on the Company’s revenues and profitability.

From time to time, the Company or its competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of the Company’s existing products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing the Company’s products until new products become available. Furthermore, the introduction of new or enhanced products requires the Company to manage the transition from older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. The Company’s failure to effectively manage transitions from older products could have a material adverse effect on the Company’s revenues and profitability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS (CONTINUED)

The Company’s failure to compete successfully in its highly competitive market could result in reduced prices and loss of market share.

The market in which the Company operates is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price, and availability. Certain of the Company’s competitors and potential competitors may have greater financial, technological, manufacturing, marketing, and personnel resources than the Company. Present and future competitors may be able to identify new markets and develop products more quickly, which are superior to those developed by the Company. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively than the Company. There are no assurances that competition will not intensify or that the Company will be able to compete effectively in the markets in which the Company competes.

The Company’s concentrated customer base increases the potential adverse effect on the Company from the loss of one or more customers.

The Company’s products have historically been sold into highly concentrated customer markets. Two customers comprised more than 10% of net sales each during the fiscal years ended 2002, 2001, and 2000: Tech Data at 14.0%, 13.9%, and 13.4%, respectively, and Ingram Micro at 13.8%, 11.3%, and 10.0%, respectively. The Company’s sales are primarily made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing the Company’s products at any time without penalty. The decision of any key customer to cease using the Company’s products or a material decline in the number of units purchased by a significant customer could have a material adverse effect on the Company’s revenues.

The long and variable sales cycle for certain of the Company’s products makes it more difficult for the Company to predict its operating results and manage its business.

The sale of the Company’s products typically involves a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies within their products and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of the Company’s products is typically lengthy and is subject to a number of significant risks, including end users’ internal purchasing reviews, that are beyond the Company’s control. Because of the lengthy sales cycle and the large size of customer orders, if orders forecasted for a specific customer for a particular quarter are not realized in that quarter, the Company’s operating results for that quarter could be materially adversely affected.

The Company depends on manufacturing relationships and on limited-source suppliers, and any disruptions in these relationships may cause damage to the Company’s customer relationships.

The Company procures all parts and certain services involved in the production of its products and subcontracts most of its product manufacturing to outside firms that specialize in such services. Although most of the components of the Company’s products are available from multiple vendors, the Company has several single-source supplier relationships, either because alternative sources are not available or because the relationship is

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS (CONTINUED)

advantageous to the Company. There can be no assurance that the Company’s suppliers will be able to meet the Company’s future requirements for products and components in a timely fashion. In addition, the availability of many of these components to the Company is dependent in part on the Company’s ability to provide its suppliers with accurate forecasts of its future requirements. Delays or lost sales could be caused by other factors beyond the Company’s control, including late deliveries by vendors of components. If the Company is required to identify alternative suppliers for any of its required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt the Company’s operations and have a material adverse effect on the Company’s customer relationships and profitability.

The Company’s ability to compete could be jeopardized if the Company is unable to protect its intellectual property rights.

The Company’s ability to compete depends in part on its proprietary rights and technology. Although the Company has certain patents and patent applications and may seek additional patents where appropriate for proprietary technology, the Company’s proprietary technology and products are generally not patented. The Company relies primarily on the copyright, trademark, and trade secret laws to protect its proprietary rights in its products.

The Company generally enters into confidentiality agreements with its employees, and sometimes with its customers and potential customers, and limits access to the distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent the misappropriation of its technology. The Company’s pending patent applications may be denied and any patents, once issued, may be circumvented by the Company’s competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to the Company’s technologies. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company’s means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology. The Company’s failure to adequately protect its proprietary rights could have a material adverse effect on the Company’s competitive position and result in loss of revenue.

From time to time, the Company is subject to claims and litigation regarding intellectual property rights, which could seriously harm the Company and require the Company to incur significant costs.

The data communications industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company receives notification of a third-party claim that its products infringe other intellectual property rights. Any litigation to determine the validity of third-party infringement claims, whether or not determined in the Company’s favor or settled by the Company, may be costly and divert the efforts and attention of the Company’s management and technical personnel from productive tasks, which could have a material adverse effect on the Company’s ability to operate its business and service the needs of its customers. There can be no assurance that any infringement claims by third parties, if proven to have merit, will not materially adversely affect the Company’s business or financial condition. In the event of an adverse ruling in any such matter, the Company may be required to pay substantial damages,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS (CONTINUED)

cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on the Company’s ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on its business and financial condition.

The Company faces risks associated with its international operations and expansion that could impair its ability to grow its revenues abroad.

In the fiscal years ended September 30, 2002, 2001, and 2000, net sales to customers outside the United States, primarily in Europe, were approximately 31.4%, 33.0%, and 34.8%, respectively, of total net sales.

The Company believes that its future growth is dependent in part upon its ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences, and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company’s business strategy and financial condition.

If the Company loses key personnel it could prevent the Company from executing its business strategy.

The Company’s business and prospects depend to a significant degree upon the continuing contributions of its executive officers and its key technical personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining qualified personnel. Failure to attract and retain key personnel could result in the Company’s failure to execute its business strategy.

Any acquisitions the Company has made or will make could disrupt its business and seriously harm its financial condition.

The Company will continue to consider acquisitions of complementary businesses, products or technologies. In the event of any future purchases, the Company could:

•	issue stock that would dilute the Company’s current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities; or

•	incur large and immediate write-offs.

The Company’s operation of any acquired business will also involve numerous risks, including:

•	problems combining the purchased operations, technologies, or products;

•	unanticipated costs;

•	diversion of management’s attention from the Company’s core business;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS (CONTINUED)

•	difficulties integrating businesses in different countries and cultures;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which the Company has no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.

The Company cannot assure that it will be able to successfully integrate any businesses, products, technologies, or personnel that the Company has acquired or that the Company might acquire in the future and any failure to do so could disrupt its business and have a material adverse effect on its financial condition and results of operations. Moreover, from time to time the Company may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses to the Company. The Company could also be exposed to litigation as a result of an unconsummated acquisition, including claims that it failed to negotiate in good faith or misappropriated confidential information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected information from the Company’s Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

	Year ended September 30,			Increase / (Decrease)

				2002 Compared	2001 Compared
	2002	2001	2000	to 2001	to 2000

Net sales	100.0%	100.0%	100.0%	(22.2)%	(1.6)%
Cost of sales	45.3	50.8	47.4	(30.6)	5.3

Gross margin	54.7	49.2	52.6	(13.5)	(7.8)
Operating expenses:
Sales and marketing	28.3	23.5	26.0	(6.2)	(10.8)
Research and development	19.2	14.1	15.2	6.5	(9.1)
General and administrative	19.3	12.4	14.6	20.3	(16.0)
Impairment loss	—	—	19.7	—	(100)
Restructuring	2.6	0.9	1.1	182.4	(18.9)
In-process research & development	3.1	—	—	100.0	—
Loss on sale of MiLAN assets	3.6	—	—	100.0	—

Total operating expenses	76.1	50.9	76.6	17.1	(34.5)

Gain from forgiveness of grant payable	1.1	—	—	100.0	—

Operating loss	(20.4)	(1.7)	(24.0)	855.5	93.1
Other income (expense), net	1.2	1.8	2.0	(47.6)	(10.2)
AetherWorks Corporation note recovery	—	—	6.0		—

(Loss) income before income taxes and cumulative effect of accounting change	(19.2)	0.1	(16.0)	(10,882.2)	100.9
Income tax (benefit) provision	(6.6)	—	(3.3)	(10,459.5)	101.5

(Loss) income before cumulative effect of accounting change	(12.6)	0.1	(12.7)	(11,116.8)	100.7

Cumulative effect of accounting change, net of taxes	—	(1.5)	—	(100)	—

Net loss	(12.6)%	(1.4)%	(12.7)%	632.4%	89.4%

NET SALES

Net sales were $101.5 million in fiscal 2002 compared to $130.4 million in fiscal 2001. The $28.9 million or 22.2% decrease in net sales from 2001 to 2002 and the $2.1 million or 1.6% decrease in net sales from 2000 to 2001 occurred within the Company’s principal product groups as follows:

(in $ millions)				% of Sales

	2002	2001	2000	2002	2001	2000

Connectivity Solutions(1)	$86.8	$130.4	$132.5	85.5%	100.0%	100.0%
Embedded Networking Solutions	$14.7	$—	$—	14.5%	0.0%	0.0%

Total	$101.5	$130.4	$132.5	100.0%	100.0%	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

(1)	The Company sold its MiLAN Technology division on March 25, 2002. MiLAN sales included in connectivity solutions were $5.8 million, $22.6 million, and $13.4 million for the fiscal years ended September 30, 2002, 2001, and 2000, respectively.

In addition to the discussion below, the industry-wide decline in demand, as a result of the continued economic downturn, again impacted the Company’s net sales in 2002. Connectivity solution sales for fiscal 2002 were $86.8 million compared to $130.4 million in fiscal 2001. Sales by the MiLAN business, which the Company sold on March 25, 2002, were $16.8 million lower in 2002 relative to 2001. Sales of the Company’s Integrated Services Digital Network (ISDN), Remote Access Server (RAS), and synchronous products declined $11.5 million in 2002 relative to 2001 as the Company phased these products out. Continued erosion of the asynchronous product market accounted for $16.8 million of the decline in 2002 net sales relative to 2001. Net sales of the Company’s terminal server, USB, and device server products increased $1.5 million in 2002 relative to 2001. The acquisition of NetSilicon in February 2002 allowed the Company to enter into the embedded networking market, contributing $14.7 million to net sales.

In addition to the factors discussed below, the Company’s net sales in 2001 were lower than fiscal year 2000 net sales, partially due to an industry-wide decline in demand associated with the economic downturn. Connectivity solution sales for fiscal 2001 were $130.4 million compared to $132.5 million in fiscal year 2000. Due to erosion of the asynchronous product market, offset partially by market share gain, asynchronous sales declined by $10.5 million in fiscal 2001. Sales of the Company’s synchronous and RAS products declined $4.1 million in 2001 relative to 2000. The Company phased out its ISDN product line from which revenues declined $5.0 million relative to 2000. Repositioning of the Company’s product lines and acquired expertise in USB and device server connectivity solutions added to fiscal year 2001 net sales. Net sales of the terminal server, USB, and device server product lines increased by $8.3 million. Net sales from the Company’s MiLAN product line also increased. The MiLAN increase of $9.2 million in fiscal 2001 relative to 2000 was primarily due to increases in volumes of media conversion products that were delivered to the education market.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The Company’s revenue is generated from these distribution channels; OEM, distributors, and direct. The following tables present the Company’s revenue, by reporting segments, by channel and by geographic location of the customers:

(in $ millions)				Percentage of Net Sales

International OEM Channel	2002	2001	2000	2002	2001	2000

Connectivity Solutions	4.9	9.3	12.0	4.8%	7.1%	9.1%
Embedded Networking Solutions	4.0	—	—	3.9	—	—

Total	8.9	9.3	12.0	8.8%	7.1%	9.1%

(in $ millions)				Percentage of Net Sales

Domestic OEM Channel	2002	2001	2000	2002	2001	2000

Connectivity Solutions	12.0	18.0	26.8	11.8%	13.8%	20.2%
Embedded Networking Solutions	10.7	—	—	10.5	—	—

Total	22.7	18.0	26.8	22.4%	13.8%	20.2%

(in $ millions)				Percentage of Net Sales

Total OEM Channel	2002	2001	2000	2002	2001	2000

Connectivity Solutions	16.9	27.3	38.8	16.6%	20.9%	29.3%
Embedded Networking Solutions	14.7	—	—	14.5	—	—

Total	31.6	27.3	38.8	31.1%	20.9%	29.3%

(in $ millions)				Percentage of Net Sales
International Distribution Channel
	2002	2001	2000	2002	2001	2000

Connectivity Solutions	23.0	33.7	34.0	22.7%	25.8%	25.7%
Embedded Networking Solutions	—	—	—	—	—	—

Total	23.0	33.7	34.0	22.7%	25.8%	25.7%

(in $ millions)				Percentage of Net Sales

Domestic Distribution Channel	2002	2001	2000	2002	2001	2000

Connectivity Solutions	34.9	45.7	50.0	34.4%	35.0%	37.7%
Embedded Networking Solutions	—	—	—	—	—	—

Total	34.9	45.7	50.0	34.4%	35.0%	37.7%

(in $ millions)				Percentage of Net Sales

Total Distribution Channel	2002	2001	2000	2002	2001	2000

Connectivity Solutions	57.9	79.4	84.0	57.0%	60.9%	63.4%
Embedded Networking Solutions	—	—	—	—	—	—

Total	57.9	79.4	84.0	57.0%	60.9%	63.4%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

(in $ millions)				Percentage of Net Sales

Total Direct (all Domestic)	2002	2001	2000	2002	2001	2000

Connectivity Solutions	12.0	23.7	9.7	11.8%	18.2%	7.3%
Embedded Networking Solutions	—	—	—	—	—	—

Total	12.0	23.7	9.7	11.8%	18.2%	7.3%

(in $ millions)				Percentage of Net Sales

Total Company	2002	2001	2000	2002	2001	2000

Connectivity Solutions	86.8	130.4	132.5	85.5%	100.0%	100.0%
Embedded Networking Solutions	14.7	—	—	14.5	—	—

Total	101.5	130.4	132.5	100.0%	100.0%	100.0%

(in $ millions)				Percentage of Net Sales

Total International	2002	2001	2000	2002	2001	2000

Connectivity Solutions	27.9	43.0	46.0	27.5%	33.0%	34.7%
Embedded Networking Solutions	4.0	—	—	3.9	—	—

Total	31.9	43.0	46.0	31.4%	33.0%	34.7%

(in $ millions)				Percentage of Net Sales

Total Domestic	2002	2001	2000	2002	2001	2000

Connectivity Solutions	58.9	87.4	86.5	58.0%	67.0%	65.3%
Embedded Networking Solutions	10.7	—	—	10.5	—	—

Total	69.6	87.4	86.4	68.6%	67.0%	65.3%

The increase in the OEM channel net revenue is primarily due to the acquisition of Net Silicon (Embedded Networking Solutions). The decline in Connectivity Solutions net revenue was related to the decline in demand in the communications networking industry associated with the continued economic downturn.

The Company generally recognizes product revenue at the date that products are shipped to distributors or original equipment manufacturers. Upon adoption of SAB 101 in the fourth quarter of fiscal 2001, the Company changed its revenue recognition policy with regard to certain product sales. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the guidance contained in SAB 101. The effect of this change in revenue recognition policy, as of October 1, 2000, was reported as the cumulative effect of an accounting change in the first quarter of fiscal 2001 of $1.9 million, net of taxes, which includes revenue of approximately $6.3 million, less cost of sales and certain direct selling expenses. (See Note 19 to the Company’s Consolidated Financial Statements.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following table presents the estimated consolidated results of operations of the Company on an unaudited pro forma basis if SAB 101 guidance had been effective in fiscal 2000.

2000

Net sales	$135,411,197
Net loss	$(15,828,728)
Net loss per share	$(1.05)

GROSS MARGIN

Gross margin in 2002 was 54.7%, compared to 49.2% in 2001. The increase in gross margin was primarily due to improved operating efficiencies in the Company’s manufacturing operations and increased sales of higher margin products. The acquisition of NetSilicon and sale of the MiLAN business also contributed to the increase in gross margin because embedded networking solution products generally have higher gross margins than LAN connectivity products.

Gross margin in 2001 was 49.2%, compared to 52.6% in 2000. The decrease in gross margin is primarily due to sales volume declines in 2001 and the mix of lower margin MiLAN products. A $3.0 million charge associated with the write down of RAS inventories negatively impacted the gross margin in 2001 by 2.3%.

OPERATING EXPENSES

Operating expenses were $77.3 million in 2002, an increase of $10.9 million, or 16.4%, compared to operating expenses of $66.4 million in 2001. The Company incurred a one time loss on sale of $3.6 million in 2002 as a result of the sale of all of the assets of its former MiLAN Technology division. A one-time charge for in-process research and development costs of $3.1 million was also recorded in connection with the acquisition of NetSilicon, Inc. during fiscal 2002. Excluding the one-time charge for the sale of the MiLAN assets and the in-process research and development charge associated with the acquisition of NetSilicon, operating expenses would have increased $4.2 million compared to 2001. NetSilicon, acquired in February 2002, added incremental operating expenses of $16.5 million, of which $1.7 million is amortization of identifiable intangibles. Operating expenses decreased by $5.2 million as a result of the sale of MiLAN in March 2002. Incremental expenses for INXTECH, were $2.2 million, of which $0.7 million is amortization of goodwill and identifiable intangible assets. INXTECH is the parent company of Decision Europe, a French designer and manufacturer of data communications systems sold under the Xcell Technology brand (INXTECH), and was acquired in June 2001. Incremental expenses for Dortmund, Germany were $0.8 million and occurred in the sales and marketing area. Increased investment in the USB business created an increase in expenses at Inside Out Networks of $1.0 million, of which $0.4 million related to increased amortization of identifiable intangibles associated with the earn-out payments for fiscal 2001. The impact of the restructuring and related workforce reduction at the end of fiscal 2001, along with expense control measures, drove a reduction in expenses of $11.1 million in the Minnetonka location, primarily in sales and marketing and research and development expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Selling and marketing expenses decreased $1.9 million due to a decrease in MiLAN related expenses of $2.3 million along with $2.1 million of additional decreases in marketing related activities including cooperative advertising, ad placements, tradeshows, and promotional items. Also, there was a $2.3 million decrease as a result of the workforce reductions made by the Company in September 2001, along with a decrease in selling commissions commensurate with the decrease in revenues. These decreases were partially offset by the incremental expenses from NetSilicon and INXTECH, which were acquired in 2002 and 2001, respectively, of $4.8 million.

Research and development expenses increased $1.2 million due to an increase of $8.3 million resulting from research and development activities associated with the recently-acquired NetSilicon, INXTECH and Inside Out Networks, which were partially offset by decreases in MiLAN related expenses of $2.0 million, and headcount reductions that resulted in a decrease in research and development expenses of $5.1 million.

General and administrative expenses increased $3.3 million, primarily due to the incremental expenses of $4.6 million relating to the recently-acquired NetSilicon and INXTECH, of which $2.4 million is incremental amortization expense. General and administrative expenses related to MiLAN decreased $0.6 million. Savings of $0.3 million were generated in general and administrative expenses for the Pacific Rim due to the closing of the Singapore and Australian offices in fiscal 2001.

Operating expenses were $66.4 million in 2001, a decrease of $35.1 million, or 34.6%, compared to operating expenses of $101.5 million in 2000. The Company recorded an impairment charge of $26.1 million in 2000 relating to the July 1998 purchase of ITK. Operating expenses in 2001, excluding asset impairment charges, decreased $8.9 million or 11.8% compared to operating expenses for 2000. Operating expenses in 2001, excluding asset impairment charges, were 50.9% of net sales compared to 56.8% of net sales in 2000. All operating expense categories, including sales and marketing, research and development, and general and administrative, were less in 2001 than in 2000 in terms of both total dollars and as a percentage of net sales. The savings were a result of several factors, including controls placed on discretionary spending throughout the fiscal year, the closure of foreign locations during fiscal 2001, and savings realized as a result of prior year restructuring decisions.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

General and administrative expenses in 2001 decreased by $3.1 million relative to 2000, of which $2.1 million resulted from a decrease in amortization associated with the write-off of the VoIP and ISDN identifiable intangibles and goodwill of $3.8 million, partially offset by $1.7 million in amortization associated with Inside Out Networks and INXTECH which were acquired in 2001. An additional $1.6 million in savings were realized due to a reduction in employees and the cost containment measures implemented throughout the Company. The Company realized another $0.2 million of cost reductions as a result of the 2000 restructuring of European operations. The Company incurred $0.8 million of incremental general and administrative costs related to the operations of Inside Out Networks and INXTECH.

IMPAIRMENT LOSS

In the second quarter of fiscal 2000, the Company recorded an $18.1 million charge reflecting the write-down of the carrying value of all of the intangible assets associated with the NetBlazer technology and some of the goodwill acquired in the Company’s July 1998 purchase of ITK. The write-down resulted from the Company’s March 2000 decision to discontinue development of the NetBlazer technology when the key technical members of the NetBlazer technology team elected to leave the Company and the Company concluded that it would not be able to successfully develop a competitive product from the technology. Accordingly, the Company determined that future undiscounted cash flows from the acquired ITK assets would be substantially reduced, and therefore, the carrying value of the acquired ITK assets would be impaired. (See Note 5 to the Company’s consolidated financial statements.)

The Company utilized a discounted cash flows valuation method as described in Statement of Financial Accounting Standards Board No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121), to measure the March 2000 adjustment to the carrying value of the acquired ITK intangible assets.

In September 2000, the Company recorded a charge of $5.8 million reflecting a write-down of the remaining carrying value of identifiable intangible assets and goodwill associated with the ISDN technology and some of the other long-lived assets acquired in the Company’s July 1998 purchase of ITK. The write-down resulted from the Company’s September 2000 decision to discontinue all business activities in the ISDN market. The Company determined that it did not have the capability to invest at the levels necessary to achieve significant market share in the ISDN market and, therefore, has discontinued development activities associated with the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPAIRMENT LOSS (CONTINUED)

ISDN product lines. Accordingly, the Company determined that future undiscounted cash flows from the remaining acquired ITK intangible assets would be reduced and, therefore, the carrying value of the remaining acquired ITK intangible assets would be impaired.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) in the first quarter of fiscal 2003. As part of the adoption of FAS 142, the Company engaged an independent valuation service firm to perform a valuation of the Company as of October 1, 2002. Based on the independent valuation, which utilized a discounted cash flow valuation technique, the Company will record a goodwill impairment charge of approximately $44 to $46 million, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the CDC and INXTECH acquisitions. The charge will be reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

RESTRUCTURING

The $2.7 million restructuring charge recorded in fiscal 2002 was the result of a board-approved workforce reduction of 20% or 88 employees. The restructuring charge consists of severance and termination costs, lease cancellation fees, and office closing expenses. The Company anticipates annual cost savings of approximately $7.2 million to result from this restructuring. The restructuring will be completed in the second quarter of fiscal 2003. (See Note 6 to the Company’s consolidated financial statements.)

The $1.4 million restructuring charge recorded in fiscal 2001 was the result of a board-approved workforce reduction of approximately 13% or 61 employees. The restructuring charge consists entirely of severance and termination costs for the 61 positions affected by the restructuring. Restructuring activities were completed at the end of the fourth quarter of fiscal 2001. In 2002, the Company realized annual cost savings of approximately $5.6 million from this restructuring.

The $1.5 million restructuring charge recorded in fiscal 2000 was associated with the board-approved plan to restructure the European organizations located in Dortmund, Germany and Bagshot, England, by transitioning all product development, technical support and manufacturing functions to the Company’s corporate headquarters located in Minnetonka, Minnesota. The restructuring charge consists principally of severance and termination costs for the 75 positions affected by the restructuring. Restructuring activities were completed by the end of the second quarter of fiscal 2001. The Company realized cost savings of approximately $3.6 million in fiscal year 2001 from these restructurings. (See Note 6 to the Company’s consolidated financial statements.)

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

At the time of acquisition, NetSilicon had two development projects in process, the Net + 20 microprocessor (subsequently renamed the 7520 microprocessor) and the Net + OS v. 5.0. The 7520 project involved the design and development of a low cost, high performance networking microprocessor. The Net + OS v. 5.0 project included significant and innovative advancements to the NetSilicon operating system in the areas of security and management. The design, verification and other processes involved in the 7520 project required tools and skills that were new to NetSilicon. Similarly, the advanced and innovative features being developed for inclusion in the Net + OS v. 5.0 operating system differed from existing Net + OS features.

Accordingly, the Company was uncertain whether the technology being developed could become commercially viable. If these products were not successfully developed, the sales and profitability of the Company would be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

Management estimates that $3.1 million of the purchase price represents the fair value of purchased in-process research and development related to the 7520 chip and the Net + OS v. 5.0 operating system referred to above, that had not yet reached technological feasibility and had no alternative future uses.

This amount was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

The Company utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

•	The estimated revenues are based upon NetSilicon’s estimate of revenue growth over the next four fiscal years from the revenue growth of the Net + OS v. 5.0 and the 7520 chips.

•	The estimated gross margin is based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits. Average gross margin is approximately 57.5%.

•	The estimated selling, general and administrative expenses is based on consideration of historical operating expenses as a percentage of sales and NetSilicon’s projected operating expenses.

•	Cost to complete each project was based on estimated remaining labor hours and a fully burdened labor cost, and other direct project expenses.

•	The discount rate used in the alternative income valuation approach is based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

7520	35%
Net + OS v. 5.0	30%

     Management estimates that there are 20 man months required to complete the 7520 project. A derivative product named the 20XM, capturing the price target and some of the technology contemplated in the 7520, will

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

be sampled by customers in December 2002 and is expected to be released to production in February 2003. The estimated remaining completion costs are approximately $335,000.

The Net + OS v. 5.0 was released to production in November 2002. The Company anticipates that the projected revenues for the Net + OS v. 5.0 will be in line with original projections.

This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN Technology division to Communications Systems, Inc. for $8.1 million, resulting in a pre tax loss of $3.6 million ($3.1 million net of taxes). Included in the net loss on this transaction is $0.9 million of severance costs related to certain former employees of MiLAN.

GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK International, Inc. (ITK) in July 1998, the Company assumed a liability for an investment grant payable of $1,525,410 to the German government relating to construction of the ITK facility in Dortmund, Germany. The investment grant contained a provision that the grant would be forgiven if ITK retained a specified number of employees in the facility for a five-year period. Because ITK was not in compliance with the minimum employment requirements of the grant at the time of the acquisition or subsequent to the acquisition, the Company continued to reflect the grant payable as a liability and to accrue interest on the principal balance of the grant. The Company had recorded $462,962 of accrued interest through May 2002.

During 2000, the Company applied for a waiver of the employment provision in the investment grant based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, the Company reversed the investment grant payable and the related accrued interest payable of $1,067,767 and $456,859, respectively. The principal portion of the forgiveness of the investment grant was recorded as a component of operating loss for fiscal 2002, and the reversal of the accrued interest payable was recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflects an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively. If the Company remains in the building until August 2003, these amounts will also be forgiven. However, management is presently attempting to sell this facility and therefore may not remain in this building through August 2003.

OTHER INCOME (EXPENSE)

Other income of $1.3 million in 2002 consisted primarily of interest income on short-term investments of $1.4 million and $0.3 million of miscellaneous other income, partially offset by $0.4 million of interest expense on the Company’s borrowings. Other income of $2.4 million in 2001 consisted primarily of interest income on

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE) (CONTINUED)

short-term investments of $2.7 million and $0.3 million of miscellaneous other income, partially offset by $0.6 million of interest expense on the Company’s borrowings. Other income of $2.7 million in 2000 consisted primarily of interest income on short-term investments of $2.7 million and $0.7 million of miscellaneous other income. These items were partially offset by $0.8 million of interest expense on the Company’s borrowings.

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

INCOME TAXES

The Company recorded a $6.7 million income tax benefit in 2002, on a loss before income tax benefit of $19.5 million. A $0.1 million tax provision was recorded in 2001, before cumulative effect of accounting change. For 2000 the Company recorded a tax benefit of $4.3 million. The tax benefit for 2002 is recorded at a rate approximately equal to the U.S. statutory rate. This rate was increased, as a result of non-deductible goodwill associated with the loss on sale of the MiLAN assets and non-deductible in-process research and development associated with the acquisition of NetSilicon. The rate was reduced by the exclusion of non-taxable foreign source income.

The tax provision for 2001 is recorded at a rate slightly greater than the U.S. statutory rate primarily due to non-deductible amortization of goodwill acquired in the purchase of CDC, Inside Out Networks and INXTECH, partially offset by the exclusion of non-taxable foreign source income.

The tax benefit in 2000 is recorded at a rate less than the U.S. statutory rate primarily due to non-deductible charges and amortization of goodwill acquired in the purchase of CDC and Inside Out Networks, partially offset by the non-taxable gain recognized upon recovery of the AetherWorks Corporation note.

As of September 30, 2002, the Company had federal net operating loss carryforwards and tax credit carryforwards of approximately $23.0 million and $0.7 million, respectively. The Company had federal net operating loss carryforwards of approximately $8.0 million and $7.6 million as of September 30, 2001 and 2000. The Company is required to assess the realizability of deferred tax assets and the need for a valuation allowance against those assets based on Statement of Financial Accounting Standards No. 109. Although realization of the associated deferred tax assets is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the future reversal of deferred tax liabilities, and therefore, no valuation allowance is required at September 30, 2002. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as an increase in income tax expense at that time.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFLATION

The Company believes inflation has not had a material effect on its operations or its financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations, and, in prior years, with proceeds from earlier public offerings.

At September 30, 2002, the Company had cash, cash equivalents and marketable securities of $58.2 million compared to $56.2 million at September 30, 2001.

The Company’s working capital decreased $11.5 million to $62.7 million at September 30, 2002, compared to $74.2 million at September 30, 2001. Working capital decreased $3.9 million in the prior fiscal year from $78.1 million at September 30, 2000 to $74.2 million at September 30, 2001. The Company maintains a line of credit in Europe with Deutsche Bank. Available borrowing is determined by the amount maintained as collateral at a New York Deutsche Bank account, and was $2.0 million at September 30, 2002. At September 30, 2002, there was no outstanding balance on the line of credit. As of September 30, 2001, $0.9 million had been borrowed under this line of credit.

Net cash provided by operating activities totaled $10.3 million during fiscal 2002 compared to $10.5 million during fiscal 2001. Cash provided by operating activities in fiscal 2002 consisted of a net loss of $12.8 million; however, included in the net loss are non-cash charges including depreciation and amortization expense of $11.6 million, loss on sale of MiLAN assets of $3.6 million, a charge for acquired in-process research and development of $3.1 million, a restructuring accrual of $2.5 million and a provision for inventory obsolescence of $1.6 million. Partially offsetting these non-cash charges is a one time, non-cash gain of $1.1 million resulting from forgiveness of the investment grant payable in the third quarter of fiscal 2002. Net cash provided by operating activities totaled $10.5 million during fiscal 2001 compared to $27.4 million during fiscal 2000. The decrease in net cash provided by operations during fiscal 2001 was primarily due to a net increase of $1.3 million in operating assets and liabilities compared to a net decrease of $6.1 million in operating assets and liabilities during fiscal 2000. The increase in net operating assets and liabilities generated in fiscal 2001 is primarily the result of a slowdown in accounts receivable collections in the last half of fiscal 2001. Net cash provided by operations was also lower in fiscal 2001 compared to fiscal 2000 since the Company received an $8.0 million cash payment for the AetherWorks note in fiscal 2000.

Investing activities in fiscal 2002 consisted of net redemptions of $1.1 million in marketable securities and purchases of $1.3 million of equipment, capital improvements and other intangible assets. The Company also used $10.4 million of cash for the acquisition of NetSilicon. (See Note 2 of the Company’s consolidated financial statement.) Proceeds from the sale of MiLAN assets were $8.1 million in fiscal 2002 (See Note 4 of the Company’s consolidated financial statement.) The Company also used $2.9 million for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions. In 2001 investing activities included net investments of $5.7 million in marketable securities and purchases of $1.6 million of equipment capital improvements and other intangible assets. The Company also used $10.1 million of cash for the acquisitions of Inside Out Networks and INXTECH. (See Note 2 of the Company’s consolidated financial statements.) Investing activities in 2000 consisted of net investments of $6.4 million in marketable securities and purchases of $2.5 million of equipment and other intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Financing activities consisted of payments on line of credit and debt obligations totaling $2.5 million, $2.9 million and $1.4 million for 2002, 2001 and 2000, respectively. These payments were partially offset by $0.7 million, $1.3 million and $1.5 million in 2002, 2001 and 2000, respectively, received from the exercise of employee stock options and employee stock purchase plan transactions.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

The following summarizes the Company’s contractual obligations at September 30, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods. However, this table excludes up to $7.1 million of additional purchase consideration that may be payable to the former shareholders of Inside Out Networks in the event that, in the future, these operations achieve certain development and operating milestones. The table also excludes $1.0 million of additional purchase consideration that was paid in December 2002 to the former shareholders of INXTECH. The table also excludes the $0.5 million liability that has been accrued and may be payable relating to the Dortmund investment grant.

Contractual Obligations

	Payments due by fiscal period

(in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$891	$390	$390	$390	$389	$3,430	$5,880
Operating leases	1,385	986	772	512	481	64	4,200

Total contractual cash obligations	$2,276	$1,376	$1,162	$902	$870	$3,494	$10,080

The Company maintains a line of credit in Europe with Deutsche Bank. Available borrowing is determined by the amount maintained as collateral at a New York Deutsche Bank account, and was $2.0 million at September 30, 2002. This collateral is included in marketable securities at September 30, 2002. There was no outstanding balance on the line of credit as of September 30, 2002.

Long-term debt consists of fixed rate, collateralized and uncollateralized notes bearing interest at rates ranging from 5.2% to 6.25%. The notes are collateralized by land, buildings and equipment with a carrying value of $5.0 million at September 30, 2002.

All of the long-term debt was incurred in connection with the construction of the Dortmund, Germany facility, which the Company is attempting to sell.

The lease obligations summarized above relate to various operating lease agreements for office space and equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Effective January 1, 1999, eleven countries of the European Union converted to a common currency called the “Euro.” This action caused some of the Company’s European transactions to be negotiated, invoiced, and paid in “Euros.”

During 2002, the Company had approximately $31.9 million of net sales related to foreign customers, of which $19.1 million was denominated in U.S. dollars, $2.9 million was denominated in Deutschemarks, $9.3 million was denominated in Euros, and $.6 million was denominated in Japanese Yen. During 2002, the average monthly exchange rate for the U.S. dollar to the Euro increased by approximately 8.3% from .9060 to .9816. From the date of acquisition of NetSilicon through September 30, 2002, the average monthly exchange rate for the U.S. dollar to the Japanese Yen increased by approximately 8.2% from ..007536 to .008157.

During 2001, the Company had approximately $43.0 million of net sales related to foreign customers, of which $33.6 million were denominated in U.S. dollars, $9.3 million were in Deutschemark-denominated sales, and $0.1 million were in Euro-denominated sales. During 2001, the average monthly exchange rate for the U.S. dollar to the Deutschemark increased by approximately 4.7% from .4455 to ..4666.

In future periods, a significant portion of sales will continue to be made in Euros. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, as management does not believe these risks are significant at this time.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company will adopt the provisions of FAS 142 at the beginning of fiscal year 2003. However, the transition provisions of FAS 142 apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001. (See Note 2 to the Company’s Consolidated Financial Statements.)

As prescribed by FAS 142, the Company has identified its reporting units, in order to be able to assign assets and liabilities to those reporting units and test for impairment losses for goodwill that could arise due to the initial application of the standard resulting from the transitional impairment test. The Company’s Connectivity Solutions reporting segment is comprised of two operating segments. The operating segments include Inside Out Networks, and all other business units of the Company, excluding NetSilicon. NetSilicon is a separate operating and reporting segment, Embedded Networking Solutions. (See Note 7 to the Company’s Consolidated Financial Statements.) The Company has determined that its reporting units for purposes of the FAS 142

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

transitional impairment test are Inside Out Networks, NetSilicon, and all other business units excluding Inside Out Networks and NetSilicon.

As part of the adoption of FAS 142, the Company engaged an independent valuation service firm to perform a valuation of the Company as of October 1, 2002, the date of adoption of FAS 142. Based on the independent valuation, which utilized a discounted cash flow valuation technique, the Company will record a goodwill impairment charge of approximately $44 to $46 million, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the CDC and INXTECH acquisitions. The charge will be reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. Management anticipates that as a result of the adoption of FAS 142, amortization expense will be reduced by approximately $550,000 per quarter beginning in the first quarter of fiscal 2003.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its analysis of the effects of FAS 143, but does not expect the impact of the adoption to be significant to its financial position or results of operations.

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

In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not completed its analysis of the effects of FAS 146, but does not expect the impact of the adoption to be significant to its financial position or results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributors and original equipment manufacturer (OEM) customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs and distributors. Sales to authorized domestic distributors and original equipment manufacturers are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded.

The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales to the respective distributors and resellers, and are charged to operations as a reduction in revenue in the same period as the corresponding sales.

The Company also generates revenue from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. Revenue from software maintenance obligations is deferred and recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable. Unearned software maintenance and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet. Generally, the Company recognizes revenue under agreements for nonrecurring engineering services using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual contracts. However, the Company defers revenues from non-recurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery can not be accurately estimated.

The Company’s software development tools and developments boards often include multiple elements — hardware, software, post contract customer support (“PCS”), limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

revenue related to these multiple element arrangements in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2.” Revenue related to the sale of these development products is allocated to the various elements based on vendor-specific objective evidence of fair value.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY

The Company reduces the carrying value of its inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and, for acquisitions prior to June 30, 2001 is being amortized on a straight-line basis over estimated useful lives ranging from five to fifteen years. For goodwill resulting from the NetSilicon acquisition, which occurred after June 30, 2001, goodwill is not amortized but will be subject to an impairment assessment at least annually. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

Intangible assets are reviewed quarterly for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value or carrying amount. Impairment losses, if any, are recorded currently. The Company will record a goodwill impairment charge of approximately $44 to $46 million, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the CDC and INXTECH acquisitions. The charge will be reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING PRACTICES (CONTINUED)

INCOME TAXES

Deferred tax assets and liabilities are recorded based on Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at that time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended September 30

	2002	2001	2000

Net sales	$101,535,947	$130,404,745	$132,524,630
Cost of sales	46,011,973	66,192,549	62,871,689

Gross margin	55,523,974	64,212,196	69,652,941
Operating expenses:
Sales and marketing	28,807,998	30,715,581	34,423,150
Research and development	19,529,662	18,334,929	20,174,918
General and administrative	19,555,960	16,252,453	19,357,867
Impairment loss	—	—	26,146,300
Restructuring	2,695,980	1,121,121	1,381,642
In-process research & development	3,100,000	—	—
Loss on sale of MiLAN assets	3,616,646	—	—

Total operating expenses	77,306,246	66,424,084	101,483,877

Gain from forgiveness of grant payable	1,067,767	—	—

Operating loss	(20,714,505)	(2,211,888)	(31,830,936)
Other income (expense):
Interest expense	(406,434)	(616,964)	(775,678)
Interest income	1,375,031	2,668,957	2,733,912
Other income	286,478	344,263	709,582

Total other income	1,255,075	2,396,256	2,667,816
AetherWorks Corporation note recovery	—	—	8,000,000

(Loss) income before income taxes and cumulative effect of accounting change	(19,459,430)	184,368	(21,163,120)
Income tax (benefit) provision	(6,674,584)	65,819	(4,338,440)

(Loss) income before cumulative effect of accounting change	(12,784,846)	118,549	(16,824,680)

Cumulative effect of accounting change (net of income tax benefit of $1,055,928)	—	(1,901,853)	—

Net loss	$(12,784,846)	$(1,783,304)	$(16,824,680)

Net loss per common share, basic:
Before cumulative effect of accounting change	$(0.65)	$—	$(1.12)
Cumulative effect of accounting change	—	(0.12)	—

	$(0.65)	$(0.12)	$(1.12)

Net loss per common share, assuming dilution:
Before cumulative effect of accounting change	$(0.65)	$—	$(1.12)
Cumulative effect of accounting change	—	(0.12)	—

	$(0.65)	$(0.12)	$(1.12)

Weighted average common shares, basic	19,674,516	15,235,258	15,061,774

Weighted average common shares, assuming dilution	19,674,516	15,287,935	15,061,774

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS A/ND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

At September 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$33,490,395	$30,347,253
Marketable securities	24,660,746	25,804,947
Accounts receivable, net	10,518,032	16,161,143
Inventories, net	12,490,767	16,791,851
Other	5,141,439	4,602,668

Total current assets	86,301,379	93,707,862
Property, equipment and improvements, net	21,538,987	22,677,155
Goodwill, net	45,835,631	10,521,157
Identifiable intangible assets, net	25,850,664	11,017,233
Other	1,301,034	1,529,169

Total assets	$180,827,695	$139,452,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit agreements	$—	$938,400
Current portion of long-term debt	891,220	1,584,156
Accounts payable	6,591,235	6,012,296
Income taxes payable	3,154,359	—
Accrued expenses:
Advertising	572,562	856,939
Compensation	4,285,507	3,317,935
Deferred Revenue	675,730	24,728
Other	4,965,374	5,370,521
Restructuring accruals	2,503,820	1,369,799

Total current liabilities	23,639,807	19,474,774

Long-term debt	4,988,591	5,499,226
Net deferred income taxes	1,019,676	1,561,155

Total liabilities	29,648,074	26,535,155

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 60,000,000 shares authorized; 23,154,081 and 16,425,606 shares issued and outstanding	231,541	164,256
Additional paid-in capital	120,004,008	71,458,733
Retained earnings	46,841,711	59,626,557
Accumulated other comprehensive (loss) income	(70,528)	7,969

	167,006,732	131,257,515
Unearned stock compensation	(327,310)	—
Treasury stock, at cost, 926,210 and 1,095,881 shares	(15,499,801)	(18,340,094)

Total stockholders’ equity	151,179,621	112,917,421

Total liabilities and stockholders’ equity	$180,827,695	$139,452,576

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the fiscal years ended September 30,

	2002	2001	2000

Operating activities:
Net loss	$(12,784,846)	$(1,783,304)	$(16,824,680)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairment loss	—	—	26,146,300
Restructuring	2,510,320	1,121,121	1,381,642
Acquired in-process research & development	3,100,000	—	—
Depreciation of property and equipment	3,472,489	3,905,455	4,296,143
Amortization of intangibles	8,095,663	5,992,614	8,463,573
Loss on sale of MiLAN assets	3,616,645	—	—
Gain from forgiveness of grant payable	(1,067,767)	—	—
Loss (gain) on sale of fixed assets	53,580	(18,172)	85,809
Provision for losses on accounts receivable	116,167	1,149,286	1,150,068
Provision for inventory obsolescence	1,607,000	3,836,989	1,632,685
Deferred income taxes	(135,804)	(2,198,879)	(5,234,720)
Stock compensation	117,282	76,849	164,909
Changes in operating assets and liabilities:
Accounts receivable	4,895,130	2,047,277	12,792,380
Inventories	2,506,337	82,498	898,344
Income taxes payable	3,113,881	(1,296,674)	(3,943,276)
Other assets	(177,180)	235,966	3,546,641
Accounts payable	(4,021,450)	(823,078)	(2,829,261)
Accrued expenses	(4,683,212)	(1,855,153)	(4,362,890)

Total adjustments	23,119,081	12,256,099	44,188,347

Net cash provided by operating activities	10,334,235	10,472,795	27,363,667

Investing activities:
Purchase of property and equipment and certain other intangible assets	(1,317,348)	(1,625,576)	(2,544,171)
Proceeds from the sale of MiLAN assets	8,058,932	—	—
Proceeds from maturities of held-to-maturity marketable securities	56,130,987	84,807,237	76,531,426
Purchase of held-to-maturity marketable securities	(54,986,786)	(90,462,052)	(82,967,136)
Business acquisitions, net of cash acquired	(10,418,955)	(10,086,848)
Contingent purchase price payments related to business acquisitions	(2,931,910)	—	—

Net cash used in investing activities	(5,465,080)	(17,367,239)	(8,979,881)

Financing activities:
Payments on long-term debt	(1,588,426)	(630,596)	(859,264)
Payments on line of credit	(940,879)	(2,277,000)	(508,317)
Stock option transactions	41,328	776,412	937,723
Employee stock purchase plan transactions	673,053	515,283	580,855

Net cash (used in) provided by financing activities	(1,814,924)	(1,615,901)	150,997

Effect of exchange rates changes on cash and cash equivalents	88,911	71,662	(712,454)
Net increase (decrease) in cash and cash equivalents	3,143,142	(8,438,683)	17,822,329
Cash and cash equivalents, beginning of period	30,347,253	38,785,936	20,963,607

Cash and cash equivalents, end of period	$33,490,395	$30,347,253	$38,785,936

Supplemental Cash Flows Information:
Interest paid	$471,504	$717,154	$699,228
Income taxes (received) paid, net	$(9,797,383)	$2,609,798	$4,358,892

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended September 30, 2002, 2001 and 2000

	Common Stock		Treasury Stock		Additional
	Shares	Par Value	Shares	Value	Paid-in-Capital

Balances, September 30, 1999	16,192,997	$161,930	1,271,612	$(21,325,502)	$71,460,612
Employee stock purchase issuances			(75,149)	1,282,555	(701,700)
Stock compensation Issuance of stock upon exercise of stock options, net of withholding	129,952	1,299			936,424
Tax benefit realized upon exercise of stock options					241,751
Forfeiture of stock options					(85,159)
Foreign currency translation adjustment Net loss

Balances, September 30, 2000	16,322,949	163,229	1,196,463	(20,042,947)	71,851,928
Employee stock purchase issuances			(100,582)	1,702,853	(1,187,570)
Stock compensation
Issuance of stock upon exercise of stock options, net of withholding	102,657	1,027			775,386
Tax benefit realized upon exercise of stock options					31,758
Forfeiture of stock options					(12,769)
Foreign currency translation adjustment Net loss

Balances, September 30, 2001	16,425,606	164,256	1,095,881	(18,340,094)	71,458,733
Employee stock purchase issuances			(169,671)	2,840,293	(2,167,240)
Stock compensation
Issuance of stock upon exercise of stock options, net of withholding	8,309	83			41,245
Forfeiture of stock options Foreign currency translation adjustment					(99,227)
Common stock issued in connection with the NetSilicon acquisition	6,720,166	67,202			50,770,497
Stock options issued in connection with the NetSilicon acquisition
Net loss

Balances, September 30, 2002	23,154,081	$231,541	926,210	$(15,499,801)	$120,004,008

The accompanying notes are an integral part of the consolidated financial statements.

Continued Next Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (CONTINUED)

For the years ended September 30, 2002, 2001 and 2000

			Accumulated
		Unearned	Other	Total
	Retained	Stock	Comprehensive	Stockholders'	Comprehensive
	Earnings	Compensation	Income (Loss)	Equity	Loss

Balances, September 30, 1999	$78,234,541	$(339,686)	$(1,027,533)	$127,164,362	$2,980,009

Employee stock purchase issuances				580,855
Stock compensation		164,909		164,909
Issuance of stock upon exercise of stock options, net of withholding				937,723
Tax benefit realized upon exercise of stock options				241,751
Forfeiture of stock options		85,159
Foreign currency translation adjustment			1,194,283	1,194,283	1,194,283
Net loss	(16,824,680)			(16,824,680)	(16,824,680)

Balances, September 30, 2000	61,409,861	(89,618)	166,750	113,459,203	$(15,630,397)

Employee stock purchase issuances				515,283
Stock compensation		76,849		76,849
Issuance of stock upon exercise of stock options, net of withholding				776,413
Tax benefit realized upon exercise of stock options				31,758
Forfeiture of stock options		12,769
Foreign currency translation adjustment			(158,781)	(158,781)	(158,781)
Net loss	(1,783,304)			(1,783,304)	(1,783,304)

Balances, September 30, 2001	59,626,557	—	7,969	112,917,421	$(1,942,085)

Employee stock purchase issuances				673,053
Stock compensation		117,282		117,282
Issuance of stock upon exercise of stock options, net of withholding				41,328
Forfeiture of stock options		99,227
Foreign currency translation adjustment			(78,497)	(78,497)	(78,497)
Common stock issued in connection with the NetSilicon acquisition				50,837,699
Stock options issued in connection with the NetSilicon acquisition		(543,819)		(543,819)
Net loss	(12,784,846)			(12,784,846)	(12,784,846)

Balances, September 30, 2002	$46,841,711	$(327,310)	$(70,528)	$151,179,621	$(12,863,343)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

Digi is a worldwide provider of device networking solutions. Businesses use Digi products to create, customize and control retail operations, industrial automation and other applications.

Digi’s products are marketed through a global network of distributors, systems integrators, original equipment manufacturers (OEMs), and value-added resellers (VARs).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Those having original maturities in excess of three months are classified as marketable securities. Marketable securities consist of high-grade commercial paper and corporate bonds that have maturities of less than one year. All marketable securities classified as held to maturity are carried at amortized cost. Gross unrealized holding gains were $4,475 and $39,223 as of September 30, 2002 and 2001, respectively. Gross unrealized holding losses were $123,787 and $3,426 as of September 30, 2002 and 2001, respectively.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs and distributors. Sales to authorized domestic distributors and original equipment manufacturers are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on historical experience and current business factors and are charged against revenues in the same period as the corresponding sales are recorded.

The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales to the respective distributors and resellers, and are charged to operations as a reduction in revenue in the same period as the corresponding sales.

The Company generally recognizes revenue at the date that products are shipped to distributors or original equipment manufacturers. Upon adoption of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) in the fourth quarter of fiscal 2001, the Company changed its revenue recognition policy with regard to certain product sales. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the guidance contained in SAB 101. The effect of this change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

in revenue recognition policy, as of October 1, 2000, was reported as the cumulative effect of an accounting change in the first quarter of fiscal 2001 of $1.9 million, net of taxes, which includes revenue of approximately $6.3 million, less cost of sales and certain related expenses such as direct selling expenses.

The Company also generates revenue from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. Revenue from software maintenance obligations is deferred and recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable. Unearned software maintenance and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet. Generally, the Company recognizes revenue under agreements for nonrecurring engineering services using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual contracts. However, the Company defers revenues from non-recurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery can not be accurately estimated.

The Company’s software development tools and developments boards often include multiple elements — hardware, software, post contract customer support (“PCS”), limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes revenue related to these multiple element arrangements in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2.” Revenue related to the sale of these development products is allocated to the various elements based on vendor-specific objective evidence of fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is being amortized on a straight-line basis over estimated useful lives ranging from five to fifteen years. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to seven years.

The carrying amount of intangible assets is periodically, at least quarterly, reviewed to assess the remaining useful lives and the recoverability based on undiscounted expected future cash flows.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company will adopt the provisions of FAS 142 at the beginning of fiscal year 2003. However, the transition provisions of FAS 142 apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001. (See Note 2 to the Company’s Consolidated Financial Statements). Goodwill of $39,249,915 recorded in connection with the acquisition is not amortized. Goodwill of $13,441,823, related to acquisitions occurring prior to July 1, 2001, continues to be amortized in the consolidated financial statements. This amortization will cease on October 1, 2002.

As part of the adoption of FAS 142, the Company engaged an independent valuation service firm to perform a valuation of the Company as of October 1, 2002, the date of adoption of FAS 142. Based on the independent valuation, which utilized a discounted cash flow valuation technique, the Company will record a goodwill impairment charge of approximately $44 to $46 million, attributable primarily to the NetSilicon reporting unit. The charge will be reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. Management anticipates that as a result of the adoption of FAS 142, amortization expense will be reduced by approximately $550,000 per quarter beginning in the first quarter of fiscal 2003.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Software development costs are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established. Costs otherwise capitalized after such point also are expensed because they are insignificant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LOSS PER COMMON SHARE

Basic net loss per share is calculated based on the weighted average of common shares outstanding during the period. Net loss per share, assuming dilution, is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. The Company’s only common equivalent shares are those that result from dilutive common stock options.

The following table is a reconciliation of the numerators and denominators in the loss per share calculations:

Years ended September 30

	2002	2001	2000

Numerator:
Net loss	$(12,784,846)	$(1,783,304)	$(16,824,680)

Denominator:
Denominator for basic loss per share — weighted average shares outstanding	19,674,516	15,235,258	15,061,774
Effect of dilutive securities:
Employee stock options	—	52,677	—

Denominator for diluted loss per share — adjusted weighted average shares	19,674,516	15,287,935	15,061,774

Basic loss per share	$(0.65)	$(0.12)	$(1.12)

Diluted loss per share	$(0.65)	$(0.12)	$(1.12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE (CONTINUED)

Common equivalent shares related to employee stock options of 10,163 and 160,853 at September 30, 2002 and 2000 were not included in the computation of diluted earnings per share because their effect is antidilutive.

Options to purchase 6,049,834, 1,705,964 and 1,230,224 shares at September 30, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares and therefore their effect would be antidilutive.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share”, income before cumulative effect of accounting change has been used in determining diluted earnings per share for the year ended September 30, 2001.

FOREIGN CURRENCY TRANSLATION

Financial position and results of operations of the Company’s international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation account in stockholders’ equity. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

USE OF ESTIMATES AND RISKS AND UNCERTAINTIES

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

The Company procures all parts and certain services involved in the production of its products and subcontracts most of its product manufacturing to outside firms that specialize in such services. Although most of the components of the Company’s products are available from multiple vendors, the Company has several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to the Company. Management believes that other suppliers could provide the components of the Company’s products. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

COMPREHENSIVE (LOSS) INCOME

For the Company, comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to the accumulated other comprehensive income loss account in stockholders’ equity.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

method. FAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company will adopt the provisions of FAS 142 at the beginning of fiscal year 2003.

However, the transition provisions of FAS 142 apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001. (See Note 2 to the Company’s Consolidated Financial Statements.)

As prescribed by FAS 142, the Company has identified its reporting units, in order to be able to assign assets and liabilities to those reporting units and test for impairment losses for goodwill that could arise due to the initial application of the standard resulting from the transitional impairment test. The Company’s Connectivity Solutions reporting segment is comprised of two operating segments. The operating segments include Inside Out Networks, and all other business units of the Company, excluding NetSilicon. NetSilicon is a separate operating and reporting segment, Embedded Networking Solutions. (See Note 7 to the Company’s Consolidated Financial Statements.) The Company has determined that its reporting units for purposes of the FAS 142 transitional impairment test are Inside Out Networks, NetSilicon, and all other business units excluding Inside Out Networks and NetSilicon.

As part of the adoption of FAS 142, the Company engaged an independent valuation service to perform a valuation of the Company as of October 1, 2002, the date of adoption of FAS 142. Based on the independent valuation, which utilized a discounted cash flow valuation technique, the Company will record a goodwill impairment charge of approximately $44 to $46 million, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the CDC and INXTECH acquisitions. The charge will be reported as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. Management anticipates that as a result of the adoption of FAS 142, amortization expense will be reduced by approximately $550,000 per quarter beginning in the first quarter of fiscal 2003.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not completed its analysis of the effects of FAS 143, but does not expect the impact of the adoption to be significant to its financial position or results of operations.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement addresses financial accounting and reporting for the impairment or disposal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

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

In July 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not completed its analysis of the effects of FAS 146, but does not expect the impact of the adoption to be significant to its financial position or results of operations.

2.     ACQUISITIONS

On February 13, 2002, the Company acquired NetSilicon, Inc. (NetSilicon), a provider of Ethernet micro-processing solutions for intelligent, networked devices for a purchase price of $67,153,231. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. Included in the purchase price allocation was a $3,100,000 charge to acquired in-process research and development.

The Company’s acquisition was made principally due to the complementary nature of the two companies’ device connectivity products, which would give the Company an expanded range of products and technology and allow the Company to be an early entrant in the embedded system market.

The purchase consideration, and related transaction costs, include $16,315,532 in cash, Digi’s common stock with a market value of $41,732,231, and replacement stock options issued by Digi to certain NetSilicon common stock option holders with an estimated fair value of $9,105,468. The cash and Digi’s common stock were issued in exchange for all outstanding shares of NetSilicon’s common stock and Digi’s common stock options were issued in exchange for certain outstanding NetSilicon common stock options. The value of the Digi common stock was based on a per share value of approximately $6.21, calculated as the average market price of Digi’s common stock during the five business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the proposed acquisition. The value of Digi’s common stock options is based on the estimated fair value of these options, as of the date the transaction was announced, using the Black-Scholes option pricing model. Unearned compensation of $543,819 has been recorded related to the intrinsic value of the unvested replacement common stock options for which future services are required before the option holders vest in the replacement options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     ACQUISITIONS (CONTINUED)

The table below sets forth the purchase price allocation.

Cash	$15,000,098
Digi common stock (6,720,166 shares)	41,732,231
Fair value Digi stock options issued to replace stock options held NetSilicon employees	9,105,468
Direct acquisition costs	1,315,434

$67,153,231
Fair value of tangible assets acquired	$5,596,438
Identifiable intangible assets	17,700,000
Acquired in-process research and development	3,100,000
Goodwill	39,249,915
Deferred compensation	543,819
Acquired deferred tax asset	7,866,059
Deferred tax liabilities related to identifiable intangibles	(6,903,000)

$67,153,231

Statement of Financial Accounting Standards No. 141, “Business Combinations”, specifies that goodwill relating to acquisitions occurring after June 30, 2001 should no longer be amortized. Therefore, the results of operations for the twelve-month period ended September 30, 2002 does not include any goodwill amortization expense related to the NetSilicon acquisition. All other goodwill from previous acquisitions continued to be amortized until September 30, 2002, as the Company will not adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets”, until October 1, 2002.

At the time of acquisition, NetSilicon had two development projects in process, the Net + 20 microprocessor (subsequently renamed the 7520 microprocessor) and the Net + OS v. 5.0. The 7520 project involved the design and development of a low cost, high performance networking microprocessor. The Net + OS v. 5.0 project included significant and innovative advancements to the NetSilicon operating system in the areas of security and management. The design, verification and other processes involved in the 7520 project required tools and skills that were new to NetSilicon. Similarly, the advanced and innovative features being developed for inclusion in the Net + OS V 5.0 operating system differed from existing Net + OS features.

Accordingly, the Company was uncertain whether the technology being developed could become commercially viable. If these products were not successfully developed, the sales and profitability of the Company would be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired may become impaired.

Management estimates that $3.1 million of the purchase price represents the fair value of purchased in-process research and development related to the 7520 chip and the Net + OS v. 5.0 operating system referred to above, that had not yet reached technological feasibility and had no alternative future uses.

This amount was expensed as a non-recurring, non-tax-deductible charge upon consummation of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     ACQUISITIONS (CONTINUED)

The Company utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

•	The estimated revenues are based upon NetSilicon’s estimate of revenue growth over the next four fiscal years from the revenue growth of the Net + OS v. 5.0 and the 7520 chips.

•	The estimated gross margin is based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits. Average gross margin is approximately 57.5%.

•	The estimated selling, general and administrative expenses is based on consideration of historical operating expenses as a percentage of sales and NetSilicon’s projected operating expenses.

•	Cost to complete each project was based on estimated remaining labor hours and a fully burdened labor cost, and other direct project expenses.

•	The discount rate used in the alternative income valuation approach is based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

7520	35%
Net + OS v. 5.0	30%

Management estimates that there are 20 man months required to complete the 7520 project. A derivative product named the 20XM, capturing the price target and some of the technology contemplated in the 7520, will be sampled by customers in December 2002 and is expected to be released to production in February 2003. The estimated remaining completion costs are approximately $335,000.

The Net + OS v. 5.0 was released to production in November 2002. The Company anticipates that the projected revenues for the Net + OS v. 5.0 will be in line with original projections.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     ACQUISITIONS (CONTINUED)

The table below sets forth the purchase price allocation.

Cash	$2,372,965
Direct acquisition costs	51,130

Total purchase price	$2,424,095
Fair value of tangible assets acquired	577,439
Identifiable intangible asset	1,846,656
Goodwill	743,077
Deferred tax liabilities related to identifiable intangibles	(743,077)

$2,424,095

The identifiable intangible asset of $1,846,656 included in the purchase price allocation set forth above is proven technology, which has an estimated useful life of four and one-half years. The remaining unallocated purchase price represents goodwill, which is being amortized over four and one-half years until October 1, 2002 when the Company will adopt SFAS No. 142.

During fiscal 2002, the Company paid $1,533,000 of additional purchase price consideration based upon the achievement of certain pre-established operational targets. The Company was also required to pay up to $967,000 of additional cash consideration subject to INXTECH achieving certain pre-established operational targets during the three years following the acquisition. The payment was accelerated and paid in December 2002 in connection with the restructuring of INXTECH (See Note 6).

In October 2000, the Company acquired Inside Out Networks, a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.

The purchase consideration, including related transaction costs, consists of $7,684,176 in cash. The Company paid $1,398,577 in November 2001 and $133,332 in October 2002 and may be required to pay up to $6,968,091 of additional cash consideration for the purchase subject to Inside Out Networks achieving specific revenue and operating income targets during the three years following the acquisition.

The table below sets forth the purchase price allocation.

Cash	$7,494,844
Direct acquisition costs	56,000
Guaranteed employee retention payments	133,332

Total purchase price	$7,684,176
Fair value of tangible assets acquired	1,261,598
Identifiable intangible assets	6,422,578
Goodwill	2,504,806
Deferred tax liabilities related to identifiable intangibles	(2,504,806)

$7,684,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     ACQUISITIONS (CONTINUED)

The identifiable intangible assets of $6,422,578 included in the purchase price allocation set forth above are comprised of proven technology with an estimated fair value of $5,692,578 and an assembled workforce with an estimated fair value of $730,000, which have estimated useful lives of six years and five years, respectively. The remaining unallocated purchase price represents goodwill, which is being amortized over six years although amortization will cease on October 1, 2002 with the adoption of SFAS No. 142.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of Inside Out Networks and INXTECH had occurred as of the beginning of fiscal 2000, and as if the acquisition of NetSilicon had occurred as of the beginning of fiscal 2001.

In the table below, 2002 includes pro forma adjustments relating to NetSilicon, 2001 includes pro forma adjustments relating to NetSilicon and INXTECH, and 2000 includes pro forma adjustments relating to Inside Out Networks and INXTECH. Pro forma adjustments relating to Inside Out Networks and INXTECH include amortization of acquired identifiable intangible assets and goodwill. Pro-forma adjustments relating to NetSilicon include amortization of identifiable intangible assets, but exclude the amortization of goodwill in accordance with the provisions of FAS 142 (as this acquisition occurred after June 30, 2001). The pro forma net loss for 2001 does not include the $3.1 million charge related to acquired in-process research and development (associated with the NetSilicon acquisition), whereas this charge is reflected in the 2002 pro-forma net loss.

	2002	2001	2000

Net sales	$111,075,447	$164,828,522	$137,701,141
Net loss	$(25,022,233)	$(11,877,471)	$(16,794,902)
Net loss per share	$(1.13)	$(0.54)	$(1.12)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of the beginning of fiscal 2000, nor are they necessarily indicative of the results that will be obtained in the future.

3.     GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK International, Inc. (ITK) in July 1998, the Company assumed a liability for an investment grant payable of $1,525,410 to the German government relating to construction of the ITK facility in Dortmund, Germany. The investment grant contained a provision that the grant would be forgiven if ITK retained a specified number of employees in the facility for a five-year period. Because ITK was not in compliance with the minimum employment requirements of the grant at the time of the acquisition or subsequent to the acquisition, the Company continued to reflect the grant payable as a liability and to accrue interest on the principal balance of the grant. The Company has recorded $462,962 of accrued interest through May 2002

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, the Company reversed the investment grant payable and the related accrued interest payable of $1,067,767 and $456,859, respectively. The principal portion of the forgiveness of the investment grant is recorded as a component of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     GAIN FROM FORGIVENESS OF GRANT PAYABLE (CONTINUED)

operating loss for fiscal 2002, and the reversal of the accrued interest payable is recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflects an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively. If the Company remains in the building until August 2003, these amounts will also be forgiven. However, management is presently attempting to sell this facility and therefore may not remain in this building through August 2003.

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

5.     IMPAIRMENT LOSS

In March 2000, the Company recorded a charge of $18,068,249 reflecting the write-down of the carrying value of all of the intangible assets associated with the NetBlazer technology and some of the goodwill acquired in the Company’s July 1998 purchase of ITK. The write-down resulted from the Company’s March 2000 decision to discontinue development of the NetBlazer technology when the key technical members of the NetBlazer technology team elected to leave the Company and the Company concluded that it would not be able to successfully develop a competitive product from the technology. Accordingly, the Company determined that future undiscounted cash flows from the acquired ITK assets would be substantially reduced and, therefore, the carrying value of the acquired ITK assets would be impaired.

The Company utilized a discounted cash flows valuation method as described in Statement of Financial Accounting Standards Board No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121), to measure the March 2000 adjustment to the carrying value of the acquired ITK intangible assets.

In September 2000, the Company recorded a charge of $8,078,051 reflecting a write-down of the remaining carrying value of identifiable intangible assets and goodwill associated with the ISDN technology and some of the other long-lived assets acquired in the Company’s July 1998 purchase of ITK. The write-down resulted from the Company’s September 2000 decision to discontinue all business activities in the ISDN market. The Company determined that it did not have the capability to invest at the levels necessary to achieve significant market share in the ISDN market and, therefore, discontinued development activities associated with the ISDN product lines. Accordingly, the Company determined that future undiscounted cash flows from the remaining acquired ITK intangible assets would be reduced and, therefore, the carrying value of the remaining acquired ITK intangible assets would be impaired. As a result of discontinuing business activities in the ISDN market, as well as the decision to restructure the European operations to a sales and marketing organization, the Company determined that its Dortmund, Germany facility (the Dortmund Facility), including certain furniture and fixtures, would no longer be needed to support operations. During September 2000, the Company began efforts to sell the Dortmund Facility. As a result of placing the Dortmund Facility on the commercial real estate market, the Company determined that the Dortmund Facility’s fair market value was less than its carrying value. An independent appraisal of the Dortmund Facility was completed. Based on the results of this appraisal, the Company wrote down the carrying value of the Dortmund Facility to its estimated fair market value as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     IMPAIRMENT LOSS (CONTINUED)

September 30, 2000. The carrying value of certain furniture and fixtures at the Dortmund Facility were written down to estimated fair value, given the actions taken by the Company as described above. The estimated fair value of the Dortmund Facility, including the furniture and fixtures, is $5 million and is classified as part of property, equipment and improvements on the Company’s balance sheet at September 30, 2002. The Company utilized a discounted cash flows valuation method as described in FAS 121 to measure the September 2000 adjustment to the carrying value of the remaining acquired ITK intangible assets.

The Company utilized an independent appraisal to measure the September 2000 adjustment to the carrying value of the acquired Dortmund Facility. The September 2000 adjustment to carrying value of the acquired ITK furniture and fixtures was based on the Company’s estimate of selling prices for the furniture and fixtures.

The write-down of the carrying value of the long-lived assets, as described in the previous paragraphs, consists of the following:

	Identifiable	Identifiable
	Intangible Assets	Intangible Assets
	and Goodwill	and Goodwill
	Associated with	Associated with		Total
Asset	the NetBlazer	the ISDN	Other Long	Impairment
Description	Technology	Technology	Lived Assets	Loss

Current technology	$10,491,837	$2,241,167		$12,733,004
Assembled workforce	252,646	670,484		923,130
Goodwill	7,323,766	2,852,737		10,176,503
Building — Dortmund facility			$1,955,366	1,955,366
Furniture and fixtures			358,297	358,297

Totals	$18,068,249	$5,764,388	$2,313,663	$26,146,300

The Company recognized $5,327,981 of tax benefits as a result of the elimination of the deferred tax liabilities associated with the identifiable intangible assets of ITK’s NetBlazer and ISDN technologies, which were written off as described above.

6.     RESTRUCTURING

In September 2002, the Company implemented two restructuring plans, resulting in workforce reductions of 88 employees worldwide. The Company recorded a charge of $1,646,386, consisting of $1,386,042 for severance and terminations costs related to the elimination of 24 positions in Minnetonka, Minnesota, 4 positions in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     RESTRUCTURING (CONTINUED)

Dortmund, Germany, and 19 positions in France. The charge also consisted of $72,000 related to the closure of the Les Lucs office for lease cancellation and office closing expenses, $29,448 of cancellation fees for automobile leases in Dortmund, Germany, and $158,896 related to legal and professional fees in Dortmund, Germany and Les Lucs, France. A second restructuring charge of $1,049,595 was recorded for the Net Silicon operations and included $764,317 for severance and terminations costs related to the elimination of 34 positions in Waltham, Massachusetts, 1 in Tokyo, Japan, 1 in Munich, Germany, and 5 in Newbury Park, California. The charge also consisted of $249,758 related to the closure of the Newbury Park, California office, the Munich, Germany office, and other office closing expenses, and $35,520 of cancellation fees related to automobile leases in Munich, Germany.

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, Minnesota and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. As of September 30, 2002, all of these costs have been paid.

In September 2000, the Company’s Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company’s corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company’s office in Bagshot, England. The charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and two positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, and maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. As of March 31, 2001, the Company had paid $1,079,321 of severance and termination costs relating to the elimination of 69 positions. Change in estimate adjustments related to the severance component of the restructuring accrual totaling $173,210 were recorded in the quarter ended March 31, 2001 because the Company made a decision to retain six employees who had previously been notified that their employment would be terminated. In fiscal 2001, the Company paid $134,227 related to the closure of the Bagshot office for lease cancellation and paid $69,766 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases. Changes in estimate for severance-related legal expenses of $44,550 and cancellation fees of $12,989 were recorded as a reduction of the restructuring accrual with a corresponding increase to operating income during the year ended September 30, 2001. In fiscal 2002, the Company paid $17,929 for lease cancellation fees and contractual payments related to the closure of the Bagshot office.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     RESTRUCTURING (CONTINUED)

The Company’s restructuring activities are summarized as follows:

	Balance at			Balance at
	September 30,			September 30,
Description	2001	Provision	Payments	2002

September 2002 Digi Restructuring Plan
- Severance and termination costs		$1,386,042		$1,386,042
- Building closing / lease cancellation fees		72,000		72,000
- Cancellation fees for automobile leases		29,448		29,448
- Legal and Professional Fees		158,896		158,896

Subtotal		1,646,386	—	1,646,386

September 2002 NetSilicon Restructuring Plan
- Severance and termination costs		$764,317	$(103,779)	$660,538
- Building closing/lease cancellation fees		249,758	(88,382)	161,376
- Cancellation fees for automobile leases		35,520		35,520

Subtotal		1,049,595	(192,161)	857,434

September 2001 Restructuring Plan:
- Severance and termination costs	$1,351,870		$(1,351,870)	$—

Subtotal	1,351,870	—	(1,351,870)	—

September 2000 European Restructuring Plan:
- Other lease cancellation fees and contractual payments	$17,929		$(17,929)	—

Subtotal	17,929	—	(17,929)	—

Totals	$1,369,799	$2,695,981	$(1,561,960)	$2,503,820

7.     SEGMENT INFORMATION AND MAJOR CUSTOMERS

Prior to the acquisition of NetSilicon, as described in Note 2, the Company operated in a single reportable business segment. With the acquisition of NetSilicon, the Company now operates in two reportable segments. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), defines an operating segment as a component of an enterprise that a) engages in business activities from which it may earn revenues and incur expenses, b) whose operating results are regularly reviewed by the enterprises’ chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and c) for which discrete financial information is available. The Company records sales and the related cost of goods sold by location; however, discrete financial information is not available by location, with the exception of Inside Out Networks and NetSilicon. SFAS 131 provides that operating segments may be aggregated if they have similar economic characteristics and meet defined criteria related to nature of products and services, nature of the production processes, type or classes of customer, and methods used to distribute products or provide services. The Company has determined that Inside Out Networks can be aggregated with all other locations of the Company, excluding NetSilicon, to embody the Connectivity Solutions reporting segment. NetSilicon is a separate operating and reporting segment, Embedded Networking Solutions.

The reportable segments in which the Company operates include the following:

Connectivity Solutions — Connectivity solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primarily product lines include multi-port serial adaptors, device servers, terminal servers, and Universal Serial Bus (USB) connectivity. As described above,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

this reporting segment is comprised of two operating segments. The operating segments include the Universal Serial Bus products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other locations of the Company, excluding NetSilicon. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka, Minnesota; Austin, Texas; Torrance, California (Inside Out Networks); Les Lucs, France (INXTECH); Dortmund, Germany and the Company’s Connectivity Solutions segment formerly had operating facilities in Sunnyvale, California. The Company no longer occupies the Sunnyvale, California facility as a result of the March 25, 2002 sale of the assets of MiLAN.

Embedded Networking Solutions – Embedded Networking Solutions are integrated hardware and software solutions for manufacturers who want to build network-ready products. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include integrated semiconductor and controller products. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The operations of NetSilicon comprise this segment. NetSilicon is located in Waltham, Massachusetts.

Summary financial data by business segment is presented below for the year ended September 30, 2002:

(In thousands)

		Embedded
	Connectivity	Networking
	Solutions	Solutions	Total

Net sales	$86,790	$14,746	$101,536
Operating loss	(8,779)	(11,935)	(20,714)
Total assets	$114,858	$65,970	$180,828

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating (loss) income to consolidated (loss) income before income taxes and cumulative effect of accounting change for the years ended September 30 is as follows:

(In thousands)	2002	2001	2000

Operating (loss) income — Connectivity Solutions	$(8,779)	$(2,212)	$(31,831)
Operating loss — Embedded Networking Solutions	(11,935)	—

	(20,714)	(2,212)	(31,831)
Other income, net	1,255	2,396	10,668

Consolidated (loss) income before income taxes and cumulative effect of accounting change	$(19,459)	$184	$(21,163)

The operations of the Company are primarily conducted in the United States, the Company’s country of domicile. The data in the tables below are determined by reference to the location of the Company’s operations in the United States, Japan and Europe for the years ended September 30:

Revenue derived by geographic location:

	Year Ended September 30,

	2002	2001	2000

United States	$78,953,661	$111,832,491	$114,066,232
Japan	2,662,527	—	—
Europe	19,919,759	18,572,254	18,458,398

	$101,535,947	$130,404,745	$132,524,630

Net long-lived assets by geographic location:

	Year Ended September 30,

	2002	2001	2000

United States	$83,790,247	$36,698,844	$35,232,754
Foreign	9,435,035	7,516,701	5,573,374

Total net long-lived assets	$93,225,282	$44,215,545	$40,806,128

The Company’s foreign export sales, primarily to Europe, comprised 31.4%, 33.0%, and 34.8% of net sales for the years ended September 30, 2002, 2001 and 2000, respectively.

During fiscal 2002, one customer accounted for 14.0% of net sales and 10.1% of the trade accounts receivable as of September 30, 2002, while another accounted for 13.8% of net sales and 31.7% of the trade accounts receivable as of September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

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

8.     INVESTMENT IN AETHERWORKS CORPORATION

In May 1998, the Company exchanged its previously purchased $13,796,525 of convertible notes from AetherWorks Corporation, a development stage company engaged in the development of wireless and dial-up remote access technology, for a non-interest bearing $8,000,000 non-convertible note. As a part of the exchange, the Company relinquished its rights to any future technology or claims on any of AetherWorks’ intellectual properties. In exchange, the Company was released from all of its guarantees of certain lease obligations of AetherWorks.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     SELECTED BALANCE SHEET DATA

	2002	2001

Accounts receivable, net:
Trade accounts receivable	$11,767,428	$17,621,225
Less allowance for doubtful accounts	1,249,396	1,460,082

	$10,518,032	$16,161,143

Inventories, net:
Raw materials	$9,579,271	$11,480,340
Work in process	353,470	664,055
Finished goods	2,558,026	4,647,456

	$12,490,767	$16,791,851

Property, equipment and improvements, net:
Land	$2,248,735	$2,219,683
Buildings	18,463,033	17,948,937
Improvements	1,513,806	1,566,183
Equipment	18,044,146	20,549,526
Purchased software	10,177,939	9,537,120
Furniture and fixtures	1,086,213	1,537,239

	51,533,872	53,358,688
Less accumulated depreciation and amortization	29,994,885	30,681,533

	$21,538,987	$22,677,155

Goodwill, net:
Goodwill	$52,691,738	$18,837,074
Less accumulated amortization	6,856,107	8,315,917

	$45,835,631	$10,521,157

Identifiable intangible assets, net:
Purchased technology	$30,849,851	$17,023,070
License agreements	2,440,000	40,000
Assembled workforce	1,130,000	1,130,000
Acquired patents	1,300,000	—
Customer maintenance contracts	700,000	—
Customer relationships	2,200,000	—
Capitalized patent and trademark costs	846,975	689,464

	39,466,826	18,882,534
Less accumulated amortization	13,616,162	7,865,301

	$25,850,664	$11,017,233

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.     BORROWINGS UNDER LINE OF CREDIT AGREEMENT

The Company maintains a line of credit in Europe with Deutsche Bank. Available borrowing is determined by the amount maintained as collateral at a New York Deutsche Bank account, and was $2.0 million at September 30, 2002. This collateral is included in marketable securities at September 30, 2002. There was no outstanding balance on the line of credit as of September 30, 2002. The Company had borrowed $938,400 under this credit line at an interest rate of 7.98% at September 30, 2001.

11.     LONG-TERM DEBT

Long-term debt consists of the following at September 30,

	2002	2001

5.25% fixed rate long-term collateralized note	$1,326,499	$1,326,178
5.20% fixed rate long-term collateralized note	960,568	956,340
6.25% fixed rate long-term collateralized note	3,091,064	3,111,744
6.00% fixed rate long-term uncollateralized notes	501,680	1,689,120

	5,879,811	7,083,382
Less current portion	891,220	1,584,156

	$4,988,591	$5,499,226

Maturities of long-term debt are as follows as of September 30, 2002:

FISCAL
YEAR	AMOUNT

2003	$891,220
2004	389,540
2005	389,540
2006	389,540
2007	389,540
Thereafter	3,430,431

Total	$5,879,811

The 5.25% fixed rate long-term note is due on March 30, 2017, and is payable in semi-annual principal installments beginning September 2000. The 5.20% fixed rate long-term note is due on December 30, 2017, and is payable in semi-annual principal installments beginning June 2001. The 6.25% fixed rate long-term note is due on September 30, 2016, and is payable in semi-annual principal installments beginning March 2000. Interest on the notes is payable on a quarterly basis. These notes are collateralized by land, buildings and equipment with a carrying value of $5,037,572 on September 30, 2002. The 6.0% fixed rate long-term uncollateralized notes in the amount of $501,680 are due on September 15, 2003. Interest is payable on a quarterly basis for the 2003 notes.

All of the long-term debt was incurred in connection with the construction of the Dortmund Facility acquired in the ITK purchase. (See Note 3 to the Company’s Consolidated Financial Statements.) The Company is attempting to sell the Dortmund facility and the sale proceeds will be used to pay off the debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     INCOME TAXES

The components of the provision (benefit) for income taxes before cumulative effect of accounting change for the years ended September 30 is as follows:

	2002	2001	2000

Currently payable:
Federal	$(5,565,876)	$1,859,018	$667,992
State	(972,904)	405,680	228,288
Deferred	(135,804)	(2,198,879)	(5,234,720)

	$(6,674,584)	$65,819	$(4,338,440)

The net deferred tax asset at September 30 consists of the following:

	2002	2001

Uncollectible accounts and other reserves	$1,653,030	$1,687,335
Inventories	950,584	1,659,604
Compensation costs	607,865	498,420
Net operating loss carryforwards	9,126,964	2,738,658
Intangible assets	(9,898,103)	(4,143,334)

Net deferred tax asset	$2,440,340	$2,440,683

The net deferred tax asset consists of the following at September 30:

	2002	2001

Current deferred tax asset	$3,460,016	$3,845,359
Net non-current deferred tax liability	(1,019,676)	(1,404,676)

	$2,440,340	$2,440,683

As of September 30, 2002, the Company had domestic federal net operating loss carryforwards and tax credit carryforwards of approximately $23.0 million and $0.7 million, respectively, which expire at various dates through 2022. Federal domestic net operating loss carryforwards were $8.0 million as of September 30, 2001. The increase in domestic federal net operating loss and tax credit carryforwards is a result of the acquisition of $15.1 million in federal net operating loss and $0.7 million of tax credit carryforwards generated by NetSilicon prior to the acquisition.

The Company is required to assess the realizability of the deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     INCOME TAXES (CONTINUED)

Although realization of the associated deferred tax assets is not assured, the Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2002. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at that time.

The Company also has foreign net operating loss carryforwards of approximately $8,039,000. These net operating loss carryforwards can only be used to offset foreign-source income generated at foreign locations. Due to the uncertainties of realizing future foreign source income, the Company has provided for a full valuation allowance related to the foreign net operating loss carryforwards.

The reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate before cumulative effect of an accounting change for the years ended September 30, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Statutory income tax rate	(34.0)%	34.0%	(34.0)%
Increase (reduction) resulting from:
State taxes, net of federal benefits	(3.3)	145.2	(0.7)
Utilization of tax credits	(2.6)	(162.7)	(1.9)
AetherWorks Corporation recovery			(12.9)
Impairment loss, net of deferred taxes			13.1
Non-deductible intangible amortization	2.3	322.9	3.8
Foreign operations	(5.4)	(211.1)	6.8
Non-deductible loss on the sale of MiLAN	3.5
Non-deductible NetSilicon acquisition costs	6.1
Other	(0.9)	(92.6)	5.3

	(34.3)%	35.7%	(20.5)%

13.     STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

The Company’s stock option plan (the Stock Option Plan) provides for the issuance of nonstatutory stock options (NSOs) and incentive stock options (ISOs) to key employees and nonemployee board members holding less than 5% of the outstanding shares of the Company’s common stock. The Company’s Non-Officer Stock Option Plan (the Non-Officer Plan) , provides for the issuance of NSOs to key employees who are not officers or directors of the Company. The Company’s 2000 Omnibus Stock Plan (the Omnibus Plan) and, together with the Stock Option Plan and the Non-Officer Plan, the Plans provides for the issuance of stock-based incentives, including ISOs and NSOs, to employees and others who provide services to the Company, including consultants, advisers and directors. Options granted under the plans will expire if unexercised after ten years from the date of grant. Options granted under the plans generally vest over a four year service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

The exercise price for ISOs and non-employee directors options granted under the Stock Option Plan or the Omnibus Plan is set at the fair market value of the Company’s common stock on the date of grant. The exercise price for nonstatutory options granted under the Plans is set by the Compensation Committee of the Board of Directors. The authority to grant options under the Plans and set other terms and conditions rests with the Compensation Committee. The Stock Option Plan terminates in 2006 and the Omnibus Plan terminates in 2010. The Non-Officer Plan does not have a designated termination date.

The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2002, 2001 or 2000. Income tax withholding is limited to the employer’s minimum statutory withholding rate.

In connection with the acquisition of NetSilicon, the Company assumed options to purchase shares of common stock of NetSilicon under the NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan, the NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan and the NetSilicon, Inc. 2001 Stock Option and Incentive Plan(the Assumed Plans), which options became exercisable for shares of the Company’s common stock. The Company cannot grant additional awards under these plans.

Stock options and common shares reserved for grant under the Plans and Assumed Plans are as follows:

			Weighted
			Average
	Available For	Options	Price Per
	Grant	Outstanding	Share

Balances, September 30, 1999	1,095,472	2,103,710	$11.50
Additional shares approved for grant	500,000
Granted	(1,158,450)	1,158,450	9.42
Exercised		(129,952)	7.44
Cancelled	525,995	(529,498)	10.16

Balances, September 30, 2000	963,017	2,602,710	$11.05
Additional shares approved for grant	2,250,000
Granted	(1,607,214)	1,607,214	5.96
Exercised		(102,657)	7.57
Cancelled	298,796	(298,796)	10.80

Balances, September 30, 2001	1,904,599	3,808,471	$9.02
Additional shares approved for grant	2,687,528
Granted	(525,654)	525,654	5.33
Digi options issued in connection with the NetSilicon acquisition	(2,687,528)	2,687,528	9.88
Exercised		(8,309)	4.97
Cancelled	861,448	(861,448)	8.41

Balances, September 30, 2002	2,240,393	6,151,896	$9.17

Exercisable at September 30, 2000		1,066,579	$12.82
Exercisable at September 30, 2001		1,893,484	$10.36
Exercisable at September 30, 2002		4,314,747	$9.98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

Commencing April 1996, the Company sponsored an Employee Stock Purchase Plan (the Purchase Plan) that covers all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $673,053, $560,562 and $580,855 in the fiscal years ended 2002, 2001 and 2000, respectively. Pursuant to the Purchase Plan, 169,671, 100,582 and 75,149 shares were issued to employees during the fiscal years ended 2002, 2001 and 2000, respectively. On December 14, 2001, the Board of Directors approved an amendment to the Purchase Plan, which was later approved by stockholders, to increase the number of shares of common stock of the Company that are reserved for future purchase under the Purchase Plan by 750,000 shares. As of September 30, 2002, 708,481 shares are available for future issuances under the Purchase Plan.

14.     STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Such compensation costs, if any, are amortized on a straight-line basis over the option vesting schedule.

Had the Company used the fair-value-based method of accounting for its stock options granted in 2002, 2001 and 2000, and charged operations over the option vesting periods based on the fair value of options on the date of grant, net loss and net loss per common share would have been changed to the following pro forma amounts:

	2002	2001	2000

Net loss:
As reported	$(12,784,846)	$(1,783,304)	$(16,824,680)
Pro forma	$(17,896,131)	$(4,668,100)	$(20,981,166)
Net loss per share — basic:
As reported	$(0.65)	$(0.12)	$(1.12)
Pro forma	$(0.91)	$(0.31)	$(1.39)
Net loss per share — assuming dilution:
As reported	$(0.65)	$(0.12)	$(1.12)
Pro forma	$(0.91)	$(0.31)	$(1.39)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.     STOCK-BASED COMPENSATION (CONTINUED)

The weighted average fair value of options granted and assumed in fiscal years 2002, 2001 and 2000 was $3.26, $3.45 and $5.38, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Assumptions:	2002	2001	2000

Risk free interest rate	3.16%	3.50%	5.875%
Expected option holding period	4 years	4 years	4 years
Expected volatility	75%	75%	50%
Expected dividend yield	0	0	0

At September 30, 2002, the weighted average exercise price and remaining life of the stock options are as follows:

Options Outstanding				Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Options	Contractual Life	Average	Options	Average
Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price

$2.19 - $4.99	150,812	9.1	$3.10	56,887	$4.42
$5.00 - $5.99	1,618,219	8.5	$5.39	915,890	$5.24
$6.00 - $6.99	593,419	8.0	$6.44	397,789	$6.42
$7.00 - $7.99	899,054	7.9	$7.36	510,036	$7.37
$8.00 - $9.99	367,686	5.9	$8.48	303,469	$8.39
$10.00 - $10.99	1,585,473	7.0	$10.74	1,410,376	$10.74
$11.00 - $14.99	533,608	6.4	$12.68	320,825	$13.10
$15.00 - $29.25	403,625	4.6	$24.51	399,475	$24.55

$2.19 - $29.25	6,151,896	7.4	$9.17	4,314,747	$9.98

15.     SHARE RIGHTS PLAN

The Company has adopted a share rights plan. Under the plan, the Company distributed as a dividend one right for each share of the Company’s common stock outstanding on June 30, 1998. Each right entitles its holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $115, subject to adjustment. The rights are exercisable only if certain ownership considerations are met. The Company will be entitled to redeem the rights prior to the rights becoming exercisable.

16.     COMMITMENTS

The Company has entered into various operating lease agreements for office space and equipment, the last of which expires in fiscal 2013. These leases generally require the Company to pay a pro-rata share of the lessor’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.     COMMITMENTS (CONTINUED)

operating expenses. Below is a schedule of future minimum commitments under noncancellable operating leases:

FISCAL
YEAR	AMOUNT

2003	$1,385,000
2004	986,000
2005	772,000
2006	512,000
2007	481,000
Thereafter	64,000

Total	$4,200,000

Total rental expense for all operating leases, including a pro-rata share of lessor operating expenses, for the years ended September 30, 2002, 2001 and 2000 was $1,647,000, $1,525,000 and $1,967,000, respectively.

17.     EMPLOYEE BENEFIT PLANS

The Company currently has two savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute pre-tax earnings, not to exceed amounts allowed under the Code.

The Digi International plan allows employees to contribute up to 20% of their pre-tax earnings (not to exceed amounts allowed under the Code). The Company provides a match of 100% on the first 3% of employee contributions and 50% on any additional employee contributions up to 5%. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors. The Company provided matching contributions of $607,184, $579,000 and $508,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

The NetSilicon plan allows employees to contribute up to 15% of their pre-tax earnings (not to exceed amounts allowed under the Code). The Company may, at the discretion of the Board of Directors, provide an employee match or other contributions to the plan. No matching funds were provided for the fiscal year ended September 30, 2002.

18.     CONTINGENCIES

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation,” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers and directors, certain underwriters involved in NetSilicon’s initial public

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.     CONTINGENCIES (CONTINUED)

offering (“IPO”), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriter’s conduct. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. The action seeks damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over 300 other publicly traded companies in connection with the underwriting of their IPOs. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. On July 15, 2002, the Company, along with the other 300-plus publicly-traded companies that have been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. The Court heard oral argument on this motion on November 1, 2002. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. However, the Company maintains liability insurance for such matters and the Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amounts. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on the business, results of operations or financial condition of the Company.

In the normal course of business, the Company is subject to various claims and litigation, including patent and intellectual property claims. Management of the Company expects that these various litigation items will not have a material adverse effect on the results of operations or financial position of the Company.

19.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The Company recorded a cumulative effect charge of $1,901,853, net of an income tax benefit of $1,055,928, related to this accounting change. Upon adoption of SAB 101, the Company changed its revenue recognition policy with regard to certain product sales. The Company’s previous policy stated that revenue is recognized upon shipment of products to customers. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the guidance contained in SAB 101. The effect of this change in revenue recognition policy, as of October 1, 2000, has been reported as the cumulative effect of an accounting change in the first quarter of fiscal 2001. Previously reported fiscal 2001 quarters have been restated to reflect the change. The effect of the change in revenue recognition policy resulted in an increase in revenues of $6.3 million for fiscal 2001. This change did not have a significant effect on 2001 net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE (CONTINUED)

The following table presents the estimated consolidated results of operations of the Company on an unaudited pro forma basis if SAB 101 guidance had been effective in fiscal 2000.

2000

Net sales	$135,411,197
Net loss	$(15,828,728)
Net loss per share	$(1.05)

20.     SUBSEQUENT EVENT

On December 13, 2002 the Company repurchased 1,162,342 shares of its common stock held by Sorrento Networks Corporation (Sorrento) for $3,603,260 (a price of $3.10 per share). Prior to the acquisition of NetSilicon by the Company, Sorrento held shares in NetSilicon. All of the shares of the Company’s common stock that Sorrento holds were acquired by Sorrento in the NetSilicon acquisition.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

September 30, 2002
Valuation account — doubtful accounts	$1,460	$116	$327	(1)	$1,249
September 30 , 2001
Valuation account — doubtful accounts	$1,815	$1,149	$1,504	(1)	$1,460
September 30 , 2000
Valuation account — doubtful accounts	$1,761	$1,150	$1,096	(1)	$1,815
September 30 , 2002
Valuation account, inventory obsolescence	$5,708	$1,607	$4,069	(2)	$3,246
September 30 , 2001
Valuation account, inventory obsolescence	$4,074	$3,837	$2,203	(2)	$5,708
September 30 , 2000
Valuation account, inventory obsolescence	$4,539	$1,633	$2,098	(2)	$4,074

(1)	Uncollectible accounts charged against allowance net of recoveries

(2)	Scrapped inventory charged against allowance

REPORT OF MANAGEMENT

TO THE STOCKHOLDERS OF DIGI INTERNATIONAL INC.

     The Company’s management is responsible for the integrity, objectivity and consistency of the financial information presented in this Annual Report on Form 10-K. The consolidated financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America and were based on informed judgments and management’s best estimates as required. Financial information elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

     The Company maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded, transactions are properly executed in accordance with management’s authorization, and accounting records may be relied upon for the preparation of financial statements and other financial information. The system is monitored by direct management review.

     The Company’s consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America. As part of their audits of the Company’s consolidated financial statements, these independent accountants considered the Company’s internal controls to the extent they deemed necessary to determine the nature, timing and extent of their audit tests.

     The Audit Committee of the Board of Directors is composed entirely of non-employee directors and is responsible for monitoring and overseeing the quality of the Company’s accounting and reporting policies, internal controls and other matters deemed appropriate. The independent certified public accountants have free access to the Audit Committee without management present.

/s/ Joseph T. Dunsmore

Joseph T. Dunsmore
Chairman, President and
Chief Executive Officer

/s/ Subramanian Krishnan

Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer

December 23, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 78 present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries (the Company) at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 78 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 16, 2002

QUARTERLY FINANCIAL DATA (UNAUDITED)

In thousands except per share amounts	Quarter ended

	Dec. 31	Mar. 31	June 30	Sept. 30

2002
Net sales	$25,150	$25,193	$26,110	$25,083
Gross margin	13,450	13,174	14,882	14,018
Restructuring	—	—	—	2,696
In-process research & development	—	3,100	—	—
Loss on sale of MiLAN		3,617	—	—
Net loss	(506)	(7,335)	(588)	(4,356)
Net loss per share — basic	(0.03)	(0.39)	(0.03)	(0.20)
Net loss per share — assuming dilution	(0.03)	(0.39)	(0.03)	(0.20)
2001
Net sales	$34,958	$32,065	$31,081	$32,300
Gross margin	18,434	16,692	16,163	12,923
Restructuring	(182)	(48)	—	1,351
Income (loss) before income taxes and cumulative effect of accounting change	2,981	581	705	(4,083)
Cumulative effect of accounting change (net of income tax benefit of $1,056)	(1,902)	—	—	—
Net (loss) income	(411)	320	366	(2,058)
Net income (loss) per share, before cumulative effect of accounting change — basic	0.10	0.02	0.02	(0.13)
- assuming dilution	0.10	0.02	0.02	(0.13)
Net loss per share, cumulative effect of accounting change — basic	(0.13)	—	—	—
- assuming dilution	(0.13)	—	—	—
Net (loss) income per share — basic	(0.03)	0.02	0.02	(0.13)
Net (loss) income per share — assuming dilution	(0.03)	0.02	0.02	(0.13)
2000
Net sales	$40,140	$25,800	$32,354	$34,231
Gross margin	22,175	12,273	17,175	18,030
Impairment loss		18,068		8,078
Restructuring		(138)	(12)	1,532
Net income (loss)	1,018	(13,282)	2,513	(7,074)
Net income (loss) per share — basic	0.07	(0.88)	0.17	(0.47)
Net income (loss) per share — assuming dilution	0.07	(0.88)	0.17	(0.47)

The summation of quarterly net income per share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

Previously reported fiscal 2001 quarterly information included above has been restated to reflect the change in revenue recognition policy as described in Note 19 to the consolidated financial statements. The following table summarizes previously reported fiscal 2001 quarters.

QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

2001	Dec. 31	Mar. 31	June 30

Net sales	$34,443	$33,038	$30,155
Gross margin	18,161	17,198	15,681
Restructuring	(182)	(48)	—
Net income	1,364	555	139
Net income per share — basic	0.09	0.04	0.01
Net income per share — assuming dilution	0.09	0.04	0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position

Joseph T. Dunsmore	44	Chairman, President and Chief Executive Officer
Subramanian Krishnan	48	Senior Vice President, Chief Financial Officer and Treasurer
Bruce Berger	42	Senior Vice President and General Manager of NetSilicon
Cornelius “Pete” Peterson	66	Director, Senior Vice President of Business Development

Joe Dunsmore joined the Company in October 1999 as President and Chief Executive Officer and a member of the Board of Directors and was elected Chairman of the Board in May 2000. Prior to joining the company, Mr. Dunsmore was Vice President of Access for Lucent Technologies, Inc., a telecommunications company now known as Agere Systems Inc., since June 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation since May 1983.

Mr. Krishnan was named Senior Vice President, Chief Financial Officer and Treasurer on February 1, 1999, prior to which he served as the Company’s Vice President of Finance since January 11, 1999. Prior to joining the Company, he served as a principal with LAWCO Financial, an investment banking firm in Minneapolis, Minnesota from January 1997 to January 1999. Prior to LAWCO, he served for 13 years with the Valspar Corporation as the Director of Corporate Financial Planning and Reporting and Taxes and was primarily responsible for mergers, acquisitions and joint ventures.

Mr. Berger joined Digi as Vice President and Managing Director of European and Asian Operations in May 2000. He was named Senior Vice President and General Manager of NetSilicon, Inc. in February 2002, when the Company acquired NetSilicon. Prior to joining the Company he served as Vice President and General Manager, Business Development at TeCom Incorporated where he was responsible for development of TeCom’s original business plan, development and implementation of the strategic plan and management of aspects of the business. Prior to TeCom his tenure included 11 years with AT&T Paradyne Corporation in a variety of product management positions, international sales and marketing and business development experience. At AT&T Paradyne, Mr. Berger was responsible for international sales and channel development in Europe, Canada, Latin America, the Far East and Australia.

Mr. Peterson joined Digi as Senior Vice President of Business Development and as a member of the Board of Directors as a part of Digi’s acquisition of NetSilicon in February 2002. At NetSilicon he was the CEO and has transitioned NetSilicon through many stages of growth and product technology from 1984 to the Digi acquisition.

PART III

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2002 for compensation plans under which equity securities may be issued.

	(a)	(b)	(c)

			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
Plan Category	Rights	Warrants and Rights	Column (a))

Equity Compensation Plans Approved by Security Holders	2,107,602	$10.09	1,682,734 (1)
Equity Compensation Plans Not Approved by Security Holders(2)	1,530,623	$6.32	1,092,283
Total	3,638,225	$8.50	2,066,536

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 224,253 shares under the Company’s Stock Option Plan, 750,000 shares under the Company’s 2000 Omnibus Stock Plan and 708,481 shares under the Company’s Employee Stock Purchase Plan.

(2)	The table does not include information for equity compensation plans assumed by the Company pursuant to the acquisition of NetSilicon, Inc. by the Company in February 2002. Pursuant to the Agreement and Plan of Merger, the Company assumed options to purchase 4,134,658 shares of common stock of NetSilicon granted under three different plans, which became exercisable for an aggregate of 2,687,528 shares of common stock of the Company. All of the options assumed by the Company remain subject to the assumed plans until the options are exercised or expire. The weighted average exercise price of those outstanding options is $9.88. The Company cannot grant additional awards under these assumed plans.

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

Digi International Inc. Non-Officer Stock Option Plan

In April 1998, the Board adopted the Digi International Inc. Non-Officer Stock Option Plan (the “Non-Officer Plan”). The Non-Officer Plan has not been approved by the stockholders of the Company.

Plan Administration. The Non-Officer Plan is administered by a committee of two or more members of the Board (the “Committee”). The Committee may delegate all or any part of its authority to a one person committee consisting of the Chief Executive Officer of the Company for purposes of granting awards.

Shares Subject to the Non-Officer Plan. As of September 30, 2002, 1,530,623 shares of the Company’s common stock were subject to outstanding awards granted and 1,092,283 shares remained available for future award grants under the Non-Officer Plan. If any award granted pursuant to the Non-Officer Plan expires or terminates without being exercised in full, the unexercised shares released from such award will again become available for issuance under the Non-Officer Plan. The Committee, in its sole discretion, may adjust the number of shares and the purchase price per share to give effect to adjustments made in the number of outstanding common stock of the Company pursuant to mergers, consolidations, splits, combinations, or other changes in capitalization as described in the Non-Officer Plan.

PART III

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)

Eligibility. All employees of the Company and its subsidiaries who are not also officers or directors of the Company, and consultants to the Company or its subsidiaries, are eligible to receive awards under the Non-Officer Plan.

Incentive and Non-Statutory Stock Options. Both incentive stock options and non-statutory stock options may be granted under the terms of the Non-Officer Plan. However, since the Non-Officer Plan has not been approved by the Company’s stockholders, under the Internal Revenue Code of 1986, as amended, incentive stock options may not be granted under the Non-Officer Plan. The exercise price of an option is determined by the Committee. The exercise price may not be less than 50% of the fair market value, as defined in the Non-Officer Plan, of the Company’s common stock on the date the option is granted. Stock options may be granted and exercised at such times as the Committee may determine, provided that the term shall not exceed ten years from the date of grant. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, bank draft or money order, by delivery of shares of Company common stock having a fair market value on the date the option is exercised equal to all or any part of the option price of the stock being purchased or any combination of the above.

Transferability and Termination of Options. The recipient may transfer options granted under the Non-Officer Plan to members of his or her immediate family under certain circumstances. Other than such transfers to family members, no option shall be assignable or transferable by the recipient other than by will or the laws of descent and distribution. If a recipient’s employment or other relationship with the Company or its affiliates is terminated for any reason other than death or disability, then any unexercised portion of such recipient’s award will generally be forfeited, except as provided in the Non-Officer Plan or such recipient’s agreement or by the Committee. Upon death or disability, any unexercised portion of such recipient’s award will automatically vest. Upon a change in control as described in the Non-Officer Plan, the Committee shall declare all outstanding options cancelled at the time of the change in control in exchange for cash in the amount described in the Non-Officer Plan unless appropriate provisions have been made for the protection of the outstanding options by the substitution of such options for options to purchase appropriate stock of the surviving entity in the change in control.

Adjustments, Modifications, Termination. The Non-Officer Plan gives the Board the right to amend, suspend or discontinue the Non-Officer Plan. Amendments to the Non-Officer Plan are subject to stockholder approval, however, if needed to comply with applicable laws or regulations. The Committee may generally also alter or amend any agreement covering an award granted under the Non-Officer Plan to the extent permitted by law. The Committee may grant awards under the Non-Officer Plan until December 1, 2006.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were

PART III

ITEM 14. CONTROLS AND PROCEDURES (CONTINUED)

there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Consolidated Financial Statements and Schedules of the Company

1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2002, 2001 and 2000

Consolidated Balance Sheets as of September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Accountants

     (b)  Reports on Form 8-K

There were no reports on Form 8-K during the quarter ended September 30, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     (c)  Exhibits

Exhibit
Number	Description

2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001(1)
2(b)	Asset Purchase Agreement, dated as of March 21, 2002, by and between the Company and Communications Systems, Inc.(2)
2(c)	Amendment No. 1 to Asset Purchase Agreement, dated as of March 25, 2002, by and between the Company and Communications Systems, Inc.(3)
3(a)	Restated Certificate of Incorporation of the Company(4)
3(b)	Amended and Restated By-Laws of the Company (as amended through December 1, 2001)(5)
4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent(6)
4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent(7)
10(a)	Stock Option Plan of the Company(8)
10(b)	Form of indemnification agreement with directors and officers of the Company(9)
10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999*(10)
10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001*(11)
10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated October 24, 1999*(12)
10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000*(13)
10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001*(14)
10(f)	Employee Stock Purchase Plan, as amended, of the Company(15)
10(g)	2000 Omnibus Stock Plan of the Company(16)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     (c)  Exhibits (continued)

Exhibit
Number	Description

10(h)	Second Amended and Restated Employment Agreement dated as of October 30, 2001 between NetSilicon, Inc. and Cornelius Peterson, VIII*(17)
10(i)	Digi International Inc. Non-Officer Stock Option Plan, as amended(18)
10(j)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan(19)
10(k)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan(20)
10(l)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan(21)
13	2002 Letter to Stockholders
21	Subsidiaries of the Company
23	Consent of Independent Accountants
24	Powers of Attorney
99	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972).

(3)	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972).

(4)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(5)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(6)	Incorporated by reference of Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).

(7)	Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

(8)	Incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1998 (File no. 0-17972).

(9)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).

(10)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(11)	Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(12)	Incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended September 30, 1999 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2000 (File no. 0-17972).

(14)	Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on January, 23, 2002 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on January 24, 2000 (File no. 0-17972).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(17)	Incorporated by reference to Exhibit 10(j) to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File no. 0-17972).

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82674).

(19)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(20)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

(21)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.

December 23, 2002	By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 23, 2002	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore President, Chief Executive Officer, and Chairman (Principal Executive Officer)

December 23, 2002	/s/ Subramanian Krishnan
Subramanian Krishnan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

JOSEPH T. DUNSMORE
KENNETH E. MILLARD
MYKOLA MOROZ	A majority of the Board of Directors*
CORNELIUS PETERSON, VIII
MICHAEL SEEDMAN
BRADLEY J. WILLIAMS

*Subramanian Krishnan, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

December 23, 2002	/s/ Subramanian Krishnan
Subramanian Krishnan Attorney-in-fact

CERTIFICATIONS

I, Joseph T. Dunsmore, certify that:

1.	I have reviewed this annual report on Form 10-K of Digi International Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore President, Chief Executive Officer, and Chairman

CERTIFICATIONS (CONTINUED)

I, Subramanian Krishnan, certify that:

1.	I have reviewed this annual report on Form 10-K of Digi International Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	/s/ Subramanian Krishnan
Subramanian Krishnan Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description	Page

2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001	Incorporated by Reference
2(b)	Asset Purchase Agreement, dated as of March 21, 2002, by and between the Company and Communications Systems, Inc.	Incorporated by Reference
2(c)	Amendment No. 1 to Asset Purchase Agreement, dated as of March 25, 2002, by and between the Company and Communications Systems, Inc	Incorporated by Reference
3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference
3(b)	Amended and Restated By-Laws of the Company (as amended through December 1, 2001)	Incorporated by Reference
4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
4(b)	Amendment dated January 26, 1999, to Shares Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
10(a)	Stock Option Plan of the Company	Incorporated by Reference
10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference
10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference
10(c)(i)	Amendment to the Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference
10(d)	Employment Agreement between the Company and Joseph T. Dunsmore, dated October 24, 1999	Incorporated by Reference
10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000	Incorporated by Reference
10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001	Incorporated by Reference
10(f)	Employee Stock Purchase Plan, as amended of the Company	Incorporated by
10(g)	2000 Omnibus Stock Plan of the Company	Incorporated by Reference
10(h)	Second Amended and Restated Employment Agreement dated as of October 30, 2001 between NetSilicon and Cornelius Peterson, VIII	Incorporated by Reference
10(i)	Digi International Inc. Non-Officer Stock Option Plan, as amended	Incorporated by Reference
10(j)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference
10(k)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference
10(l)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page

13	2002 Letter to Stockholders	Filed Electronically
21	Subsidiaries of the Company	Filed Electronically
23	Consent of Independent Accountants	Filed Electronically
24	Powers of Attorney	Filed Electronically
99	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically