Form 10-Q
period 2002-12-31
DIGI INTERNATIONAL INC
filed 2003-02-13
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002.

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

Yes  X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X   No

On February 10, 2003, there were 21,235,686 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

Net sales	$25,527,469	$25,150,182
Cost of sales	10,180,837	11,700,323

Gross margin	15,346,632	13,449,859
Operating expenses:
Sales and marketing	6,156,972	6,697,297
Research and development	4,145,209	3,725,648
General and administrative	3,726,649	4,189,272
Restructuring	(132,138)	—

Total operating expenses	13,896,692	14,612,217

Operating income (loss)	1,449,940	(1,162,358)
Other income, net	15,343	345,424

Income (loss) before income taxes and cumulative effect of accounting change	1,465,283	(816,934)
Income tax provision (benefit)	395,628	(310,435)

Income (loss) before cumulative effect of accounting change	1,069,655	(506,499)
Cumulative effect of accounting change	(43,865,972)	—

Net loss	$(42,796,317)	$(506,499)

Net (loss) income per common share, basic:
Before cumulative effect of accounting change	$0.05	$(0.03)
Cumulative effect of accounting change	(1.99)	—

	$(1.94)	$(0.03)

Net (loss) income per common share, assuming dilution:
Before cumulative effect of accounting change	$0.05	$(0.03)
Cumulative effect of accounting change	(1.99)	—

	$(1.94)	$(0.03)

Weighted average common shares, basic	22,068,349	15,369,376

Weighted average common shares, assuming dilution	22,085,535	15,369,376

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2002 AND SEPTEMBER 30, 2002

	December 31	September 30
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,392,925	$33,490,395
Marketable securities	26,035,042	24,660,746
Accounts receivable, net	9,749,097	10,518,032
Inventories, net	11,609,559	12,490,767
Other	5,885,973	5,141,439

Total current assets	81,672,596	86,301,379
Property, equipment and improvements, net	21,186,149	21,538,987
Goodwill, net	3,854,462	45,835,631
Identifiable intangible assets, net	23,970,198	25,850,664
Other	1,194,380	1,301,034

Total assets	$131,877,785	$180,827,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowing under line of credit agreements	$733,810	—
Current portion of long-term debt	919,061	$891,220
Accounts payable	5,002,427	6,591,235
Income taxes payable	4,421,889	3,154,359
Accrued expenses:
Advertising	579,537	572,562
Compensation	3,304,957	4,285,507
Other	4,683,870	4,965,374
Deferred revenue	875,175	675,730
Restructuring accruals	1,207,301	2,503,820

Total current liabilities	21,728,027	23,639,807
Long-term debt	5,329,740	4,988,591
Net deferred income taxes	25,556	1,019,676

Total liabilities	27,083,323	29,648,074

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 60,000,000 shares authorized; 23,154,081 and 23,154,081 shares issued	231,541	231,541
Additional paid-in capital	118,664,678	120,004,008
Retained earnings	4,045,394	46,841,711
Accumulated other comprehensive loss	(221,980)	(70,528)

	122,719,633	167,006,732
Unearned stock compensation	(184,947)	(327,310)
Treasury stock, at cost, 2,007,140 and 926,210 shares	(17,740,224)	(15,499,801)

Total stockholders’ equity	104,794,462	151,179,621

Total liabilities and stockholders’ equity	$131,877,785	$180,827,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

Operating activities:
Net loss	$(42,796,317)	$(506,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring	(132,138)	—
Depreciation of property and equipment	764,152	703,524
Amortization of intangibles	1,748,727	1,551,189
Goodwill impairment charge	43,865,972	—
(Benefit) provision for losses on accounts receivable	(100,000)	15,000
Provision for inventory obsolescence	466,176	225,000
Gain on sale of fixed assets	(2,988)	—
Stock compensation	30,238	—
Changes in operating assets and liabilities	(2,736,288)	4,953,625

Total adjustments	43,903,851	7,448,338

Net cash provided by operating activities	1,107,534	6,941,839

Investing activities:
Purchase of held-to-maturity marketable securities, net	(1,374,296)	(12,030,044)
Contingent purchase price payments related to business acquisitions	(2,018,157)	(1,398,577)
Proceeds from sale of fixed assets	6,447	—
Purchase of property, equipment, intangibles, and improvements	(152,729)	(105,791)

Net cash used in investing activities	(3,538,735)	(13,534,412)

Financing activities:
Borrowing (payments) under line of credit	708,540	(458,400)
Principal payments on long-term debt	(31,965)	(1,220,153)
Purchase of treasury stock	(3,603,260)	—
Stock benefit plan transactions	135,633	192,257

Net cash used in financing activities	(2,791,052)	(1,486,296)

Effect of exchange rate changes on cash and cash equivalents	124,783	154,007

Net decrease in cash and cash equivalents	(5,097,470)	(7,924,862)
Cash and cash equivalents, beginning of period	33,490,395	30,347,253

Cash and cash equivalents, end of period	$28,392,925	$22,422,391

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of December 31, 2002, and for the three months ended December 31, 2002 and 2001, reflect, in the opinion of management, all adjustments (which, other than the first quarter 2003 change in accounting principle as described in Note 3, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

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

The purchase consideration and related transaction costs include $16,315,532 in cash, Digi’s common stock with a market value of $41,732,231, and replacement stock options issued by Digi to certain NetSilicon common stock option holders with an estimated fair value of $9,105,468. The cash and Digi’s common stock were issued in exchange for all outstanding shares of NetSilicon’s common stock and Digi’s common stock options were issued in exchange for certain outstanding NetSilicon common stock options. The value of the Digi common stock was based on a per share value of approximately $6.21, calculated as the average market price of Digi’s common stock during the five business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the proposed acquisition. The value of Digi’s common stock options is based on the estimated fair value of these options, as of the date the transaction was announced, using the Black-Scholes option pricing model. Unearned compensation of $543,819 has been recorded related to the intrinsic value of the unvested replacement common stock options for which future services are required before the option holders vest in the replacement options.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of NetSilicon had occurred as of the beginning of fiscal 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     ACQUISITIONS (CONTINUED)

In the table below, pro forma adjustments relating to NetSilicon include amortization of identifiable intangible assets, but exclude the amortization of goodwill in accordance with the provisions of FAS 142 (as this acquisition occurred after June 30, 2001). The pro forma net loss for the three months ended December 31, 2001 does not include the $3,100,000 charge related to acquired in-process research and development (associated with the NetSilicon acquisition).

Three months ended
December 31, 2001

Net sales	$31,304,805
Net loss	$(4,435,445)
Net loss per share	$(0.20)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2002, nor are they necessarily indicative of the results that will be obtained in the future.

3.     GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company has adopted the provisions of FAS 142 as of October 1, 2002. However, the transition provisions of FAS 142 apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001.

In connection with the adoption of FAS 142, the Company engaged an appraiser to determine the fair value of the Company as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique, the Company recorded a goodwill impairment charge of $43.9 million in the first quarter of fiscal 2003, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the Central Data Corporation and INXTECH acquisitions. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

If FAS 142 had been in effect in fiscal 2000, results of operations for the three months ended December 31, 2002 and 2001 and for the fiscal years ended September 30, 2002, 2001 and 2000 would have been as follows (in thousands, except per share amounts):

	For the three months ended
	December 31		For the fiscal years ended September 30

	2002	2001	2002	2001	2000

Income (loss):
Income (loss) before cumulative effect of accounting change	$1,070	$(506)	$(12,785)	$119	$(16,825)
Add back: goodwill and assembled workforce amortization, net of tax	—	615	2,486	2,427	3,301

Adjusted income (loss) before cumulative effect of accounting change	$1,070	$109	$(10,299)	$2,546	$(13,524)

Basic income (loss) per common share:
Reported income (loss) before cumulative effect of accounting change	$0.05	$(0.03)	$(0.65)	$0.01	$(1.12)
Add back: goodwill and assembled workforce amortization, net of tax	—	0.04	0.13	0.16	0.22

Adjusted income (loss) before cumulative effect of accounting change	$0.05	$0.01	$(0.52)	$0.17	$(0.90)

Diluted income (loss) per common share:
Reported income (loss) before cumulative effect of accounting change	$0.05	$(0.03)	$(0.65)	$0.01	$(1.12)
Add back: goodwill and assembled workforce amortization, net of tax	—	0.04	0.13	0.16	0.22

Adjusted income (loss) before cumulative effect of accounting change	$0.05	$0.01	$(0.52)	$0.17	$(0.90)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortized intangible assets as of December 31, 2002 and September 30, 2002, are comprised of the following (in thousands):

	As of December 31, 2002

	Connectivity Solutions Segment		Device Networking Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$20,114	$(11,924)	$11,100	$(1,619)
License agreements	40	(18)	2,400	(350)
Patents and trademarks	856	(436)	1,350	(189)
Customer maintenance contracts	—	—	700	(62)
Customer relationships	—	—	2,200	(192)

Total	$21,010	$(12,378)	$17,750	$(2,412)

	As of September 30, 2002

	Connectivity Solutions Segment		Device Networking Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$19,750	$(10,902)	$11,100	$(1,156)
License agreements	40	(16)	2,400	(250)
Patents and trademarks	797	(400)	1,350	(135)
Customer maintenance contracts	—	—	700	(44)
Customer relationships	—	—	2,200	(138)
Assembled workforce	1,130	(575)	—	—

Total	$21,717	$(11,893)	$17,750	$(1,723)

Amortization expense for the three months ended December 31, 2002 and 2001 is as follows (in thousands):

	December 31, 2002		December 31, 2001

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Purchased and core technology	$1,022	$463	$899	$—
License agreements	2	100	2	—
Patents and trademarks	36	54	36	—
Customer maintenance contracts	—	17	—	—
Customer relationships	—	55	—	—
Other	—	—	—	—

Total	$1,060	$689	$937	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The changes in the carrying amount of goodwill for the three months ended December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Beginning balance, October 1	$6,842	$38,994	$10,521	$—
Assembled workforce, net of tax, reclassified to goodwill at October 1, 2002	338	—	—	—
Transition impairment loss	(5,423)	(38,443)	—	—
Amortization of goodwill prior to adoption of FAS 142	—	—	(561)	—
Other, primarily contingent purchase price payments made	1,546	—	640	—

Ending balance, December 31	$3,303	$551	$10,600	$—

The Company recorded a goodwill impairment charge of $38.5 million related to the NetSilicon reporting unit and $5.4 million related to the Digi reporting unit upon adoption of FAS 142 in the first quarter of fiscal 2003, based upon the implied fair value of goodwill as determined pursuant to FAS 142.

Amortization expense related to intangible assets amounted to $1.7 million for the three months ended December 31, 2002. Estimated amortization expense for the remainder of fiscal 2003 and the five succeeding years is as follows (in thousands):

2003 (nine months)	$4,849
2004	5,136
2005	5,068
2006	4,159
2007	2,917
2008	1,425

4.     RESTRUCTURING

In September 2002, the Company implemented two restructuring plans, resulting in workforce reductions of 88 employees worldwide. The Company recorded a charge of $1,646,386, consisting of $1,386,042 for severance and termination costs related to the elimination of 24 positions in Minnetonka, Minnesota, 4 positions in Dortmund, Germany, and 19 positions in France. The charge also consisted of $72,000 related to the closure of the Les Lucs office for lease cancellation and office closing expenses, $29,448 of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.     RESTRUCTURING (CONTINUED)

cancellation fees for automobile leases in Dortmund, Germany, and $158,896 related to legal and professional fees in Dortmund, Germany and Les Lucs, France. A second restructuring charge of $1,049,595 was recorded for the NetSilicon operations and included $764,317 for severance and termination costs related to the elimination of 34 positions in Waltham, Massachusetts, 1 in Tokyo, Japan, 1 in Munich, Germany, and 5 in Newbury Park, California. The charge also consisted of $249,758 related to the closure of the Newbury Park, California office, the Munich, Germany office, and other office closing expenses, and $35,520 of cancellation fees related to automobile leases in Munich, Germany.

During the quarter ended December 31, 2002 the Company made payments related to the Digi restructuring accrual in the amount of $596,137. The payments consisted of $576,870 in severance and termination costs, $11,288 for building closing/lease cancellation fees, $7,148 for automobile lease cancellation fees, and $831 for legal and professional fees. The Company recorded a change in estimate adjustment of $132,138 in the first quarter of fiscal 2003 that was reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The change in estimate resulted from a favorable settlement of a previously agreed to severance amount. During the quarter ended December 31, 2002, the Company made payments related to the September 2002 NetSilicon restructuring accrual in the amount of $568,244. The payments consisted of $539,084 for severance and termination costs, $28,924 for building closing/lease cancellation fees, and $236 for automobile lease cancellation fees.

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, Minnesota and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. All of these costs were paid in fiscal 2002.

The Company’s restructuring activities are summarized as follows:

	Balance at		Change in	Balance at
	September 30,		Estimate	December 31,
Description	2002	Payments	Adjustments	2002

September 2002 Digi Restructuring Plan:
- Severance and termination costs	$1,386,042	$(576,870)	$(100,503)	$708,669
- Building closing / lease cancellation fees	72,000	(11,288)		60,712
- Cancellation fees for automobile leases	29,448	(7,148)		22,300
- Legal and Professional Fees	158,896	(831)	(31,635)	126,430

Subtotal	1,646,386	(596,137)	(132,138)	918,111

September 2002 NetSilicon Restructuring Plan:
- Severance and termination costs	660,538	(539,084)		121,454
- Building closing / lease cancellation fees	161,376	(28,924)		132,452
- Cancellation fees for automobile leases	35,520	(236)		35,284

Subtotal	857,434	(568,244)	0	289,190

Totals	$2,503,820	$(1,164,381)	$(132,138)	$1,207,301

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     INVENTORIES

Inventories, net are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 2002 and September 30, 2002 consisted of the following:

	Dec. 31, 2002	Sept. 30, 2002

Raw materials	$8,907,029	$9,579,271
Work in process	449,073	353,470
Finished goods	2,253,457	2,558,026

	$11,609,559	$12,490,767

6.     SEGMENT INFORMATION

Prior to the acquisition of NetSilicon, as described in Note 2, the Company operated in a single reportable business segment. With the acquisition of NetSilicon, the Company now operates in two reportable segments. The Company has determined that Inside Out Networks can be aggregated with all other operations of the Company, excluding NetSilicon and the Device Server product line, to embody the Connectivity Solutions reporting segment. The NetSilicon operating segment and the Device Server product line comprise the Device Networking Solutions reporting segment, formerly known as Embedded Networking Solutions prior to fiscal year 2003.

In fiscal 2003, the Company changed the way it reviews results and assesses performance of its Device Server business, due to the tight integration of the Device Server and NetSilicon product lines and the business strategy that is being employed to migrate customers from box connectivity solutions to embedded networking solutions. As a result of this business strategy the Company now views Device Servers as part of the Device Networking segment, effective for the period ended December 31, 2002. Comparative fiscal 2002 results have been reclassified to reflect the current year presentation.

The reportable segments in which the Company operates include the following:

Connectivity Solutions — Connectivity solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include multi- port serial adaptors, terminal servers, and Universal Serial Bus (USB) connectivity. This reporting segment is comprised of two operating segments. The operating segments include the Universal Serial Bus products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka, Minnesota; Austin, Texas; Torrance, California (Inside Out Networks); and Dortmund, Germany.

Device Networking Solutions — Device Networking Solutions are integrated hardware and software solutions for manufacturers who want to build network-ready products. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated semiconductor and controller products. In addition, the Company licenses software products that

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     SEGMENT INFORMATION (CONTINUED)

are embedded into electronic devices to enable Internet and Web-based communications. The operations of NetSilicon and the Device Server product line comprise this segment. NetSilicon is located in Waltham, Massachusetts.

Summary financial data by business segment is presented below for the three months ended December 31, 2002 and 2001:

(In thousands)	Three months ended December 31, 2002

		Device
	Connectivity	Networking
	Solutions	Solutions	Total

Net sales	$18,934	$6,593	$25,527
Operating income (loss)	5,209	(3,759)	1,450
Total assets	$107,744	$24,134	$131,878

(In thousands)	Three months ended December 31, 2001

		Device
	Connectivity	Networking
	Solutions	Solutions	Total

Net sales	$24,515	$635	$25,150
Operating income (loss)	543	(1,705)	(1,162)
Total assets	$140,164	$237	$140,401

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     SEGMENT INFORMATION (CONTINUED)

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income (loss) before income taxes and cumulative effect of accounting change follows:

	Three months ended

	December 31	December 31
(In thousands)	2002	2001

Operating income (loss) — Connectivity Solutions	$5,209	$(1,162)
Operating loss — Device Networking Solutions	(3,759)	—

	1,450	(1,162)
Other income, net	15	345

Consolidated income (loss) before income taxes and cumulative effect of accounting change	$1,465	$(817)

The Company adopted the provisions of FAS 142 (see Note 3) on October 1, 2002. In connection with the adoption of FAS 142, the Company recorded a goodwill impairment charge of $43.9 million in the first quarter of fiscal 2003, attributable to an impairment of the carrying value of goodwill related to the NetSilicon acquisition and other acquisitions. The Company recorded a goodwill impairment charge related to the Device Networking Solutions and Connectivity Solutions segments of $38.5 million and $5.4 million, respectively. The charge is reported as a cumulative effect of a change in accounting principle.

7.     COMPREHENSIVE LOSS

The components of total comprehensive loss are shown below. Comprehensive loss includes net loss and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive loss for the three months ended December 31, 2002 and 2001 was as follows:

	December 31

	2002	2001

Net loss	$(42,796,317)	$(506,499)
Foreign currencytranslation adjustments	(151,452)	106,317

Comprehensive loss	$(42,947,769)	$(400,182)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average of common shares outstanding during the period. Net loss per share, assuming dilution, is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding. The Company’s only common equivalent shares are those that result from dilutive common stock options.

The following table is a reconciliation of the numerators and denominators in the loss per share calculations:

For the three months ended December 31	2002	2001

Numerator:
Net loss	$(42,796,317)	$(506,499)

Denominator:
Denominator for basic loss per share — weighted average shares outstanding	22,068,349	15,369,376
Effect of dilutive securities:
Employee stock options	17,186	—

Denominator for diluted loss per share — adjusted weighted average shares	22,085,535	15,369,376

Basic loss per share	$(1.94)	$(0.03)

Diluted loss per share	$(1.94)	$(0.03)

Common equivalent shares related to employee stock options of 14,189 at December 31, 2001 were not included in the computation of diluted earnings per share because their effect is antidilutive.

Options to purchase 5,784,634 and 2,709,020 shares at December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares and therefore their effect would be antidilutive.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share”, loss before cumulative effect of accounting change has been used in determining diluted earnings per share for the three months ended December 31, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     RECENT ACCOUNTING DEVELOPMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company did not adopt FAS No. 146 early and the Company has undertaken no exit or disposal activities in the first quarter of fiscal 2003. Accordingly, adoption of this standard did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation —Transition Disclosure — an amendment of FAS 123” (FAS 148). This Statement amends FAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation. The Company will make the additional stock based employee compensation disclosures required by FAS 148 beginning in the quarter ended March 31, 2003.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of sales:

	Three months		%
	ended		Increase
	December 31		(decrease)

	2002	2001

Net sales	100.0	100.0	1.5%
Cost of sales	39.9	46.5	(13.0)

Gross margin	60.1	53.5	14.1
Operating expenses:
Sales and marketing	24.1	26.6	(8.1)
Research and development	16.2	14.8	11.3
General and administrative	14.6	16.7	(11.0)
Restructuring	(0.5)	—	(100.0)

Total operating expenses	54.4	58.1	(4.9)

Operating income (loss)	5.7	(4.6)	224.7
Other income, net	0.1	1.4	(95.6)

Income (loss) before income taxes and cumulative effect of accounting change	5.8	(3.2)	279.4
Income tax provision (benefit)	1.6	(1.2)	227.4

Income (loss) before cumulative effect of accounting change	4.2	(2.0)	311.2
Cumulative effect of accounting change	(171.8)	—	(100.0)

Net loss	(167.6)	(2.0)	(8,349.4)%

The following events significantly impacted the Company’s operations during the past year:

•	In February 2002 the Company acquired NetSilicon, Inc., a provider of Ethernet micro-processing solutions for intelligent, networked devices for a purchase price of $67.2 million. The acquisition resulted in a new business segment called Device Networking Solutions. NetSilicon generated $5.4 million of incremental net sales during the first quarter of fiscal 2003.

•	In March 2002, the Company sold the assets of its MiLAN Technology division for $8.1 million.

•	In September 2002, the Company implemented two restructuring plans resulting in workforce reductions of 88 employees worldwide.

•	In connection with the adoption of FAS 142 on October 1, 2002, the Company recorded a goodwill impairment charge of $43.9 million. The charge was recorded as a cumulative effect of a change in accounting principle.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET SALES

Net sales for the three months ended December 31, 2002, were higher than net sales for the corresponding three months ended December 31, 2001 by $0.4 million, or 1.5%.

The following table sets forth revenue by segment expressed in thousands of dollars and as a percentage of net sales:

	Three months ended		Three months ended
	December 31, 2002		December 31, 2001

Connectivity Solutions	$18,934	74.2%	$24,515	97.5%
Device Networking Solutions	6,593	25.8%	635	2.5%

Total	$25,527	100.0%	$25,150	100.0%

Connectivity Solutions net sales decreased $5.6 million in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Net sales by the MiLAN division, which the Company sold on March 25, 2002, were $4.4 million in the first quarter of fiscal 2002. Net sales of the Company’s ISDN, RAS, and synchronous products declined $1.0 million in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Continued erosion of the asynchronous product market accounted for $1.7 million of the decrease in net sales of asynchronous products in the first quarter of fiscal 2003 relative to the first quarter of fiscal 2002. Net sales of the Company’s terminal server and USB product lines increased by $1.5 million for the three months ended December 31, 2002, compared to the three months ended December 31, 2001. Net sales generated by the Device Networking segment were $6.6 million in the three months ended December 31, 2002 compared to $0.6 million in the three months ended December 31, 2001. The increase in net sales is primarily the result of the February 2002 acquisition of NetSilicon.

GROSS MARGIN

Gross margin in the first quarter of fiscal 2003 was 60.1%, compared to 53.5% in the first quarter of fiscal 2002.

Connectivity Solutions gross margin was 60.4% for the three months ended December 31, 2002, compared to 53.6% for the three months ended December 31, 2001. Device Networking gross margins were 59.3% and 50.2% for the three months ended December 31, 2002 and 2001, respectively. The increase in gross margin in both segments was primarily due to improved operating efficiencies in the Company’s manufacturing operations and increased sales of higher margin products. Increased sales of the Company’s terminal server, device server, USB, and office networking product lines contributed to the higher margin in the first quarter of fiscal 2003. The acquisition of NetSilicon and sale of the MiLAN division also contributed to the increase in gross margin because device networking solution products generally have higher gross margins than LAN connectivity products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES

Operating expenses for the three months ended December 31, 2002, decreased $0.7 million, or 4.9%, compared to operating expenses for the three months ended December 31, 2001. Operating expenses, excluding amortization of identifiable intangibles and goodwill, decreased by $2.4 million due to continuing cost containment measures and the restructuring plan executed in Minneapolis and Europe in the fourth quarter of fiscal 2002. NetSilicon, which was acquired in February 2002, added incremental operating expenses of $4.1 million for the three months ended December 31, 2002. Operating expenses decreased by $2.5 million as a result of the sale of MiLAN in March 2002. As a result of the adoption of FAS 142 on October 1, 2002 the Company ceased the amortization of goodwill, resulting in a decrease in amortization expense of $0.6 million, offset by additional amortization of identifiable intangible assets of $0.8 million related to recent acquisitions. The Company also recorded a change in estimate related to the restructuring charge recorded in the fourth quarter of fiscal 2002, resulting in a decrease in operating expenses of $0.1 million. This change in estimate resulted from the renegotiation of certain previously established severance obligations.

Sales and marketing expenses for the three months ended December 31, 2002, were $6.2 million, or 24.1% of net sales, compared to $6.7 million, or 26.6% of net sales, for the three months ended December 31, 2001. Sales and marketing expenses decreased by $1.0 million due to the restructuring plan executed in Minneapolis and Europe in the fourth quarter of fiscal 2002, reorganization of the sales force, and a consolidation of the marketing function. NetSilicon added incremental sales and marketing expenses of $1.7 million. Operating expenses decreased by $1.2 million as a result of the sale of MiLAN.

Research and development expenses for the three months ended December 31, 2002 were $4.1 million, or 16.2% of net sales, compared to $3.7 million, or 14.8% of net sales, for the three months ended December 31, 2001. The Company focused its research and development activities in the first quarter of fiscal 2003 on the development of its device networking business, which includes the device server and NetSilicon product lines. Incremental research and development expenses for NetSilicon were $1.9 million in the first quarter of fiscal 2003, offset partially by expense decreases of $0.6 million in Minneapolis and Europe associated with the restructuring plan executed in the fourth quarter of fiscal 2002, and a decrease in expenses of $0.9 million related to the sale of MiLAN.

General and administrative expenses for the three months ended December 31, 2002, were $3.7 million, or 14.6% of net sales, compared to $4.2 million, or 16.7% of net sales, for the three months ended December 31, 2001. General and administrative expenses decreased by $0.7 million as a result of the restructuring plan executed in Minneapolis and Dortmund in the fourth quarter of fiscal 2002, as well as general cost containment measures, contract re-negotiations, and reduced legal expenses. General and administrative expenses were reduced another $.3 million relative to the first quarter of fiscal 2002 as a result of the sale of MiLAN. The Company incurred incremental general and administrative expenses of $0.4 million due to the operations of NetSilicon. As a result of the adoption of FAS 142 on October 1, 2002, the Company ceased the amortization of goodwill, resulting in a decrease in goodwill amortization expense of $0.6 million in the first quarter of fiscal 2003 relative to the first quarter of fiscal 2002. Amortization associated with acquired intangibles resulted in an increase in amortization expense of $0.8 million.

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

At the time of acquisition, NetSilicon had two development projects in process, the Net + 20 microprocessor (subsequently renamed the 7520 microprocessor) and the Net + OS v. 5.0. The 7520 project involved the design and development of a low cost, high performance networking microprocessor. The Net + OS v. 5.0 project included significant and innovative advancements to the NetSilicon operating system in the areas of security, management and ease of use. The design, verification and other processes involved in the 7520 project required tools and skills that were new to NetSilicon. Similarly, the advanced and innovative features being developed for inclusion in the Net + OS v 5.0 operating system differed from existing Net + OS features.

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

The Company utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates are based on the following assumptions:

•	The estimated revenues are based upon NetSilicon’s estimate of revenue growth over the next four fiscal years from the revenue growth of primarily the Net + OS v. 5.0 and the 7520 chips.

•	The estimated gross margin is based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits. Average gross margin is approximately 57.5%.

•	The estimated selling, general and administrative expenses is based on consideration of historical operating expenses as a percentage of sales and NetSilicon’s projected operating expenses.

•	Cost to complete each project is based on estimated remaining labor hours and a fully burdened labor cost, and other direct project expenses.

•	The discount rate used in the alternative income valuation approach is based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

7520	35%
Net + OS v. 5.0	30%

The 7520 chip was released to production in January 2003. This chip is a derivative product capturing the price target and substantially all of the technology contemplated in the 75XX product family at the time of acquisition. The Company expects that revenue from the 75XX family may be less than originally projected at the time of the valuation, due primarily to current economic conditions. However, the Company anticipates that revenue from the product family will represent approximately the same percentage of total Company revenue as that originally projected.

The Net + OS v. 5.0 was released to production in November 2002. The Company anticipates that the projected revenues for the Net + OS v. 5.0 will be in line with original projections.

This estimate is subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

OTHER INCOME

Other income was $15,000 and $0.3 million for the three months ended December 31, 2002 and 2001, respectively. The decrease was primarily due to lower rates of interest earned by the Company on its marketable securities and cash equivalents. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.3 million and $0.6 million for the first quarter ended December 31, 2002 and 2001, respectively. Interest expense on lines of credit and long-term debt was $0.1 million for each of the periods ended December 31, 2002 and 2001.

INCOME TAXES

Income taxes have been provided for at estimated annual effective rates of 27% for the three months ended December 31, 2002, versus 38% for the three months ended December 31, 2001. The decrease in the effective income tax rate resulted primarily from the utilization of non-U.S. net operating loss carryforwards and a larger proportion of foreign-source income taxed at a slightly lower rate than the domestic rate.

The Company is required to assess the realizability of the deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. Although realization of the associated deferred tax assets is not assured, the Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at December 31, 2002. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at that time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

INCOME TAXES (CONTINUED)

The Company also has foreign net operating loss carryforwards of approximately $8,039,000. These net operating loss carryforwards can only be used to offset foreign-source income generated at foreign locations. Due to the uncertainties of realizing future foreign source income, the Company has provided for a full valuation allowance related to the foreign net operating loss carryforwards. The Company continues to evaluate the profitability of its foreign operations quarterly.

GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminated the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company has adopted the provisions of FAS 142 as of October 1, 2002. However, the transition provisions of FAS 142 apply to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001.

In connection with the adoption of FAS 142, the Company engaged an appraiser to determine the fair value of the Company and its reporting units as of October 1, 2002, the date of adoption of FAS 142. Based on the appraisal, which utilized a discounted cash flow valuation technique, the Company recorded a goodwill impairment charge of $43.9 million in the first quarter of fiscal 2003, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the CDC and INXTECH acquisitions. The charge is reported as a cumulative effect of a change in accounting principle.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At December 31, 2002, the Company had cash, cash equivalents and marketable securities of $54.4 million compared to $58.2 million at September 30, 2002. The Company’s working capital decreased $2.8 million to $59.9 million at December 31, 2002 compared to $62.7 million at September 30, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash provided by operating activities was $1.1 million for the three months ended December 31, 2002, compared to net cash provided by operating activities of $6.9 million for the three months ended December 31, 2001. Changes in operating assets and liabilities used $2.7 million of cash during the first quarter of fiscal 2002, primarily due to payments of accounts payable, accrued restructuring costs and other accrued liabilities. Changes in operating assets and liabilities provided $5.0 million in the same period one year ago. Collections on accounts receivable balances and a refund of income taxes generated most of the increase in working capital during the quarter ended December 31, 2001.

Net cash used in investing activities for the quarter ended December 31, 2002 was $3.5 million compared to $13.5 million during the same quarter one year ago. Net purchases of marketable securities were $1.4 million in the first quarter of fiscal 2003, compared to $12.0 million during the first quarter of fiscal 2002. In the quarter ended December 31, 2002, the Company used $2.0 million for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions. The Company paid $1.4 million in the quarter ended December 31, 2001 for contingent purchase price payments related to the Inside Out Networks acquisition.

The Company used $2.8 million in financing activities during the three months ended December 31, 2002, compared to $1.5 million during the three months ended December 31, 2001. On December 13, 2002 the Company used $3.6 million to repurchase 1,162,342 shares of its common stock from Sorrento Networks Corporation. The Company borrowed $0.7 million on its European line of credit in the quarter ended December 31, 2002 compared to payments made of $0.5 million in the same period one year ago. Principal payments on long-term debt obligations were $1.2 million during the quarter ended December 31, 2001.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future capital requirements.

The following summarizes the Company’s contractual obligations at December 31, 2002, and the effect such obligations are expected to have on liquidity and cash flow in future periods. However, this table excludes up to $6.0 million of additional purchase consideration that may be payable to the former shareholders of Inside Out Networks in the event that, in the future, these operations achieve certain development and operating milestones.

Contractual Obligations

	Payments due by fiscal period

(in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$919	$416	$416	$416	$416	$3,666	$6,249
Operating leases	961	905	686	477	445	1	3,475

Total contractual cash obligations	$1,880	$1,321	$1,102	$893	$861	$3,667	$9,724

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company maintains a line of credit in Europe with Deutsche Bank. Available borrowing is determined by the amount maintained as collateral at a New York Deutsche Bank account, and was $1.25 million at December 31, 2002. This collateral is included in marketable securities at December 31, 2002. As of December 31, 2002, the Company had borrowed $733,810 under this credit line. There was no outstanding balance on the line of credit as of September 30, 2002.

Long-term debt consists of fixed rate, collateralized and uncollateralized notes bearing interest at rates ranging from 5.2% to 6.25%. Certain notes are collateralized by land, buildings and equipment with a carrying value of $5.4 million at December 31, 2002.

All of the long-term debt was incurred in connection with the construction of the Dortmund, Germany facility, which the Company is attempting to sell.

The lease obligations summarized above relate to various operating lease agreements for office space and equipment.

FOREIGN CURRENCY

For the three months ended December 31, 2002, the Company had approximately $8.8 million of net sales related to foreign customers, of which $5.8 million was denominated in U.S. dollars, $2.7 million was denominated in Euros, and $0.3 million was denominated in Japanese Yen.

The Company continues to hold long-term debt in Dortmund, Germany (ITK), related to the facility in Dortmund. This debt balance, 6.0 million Euros at December 31, 2002, is subject to fluctuations as a result of Euro exchange rate changes.

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

FINANCIAL CONDITION (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

revenue under agreements for nonrecurring engineering services using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual contracts. However, the Company defers revenues from nonrecurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery cannot be accurately estimated.

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

FINANCIAL CONDITION (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

effective October 1, 2002 is no longer amortized pursuant to FAS No. 142. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

Intangible assets are reviewed quarterly for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount.

The Company measures impairment loss, if any, by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value or carrying amount. Impairment losses, if any, are recorded currently. To the extent that the Company’s undiscounted future cash flows were to decline substantially, such an impairment charge could result.

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

RECENT ACCOUNTING DEVELOPMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company did not adopt FAS No. 146 early and the Company has undertaken no exit or disposal activities in the first quarter of fiscal 2003. Accordingly, adoption of this standard did not impact the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation —Transition Disclosure — an amendment of FAS 123” (FAS 148). This Statement amends FAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation. The Company will make the additional stock based employee compensation disclosures required by FAS 148 beginning in the quarter ended March 31, 2003.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company’s mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, those described under “Risk Factors” below. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its annual reports on Form 10-K, its quarterly reports on Form 10-Q and its registration statements, could cause the Company’s actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

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

The Company may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. Failure by the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner could have a material adverse effect on the Company. In addition, the future introductions or announcements of products by the Company or one of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company’s then-existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer the purchase of the Company’s existing products, which could cause its revenues to decline.

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

RISK FACTORS (CONTINUED)

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

RISK FACTORS (CONTINUED)

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

The Company procures all parts and certain services involved in the production of its products, and subcontracts most of its product manufacturing to outside firms that specialize in such services. Although most of the components of the Company’s products are available from multiple vendors, the Company has several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to the Company. There can be no assurance that the Company’s suppliers will be able to meet the Company’s future requirements for products and components in a timely fashion. In addition, the availability of many of these components to the Company is dependent in part on the Company’s ability to provide its suppliers with accurate forecasts of its future requirements. Delays or lost sales could be caused by other factors beyond the Company’s control, including late deliveries by vendors of components. If the Company is required to identify alternative suppliers for any of its required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt the Company’s operations and have a material adverse effect on the Company’s customer relationships and profitability.

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

RISK FACTORS (CONTINUED)

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

The data communications industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company receives notification of a third-party claim that its products infringe other intellectual property rights. Any litigation to determine the validity of third-party infringement claims, whether or not determined in the Company’s favor or settled by the Company, may be costly and divert the efforts and attention of the Company’s management and technical personnel from productive tasks, which could have a material adverse effect on the Company’s ability to operate its business and service the needs of its customers. There can be no assurance that any infringement claims by third parties, if proven to have merit, will not materially adversely affect the Company’s business or financial condition. In the event of an adverse ruling in any such matter, the Company may be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on the Company’s ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on its business and financial condition.

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

RISK FACTORS (CONTINUED)

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers and directors, certain underwriters involved in NetSilicon’s initial public offering (“IPO”), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriter’s conduct. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. The action seeks damages, fees and costs associated with the litigation, and interest. We understand that various plaintiffs have filed substantially similar lawsuits against over 300 other publicly traded companies in connection with the underwriting of their IPOs. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. On July 15, 2002, the Company, along with the other 300-plus publicly traded companies that have been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. The Court heard oral argument on this motion on November 1, 2002. The litigation process is inherently uncertain and unpredictable, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. However, the Company maintains liability insurance for such matters and the Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amounts. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, results of operations, or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	Exhibit No	Description

	3(a)	Restated Certificate of Incorporation of the Company, as Amended(1)

	3(b)	Amended and Restated By-Laws of the Company(2)

	4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent(3)

	4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent(4)

	10(a)	Stock Option Plan of the Company as Amended and Restated as of January 22, 2003

	10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of January 22, 2003

	99	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

There were no reports on Form 8-K for the quarterly period ended December 31, 2002.

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: February 13, 2003	By:	/s/ S. Krishnan

S. Krishnan Chief Financial Officer (duly authorized officer and Principal Financial Officer)

CERTIFICATIONS

I, Joseph T. Dunsmore, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digi International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003	/s/ Joseph T. Dunsmore

Joseph T. Dunsmore President, Chief Executive Officer, and Chairman

CERTIFICATIONS (CONTINUED)

I, Subramanian Krishnan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digi International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003	/s/ Subramanian Krishnan

Subramanian Krishnan Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Registrant (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

10(a)	Stock Option Plan of the Company as Amended and Restated as of January 22, 2003	Filed Electronically

10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of January 22, 2003	Filed Electronically

99	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically