Form 10-Q
period 2003-03-31
DIGI INTERNATIONAL INC
filed 2003-05-14
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003.

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

On May 9, 2003, there were 20,140,062 shares of the registrant’s $.01 par value Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	Page

	Condensed Consolidated Statement of Operations for the three
	months and six months ended March 31, 2003 and 2002	3

	Condensed Consolidated Balance Sheet as of
	March 31, 2003 and September 30, 2002	4

	Condensed Consolidated Statement of Cash Flows for
	the six months ended March 31, 2003 and 2002	5

	Notes to Condensed Consolidated Financial
	Statements	6

ITEM 2.	Management’s Discussion and Analysis of
	Results of Operations and Financial Condition	21

	Forward-looking Statements	21

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	40

ITEM 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	41

ITEM 2.	Changes in Securities	41

ITEM 3.	Defaults Upon Senior Securities	41

ITEM 4.	Submission of Matters to a Vote of Security Holders	41

ITEM 5.	Other Information	42

ITEM 6.	Exhibits and Reports on Form 8-K	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	Three months ended March 31		Six months ended March 31
	2003	2002	2003	2002

Net sales	$25,511,598	$25,192,717	$51,039,067	$50,342,879
Cost of sales	10,317,250	12,019,152	20,498,087	23,719,455

Gross margin	15,194,348	13,173,565	30,540,980	26,623,424
Operating expenses:
Sales and marketing	6,065,294	7,804,216	12,222,266	14,501,513
Research and development	3,684,312	4,827,941	7,829,521	8,553,589
General and administrative	4,071,637	4,643,095	7,798,286	8,832,367
In-process research and development	—	3,100,000	—	3,100,000
Loss on sale of MiLAN assets	—	3,616,645	—	3,616,645
Restructuring	(134,018)	—	(266,156)	—

Total operating expenses	13,687,225	23,991,897	27,583,917	38,604,114

Operating income (loss)	1,507,123	(10,818,332)	2,957,063	(11,980,690)
Other (expense) income, net	(93,710)	103,943	(78,367)	449,367

Income (loss) before income taxes and cumulative effect of accounting change	1,413,413	(10,714,389)	2,878,696	(11,531,323)
Income tax benefit	(1,090,954)	(3,379,588)	(695,326)	(3,690,023)

Income (loss) before cumulative effect of accounting change	2,504,367	(7,334,801)	3,574,022	(7,841,300)
Cumulative effect of accounting change	—	—	(43,865,972)	—

Net income (loss)	$2,504,367	$(7,334,801)	$(40,291,950)	$(7,841,300)

Net income (loss) per common share, basic:
Before cumulative effect of accounting change	$0.12	$(0.39)	$0.17	$(0.46)
Cumulative effect of accounting change	—	—	(2.03)	—

	$0.12	$(0.39)	$(1.86)	$(0.46)

Net income (loss) per common share, assuming dilution:
Before cumulative effect of accounting change	$0.12	$(0.39)	$0.16	$(0.46)
Cumulative effect of accounting change	—	—	(2.02)	—

	$0.12	$(0.39)	$(1.86)	$(0.46)

Weighted average common shares, basic	21,234,643	18,924,732	21,656,077	17,124,443

Weighted average common shares, assuming dilution	21,314,533	18,924,732	21,700,439	17,124,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2003 AND SEPTEMBER 30, 2002

	March 31	September 30
ASSETS	2003	2002

Current assets:	(unaudited)
Cash and cash equivalents	$24,230,199	$33,490,395
Marketable securities	32,241,181	24,660,746
Accounts receivable, net	11,093,271	10,518,032
Inventories	10,339,329	12,490,767
Other	5,322,649	5,141,439

Total current assets	83,226,629	86,301,379
Property, equipment and improvements, net	21,051,453	21,538,987
Goodwill, net	3,854,462	45,835,631
Identifiable intangible assets, net	22,240,338	25,850,664
Net deferred tax assets	2,063,075	—
Other	1,087,724	1,301,034

Total assets	$133,523,681	$180,827,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$766,578	$891,220
Accounts payable	6,248,887	6,591,235
Income taxes payable	4,999,732	3,154,359
Accrued expenses:
Advertising	322,056	572,562
Compensation	2,719,710	4,285,507
Deferred revenue	616,548	675,730
Other	4,476,356	4,965,374
Restructuring accruals	446,939	2,503,820

Total current liabilities	20,596,806	23,639,807
Long-term debt	5,490,908	4,988,591
Net deferred tax liabilities	—	1,019,676

Total liabilities	26,087,714	29,648,074

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 60,000,000 shares authorized; 23,154,272 and 23,154,081 shares issued	231,543	231,541
Additional paid-in capital	118,020,281	120,004,008
Retained earnings	6,549,761	46,841,711
Accumulated other comprehensive loss	(256,222)	(70,528)

	124,545,363	167,006,732
Unearned stock compensation	(151,862)	(327,310)
Treasury stock, at cost, 1,918,586 and 926,210 shares	(16,957,534)	(15,499,801)

Total stockholders’ equity	107,435,967	151,179,621

Total liabilities and stockholders’ equity	$133,523,681	$180,827,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

Operating activities:
Net loss	$(40,291,950)	$(7,841,300)
Adjustments to reconcile net loss to net cash provided by operating activities
Acquired in-process research and development	—	3,100,000
Loss on sale of MiLAN assets	—	3,616,645
Restructuring	(266,156)	—
Depreciation of property and equipment	1,563,363	1,559,905
Amortization of intangible and other assets	3,738,601	3,511,227
Goodwill impairment charge	43,865,972	—
Benefit for bad debts and product returns	(30,000)	(22,985)
Provision for inventory obsolescence	733,873	496,000
Deferred income taxes	(1,415,000)	—
(Loss) gain on sale of fixed assets	(2,988)	7,545
Stock compensation	56,644	26,314
Changes in operating assets and liabilities	(3,372,070)	(1,921,604)

Total adjustments	44,872,239	10,373,047

Net cash provided by operating activities	4,580,289	2,531,747

Investing activities:
(Purchase) sale of held-to-maturity marketable securities, net	(7,580,435)	10,831,490
Proceeds from sale of MiLAN assets	—	8,058,932
Business acquisition, net of cash acquired	—	(10,418,955)
Contingent purchase price payments related to business acquisitions	(2,018,157)	(1,998,577)
Proceeds from sale of fixed assets	6,447	—
Purchase of property and equipment and certain other intangible assets	(693,270)	(341,234)

Net cash (used in) provided by investing activities	(10,285,415)	6,131,656

Financing activities:
Payments under line of credit	—	(374,832)
Principal payments on long-term debt	(206,859)	(1,355,213)
Purchase of treasury stock	(3,603,260)	—
Stock benefit plan transactions	280,606	385,112

Net cash used in financing activities	(3,529,513)	(1,344,933)

Effect of exchange rate changes on cash and cash equivalents	(25,557)	200,564

Net (decrease) increase in cash and cash equivalents	(9,260,196)	7,519,034
Cash and cash equivalents, beginning of period	33,490,395	30,347,253

Cash and cash equivalents, end of period	$24,230,199	$37,866,287

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of March 31, 2003, and for the three and six months ended March 31, 2003 and 2002, reflect, in the opinion of management, all adjustments (which, other than the first quarter 2003 change in accounting principle as described in Note 4, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

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

In the table below, pro forma adjustments relating to NetSilicon include amortization of identifiable intangible assets, but exclude the amortization of goodwill in accordance with the provisions of FAS 142 (as this acquisition occurred after June 30, 2001). The pro forma net loss for the three and six months ended March 31, 2002 does not include the $3,100,000 charge related to acquired in-process research and development (associated with the NetSilicon acquisition).

	Three months ended	Six months ended
	March 31, 2002	March 31, 2002

Net sales	$28,577,595	$59,882,400
Net loss	$(5,887,113)	$(10,322,558)
Net loss per share	$(0.27)	$(0.46)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

a goodwill impairment charge of $43,865,972 in the first quarter of fiscal 2003, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the Central Data Corporation and INXTECH acquisitions. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

If FAS 142 had been in effect in fiscal 2002, results of operations for the three and six months ended March 31, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	March 31		March 31

	2003	2002	2003	2002

Income (loss):
Income (loss) before cumulative effect of accounting change	$2,504	$(7,335)	$3,574	$(7,841)
Add back: goodwill and assembled workforce amortization, net of tax	—	685	—	1,300

Adjusted income (loss) before cumulative effect of accounting change	$2,504	$(6,650)	$3,574	$(6,541)

Basic income (loss) per common share:
Reported income (loss) before cumulative effect of accounting change	$0.12	$(0.39)	$0.17	$(0.46)
Add back: goodwill and assembled workforce amortization, net of tax	—	0.04	—	0.08

Adjusted income (loss) before cumulative effect of accounting change	$0.12	$(0.35)	$0.17	$(0.38)

Diluted income (loss) per common share:
Reported income (loss) before cumulative effect of accounting change	$0.12	$(0.39)	$0.16	$(0.46)
Add back: goodwill and assembled workforce amortization, net of tax	—	0.04	—	0.08

Adjusted income (loss) before cumulative effect of accounting change	$0.12	$(0.35)	$0.16	$(0.38)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortized intangible assets as of March 31, 2003 and September 30, 2002, are comprised of the following (in thousands):

	As of March 31, 2003

	Connectivity Solutions Segment		Device Networking Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$20,114	$(12,974)	$11,100	$(2,081)
License agreements	40	(20)	2,400	(450)
Patents and trademarks	902	(471)	1,350	(244)
Customer maintenance contracts	—	—	700	(79)
Customer relationships	—	—	2,200	(247)

Total	$21,056	$(13,465)	$17,750	$(3,101)

	As of September 30, 2002

	Connectivity Solutions Segment		Device Networking Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$19,750	$(10,902)	$11,100	$(1,156)
License agreements	40	(16)	2,400	(250)
Patents and trademarks	797	(400)	1,350	(135)
Customer maintenance contracts	—	—	700	(44)
Customer relationships	—	—	2,200	(138)
Assembled workforce	1,130	(575)	—	—

Total	$21,717	$(11,893)	$17,750	$(1,723)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortization expense for the three and six months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three months ended

	March 31, 2003		March 31, 2002

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Purchased and core technology	$1,050	$463	$890	$231
License agreements	2	100	2	50
Patents and trademarks	36	54	38	27
Customer maintenance contracts	—	17	—	9
Customer relationships	—	55	—	27

Total	$1,088	$689	$930	$344

	Six months ended

	March 31, 2003		March 31, 2002

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Purchased and core technology	$2,072	$926	$1,789	$231
License agreements	4	200	4	50
Patents and trademarks	72	108	74	27
Customer maintenance contracts	—	34	—	9
Customer relationships	—	110	—	27

Total	$2,148	$1,378	$1,867	$344

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The changes in the carrying amount of goodwill for the six months ended March 31, 2003 and 2002 are as follows (in thousands):

	Fiscal 2003		Fiscal 2002

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Beginning balance, October 1	$6,842	$38,994	$10,521	$—
Assembled workforce, net of tax, reclassified to goodwill at October 1, 2002	338	—	—	—
Goodwill associated with NetSilicon acquisition	—	—	—	39,116
Transition impairment loss	(5,423)	(38,443)	—	—
Amortization of goodwill prior to adoption of FAS 142	—	—	(1,194)	—
Goodwill associated with the sale of MiLAN	—	—	(2,631)	—
Other, primarily contingent purchase price payments made	1,546	—	627	—

Ending balance, March 31	$3,303	$551	$7,323	$39,116

The Company recorded a goodwill impairment charge of $38,443,000 related to the NetSilicon reporting unit and $5,422,972 related to the Digi reporting unit upon adoption of FAS 142 in the first quarter of fiscal 2003, based upon the implied fair value of goodwill as determined pursuant to FAS 142.

Amortization expense related to intangible assets amounted to $1,776,562 and $3,525,289 for the three and six months ended March 31, 2003. Estimated amortization expense for the remainder of fiscal 2003 and the five succeeding years is as follows (in thousands):

2003 (six months)	$3,038
2004	5,136
2005	5,068
2006	4,159
2007	2,917
2008	1,425

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. WARRANTY COSTS

The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty liability accrual for the three and six month periods ended March 31, 2003 and 2002:

	Three months ended

		Accruals for
Fiscal	Balance at	warranties	Settlements	Balance at
year	December 31	issued	made	March 31

2003	$894,875	$106,390	$(122,642)	$878,623
2002	$800,000	$213,810	$(136,160)	$877,650

	Six months ended

		Accruals for
Fiscal	Balance at	warranties	Settlements	Balance at
year	September 30	issued	made	March 31

2003	$894,875	$199,112	$(215,364)	$878,623
2002	$800,000	$407,010	$(329,360)	$877,650

6. GUARANTEE UNDER LINE OF CREDIT AGREEMENT

The Company maintains a line of credit in Europe with Deutsche Bank. Borrowings under the line of credit are limited to and secured by an amount maintained in a time deposit in a New York Deutsche Bank account. The principal amount of the time deposit was $1,250,000 as of March 31, 2003. This time deposit is included in marketable securities at March 31, 2003 and will mature on June 24, 2003. Upon maturity, the Company may withdraw the time deposit if there are no outstanding borrowings on the line of credit or, the Company may elect to renew the time deposit to secure anticipated line of credit borrowings. The Deutsche Bank may, at its option, appropriate and apply the balance of the time deposit toward payment of any outstanding borrowings under the line of credit whether or not any part of the line of credit is due and payable. There were no outstanding balances on the line of credit as of March 31, 2003 or September 30, 2002.

Other than guarantees associated with the product warranty liability accrual and the line of credit guarantee discussed above, there have been no additional guarantees issued or modified after December 31, 2002 and there are no other outstanding guarantees as of March 31, 2003.

7. RESTRUCTURING

In September 2002, the Company implemented two restructuring plans, resulting in workforce reductions of 88 employees worldwide. The Company recorded a charge of $1,646,386, consisting of $1,386,042 for severance and termination costs related to the elimination of 24 positions in Minnetonka, Minnesota,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. RESTRUCTURING (CONTINUED)

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

During the six months ended March 31, 2003 the Company made payments related to the Digi restructuring accrual in the amount of $1,084,458. The payments consisted of $987,997 in severance and termination costs, $28,456 for building closing/lease cancellation fees, $15,630 for automobile lease cancellation fees, and $52,375 for legal and professional fees. The Company recorded a change in estimate adjustment of $266,156 in the first half of fiscal 2003 that was reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The change in estimate resulted from a favorable settlement of a previously agreed to severance amount including related legal fees. During the six months ended March 31, 2003, the Company made payments related to the NetSilicon restructuring accrual in the amount of $706,267. The payments consisted of $641,135 for severance and termination costs, $29,612 for building closing/lease cancellation fees, and $35,520 for automobile lease cancellation fees.

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, Minnesota and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. All of these costs were paid in fiscal 2002.

The Company’s restructuring activities are summarized as follows:

	Balance at		Change in	Balance at
	September 30,		Estimate	March 31,
Description	2002	Payments	Adjustments	2003

September 2002 Digi Restructuring Plan:
- Severance and termination costs	$1,386,042	$(987,997)	$(205,172)	$192,873
- Building closing / lease cancellation fees	72,000	(28,456)	—	43,544
- Cancellation fees for automobile leases	29,448	(15,630)	—	13,818
- Legal and Professional Fees	158,896	(52,375)	(60,984)	45,537

Subtotal	1,646,386	(1,084,458)	(266,156)	295,772

September 2002 NetSilicon Restructuring Plan:
- Severance and termination costs	660,538	(641,135)	—	19,403
- Building closing / lease cancellation fees	161,376	(29,612)	—	131,764
- Cancellation fees for automobile leases	35,520	(35,520)	—	—

Subtotal	857,434	(706,267)	—	151,167

Totals	$2,503,820	$(1,790,725)	$(266,156)	$446,939

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 2003 and September 30, 2002 consisted of the following:

	Mar. 31, 2003	Sept. 30, 2002

Raw materials	$7,633,304	$9,579,271
Work in process	423,299	353,470
Finished goods	2,282,726	2,558,026

	$10,339,329	$12,490,767

9. SEGMENT INFORMATION

Prior to the acquisition of NetSilicon, as described in Note 2, the Company operated in a single reportable business segment. With the acquisition of NetSilicon, the Company now operates in two reportable segments. The Company has determined that Inside Out Networks can be aggregated with all other operations of the Company, excluding NetSilicon and the Device Server product line, which together are reported as the Connectivity Solutions reporting segment. The NetSilicon operating segment and the Device Server product line comprise the Device Networking Solutions reporting segment formerly known as Embedded Networking Solutions prior to fiscal year 2003.

In fiscal 2003, the Company changed the way it reviews results and assesses performance of its Device Server business, due to the tight integration of the Device Server and NetSilicon product lines and the business strategy that is being employed to migrate customers from external box connectivity solutions to embedded networking solutions. As a result of this business strategy the Company now views Device Servers as part of the Device Networking segment effective for the period beginning October 1, 2002. Comparative fiscal 2002 results have been reclassified to reflect the current year presentation. However, as a result of the acquisition of NetSilicon on February 13, 2002, these 2002 results include financial results of NetSilicon beginning with the acquisition date.

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

Device Networking Solutions — Device Networking Solutions are integrated hardware and software solutions for manufacturers who want to build network-ready products. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated semiconductor and controller products. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SEGMENT INFORMATION (CONTINUED)

operations of NetSilicon and the Device Server product line comprise this segment. NetSilicon is located in Waltham, Massachusetts.

Summary financial data by business segment is presented below for the three and six months ended March 31, 2003 and 2002:

(In thousands)	Three months ended March 31, 2003			Three months ended March 31, 2002

		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions	Total	Solutions	Solutions	Total

Net sales	$17,314	$8,198	$25,512	$21,253	$3,940	$25,193
Operating income (loss)	4,153	(2,646)	1,507	(6,593)	(4,225)	(10,818)
Total assets	$110,526	$22,998	$133,524	$113,474	$70,204	$183,678

(In thousands)	Six months ended March 31, 2003			Six months ended March 31, 2002

		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions	Total	Solutions	Solutions	Total

Net sales	$36,248	$14,791	$51,039	$45,768	$4,575	$50,343
Operating income (loss)	9,362	(6,405)	2,957	(6,051)	(5,930)	(11,981)
Total assets	$110,526	$22,998	$133,524	$113,474	$70,204	$183,678

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income (loss) before income taxes and cumulative effect of accounting change follows:

	Three months ended		Six months ended

	March 31	March 31	March 31	March 31
(In thousands)	2003	2002	2003	2002

Operating income (loss) — Connectivity Solutions	$4,153	$(6,593)	$9,362	$(6,051)
Operating loss — Device Networking Solutions	(2,646)	(4,225)	(6,405)	(5,930)

	1,507	(10,818)	2,957	(11,981)
Other (expense) income, net	(94)	104	(78)	450

Consolidated income (loss) before income taxes and cumulative effect of accounting change	$1,413	$(10,714)	$2,879	$(11,531)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SEGMENT INFORMATION (CONTINUED)

The Company adopted the provisions of FAS 142 (see Note 4) on October 1, 2002. In connection with the adoption of FAS 142, the Company recorded a goodwill impairment charge of $43,865,972 in the first quarter of fiscal 2003, attributable to an impairment of the carrying value of goodwill related to the NetSilicon acquisition and other acquisitions. The Company recorded a goodwill impairment charge related to the Device Networking Solutions and Connectivity Solutions segments of $38,443,000 and $5,422,972, respectively. The charge is reported as a cumulative effect of a change in accounting principle.

10.STOCK-BASED COMPENSATION

The Company applies the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based compensation. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Such compensation costs, if any, are amortized on a straight-line basis over the option vesting schedule.

Had the Company applied the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation,” to stock-based compensation, the Company’s net income (loss) and net income (loss) per share would have decreased to the pro forma amounts indicated below:

	Three months ended March 31		Six months ended March 31

	2003	2002	2003	2002

Net income (loss) as reported	$2,504,367	$(7,334,801)	$(40,291,950)	$(7,841,300)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	16,108	17,288	34,553	17,288
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(662,633)	(1,884,633)	(1,313,537)	(3,523,019)

Pro forma net income (loss)	$1,857,842	$(9,202,146)	$(41,570,934)	$(11,347,031)

Income (loss) per share:
Basic — as reported	$0.12	$(0.39)	$(1.86)	$(0.46)
Basic — pro forma	$0.09	$(0.49)	$(1.92)	$(0.66)
Diluted — as reported	$0.12	$(0.39)	$(1.86)	$(0.46)
Diluted — pro forma	$0.09	$(0.49)	$(1.92)	$(0.66)

11. INCOME TAXES

In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. INCOME TAXES (CONTINUED)

allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during the year ended September 30, 2003 has been accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003 has been accounted for as a discrete event and has resulted in an income tax benefit of $1,415,000 being recorded during the three month period ended March 31, 2003.

Income taxes have been provided for at effective rates of -24.2% and 32.0% for the six-month periods ended March 31, 2003 and 2002, respectively. The effective rate for the six month period ended March 31, 2003, adjusted for the $1,415,000 income tax benefit related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003, is 25.0%, compared to 32.0% for the six month period ended March 31, 2002. The decrease in the effective rate is primarily due to nondeductible goodwill associated with the loss on sale of MiLAN assets and non-deductible in-process research and development associated with the acquisition of NetSilicon in the first six months of fiscal 2002.

The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. Although realization of the associated deferred tax assets is not assured, the Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at March 31, 2003. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income tax projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at that time.

12. COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive income (loss) for the three and six months ended March 31, 2003 and 2002 was as follows:

	Three months ended		Six months ended
	March 31		March 31

	2003	2002	2003	2002

Net income (loss)	$2,504,367	$(7,334,801)	$(40,291,950)	$(7,841,300)
Foreign currency translation adjustments	(34,242)	93,105	(185,694)	199,422

Comprehensive income (loss)	$2,470,125	$(7,241,696)	$(40,477,644)	$(7,641,878)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Net income (loss) per share, assuming dilution, is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only common equivalent shares are those that result from dilutive common stock options.

The following table is a reconciliation of the numerators and denominators in the income (loss) per share calculations:

	Three months ended		Six months ended
	March 31		March 31

	2003	2002	2003	2002

Numerator:
Net income (loss)	$2,504,367	$(7,334,801)	$(40,291,950)	$(7,841,300)

Denominator:
Denominator for basic income (loss) per share — weighted average shares outstanding	21,234,643	18,924,732	21,656,077	17,124,443
Effect of dilutive securities:
Employee stock options	79,890	—	44,362	—

Denominator for diluted income (loss) per share — adjusted weighted average shares	21,314,533	18,924,732	21,700,439	17,124,443

Basic income (loss) per share	$0.12	$(0.39)	$(1.86)	$(0.46)

Diluted income (loss) per share	$0.12	$(0.39)	$(1.86)	$(0.46)

Common equivalent shares of 191,206 and 113,260 for the three and six month periods ended March 31, 2002 resulting from common stock options were not included in the computation of diluted income (loss) per share because their effect is antidilutive.

Options to purchase 5,735,938 shares for both the three and six month periods ended March 31, 2003, and options to purchase 4,642,469 and 5,158,974 shares for the three and six month periods ended March 31, 2002, were not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of common shares and therefore their effect would be antidilutive.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” income before cumulative effect of accounting change has been used in determining diluted income per share for the six months ended March 31, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. RECENT ACCOUNTING DEVELOPMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company did not adopt FAS No. 146 early and the Company has undertaken no exit or disposal activities in the first six months of fiscal 2003. Accordingly, adoption of this standard did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation -Transition Disclosure — an amendment of FAS 123” (FAS 148). This Statement amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation. The Company has made the additional stock based employee compensation disclosures required by FAS 148 beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company is required to adopt the provisions of this interpretation for financial statements of interim or annual periods ending after December 15, 2002 and, accordingly, are reflected in the Company’s financial statement disclosures related to accounting for warranty costs in Note 5 and line of credit guarantee in Note 6. The recognition provisions of this interpretation are effective for the Company for fiscal 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this interpretation to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt the provisions of this interpretation for financial statements issued after December 31, 2002. The adoption of this interpretation did not have an impact on the Company’s financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. LEGAL PROCEEDINGS

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

16. SUBSEQUENT EVENT

On May 7, 2003 the Company repurchased 1,162,341 shares of its common stock held by Sorrento Networks Corporation (Sorrento) for $4,951,573 (a price of $4.26 per share).

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

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributors and original equipment manufacturer (OEM) customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs and distributors. Sales to authorized domestic distributors and original equipment manufacturers are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales to the respective distributors and resellers, and are charged to operations as a reduction in revenue in the same period as the corresponding sales. The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. If actual return or replacement cots differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required.

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

The Company’s software development tools and development boards often include multiple elements — hardware, software, post contract customer support (“PCS”), limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes revenue related to these multiple element arrangements in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2.” Revenue related to the sale of these development products is allocated to the various elements based on vendor-specific objective evidence of fair value.

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

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and, effective October 1, 2002 is no longer amortized pursuant to FAS No. 142. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of sales:

	Three months		%	Six months		%
	ended		Increase	ended		Increase
	March 31		(decrease)	March 31		(decrease)

	2003	2002		2003	2002

Net sales	100.0	100.0	1.3%	100.0	100.0	1.4%
Cost of sales	40.4	47.7	(14.2)	40.2	47.1	(13.6)

Gross margin	59.6	52.3	15.3	59.8	52.9	14.7
Operating expenses:
Sales and marketing	23.8	31.0	(22.3)	23.9	28.8	(15.7)
Research and development	14.4	19.2	(23.7)	15.3	17.0	(8.5)
General and administrative	16.0	18.4	(12.3)	15.3	17.5	(11.7)
Acquired in-process research and development	—	12.3	(100.0)	—	6.2	(100.0)
Loss on sale of MiLAN assets	—	14.3	(100.0)	—	7.2	(100.0)
Restructuring	(0.5)	—	(100.0)	(0.5)	—	(100.0)

Total operating expenses	53.7	95.2	(43.0)	54.0	76.7	(28.5)

Operating income (loss)	5.9	(42.9)	113.9	5.8	(23.8)	124.7
Other (expense) income, net	(0.4)	0.4	(190.2)	(0.2)	0.9	(117.4)

Income (loss) before income taxes and cumulative effect of accounting change	5.5	(42.5)	113.2	5.6	(22.9)	125.0
Income tax benefit	(4.3)	(13.4)	67.7	(1.4)	(7.3)	81.2

Income (loss) before cumulative effect of accounting change	9.8	(29.1)	134.1	7.0	(15.6)	145.6
Cumulative effect of accounting change	—	—	—	(86.0)	—	(100.0)

Net income (loss)	9.8	(29.1)	134.1%	(79.0)	(15.6)	(413.8)%

The following events significantly impacted the Company’s operations during the three and six month periods ended March 31, 2003 and 2002:

•	In February 2002 the Company acquired NetSilicon, Inc., a provider of Ethernet micro-processing solutions for intelligent, networked devices for a purchase price of $67.2 million. The acquisition resulted in a new business segment called Device Networking Solutions. Sales from this segment were $8.2 million and $14.8 million during the three and six month periods ended March 31, 2003, respectively.

•	In March 2002, the Company sold the assets of its MiLAN Technology division for $8.1 million.

•	In September 2002, the Company implemented two restructuring plans resulting in workforce reductions of 88 employees worldwide.

•	In connection with the adoption of FAS 142 on October 1, 2002, the Company recorded a goodwill impairment charge of $43.9 million. The charge was recorded as a cumulative effect of a change in accounting principle.

•	In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during the year ended September 30, 2003 has been accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003 has been accounted for as a discrete event and has resulted in an income tax benefit of $1.4 million being recorded during the three month period ended March 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET SALES

Net sales for the three and six months ended March 31, 2003, were $25.5 million and $51.0 million compared to net sales of $25.2 million and $50.3 million for the three and six months ended March 31, 2002. Net sales increased by $0.3 million, or 1.3% and $0.7 million, or 1.4%, in the three and six-month periods ended March 31, 2003 compared to the same periods of the prior fiscal year.

The following tables set forth revenue by segment, for the three and six month periods ended March 31, 2003 and March 31, 2002, expressed in thousands of dollars and as a percentage of net sales:

	Three months ended		Three months ended
	March 31, 2003		March 31, 2002

Connectivity Solutions	$17,314	67.9%	$21,253	84.4%
Device Networking Solutions	8,198	32.1%	3,940	15.6%

Total	$25,512	100.0%	$25,193	100.0%

	Six months ended		Six months ended
	March 31, 2003		March 31, 2002

Connectivity Solutions	$36,248	71.0%	$45,768	90.9%
Device Networking Solutions	14,791	29.0%	4,575	9.1%

Total	$51,039	100.0%	$50,343	100.0%

Connectivity Solutions net sales decreased $3.9 million and $9.5 million in the three and six month periods ended March 31, 2003 compared to the three and six month periods ended March 31, 2002. Net sales by the MiLAN division, which the Company sold on March 25, 2002, were $1.4 million and $5.8 million in the three and six month periods ended March 31, 2002. In addition to the impact of the general slow down in the economy many of the Connectivity Solution products are positioned in mature markets that are declining. Although these markets are declining, the Company’s Connectivity Solution products have maintained or increased their market share.

Net sales generated by the Device Networking segment were $8.2 million and $14.8 million in the three and six month periods ended March 31, 2003, compared to $3.9 million and $4.6 million in the three and six month periods ended March 31, 2002. The increase in net sales is primarily the result of the timing of the February 2002 acquisition of NetSilicon and a continued increase in the net sales of the Company’s Device Server product line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

GROSS MARGIN

Gross margin for the three and six months ended March 31, 2003 was 59.6% and 59.8%, compared to 52.3% and 52.9% for the three and six months ended March 31, 2002.

Consolidation of the Company’s manufacturing operations and material cost savings has improved operating efficiencies, thus contributing to the increase in gross margin. The acquisition of NetSilicon and sale of the MiLAN division contributed to the increase in gross margin because NetSilicon products have a higher gross margin than LAN connectivity products. In addition, included in fiscal year 2002 cost of sales were one-time acquisition-related costs that contributed to lower gross margins.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2003, decreased $10.3 million, or 43.0%, compared to operating expenses for the three months ended March 31, 2002. Included in operating expenses for the three months ended March 31, 2002 was a loss on the sale of the MiLAN division in March 2002 of $3.6 million and a charge for in-process research and development costs of $3.1 million in connection with the acquisition of NetSilicon in February 2002. As a result of the acquisition of NetSilicon on February 13, 2002, operating expenses related to NetSilicon for the three months ended March 31, 2003 reflect expenses for an entire quarter, compared to one-half of a quarter for the three months ended March 31, 2002. Total operating expenses decreased by $1.7 million due to compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. NetSilicon added incremental operating expenses of $1.9 million for the three months ended March 31, 2003. Operating expenses decreased by $2.5 million as a result of the sale of MiLAN in March 2002. Additionally, operating expenses decreased by $1.1 million due to continuing cost containment measures. As a result of the adoption of FAS 142 on October 1, 2002 the Company ceased the amortization of goodwill, resulting in a decrease in amortization expense of $0.6 million. This decrease was partially offset by additional amortization of identifiable intangible assets of $0.5 million related to recent acquisitions. The Company also recorded a change in estimate related to the restructuring charge recorded in the fourth quarter of fiscal 2002, resulting in a decrease in operating expenses of $0.1 million. This change in estimate resulted from the settlement of certain previously established severance obligations.

Sales and marketing expenses for the three months ended March 31, 2003, were $6.1 million, or 23.8% of net sales, compared to $7.8 million, or 31.0% of net sales, for the three months ended March 31, 2002. Sales and marketing expenses decreased by $0.6 million due to compensation related savings realized as a result of the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. For the three months ended March 31, 2003, incremental sales and marketing expenses as a result of the acquisition of NetSilicon of $0.9 million were offset by a decrease in expense of $1.2 million related to the sale of MiLAN. Sales and marketing expense decreases of $0.7 million were realized as a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

result of reduced advertising expenses and additional savings of $0.1 million were realized due to continuing general cost containment measures.

Research and development expenses for the three months ended March 31, 2003 were $3.7 million, or 14.4% of net sales, compared to $4.8 million, or 19.2% of net sales, for the three months ended March 31, 2002. The Company continued to focus its research and development activities in the second quarter of fiscal 2003 on the development of its device networking business, which includes the device server and NetSilicon product lines. Compensation related savings of $0.9 million were realized as a result of the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. Incremental research and development expenses for NetSilicon of $1.0 million in the second quarter of fiscal 2003 were partially offset by a decrease in expense of $0.9 million related to the sale of MiLAN. Additional research and development cost reductions of $0.3 million were realized as a result of continuing general cost containment measures.

General and administrative expenses for the three months ended March 31, 2003, were $4.1 million, or 16.0% of net sales, compared to $4.6 million, or 18.4% of net sales, for the three months ended March 31, 2002. General and administrative expenses decreased by $0.2 million as a result of compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. General and administrative expenses were reduced another $0.4 million relative to the second quarter of fiscal 2002 as a result of the sale of MiLAN. These decreases were partially offset by a $0.2 million increase related to professional service fees and insurance costs. As a result of the adoption of FAS 142 on October 1, 2002, the Company ceased the amortization of goodwill, resulting in a decrease in goodwill amortization expense of $0.6 million in the second quarter of fiscal 2003 relative to the second quarter of fiscal 2002. Amortization associated with acquired intangibles resulted in an increase in amortization expense of $0.5 million.

Operating expenses for the six months ended March 31, 2003, decreased $11.0 million, or 28.5%, compared to operating expenses for the six months ended March 31, 2002. Included in operating expenses for the six months ended March 31, 2002 was a loss on sale of the MiLAN division of $3.6 million in March 2002 and a charge for in-process research and development costs of $3.1 million in connection with the acquisition of NetSilicon in February 2002. As a result of the acquisition of NetSilicon on February 13, 2002, NetSilicon operating expenses for the six months ended March 31, 2003 reflect expenses for an entire six month period, compared to one-half of a quarter for the six months ended March 31, 2002. Total operating expenses decreased by $3.4 million due to compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. The acquisition of NetSilicon added incremental operating expenses of $6.7 million that were partially offset by decreased operating expenses of $5.1 million as a result of the sale of MiLAN in March 2002. Additionally, operating expenses declined by $2.2 million due to continuing general cost containment measures. As a result of the adoption of FAS 142 on October 1, 2002 the Company ceased the amortization of goodwill, resulting in a decrease in amortization expense of $1.3 million, offset by additional amortization of identifiable intangible assets of $1.3 million related to recent acquisitions. The Company also recorded a change in estimate related to the restructuring charge recorded in the fourth quarter of fiscal 2002, resulting in a decrease in operating expenses of $0.3 million. This change in estimate resulted from the renegotiation and settlement of certain previously established severance obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Sales and marketing expenses for the six months ended March 31, 2003, were $12.2 million, or 23.9% of net sales, compared to $14.5 million, or 28.8% of net sales, for the six months ended March 31, 2002. Sales and marketing expenses decreased by $1.1 million due to compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. For the six months ended March 31, 2003, incremental sales and marketing expenses of $2.9 million as a result of the NetSilicon acquisition were partially offset by a $2.5 million decrease in expense as a result of the sale of MiLAN. Sales and marketing expenses declined $1.3 million as a result of reduced advertising expenses and an additional $0.3 million in savings was realized as a result of continuing general cost containment measures.

Research and development expenses for the six months ended March 31, 2003 were $7.8 million, or 15.3% of net sales, compared to $8.6 million, or 17.0% of net sales, for the six months ended March 31, 2002. The Company focused its research and development activities in the first half of fiscal 2003 on the development of its device networking business, which includes the device server and NetSilicon product lines. Compensation related savings of $1.8 million were realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. For the six months ended March 31, 2003, incremental research and development expense of $3.5 million resulting from the acquisition of NetSilicon were partially offset by a $1.8 million decrease in expense as a result of the sale of MiLAN. Additional research and development cost reductions of $0.7 million were realized as a result of continuing general cost containment measures.

General and administrative expenses for the six months ended March 31, 2003, were $7.8 million, or 15.3% of net sales, compared to $8.8 million, or 17.5% of net sales, for the six months ended March 31, 2002. General and administrative expenses decreased by $0.5 million as a result of compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. For the six months ended March 31, 2003, incremental general and administrative expense of $0.3 million resulting from the acquisition of NetSilicon was offset by a $0.8 million decrease in expense as a result of the sale of MiLAN. As a result of the adoption of FAS 142 on October 1, 2002, the Company ceased the amortization of goodwill, resulting in a decrease in goodwill amortization expense of $1.3 million in the first half of fiscal 2003 relative to the first half of fiscal 2002, offset by additional amortization of identifiable intangible assets of $1.3 million related to recent acquisitions.

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

Accordingly, the Company was uncertain whether the technology being developed could become commercially viable. If these products were not successfully developed, the sales and profitability of the Company would be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired could become impaired.

Management estimates that $3.1 million of the purchase price represents the fair value of purchased in-process research and development related to the 7520 chip and the Net + OS v. 5.0 operating system referred to above, that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a nonrecurring, non-tax-deductible charge upon consummation of the acquisition.

The Company utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. These estimates were based on the following assumptions:

•	The estimated revenues were based upon NetSilicon’s estimate of revenue growth over the next four fiscal years from the revenue growth of primarily the Net + OS v. 5.0 and the 7520 chips.

•	The estimated gross margin was based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits. Average gross margin was approximately 57.5%.

•	The estimated selling, general and administrative expenses were based on consideration of historical operating expenses as a percentage of sales and NetSilicon’s projected operating expenses.

•	Cost to complete each project was based on estimated remaining labor hours and a fully burdened labor cost, and other direct project expenses.

•	The discount rate used in the alternative income valuation approach was based on the weighted average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

7520	35%
Net + OS v. 5.0	30%

The 7520 chip was released to production in January 2003. This chip is a derivative product capturing the price target and substantially all of the technology contemplated in the 7520 product family at the time of acquisition. The Company expects that revenue from the 7520 family may be less than originally projected at the time of the valuation, due primarily to current economic conditions. However, the Company anticipates that revenue from the product family will represent approximately the same percentage of total Company revenue as that originally projected.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

The Net + OS v. 5.0 was released to production in November 2002. The Company anticipates that the projected revenues for the Net + OS v. 5.0 will be in line with original projections.

These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

OTHER (EXPENSE) INCOME

Other expense was $0.1 million for the three months ended March 31, 2003 compared to other income of $0.1 million for the three months ended March 31, 2002. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.2 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily due to lower rates of interest earned by the Company on its marketable securities and cash equivalents. Interest expense on lines of credit, long-term debt and other was $0.3 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Other expense was $0.1 million for the six months ended March 31, 2003 compared to other income of $0.4 million for the six months ended March 31, 2002. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.5 million and $1.0 million for the six months ended March 31, 2003 and 2002, respectively. The decrease was primarily due to lower rates of interest earned by the Company on its marketable securities and cash equivalents. Interest expense on lines of credit, long-term debt and other was $0.6 million for both of the six month periods ended March 31, 2003 and 2002.

INCOME TAXES

In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during the year ended September 30, 2003 has been accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003 has been accounted for as a discrete event and has resulted in an income tax benefit of $1.4 million being recorded during the three month period ended March 31, 2003.

Income taxes have been provided for at effective rates of -24.2% and 32.0% for the six-month periods ended March 31, 2003 and 2002, respectively. The effective rate for the six month period ended March 31, 2003, adjusted for the $1.4 million income tax benefit related to the German net operating loss carryforwards

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

INCOME TAXES (CONTINUED)

that are expected to be utilized by the Company during periods subsequent to September 30, 2003, is 25.0%, compared to 32.0% for the six month period ended March 31, 2002. The decrease in the effective rate is primarily due to nondeductible goodwill associated with the loss on sale of MiLAN assets and non-deductible in-process research and development associated with the acquisition of NetSilicon in the first six months of fiscal 2002.

The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. Although realization of the associated deferred tax assets is not assured, the Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at March 31, 2003. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income tax projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at that time.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At March 31, 2003, the Company had cash, cash equivalents and marketable securities of $56.5 million compared to $58.2 million at September 30, 2002. The Company’s working capital decreased $0.1 million to $62.6 million at March 31, 2003 compared to $62.7 million at September 30, 2002.

Net cash provided by operating activities was $4.6 million for the six months ended March 31, 2003, compared to net cash provided by operating activities of $2.5 million for the six months ended March 31, 2002. Changes in operating assets and liabilities used $3.4 million and $1.9 million of cash during the six months ended March 31, 2003 and 2002, respectively. A decrease in accounts payable, accrued restructuring costs and other accrued liabilities resulted in the use of $4.6 million of cash during the six months ended March 31, 2003, compared to a decrease of $4.0 million during the same period one year ago, primarily due to payments of these liabilities. Collections of accounts receivable decreased $0.1 million for the six months ended March 31, 2003, compared to an increase in collections of $3.0 million during the same period one year ago. These changes in accounts receivable related primarily to the timing of sales in these respective periods. Inventory purchases decreased $1.4 million during the six months ended March 31, 2003, compared to an increase of $0.1 million during the same period one year ago. The decline in fiscal 2003 inventory purchases is primarily the result of improved inventory management.

Net cash used in investing activities for the six months ended March 31, 2003 was $10.3 million compared to $6.1 million provided during the same period one year ago. Net purchases of marketable securities were $7.6 million during the six months ended March 31, 2003, compared to net sales of $10.8 million during the same period one year ago. The Company used $2.0 million during the six months ended March 31, 2003 for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions which is comparable to the amount used during the same period one year ago. Proceeds from the sale of all assets of MiLAN provided $8.1 million of cash in March 2002. In February 2002, the Company used $10.4 million ($16.3 million net of cash acquired of $5.9 million) as a result of the acquisition of NetSilicon. Purchases of equipment and capital improvements were $0.7 million and $0.3 million for the six months ended March 31, 2003 and 2002, respectively. The Company anticipates total fiscal 2003 capital expenditures to range from $0.7 million to $1.0 million.

The Company used $3.5 million in financing activities during the six months ended March 31, 2003, compared to $1.3 million during the six months ended March 31, 2002. On December 13, 2002 the Company used $3.6 million to repurchase 1,162,342 shares of its common stock from Sorrento Networks Corporation (Sorrento). Principal payments on long-term debt obligations were $0.2 million during the six months ended March 31, 2002 compared to $1.3 million during the same period one year ago. Payments on the line of credit were $0.4 million during the six months ended March 31, 2002. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $0.3 million and $0.4 million for the six months ended March 31, 2003 and 2002, respectively. On May 7, 2003 the Company repurchased 1,162,341 shares of its common stock held by Sorrento for $5.0 million. The Company does not currently anticipate additional stock repurchases during fiscal 2003.

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

The following summarizes the Company’s contractual obligations at March 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods. However, this table excludes up to $6.0 million of additional purchase consideration that may be payable to the former shareholders of Inside Out Networks in the event that, in the future, these operations achieve certain development and operating milestones.

Contractual Obligations

	Payments due by fiscal period

(in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$767	$429	$429	$429	$428	$3,775	$6,257
Operating leases	650	986	762	484	447	—	3,329

Total contractual cash obligations	$1,417	$1,415	$1,191	$913	$875	$3,775	$9,586

The Company maintains a line of credit in Europe with Deutsche Bank. Available borrowing is determined by the amount maintained as collateral at a New York Deutsche Bank account, and was $1.25 million at March 31, 2003. This collateral is included in marketable securities at March 31, 2003. There were no outstanding balances on the line of credit as of March 31, 2003 or September 30, 2002.

Long-term debt consists of fixed rate, collateralized and uncollateralized notes bearing interest at rates ranging from 5.2% to 6.25%. Certain notes are collateralized by land, buildings and equipment with a carrying value of $5.4 million at March 31, 2003.

All of the long-term debt was incurred in connection with the construction of the Dortmund, Germany facility, which the Company is attempting to sell.

The lease obligations summarized above relate to various operating lease agreements for office space and equipment.

FOREIGN CURRENCY

For the three and six months ended March 31, 2003, the Company had approximately $8.5 million and $17.3 million of net sales to foreign customers, respectively. For the three months ended March 31, 2003, $5.4 million was denominated in U.S. dollars, $2.8 million was denominated in Euros, and $0.3 million was denominated in Japanese Yen. For the six months ended March 31, 2003, $11.3 million was denominated in U.S. dollars, $5.4 million was denominated in Euros, and $0.6 was denominated in Japanese Yen.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

FOREIGN CURRENCY (CONTINUED)

The Company continues to hold long-term debt in Dortmund, Germany (ITK), related to the facility in Dortmund. This debt balance, 5.8 million Euros at March 31, 2003, is subject to fluctuations as a result of Euro exchange rate changes.

INFLATION

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.

RECENT ACCOUNTING DEVELOPMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company did not adopt FAS No. 146 early and the Company has undertaken no exit or disposal activities in the first six months of fiscal 2003. Accordingly, adoption of this standard did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition Disclosure — an amendment of FAS 123” (FAS 148). This Statement amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements shall be effective for interim periods beginning after December 15, 2002. The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation. The Company has made the additional stock based employee compensation disclosures required by FAS 148 beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company is required to adopt the provisions of this interpretation for financial statements of interim or annual periods ending after December 15, 2002 and,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

accordingly, has made the additional disclosures beginning in the quarter ended March 31, 2003. The recognition provisions of this interpretation are effective for the Company for fiscal 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this interpretation to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt the provisions of this interpretation for financial statements issued after December 31, 2002. The adoption of this interpretation did not have an impact on the Company’s financial position or results of operations.

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

RISK FACTORS (CONTINUED)

The Company’s use of suppliers in Southeast Asia involves risks that could negatively impact the Company.

The Company uses suppliers in Southeast Asia. Product delivery times may be extended due to the distances involved, requiring more lead-time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays or expediting and customs issues. Any extended delay in receipt of the component parts could eliminate anticipated costs savings and have a material adverse effect on the Company’s customer relationships and profitability.

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

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers and directors, certain underwriters involved in NetSilicon’s initial public offering (“IPO”), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriter’s conduct. The action seeks damages, fees and costs associated with the litigation, and interest. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On July 15, 2002, the Company, along with 300-plus other publicly traded companies that have been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. On February 19, 2003, the Court denied the Company’s motion to dismiss. The Company and its officers and directors believe that the allegations in the complaint are without merit and intend to contest them vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and the Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amounts. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, results of operations, or financial condition of the Company.

In the normal course of business, the Company is subject to various claims and litigation, including patent and intellectual property claims. Management of the Company expects that these various litigation items will not have a material adverse effect on the results of operations or financial position of the Company.

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on January 22, 2003, the stockholders voted on the following:

a)	Proposal to elect one director, Kenneth E. Millard, for a three-year term. Mr. Millard was elected on a vote of 20,683,010 in favor and 583,939 shares withholding authority to vote.

b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for fiscal year 2003. The proposal passed on a vote of 19,487,036 in favor, 1,753,775 against, 26,138 abstentions and no broker non-votes.

PART II. OTHER INFORMATION (CONTINUED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of the Company, as Amended (1)

3(b)	Amended and Restated By-Laws of the Company (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

99	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

       There were no reports on Form 8-K for the quarterly period ended March 31, 2003.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date: May 14, 2003	By:	/s/ S. Krishnan

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Joseph T. Dunsmore Joseph T. Dunsmore President, Chief Executive Officer, and Chairman

CERTIFICATIONS (CONTINUED)

I, Subramanian Krishnan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Digi International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Subramanian Krishnan Subramanian Krishnan Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Registrant (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

99	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002	Filed Electronically