Form 10-Q
period 2003-06-30
DIGI INTERNATIONAL INC
filed 2003-08-12
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003.

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

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

Yes (X)     No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)    No (  )

On August 12, 2003, there were 20,206,159 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	Three months ended June 30		Nine months ended June 30

	2003	2002	2003	2002

Net sales	$25,567,445	$26,110,138	$76,606,512	$76,453,017
Cost of sales	10,316,051	11,227,836	30,814,138	34,947,291

Gross margin	15,251,394	14,882,302	45,792,374	41,505,726
Operating expenses:
Sales and marketing	6,165,052	7,413,299	18,387,318	21,914,812
Research and development	3,962,011	5,540,653	11,791,532	14,094,242
General and administrative	3,972,498	5,118,920	11,837,756	13,951,287
In-process research and development		—	—	3,100,000
Loss on sale of MiLAN assets	—	—	—	3,616,645
Restructuring	(168,940)	—	(435,096)	—

Total operating expenses	13,930,621	18,072,872	41,581,510	56,676,986

Gain from forgiveness of grant payable	231,786	1,067,767	298,758	1,067,767

Operating income (loss)	1,552,559	(2,122,803)	4,509,622	(14,103,493)
Other income, net	187,701	483,680	109,334	933,047

Income (loss) before income taxes and cumulative effect of accounting change	1,740,260	(1,639,123)	4,618,956	(13,170,446)
Income tax provision (benefit)	527,444	(1,051,338)	(167,882)	(4,741,361)

Income (loss) before cumulative effect of accounting change	1,212,816	(587,785)	4,786,838	(8,429,085)
Cumulative effect of accounting change	—	—	(43,865,972)	—

Net income (loss)	$1,212,816	$(587,785)	$(39,079,134)	$(8,429,085)

Net income (loss) per common share, basic:
Before cumulative effect of accounting change	$0.06	$(0.03)	$0.22	$(0.45)
Cumulative effect of accounting change	—	—	(2.04)	—

	$0.06	$(0.03)	$(1.82)	$(0.45)

Net income (loss) per common share, assuming dilution:
Before cumulative effect of accounting change	$0.06	$(0.03)	$0.22	$(0.45)
Cumulative effect of accounting change	—	—	(2.03)	—

	$0.06	$(0.03)	$(1.81)	$(0.45)

Weighted average common shares, basic	20,599,156	22,176,086	21,515,946	18,823,398

Weighted average common shares, assuming dilution	20,785,859	22,176,086	21,607,304	18,823,398

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2003 AND SEPTEMBER 30, 2002

	June 30	September 30
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,706,779	$33,490,395
Marketable securities	35,795,105	24,660,746
Accounts receivable, net	11,812,433	10,518,032
Inventories	10,816,312	12,490,767
Other	4,836,993	5,141,439

Total current assets	81,967,622	86,301,379
Property, equipment and improvements, net	20,620,891	21,538,987
Goodwill, net	3,854,462	45,835,631
Identifiable intangible assets, net	20,517,139	25,850,664
Net deferred tax assets	2,745,059	—
Other	1,175,285	1,301,034

Total assets	$130,880,458	$180,827,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$775,877	$891,220
Accounts payable	7,275,820	6,591,235
Income taxes payable	5,879,296	3,154,359
Accrued expenses:
Compensation	3,558,566	4,285,507
Deferred revenue	637,581	675,730
Other	4,132,104	5,537,936
Restructuring accruals	199,870	2,503,820

Total current liabilities	22,459,114	23,639,807
Long-term debt	4,768,605	4,988,591
Net deferred tax liabilities	—	1,019,676

Total liabilities	27,227,719	29,648,074

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 60,000,000 shares authorized; 23,154,272 and 23,154,081 shares issued	231,543	231,541
Additional paid-in capital	117,577,384	120,004,008
Retained earnings	7,762,577	46,841,711
Accumulated other comprehensive loss	(490,884)	(70,528)

	125,080,620	167,006,732
Unearned stock compensation	(108,456)	(327,310)
Treasury stock, at cost, 3,014,210 and 926,210 shares	(21,319,425)	(15,499,801)

Total stockholders’ equity	103,652,739	151,179,621

Total liabilities and stockholders’ equity	$130,880,458	$180,827,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Operating activities:
Net loss	$(39,079,134)	$(8,429,085)
Adjustments to reconcile net loss to net cash provided by operating activities
Acquired in-process research and development	—	3,100,000
Loss on sale of MiLAN assets	—	3,616,645
Gain from forgiveness of grant payable	(298,758)	(1,067,767)
Restructuring	(435,096)	—
Depreciation of property and equipment	2,304,953	2,533,251
Amortization of intangible and other assets	5,659,305	5,766,093
Goodwill impairment charge	43,865,972	—
Provision for bad debts and product returns	40,000	110,191
Provision for inventory obsolescence	910,581	917,000
Deferred income taxes	(1,415,000)	—
(Gain) loss on sale of fixed assets	(2,988)	7,716
Stock compensation	76,141	78,941
Changes in operating assets and liabilities	(2,681,235)	1,055,640

Total adjustments	48,023,875	16,117,710

Net cash provided by operating activities	8,944,741	7,688,625

Investing activities:
(Purchase) sale of held-to-maturity marketable securities, net	(11,134,359)	3,131,491
Proceeds from sale of MiLAN assets	—	8,058,932
Business acquisition, net of cash acquired	—	(10,418,955)
Contingent purchase price payments related to business acquisitions	(2,018,157)	(2,931,910)
Proceeds from sale of fixed assets	6,447	—
Purchase of property and equipment and certain other intangible assets	(1,079,367)	(653,810)

Net cash used in investing activities	(14,225,436)	(2,814,252)

Financing activities:
Payments under line of credit	—	473,251
Principal payments on long-term debt	(1,297,199)	(1,399,287)
Purchase of treasury stock	(8,554,833)	—
Stock benefit plan transactions	451,301	562,888

Net cash used in financing activities	(9,400,731)	(363,148)

Effect of exchange rate changes on cash and cash equivalents	(102,190)	27,282

Net (decrease) increase in cash and cash equivalents	(14,783,616)	4,538,507
Cash and cash equivalents, beginning of period	33,490,395	30,347,253

Cash and cash equivalents, end of period	$18,706,779	$34,885,760

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the Company or Digi), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of June 30, 2003, and for the three and nine months ended June 30, 2003 and 2002, reflect, in the opinion of management, all adjustments (which, other than the first quarter 2003 change in accounting principle as described in Note 5, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2.	ACQUISITIONS

On February 13, 2002, the Company acquired NetSilicon, Inc. (NetSilicon), a provider of silicon-based embedded networking solutions for a purchase price of $67,153,231. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as summarized below:

Fair value of tangible assets acquired	$5,596,438
Identifiable intangible assets:
Purchased and core technology	11,100,000
License agreements	2,400,000
Patents and trademarks	1,300,000
Customer maintenance contracts	700,000
Customer relationships	2,200,000
Acquired in-process research and development	3,100,000
Goodwill	39,249,915
Deferred compensation	543,819
Acquired deferred tax asset	7,866,059
Deferred tax liabilities related to identifiable intangibles	(6,903,000)

$67,153,231

As of June 30, 2003, the remaining goodwill associated with the NetSilicon acquisition is $550,961, none of which is deductible for tax purposes. As discussed further in Note 5, the majority of the goodwill recorded upon acquisition was determined to be impaired during the first quarter of fiscal 2003

The Company’s acquisition was made principally due to the complementary nature of the two companies’ device connectivity products, which would give the Company an expanded range of products and technology and allow the Company to be an early entrant in the embedded system market.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	ACQUISITIONS (CONTINUED)

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

In the table below, pro forma adjustments relating to NetSilicon include amortization of identifiable intangible assets, but exclude the amortization of goodwill in accordance with the provisions of FAS 142 (as this acquisition occurred after June 30, 2001). The pro forma net loss for the nine months ended June 30, 2002 does not include the $3,100,000 charge related to acquired in-process research and development.

Nine months ended
June 30, 2002

Net sales	$85,992,539
Net loss	$(10,910,343)
Net loss per share	$(0.49)

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

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, the Company reversed a portion of the investment grant payable and the related accrued interest payable of $1,067,767 and $456,859, respectively. The principal portion of the forgiveness of the investment grant is recorded as a component of operating loss for the third quarter of fiscal 2002, and the reversal of the accrued interest payable

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	GAIN FROM FORGIVENESS OF GRANT PAYABLE (CONTINUED)

is recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflected an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively.

During the nine months ended June 30, 2003, the Company reversed an additional $298,758 of the investment grant payable related to the portion of the grant payable that has been forgiven as a result of the Company remaining in the building through June 30, 2003. The principal portion of the forgiveness of the investment grant is recorded as a component of operating income in the three and nine months ended June 30, 2003. The Company’s consolidated balance sheet at June 30, 2003 still reflects an investment grant payable and accrued interest payable of $158,885 and $6,103, respectively. The Company anticipates it will remain in the building through August 2003, at which time, these amounts will also be forgiven.

4.	LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN Technology division (MiLAN) to Communications Systems, Inc. (CSI) for $8,059,000, resulting in a pre tax loss of $3,616,645 ($3,106,698 net of taxes). Included in the net loss on this transaction is $908,000 of severance costs related to certain former employees of MiLAN.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE

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

In connection with the adoption of FAS 142, the Company engaged an appraiser to determine the fair value of the Company as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique using fair values indicated by both the income approach and the market approach, the Company recorded a goodwill impairment charge of $43,865,972 in the first quarter of fiscal 2003, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the Central Data Corporation and INXTECH acquisitions. The impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the U.S. and worldwide economy and to a severe downturn in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, Central Data Corporation and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $3,854,462 remains on the Company’s balance sheet as of June 30, 2003.

If FAS 142 had been in effect in fiscal 2002, results of operations for the three and nine months ended June 30, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	June 30		June 30

	2003	2002	2003	2002

Income (loss):
Income (loss) before cumulative effect of accounting change	$1,213	$(588)	$4,787	$(8,429)
Add back: goodwill and assembled workforce amortization, net of tax	—	582	—	1,882

Adjusted income (loss) before cumulative effect of accounting change	$1,213	$(6)	$4,787	$(6,547)

Basic income (loss) per common share:
Reported income (loss) before cumulative effect of accounting change	$0.06	$(0.03)	$0.22	$(0.45)
Add back: goodwill and assembled workforce amortization, net of tax	—	0.03	—	0.10

Adjusted income (loss) before cumulative effect of accounting change	$0.06	$—	$0.22	$(0.35)

Diluted income (loss) per common share:
Reported income (loss) before cumulative effect of accounting change	$0.06	$(0.03)	$0.22	$(0.45)
Add back: goodwill and assembled workforce amortization, net of tax	—	0.03	—	0.10

Adjusted income (loss) before cumulative effect of accounting change	$0.06	$—	$0.22	$(0.35)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortized intangible assets as of June 30, 2003 and September 30, 2002, are comprised of the following (in thousands):

	As of June 30, 2003

	Connectivity Solutions Segment		Device Networking Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$20,114	$(14,039)	$11,100	$(2,544)
License agreements	40	(22)	2,400	(550)
Patents and trademarks	974	(510)	1,350	(298)
Customer maintenance contracts	—	—	700	(96)
Customer relationships	—	—	2,200	(302)

Total	$21,128	$(14,571)	$17,750	$(3,790)

	As of September 30, 2002

	Connectivity Solutions Segment		Device Networking Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$19,750	$(10,902)	$11,100	$(1,156)
License agreements	40	(16)	2,400	(250)
Patents and trademarks	797	(400)	1,350	(135)
Customer maintenance contracts	—	—	700	(44)
Customer relationships	—	—	2,200	(138)
Assembled workforce	1,130	(575)	—	—

Total	$21,717	$(11,893)	$17,750	$(1,723)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortization expense for the three and nine months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three months ended

	June 30, 2003		June 30, 2002

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Purchased and core technology	$1,065	$463	$945	$463
License agreements	2	100	2	100
Patents and trademarks	39	54	37	54
Customer maintenance contracts	—	17	—	17
Customer relationships	—	55	—	55

Total	$1,106	$689	$984	$689

	Nine months ended

	June 30, 2003		June 30, 2002

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Purchased and core technology	$3,137	$1,388	$2,734	$694
License agreements	6	300	6	150
Patents and trademarks	110	163	111	81
Customer maintenance contracts	—	52	—	26
Customer relationships	—	164	—	82

Total	$3,253	$2,067	$2,851	$1,033

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 and 2002 are as follows (in thousands):

	Fiscal 2003		Fiscal 2002

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Beginning balance, October 1	$6,842	$38,994	$10,521	$—
Assembled workforce, net of tax, reclassified to goodwill at October 1, 2002	338	—	—	—
Goodwill associated with NetSilicon acquisition	—	—	—	39,116
Transition impairment loss	(5,423)	(38,443)	—	—
Amortization of goodwill prior to adoption of FAS 142	—	—	(1,723)	—
Goodwill associated with the sale of MiLAN	—	—	(2,631)	—
Other, primarily contingent purchase price payments made	1,546	—	1,225	—

Ending balance, June 30	$3,303	$551	$7,392	$39,116

The Company recorded a goodwill impairment charge of $38,443,000 related to the NetSilicon reporting unit and $5,422,972 related to the Digi reporting unit upon adoption of FAS 142 in the first quarter of fiscal 2003, based upon the implied fair value of goodwill as determined pursuant to FAS 142.

Amortization expense related to intangible assets amounted to $1,794,842 and $5,320,131 for the three and nine months ended June 30, 2003. Estimated amortization expense for the remainder of fiscal 2003 and the five succeeding years is as follows (in thousands):

2003(three months)	$1,325
2004	5,136
2005	4,956
2006	4,159
2007	2,917
2008	1,425

6.	WARRANTY COSTS

The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	WARRANTY COSTS (CONTINUED)

warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty liability accrual for the three and nine month periods ended June 30, 2003 and 2002:

	Three months ended

		Accruals for
Fiscal	Balance at	warranties	Settlements	Balance at
year	March 31	issued	made	June 30

2003	$878,623	$118,415	$(118,415)	$878,623
2002	$877,650	$124,292	$(124,292)	$877,650

	Nine months ended

		Accruals for
Fiscal	Balance at	warranties	Settlements	Balance at
year	September 30	issued	made	June 30

2003	$894,875	$317,527	$(333,779)	$878,623
2002	$800,000	$531,302	$(453,652)	$877,650

The Company is not responsible and does not warrant that custom software versions created by original equipment manufacturer (OEM) customers based upon the Company’s software source code will function in a particular way, conform to any specifications, are fit for any particular purpose and does not indemnify these customers from any third party liabilities as it relates to or arises from any customization or modifications made by the OEM customer.

7.	GUARANTEE UNDER LINE OF CREDIT AGREEMENT

The Company maintains a line of credit in Europe with Deutsche Bank. Borrowings under the line of credit are limited to and collateralized by an amount maintained in a time deposit in a New York Deutsche Bank account. The principal amount of the time deposit was $1,250,000 as of June 30, 2003. This time deposit is included in marketable securities at June 30, 2003 and will mature on September 25, 2003. Upon maturity, the Company may withdraw the time deposit if there are no outstanding borrowings on the line of credit or, the Company may elect to renew the time deposit to secure anticipated line of credit borrowings. Deutsche Bank may, at its option, appropriate and apply the balance of the time deposit toward payment of any outstanding borrowings under the line of credit whether or not any part of the line of credit is due and payable. There were no outstanding balances on the line of credit as of June 30, 2003 or September 30, 2002.

8.	RESTRUCTURING

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	RESTRUCTURING (CONTINUED)

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

The Company expects to complete the September 2002 restructuring activities by March 31, 2004 as certain automobile and building lease payments are scheduled to be paid through that date. Cash outlays of $192,161, $1,164,381, $626,344 and $78,129 were charged against the restructuring accruals during the fourth quarter of 2002 and the first, second and third quarters of fiscal 2003, respectively. These cash outlays were funded by cash generated from the Company’s operations. The Company recorded a change in estimate adjustment of $435,096 in the nine months ended June 30, 2003 that was reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The change in estimate resulted primarily from favorable settlements of previously agreed to severance amounts including related legal fees. The Company anticipates the majority of future cash outlays will occur in the fourth quarter of fiscal 2003 with a small amount occurring in the first and second quarters of 2004 related to building and automobile lease cancellation fees. These anticipated future cash outlays will be funded by cash generated from the Company’s operations.

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, Minnesota and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. All of these costs were paid in fiscal 2002.

The Company’s restructuring activities are summarized as follows:

	Balance at		Change in
	September 30,		Estimate	Balance at
Description	2002	Payments	Adjustments	June 30, 2003

September 2002 Digi Restructuring Plan:
- Severance and termination costs	$1,386,042	$(1,042,848)	$(343,194)	$—
- Building closing / lease cancellation fees	72,000	(56,087)	(15,913)	—
- Cancellation fees for automobile leases	29,448	(7,766)	(3,282)	18,400
- Legal and Professional Fees	158,896	(46,116)	(72,707)	40,073

Subtotal	1,646,386	(1,152,817)	(435,096)	58,473

September 2002 NetSilicon Restructuring Plan:
- Severance and termination costs	660,538	(641,135)	—	19,403
- Building closing / lease cancellation fees	161,376	(39,382)	—	121,994
- Cancellation fees for automobile leases	35,520	(35,520)	—	—

Subtotal	857,434	(716,037)	—	141,397

Totals	$2,503,820	$(1,868,854)	$(435,096)	$199,870

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 2003 and September 30, 2002 consisted of the following:

	June. 30, 2003	Sept. 30, 2002

Raw materials	$7,507,148	$9,579,271
Work in process	1,006,394	353,470
Finished goods	2,302,770	2,558,026

	$10,816,312	$12,490,767

10.	SEGMENT INFORMATION

Prior to the acquisition of NetSilicon, as described in Note 2, the Company operated in a single reportable business segment. With the acquisition of NetSilicon, the Company now operates in two reportable segments. The Company has determined that Inside Out Networks can be aggregated with all other operations of the Company, excluding NetSilicon and the Device Server product line, that together are reported as the Connectivity Solutions reporting segment. The NetSilicon operating segment and the Device Server product line comprise the Device Networking Solutions reporting segment, formerly known as Embedded Networking Solutions, prior to fiscal year 2003.

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

Device Networking Solutions – Device Networking Solutions are integrated hardware and software solutions for manufacturers who want to build network-ready products. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated semiconductor and controller products. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	SEGMENT INFORMATION (CONTINUED)

operations of NetSilicon and the Device Server product line comprise this segment. NetSilicon is located in Waltham, Massachusetts.

Summary financial data by business segment is presented below for the three and nine months ended June 30, 2003 and 2002:

	Three months ended June 30, 2003			Three months ended June 30, 2002

	Connectivity	Device		Connectivity	Device
(In thousands)	Solutions	Networking	Total	Solutions	Networking	Total

Net sales	$17,481	$8,086	$25,567	$19,363	$6,747	$26,110
Operating income (loss)	4,559	(3,006)	1,553	3,850	(5,973)	(2,123)
Total assets	$108,008	$22,872	$130,880	$115,958	$69,892	$185,850

	Nine months ended June 30, 2003			Nine months ended June 30, 2002

	Connectivity	Device		Connectivity	Device
(In thousands)	Solutions	Networking	Total	Solutions	Networking	Total

Net sales	$53,730	$22,877	$76,607	$65,130	$11,323	$76,453
Operating income (loss)	13,921	(9,411)	4,510	(2,201)	(11,902)	(14,103)
Total assets	$108,008	$22,872	$130,880	$115,958	$69,892	$185,850

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income (loss) before income taxes and cumulative effect of accounting change follows:

	Three months ended		Nine months ended

	June 30	June 30	June 30	June 30
(In thousands)	2003	2002	2003	2002

Operating income (loss) - Connectivity Solutions	$4,559	$3,850	$13,921	$(2,201)
Operating loss - Device Networking	(3,006)	(5,973)	(9,411)	(11,902)

	1,553	(2,123)	4,510	(14,103)
Other income, net	187	484	109	933

Consolidated income (loss) before income taxes and cumulative effect of accounting change	$1,740	$(1,639)	$4,619	$(13,170)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	SEGMENT INFORMATION (CONTINUED)

The Company adopted the provisions of FAS 142 (see Note 5) on October 1, 2002. In connection with the adoption of FAS 142, the Company recorded a goodwill impairment charge of $43,865,972 in the first quarter of fiscal 2003, attributable to an impairment of the carrying value of goodwill related to the NetSilicon acquisition and other acquisitions. The Company recorded a goodwill impairment charge related to the Device Networking Solutions and Connectivity Solutions segments of $38,443,000 and $5,422,972, respectively. The charge is reported as a cumulative effect of a change in accounting principle.

The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $3,854,462 remains on the Company’s balance sheet as of June 30, 2003.

11.	STOCK-BASED COMPENSATION

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

Had the Company applied the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation,” to stock-based compensation, the Company’s net income (loss) and net income (loss) per share would have decreased to the pro forma amounts indicated below:

	Three months ended June 30		Nine months ended June 30

	2003	2002	2003	2002

Net income (loss) as reported	$1,212,816	$(587,785)	$(39,079,134)	$(8,429,085)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	11,893	34,577	46,446	51,865
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(583,444)	(866,389)	(1,896,981)	(4,389,408)

Pro forma net income (loss)	$641,265	$(1,419,597)	$(40,929,669)	$(12,766,628)

Income (loss) per share:
Basic - as reported	$0.06	$(0.03)	$(1.82)	$(0.45)
Basic - pro forma	$0.03	$(0.06)	$(1.90)	$(0.68)
Diluted - as reported	$0.06	$(0.03)	$(1.81)	$(0.45)
Diluted - pro forma	$0.03	$(0.06)	$(1.89)	$(0.68)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	INCOME TAXES

In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during the year ended September 30, 2003 has been accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003 has been accounted for as a discrete event and resulted in an income tax benefit of $1,415,000 being recorded during the three month period ended March 31, 2003.

Income taxes have been provided for at effective rates of –3.6% and 36.0% for the nine-month periods ended June 30, 2003 and 2002, respectively. The effective rate for the nine month period ended June 30, 2003, adjusted for the $1,415,000 income tax benefit related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003, is 27.0%, compared to 36.0% for the nine month period ended June 30, 2002. The decrease in the effective rate is primarily due to foreign sourced income taxed at a lower rate than the U.S. statutory rate.

The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. Although realization of the associated deferred tax assets is not assured, the Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at June 30, 2003. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income tax projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at that time.

13.	COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive income (loss) for the three and nine months ended June 30, 2003 and 2002 was as follows:

	Three months ended		Nine months ended
	June 30		June 30

	2003	2002	2003	2002

Net income (loss)	$1,212,816	$(587,785)	$(39,079,134)	$(8,429,085)
Foreign currency translation adjustments	(234,662)	(220,972)	(420,356)	(21,550)

Comprehensive income (loss)	$978,154	$(808,757)	$(39,499,490)	$(8,450,635)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	NET INCOME (LOSS) PER SHARE

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

The following table is a reconciliation of the numerators and denominators in the income (loss) per share calculations:

	Three months ended		Nine months ended
	June 30		June 30

	2003	2002	2003	2002

Numerator:
Net income (loss)	$1,212,816	$(587,785)	$(39,079,134)	$(8,429,085)

Denominator:
Denominator for basic income (loss) per share - weighted average shares outstanding	20,599,156	22,176,086	21,515,946	18,823,398
Effect of dilutive securities:
Employee stock options	186,703	—	91,358	—

Denominator for diluted income (loss) per share - adjusted weighted average shares	20,785,859	22,176,086	21,607,304	18,823,398

Basic income (loss) per share	$0.06	$(0.03)	$(1.82)	$(0.45)

Diluted income (loss) per share	$0.06	$(0.03)	$(1.81)	$(0.45)

Common equivalent shares of 9,999 and 64,869 for the three and nine month periods ended June 30, 2002 resulting from common stock options were not included in the computation of diluted loss per share as their effect is antidilutive because of the net losses incurred by the Company during these periods. Had the Company generated net income during these periods, these equivalent shares related to outstanding options would have been included in the computation of diluted income per share.

Options to purchase 5,516,464 shares and 5,541,964 shares for the three and nine month periods ended June 30, 2003, and options to purchase 6,353,286 and 5,096,866 shares for the three and nine month periods ended June 30, 2002, were not included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of common shares and therefore their effect would be antidilutive whether or not the Company generated net income.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” income before cumulative effect of accounting change has been used in determining diluted income per share for the nine months ended June 30, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	RECENT ACCOUNTING DEVELOPMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company did not adopt FAS No. 146 early and the Company has undertaken no exit or disposal activities in the first nine months of fiscal 2003. Accordingly, adoption of this standard did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation –Transition Disclosure – an amendment of FAS 123” (FAS 148). This Statement amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation. The Company has made the additional stock based employee compensation disclosures required by FAS 148 beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company is required to adopt the provisions of this interpretation for financial statements of interim or annual periods ending after December 15, 2002 and, accordingly, are reflected in the Company’s financial statement disclosures related to accounting for warranty costs in Note 6 and line of credit guarantee in Note 7. The recognition provisions of this interpretation are effective for the Company for fiscal 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have an impact on the Company’s financial position or results of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The provisions of FAS 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has reviewed the provisions of FAS 149 and determined that the Company does not currently have any derivative instruments or hedging activities to which FAS 149 applies. The Company will continue to monitor its activities and evaluate the applicability of FAS 149 on future transactions. The Company does not expect the adoption of this interpretation to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has not completed its analysis of the effects of FAS 150, but does not expect the adoption to impact its financial position or results of operations.

16.	LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers, certain underwriters involved in NetSilicon’s initial public offering (“IPO”), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. We believe that the claims against us are without merit and have defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On July 15, 2002, the Company, along with 300-plus other publicly traded companies that have been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. On February 19, 2003, the Court denied the Company’s motion to dismiss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.	LEGAL PROCEEDINGS (CONTINUED)

In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters that provides for coverage of up to a maximum of $10 million per occurrence. The Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2002, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. The Company believes the insurance claim will be approved based on discussion with representatives of the insurance company and our legal counsel who represents us in this matter. The Company also considers the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially sound insurance company. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, results of operations, or financial condition of the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributors and original equipment manufacturer (OEM) customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs and distributors. In some of the Company’s transactions prior to March of 2002, risks and rewards of ownership did not pass to the customer until the product was received by the customer. In such cases, the revenues were deferred until customer receipt of the product shipped. Sales to authorized domestic distributors and original equipment manufacturers are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales to the respective distributors and resellers, and are charged to operations as a reduction in revenue in the same period as the corresponding sales. The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. If actual return or replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required.

The Company also generates revenue from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. Revenue from software maintenance obligations is deferred and recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable. Unearned software maintenance and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet. Generally, the Company recognizes revenue under agreements for nonrecurring engineering services using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual contracts. However, the Company defers revenues from nonrecurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery cannot be accurately estimated

The Company’s software development tools and development boards often include multiple elements — hardware, software, post contract customer support (“PCS”), limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes revenue related to these multiple element arrangements in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2.” Revenue related to the sale of these

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

development products is allocated to the various elements based on vendor-specific objective evidence of fair value as determined by the price charged for each element when sold separately.

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

The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. A discounted cash flow technique was utilized in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $3,854,462 remains on the Company’s balance sheet as of June 30, 2003.

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of sales:

	Three months		%	Nine months		%
	ended		Increase	ended		Increase
	June 30		(decrease)	June 30		(decrease)

	2003	2002		2003	2002

Net sales	100.0	100.0	(2.1)%	100.0	100.0	0.2%
Cost of sales	40.3	43.0	(8.1)	40.2	45.7	(11.8)

Gross margin	59.7	57.0	2.5	59.8	54.3	10.3
Operating expenses:
Sales and marketing	24.1	28.4	(16.8)	24.0	28.7	(16.1)
Research and development	15.5	21.2	(28.5)	15.4	18.4	(16.3)
General and administrative	15.5	19.6	(22.4)	15.5	18.2	(15.1)
Acquired in-process research and development	—	—	—	—	4.1	(100.0)
Loss on sale of MiLAN assets	—	—	—	—	4.7	(100.0)
Restructuring	(0.6)	—	(100.0)	(0.6)	—	(100.0)

Total operating expenses	54.5	69.2	(22.9)	54.3	74.1	(26.6)

Gain from forgiveness of grant payable	0.9	4.1	(78.3)	0.4	1.4	(72.0)
Operating income (loss)	6.1	(8.1)	173.1	5.9	(18.4)	132.0
Other income, net	0.7	1.8	(61.2)	0.1	1.2	(88.3)

Income (loss) before income taxes and cumulative effect of accounting change	6.8	(6.3)	206.2	6.0	(17.2)	135.1
Income tax provision (benefit)	2.1	(4.0)	(150.1)	(0.2)	(6.2)	(96.5)

Income (loss) before cumulative effect of accounting change	4.7	(2.3)	306.3	6.2	(11.0)	156.8
Cumulative effect of accounting change	—	—	—	(57.2)	—	(100.0)

Net income (loss)	4.7	(2.3)	306.3%	(51.0)	(11.0)	(363.6)%

The following events significantly impacted the Company’s operations during the three and nine month periods ended June 30, 2003 and 2002:

•	In February 2002 the Company acquired NetSilicon, Inc., a provider of silicon-based embedded networking solutions for a purchase price of $67.2 million. The acquisition resulted in a new business segment called Device Networking Solutions. Sales from this segment were $8.1 million and $22.9 million during the three and nine month periods ended June 30, 2003, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

•	In March 2002, the Company sold the assets of its MiLAN Technology division for $8.1 million.

•	In September 2002, the Company implemented two restructuring plans resulting in workforce reductions of 88 employees worldwide.

•	In connection with the adoption of FAS 142 on October 1, 2002, the Company recorded a goodwill impairment charge of $43.9 million. The charge was recorded as a cumulative effect of a change in accounting principle.

•	In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during the year ended September 30, 2003 has been accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003 has been accounted for as a discrete event and has resulted in an income tax benefit of $1.4 million being recorded during the three month period ended March 31, 2003.

•	During the nine months ended June 30, 2003 and 2002 the Company recognized $0.3 million and $1.1 million, respectively, as a gain from forgiveness of an investment grant payable. In addition, for the nine months ended June 30, 2002, $0.5 million of related accrued interest payable was recorded as a component of other income.

NET SALES

Net sales for the three and nine months ended June 30, 2003, were $25.6 million and $76.6 million compared to net sales of $26.1 million and $76.4 million for the three and nine months ended June 30, 2002. Net sales decreased by $0.5 million, or 2.0%, and increased by $0.2 million, or 0.2%, in the three and nine-month periods ended June 30, 2003 compared to the same periods in the prior fiscal year. The Company’s pricing is generally inelastic. The changes in net sales are primarily a result of volume fluctuations, in addition to customer and product mix changes.

The following tables set forth revenue by segment, for the three and nine month periods ended June 30, 2003 and June 30, 2002, expressed in thousands of dollars and as a percentage of net sales:

	Three months ended		Three months ended
	June 30, 2003		June 30, 2002

Connectivity Solutions	$17,481	68.4%	$19,363	74.2%
Device Networking Solutions	8,086	31.6%	6,747	25.8%

Total	$25,567	100.0%	$26,110	100.0%

	Nine months ended		Nine months ended
	June 30, 2003		June 30, 2002

Connectivity Solutions	$53,730	70.1%	$65,130	85.2%
Device Networking Solutions	22,877	29.9%	11,323	14.8%

Total	$76,607	100.0%	$76,453	100.0%

Connectivity Solutions net sales decreased $1.9 million and $11.4 million in the three and nine month periods ended June 30, 2003 compared to the three and nine month periods ended June 30, 2002. Net sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

NET SALES (CONTINUED)

by MiLAN, which the Company sold on March 25, 2002, were $5.8 million in the nine-month period ended June 30, 2002. In addition to the impact of the general slow down in the economy, certain of the Connectivity Solution products are positioned in mature markets that are declining. Although these markets are declining, the Company’s Connectivity Solution products have maintained or increased their market share.

Net sales generated by the Device Networking segment were $8.1 million and $22.9 million in the three and nine month periods ended June 30, 2003, compared to $6.7 million and $11.3 million in the three and nine month periods ended June 30, 2002. The increase in net sales is primarily the result of the timing of the February 2002 acquisition of NetSilicon and a continued increase in the net sales of the Company’s Device Server product line.

GROSS MARGIN

Gross margin for the three and nine months ended June 30, 2003 was 59.7% and 59.8%, compared to 57.0% and 54.3% for the three and nine months ended June 30, 2002. Consolidation of the Company’s manufacturing operations has improved operating efficiencies. In addition, material cost savings have also contributed to the increase in gross margin. The acquisition of NetSilicon and sale of the MiLAN division contributed to the increase in gross margin because NetSilicon products have a higher gross margin than LAN connectivity products that were sold by MiLAN. In the three and nine month periods ended June 30, 2002, one-time acquisition-related costs of $0.2 million and $0.6 million , respectively, for NetSilicon contributed to lower gross margins.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2003 decreased $4.1 million, or 22.9%, compared to operating expenses for the three months ended June 30, 2002. Total operating expenses decreased by $1.7 million due to compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. Additionally, operating expenses decreased by $1.7 million due to continuing cost containment measures, largely related to tighter spending guidelines implemented by the Company related to discretionary spending. As a result of the adoption of FAS 142 on October 1, 2002 the Company ceased the amortization of goodwill, resulting in a decrease in amortization expense of $0.5 million. The Company also recorded a change in estimate related to the September 2002 Digi Restructuring Plan, resulting in a decrease in operating expenses of $0.2 million. This change in estimate resulted primarily from settlements of certain previously established severance obligations and related legal fees.

Sales and marketing expenses for the three months ended June 30, 2003, were $6.2 million, or 24.1% of net sales, compared to $7.4 million, or 28.4% of net sales, for the three months ended June 30, 2002. Sales and marketing expenses decreased by $0.5 million due to compensation related savings realized as a result of the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. Sales and marketing expense decreased $0.7 million primarily as a result of continuing general cost containment measures, primarily related to travel and customer entertainment costs.

Research and development expenses for the three months ended June 30, 2003 were $4.0 million, or 15.5% of net sales, compared to $5.5 million, or 21.2% of net sales, for the three months ended June 30, 2002. The Company continued to focus its research and development activities in the third quarter of fiscal 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

on the development of its device networking business, which includes the device server and NetSilicon product lines. Compensation related savings of $0.9 million were realized as a result of the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. Additional research and development cost reductions of $0.6 million were realized as a result of continuing general cost containment measures.

General and administrative expenses for the three months ended June 30, 2003, were $4.0 million, or 15.5% of net sales, compared to $5.1 million, or 19.6% of net sales, for the three months ended June 30, 2002. Compensation related savings of $0.3 million were realized as a result of the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. As a result of the adoption of FAS 142 on October 1, 2002, the Company ceased the amortization of goodwill, resulting in a decrease in goodwill amortization expense of $0.5 million in the third quarter of fiscal 2003 relative to the third quarter of fiscal 2002. Also contributing to the reduction in general and administrative expenses was savings of $0.3 million realized primarily as a result of continuing general cost containment measures, primarily related to legal fees.

Operating expenses for the nine months ended June 30, 2003 decreased $15.1 million, or 26.6%, compared to operating expenses for the nine months ended June 30, 2002. Included in operating expenses for the nine months ended June 30, 2002 was a loss on sale of the MiLAN division of $3.6 million in March 2002 and a charge for in-process research and development costs of $3.1 million in connection with the acquisition of NetSilicon in February 2002. As a result of the acquisition of NetSilicon on February 13, 2002, operating expenses for the nine months ended June 30, 2003 include NetSilicon expenses for an entire nine month period, compared to four and one-half months for the nine months ended June 30, 2002 resulting in incremental operating expenses of $5.6 million that were partially offset by decreased operating expenses of $4.9 million as a result of the sale of MiLAN in March 2002. Total operating expenses decreased by $5.1 million due to compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. Additionally, operating expenses declined by $3.2 million due to continuing general cost containment measures, largely related to tighter spending guidelines implemented by the Company related to discretionary spending. As a result of the adoption of FAS 142 on October 1, 2002 the Company ceased the amortization of goodwill, resulting in a decrease in amortization expense of $1.7 million, partially offset by additional amortization of identifiable intangible assets of $1.3 million primarily related to the recent acquisition of NetSilicon. The Company also recorded a change in estimate related to the restructuring charge recorded in the fourth quarter of fiscal 2002, resulting in a decrease in operating expenses of $0.4 million. This change in estimate resulted primarily from the renegotiation and settlement of certain previously established severance obligations including related legal fees.

Sales and marketing expenses for the nine months ended June 30, 2003, were $18.4 million, or 24.0% of net sales, compared to $21.9 million, or 28.7% of net sales, for the nine months ended June 30, 2002. Sales and marketing expenses decreased by $1.6 million due to compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. For the nine months ended June 30, 2003, incremental sales and marketing expenses of $3.0 million as a result of the NetSilicon acquisition were partially offset by a $2.5 million decrease in expense as a result of the sale of MiLAN. Sales and marketing expenses declined $1.2 million as a result of reduced advertising expenses and an additional $1.2 million in savings was realized primarily as a result of continuing general cost containment measures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Research and development expenses for the nine months ended June 30, 2003 were $11.8 million, or 15.4% of net sales, compared to $14.1 million, or 18.4% of net sales, for the nine months ended June 30, 2002. The Company focused its research and development activities in the first nine months of fiscal 2003 on the development of its device networking business, which includes the device server and NetSilicon product lines. Compensation related savings of $2.8 million were realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. For the nine months ended June 30, 2003, incremental research and development expense of $3.1 million resulting from the acquisition of NetSilicon was partially offset by a $1.8 million decrease in expense as a result of the sale of MiLAN. Additional research and development cost reductions of $0.8 million were realized primarily as a result of continuing general cost containment measures.

General and administrative expenses for the nine months ended June 30, 2003, were $11.8 million, or 15.5% of net sales, compared to $14.0 million, or 18.2% of net sales, for the nine months ended June 30, 2002. General and administrative expenses decreased by $0.7 million as a result of compensation related savings realized from the restructuring plan executed in Minneapolis, Europe and NetSilicon in the fourth quarter of fiscal 2002. For the nine months ended June 30, 2003, general and administrative expense decreased $0.6 million as a result of the sale of MiLAN. As a result of the adoption of FAS 142 on October 1, 2002, the Company ceased the amortization of goodwill, resulting in a decrease in goodwill amortization expense of $1.7 million in the first nine months of fiscal 2003 relative to the comparable period in fiscal 2002, partially offset by additional amortization of identifiable intangible assets of $1.3 million primarily related to the recent acquisition of NetSilicon. Additional general and administrative cost reductions of $0.5 million were realized primarily as a result of continuing general cost containment measures.

GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK International, Inc. (ITK) in July 1998, the Company assumed a liability for an investment grant of $1,525,410 payable to the German government relating to construction of the ITK facility in Dortmund, Germany. The investment grant contained a provision that the grant would be forgiven if ITK retained a specified number of employees in the facility for a five-year period. Because ITK was not in compliance with the minimum employment requirements of the grant at the time of the acquisition or subsequent to the acquisition, the Company continued to reflect the grant payable as a liability and to accrue interest on the principal balance of the grant.

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, the Company reversed a portion of the investment grant payable and the related accrued interest payable of $1,067,767 and $456,859, respectively. The principal portion of the forgiveness of the investment grant is recorded as a component of operating loss for the third quarter of fiscal 2002, and the reversal of the accrued interest payable is recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflected an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

GAIN FROM FORGIVENESS OF GRANT PAYABLE (CONTINUED)

During the nine months ended June 30, 2003, the Company reversed an additional $298,758 of the investment grant payable related to the portion of the grant payable that has been forgiven as a result of the Company remaining in the building through June 30, 2003. The principal portion of the forgiveness of the investment grant is recorded as a component of operating income in the three and nine months ended June 30, 2003. The Company’s consolidated balance sheet at June 30, 2003 still reflects an investment grant payable and accrued interest payable of $158,885 and $6,103, respectively. The Company anticipates it will remain in the building through August 2003, at which time, these amounts will also be forgiven.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On February 13, 2002, the Company acquired NetSilicon, Inc. (NetSilicon), a provider of silicon-based embedded networking solutions for a purchase price of $67.2 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. Included in the purchase price allocation was a $3.1 million charge to acquired in-process research and development. At the time of acquisition, NetSilicon had development projects in process including the Net + 20 microprocessor (subsequently renamed the 7520 microprocessor) and the Net + OS v. 5.0 software suite. The 7520 project involved the design and development of a low cost, high performance networking microprocessor. The Net + OS v. 5.0 project included significant and innovative advancements to the NetSilicon software platform in the areas of security, management and ease of use. The design, verification and other processes involved in the 7520 project required tools and skills that were new to NetSilicon. Similarly, the advanced and innovative features being developed for inclusion in the Net + OS v 5.0 software platform differed from existing Net + OS features.

Accordingly, the Company was uncertain whether the technology being developed could become commercially viable. If these products were not successfully developed, the sales and profitability of the Company would be adversely affected in future periods. Additionally, the value of other identifiable intangible assets and goodwill acquired could become impaired.

Management estimated that $3.1 million of the purchase price represented the fair value of purchased in-process research and development related to the 7520 chip and the Net + OS v. 5.0 software platform referred to above, that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a nonrecurring, non-tax-deductible charge upon consummation of the acquisition.

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

OTHER (EXPENSE) INCOME

Other income, net was $0.2 million for the three months ended June 30, 2003 compared to other income, net of $0.5 million for the three months ended June 30, 2002. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.2 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to lower average cash and marketable securities balances in the third quarter of 2003 compared to the third quarter of 2002. Interest expense on lines of credit and long-term debt was $0.2 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively. Other income was $0.2 million for the three months ended June 30, 2003. Other income was $0.3 million for the three months ended June 20, 2002, primarily related to a $0.5 million reversal of accrued interest on the Dortmund investment grant payable resulting from forgiveness of a portion of the grant.

Other income, net was $0.1 million for the nine months ended June 30, 2003 compared to other income, net of $0.9 million for the nine months ended June 30, 2002. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.7 million and $1.2 million for the nine months ended June 30, 2003 and 2002, respectively. The decrease was primarily due to lower average cash and marketable securities balances during the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. Interest expense on lines of credit and long-term debt was $0.4 million

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OTHER (EXPENSE) INCOME (CONTINUED)

and $0.3 million for the nine month periods ended June 30, 2003 and 2002. Other expense was $0.2 million for the nine months ended June 30, 2003. Other expense was flat for the nine months ended June 20, 2002 as the $0.5 million reversal of accrued interest on the Dortmund investment grant payable resulting from forgiveness of a portion of the grant, was offset by other expenses.

INCOME TAXES

In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during the year ended September 30, 2003 has been accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003 has been accounted for as a discrete event and resulted in an income tax benefit of $1.4 million being recorded during the three month period ended March 31, 2003.

Income taxes have been provided for at effective rates of –3.6% and 36.0% for the nine-month periods ended June 30, 2003 and 2002, respectively. The effective rate for the nine month period ended June 30, 2003, adjusted for the $1.4 million income tax benefit related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003, is 27.0%, compared to 36.0% for the nine month period ended June 30, 2002. The decrease in the effective rate is primarily due to foreign sourced income taxed at a lower rate than the U.S. statutory rate.

The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. Although realization of the associated deferred tax assets is not assured, the Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at June 30, 2003. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income tax projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at that time.

GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE

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

GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

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

In connection with the adoption of FAS 142, the Company engaged an appraiser to determine the fair value of the Company as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique using fair values indicated by both the income approach and the market approach, the Company recorded a goodwill impairment charge of $43,865,972 in the first quarter of fiscal 2003, attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon and goodwill related to the Central Data Corporation and INXTECH acquisitions. The impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the U.S. and worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, Central Data Corporation and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $3,854,462 remains on the Company’s balance sheet as of June 30, 2003.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At June 30, 2003, the Company had cash, cash equivalents and marketable securities of $54.5 million compared to $58.2 million at September 30, 2002. The Company’s working capital decreased $3.2 million to $59.5 million at June 30, 2003 compared to $62.7 million at September 30, 2002.

Net cash provided by operating activities was $8.9 million for the nine months ended June 30, 2003, compared to net cash provided by operating activities of $7.7 million for the nine months ended June 30, 2002. Changes in operating assets and liabilities used $2.7 million and provided $1.1 million of cash during the nine months ended June 30, 2003 and 2002, respectively. During the nine months ended June 30, 2003, the restructuring accrual decreased $1.9 million resulting from payments against the accrual. In addition, accounts receivable increased by $0.7 million, resulting primarily from the timing of sales relative to the end of the quarter. During the nine months ended June 30, 2002, inventories and accounts receivable

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

decreased $2.2 million and $4.3 million, respectively, due to inventory purchases and the timing of sales relative to the end of the quarter. In addition accounts payable declined $4.9 million due to the timing of payments made by the Company to its suppliers.

Net cash used in investing activities for the nine months ended June 30, 2003 was $14.2 million compared to $2.8 million during the same period one year ago. Net purchases of marketable securities were $11.1 million during the nine months ended June 30, 2003, compared to net sales of $3.1 million during the same period one year ago. The Company used $2.0 million during the nine months ended June 30, 2003 for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions compared to $2.9 million during the same period one year ago. Proceeds from the sale of all assets of MiLAN provided $8.1 million of cash in March 2002. In February 2002, the Company used $10.4 million ($16.3 million net of cash acquired of $5.9 million) as a result of the acquisition of NetSilicon. Purchases of equipment, capital improvements and other assets were $1.1 million and $0.7 million for the nine months ended June 30, 2003 and 2002, respectively. The Company anticipates total fiscal 2003 expenditures for equipment, capital improvements and other assets to range from $1.1 million to $1.5 million.

The Company used $9.4 million in financing activities during the nine months ended June 30, 2003, compared to $0.4 million during the nine months ended June 30, 2002. During the nine months ended June 30, 2003, the Company used $8.6 million to repurchase 2,324,683 shares of its common stock from Sorrento Networks Corporation (Sorrento). Principal payments on long-term debt obligations were $1.3 million during the nine months ended June 30, 2003 compared to $1.4 million during the same period one year ago. Borrowings on the Company’s line of credit were $0.5 million during the nine months ended June 30, 2002. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $0.5 million for both of the nine month periods ended June 30, 2003 and 2002. The Company does not currently anticipate additional stock repurchases during fiscal 2003.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future capital requirements.

The following summarizes the Company’s contractual obligations at June 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods. However, this table excludes up to $6.0 million of additional purchase consideration that may be payable to the former shareholders of Inside Out Networks in the event that, in the future, these operations achieve certain development and operating milestones.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Contractual Obligations

	Payments due by fiscal period

(in thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Long-term debt	$776	$382	$382	$382	$382	$3,241	$5,545
Operating leases	326	1,005	783	494	447	—	3,055

Total contractual cash obligations	$1,102	$1,387	$1,165	$876	$829	$3,241	$8,600

The Company maintains a line of credit in Europe with Deutsche Bank. Available borrowing is determined by the amount maintained as collateral at a New York Deutsche Bank account, and was $1.25 million at June 30, 2003. This collateral is included in marketable securities at June 30, 2003. There were no outstanding borrowings on the line of credit as of June 30, 2003 or September 30, 2002.

Long-term debt consists of fixed rate, collateralized and uncollateralized notes bearing interest at rates ranging from 5.2% to 6.25%. Certain notes are collateralized by land, buildings and equipment with a carrying value of $5.7 million at June 30, 2003. All of the Company’s long-term debt was incurred in connection with the construction of the Dortmund, Germany facility, which the Company is attempting to sell.

In June 2003, the Company paid the outstanding balance ($1.1 million) of the 5.2% fixed rate long term collateralized note that was originally payable in semi-annual installments through December 30, 2017. The Company is considering making additional principal payments prior to scheduled maturities if market conditions are deemed appropriate.

The lease obligations summarized above relate to various operating lease agreements for office space and equipment.

FOREIGN CURRENCY

For the three and nine months ended June 30, 2003, the Company had approximately $9.5 million and $26.8 million of net sales to foreign customers, respectively. For the three months ended June 30, 2003, $6.5 million was denominated in U.S. dollars, $2.8 million was denominated in Euros, and $0.2 million was denominated in Japanese Yen. For the nine months ended June 30, 2003, $17.8 million was denominated in U.S. dollars, $8.3 million was denominated in Euros, and $0.7 was denominated in Japanese Yen.

The Company continues to hold long-term debt in Dortmund, Germany (ITK), related to the facility in Dortmund. This debt balance, 4.8 million Euros at June 30, 2003, is subject to fluctuations as a result of Euro exchange rate changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

INFLATION

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.

RECENT ACCOUNTING DEVELOPMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and the recognition of a liability for those related costs. The principal difference between FAS 146 and prior guidance relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under previous rules, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Generally, the provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company did not adopt FAS No. 146 early and the Company has undertaken no exit or disposal activities in the first nine months of fiscal 2003. Accordingly, adoption of this standard did not impact the Company’s financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation –Transition Disclosure – an amendment of FAS 123” (FAS 148). This Statement amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation. The Company has made the additional stock based employee compensation disclosures required by FAS 148 beginning in the quarter ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures required in financial statements concerning obligations under certain guarantees. It also clarifies the requirements related to the recognition of liabilities by a guarantor at the inception of certain guarantees. The Company is required to adopt the provisions of this interpretation for financial statements of interim or annual periods ending after December 15, 2002 and, accordingly, has made the additional disclosures beginning in the quarter ended March 31, 2003. The recognition provisions of this interpretation are effective for the Company for fiscal 2003 and are applicable only to guarantees issued or modified after December 31, 2002. The Company’s adoption of this interpretation did not have an impact on its financial position or results of operations.

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

RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The provisions of FAS 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has reviewed the provisions of FAS 149 and determined that the Company does not currently have any derivative instruments or hedging activities to which FAS 149 applies. The Company will continue to monitor its activities and evaluate the applicability of FAS 149 on future transactions. The Company does not expect the adoption of this interpretation to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (FAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company has not completed its analysis of the effects of FAS 150, but does not expect the adoption to impact its financial position or results of operations.

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

A substantial portion of the company’s recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment and security equipment. The Company’s financial performance is dependent upon the development of the intelligent device markets that the Company is targeting, and the Company’s ability to successfully compete and sell its products to manufacturers of these intelligent devices.

Certain of the Company’s products that generate a substantial amount of its revenue are sold into mature markets, which could limit the Company’s ability to generate revenue from these products.

Certain of the Company’s products provide asynchronous and synchronous data transmissions via add-on cards. The market for add-on asynchronous and synchronous data communications cards is a mature market. Furthermore, certain applications of the Company’s embedded network interface cards are also considered mature. Asynchronous, synchronous, and network interface cards currently generate about one-half of the Company’s revenues. As the overall market for these products decreases due to the adoption of new technologies, the Company expects that its revenues from these products will continue to decline. As a result, the Company’s future prospects depend in large part on its ability to develop or acquire and successfully market additional products that address growth markets.

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

The Company’s products have historically been sold into highly concentrated customer markets. Two customers comprised more than 10% each of net sales each during the fiscal years ended 2002, 2001, and 2000: Tech Data at 14.0%, 13.9%, and 13.4%, respectively, and Ingram Micro at 13.8%, 11.3%, and 10.0%, respectively. The Company’s sales are primarily made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing the Company’s products at any time without penalty. The decision of any key customer to cease using the Company’s products or a material decline in the number of units purchased by a significant customer could have a material adverse effect on the Company’s revenues.

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

ITEM 4. DISCLSOURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material set forth in Note 16 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of the Company, as Amended (1)

3(b)	Amended and Restated By-Laws of the Company (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

Form 8-K, dated April 16, 2003, announcing the Company’s financial results for its second fiscal quarter ended March 31, 2003.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date: August 12, 2003	By:	/s/ Subramanian. Krishnan

Subramanian Krishnan
Chief Financial Officer
(duly authorized officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Registrant, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Registrant (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically