Form 10-K
period 2003-09-30
DIGI INTERNATIONAL INC
filed 2003-12-12
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2003

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

Yes    (X)   No   (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( X ) No (  )

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $68,710,200, based on a closing price of $3.25 per share as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Shares of common stock outstanding as of December 5, 2003: 20,590,601

INDEX

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant’s Annual Report to Stockholders for the year ended September 30, 2003 and Proxy Statement for the Registrant’s Annual Meeting of Stockholders scheduled for January 22, 2004, a definitive copy of which will be filed on or about December 12, 2003. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

PART III.	ITEM IN FORM 10-K	PAGE/REFERENCE
ITEM 10.	Directors of the Registrant	Election of Directors, Proxy Statement
	Executive Officers of the Registrant	76
	Compliance with Section 16(a) of the Exchange Act	Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement
	Code of Ethics	76
ITEM 11.	Executive Compensation	Executive Compensation;
Election of Directors;
Summary Compensation Table;
Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-end Option Values;
Employment Contracts;
		Severance, Termination of Employment and Change-in-Control Arrangements; Performance Evaluation, Proxy Statement
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76 and Security Ownership of Principal Stockholders and Management, Proxy Statement
ITEM 13.	Certain Relationships and Related Transactions	Not Applicable
ITEM 14.	Principal Accountant Fees and Services	Audit and Non-Audit Fees; All Other Fees, Proxy Statement
PART IV.
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	79

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Digi International, Inc. (Digi or the Company) was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. Digi’s first products were box and board-level serial port adapters (sold under the DigiBoard brand) that were used to directly connect multiple peripherals, such as standalone computer terminals, to personal computer servers or a host computer system.

During the 1990’s, next generation technologies, most notably Ethernet, emerged to provide the connectivity infrastructure for businesses. This trend began in the head and branch offices of businesses and in the late 1990’s began to extend to the factory, retail stores, restaurants, and many other environments such as medical, traffic control, and building controls. Digi entered the local area network (LAN) market with its acquisition of MiLAN Technology Corporation (MiLAN) in November 1993. The acquisition allowed for the introduction of LAN connectivity products including physical layer products such as transceivers, converters, and hubs, as well as print server products. Personal computers and servers also began to employ universal serial bus (USB) ports, providing a more convenient way of connecting peripherals than serial port adapters. Also in the late 1990’s, commercial grade USB solutions started to gain acceptance, providing connectivity for devices in point-of-sale systems, kiosks, and ATM’s, replacing the serial port adapter in many applications. Digi added the EtherLite product line to its portfolio of products in fiscal 1998 with its acquisition of Central Data Corporation (CDC) in July 1998. The EtherLite family of products augmented Digi’s entry into the terminal server market and allowed for the connection of serial port devices to the network, thus replacing the installation of serial port adapters in servers for many applications. In July 1998 Digi also acquired ITK International (ITK), principally for the Voice Over Internet Protocol (VoIP) technology under development at ITK. The technology would allow users to send packetized voice signals through the Internet if successfully developed. Digi decided to discontinue its development of this technology in fiscal 2000 as the technical resources required to successfully develop a competitive product were not available and the company decided to reallocate research and development resources to focus on its strengths in peripheral connectivity products.

During this same time, the semiconductor industry was also advancing rapidly. Complete systems were being built on single integrated circuits (chips). These chips, as part of a box or board product, could be used to build a network interface for virtually any device for which network connectivity was required. Device connectivity has evolved significantly over the past several years and Digi has focused on providing commercial and industrial-grade solutions to customers in an array of markets including building automation and control, point-of-sale, medical, hospitality, network cameras, information displays and office networking.

Digi launched its Connectware strategy in early 2000 and with it addressed the technology changes and developing opportunities in device connectivity. The Company recognized the brand strength that it had established with the DigiBoard product line in many vertical markets, including point-of-sale, factory automation, and building controls. Digi chose to implement a strategy to leverage the strength of the brand into these and other vertical markets by organically developing or acquiring next-generation connectivity products and technologies that would extend the value of the brand. In October 2000, Digi acquired privately held Inside Out Networks Inc. (Inside Out Networks), a developer and marketer of “out of the box” external data connection technologies that utilize USB. The acquisition provided a comprehensive USB product line. In addition, Digi benefited from Inside Out Networks’ EPIC software, which provides for a seamless transition between legacy software and the latest USB-attached devices. Digi also extended its Ethernet technology strategy through its June 2001 acquisition of INXTECH, the parent company of Decision Europe, a French designer and manufacturer of Ethernet connectivity solutions sold under the Xcell technology brand. This acquisition provided technology and market knowledge to accelerate Digi’s introduction of the Digi-One device-server product line. Device servers are intelligent, easy-to-use network devices that convert serial data

ITEM 1. BUSINESS (CONTINUED)

COMPANY OVERVIEW (CONTINUED)

into network data. Device servers have two connections, one to a device’s serial port, and the other to the network. The device server allows the device to be controlled by a computer located anywhere on the network.

In February 2002, Digi acquired NetSilicon, Inc. (NetSilicon), a developer and marketer of network attached processors and device connectivity software. NetSilicon uses advanced microprocessors and software to build intelligent, network enabled solutions for manufacturers, mostly original equipment manufacturers (OEMs). The acquisition of NetSilicon complemented Digi’s Connectware strategy by allowing the Company to transition from external connectivity solutions to embedded networking solutions and to incorporate higher levels of functionality. NetSilicon began as a supplier of standalone print servers, enabling the sharing of printers by multiple personal computer users on a LAN. This was accomplished by providing the hardware and software necessary to connect the printer to the network. NetSilicon also recognized the value of providing complete networking solutions as common networking protocols such as Ethernet and the Internet Protocol (IP) emerged. In order to provide a common networking environment, manufacturers need to integrate multiple hardware and software sub-systems with networking functionality.

Adding network functionality with components from multiple sources requires the engineering integration of components, including a microprocessor, an Ethernet chip, a real-time operating system, software drivers, and other complex components, all of which must be integrated to enable full networking functionality. These proprietary solutions have historically not been cost effective and employed rudimentary connectivity that could not routinely be upgraded.

NetSilicon addressed these networking issues by developing integrated hardware and software solutions for manufacturers who want to build network-ready products. Their solutions fully integrate network-enabled microprocessors (specialized computer chips), an operating system, networking software, and development tools. The fully integrated chips (sold under the Net+Arm® brand) and software (sold under the Net+Works® brand) are “embedded” by customers into their intelligent electronic devices, allowing their products to connect to the network. Once connected, these products can be managed, serviced, and accessed from anywhere. The NetSilicon products are designed to provide customers with a fully integrated, easy-to-use, standards-based solution that lowers development risk, accelerates time-to-market, and reduces the total cost of ownership.

In March of 2002, Digi sold substantially all of the assets of the MiLAN division, which was not core to Digi’s Connectware strategy. The sale allowed Digi to free up capital to focus on execution of its Connectware strategy.

Digi continues to develop and provide innovative connectivity solutions that have a common core technology base to its customers. The objective is to allow customers the ability to seamlessly migrate from an external box to a board or module and eventually to a fully integrated chip without making major changes to their software applications, thus making device networking easy.

Prior to the acquisition of NetSilicon in February 2002, the Company operated in a single reportable business segment known as Connectivity Solutions. The Company sells its Connectivity Solutions products through a global channel of distributors, systems integrators, solution providers, direct marketers and direct to strategic OEMs, government and commercial partners.

With the acquisition of NetSilicon, the Company operates in a second reportable segment known as Device Networking Solutions. Revenues are derived primarily from the sale of products to OEM customers which integrate products into larger solutions or systems and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties.

ITEM 1. BUSINESS (CONTINUED)

COMPANY OVERVIEW (CONTINUED)

The common stock of Digi is traded on the Nasdaq National Market under the symbol DGII. The Company has its worldwide headquarters in Minnetonka, Minnesota, with regional and sales offices throughout the U.S. and worldwide, including Waltham, Massachusetts; Austin, Texas; Long Beach, California; Germany; France; Denmark; the United Kingdom; Hong Kong; China; and Japan.

PRODUCTS

Digi is a worldwide leader in connecting devices to networks from multi-port serial control to USB connectivity to embedded networking. The Company entered the solution-on-chip (SOC) and integrated networking software market with its acquisition of NetSilicon, providing for a broad family of code compatible network microprocessors and integrated software for network enabling devices. The Company’s products are compatible with all PC platforms, including Compaq, IBM, Hewlett-Packard and Sun Microsystems, as well as popular operating systems, such as Microsoft Windows NT/95/2000/XP/2003, Linux and UNIX.

The Company has sales offices located throughout North America, Europe and Asia. Digi products are available through approximately 180 distributors in more than 60 countries.

The application markets where these products are most prominently used are point-of-sales systems (POS), industrial automation, medical, hospitality, building automation, network cameras, information displays, and office networking. The Company’s product lines are its multi-port serial adapters, network connected products (device servers and terminal servers), USB connected products and network microprocessors and printer controller products.

Multi-Port Serial Adapters

The Company is a market leader in this product category and offers one of the most comprehensive multi-port serial adapter product families. The Company’s products support a wide range of operating systems, port-densities, bus types, expansion options, and applications.

As Ethernet connections extend beyond current applications, the internal multi-port serial adapter products are expected to gradually transition to network-attached and/or USB attached devices. The Company has strengthened its product offering to meet customer needs and believes that although this market is maturing, multi-port serial adapters will continue to be an important product category.

Network Connected Products

The Company’s terminal server and device server product families offer flexible, powerful and easy solutions for providing access to serial devices over Ethernet networks. With a comprehensive offering of one- through 48-port products, this product family quickly and easily turns a previously isolated device with a serial port into a fully collaborative component of the network. As Ethernet-based serial connections extend beyond their current applications and into new market uses such as building automation, health care, process control and secure console port management on servers, routers, switches, and other network equipment, the Company believes that terminal servers and device servers will continue to be an important product category. In 2002, the Company introduced the industry’s first USB over IP concentrator called AnywhereUSB Remote I/O Concentrator. The AnywhereUSB Remote I/O Concentrator is the first remote networking solution to utilize USB-Over-IP™ technology, breaking the traditional five meter distance limitation of USB to connect USB devices anywhere on an existing wired or wireless LAN – without a locally attached host PC.

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

Universal Serial Bus Connected Products

The Company expanded its product lines with its acquisition of Inside Out Networks in October 2000. The acquisition gave the Company one of the most comprehensive and sophisticated USB product line in the industry. Furthermore, Inside Out Networks’ pioneering EPIC software provides seamless transition between legacy software/systems and next-generation USB-attached devices, supporting feature-rich hardware and software flow control signaling. This software provides ease of use and integration while protecting technology investments. In 2003, the Company expanded its offering further to include USB based sensor products and support for powered peripherals.

Network Microprocessors and Printer Controller Boards

With the acquisition of NetSilicon in February 2002, the Company entered the embedded system market. NetSilicon designs and manufactures integrated network centric silicon based solutions for manufacturers who want to build intelligence and network connectivity into their products. The platforms integrate high performance microprocessors and advanced networking software to provide fully integrated networking solutions. In 2003, the Company extended its line of embedded networking products to include the Digi Connect™ ME a small, embedded network module.

LAN Connectivity

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN division, to Communications Systems, Inc. (CSI) for $8,059,000, as this division was not core to the Company’s Connectware strategy. The MiLAN product line included wireless access points and clients, managed and unmanaged switches, media converters, print servers and fault tolerant transceivers.

DISTRIBUTION AND PARTNERSHIPS

Significant U.S. distributors include: Ingram Micro, Tech Data Corporation, Arrow Distributing, Avnet/Hallmark and Nu Horizons Electronics Corporation.

Significant Canadian distributors include: EMJ Data Systems, Ingram Micro Canada and Tech Data Canada.

Significant European distributors include: Miel, Westbase Technology, Sphinx Computer, Mitrol, Euroline, Comstor, Stemmer, ESA Opensoft, Dupaco, Atlantik Elektronik, Solid State Supplies, Axess Technology, Reselec AG, Pelcon, Alcom, C-88 AS, and Matrix.

Significant Asia Pacific distributors include: Tech Pacific, SC ComTex, Inc., T-Data, DI Systems, Sigma Infocom, Modern Tech, LDL, Alpha Electronics, and Paltek Corporation.

Significant Latin American distributors include: Ingram Micro Miami, Tech Data Miami, Integral, Integrade, and Solutions Box.

Digi maintains strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications software vendors, operating system suppliers, and computer hardware manufacturers. Key partners include: Microsoft, Citrix Systems, Hewlett-Packard, IBM, Motorola, CDW, Insight, Santa Cruz Operation, Sun Microsystems, Toshiba, Atmel, and Green Hills Software. Furthermore, NetSilicon maintains a worldwide network of authorized developers and manufacturing representatives that extends the Company’s marketing and selling reach into certain technology applications or geographical regions.

ITEM 1. BUSINESS (CONTINUED)

CUSTOMERS

The Company’s customer base includes many of the world’s largest companies. Long-time customer IBM made the Company’s adapter boards the first integrated communications offering for the iSeries (previously named AS400) in 2000, in addition to the products currently being sold into the pSeries (previously named RS6000). The Company has strategic sales relationships with leading vendors, allowing them to ship the Company’s board and network products as component parts of their overall networking solutions. These vendors include NCR, Sun Microsystems and Hewlett Packard, among others. Many of the world’s leading telecommunications companies and internet service providers also rely on the Company’s products, including Lucent, AT&T, Sprint, Verizon and Siemens. Through the NetSilicon acquisition, the Company has many of the world’s largest office networking companies on its customer list, including KonicaMinolta, Ricoh, Sharp, Hitachi, Toshiba, and Xerox.

During the year ended September 30, 2003, two customers, that are distributors, comprised more than 10% of net sales each: Tech Data at 15.2% and Ingram Micro at 11.3%. During the year ended September 30, 2002, these two customers comprised more than 10% of net sales each: Tech Data at 13.8% and Ingram Micro at 14.0%. During the year ended September 30, 2001, these two customers comprised more than 10% of net sales each: Tech Data at 13.9% and Ingram Micro at 11.3%.

COMPETITIVE CONDITIONS

The communications technology sector is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability.

The Company believes that it is a global market leader in multi-port serial adapters. As this market continues to mature, the Company will focus on key applications, customers, and markets to manage applications as they transition to other technologies such as Ethernet, USB, and wireless connectivity products. The Company also believes it is a leader in connecting peripheral devices to Ethernet LANs with its terminal server and device server product lines. The Company is an early entrant to the embedded system market, and believes that the complementary nature of the NetSilicon device connectivity products, along with a line of embeddable modules and controllers, will provide an expanded range of products and technology.

Some of the Company’s competitors and potential competitors may have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Present and future competitors may be able to identify new markets and develop products which are superior to those developed by the Company and bring such products to market sooner than the Company. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively and price products more competitively than the Company. There are no assurances that competition will not intensify or that the Company will be able to compete effectively in the markets in which the Company competes.

OPERATIONS

The Company’s manufacturing operation procures all parts and performs certain services involved in production. Most of the Company’s product manufacturing is subcontracted to outside firms that specialize in such services. NetSilicon relies on third party foundries for its semiconductor devices. Currently, Atmel Corporation and Toshiba Corporation manufacture the NET + ARM semiconductor devices. Furthermore,

ITEM 1. BUSINESS (CONTINUED)

OPERATIONS (CONTINUED)

NetSilicon contracts with a subcontractor to assemble printed circuit boards. The Company believes that this approach is beneficial because the Company can reduce its fixed costs, maintain production flexibility and maximize its profit margins.

The Company’s products are manufactured to their designs with standard and semi-custom components. Most of these components are available from multiple vendors. The Company has several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to the Company. If these suppliers are unable to provide a timely and reliable supply of components, the Company could experience manufacturing delays that adversely affect its consolidated results of operations.

During fiscal years 2003, 2002 and 2001, the Company’s research and development expenditures were $16.0, $19.5 and $18.3 million, respectively. Due to rapidly changing technology in the communications technology sector, the Company believes that its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. Although the Company may seek patents where appropriate and has certain patent applications pending for proprietary technology, the Company’s proprietary technology or products are generally not patented. The Company relies primarily on the copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company has established common law and registered trademark rights on a family of marks for a number of its products.

As of September 30, 2003, the Company had backlog orders which management believed to be firm in the amount of $5.8 million. All of these orders are expected to be shipped in fiscal 2004. Backlog as of September 30, 2002 was $7.2 million, a $5.8 million increase from backlog of $1.4 million as of September 30, 2001 due to backlog associated with NetSilicon which was acquired in February 2002. Backlog as of any particular date is not necessarily indicative of the Company’s future sales trends.

The Company had 358 employees on September 30, 2003 compared to 407 on September 30, 2002. The decrease in the number of employees is due to normal attrition and employee departures associated with the September 2002 restructuring.

DIGI INTERNATIONAL WEBSITE

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company’s website (www.digi.com) under the “About Digi – Investor Relations” caption or by writing to Digi International, Inc. This information is available free of charge as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission. The Company is not including the information on its website as part of, or incorporating it by reference into, its Form 10-K.

ITEM 2. PROPERTIES

The following table contains a listing of the Company’s current property locations:

		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date

Minnetonka, MN	Research and development, sales, sales support, marketing, and administration	130,000	Owned
Eden Prairie, MN	Manufacturing	58,000	Owned
Waltham, MA	Research and development, sales, sales support, marketing, and administration	21,759	September 2007
Austin, TX	Research and development, sales, sales support, marketing, and administration	9,294	October 2005
Long Beach, CA	Research & development	3,825	October 2006
Rochester, MN	Research & development	900	April 2005
Naperville, IL	Research & development	3,900	August 2004
Hong Kong, China	Sales, marketing, and administration	3,413	August 2005
Beijing, China	Sales, marketing, and administration	2,074	April 2005
Dortmund, Germany	Sales, sales support, marketing, and administration	65,348	Owned
Kvistgaard, Denmark	Sales	1,113	February 2004
Bristol, United Kingdom	Sales	2,367	February 2007
Paris, France	Sales	1,539	November 2007
Tokyo, Japan	Sales	1,371	November 2005

Management believes that the Company’s facilities are suitable and adequate for current administration, sales and marketing, research and development, manufacturing, and warehouse requirements. The Company is attempting to sell the Dortmund, Germany facility.

ITEM 3. LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers, certain underwriters involved in NetSilicon’s initial public offering (“IPO”), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. The

ITEM 3. LEGAL PROCEEDINGS (CONTINUED)

Company believes that the claims against the Company are without merit and has defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On July 15, 2002, the Company, along with 300-plus other publicly traded companies that have been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. On February 19, 2003, the Court denied the Company’s motion to dismiss.

In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters that provides for coverage of up to a maximum of $10 million per occurrence. The Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2003, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. The Company believes the insurance claim will be approved based on discussion with representatives of the insurance company and legal counsel who represents the Company in this matter. The Company also considers the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially sound insurance company. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, results of operations, or financial condition of the Company. In the normal course of business, the Company is subject to various claims and litigation, including patent and intellectual property claims. Management of the Company expects that these various litigation items will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during the quarter ended September 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS’ MATTERS

Stock Listing

The Company’s Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market™ under the symbol “DGII.” On December 5, 2003, the number of holders of the Company’s Common Stock was approximately 8,951, consisting of 259 record holders and approximately 8,692 stockholders whose stock is held by a bank, broker or other nominee.

High and low sale prices for each quarter during the years ended September 30, 2003 and 2002, as reported on the Nasdaq Stock Market, were as follows:

Stock Prices

2003	first	second	third	fourth
High	$3.55	$3.75	$6.26	$7.47
Low	$1.60	$2.50	$3.15	$5.36

2003	first	second	third	fourth
High	$6.50	$7.15	$5.95	$3.40
Low	$3.60	$5.15	$3.18	$1.88

Dividend Policy

The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

The Company does not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

For the fiscal years ended September 30	2003	2002	2001	2000	1999

Net sales	$102,926	$101,536	$130,405	$132,525	$193,506
Impairment loss	—	—	—	(26,146)	—
Restructuring	(600)	2,696	1,121	1,382	607
In-process research and development	—	3,100	—	—	—
Loss on sale of MiLAN assets	—	(3,617)	—	—	—
Gain from forgiveness of grant payable	553	1,068	—	—	—
AetherWorks Corporation note recovery	—	—	—	8,000	—
Income (loss) before cumulative effect of accounting change	6,592	(12,785)	119	(16,825)	3,192
Cumulative effect of accounting change	(43,866)	—	(1,902)	—	—
Net (loss) income	(37,274)	(12,785)	(1,783)	(16,825)	3,192
Net income (loss) per common share – basic:
Before cumulative effect of accounting change	0.31	(0.65)	—	(1.12)	0.22
Cumulative effect of accounting change	(2.08)	—	(0.12)	—	—

	(1.77)	(0.65)	(0.12)	(1.12)	0.22
Net income (loss) per common share - assuming dilution:
Before cumulative effect of accounting change	0.31	(0.65)	—	(1.12)	0.22
Cumulative effect of accounting change	(2.07)	—	(0.12)	—	—

	(1.76)	(0.65)	(0.12)	(1.12)	0.22
Working capital	57,794	62,662	74,233	78,085	59,946
Total assets	132,540	180,828	139,453	142,922	176,330
Long-term debt	—	4,989	5,499	7,081	9,206
Stockholders’ equity	105,863	151,180	112,917	113,459	127,164
Book value per share	5.23	6.80	7.39	7.45	8.52
Number of employees	358	407	425	525	583

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

The communications technology sector is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company’s future success will depend on its ability to enhance its existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of its products over competing products. Any failure by the Company to modify its products to support new alternative technologies or any failure to achieve widespread customer acceptance of such modified products could cause the Company to lose market share and cause its revenues to decline.

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

RISK FACTORS (CONTINUED)

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

The Company intends to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2003, 2002, and 2001, the Company’s research and development expenses comprised 15.5%, 19.2%, and 14.1%, respectively, of total net sales. If the Company is unable to develop new products as a result of its research and development efforts, or if the products the Company develops are not successful, its business could be harmed. Even if the Company develops new products that are accepted by its target markets, the net revenues from these products may not be sufficient to justify its investment in research and development.

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

Certain of the Company’s products provide asynchronous and synchronous data transmissions via add-on cards. The market for add-on asynchronous and synchronous data communications cards is mature. Furthermore, certain applications of the Company’s embedded network interface cards are also considered mature. Asynchronous, synchronous, and network interface cards currently generate approximately 40% of the Company’s revenues. As the overall market for these products decreases due to the adoption of new technologies, the Company expects that its revenues from these products will continue to decline. As a result, the Company’s future prospects depend in large part on its ability to acquire or develop and successfully market additional products that address growth markets.

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

RISK FACTORS (CONTINUED)

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

The cyclicality of the semiconductor industry may result in substantial period-to-period fluctuations in operating results.

The Company’s semiconductor products provide networking capabilities for intelligent, network-enabled devices and other embedded systems. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, the Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

The Company’s concentrated customer base increases the potential adverse effect on the Company from the loss of one or more customers.

The Company’s products have historically been sold into highly concentrated customer markets. Two customers, who are distributors of the Companies products, comprised more than 10% of net sales each during the fiscal years ended 2003, 2002, and 2001: Tech Data at 15.2%, 13.8%, and 13.9%, respectively, and Ingram Micro at 11.3%, 14.0%, and 11.3%, respectively. The Company’s sales are primarily made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing the Company’s products at any time without penalty. The decision of any key customer to cease using the Company’s products or a material decline in the number of units purchased by a significant customer could have a material adverse effect on the Company’s revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RISK FACTORS (CONTINUED)

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

The Company uses suppliers in Southeast Asia. Product delivery times may be extended due to the distances involved, requiring more lead-time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays or expediting and customs issues. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on the Company’s customer relationships and profitability.

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

RISK FACTORS (CONTINUED)

The Company enters into confidentiality agreements with all employees, and sometimes with its customers and potential customers, and limits access to the distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent the misappropriation of its technology. The Company’s pending patent applications may be denied and any patents, once issued, may be circumvented by the Company’s competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to the Company’s technologies. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company’s means of protecting its proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology. The Company’s failure to adequately protect its proprietary rights could have a material adverse effect on the Company’s competitive position and result in loss of revenue.

From time to time, the Company is subject to claims and litigation regarding intellectual property rights, which could seriously harm the Company and require the Company to incur significant costs.

The communications technology sector is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company receives notification of a third-party claim that its products infringe other intellectual property rights. Any litigation to determine the validity of third-party infringement claims, whether or not determined in the Company’s favor or settled by the Company, may be costly and divert the efforts and attention of the Company’s management and technical personnel from productive tasks, which could have a material adverse effect on the Company’s ability to operate its business and service the needs of its customers. There can be no assurance that any infringement claims by third parties, if proven to have merit, will not materially adversely affect the Company’s business or financial condition. In the event of an adverse ruling in any such matter, the Company may be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on the Company’s ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on its business and financial condition.

The Company faces risks associated with its international operations and expansion that could impair its ability to grow its revenues abroad.

In the fiscal years ended September 30, 2003, 2002, and 2001, net sales to customers outside the United States were approximately 35.5%, 31.5%, and 33.0%, respectively, of total net sales.

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

RISK FACTORS (CONTINUED)

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

	Year ended September 30,			Increase / (Decrease)
				2003 Compared	2002 Compared
	2003	2002	2001	to 2002	to 2001

Net sales	100.0%	100.0%	100.0%	1.4%	(22.2)%
Cost of sales	40.4	45.3	50.8	(9.6)	(30.6)

Gross margin	59.6	54.7	49.2	10.5	(13.5)
Operating expenses:
Sales and marketing	24.0	28.3	23.5	(14.1)	(6.2)
Research and development	15.5	19.2	14.1	(18.2)	6.5
General and administrative	15.1	19.3	12.4	(20.6)	20.3
Restructuring	(0.6)	2.6	0.9	(122.2)	140.5
In-process research & development	—	3.1	—	N/M	N/M
Loss on sale of MiLAN assets	—	3.6	—	N/M	N/M

Total operating expenses	54.0	76.1	50.9	(28.0)	16.4

Gain from forgiveness of grant payable	0.5	1.1	—	(48.2)	N/M

Operating income (loss)	6.1	(20.4)	(1.7)	130.3	(836.5)
Other income (expense), net	0.3	1.2	1.8	(76.4)	(47.6)

Income (loss) before income taxes and cumulative effect of accounting change	6.4	(19.2)	0.1	133.8	N/M
Income tax (benefit) provision	—	(6.6)	—	N/M	N/M

Income (loss) before cumulative effect of accounting change	6.4	(12.6)	0.1	151.6	N/M

Cumulative effect of accounting change, net of taxes	(42.6)	—	(1.5)	N/M	N/M

Net loss	(36.2)%	(12.6)%	(1.4)%	(191.5)%	(616.9)%

“N/M” means not meaningful

NET SALES

Net sales were $102.9 million in fiscal 2003 compared to $101.5 million in fiscal 2002. The $1.4 million or 1.4% increase in net sales from 2002 to 2003 and the $28.9 million or 22.2% decrease in net sales from 2001 to 2002 occurred within the Company’s principal product groups as displayed below. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. As the product mix has changed, the Company has experienced a slight reduction in the average selling price of its mature products. Volume fluctuations, in addition to customer and product mix changes, are the primary reason for changes in net sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following table sets forth revenue by segment:

				% of Net Sales

($ in millions)	2003	2002	2001	2003	2002	2001

Connectivity Solutions (1)	$72.1	$83.6	$129.9	70.1%	82.4%	99.6%
Device Networking Solutions (2)	30.8	17.9	0.5	29.9%	17.6%	0.4%

Total	$102.9	$101.5	$130.4	100.0%	100.0%	100.0%

(1)	The Company sold its MiLAN Technology division on March 25, 2002. MiLAN net sales included in connectivity solutions were $5.9 million and $22.6 million for the fiscal years ended September 30, 2002 and 2001, respectively.

(2)	The Company acquired NetSilicon on February 13, 2002. Fiscal 2002 includes net sales for 7 1/2 months in comparison to a full year in fiscal 2003.

A decline in demand in the communications technology sector, as a result of the slower economy, impacted the Company’s net sales in 2003. Connectivity solution net sales were $11.5 million lower in fiscal 2003 compared to 2002. Net sales of the Company’s Integrated Services Digital Network (ISDN), Remote Access Server (RAS), and synchronous products declined $2.6 million in 2003 relative to 2002. This continued decline is due to the Company’s phase out of certain products within these product lines and market maturity. Continued erosion of the asynchronous product market accounted for $3.0 million of the decline in fiscal 2003 net sales relative to 2002. This decline in the asynchronous market was not as great as originally expected by management due to enhancements to the channel strategy, which included employing additional channel partners, and added features to the product line which resulted in market share gains. Net sales of the Company’s terminal server products declined $1.9 million in 2003 relative to 2002 due to general economic conditions. Net sales of the Company’s USB products increased $1.9 million in 2003 relative to 2002. This increase was generally due to the release of new product line enhancements in 2003. Net sales by the MiLAN business, which the Company sold on March 25, 2002, were $5.9 million for the first two quarters of fiscal 2002. Net sales of the Company’s device networking solutions products increased $12.9 million in 2003 relative to 2002. This increase was primarily due to NetSilicon product sales being included in the Company’s operating results for all of fiscal 2003 compared to 7 1/2 months of fiscal 2002.

The industry-wide decline in demand, as a result of the continued economic downturn, also impacted the Company’s net sales in 2002. Connectivity solution net sales for fiscal 2002 were $83.6 million compared to $129.9 million in fiscal 2001. Net sales by the MiLAN business, which the Company sold on March 25, 2002, were $16.8 million lower in 2002 relative to 2001. Net sales of the Company’s ISDN, RAS, and synchronous products declined $11.5 million in 2002 relative to 2001 as the Company phased out certain products within these product lines. Continued erosion of the asynchronous product market accounted for $16.8 million of the decline in 2002 net sales relative to 2001. Net sales of the Company’s terminal server and USB products decreased $1.2 million in 2002 relative to 2001. Net sales of the Company’s device networking solutions products increased $17.4 million in 2002 relative to 2001 primarily due to the acquisition of NetSilicon in February 2002.

The Company’s revenue is generated from these distribution channels: OEMs, distributors, and direct. The following tables present the Company’s revenue by reporting segments, by channel and by geographic location of the customers:

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

				% of Net Sales

($ in millions)	2003	2002	2001	2003	2002	2001

Total OEM Channel
Connectivity Solutions	$14.2	$16.9	$27.3	13.8%	16.7%	20.9%
Device Networking Solutions	25.2	14.7	—	24.5%	14.4%	0.0%

Total OEM Channel	$39.4	$31.6	$27.3	38.3%	31.1%	20.9%
Total Distribution Channel
Connectivity Solutions	$47.8	$55.2	$78.9	46.5%	54.4%	60.5%
Device Networking Solutions	4.4	2.7	0.5	4.2%	2.7%	0.4%

Total Distribution Channel	$52.2	$57.9	$79.4	50.7%	57.1%	60.9%
Total Direct Channel
Connectivity Solutions	$10.1	$11.5	$23.7	9.8%	11.3%	18.2%
Device Networking Solutions	1.2	0.5	—	1.2%	0.5%	0.0%

Total Direct Channel	$11.3	$12.0	$23.7	11.0%	11.8%	18.2%
Total Company
Connectivity Solutions	$72.1	$83.6	$129.9	70.1%	82.4%	99.6%
Device Networking Solutions	30.8	17.9	0.5	29.9%	17.6%	0.4%

Total Company	$102.9	$101.5	$130.4	100.0%	100.0%	100.0%

The increase in the OEM channel net revenue is primarily due to the Company’s entrance into the device networking market through the acquisition of NetSilicon. The majority of NetSilicon’s customers are OEMs. The increase in Device Networking Solutions net revenue was due to increased device server sales and the fact that the operating results of NetSilicon were included for all of fiscal 2003. The decline in Connectivity Solutions net revenue was related to continued decline in demand in the communications technology sector associated with the continued slower economy and the decline in certain mature markets.

The decline in distribution channel net revenue was related to continued decline in demand in the communications technology sector associated with the continued slower economy and the decline in certain mature markets.

				% of Net Sales

($ in millions)	2003	2002	2001	2003	2002	2001

Total International
Connectivity Solutions	$24.0	$26.4	$42.5	23.4%	26.1%	32.6%
Device Networking Solutions	12.5	5.5	0.5	12.1%	5.4%	0.4%

Total International	$36.5	$31.9	$43.0	35.5%	31.5%	33.0%
Total Domestic
Connectivity Solutions	$48.1	$57.2	$87.4	46.7%	56.3%	67.0%
Device Networking Solutions	18.3	12.4	—	17.8%	12.2%	0.0%

Total Domestic	$66.4	$69.6	$87.4	64.5%	68.5%	67.0%
Total Company
Connectivity Solutions	$72.1	$83.6	$129.9	70.1%	82.4%	99.6%
Device Networking Solutions	30.8	17.9	0.5	29.9%	17.6%	0.4%

Total Company	$102.9	$101.5	$130.4	100.0%	100.0%	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The Company generally recognizes product revenue at the date that products are shipped to distributors or OEMs. Upon adoption of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) in the fourth quarter of fiscal 2001, the Company changed its revenue recognition policy with regard to certain product sales. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the guidance contained in SAB 101. The effect of this change in revenue recognition policy, as of October 1, 2000, was reported as the cumulative effect of an accounting change in the first quarter of fiscal 2001 of $1.9 million, net of taxes, which includes revenue of approximately $6.3 million, less cost of sales and certain direct selling expenses. (See Note 18 to the Company’s Consolidated Financial Statements.)

GROSS MARGIN

Gross margin for 2003 was 59.6%, compared to 54.7% in 2002. The increase in gross margin was primarily due to the introduction of new device networking connectivity products and continuing strength in higher margin legacy products. Software licenses, royalties, fees associated with technical support, training, professional and engineering services contributed $2.2 million to gross margin or 0.9% as a percent of sales in 2003 compared to a contribution of $1.3 million to gross margin or 0.6% as a percent of sales in 2002. The acquisition of NetSilicon and sale of the MiLAN business also contributed to the increase in gross margin because device networking solution products generally have higher gross margins than LAN connectivity products. Fiscal year 2002 gross margin included inventory write-downs related to restructuring of $0.4 million and acquisition related expenses of $0.7 million which reduced the Company’s gross margin by 1.1% as a percent of sales.

Gross margin in 2002 was 54.7%, compared to 49.2% in 2001. The increase in gross margin was primarily due to increased sales of higher margin products and improved operating efficiencies in the Company’s manufacturing operations. The acquisition of NetSilicon and sale of the MiLAN business also contributed to the increase in gross margin because device networking solution products generally have higher gross margins than LAN connectivity products.

OPERATING EXPENSES

2003 Compared to 2002

Operating expenses were $55.6 million in 2003, a decrease of $21.7 million, or 28.0%, compared to operating expenses of $77.3 million in 2002. Included in 2002 operating expenses was a loss on sale of the MiLAN Technology division of $3.6 million, a charge for in-process research and development costs of $3.1 million in connection with the acquisition of NetSilicon, Inc., and a $2.7 million restructuring charge that was recorded in the fourth quarter of 2002. Operating expenses in 2003 were reduced by a $0.6 million change in estimate related to the restructuring charge recorded during 2002 primarily due to the renegotiation and settlement of certain previously established severance obligations including related legal fees. NetSilicon, acquired in February 2002, added incremental operating expenses of $5.1 million that were offset by decreased operating expenses of $5.1 million as a result of the sale of MiLAN in March 2002. Total operating expenses decreased

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

by $6.7 million due to compensation related savings realized from the restructuring plan executed in the fourth quarter of 2002. As a result of the adoption of FAS 142 on October 1, 2002, the Company ceased the amortization of goodwill, resulting in a decrease in amortization expense of $2.3 million relative to 2002, partially offset by additional amortization of identifiable intangible assets of $0.9 million in 2003 primarily due to the acquisition of NetSilicon. Additionally, operating expenses declined by $3.6 million in 2003 relative to 2002 due to continuing general cost containment measures, largely related to tighter spending guidelines implemented by the Company related to discretionary spending.

Sales and marketing expenses were $24.7 million in 2003, a decrease of $4.1 million compared to sales and marketing expenses of $28.8 million in 2002. The decrease was primarily due to $2.2 million of compensation related savings realized from the restructuring plan executed in the fourth quarter of fiscal 2002. Incremental sales and marketing expenses of $3.3 million in 2003 that were associated with the operations of NetSilicon were partially offset by a $2.5 million decrease in expense in 2003 as a result of the sale of MiLAN. Sales and marketing expenses declined $0.7 million in 2003 relative to 2002 as a result of reduced advertising and promotion spending and an additional $2.0 million in savings were realized primarily as a result of continuing general cost containment measures.

Research and development expenses were $16.0 million in 2003, a decrease of $3.5 million compared to research and development expenses of $19.5 million in 2002. The decrease was primarily due to $3.7 million of compensation related savings realized from the restructuring plan executed in the fourth quarter of fiscal 2002. Incremental research and development expenses of $2.7 million in 2003 associated with the operations of NetSilicon were partially offset by a $1.8 million decrease in expense as a result of the sale of MiLAN. Additional research and development cost reductions of $0.7 million were realized primarily as a result of continuing general cost containment measures.

General and administrative expenses decreased $4.1 million from $19.6 million in 2002 to $15.5 million in 2003. Contributing to this decrease was $0.8 million of compensation related savings realized from the restructuring plan executed in the fourth quarter of fiscal 2002. Excluding amortization, general and administrative expenses at NetSilicon declined $0.9 million primarily due to lower facility costs as a result of a reduction in the square footage of leased space. General and administrative expenses declined $0.8 million as a result of the sale of MiLAN. As a result of the adoption of FAS 142 on October 1, 2002, the Company ceased the amortization of goodwill, resulting in a decrease in amortization expense of $2.3 million in 2003 relative to 2002, partially offset by additional amortization of identifiable intangible assets of $0.9 million in 2003 primarily due to the acquisition of NetSilicon. Additional general and administrative cost reductions of $0.2 million were realized primarily as a result of continuing general cost containment measures.

2002 Compared to 2001

Operating expenses were $77.3 million in 2002, an increase of $10.9 million, or 16.4%, compared to operating expenses of $66.4 million in 2001. Included in 2002 operating expenses was a loss on sale of substantially all of the assets of MiLAN of $3.6 million and a charge for in-process research and development costs of $3.1 million recorded in connection with the acquisition of NetSilicon. NetSilicon, acquired in February 2002, added incremental operating expenses of $16.5 million, of which $1.7 million resulted from amortization of identifiable intangible assets. Operating expenses decreased by $5.2 million as a result of the sale of MiLAN in March 2002, excluding the loss on sale described above. Incremental expenses for INXTECH, were $2.2 million, of which $0.7 million was amortization of goodwill and identifiable intangible assets. INXTECH is the parent company of Decision Europe, a French designer and manufacturer of data communications systems sold under the Xcell Technology brand (INXTECH), and was acquired in June 2001 and subsequently closed in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

connection with the September 2002 restructuring activities (see Note 6 to the Company’s Consolidated Financial Statements). The impact of the restructuring and related workforce reduction at the end of fiscal 2001, along with expense control measures, reduced expenses by $11.1 million, primarily in sales and marketing and research and development expenses. Additional expenses of $1.8 million were incurred primarily due to increased investment in research and development in the USB product line during fiscal 2002

Sales and marketing expenses decreased $1.9 million in 2002 relative to 2001 due to a decrease in MiLAN related expenses of $2.3 million as a result of the sale of MiLAN along with $2.1 million of cost reductions realized as a result of decreases in marketing related activities including cooperative advertising, ad placements, tradeshows, and promotional items. Also, there was a $2.3 million decrease in 2002 relative to 2001 as a result of the workforce reductions made by the Company in September 2001, along with a decrease in selling commissions commensurate with the decrease in revenues. These decreases were partially offset by the incremental expenses from NetSilicon and INXTECH, which were acquired in 2002 and 2001, respectively, of $4.8 million.

Research and development expenses increased $1.2 million in 2002 relative to 2001 due to an increase of $8.3 million resulting from research and development activities associated with the operations of NetSilicon, INXTECH and Inside Out Networks, which were acquired in 2002 and 2001, and were partially offset by decreases in MiLAN related expenses of $2.0 million resulting from the sale of MiLAN in 2002, and headcount reductions that resulted in a decrease in research and development expenses of $5.1 million.

General and administrative expenses increased $3.3 million in 2002 compared to 2001, primarily due to the incremental expenses of $4.6 million relating to the operations of NetSilicon and INXTECH which were acquired in 2002 and 2001, respectively, of which $2.4 million was incremental amortization expense. General and administrative expenses related to MiLAN, which was sold in 2002, decreased $0.6 million. Additional expense reductions of $0.3 million were generated in general and administrative expenses in 2002 relative to 2001 due to the closing of the Singapore and Australian offices in fiscal 2001.

RESTRUCTURING

In fiscal 2003, the Company recorded a $0.6 million decrease in operating expenses due to a change in estimated severance payments accrued in connection with fiscal 2002 restructuring activities. The change in estimate resulted primarily from favorable settlements in 2003 of previously agreed upon severance amounts including related legal fees.

The $2.7 million restructuring charge recorded in fiscal 2002 was the result of a workforce reduction of 20% or 88 employees. The restructuring charge consisted of severance and termination costs, lease cancellation fees, and office closing expenses. The Company anticipated annual cost savings of approximately $7.2 million to result from this restructuring. During fiscal 2003, the Company realized compensation related savings of $6.7 million as a result of this restructuring plan. The restructuring will be completed in the second quarter of fiscal 2004 as certain automobile and building lease payments are scheduled to be paid through that date (see Note 6 to the Company’s Consolidated Financial Statements).

The $1.1 million restructuring charge recorded in fiscal 2001 was the result of a workforce reduction of approximately 13% or 61 employees. The restructuring charge consisted entirely of severance and termination costs for the 61 positions affected by the restructuring. Restructuring activities were completed at

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING (CONTINUED)

the end of the fourth quarter of fiscal 2001. In 2002, the Company realized annual cost savings of approximately $5.6 million from this restructuring which corresponded to the savings anticipated by the Company.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On February 13, 2002, the Company acquired NetSilicon, a provider of silicon-based embedded networking solutions, for a purchase price of $67.2 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. Included in the purchase price allocation was a $3.1 million charge to acquired in-process research and development.

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

The Company engaged a third-party appraiser to apply the income valuation approach to assist the Company in determining the estimated fair value of the purchased in-process research and development. These estimates were based on the following assumptions:

•	The estimated revenues were based upon NetSilicon’s estimate of revenue growth over the next four fiscal years from the revenue growth of primarily the Net + OS v. 5.0 and the 7520 chips.

•	The estimated gross margin of 57.5% was based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits.

•	The estimated selling, general and administrative expenses were based on consideration of historical operating expenses as a percentage of sales and NetSilicon’s projected operating expenses.

•	Cost to complete each project was based on estimated remaining labor hours and a fully burdened labor cost, and other direct project expenses.

•	The discount rate used in the alternative income valuation approach was based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The 7520 chip was released for production in January 2003. This chip is a derivative product capturing the price target and substantially all of the technology contemplated in the 7520 product family at the time of acquisition. The Company expects that revenue from the 7520 family may be less than originally projected at the time of the valuation, due primarily to a decline in economic conditions after the acquisition. However, the Company anticipates that revenue from the product family will represent approximately the same percentage of total Company revenue as that originally projected.

Net + OS v. 5.0 was released to production in November 2002. In September 2003, the Company released the next version of this product, the Net + OS v. 6.0. The Company anticipates that the projected revenue from the Net + OS v. 5.0 and its successor product, the Net + OS v. 6.0 will be in line with original projections. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN Technology division (MiLAN) to Communications Systems, Inc. (CSI) for $8.1 million, resulting in a pre tax loss of $3.6 million ($3.1 million net of taxes). Included in the net loss on this transaction is $0.9 million of severance costs related to certain former employees of MiLAN.

GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK International, Inc. (ITK) in July 1998, the Company assumed a liability for an investment grant payable of $1,525,410 to the German government relating to construction of the ITK facility in Dortmund, Germany. The investment grant contained a provision that the grant would be forgiven if ITK retained a specified number of employees in the facility for a five-year period. Because ITK was not in compliance with the minimum employment requirements of the grant at the time of the acquisition or subsequent to the acquisition, the Company continued to reflect the grant payable as a liability and continued to accrue interest on the principal balance of the grant.

During 2000, the Company applied for a waiver of the employment provision in the investment grant based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, during fiscal 2002, the Company reversed the portion of the investment grant payable and the related accrued interest payable that related to the period of time from the initial waiver through September 30, 2002. The forgiven principal portion of the investment grant of $1,067,767 was recorded as a component of operating loss for fiscal 2002, and the reversal of the related accrued interest payable of $456,859 was recorded as a component of other

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GAIN FROM FORGIVENESS OF GRANT PAYABLE (CONTINUED)

income. The Company’s consolidated balance sheet as of September 30, 2002 still reflected an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively representing the remaining liability that would occur if the Company failed to remain in the building through August 30, 2003.

During 2003, the Company recognized a $553,387 gain from the forgiveness of the grant payable as a component of operating income. This amount was comprised of the $457,643 investment grant payable and the related accrued interest payable of $6,103 as well as $89,641 of foreign exchange translation impact due to the strengthening of the Euro compared to the U.S. dollar during fiscal 2003. As of September 30, 2003, there are no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company fulfilled the terms of the waiver granted by the German government in the third quarter of fiscal 2002 by remaining in the building through August 2003.

OTHER INCOME (EXPENSE)

Other income of $0.3 million in 2003 consisted primarily of interest income on short-term investments of $0.9 million, partially offset by $0.5 million of interest expense on the Company’s borrowings and $0.1 million of miscellaneous other expense. Other income of $1.3 million in 2002 consisted primarily of interest income on short-term investments of $1.4 million and $0.3 million of miscellaneous other income, partially offset by $0.4 million of interest expense on the Company’s borrowings. Other income of $2.4 million in 2001 consisted primarily of interest income on short-term investments of $2.7 million and $0.3 million of miscellaneous other income, partially offset by $0.6 million of interest expense on the Company’s borrowings.

INCOME TAXES

In March 2003, the Company reversed the valuation allowance associated with the deferred tax asset resulting from its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during the year ended September 30, 2003 has been accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that is expected to be utilized by the Company during periods subsequent to September 30, 2003 has been accounted for as a discrete event and resulted in an income tax benefit of $1.4 million being recorded during the three month period ended March 31, 2003.

Income taxes have been provided for at an effective rate of (0.3)% in fiscal 2003. The effective rate for fiscal 2003, adjusted for the $1.4 million income tax benefit related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003, is 21.2%. The tax provision for 2003 is recorded at a rate less than the U.S. statutory rate primarily due to an exclusion for extraterritorial income of $0.6 million, utilization of income tax credits of $0.2 million, and the effect of an increase in acquired deferred tax assets resulting from available NetSilicon net operating losses of $0.4 million.

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

INCOME TAXES (CONTINUED)

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

As of September 30, 2003, the Company had domestic federal net operating loss carryforwards and tax credit carryforwards of approximately $22.0 million and $1.8 million, respectively, which expire at various dates through 2023. Federal domestic net operating loss carryforwards and tax credit carryforwards were approximately $23.0 million and $1.4 million, respectively, as of September 30, 2002 and domestic net operating loss carryforwards were $8.0 million as of September 30, 2001. The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. The Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2003. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminated the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company adopted the provisions of FAS 142 as of October 1, 2002. However, the transition provisions of FAS 142 applied to the Company’s accounting for the NetSilicon acquisition since this acquisition occurred after June 30, 2001.

In connection with the adoption of FAS 142, the Company engaged a third-party appraiser to assist management in determining the fair value of each of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company, with the assistance of the third party appraiser, measured the fair values of the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment charge of $43,865,972, which the Company recorded in the first quarter of fiscal 2003. The impairment was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38,443,000 and goodwill related to the CDC and INXTECH acquisitions of $3,466,736 and $1,956,236, respectively. Management believes that the impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $3,854,462, which is included in the assets of the NetSilicon and Inside Out Networks reporting units, remains on the Company’s balance sheet as of September 30, 2003.

INFLATION

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations, and, in prior years, with proceeds from earlier public offerings.

At September 30, 2003, the Company had cash, cash equivalents and marketable securities of $57.6 million compared to $58.2 million at September 30, 2002.

The Company’s working capital decreased $4.9 million to $57.8 million at September 30, 2003, compared to $62.7 million at September 30, 2002. Working capital decreased $11.5 million in the prior fiscal year from $74.2 million at September 30, 2001 to $62.7 million at September 30, 2002. The Company maintains a line of credit in Europe with Deutsche Bank. Available borrowing is determined by the amount the Company maintains as collateral in a New York Deutsche Bank account, and was $1.25 million at September 30, 2003. At September 30, 2003 and 2002, there were no outstanding balances on the line of credit. The Company has an outstanding short-term borrowing balance at Sparkasse Dortmund in the amount of $2.0 million at a fixed interest rate of 3.64% with payment due on January 15, 2004. The Company has the option to extend the payment date beyond the due date; however, the interest rate on the extended period is subject to change based upon market rates in effect at the time of extension. The borrowing is collateralized by land, building and

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

equipment with a carrying value of $5.7 million on September 30, 2003. The Company expects to fund payment of this borrowing with cash generated from the Company’s operations.

Net cash provided by operating activities was $15.8 million during fiscal 2003, compared to net cash provided by operating activities of $10.3 million during fiscal 2002. Non-cash charges including a goodwill impairment charge of $43.9 million, depreciation and amortization expense of $10.3 million and a provision for inventory obsolescence of $1.2 million reduced the cash effect of the fiscal 2003 net loss of $37.3 million. Net cash provided by operating activities totaled $10.3 million during fiscal 2002 compared to $10.5 million during fiscal 2001. Non-cash charges including depreciation and amortization expense of $11.6 million, loss on sale of MiLAN assets of $3.6 million, a charge for acquired in-process research and development of $3.1 million, a restructuring accrual of $2.5 million and a provision for inventory obsolescence of $1.6 million reduced the cash effect of the fiscal 2002 net loss of $12.8 million. Partially offsetting the impact of these non-cash charges is a one time, non-cash gain of $1.1 million resulting from forgiveness of the investment grant payable in the third quarter of fiscal 2002 (see Note 3 of the Company’s Consolidated Financial Statements).

In 2003, investing activities were comprised of net purchases of marketable securities of $15.7 million and purchases of $1.7 million of equipment, capital improvements and other assets. The Company also used $2.0 million for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions. Investing activities in fiscal 2002 consisted of net redemptions of $1.1 million in marketable securities and purchases of $1.3 million of equipment, capital improvements and other intangible assets. The Company also used $10.4 million of cash for the acquisition of NetSilicon (see Note 2 of the Company’s Consolidated Financial Statements). Proceeds from the sale of MiLAN assets were $8.1 million in fiscal 2002 (see Note 4 of the Company’s Consolidated Financial Statements). The Company also used $2.9 million for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions. In 2001, investing activities included net investments of $5.7 million in marketable securities and purchases of $1.6 million of equipment, capital improvements and other intangible assets. The Company also used $10.1 million of cash for the acquisitions of Inside Out Networks and INXTECH (see Note 2 of the Company’s Consolidated Financial Statements).

Financing activities consisted of payments on the line of credit and debt obligations totaling $6.8 million, $2.5 million and $2.9 million for 2003, 2002 and 2001, respectively. During fiscal 2003, the Company elected to pay the remaining $5.8 million of long-term debt obligations originally scheduled to be paid in semi-annual principal installments through December 30, 2017. These payments in 2003 were partially offset by borrowing under a new short-term borrowing agreement with Sparkasse Dortmund in the amount of $2.0 million. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $0.9 million, $0.7 million and $1.3 million in 2003, 2002 and 2001, respectively. During fiscal year 2003, the Company used $8.6 million to repurchase 2,324,683 shares of its common stock from Sorrento Networks Corporation (Sorrento).

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following summarizes the Company’s contractual obligations at September 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods. However, this table excludes up to $6.0 million of additional purchase consideration that may be payable to the former shareholders of Inside Out Networks in the event that, in the future, these operations achieve certain development and operating milestones.

	Payments due by fiscal period

		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years

Short-term borrowing	$1,983	$1,983	$—	$—
Operating leases	3,655	1,293	2,347	15

Total contractual cash obligations	$5,638	$3,276	$2,347	$15

The Company maintains a line of credit in Europe with Deutsche Bank. Available borrowing is determined by the amount the Company maintains as collateral in a New York Deutsche Bank account, and was $1.25 million at September 30, 2003. This collateral is included in marketable securities at September 30, 2003. There was no outstanding balance on the line of credit as of September 30, 2003.

During 2003, the Company paid the total outstanding balance on all long-term debt in the amount of $6.8 million. This debt consisted of fixed rate notes bearing interest at rates ranging from 5.2% to 6.25% and was payable in semi-annual principal installments through December 30, 2017. The notes were collateralized by land, building and equipment. All of the long-term debt was incurred in connection with the construction of the Dortmund, Germany facility, which the Company is attempting to sell. During 2003, the Company entered into a short-term borrowing agreement with Sparkasse Dortmund in the amount of $2.0 million. This borrowing bears interest at a fixed rate of 3.64% and payment is due on January 15, 2004. The Company has the option to extend the term of the short-term borrowing; however, the rate is subject to change based upon market rates in effect at the time of the extension. The short-term borrowing is collateralized by land, building and equipment in the amount of $5.7 million.

The lease obligations summarized above relate to various operating lease agreements for office space and equipment.

FOREIGN CURRENCY TRANSLATION

The majority of the Company’s transactions are executed in the U.S. Dollar, Euro or Japanese Yen. As a result, the Company is exposed to foreign exchange rate fluctuations of the Euro and Japanese Yen as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company minimizes exposure to currency risk due to fluctuations in exchange rates by matching foreign denominated payment obligations with the foreign denominated receipts to the extent possible.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

During 2003, the Company had approximately $36.5 million of net sales related to foreign customers, of which $24.5 million was denominated in U.S. Dollars, $11.0 million was denominated in Euros, and $1.0 million was denominated in Japanese Yen. During 2003, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 14.4% from .9816 to 1.1231 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 6.5% from .008157 to .008686.

During 2002, the Company had approximately $31.9 million of net sales related to foreign customers, of which $19.1 million was denominated in U.S. Dollars, $2.9 million was denominated in Deutschemarks, $9.3 million was denominated in Euros, and $0.6 million was denominated in Japanese Yen. During 2002, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 8.3% from .9060 to .9816. From the date of acquisition of NetSilicon through September 30, 2002, the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 8.2% from  .007536 to .008157.

In future periods, a significant portion of sales will continue to be made in Euros. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. This interpretation is effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003 if certain conditions are met. Companies that defer implementation are required to make additional disclosures in financial statements issued between the original effective date and the date that Interpretation No. 46 is applied. The Company has adopted the provisions of this interpretation. The adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributors and OEM customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs and distributors. In some of the Company’s transactions prior to March of 2002, risks and rewards of ownership were deferred until customer receipt of the product shipped. During the fourth quarter of 2003, the Company entered into a distribution agreement with a new distributor. The Company has no prior history with this distributor upon which to base estimated reserves for future returns and pricing adjustments. Under this arrangement, product deliveries will be recognized as revenue when the products are sold by this distributor through to the end user customer, until the Company has adequate historical experience to estimate sales returns and pricing adjustments, at which time sales will be recognized upon shipment to this distributor. As of September 30, 2003, there had been no sales to end user customers. Sales to all other authorized domestic distributors and OEMs are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented.

The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales the respective distributors and resellers make to end user customers, and are charged to operations as a reduction in revenue in the same period as the corresponding sales.

The Company also generates revenue from the sale of software licenses, fees associated with technical support, training, professional and engineering services, and royalties. Revenue from software maintenance obligations is deferred and recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable. Unearned software maintenance and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet. Generally, the Company recognizes revenue under agreements for nonrecurring engineering services using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual contracts. However, the Company defers revenues from nonrecurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery cannot be accurately estimated.

The Company’s software development tools and developments boards often include multiple elements - hardware, software, post contract customer support (PCS), limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes revenue related to these multiple element arrangements in accordance with Statement of Position

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING PRACTICES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

(“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2.” Revenue related to the sale of these development products is allocated to the various elements based on vendor-specific objective evidence of fair value as determined by the price charged for each element when sold separately.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position.

INVENTORY

Inventories are stated at the lower of cost or fair market value, with cost determined on the first-in, first-out method. Fair value for raw materials is based on replacement cost and for other inventory classifications based on net realizable value. The Company reduces the carrying value of its inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for the net realizable value of inventories.

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and, effective October 1, 2002, is no longer amortized pursuant to FAS No. 142. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

Intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing a discounted cash flow valuation

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING PRACTICES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. To the extent that the Company’s undiscounted future cash flows were to decline substantially, such an impairment charge could result. There are certain assumptions inherent in projecting the recoverability of the Company’s intangible assets and fair value of goodwill. If actual experience differs from the assumptions made the consolidated results of operations or financial position of the Company could be materially impacted. The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $3,854,462 remains on the Company’s balance sheet as of September 30, 2003.

INCOME TAXES

Deferred tax assets and liabilities are recorded based on Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market risk from market sensitive financial instruments is primarily related to currency risk associated with certain sales transactions being denominated in Euros or Japanese Yen and fluctuations of the Euro and Japanese Yen as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company minimizes exposure to currency risk due to fluctuations in exchange rates by matching foreign denominated payment obligations with foreign denominated receipts to the extent possible.

During 2003, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 14.4% from .9816 to 1.1231 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 6.5% from .008157 to .008686. A 10.0% change from the 2003 average exchange rate for the Euro to the U.S. Dollar would have resulted in a 1.1% change in annual net sales and a 1.7% change in net loss for the year ended September 30, 2003. A 10.0% change from the 2003 average exchange rate for the Japanese Yen to the U.S. Dollar would have resulted in a 0.1% change in annual net sales and a 0.1% change in net loss for the year ended September 30, 2003.

The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

Borrowings under the Company’s short-term borrowing and line of credit agreements bear interest at fixed rates. The interest rate on the outstanding short-term borrowing of $2.0, currently due on January 15, 2004, is subject to change in the event the Company elects to extend the term of the borrowing based upon market rates in effect at the time of extension.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the fiscal years ended September 30	2003	2002	2001

Net sales	$102,926,163	$101,535,947	$130,404,745
Cost of sales	41,579,999	46,011,973	66,192,549

Gross margin	61,346,164	55,523,974	64,212,196
Operating expenses:
Sales and marketing	24,733,792	28,807,998	30,715,581
Research and development	15,968,338	19,529,662	18,334,929
General and administrative	15,523,674	19,555,960	16,252,453
Restructuring	(599,574)	2,695,980	1,121,121
In-process research & development	—	3,100,000	—
Loss on sale of MiLAN assets	—	3,616,646	—

Total operating expenses	55,626,230	77,306,246	66,424,084

Gain from forgiveness of grant payable	553,387	1,067,767	—

Operating income (loss)	6,273,321	(20,714,505)	(2,211,888)
Other income (expense):
Interest expense	(539,492)	(406,434)	(616,964)
Interest income	898,780	1,375,031	2,668,957
Other (expense) income	(63,502)	286,478	344,263

Total other income	295,786	1,255,075	2,396,256
Income (loss) before income taxes and cumulative effect of accounting change	6,569,107	(19,459,430)	184,368
Income tax (benefit) provision	(22,736)	(6,674,584)	65,819

Income (loss) before cumulative effect of accounting change	6,591,843	(12,784,846)	118,549

Cumulative effect of accounting change (net of income tax benefit of $0 and $1,055,928)	(43,865,972)	—	(1,901,853)

Net loss	$(37,274,129)	$(12,784,846)	$(1,783,304)

Net loss per common share, basic:
Before cumulative effect of accounting change	$0.31	$(0.65)	$—
Cumulative effect of accounting change	(2.08)	—	(0.12)

	$(1.77)	$(0.65)	$(0.12)

Net loss per common share, assuming dilution:
Before cumulative effect of accounting change	$0.31	$(0.65)	$—
Cumulative effect of accounting change	(2.07)	—	(0.12)

	$(1.76)	$(0.65)	$(0.12)

Weighted average common shares, basic	21,028,611	19,674,516	15,235,258

Weighted average common shares, assuming dilution	21,150,540	19,674,516	15,287,935

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS A/ND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

At September 30,	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$17,228,037	$33,490,395
Marketable securities	40,404,808	24,660,746
Accounts receivable, net	10,841,947	10,518,032
Inventories, net	10,437,001	12,490,767
Other	4,873,354	5,141,439

Total current assets	83,785,147	86,301,379
Property, equipment and improvements, net	19,888,110	21,538,987
Goodwill	3,854,462	45,835,631
Identifiable intangible assets, net	19,748,363	25,850,664
Net deferred tax assets	4,223,682	—
Other	1,039,820	1,301,034

Total assets	$132,539,584	$180,827,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$1,982,716	$—
Current portion of long-term debt	—	891,220
Accounts payable	5,741,739	6,591,235
Income taxes payable	9,538,537	3,154,359
Accrued expenses:
Compensation	3,952,162	4,285,507
Deferred revenue	1,092,848	675,730
Other	3,666,181	5,537,936
Restructuring accruals	16,997	2,503,820

Total current liabilities	25,991,180	23,639,807
Long-term debt	—	4,988,591
Net deferred tax liabilities	684,982	1,019,676

Total liabilities	26,676,162	29,648,074

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value: 60,000,000 shares authorized; 23,212,273 and 23,154,081 shares issued and outstanding	232,123	231,541
Additional paid-in capital	117,720,668	120,004,008
Retained earnings	9,567,582	46,841,711
Accumulated other comprehensive loss	(565,748)	(70,528)

	126,954,625	167,006,732
Unearned stock compensation	(86,017)	(327,310)
Treasury stock, at cost, 2,969,782 and 926,210 shares	(21,005,186)	(15,499,801)

Total stockholders’ equity	105,863,422	151,179,621

Total liabilities and stockholders’ equity	$132,539,584	$180,827,695

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended September 30,	2003	2002	2001

Operating activities:
Net loss	$(37,274,129)	$(12,784,846)	$(1,783,304)
Adjustments to reconcile net loss to cash provided by operating activities:
Restructuring	(599,574)	2,510,320	1,121,121
Goodwill impairment charge	43,865,972	—	—
Acquired in-process research & development	—	3,100,000	—
Depreciation of property and equipment	3,131,247	3,472,489	3,905,455
Amortization of intangibles and other assets	7,171,601	8,095,663	5,992,614
Loss on sale of MiLAN assets	—	3,616,646	—
Gain from forgiveness of grant payable	(553,387)	(1,067,767)	—
(Gain) loss on sale of fixed assets	(3,664)	53,580	(18,172)
(Benefit) provision for bad debts and product returns	(134,331)	116,167	139,502
Provision for inventory obsolescence	1,247,823	1,607,000	3,836,989
Deferred income taxes	(2,598,133)	(135,804)	(2,198,879)
Stock compensation	98,580	117,282	76,849
Tax benefit related to stock option exercises	25,252	—	31,758
Changes in operating assets and liabilities:
Accounts receivable	481,931	4,895,130	3,057,061
Inventories	835,279	2,506,337	82,498
Other assets	453,032	(177,181)	235,966
Income taxes payable	4,701,973	3,113,881	(1,328,432)
Accounts payable	(1,366,310)	(4,021,450)	(823,078)
Accrued expenses	(3,696,355)	(4,683,212)	(1,855,153)

Total adjustments	53,060,936	23,119,081	12,256,099

Net cash provided by operating activities	15,786,807	10,334,235	10,472,795

Investing activities:
Purchase of property and equipment and certain other intangible assets	(1,691,217)	(1,317,348)	(1,625,576)
Proceeds from the sale of MiLAN assets	—	8,058,932	—
Proceeds from maturities of held-to-maturity marketable securities	45,557,157	56,130,987	84,807,237
Purchase of held-to-maturity marketable securities	(61,301,219)	(54,986,786)	(90,462,052)
Business acquisitions, net of cash acquired	—	(10,418,955)	(10,086,848)
Contingent purchase price payments related to business acquisitions	(2,018,157)	(2,931,910)	—

Net cash used in investing activities	(19,453,436)	(5,465,080)	(17,367,239)

Financing activities:
Payments on long-term debt	(6,787,261)	(1,588,426)	(630,596)
Borrowings (payments) on short-term borrowing and line of credit	1,982,716	(940,879)	(2,277,000)
Purchase of treasury stock	(8,554,833)	—	—
Stock option transactions	306,790	41,328	776,412
Employee stock purchase plan transactions	577,361	673,053	515,283

Net cash used in financing activities	(12,475,227)	(1,814,924)	(1,615,901)

Effect of exchange rates changes on cash and cash equivalents	(120,502)	88,911	71,662
Net (decrease) increase in cash and cash equivalents	(16,262,358)	3,143,142	(8,438,683)
Cash and cash equivalents, beginning of period	33,490,395	30,347,253	38,785,936

Cash and cash equivalents, end of period	$17,228,037	$33,490,395	$30,347,253

Supplemental Cash Flows Information:
Interest paid	$624,650	$471,504	$717,154
Income taxes (received) paid, net	$(2,274,719)	$(9,797,383)	$2,609,798

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended September 30, 2003, 2002 and 2001

	Common Stock		Treasury Stock		Additional
	Shares	Par Value	Shares	Value	Paid-in-Capital

Balances, September 30, 2000	16,322,949	$163,229	1,196,463	$(20,042,947)	$71,851,928
Employee stock purchase issuances			(100,582)	1,702,853	(1,187,570)
Stock compensation
Issuance of stock upon exercise of stock options, net of withholding	102,657	1,027			775,386
Tax benefit realized upon exercise of stock options					31,758
Forfeiture of stock options					(12,769)
Foreign currency translation adjustment
Net loss

Balances, September 30, 2001	16,425,606	164,256	1,095,881	(18,340,094)	71,458,733
Employee stock purchase issuances			(169,671)	2,840,293	(2,167,240)
Stock compensation
Issuance of stock upon exercise of stock options, net of withholding	8,309	83			41,245
Forfeiture of stock options					(99,227)
Foreign currency translation adjustment
Common stock issued in connection with the NetSilicon acquisition	6,720,166	67,202			50,770,497
Stock options issued in connection with the NetSilicon acquisition
Net loss

Balances, September 30, 2002	23,154,081	231,541	926,210	(15,499,801)	120,004,008
Employee stock purchase issuances			(281,111)	3,049,448	(2,472,087)
Stock compensation
Issuance of stock upon exercise of stock options, net of withholding	58,192	582			306,208
Tax benefit realized upon exercise of stock options					25,252
Forfeiture of stock options					(142,713)
Foreign currency translation adjustment
Purchase of shares from Sorrento
Networks Corporation			2,324,683	(8,554,833)
Net loss

Balances, September 30, 2003	23,212,273	$232,123	2,969,782	$(21,005,186)	$117,720,668

The accompanying notes are an integral part of the consolidated financial statements.

Continued Next Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (CONTINUED)

For the years ended September 30, 2003, 2002 and 2001

			Accumulated
		Unearned	Other	Total
	Retained	Stock	Comprehensive	Stockholders’	Comprehensive
	Earnings	Compensation	Income (Loss)	Equity	Loss

Balances, September 30, 2000	$61,409,861	$(89,618)	$166,750	$113,459,203	$(15,630,397)

Employee stock purchase issuances				515,283
Stock compensation		76,849		76,849
Issuance of stock upon exercise of stock options, net of withholding				776,413
Tax benefit realized upon exercise of stock options				31,758
Forfeiture of stock options		12,769		—
Foreign currency translation adjustment			(158,781)	(158,781)	(158,781)
Net loss	(1,783,304)			(1,783,304)	(1,783,304)

Balances, September 30, 2001	59,626,557	—	7,969	112,917,421	$(1,942,085)

Employee stock purchase issuances				673,053
Stock compensation		117,282		117,282
Issuance of stock upon exercise of stock options, net of withholding				41,328
Forfeiture of stock options		99,227		—
Foreign currency translation adjustment			(78,497)	(78,497)	(78,497)
Common stock issued in connection with the NetSilicon acquisition				50,837,699
Stock options issued in connection with the NetSilicon acquisition		(543,819)		(543,819)
Net loss	(12,784,846)			(12,784,846)	(12,784,846)

Balances, September 30, 2002	46,841,711	(327,310)	(70,528)	151,179,621	$(12,863,343)

Employee stock purchase issuances				577,361
Stock compensation		98,580		98,580
Issuance of stock upon exercise of stock options, net of withholding				306,790
Tax benefit realized upon exercise of stock options				25,252
Forfeiture of stock options		142,713		—
Foreign currency translation adjustment			(495,220)	(495,220)	(495,220)
Purchase of shares from Sorrento Networks Corporation				(8,554,833)
Net loss	(37,274,129)			(37,274,129)	(37,274,129)

Balances, September 30, 2003	$9,567,582	$(86,017)	$(565,748)	$105,863,422	$(37,769,349)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

Digi is a worldwide provider of device networking solutions. Businesses use Digi products to create, customize and control retail operations, industrial automation and other applications.

Digi’s products are marketed through a global network of distributors, systems integrators, OEMs, and value-added resellers (VARs).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities in excess of three months are classified as marketable securities. Marketable securities consist of high-grade commercial paper and corporate bonds that have maturities of less than one year. All marketable securities are classified as held to maturity, and are carried at amortized cost. Gross unrealized holding gains were $58,303 and $4,475 as of September 30, 2003 and 2002, respectively. Gross unrealized holding losses were $90,071 and $123,787 as of September 30, 2003 and 2002, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables. During fiscal 2003, one distributor accounted for 11.3% of net sales and 21.8% of trade accounts receivable as of September 30, 2003, while another distributor accounted for 15.2% of net sales and 12.2% of trade accounts receivable as of September 30, 2003. Creditworthiness and account payment status is routinely monitored and collateral is not required. The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, trade account receivable and accounts payable for which current carrying amounts approximate fair market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are carried at cost. Depreciation is provided by charges to operations using the straight-line method over their estimated useful lives. Furniture and fixtures and other equipment are depreciated over a period of three to five years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Periodic reviews for impairment of the carrying value of property, equipment and improvements are made based on undiscounted expected future cash flows. The Company owns three buildings located in Minnetonka and Eden Prairie, Minnesota and Dortmund, Germany. The Company is attempting to sell the Dortmund, Germany building.

Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.

INTANGIBLE ASSETS

Purchased proven technology, license agreements, covenants not to compete and other intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and, effective October 1, 2002 is no longer amortized pursuant to FAS 142. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Prior to the adoption of FAS 142, goodwill was amortized on a straight-line basis over estimated useful lives ranging from five to fifteen years. Purchased IPR&D are expensed upon consummation of the related business acquisition. All other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

The Company adopted the provisions of FAS 142 as of October 1, 2002. However, the transition provisions of FAS 142 applied to the Company’s accounting for the NetSilicon acquisition during fiscal year 2002 because this acquisition occurred after June 30, 2001 (see Note 2 to the Company’s Consolidated Financial Statements). In connection with the adoption of FAS 142, the Company engaged an appraiser to assist management in determining the fair value of each of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company, with the assistance of the third party appraiser, measured the fair values of the individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment charge of $43,865,972, which the Company recorded in the first quarter of fiscal 2003. The impairment was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38,443,000 and goodwill related to the CDC and INXTECH acquisitions of $3,466,736 and $1,956,236, respectively (see Note 5 to the Company’s Consolidated Financial Statements). The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. A discounted cash flow technique was utilized in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)

determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $3,854,462, which is included in the assets of the NetSilicon and Inside Out Networks reporting units, remains on the Company’s balance sheet as of September 30, 2003.

STOCK REPURCHASES

From time to time, the Board of Directors authorizes the Company to repurchase common stock when market conditions are favorable or it is a strategic opportunity. During fiscal 2003, the Company repurchased 2,324,683 common shares from Sorrento Networks Corporation at a cost of $8,554,833.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs and distributors. In some of the Company’s transactions prior to March of 2002, risks and rewards of ownership did not pass to the customer until the product was received by the customer. In such cases, the revenues were deferred until customer receipt of the product shipped. During the fourth quarter of 2003, the Company entered into a distribution agreement with a new distributor. The Company has no prior history with this distributor upon which to base estimated reserves for future returns and pricing adjustments. Under this arrangement, product deliveries will be recognized as revenue when the products are sold by this distributor through to the end user customer, until the Company has adequate historical experience to estimate sales returns and pricing adjustments, at which time sales will be recognized upon shipment to this distributor. As of September 30, 2003, there had been no sales to end user customers. Sales to all other authorized domestic distributors and OEMs are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. These estimated reserves are charged against revenues in the same period as the corresponding sales are recorded.

The Company offers rebates to authorized domestic and international distributors and authorized resellers. The rebates are incurred based on the level of sales the respective distributors and resellers make to end user customers, and are charged to operations as a reduction in revenue in the same period as the corresponding sales.

The Company generally recognizes revenue at the date that products are shipped to distributors or OEMs. Upon adoption of SAB 101 in the fourth quarter of fiscal 2001, the Company changed its revenue recognition policy with regard to certain product sales. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the guidance contained in SAB 101. The effect of this change in revenue recognition policy, as of October 1, 2000, was reported as the cumulative effect of an accounting change in the first quarter of fiscal 2001 of $1.9 million, net of taxes, which includes revenue of approximately $6.3 million, less cost of sales and certain related expenses such as direct selling expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

The Company also generates revenue from the sale of software licenses, fees associated with technical support, training, professional and engineering services, and royalties. Revenue from software maintenance obligations is deferred and recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable. Unearned software maintenance and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet. Generally, the Company recognizes revenue under agreements for nonrecurring engineering services using the percentage-of-completion method of accounting based on the ratio of actual labor hours incurred to total estimated labor hours for individual contracts. However, the Company defers revenues from nonrecurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery cannot be accurately estimated.

The Company’s software development tools and developments boards often include multiple elements — hardware, software, post-contract customer support (PCS), limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes revenue related to these multiple element arrangements in accordance with SOP 97-2 as amended by SOP 98-4, as well as Technical Practice Aids issued from time to time by the AICPA. Revenue related to the sale of these development products is allocated to the various elements based on vendor-specific objective evidence of fair value as determined by the price charged for each element when sold separately.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Software development costs are required to be expensed as incurred until the point that technological feasibility and proven marketability of the product are established. Software development costs, otherwise capitalized after such point, also are expensed because they are insignificant. Research and development costs include compensation, allocation of corporate costs, depreciation and amortization, and professional services.

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

LOSS PER COMMON SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the period. Net loss per share, assuming dilution, is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only common equivalent shares are those that result from dilutive common stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE (CONTINUED)

The following table is a reconciliation of the numerators and denominators in the loss per share calculations:

Years ended September 30	2003	2002	2001

Numerator:
Net loss	$(37,274,129)	$(12,784,846)	$(1,783,304)

Denominator:
Denominator for basic loss per share - weighted average shares outstanding	21,028,611	19,674,516	15,235,258
Effect of dilutive securities:
Employee stock options	121,929	—	52,677

Denominator for diluted loss per share - adjusted weighted average shares	21,150,540	19,674,516	15,287,935

Basic loss per share	$(1.77)	$(0.65)	$(0.12)

Diluted loss per share	$(1.76)	$(0.65)	$(0.12)

Common equivalent shares related to employee stock options for the purchase of 10,163 common shares at September 30, 2002 were not included in the computation of diluted earnings per share as their effect is antidilutive because of the net losses incurred by the Company during this period. Had the Company generated net income during this period, these equivalent shares related to outstanding options would have been included in the computation of diluted loss per share.

Options to purchase 5,170,699, 6,049,834 and 1,705,964 shares at September 30, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares and therefore their effect would be antidilutive whether or not the Company generated net income.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” income before cumulative effect of accounting change has been used in determining diluted earnings per share for the years ended September 30, 2003 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123” (FAS 148). This Statement amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 were effective for financial statements for fiscal years ending after December 15, 2002. The Company has no immediate plans to change to the fair value based method of accounting for stock-based compensation and therefore, the Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Such compensation costs, if any, are amortized on a straight-line basis over the option vesting period.

Had the Company applied the fair-value-based method of accounting for its stock options granted to employees and for the stock purchases under the employee stock purchase plan, and charged operations over the option vesting periods based on the fair value of options on the date of grant, net loss and net loss per share would have changed to the pro forma amounts indicated below:

	2003	2002	2001

Net loss as reported	$(37,274,129)	$(12,784,846)	$(1,783,304)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	77,681	77,055	49,413
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,606,931)	(2,271,957)	(2,934,209)

Pro forma net loss	$(39,803,379)	$(14,979,748)	$(4,668,100)

Net loss per share:
Basic - as reported	$(1.77)	$(0.65)	$(0.12)
Basic - pro forma	$(1.89)	$(0.76)	$(0.31)
Diluted - as reported	$(1.76)	$(0.65)	$(0.12)
Diluted - pro forma	$(1.88)	$(0.76)	$(0.31)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The weighted average fair value of options granted and assumed in fiscal years 2003, 2002 and 2001 was $1.75, $3.26 and $3.45, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Assumptions:	2003	2002	2001

Risk free interest rate	2.13%	3.16%	3.50%
Expected option holding period	2.8 years	4 years	4 years
Expected volatility	75%	75%	75%
Expected dividend yield	0	0	0

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

COMPREHENSIVE (LOSS) INCOME

For the Company, comprehensive (loss) income includes net (loss) income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to the accumulated other comprehensive loss account in stockholders’ equity.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. This interpretation is effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003 if certain conditions are met. Companies that defer implementation are required to make additional disclosures in financial statements issued between the original effective date and the date that Interpretation No. 46 is applied. The Company has adopted the provisions of this interpretation. The adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS

On February 13, 2002, the Company acquired NetSilicon, a provider of silicon-based embedded networking solutions, for a purchase price of $67,153,231. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. Included in the purchase price allocation was a $3,100,000 charge to acquired in-process research and development.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS

The table below sets forth the purchase price allocation.

Cash	$15,000,098
Digi common stock (6,720,166 shares)	41,732,231
Fair value Digi stock options issued to replace stock options held by NetSilicon employees	9,105,468
Direct acquisition costs	1,315,434

$67,153,231

Fair value of tangible assets acquired	$5,596,438
Identifiable intangible assets:
Purchased and core technology	11,100,000
License agreements	2,400,000
Patents and trademarks	1,300,000
Customer maintenance contracts	700,000
Customer relationships	2,200,000
Acquired in-process research and development	3,100,000
Goodwill	39,249,915
Deferred compensation	543,819
Acquired deferred tax asset	7,866,059
Deferred tax liabilities related to identifiable intangibles	(6,903,000)

$67,153,231

FAS 142 specifies that goodwill relating to acquisitions occurring after June 30, 2001 should no longer be amortized. Therefore, the results of operations for the twelve-month period ended September 30, 2002 does not include any goodwill amortization expense related to the NetSilicon acquisition. All other goodwill from previous acquisitions continued to be amortized until October 1, 2002 at which time the Company adopted FAS 142. As discussed further in Note 5, the majority of the goodwill recorded upon acquisition was determined to be impaired during the first quarter of fiscal 2003. As of September 30, 2003, the remaining goodwill associated with the NetSilicon acquisition was $550,961, none of which is deductible for income tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)

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

The Company engaged a third-party appraiser to apply the income valuation approach to assist the Company in determining the estimated fair value of the purchased in-process research and development. These estimates were based on the following assumptions:

•	The estimated revenues were based upon NetSilicon’s estimate of revenue growth over the next four fiscal years from the revenue growth of primarily the Net + OS v. 5.0 and the 7520 chips.

•	The estimated gross margin of 57.5% was based upon historical gross margin for NetSilicon’s products, which include chips, boards, and development kits.

•	The estimated selling, general and administrative expenses were based on consideration of historical operating expenses as a percentage of sales and NetSilicon’s projected operating expenses.

•	Cost to complete each project was based on estimated remaining labor hours and a fully burdened labor cost, and other direct project expenses.

•	The discount rate used in the alternative income valuation approach was based on the weighted average cost of capital (WACC.) The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The discount rate used in the alternative valuation approach was 18.0%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The following rates of return were used for the in-process research and development products:

7520	35%
Net + OS v. 5.0	30%

The 7520 chip was released for production in January 2003. This chip is a derivative product capturing the price target and substantially all of the technology contemplated in the 7520 product family at the time of acquisition. The Company expects that revenue from the 7520 family may be less than originally projected at the time of the valuation, due primarily to a decline in economic conditions after the acquisition. However, the Company anticipates that revenue from the product family will represent approximately the same percentage of total Company revenue as that originally projected.

Net + OS v. 5.0 was released to production in November 2002. In September 2003, the Company released the next version of this product, the Net + OS v. 6.0. The Company anticipates that the projected revenue from Net + OS v. 5.0 and its successor product, the Net + OS v. 6.0 will be in line with original projections. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)

The table below sets forth the purchase price allocation (excluding additional cash consideration discussed below).

Cash	$2,372,965
Direct acquisition costs	51,130

Total purchase price	$2,424,095

Fair value of tangible assets acquired	$577,439
Identifiable intangible asset	1,846,656
Goodwill	743,077
Deferred tax liabilities related to identifiable intangibles	(743,077)

$2,424,095

The identifiable intangible asset of $1,846,656 included in the purchase price allocation set forth above is proven technology, which has an estimated useful life of four and one-half years. The remaining unallocated purchase price represents goodwill, which was amortized until the adoption of FAS 142 on October 1, 2003 at which time the unamortized balance was determined to be impaired (see Note 5).

During fiscal 2002, the Company paid $1,533,333 of additional purchase price consideration related to the INXTECH acquisition based upon the achievement of certain pre-established operational targets. The Company was also required to pay up to $966,667 of additional cash consideration subject to INXTECH achieving certain pre-established operational targets during the three years following the acquisition. The payment was accelerated and paid in December 2002 in connection with the restructuring of INXTECH (see Note 6).

In October 2000, the Company acquired Inside Out Networks, a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase consideration, including related transaction costs, consisted of $7,684,176 in cash. The Company paid $1,398,577 in November 2001, $133,332 in October 2002 and $1,051,490 in October 2003 of additional cash consideration for the purchase based upon Inside Out Networks achieving specific revenue and operating income targets during the three years following the acquisition. The additional cash consideration is accounted for as an addition to identifiable intangible assets and goodwill at the time the specified revenue and operating income targets are achieved.

The table below sets forth the purchase price allocation (excluding additional cash consideration discussed above).

Cash	$7,494,844
Direct acquisition costs	56,000
Guaranteed employee retention payments	133,332

Total purchase price	$7,684,176

Fair value of tangible assets acquired	$1,261,598
Identifiable intangible assets	6,422,578
Goodwill	2,504,806
Deferred tax liabilities related to identifiable intangibles	(2,504,806)

$7,684,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED

The identifiable intangible assets of $6,422,578 included in the purchase price allocation set forth above are comprised of proven technology with an estimated fair value of $5,692,578 and an assembled workforce with an estimated fair value of $730,000, which have estimated useful lives of six years and five years, respectively. The remaining unallocated purchase price represents goodwill, which was amortized until October 1, 2002 at which time the Company adopted FAS 142. Upon adoption of FAS 142, the unamortized portion of the assembled workforce intangible asset in the amount of $437,997 was reclassified to goodwill. Goodwill of $3,303,501 remains on the Company’s balance sheet as of September 30, 2003.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of INXTECH and NetSilicon had occurred as of the beginning of fiscal 2001. In the table below, 2002 includes pro forma adjustments relating to NetSilicon and 2001 includes pro forma adjustments relating to NetSilicon and INXTECH. Pro forma adjustments relating to INXTECH include amortization of acquired identifiable intangible assets and goodwill. Pro forma adjustments relating to NetSilicon include amortization of identifiable intangible assets, but exclude the amortization of goodwill in accordance with the provisions of FAS 142 (as this acquisition occurred after June 30, 2001). The pro forma net loss for 2001 does not include the $3.1 million charge related to acquired in-process research and development associated with the NetSilicon acquisition, whereas this charge is reflected in the 2002 pro-forma net loss.

	2002	2001

Net sales	$111,075,447	$164,828,522
Net loss	$(25,022,233)	$(11,877,471)
Net loss per share, basic and fully diluted	$(1.13)	$(0.54)

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of the beginning of fiscal 2001, nor are they necessarily indicative of the results that will be obtained in the future.

3. GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK in July 1998, the Company assumed a liability for an investment grant payable of $1,525,410 to the German government relating to construction of the ITK facility in Dortmund, Germany. The investment grant contained a provision that the grant would be forgiven if ITK retained a specified number of employees in the facility for a five-year period. Because ITK was not in compliance with the minimum employment requirements of the grant at the time of the acquisition or subsequent to the acquisition, the Company continued to reflect the grant payable as a liability and continued to accrue interest on the principal balance of the grant.

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, during fiscal 2002, the Company reversed the portion of the investment grant payable and the related accrued interest payable that related to the period of time from the initial waiver through September 30, 2002. The forgiven principal portion of the investment grant of $1,067,767 was recorded as a component of operating loss for fiscal 2002, and the reversal of the accrued interest payable of $456,859 was recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflected an investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. GAIN FROM FORGIVENESS OF GRANT PAYABLE (CONTINUED)

grant payable and accrued interest payable of $457,643 and $6,103, respectively representing the remaining liability that would occur if the Company failed to remain in the building through August 30, 2003.

During 2003, the Company recognized a $553,387 gain from the forgiveness of the grant payable as a component of operating income. This amount was comprised of the $457,643 investment grant payable and the related accrued interest payable of $6,103 as well as $89,641 of foreign exchange translation impact due to the strengthening of the Euro compared to the U.S. Dollar in fiscal 2003. As of September 30, 2003, there are no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company fulfilled the terms of the waiver granted by the German government in the third quarter of fiscal 2002 by remaining in the building through August 2003.

4. LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN division, to CSI for $8,059,932, resulting in a pre tax loss of $3,616,646 ($3,106,698 net of taxes). Included in the net loss on this transaction is $908,000 of severance costs related to certain former employees of MiLAN.

5. GOODWILL AND OTHER INTANGIBLE ASSETS - CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the FASB issued FAS 141 and FAS 142. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company has adopted the provisions of FAS 142 as of October 1, 2002. However, the transition provisions of FAS 142 applied to the Company’s accounting for the NetSilicon acquisition since this acquisition occurred after June 30, 2001.

In connection with the adoption of FAS 142, the Company engaged a third-party appraiser to assist management in determining the fair value of each of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company, with the assistance of the third party appraiser, measured the fair values of the individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment charge of $43,865,972, which the Company recorded in the first quarter of fiscal 2003. The impairment was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38,443,000 and goodwill related to the CDC and INXTECH acquisitions of $3,466,736 and $1,956,236, respectively. Management believes that the impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $3,854,462, which is included in the assets of the NetSilicon and Inside Out Networks reporting units, remains on the Company’s balance sheet as of September 30, 2003.

If FAS 142 had been in effect in fiscal 2001, consolidated results of operations for fiscal years 2003, 2002 and 2001 would have been as follows (in thousands, except per share amounts):

	2003	2002	2001

Income (loss):
Income (loss) before cumulative effect of accounting change	$6,592	$(12,785)	$119
Add back: goodwill and assembled workforce amortization, net of tax	—	2,486	2,426

Adjusted income (loss) before cumulative effect of accounting change	$6,592	$(10,299)	$2,545

Basic income (loss) per common share:
Reported income (loss) before cumulative effect of accounting change	$0.31	$(0.65)	$—
Add back: goodwill and assembled workforce amortization, net of tax	—	0.13	0.16

Adjusted income (loss) before cumulative effect of accounting change	$0.31	$(0.52)	$0.16

Diluted income (loss) per common share:
Reported income (loss) before cumulative effect of accounting change	$0.31	$(0.65)	$—
Add back: goodwill and assembled workforce amortization, net of tax	—	0.13	0.16

Adjusted income (loss) before cumulative effect of accounting change	$0.31	$(0.52)	$0.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortized intangible assets as of September 30, 2003 and 2002, are comprised of the following (in thousands):

	As of September 30, 2003

	Connectivity Solutions Segment		Device Networking Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$20,614	$(14,674)	$11,100	$(3,006)
License agreements	40	(24)	2,400	(650)
Patents and trademarks	1,037	(553)	1,395	(360)
Customer maintenance contracts	—	—	700	(114)
Customer relationships	—	—	2,200	(357)

Total	$21,691	$(15,251)	$17,795	$(4,487)

	As of September 30, 2002

	Connectivity Solutions Segment		Device Networking Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$19,750	$(10,902)	$11,100	$(1,156)
License agreements	40	(16)	2,400	(250)
Patents and trademarks	797	(400)	1,350	(135)
Customer maintenance contracts	—	—	700	(44)
Customer relationships	—	—	2,200	(138)
Assembled workforce	1,130	(575)	—	—

Total	$21,717	$(11,893)	$17,750	$(1,723)

Amortization expense for fiscal years 2003, 2002 and 2001 is as follows (in thousands):

	Fiscal 2003		Fiscal 2002		Fiscal 2001

	Connectivity	Device	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment	Segment	Segment

Purchased and core technology	$3,772	$1,850	$3,735	$1,156	$2,936	$—
License agreements	8	400	8	250	429	—
Patents and trademarks	153	224	144	135	201	—
Customer maintenance contracts	—	70	—	44	—	—
Customer relationships	—	220	—	138	—	—
Assembled workforce	—	—	213	—	213	—

Total	$3,933	$2,764	$4,100	$1,723	$3,779	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The changes in the carrying amount of goodwill for fiscal 2003 and 2002 are as follows (in thousands):

	Fiscal 2003		Fiscal 2002

	Connectivity	Device	Connectivity	Device
	Solutions	Networking	Solutions	Networking
	Segment	Segment	Segment	Segment

Beginning balance, October 1	$6,842	$38,994	$10,521	$—
Assembled workforce, net of tax, reclassified to goodwill at October 1, 2002	555	—	—	—
Goodwill associated with NetSilicon acquisition	—	—	—	39,116
Transition impairment loss	(5,423)	(38,443)	—	—
Amortization of goodwill prior to adoption of FAS 142	—	—	(2,273)	—
Goodwill associated with the sale of MILAN	—	—	(2,631)	—
Other, primarily contingent purchase price payments made	1,329	—	1,225	(122)

Ending balance, September 30	$3,303	$551	$6,842	$38,994

The Company recorded a goodwill impairment charge of $38,443,000 related to the NetSilicon reporting unit and $5,422,972 related to the Digi reporting unit upon adoption of FAS 142 in the first quarter of fiscal 2003, based upon the implied fair value of goodwill as determined pursuant to FAS 142.

Amortization expense related to intangible assets amounted to $6,696,962, $5,822,586 and $3,778,466 for fiscal 2003, 2002 and 2001. Estimated amortization expense for the next five years is as follows (in thousands):

2004	$5,148
2005	4,969
2006	4,171
2007	2,928
2008	1,386

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. RESTRUCTURING

In September 2002, the Company implemented two restructuring plans, resulting in workforce reductions of 88 employees worldwide. The Company recorded a charge of $1,646,386, consisting of $1,386,042 for severance and termination costs related to the elimination of 24 positions in Minnetonka, Minnesota, 4 positions in Dortmund, Germany, and 19 positions in France. The charge also consisted of $72,000 related to the closure of the Les Lucs office for lease cancellation and office closing expenses, $29,448 of cancellation fees for automobile leases in Dortmund, Germany, and $158,896 related to legal and professional fees in Dortmund, Germany and Les Lucs, France. A second restructuring charge of $1,049,594 was recorded for the Net Silicon operations and included $764,317 for severance and termination costs related to the elimination of 34 positions in Waltham, Massachusetts, 1 in Tokyo, Japan, 1 in Munich, Germany, and 5 in Newbury Park, California. The charge also consisted of $249,757 related to the closure of the Newbury Park, California office, the Munich, Germany office, and other office closing expenses, and $35,520 of cancellation fees related to automobile leases in Munich, Germany.

Cash outlays of $192,160 and $1,887,249 were charged against the restructuring accruals during the fourth quarter of 2002 and during fiscal 2003, respectively. These cash outlays were funded by cash generated from the Company’s operations. The Company recorded a change in estimate adjustment of $599,574 in fiscal 2003 that was reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The change in estimate resulted primarily from favorable settlements of previously agreed to severance amounts, including related legal fees. The Company anticipates that a small amount of future cash outlays will occur in the first and second quarters of 2004 related to building, legal, and automobile lease cancellation fees. These anticipated cash outlays will be funded by cash generated from the Company’s operations.

In September 2001, the Company implemented a restructuring plan that resulted in a workforce reduction of 50 employees in Minnetonka, Minnesota and 11 employees in Sunnyvale, California. A charge of $1,351,870 was recorded for severance and outplacement costs. As of September 30, 2002, all of these costs had been paid.

In September 2000, the Company’s Board of Directors approved a restructuring plan related to its European operations headquartered in Dortmund, Germany, which provided for the transition of all product development, technical support and manufacturing functions to the Company’s corporate headquarters located in Minnetonka, Minnesota. The plan also included the closure of the Company’s office in Bagshot, England. The charge of $1,531,992 consisted of $1,252,531 for severance and termination costs related to the elimination of 73 positions in Dortmund, Germany and two positions in Bagshot, England; $134,227 related to the closure of the Bagshot office for lease cancellation; $100,684 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases, and $44,550 for severance-related legal expenses. As of March 31, 2001, the Company had paid $1,079,321 of severance and termination costs relating to the elimination of 69 positions. Change in estimate adjustments related to the severance component of the restructuring accrual totaling $173,210 were recorded in the quarter ended March 31, 2001 because the Company made a decision to retain six employees who had previously been notified that their employment would be terminated. In fiscal 2001, the Company paid $134,227 related to the closure of the Bagshot office for lease cancellation and paid $69,766 of cancellation fees related to automobile leases, maintenance contracts, and office equipment leases. Changes in estimate for severance-related legal expenses of $44,550 and cancellation fees of $12,989 were recorded as a reduction of the restructuring accrual with a corresponding increase to operating income during the year ended September 30, 2001. In fiscal 2002, the Company paid $17,929 for lease cancellation fees and contractual payments related to the closure of the Bagshot office and the restructuring was complete as of September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. RESTRUCTURING (CONTINUED)

The Company’s restructuring activities are summarized as follows:

	Balance at			Balance at			Balance at
	Sept. 30,			Sept. 30,		Change in	Sept. 30,
Description	2001	Provision	Payments	2002	Payments	Estimate	2003

September 2002 Digi Restructuring Plan:
- Severance and termination costs	$—	$1,386,042	$—	$1,386,042	$(1,042,848)	$(343,194)	$—
- Building closing/lease cancellation fees	—	72,000	—	72,000	(56,087)	(15,913)	—
- Cancellation fees for automobile leases	—	29,448	—	29,448	(16,818)	(3,282)	9,348
- Legal and professional fees	—	158,896	—	158,896	(53,580)	(100,315)	5,001

Subtotal	—	1,646,386	—	1,646,386	(1,169,333)	(462,704)	14,349
September 2002 NetSilicon Restructuring Plan:
- Severance and termination costs	$—	$764,317	$(103,779)	$660,538	$(641,135)	$(19,403)	$—
- Building closing/lease cancellation fees	—	249,757	(88,381)	161,376	(41,261)	(117,467)	2,648
- Cancellation fees for automobile leases	—	35,520	—	35,520	(35,520)	—	—

Subtotal	—	1,049,594	(192,160)	857,434	(717,916)	(136,870)	2,648
September 2001 Restructuring Plan:
- Severance and termination costs	$1,351,870	$—	$(1,351,870)	$—	$—	$—	$—

Subtotal	1,351,870	—	(1,351,870)	—	—	—	—
September 2000 Restructuring Plan:
- Lease cancellation fees and contractual payments	$17,929	$—	$(17,929)	$—	$—	$—	$—
Subtotal	17,929	—	(17,929)	—	—	—	—

Totals	$1,369,799	$2,695,980	$(1,561,959)	$2,503,820	$(1,887,249)	$(599,574)	$16,997

7. SEGMENT INFORMATION AND MAJOR CUSTOMERS

Prior to the acquisition of NetSilicon, as described in Note 2, the Company operated in a single reportable business segment. With the acquisition of NetSilicon, the Company now operates in two reportable segments. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), defines an operating segment as a component of an enterprise that a) engages in business activities from which it may earn revenues and incur expenses, b) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and c) for which discrete financial information is available. The Company records sales and the related cost of goods sold by location; however, discrete financial information is not available by location, with the exception of Inside Out Networks and NetSilicon. SFAS 131 provides that operating segments may be aggregated if they have similar economic characteristics and meet defined criteria related to nature of products and services, nature of the production processes, type or classes of customer, and methods used to distribute products or provide services. The Company has determined that Inside Out Networks can be aggregated with all other locations of the Company, excluding NetSilicon and the Device Server product line, to embody the Connectivity Solutions reporting segment. The NetSilicon operating segment and the Device Server product line comprise the Device Networking Solutions segment, formerly known as Embedded Networking Solutions, prior to fiscal year 2003.

In fiscal 2003, the Company changed the way it reviews results and assesses performance of its Device Server business, due to the tight integration of the Device Server and NetSilicon product lines and the business strategy that is being employed to migrate customers from external box connectivity solutions to embedded networking solutions. As a result of this business strategy the Company now views Device

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

Servers as part of the Device Networking segment effective for the period beginning October 1, 2002. Comparative fiscal 2002 and 2001 results have been reclassified to reflect the current year presentation. However, as a result of the acquisition of NetSilicon on February 13, 2002, these 2002 results include financial results of NetSilicon beginning with the acquisition date.

The reportable segments in which the Company operates include the following:

Connectivity Solutions — Connectivity Solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include multi-port serial adaptors, terminal servers, and USB connected products. As described above, this reporting segment is comprised of two operating segments. The operating segments include the USB products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka, Minnesota; Austin, Texas and Long Beach, California (Inside Out Networks); and Dortmund, Germany and the Company’s Connectivity Solutions segment formerly had operating facilities in Sunnyvale, California (MiLAN) and Les Lucs, France (INXTECH). The Company no longer occupies the Sunnyvale, California facility as a result of the March 25, 2002 sale of the assets of MiLAN. The Company no longer occupies the Les Lucs, France facility as a result of the closure of this office as part of the fiscal 2002 restructuring activity.

Device Networking Solutions – Device Networking Solutions are integrated hardware and software solutions for manufacturers who want to build network-ready products. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated microprocessor and printer controller boards. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The operations of NetSilicon and the Device Server product line comprise this segment and are located in Waltham, Massachusetts and Minnetonka, Minnesota.

Summary financial data by business segment are presented below for the years ended September 30, 2003, 2002 and 2001:

	September 30, 2003

		Device
	Connectivity	Networking
(In thousands)	Solutions	Solutions	Total

Net sales	$72,087	$30,839	$102,926
Operating income (loss)	19,070	(12,797)	6,273
Total assets	$111,148	$21,392	$132,540

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

	September 30, 2002

		Device
	Connectivity	Networking
(In thousands)	Solutions	Solutions	Total

Net sales	$83,567	$17,969	$101,536
Operating loss	(1,428)	(19,286)	(20,714)
Total assets	$114,858	$65,970	$180,828

	September 30, 2001

		Device
	Connectivity	Networking
(In thousands)	Solutions	Solutions	Total

Net sales	$129,904	$501	$130,405
Operating loss	(2,023)	(189)	(2,212)
Total assets	$139,453	$—	$139,453

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income (loss) before income taxes and cumulative effect of accounting change for the years ended September 30 is as follows:

(In thousands)	2003	2002	2001

Operating income (loss) - Connectivity Solutions	$19,070	$(1,428)	$(2,023)
Operating loss - Device Networking Solutions	(12,797)	(19,286)	(189)

	6,273	(20,714)	(2,212)
Other income, net	296	1,255	2,396

Consolidated income (loss) before income taxes and cumulative effect of accounting change	$6,569	$(19,459)	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

The operations of the Company are primarily conducted in the United States, the Company’s country of domicile. The data in the tables below are determined by reference to the location of the Company’s operations in the United States, Japan and Europe for the years ended September 30:

Revenue derived by geographic location:

	Year Ended September 30,
	2003	2002	2001

United States	$81,801,435	$78,953,661	$111,832,491
Japan	3,004,235	2,662,527	—
Europe	18,120,493	19,919,759	18,572,254

	$102,926,163	$101,535,947	$130,404,745

Net long-lived assets by geographic location:

	As of September 30,
	2003	2002	2001

United States	$36,014,188	$83,790,247	$36,698,844
Foreign	7,476,747	9,435,035	7,516,701

Total net long-lived assets	$43,490,935	$93,225,282	$44,215,545

The Company’s foreign export sales, primarily to Europe, comprised 35.5%, 31.4%, and 33.0% of net sales for the years ended September 30, 2003, 2002 and 2001, respectively.

During fiscal 2003, one customer accounted for 11.3% of net sales and 21.8% of the trade accounts receivable as of September 30, 2003, while another accounted for 15.2% of net sales and 12.2% of the trade accounts receivable as of September 30, 2003.

During fiscal 2002, one customer accounted for 14.0% of net sales and 31.7% of the trade accounts receivable as of September 30, 2002, while another accounted for 13.8% of net sales and 10.1% of the trade accounts receivable as of September 30, 2002.

During fiscal 2001, one customer accounted for 13.9% of net sales and 7.6% of the trade accounts receivable as of September 30, 2001, while another accounted for 11.3% of net sales and 21.9% of the trade accounts receivable as of September 30, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. SELECTED BALANCE SHEET DATA

	2003	2002

Accounts receivable, net:
Accounts receivable	$11,825,953	$11,767,428
Less allowance for doubtful accounts	984,006	1,249,396

	$10,841,947	$10,518,032

Inventories, net:
Raw materials	$8,075,584	$9,579,271
Work in process	285,508	353,470
Finished goods	2,075,909	2,558,026

	$10,437,001	$12,490,767

Property, equipment and improvements, net:
Land	$2,330,369	$2,248,735
Buildings	19,764,886	18,463,033
Improvements	1,971,405	1,513,806
Equipment	17,326,600	18,044,146
Purchased software	10,111,136	10,177,939
Furniture and fixtures	1,300,108	1,086,213

	52,804,504	51,533,872
Less accumulated depreciation and amortization	32,916,394	29,994,885

	$19,888,110	$21,538,987

Identifiable intangible assets, net:
Purchased technology	$31,713,809	$30,849,851
License agreements	2,440,000	2,440,000
Assembled workforce	—	1,130,000
Acquired patents	1,300,000	1,300,000
Customer maintenance contracts	700,000	700,000
Customer relationships	2,200,000	2,200,000
Capitalized patent and trademark costs	1,132,361	846,975

	39,486,170	39,466,826
Less accumulated amortization	19,737,807	13,616,162

	$19,748,363	$25,850,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. FINANCIAL GUARANTEES

The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2003, 2002 and 2001:

Fiscal	Balance at	Warranties	Settlements	Balance at
year	October 1	issued	made	September 30

2003	$894,875	$461,234	$(477,486)	$878,623
2002	$800,000	$661,482	$(566,607)	$894,875
2001	$1,000,000	$801,288	$(1,001,288)	$800,000

The Company is not responsible and does not warrant that customer software versions created by OEM customers based upon the Company’s software source code will function in a particular way, conform to any specifications, are fit for any particular purpose and does not indemnify these customers from any third party liability as it relates to or arises from any customization or modifications made by the OEM customer.

10. SHORT-TERM BORROWING

During 2003, the Company entered into a short-term borrowing agreement with Sparkasse Dortmund in the amount of 1,709,680 Euros ($1,982,716) at a fixed interest rate of 3.64% with payment due on January 15, 2004. The Company has the option to extend the payment date beyond the due date; however, the interest rate on the extended period is subject to change based upon market rates in effect at the time of extension. This borrowing is collateralized by land, building and equipment with a carrying value of $5,654,575 on September 30, 2003.

The Company maintains a line of credit in Europe with Deutsche Bank. Borrowings under the line of credit are limited to and collateralized by an amount maintained by the Company in a time deposit in a New York Deutsche Bank account. The principal amount of the time deposit was $1,250,000 at September 30, 2003. This time deposit is included in marketable securities at September 30, 2003 and will mature on December 23, 2003. Upon maturity, the Company may withdraw the time deposit if there is no outstanding borrowing on the line of credit, or the Company may elect to renew the time deposit to secure anticipated line of credit borrowing. Deutsche Bank may, at its option, appropriate and apply the balance of the time deposit toward payment of any outstanding borrowing under the line of credit whether or not any part of the line of credit is due and payable. There were no outstanding balances on the line of credit as of September 30, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2002

2002

5.25% fixed rate long-term collateralized note	$1,326,499
5.20% fixed rate long-term collateralized note	960,568
6.25% fixed rate long-term collateralized note	3,091,064
6.00% fixed rate long-term uncollateralized notes	501,680

5,879,811
Less current portion	891,220

$4,988,591

During 2003, the Company paid the outstanding balance of all of the long-term debt that was originally payable in varying principal installments through December 30, 2017. All of the long-term debt was incurred in connection with the construction of the Dortmund Facility that was acquired when the Company purchased ITK in 1998.

12.     INCOME TAXES

The components of the (benefit) provision for income taxes before cumulative effect of accounting change for the years ended September 30 is as follows:

	2003	2002	2001

Currently payable:
Federal	$2,136,217	$(5,565,876)	$1,859,018
State	439,180	(972,904)	405,680
Deferred	(2,598,133)	(135,804)	(2,198,879)

	$(22,736)	$(6,674,584)	$65,819

The net deferred tax asset at September 30 consists of the following:

	2003	2002

Uncollectible accounts and other reserves	$1,422,920	$1,653,030
Inventories	1,386,815	950,584
Compensation costs	698,294	607,865
Net operating loss carryforwards	9,080,164	9,502,627
Tax credit carryforwards	1,752,501	1,387,501
Intangible assets	(7,293,964)	(9,898,103)

	7,046,730	4,203,504
Valuation allowance	—	(1,763,164)

Net deferred tax asset	$7,046,730	$2,440,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     INCOME TAXES (CONTINUED)

The net deferred tax asset consists of the following at September 30:

	2003	2002

Current deferred tax asset	$3,508,030	$3,460,016
Non-current deferred tax asset	4,223,682	—
Non-current deferred tax liability	(684,982)	(1,019,676)

	$7,046,730	$2,440,340

As of September 30, 2003, the Company had domestic federal net operating loss carryforwards and tax credit carryforwards of approximately $22.0 million and $1.8 million, respectively, which expire at various dates through 2023. Federal domestic net operating loss carryforwards and tax credit carryforwards were $23.0 million and $1.4 million, respectively, as of September 30, 2002. Approximately $21.0 million of net operating loss carryforwards and $0.7 million of tax credit carryforwards relate to the NetSilicon acquisition and are subject to annual use limitations of $2.8 million, in accordance with provisions of the Internal Revenue Code. The Company is required to assess the realizability of the deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109.

The Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2003. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during the year ended September 30, 2003 was accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that are expected to be utilized by the Company during periods subsequent to September 30, 2003 was accounted for as a discrete event and resulted in an income tax benefit of $1.4 million being recorded during fiscal 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     INCOME TAXES (CONTINUED)

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate before cumulative effect of an accounting change for the years ended September 30, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Statutory income tax rate	34.0%	(34.0)%	34.0%
Increase (reduction) resulting from:
State taxes, net of federal benefits	4.4	(3.3)	145.2
Utilization of tax credits	(3.4)	(2.6)	(162.7)
Non-deductible intangible amortization	—	2.3	322.9
Extraterritorial income tax benefit	(2.9)	—	—
Foreign operations (1)	—	(5.4)	(211.1)
Non-deductible loss on the sale of MiLAN	—	3.5	—
Non-deductible NetSilicon acquisition costs	—	6.1	—
Additional NOLs on NetSilicon acquisition	(6.6)	—	—
Reversal of valuation allowance	(21.5)	—	—
Other	(4.3)	(0.9)	(92.6)

	(0.3)%	(34.3)%	35.7%

(1)  Reflects benefit realized from utilization of foreign net operating loss carryforwards to offset foreign taxable income. At the time of utilization, the tax benefits attributable to these loss carryforwards were offset by a deferred tax asset valuation allowance.

13.     STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

The Company’s stock option plan (the Stock Option Plan) provides for the issuance of nonstatutory stock options (NSOs) and incentive stock options (ISOs) to key employees and nonemployee board members holding less than 5% of the outstanding shares of the Company’s common stock. The Company’s Non-Officer Stock Option Plan (the Non-Officer Plan), provides for the issuance of NSOs to key employees who are not officers or directors of the Company. The Company’s 2000 Omnibus Stock Plan (the Omnibus Plan) and, together with the Stock Option Plan and the Non-Officer Plan, (the Plans) provides for the issuance of stock-based incentives, including ISOs and NSOs, to employees and others who provide services to the Company, including consultants, advisers and directors. Options granted under the Plans will expire if unexercised after ten years from the date of grant. Options granted under the Plans generally vest over a four year service period.

The exercise price for ISOs and non-employee director options granted under the Stock Option Plan or the Omnibus Plan is set at the fair market value of the Company’s common stock on the date of grant. The exercise price for nonstatutory options granted under the Plans is set by the Compensation Committee of the Board of Directors. The authority to grant options under the Plans and set other terms and conditions rests with the Compensation Committee. The Stock Option Plan terminates in 2006 and the Omnibus Plan terminates in 2010. The Non-Officer Plan does not have a designated termination date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2003, 2002 or 2001. Income tax withholding is limited to the employee’s minimum statutory withholding rate.

In connection with the acquisition of NetSilicon, the Company assumed options to purchase shares of common stock of NetSilicon under the NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan, the NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan and the NetSilicon, Inc. 2001 Stock Option and Incentive Plan (the Assumed Plans), which options became exercisable for shares of the Company’s common stock. The Company cannot grant additional awards under these plans.

Stock options and common shares reserved for grant under the Plans and Assumed Plans are as follows:

			Weighted
			Average
	Available For	Options	Price Per
	Grant	Outstanding	Share

Balances, September 30, 2000	963,017	2,602,710	$11.05
Additional shares approved for grant	2,250,000	—
Granted	(1,607,214)	1,607,214	5.96
Exercised	—	(102,657)	7.57
Cancelled	298,796	(298,796)	10.80

Balances, September 30, 2001	1,904,599	3,808,471	$9.02
Additional shares approved for grant	2,687,528	—
Granted	(525,654)	525,654	5.33
Digi options issued in connection with the NetSilicon acquisition	(2,687,528)	2,687,528	9.88
Exercised	—	(8,309)	4.97
Cancelled	690,091	(861,448)	8.41

Balances, September 30, 2002	2,069,036	6,151,896	$9.17
Granted	(817,585)	817,585	3.46
Exercised	—	(58,192)	5.27
Cancelled	750,977	(1,055,317)	9.02

Balances, September 30, 2003	2,002,428	5,855,972	$8.44

Exercisable at September 30, 2001		1,893,484	$10.36
Exercisable at September 30, 2002		4,314,747	$9.98
Exercisable at September 30, 2003		4,384,925	$9.47

Commencing April 1996, the Company sponsored an Employee Stock Purchase Plan (the Purchase Plan) that covers all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $602,420, $673,053 and $560,562 in the fiscal years ended 2003, 2002 and 2001, respectively. Pursuant to the Purchase Plan, 281,111, 169,671 and 100,582 shares were issued to employees during the fiscal years ended 2003, 2002 and 2001, respectively. On December 14, 2001, the Board of Directors approved an amendment to the Purchase Plan, which was later approved by stockholders, to increase the number of shares of common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.     STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

stock of the Company that are reserved for future purchase under the Purchase Plan by 750,000 shares. As of September 30, 2003, 427,370 shares are available for future issuances under the Purchase Plan.

At September 30, 2003, the weighted average exercise price and remaining life of the stock options are as follows:

Options Outstanding				Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Options	Contractual Life	Average	Options	Average
Exercise Prices	Outstanding	( In Years)	Exercise Price	Exercisable	Exercise Price

Less than $3.00	513,273	9.0	$2.37	28,469	$2.26
$3.00 - $3.99	172,000	9.4	$3.30	—	$—
$4.00 - $4.99	49,750	7.2	$4.74	49,208	$4.74
$5.00 - $5.99	1,432,088	8.0	$5.39	1,137,655	$5.28
$6.00 - $6.99	427,478	7.5	$6.44	310,772	$6.40
$7.00 - $7.99	809,504	7.2	$7.36	580,893	$7.36
$8.00 - $9.99	214,511	4.9	$8.64	194,037	$8.61
$10.00 - $10.99	1,470,218	5.9	$10.74	1,470,218	$10.74
$11.00 - $14.99	448,525	5.5	$12.51	295,048	$12.78
$15.00 - $29.25	318,625	4.1	$24.28	318,625	$24.28

$2.19 - $29.25	5,855,972	6.9	$8.44	4,384,925	$9.47

14. SHARE RIGHTS PLAN

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

15.     COMMITMENTS

The Company has entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2008. The office facility leases generally require the Company to pay a pro-rata share of the lessor’s operating expenses. Below is a schedule of future minimum rental commitments under noncancellable operating leases:

2004	$1,292,501
2005	1,066,815
2006	717,469
2007	563,171
2008	14,684

Total	$3,654,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.     COMMITMENTS (CONTINUED)

Total rental expense for all operating leases, including a pro-rata share of lessor operating expenses, for the years ended September 30, 2003, 2002 and 2001 was $1,452,000, $1,647,000 and $1,525,000, respectively.

16.     EMPLOYEE BENEFIT PLANS

The Company currently has two savings and profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute pre-tax earnings, not to exceed amounts allowed under the Code.

The Digi International plan allows employees to contribute up to 20% of their pre-tax earnings (not to exceed amounts allowed under the Code). The Company provides a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors.

The NetSilicon plan allows employees to contribute up to 15% of their pre-tax earnings (not to exceed amounts allowed under the Code). Beginning January 1, 2003, the Company provides a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. NetSilicon may, at the discretion of its Board of Directors, make contributions to the plan.

The Company provided matching contributions of $512,851 for the two plans in the fiscal year ended September 30, 2003. The Company provided matching contributions of $607,184 and $579,000 to the Digi International plan for the fiscal years ended September 30, 2002 and 2001, respectively. No matching funds were provided to the NetSilicon plan for the fiscal year ended September 30, 2002.

17.     CONTINGENCIES

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers, certain underwriters involved in NetSilicon’s initial public offering (“IPO”), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. The Company believes that the claims against the Company are without merit and has defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On July 15, 2002, the Company, along with 300-plus other publicly traded companies that have been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. On February 19, 2003, the Court denied the Company’s motion to dismiss.

In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.     CONTINGENCIES (CONTINUED)

claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters that provides for coverage of up to a maximum of $10 million per occurrence. The Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2003, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. The Company believes the insurance claim will be approved based on discussion with representatives of the insurance company and legal counsel who represents the Company in this matter. The Company also considers the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially sound insurance company. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, results of operations, or financial condition of the Company.

In the normal course of business, the Company is subject to various claims and litigation, including patent and intellectual property claims. Management of the Company expects that these various litigation items will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

18.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

During the fourth quarter of fiscal 2001, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The Company recorded a cumulative effect charge of $1,901,853, net of an income tax benefit of $1,055,928, related to this accounting change. Upon adoption of SAB 101, the Company changed its revenue recognition policy with regard to certain product sales. The Company’s previous policy stated that revenue is recognized upon shipment of products to customers. Essentially, the new policy recognizes that the risks and rewards of ownership in certain transactions do not substantively transfer to customers upon shipment of the products. These new policies are consistent with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE (CONTINUED)

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

Valuation account - doubtful accounts
September 30, 2003	$1,249	$(30)	$235	(1)	$984
September 30, 2002	1,460	116	327	(1)	1,249
September 30, 2001	1,815	1,149	1,504	(1)	1,460
Valuation account - inventory obsolescence
September 30, 2003	$3,246	$1,248	$503	(2)	$3,991
September 30, 2002	5,708	1,607	4,069	(2)	3,246
September 30, 2001	4,074	3,837	2,203	(2)	5,708

(1)	Uncollectible accounts charged against allowance net of recoveries

(2)	Scrapped inventory charged against allowance

REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 79 present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries (the Company) at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 79 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002.

As discussed in Note 18, the Company adopted the provisions of Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” effective October 1, 2000.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 4, 2003

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands except per share data)

	Dec. 31	Mar. 31	June 30	Sept. 30

2003
Net sales	$25,527	$25,512	$25,567	$26,320
Gross margin	15,347	15,194	15,251	15,554
Restructuring	(132)	(134)	(169)	(164)
Income before income taxes and cumulative effect of accounting change	1,465	1,413	1,740	1,951
Cumulative effect of accounting change (net of income tax benefit of $0)	(43,866)	—	—	—
Net (loss) income	(42,796)	2,504	1,213	1,805
Income per share, before cumulative effect of accounting change - basic	0.05	0.12	0.06	0.09
- assuming dilution	0.05	0.12	0.06	0.09
Loss per share, cumulative effect of accounting change - basic	(1.99)	—	—	—
- assuming dilution	(1.99)	—	—	—
Net (loss) income per share - basic	(1.94)	0.12	0.06	0.09
Net (loss) income per share - assuming dilution	(1.94)	0.12	0.06	0.09
2002
Net sales	$25,150	$25,193	$26,110	$25,083
Gross margin	13,450	13,174	14,882	14,018
Restructuring	—	—	—	2,696
In-process research & development	—	3,100	—	—
Loss on sale of MiLAN	—	3,617	—	—
Net loss	(506)	(7,335)	(588)	(4,356)
Net loss per share - basic	(0.03)	(0.39)	(0.03)	(0.20)
Net loss per share - assuming dilution	(0.03)	(0.39)	(0.03)	(0.20)
2001
Net sales	$34,958	$32,065	$31,081	$32,300
Gross margin	18,434	16,692	16,163	12,923
Restructuring	(182)	(48)	—	1,351
Income (loss) before income taxes and cumulative effect of accounting change	2,981	581	705	(4,083)
Cumulative effect of accounting change (net of income tax benefit of $1,056)	(1,902)	—	—	—
Net (loss) income	(411)	320	366	(2,058)
Income (loss) per share, before cumulative effect of accounting change - basic	0.10	0.02	0.02	(0.13)
- assuming dilution	0.10	0.02	0.02	(0.13)
Loss per share, cumulative effect of accounting change - basic	(0.13)	—	—	—
- assuming dilution	(0.13)	—	—	—
Net (loss) income per share - basic	(0.03)	0.02	0.02	(0.13)
Net (loss) income per share - assuming dilution	(0.03)	0.02	0.02	(0.13)

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

QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(in thousands except per share data)

	Dec. 31	Mar. 31	June 30

2001
Net sales	$34,443	$33,038	$30,155
Gross margin	18,161	17,198	15,681
Restructuring	(182)	(48)	—
Net income	1,364	555	139
Net income per share - basic	0.09	0.04	0.01
Net income per share - assuming dilution	0.09	0.04	0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position

Joseph T. Dunsmore	45	Chairman, President and
		Chief Executive Officer

Subramanian Krishnan	49	Senior Vice President, Chief Financial Officer
		and Treasurer

Bruce Berger	43	Senior Vice President and
		General Manager of NetSilicon

Joe Dunsmore joined the Company in October 1999 as President and Chief Executive Officer and a member of the Board of Directors and was elected Chairman of the Board in May 2000. Prior to joining the company, Mr. Dunsmore was Vice President of Access for Lucent Microelectronics, a telecommunications company now known as Agere Systems Inc., since June 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation since May 1983.

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

Mr. Berger joined Digi as Vice President and Managing Director of European and Asian Operations in May 2000. He was named Senior Vice President and General Manager of NetSilicon, Inc. in February 2002, when the Company acquired NetSilicon. Prior to joining the Company he served as Vice President and General Manager, Business Development at TeCom Incorporated where he was responsible for development of TeCom’s original business plan, development and implementation of the strategic plan and management of aspects of the business. Prior to TeCom his tenure included 11 years with AT&T Paradyne Corporation in a variety of product management positions including international sales and marketing and business development. At AT&T Paradyne, Mr. Berger was responsible for international sales and channel development in Europe, Canada, Latin America, the Far East and Australia.

CODE OF ETHICS

The Company adopted a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to the Company’s senior financial management, including specifically the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of this code of ethics is filed as an exhibit to this report. The Company intends to satisfy its disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the Company’s website at www.digi.com.

PART III

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2003 for compensation plans under which equity securities may be issued.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
Plan Category	Rights	Warrants and Rights	Column (a))

Equity Compensation Plans Approved by Security Holders	1,740,761	$9.36	1,753,464 (1)
Equity Compensation Plans Not Approved by Security Holders (3)	1,922,105	$5.40	676,334
Total (2)	3,662,866	$7.28	2,429,798

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 576,094 shares under the Company’s Stock Option Plan, 750,000 shares under the Company’s 2000 Omnibus Stock Plan and 427,370 shares under the Company’s Employee Stock Purchase Plan.

(2)	The table does not include information for equity compensation plans assumed by the Company pursuant to the acquisition of NetSilicon, Inc. by the Company in February 2002. Pursuant to the Agreement and Plan of Merger, the Company assumed options to purchase 4,134,658 shares of common stock of NetSilicon granted under three different plans, which became exercisable for an aggregate of 2,687,528 shares of common stock of the Company. All of the options assumed by the Company remain subject to the assumed plans until the options are exercised or expire. As of September 30, 2003, 2,193,106 options remained outstanding at a weighted average exercise price of $10.37. The Company cannot grant additional awards under these assumed plans.

(3)	Relates to the Digi International Inc. Non-Officer Stock Option Plan only.

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

Shares Subject to the Non-Officer Plan. As of September 30, 2003, 1,922,105 shares of the Company’s common stock were subject to outstanding awards granted and 676,334 shares remained available for future award grants under the Non-Officer Plan. If any award granted pursuant to the Non-Officer Plan expires or terminates without being exercised in full, the unexercised shares released from such award will again become available for issuance under the Non-Officer Plan. The Committee, in its sole discretion, may adjust the number of shares and the purchase price per share to give effect to adjustments made in the number of

PART III

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)

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

Incentive and Non-Statutory Stock Options. The Non-Officer Plan authorizes the grant of non-statutory stock options. Because the Non-Officer Plan has not been approved by the Company’s stockholders, under the Internal Revenue Code of 1986, as amended, incentive stock options may not be granted under the Non-Officer Plan. The exercise price of an option is determined by the Committee. The exercise price may not be less than 50% of the fair market value, as defined in the Non-Officer Plan, of the Company’s common stock on the date the option is granted. Stock options may be granted and exercised at such times as the Committee may determine, provided that the term shall not exceed ten years from the date of grant. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, bank draft or money order, by delivery of shares of Company common stock having a fair market value on the date the option is exercised equal to all or any part of the option price of the stock being purchased or any combination of the above.

Transferability and Termination of Options. The Non-Officer Plan allows the recipient to transfer options to members of his or her immediate family under certain circumstances. Other than such transfers to family members, no option shall be assignable or transferable by the recipient other than by will or the laws of descent and distribution. If a recipient’s employment or other relationship with the Company or its affiliates is terminated for any reason other than death or disability, then any unexercised portion of such recipient’s award will generally be forfeited, except as provided in the Non-Officer Plan or such recipient’s agreement or by the Committee. Upon death or disability, any unexercised portion of such recipient’s award will automatically vest. Upon a change in control as described in the Non-Officer Plan, the Committee shall declare all outstanding options cancelled at the time of the change in control in exchange for cash in the amount described in the Non-Officer Plan unless appropriate provisions have been made for the protection of the outstanding options by the substitution of such options for options to purchase appropriate stock of the surviving entity in the change in control.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Consolidated Financial Statements and Schedules of the Company

1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2003, 2002 and 2001

Consolidated Balance Sheets as of September 30, 2003 and 2002

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Auditors

     (b)  Reports on Form 8-K

Form 8-K, dated August 6, 2003, announcing the Company’s financial results for its third quarter ended June 30, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     (c)  Exhibits

Exhibit
Number	Description

2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (1)

2(b)	Asset Purchase Agreement, dated as of March 21, 2002, by and between the Company and Communications Systems, Inc. (2)

2(c)	Amendment No. 1 to Asset Purchase Agreement, dated as of March 25, 2002, by and between the Company and Communications Systems, Inc. (3)

3(a)	Restated Certificate of Incorporation of the Company, as amended (4)

3(b)	Amended and Restated By-Laws of the Company, as amended (5)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (6)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (7)

10(a)	Stock Option Plan of the Company as Amended and Restated as of January 22, 2003 (8)

10(b)	Form of indemnification agreement with directors and officers of the Company (9)

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999* (10)

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (11)

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated October 24, 1999* (12)

10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000* (13)

10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001* (14)

10(f)	Employee Stock Purchase Plan, as amended, of the Company (15)

10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of January 22, 2003 (16)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     (c)  Exhibits (continued)

Exhibit
Number	Description

10(h)	Second Amended and Restated Employment Agreement dated as of October 30, 2001 between NetSilicon, Inc. and Cornelius Peterson, VIII* (17)

10(i)	Digi International Inc. Non-Officer Stock Option Plan, as amended (18)

10(j)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (19)

10(k)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (20)

10(l)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (21)

13	2003 Letter to Stockholders

14	Code of Ethics

21	Subsidiaries of the Company

23	Consent of Independent Accountants

24	Powers of Attorney

31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972).

(3)	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972).

(4)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(5)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(6)	Incorporated by reference of Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).

(7)	Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

(8)	Incorporated by reference to the corresponding exhibit number to the Company’s Form 10-Q for the quarter ended December 31, 2002 (File no. 0-17972).

(9)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).

(10)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(11)	Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(12)	Incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended September 30, 1999 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2000 (File no. 0-17972).

(14)	Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on January, 23, 2002 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-Q for the quarter ended December 31, 2002 (File no. 0-17972).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(17)	Incorporated by reference to Exhibit 10(j) to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File no. 0-17972).

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82674).

(19)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(20)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

(21)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.

December 12, 2003	By:	/s/ Joseph T. Dunsmore

Joseph T. Dunsmore President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 12, 2003	/s/ Joseph T. Dunsmore

Joseph T. Dunsmore
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

December 12, 2003	/s/ Subramanian Krishnan

Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

JOSEPH T. DUNSMORE
GUY C. JACKSON
KENNETH E. MILLARD
MYKOLA MOROZ	A majority of the Board of Directors*
MICHAEL SEEDMAN
BRADLEY J. WILLIAMS

*Subramanian Krishnan, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

December 12, 2003	/s/ Subramanian Krishnan

Subramanian Krishnan
Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description	Page

2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001	Incorporated by Reference

2(b)	Asset Purchase Agreement, dated as of March 21, 2002, by and between the Company and Communications Systems, Inc.	Incorporated by Reference

2(c)	Amendment No. 1 to Asset Purchase Agreement, dated as of March 25, 2002, by and between the Company and Communications Systems, Inc	Incorporated by Reference

3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company, as amended	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Shares Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference

10(a)	Stock Option Plan of the Company as Amended and Restated as of January 22, 2003	Incorporated by Reference

10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference

10(c)(i)	Amendment to the Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore, dated October 24, 1999	Incorporated by Reference

10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000	Incorporated by Reference

10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001	Incorporated by Reference

10(f)	Employee Stock Purchase Plan, as amended of the Company	Incorporated by Reference

10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of January 22, 2003	Incorporated by Reference

10(h)	Second Amended and Restated Employment Agreement dated as of October 30, 2001 between NetSilicon, Inc. and Cornelius Peterson, VIII	Incorporated by Reference

10(i)	Digi International Inc. Non-Officer Stock Option Plan, as amended	Incorporated by Reference

10(j)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference

10(k)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference

10(l)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page

13	2003 Letter to Stockholders	Filed Electronically

14	Code of Ethics	Filed Electronically

21	Subsidiaries of the Company	Filed Electronically

23	Consent of Independent Accountants	Filed Electronically

24	Powers of Attorney	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically