Form 10-Q
period 2003-12-31
DIGI INTERNATIONAL INC
filed 2004-02-09
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2003

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

Yes  (X)  No  (   )

On January 31, 2004, there were 20,876,594 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

	Three months ended December 31,
	2003	2002

Net sales	$26,306,830	$25,527,469
Cost of sales	10,202,785	10,180,837

Gross margin	16,104,045	15,346,632
Operating expenses:
Sales and marketing	6,075,900	6,156,972
Research and development	4,510,839	4,145,209
General and administrative	3,237,839	3,793,621
Restructuring	—	(132,138)

Total operating expenses	13,824,578	13,963,664

Gain from forgiveness of grant payable	—	66,972

Operating income	2,279,467	1,449,940
Other income, net	73,543	15,343

Income before income taxes and cumulative effect of accounting change	2,353,010	1,465,283
Income tax provision	705,903	395,628

Income before cumulative effect of accounting change	1,647,107	1,069,655
Cumulative effect of accounting change	—	(43,865,972)

Net income (loss)	$1,647,107	$(42,796,317)

Net income (loss) per common share, basic:
Income before cumulative effect of accounting change	$0.08	$0.05
Cumulative effect of accounting change	—	(1.99)

	$0.08	$(1.94)

Net income (loss) per common share, diluted:
Income before cumulative effect of accounting change	$0.08	$0.05
Cumulative effect of accounting change	—	(1.99)

	$0.08	$(1.94)

Weighted average common shares, basic	20,497,909	22,068,349

Weighted average common shares, diluted	21,276,303	22,085,535

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

	December 31,	September 30,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,203,686	$17,228,037
Marketable securities	36,509,553	40,404,808
Accounts receivable, net	10,167,561	10,841,947
Inventories, net	11,118,502	10,437,001
Other	5,843,462	4,873,354

Total current assets	87,842,764	83,785,147
Property, equipment and improvements, net	20,000,484	19,888,110
Goodwill	5,816,241	3,854,462
Identifiable intangible assets, net	18,384,641	19,748,363
Net deferred tax assets	4,534,463	4,223,682
Other	945,596	1,039,820

Total assets	$137,524,189	$132,539,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$2,147,247	$1,982,716
Accounts payable	6,110,299	5,741,739
Income taxes payable	10,141,543	9,538,537
Accrued expenses:
Compensation	3,457,072	3,952,162
Other	3,376,184	3,666,181
Deferred revenue	1,075,660	1,092,848
Restructuring accruals	10,610	16,997

Total current liabilities	26,318,615	25,991,180
Net deferred tax liabilities	570,586	684,982

Total liabilities	26,889,201	26,676,162

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 23,597,545 and 23,212,273 shares issued	235,976	232,123
Additional paid-in capital	120,037,982	117,720,668
Retained earnings	11,214,689	9,567,582
Accumulated other comprehensive loss	(235,919)	(565,748)
Unearned stock compensation	(63,578)	(86,017)
Treasury stock, at cost, 2,906,015 and 2,969,782 shares	(20,554,162)	(21,005,186)

Total stockholders’ equity	110,634,988	105,863,422

Total liabilities and stockholders’ equity	$137,524,189	$132,539,584

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

	Three months ended December 31,

	2003	2002

Operating activities:
Net income (loss)	$1,647,107	$(42,796,317)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Restructuring	—	(132,138)
Depreciation of property, equipment and improvements	657,002	764,152
Amortization of identifiable intangible assets and other assets	1,549,811	1,855,383
Cumulative effect of accounting change	—	43,865,972
Bad debt and product return recoveries	(95,742)	(100,000)
Provision for inventory obsolescence	110,714	466,176
Tax benefit related to stock option exercises	534,085	—
Gain on sale of property, equipment and improvements	—	(2,988)
Stock compensation	67,721	30,238
Changes in operating assets and liabilities	(1,717,015)	(2,842,944)

Total adjustments	1,106,576	43,903,851

Net cash provided by operating activities	2,753,683	1,107,534

Investing activities:
Sale (purchase) of held-to-maturity marketable securities, net	3,895,255	(1,374,296)
Contingent purchase price payments related to business acquisitions	(1,961,779)	(2,018,157)
Proceeds from sale of property, equipment and improvements	—	6,447
Purchase of property, equipment, improvements and certain other intangible assets	(371,662)	(152,729)

Net cash provided by (used in) investing activities	1,561,814	(3,538,735)

Financing activities:
Borrowings on short-term borrowing and line of credit	371	708,540
Payments on long-term debt	—	(31,965)
Purchase of treasury stock	—	(3,603,260)
Proceeds from stock option transactions	1,857,773	—
Proceeds from employee stock purchase plan transactions	335,052	135,633

Net cash provided by (used in) financing activities	2,193,196	(2,791,052)

Effect of exchange rate changes on cash and cash equivalents	466,956	124,783

Net increase (decrease) in cash and cash equivalents	6,975,649	(5,097,470)
Cash and cash equivalents, beginning of period	17,228,037	33,490,395

Cash and cash equivalents, end of period	$24,203,686	$28,392,925

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the Company or Digi), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein as of December 31, 2003, and for the three months ended December 31, 2003 and 2002, reflect, in the opinion of management, all adjustments (which, other than the first quarter of fiscal year 2003 change in accounting principle as described in Note 5, consist only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

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

Had the Company applied the fair value recognition provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for its stock options granted to employees and for the stock purchases under the employee stock purchase plan, and charged operations over the option vesting periods based on the fair value of options on the date of grant, net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     STOCK-BASED COMPENSATION (CONTINUED)

	Three months ended December 31,

	2003	2002

Net income (loss) as reported	$1,647,107	$(42,796,317)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	47,405	23,828
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,054,527)	(667,062)

Pro forma net income (loss)	$639,985	$(43,439,551)

Net income (loss) per share:
Basic - as reported	$0.08	$(1.94)
Basic - pro forma	$0.03	$(1.97)
Diluted - as reported	$0.08	$(1.94)
Diluted - pro forma	$0.03	$(1.97)

3.     RESTRUCTURING

In September 2002, the Company implemented two restructuring plans, resulting in workforce reductions of 88 employees worldwide. The Company recorded a charge of $1,646,386, consisting of $1,386,042 for severance and termination costs related to the elimination of 24 positions in Minnetonka, Minnesota, 4 positions in Dortmund, Germany, and 19 positions in France. The charge also consisted of $72,000 related to the closure of the Les Lucs, France office for lease cancellation and office closing expenses, $29,448 of cancellation fees for automobile leases in Dortmund, Germany, and $158,896 related to legal and professional fees in Dortmund, Germany and Les Lucs, France. A second restructuring charge of $1,049,594 was recorded in September 2002 for the NetSilicon operations of which $192,160 was paid during the fourth quarter of fiscal 2002. This restructuring charge included $764,317 for severance and termination costs related to the elimination of 34 positions in Waltham, Massachusetts, 1 in Tokyo, Japan, 1 in Munich, Germany, and 5 in Newbury Park, California. The charge also consisted of $249,757 related to the closure of the Newbury Park, California office, the Munich, Germany office, and other office closing expenses, and $35,520 of cancellation fees related to automobile leases in Munich, Germany.

Cash outlays of $6,387 and $1,164,381 were charged against the restructuring accruals during the three months ended December 31, 2003 and 2002, respectively. These cash outlays were funded by cash generated from the Company’s operations. The Company recorded a change in estimate adjustment of $132,138 in the three months ended December 31, 2002 that was reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The change in estimate resulted primarily from favorable settlements of previously agreed to severance amounts including related legal fees. The Company anticipates that a small amount of future cash outlays will occur in the second quarter of fiscal 2004 related to building and automobile lease cancellation fees. These anticipated future cash outlays will be funded by cash generated from the Company’s operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     RESTRUCTURING (CONTINUED)

The Company’s restructuring activities are summarized as follows:

	Balance at			Balance at			Balance at
	Sept. 30,		Change in	Sept. 30,	(Payments)	Change in	Dec. 31,
Description	2002	Payments	Estimate	2003	Receipts	Estimate	2003

Sept. 2002 Digi Restructuring Plan:
- Severance and termination costs	$1,386,042	$(1,042,848)	$(343,194)	$—	$—	$—	$—
- Building closing / lease cancellation fees	72,000	(56,087)	(15,913)	—	—	—	—
- Cancellation fees for automobile leases	29,448	(16,818)	(3,282)	9,348	(3,472)	—	5,876
- Legal and professional fees	158,896	(53,580)	(100,315)	5,001	(5,001)	—	—

Subtotal	1,646,386	(1,169,333)	(462,704)	14,349	(8,473)	—	5,876

Sept. 2002 NetSilicon Restructuring Plan:
- Severance and termination costs	660,538	(641,135)	(19,403)	—	—	—	—
- Building closing / lease cancellation fees	161,376	(41,261)	(117,467)	2,648	2,086	—	4,734
- Cancellation fees for automobile leases	35,520	(35,520)	—	—	—	—	—

Subtotal	857,434	(717,916)	(136,870)	2,648	2,086	—	4,734

Totals	$2,503,820	$(1,887,249)	$(599,574)	$16,997	$(6,387)	$—	$10,610

4.     GAIN FROM FORGIVENESS OF GRANT PAYABLE

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

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, during fiscal 2002, the Company reversed the portion of the investment grant payable and the related accrued interest payable that related to the period of time from the initial waiver through September 30, 2002. The forgiven principal portion of the investment grant of $1,067,767 was recorded as a component of operating loss for fiscal 2002 and the reversal of the accrued interest payable of $456,859 was recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflected an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively representing the remaining liability that would occur if the Company failed to remain in the building through August 30, 2003.

During the three months ended December 31, 2002, the Company recognized a $66,972 gain from the investment grant payable as a component of operating income related to the portion of the grant payable that was forgiven as a result of remaining in the building through December 31, 2002. As of September 30, 2003, there were no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company fulfilled the terms of the waiver granted by the German government by remaining in the building through August 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 eliminated the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provided that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expanded the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company adopted the provisions of FAS 142 as of October 1, 2002. However, the transition provisions of FAS 142 applied to the Company’s accounting for the NetSilicon acquisition as this acquisition occurred after June 30, 2001.

In connection with the adoption of FAS 142, the Company engaged a third-party appraiser to assist management in determining the fair value of each of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company, with the assistance of the third-party appraiser, measured the fair values of the individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment of $43,865,972, which the Company recorded as a charge in the first quarter of fiscal 2003. The impairment was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38,443,000 and goodwill related to the Central Data Corporation (CDC) and INXTECH acquisitions of $3,466,736 and $1,956,236, respectively. Management believes the impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortized identifiable intangible assets as of December 31, 2003 and September 30, 2003 are comprised of the following (in thousands):

	As of December 31, 2003

	Connectivity Solutions Segment		Device Networking Solutions Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$20,614	$(15,324)	$11,100	$(3,469)
License agreements	40	(26)	2,400	(750)
Patents and trademarks	1,061	(599)	1,399	(417)
Customer maintenance contracts	—	—	700	(131)
Customer relationships	—	—	2,200	(413)

Total	$21,715	$(15,949)	$17,799	$(5,180)

	As of September 30, 2003

	Connectivity Solutions Segment		Device Networking Solutions Segment

	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization

Purchased and core technology	$20,614	$(14,674)	$11,100	$(3,006)
License agreements	40	(24)	2,400	(650)
Patents and trademarks	1,037	(553)	1,395	(360)
Customer maintenance contracts	—	—	700	(114)
Customer relationships	—	—	2,200	(357)

Total	$21,691	$(15,251)	$17,795	$(4,487)

Amortization expense for the three months ended December 31, 2003 and 2002 is as follows (in thousands):

	Three months ended

	December 31, 2003		December 31, 2002

		Device		Device
	Connectivity	Networking	Connectivity	Networking
	Solutions	Solutions	Solutions	Solutions
	Segment	Segment	Segment	Segment

Purchased and core technology	$650	$463	$1,022	$463
License agreements	2	100	2	100
Patents and trademarks	46	58	36	54
Customer maintenance contracts	—	17	—	17
Customer relationships	—	55	—	55

Total	$698	$693	$1,060	$689

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 and 2002 are as follows (in thousands):

	Three months ended

	December 31, 2003		December 31, 2002

		Device		Device
	Connectivity	Networking	Connectivity	Networking
	Solutions	Solutions	Solutions	Solutions
	Segment	Segment	Segment	Segment

Beginning balance, October 1	$3,303	$551	$6,842	$38,994
Assembled workforce, net of tax, reclassified to goodwill at October 1, 2002	—	—	338	—
Transition impairment loss	—	—	(5,423)	(38,443)
Other, primarily contingent purchase price payments made	1,962	—	1,546	—

Ending balance, December 31	$5,265	$551	$3,303	$551

The Company recorded a goodwill impairment charge of $38,443,000 related to the NetSilicon reporting unit and $5,422,972 related to the Digi reporting unit upon adoption of FAS 142 in the first quarter of fiscal 2003, based upon the implied fair value of goodwill as determined pursuant to FAS 142.

Amortization expense related to identifiable intangible assets amounted to $1,391,221 and $1,748,727 for the three months ended December 31, 2003 and 2002, respectively. Estimated amortization expense for the remainder of fiscal 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (nine months)	$4,174
2005	4,934
2006	4,320
2007	2,952
2008	1,411
2009	486

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive income (loss) for the three months ended December 31, 2003 and 2002 was as follows:

	Three months ended
	December 31,

	2003	2002

Net income (loss)	$1,647,107	$(42,796,317)
Foreign currency translation adjustments	329,829	(151,452)

Comprehensive income (loss)	$1,976,936	$(42,947,769)

7.     NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only common equivalent shares are those that result from dilutive common stock options.

The following table is a reconciliation of the numerators and denominators in the net income (loss) per share calculations:

	Three months ended
	December 31,

	2003	2002

Numerator:
Net income (loss)	$1,647,107	$(42,796,317)

Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	20,497,909	22,068,349
Effect of dilutive securities:
Employee stock options	778,394	17,186

Denominator for diluted net income (loss) per share - adjusted weighted average shares	21,276,303	22,085,535

Basic net income (loss) per share	$0.08	$(1.94)

Diluted net income (loss) per share	$0.08	$(1.94)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.     NET INCOME (LOSS) PER SHARE (CONTINUED)

Options to purchase 2,679,643 shares and 5,784,634 shares at December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares and therefore their effect would be anti-dilutive whether or not the Company generated net income.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” income before cumulative effect of accounting change has been used in determining whether potentially dilutive common shares should be included in the calculation of diluted income per share for the three months ended December 31, 2002, even though there was a net loss for the period.

8.     SEGMENT INFORMATION

The Company operates in two reportable segments consisting of the Connectivity Solutions Segment and the Device Networking Solutions Segment.

Connectivity Solutions — Connectivity solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include multi- port serial adaptors, terminal servers, and Universal Serial Bus (USB) connectivity. This reporting segment is comprised of two operating units. The operating segments include the USB products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka, Minnesota; Austin, Texas and Long Beach, California (Inside Out Networks); and Dortmund, Germany.

Device Networking Solutions – Device Networking Solutions are integrated hardware and software solutions for manufacturers who want to build network-ready products. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated microprocessor and printer controller boards. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The operations of NetSilicon and the Device Server product line comprise this segment and are located in Waltham, Massachusetts; Tokyo, Japan; and Minnetonka, Minnesota.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     SEGMENT INFORMATION (CONTINUED)

Summary financial data by business segment is presented below for the three months ended December 31, 2003 and 2002:

(In thousands)	Three months ended December 31, 2003			Three months ended December 31, 2002

		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions	Total	Solutions	Solutions	Total

Net sales	$17,549	$8,758	$26,307	$18,934	$6,593	$25,527
Operating income (loss)	5,288	(3,009)	2,279	5,209	(3,759)	1,450
Total assets	$113,121	$24,403	$137,524	$107,744	$24,134	$131,878

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income before income taxes and cumulative effect of accounting change follows:

	Three months ended

	December 31,	December 31,
(In thousands)	2003	2002

Operating income - Connectivity Solutions	$5,288	$5,209
Operating loss - Device Networking Solutions	(3,009)	(3,759)

	2,279	1,450
Other income, net	74	15

Consolidated income before income taxes and cumulative effect of accounting change	$2,353	$1,465

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at December 31, 2003 and September 30, 2003 consisted of the following:

	Dec. 31, 2003	Sept. 30, 2003

Raw materials	$8,077,542	$8,075,584
Work in process	816,641	285,508
Finished goods	2,224,319	2,075,909

	$11,118,502	$10,437,001

10.     FINANCIAL GUARANTEES

The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty liability accrual for the three month periods ended December 31, 2003 and 2002:

	Three months ended

Fiscal	Balance at	Warranties	Settlements	Balance at
year	October 1	issued	made	December 31

2004	$878,623	$118,602	$(118,602)	$878,623
2003	$894,875	$92,722	$(92,722)	$894,875

The Company is not responsible and does not warrant that custom software versions created by original equipment manufacturer (OEM) customers based upon the Company’s software source code will function in a particular way, conform to any specifications, are fit for any particular purpose and does not indemnify these customers from any third-party liabilities as it relates to or arises from any customization or modifications made by the OEM customer.

The Company maintained a line of credit in Europe with Deutsche Bank through September 30, 2003. Borrowings under the line of credit were limited to and collateralized by an amount maintained in a time deposit in a New York Deutsche Bank account. The principal amount of the time deposit was $1,250,000 and was included in marketable securities at September 30, 2003. Upon maturity, on December 23, 2003, the Company chose to withdraw the time deposit and cancel the related line of credit arrangement as management believes there are sufficient funds available from operations. There was no outstanding balance on the line of credit as of September 30, 2003.

During the fourth quarter of fiscal 2003, the Company entered into a short-term borrowing agreement in the amount of 1,709,680 Euros ($2,147,247). This short-term borrowing was paid in full in January 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.     RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003 if certain conditions were met. In December 2003, the FASB issued Interpretation No. 46R “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity in which case, the effective date is the end of the first reporting period that ends after December 15, 2003. Companies that have adopted Interpretation No. 46 prior to the effective date of Interpretation No. 46R will either continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R or apply the provisions of Interpretation No. 46R at an earlier date. The Company adopted the provisions of Interpretation No. 46 during fiscal 2003. The adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations. The Company will continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R. The Company believes that the adoption of Interpretation No. 46R will not have a material impact on the Company’s consolidated financial position or results of operations.

12.     LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers, certain underwriters involved in NetSilicon’s initial public offering (“IPO”), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. The Company believes that the claims against the Company are without merit and has defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On July 15, 2002, the Company, along with over 300 other publicly traded companies that have been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. On February 19, 2003, the Court denied the Company’s motion to dismiss.

In June 2003, the Company, implementing the determination made by a special independent committee of the Board of Directors, elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.     LEGAL PROCEEDINGS (CONTINUED)

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters that provides for coverage of up to a maximum of $10 million per occurrence. The Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of December 31, 2003, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. The Company believes the insurance claim will be approved based on discussion with representatives of the insurance company. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.

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

The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, those described under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended September 30, 2003. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its annual report on Form 10-K, its quarterly reports on Form 10-Q and its registration statements, could cause the Company’s actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributors and OEM customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training, professional and engineering services, and royalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs and distributors. During the fourth quarter of fiscal 2003, the Company entered into a distribution agreement with a new distributor. The Company has no prior history with this distributor upon which to base estimated reserves for future returns and pricing adjustments. Under this arrangement, product deliveries will be recognized as revenue when the products are sold by this distributor through to the end user customer, until the Company has adequate historical experience to estimate sales returns and pricing adjustments, at which time sales will be recognized upon shipment to this distributor. During the first quarter of fiscal 2004, $0.2 million of revenue was recognized as a result of sales to end user customers by this distributor. Sales to all other authorized domestic distributors and OEMs are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all periods presented. As of December 31, 2003 the reserve for future returns and pricing adjustments was $2.4 million compared to $2.5 million at September 30, 2003.

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

CRITICAL ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

The Company’s software development tools and development boards often include multiple elements — hardware, software, post-contract customer support, limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. The Company recognizes revenue related to these multiple element arrangements in accordance with Statement of Position (SOP) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4, “Deferral of the Effective Date of Certain Provisions of SOP 97-2.” Revenue related to the sale of these development products is allocated to the various elements based on vendor-specific objective evidence of fair value as determined by the price charged for each element when sold separately.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position. As of December 31, 2003 the allowance for doubtful accounts was $1.0 million consistent with the balance at September 30, 2003.

INVENTORY

Inventories are stated at the lower of cost or fair market value, with cost determined on the first-in, first-out method. Fair value for raw materials is based on replacement cost and for other inventory classifications based on net realizable value. The Company reduces the carrying value of its inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for the net realizable value of inventories. As of December 31, 2003 the reserve for excess and obsolete inventory was $3.6 million compared to $4.0 million at September 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

Identifiable intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing a discounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. To the extent that the Company’s undiscounted future cash flows were to decline substantially, such an impairment charge could result. There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets and fair value of goodwill. If actual experience differs from the assumptions made the consolidated results of operations or financial position of the Company could be materially impacted. The Company last performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $5,816,241 remains on the Company’s balance sheet as of December 31, 2003 (see Note 5).

INCOME TAXES

Deferred tax assets and liabilities are recorded based on Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined. The Company has determined that a valuation allowance is not required as of December 31, 2003.

Tax credits are accounted for under the flow-through method, which recognizes the benefit in the year in which the credit is utilized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

The Company operates in multiple tax jurisdictions both in the U.S. and outside the U.S. Accordingly, the Company must determine the appropriate allocation of income to each of these jurisdictions. This determination requires the Company to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and could result in adjustments to the Company’s income tax balances that are material to the consolidated financial position and results of operations.

OVERVIEW

Digi operates in the communications technology sector, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants.

The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment. The Connectivity Solutions segment includes products that are mature and are in declining markets as well as products that have recently been introduced and are in growing markets. The Company anticipates that declining sales of products in the mature product lines within this segment will be offset by increasing sales of growth products in this segment, resulting in flat to slightly increasing sales levels quarter over quarter. The Company’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from mature products and applications to other newer technologies.

The Company expects continued long-term growth in the Device Networking Solutions segment. The Company believes the complementary nature of the NetSilicon device connectivity products, along with a line of embeddable modules and controllers, will provide an expanded range of products and technology in the future and will allow customers to migrate from an external box to a board or module and eventually to a fully integrated chip without making major changes to their software platforms.

The Company finances its operations principally with funds generated from operations and has a strong operating expense management and asset management focus. The Company intends to continue its efforts to reduce its expense to revenue ratio and to closely monitor its working capital and asset turnover measures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of net sales and as a percentage of changes from period-to-period for the periods indicated:

	Three months ended		Increase/(decrease)
	December 31,		2003 Compared
	2003	2002	to 2002

Net sales	100.0%	100.0%	3.1%
Cost of sales	38.8	39.9	0.2

Gross margin	61.2	60.1	4.9
Operating expenses:
Sales and marketing	23.1	24.1	(1.3)
Research and development	17.1	16.2	8.8
General and administrative	12.3	14.9	(14.7)
Restructuring	—	(0.5)	N/M

Total operating expenses	52.5	54.7	(1.0)
Gain from forgiveness of grant payable	—	0.3	N/M

Operating income	8.7	5.7	57.2
Other income, net	0.3	0.1	N/M

Income before income taxes and cumulative effect of accounting change	9.0	5.8	60.6
Income tax provision	2.7	1.6	78.4

Income before cumulative effect of accounting change	6.3	4.2	54.0
Cumulative effect of accounting change	—	(171.8)	N/M

Net income (loss)	6.3%	(167.6)%	N/M %

“N/M” means not meaningful

NET SALES

Net sales for the three months ended December 31, 2003 were $26.3 million compared to net sales of $25.5 million for the three months ended December 31, 2002. Net sales increased by $0.8 million, or 3.1%, in the three months ended December 31, 2003 compared to the same period in the prior fiscal year. Foreign currency fluctuation had a favorable impact on net sales of $0.3 million in the first quarter of fiscal 2004 (see Item 3, “Quantitative and Qualitative Disclosures About Market Risk”). Revenue from software licenses, royalties, fees associated with technical support, training, professional and engineering services increased $0.4 million in the three months ended December 31, 2003 compared to the same period in the prior fiscal year. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. As the customer and product mix has changed, the Company has experienced a slight reduction in the average selling price of its products. Volume fluctuations, in addition to customer and product mix changes, are the primary reason for changes in net sales

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following tables set forth revenue by segment, for the three month periods ended December 31, 2003 and December 31, 2002, expressed in thousands of dollars and as a percentage of net sales:

	Three months ended		Three months ended
	December 31, 2003		December 31, 2002

Connectivity Solutions	$17,549	66.7%	$18,934	74.2%
Device Networking Solutions	8,758	33.3%	6,593	25.8%

Total	$26,307	100.0%	$25,527	100.0%

Connectivity Solution sales decreased $1.4 million in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The decrease is primarily due to a large one-time sale to a single customer in the first quarter of fiscal 2003 of approximately $1.3 million. The impact of the phase out and market maturity of certain products in this segment has been offset by growth in the USB product line. The Company continues to enhance its channel strategy, which includes employing additional channel partners, and releasing new product line enhancements.

Device Networking Solution sales (NetSilicon and Device Servers) contributed $8.8 million in the first quarter of fiscal 2004 compared to $6.6 million in the first quarter of fiscal 2003. The increase in the segment sales is primarily due to improved channel execution and continued market penetration of the device server product line. Revenue related to software licenses, royalties, fees associated with technical support, training, professional and engineering services, also contributed to the increase in device networking sales.

GROSS MARGIN

Gross margin in the first quarter of 2004 was 61.2%, compared to 60.1% in the first quarter of 2003. Revenue from software licenses, royalties, fees associated with technical support, training, professional and engineering services, contributed $0.9 million to gross margin, or 1.5% as a percent of sales, in the first quarter of fiscal 2004, compared to a contribution of $0.5 million to gross margin, or 0.7% as a percent of sales, in the first quarter of fiscal 2003. Digi has also focused on cost reductions, particularly in the USB product line, that have also improved gross margin in the first quarter of fiscal 2004.

OPERATING EXPENSES

Sales and marketing expenses for the three months ended December 31, 2003 were $6.1 million, or 23.1% of net sales, compared to $6.2 million, or 24.1% of net sales, for the three months ended December 31, 2002. The decline in sales and marketing expenses is primarily due to a reduction in product management personnel, partially offset by the unfavorable impact on expenses as a result of the strengthening of the Euro against the U.S. dollar.

Research and development expenses for the three months ended December 31, 2003 were $4.5 million, or 17.1% of net sales, compared to $4.1 million, or 16.2% of net sales, for the three months ended December 31, 2002. The Company continued to focus its research and development activities in the first quarter of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

fiscal 2004 on the development of its device networking business, which includes the device server and NetSilicon product lines. Research and development expense increased primarily due to the timing of ongoing chip fabrication and development activities as well as an increase in personnel.

General and administrative expenses for the three months ended December 31, 2003 were $3.2 million, or 12.3% of net sales, compared to $3.8 million, or 14.9% of net sales, for the three months ended December 31, 2002. Intangible amortization expense decreased $0.4 million in the first quarter of fiscal 2004 relative to the first quarter of fiscal 2003 as a result of the purchased technology from the Central Data Corporation acquisition becoming fully amortized during the third quarter of fiscal 2003. Also contributing to the reduction in general and administrative expenses were reductions in legal fees and compensation expense, partially offset by the unfavorable impact on expenses as a result of the strengthening of the Euro against the U.S. dollar.

The Company implemented two restructuring plans in September 2002. During the first quarter of fiscal 2004, the Company realized compensation related savings related to the 2002 restructuring plans of $1.7 million compared to $1.5 million of compensation related savings in the first quarter or fiscal 2003. The Company recorded a change in estimate adjustment of $0.1 million in the three months ended December 31, 2002, resulting primarily from favorable settlements of previously agreed to severance amounts including related legal fees (see Note 3).

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

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, during fiscal 2002, the Company reversed the portion of the investment grant payable and the related accrued interest payable that related to the period of time from the initial waiver through September 30, 2002. The forgiven principal portion of the investment grant of $1,067,767 was recorded as a component of operating loss for fiscal 2002 and the reversal of the accrued interest payable of $456,859 was recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflected an investment grant payable and accrued interest payable of $457,643 and $6,103, respectively representing the remaining liability that would occur if the Company failed to remain in the building through August 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GAIN FROM FORGIVENESS OF GRANT PAYABLE (CONTINUED)

During the three months ended December 31, 2002, the Company recognized a $66,972 gain from the investment grant payable as a component of operating income related to the portion of the grant payable that was forgiven as a result of remaining in the building through December 31, 2002. As of September 30, 2003, there were no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company fulfilled the terms of the waiver granted by the German government by remaining in the building through August 2003.

OTHER INCOME

Other income, net was $74,000 for the three months ended December 31, 2003 compared to other income, net of $15,000 for the three months ended December 31, 2002. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $203,000 and $263,000 for the three months ended December 31, 2003 and 2002, respectively. The decrease was primarily due to lower average interest rates on higher average cash and marketable securities balances in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Offsetting the decline in interest income was a decline in interest expense and other expense. The Company paid off all outstanding long-term debt in the amount of $5.5 million during the fourth quarter of fiscal 2003. During the fourth quarter of fiscal 2003, the Company entered into a short-term borrowing agreement in the amount of 1,709,680 Euros ($1,982,716). As a result of the lower average debt balances and lower average interest rates, interest expense decreased from $100,000 for the first quarter of fiscal 2003 compared to $16,000 in the first quarter of fiscal 2004. The short-term borrowing balance was paid in full in January 2004. Other expense was $113,000 and $148,000 for the three months ended December 31, 2003 and 2002, respectively.

INCOME TAXES

Income taxes have been provided for at estimated annual effective rates of 30.0% for the three months ended December 31, 2003 versus 27.0% for the three months ended December 31, 2002. The higher effective tax rate in the first quarter of fiscal 2004 is primarily a result of recording a provision on foreign-sourced income in the first quarter of fiscal 2004. No such provision was made on foreign-sourced income in the first quarter of fiscal 2003 as net operating losses were being utilized. The effective tax rate of 30.0% is lower than the U.S. statutory rate of 34.0% due to certain tax credits and income exclusions.

The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. The Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at December 31, 2003. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income tax projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined. The Company has determined that a valuation allowance is not required as of December 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE

In June 2001, the FASB issued FAS 141 and FAS 142. FAS 141 eliminated the pooling-of-interests method of accounting for business combinations, requiring that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 provided that goodwill and other intangible assets with indefinite lives are no longer amortized, but rather are reviewed for impairment at least annually and more frequently in certain circumstances using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. In addition, FAS 142 expanded the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. The Company adopted the provisions of FAS 142 as of October 1, 2002. However, the transition provisions of FAS 142 applied to the Company’s accounting for the NetSilicon acquisition since this acquisition occurred after June 30, 2001.

In connection with the adoption of FAS 142, the Company engaged a third-party appraiser to assist management in determining the fair value of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company, with the assistance of the third-party appraiser, measured the fair values of the individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment of $43,865,972, which the Company recorded as a charge in the first quarter of fiscal 2003. The impairment was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38,443,000 and goodwill related to the CDC and INXTECH acquisitions of $3,466,736 and $1,956,236, respectively. Management believes the impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At December 31, 2003, the Company had cash, cash equivalents and marketable securities of $60.7 million compared to $57.6 million at September 30, 2003. The Company’s working capital increased $3.7 million to $61.5 million at December 31, 2003 compared to $57.8 million at September 30, 2003.

Net cash provided by operating activities was $2.8 million for the three months ended December 31, 2003 compared to $1.1 million for the three months ended December 31, 2002. Net income of $1.6 million adjusted for depreciation and amortization of $2.2 million and tax benefits related to stock option exercises of $0.5 million was partially offset by a net use of cash for operating assets and liabilities of $1.7 million in the first quarter of fiscal 2004. Net loss of $42.8 million adjusted for the goodwill impairment charge of $43.9 million and depreciation and amortization of $2.6 million was offset by a net use of cash for

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

operating assets and liabilities of $2.8 million in the first quarter of fiscal 2003. Accrued liabilities declined $1.0 million and $1.2 million in the first quarter of fiscal 2004 and 2003, respectively, primarily due to a reduction in accrued bonuses as bonuses related to the prior fiscal year were paid during the first quarter of fiscal 2004 and fiscal 2003, respectively. Prepaid and other expenses increased $1.0 million and $0.6 million in the first quarter of fiscal 2004 and 2003, respectively, primarily due to the prepayment of insurance premiums for the policy period from November 1 through October 31 of fiscal 2004 and 2003, respectively. Inventories increased $0.8 million during the first quarter of fiscal 2004 primarily due to an increase in work-in-process inventory. Accounts receivable decreased $1.0 million in both fiscal 2004 and 2003. The decrease in fiscal 2004 was primarily due to a reduction in days sales outstanding from 32 days at September 30, 2003 to 30 days at December 31, 2003. The decrease in fiscal 2003 was primarily the result of timing of sales relative to the end of the quarter.

Net cash provided by investing activities for the three months ended December 31, 2003 was $1.6 million compared to a net use of cash for investing activities of $3.5 million during the same period one year ago. Net sales of marketable securities were $3.9 million during the first quarter of fiscal 2003 compared to net purchases of $1.4 million during the same period one year ago. The Company used $2.0 million during both of the three month periods ended December 31, 2003 and 2002 for contingent purchase price payments related to the Inside Out Networks acquisition. Purchases of equipment, capital improvements and other assets were $0.4 million and $0.2 million for the three months ended December 31, 2003 and 2002, respectively. The Company anticipates total fiscal 2004 expenditures for equipment, capital improvements and other assets to range from $0.5 million to $1.0 million.

Financing activities during the three months ended December 31, 2003 provided $2.2 million in cash, compared to cash used in financing activities of $2.8 million during the three months ended December 31, 2002. During the three months ended December 31, 2002, the Company used $3.6 million to repurchase 1,162,342 shares of its common stock from Sorrento Networks Corporation. The Company borrowed $0.7 million on its European line of credit in the quarter ended December 31, 2002. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $2.2 million and $0.1 million for the three month periods ended December 31, 2003 and 2002, respectively.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations

	Payments due by fiscal period

		Less than 1
(in thousands)	Total	year	1-3 years	3-5 years	Thereafter

Short-term borrowing	$2,147	$2,147	$—	$—	$—
Operating leases	3,535	1,039	2,480	16	—

Total contractual cash obligations	$5,682	$3,186	$2,480	$16	$—

During the fourth quarter of fiscal 2003, the Company entered into a short-term borrowing agreement with Sparkasse Dortmund in the amount of 1,709,680 Euros. This borrowing bears interest at a fixed rate of 3.64% and payment is due on January 15, 2004. This borrowing is collateralized by land, building and equipment in the amount of approximately $6.0 million on December 31, 2003. The Company paid the short-term borrowing balance in full in January 2004.

The lease obligations summarized above relate to various operating lease agreements for office space and equipment. As of December 31, 2003, all purchase price payments to the former shareholders of Inside Out Networks that were contingent upon achieving certain revenue and operating income targets have been made and no further contingent payments remain at December 31, 2003.

FOREIGN CURRENCY

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

For the three months ended December 31, 2003, the Company had approximately $12.2 million of net sales related to foreign customers of which $7.8 million was denominated in U.S. dollars, $3.9 million was denominated in Euros, and $0.5 million was denominated in Japanese Yen. For the three months ended December 31, 2002, the Company had approximately $8.8 million of net sales related to foreign customers of which $4.9 million was denominated in U.S. dollars, $3.6 million was denominated in Euros, and $0.3 million was denominated in Japanese Yen.

In future periods, a significant portion of sales will continue to be made in Euros. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFLATION

Management believes inflation has not had a material effect on the Company’s consolidated operations or its financial position.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In September 2003, the FASB issued a Staff Position to allow a deferment of the effective date to the end of the first interim or annual period ending after December 15, 2003 if certain conditions were met. In December 2003, the FASB issued Interpretation No. 46R “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity in which case, the effective date is the end of the first reporting period that ends after December 15, 2003. Companies that have adopted Interpretation No. 46 prior to the effective date of Interpretation No. 46R will either continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R or apply the provisions of Interpretation No. 46R at an earlier date. The Company adopted the provisions of Interpretation No. 46 during fiscal 2003. The adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations. The Company will continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R. The Company believes that the adoption of Interpretation No. 46R will not have a material impact on the Company’s consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the three months ended December 31, 2003, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 17.5% from 1.0122 to 1.1889 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 12.2% from .0082 to .0092. A 10.0% increase to the first quarter fiscal 2004 average exchange rate of 1.1889 for the Euro to the U.S. Dollar would have resulted in a 1.5% increase in annual net sales and a 10.4% increase in net income for the three months ended December 31, 2003. A 10.0% decrease from the first quarter fiscal 2004 average exchange rate of 1.1889 for the Euro to the U.S. Dollar would have resulted in a 1.5% decrease in annual net sales and a 10.4% decrease in net income for the three months ended December 31, 2003. A 10.0% increase to the first quarter fiscal 2004 average exchange rate of .0092 for the Japanese Yen to the U.S. Dollar would have resulted in a 0.2% increase in annual net sales and a 1.1% increase in net income for the three months ended December 31, 2003. A 10.0% decrease from the first quarter fiscal 2004 average exchange rate of .0092 for the Japanese Yen to the U.S. Dollar would have resulted in a 0.2% decrease in annual net sales and a 1.0% decrease in net income for the three months ended December 31, 2003. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through continuous monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

Borrowings under the Company’s short-term borrowing agreement bears interest at a fixed rate. The Company paid the outstanding short-term borrowing in full in January 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material set forth in Note 12 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company, as amended (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

Form 8-K, dated October 6, 2003, announcing the Company’s issuance of updated estimates for the fiscal year ended September 30, 2003.

Form 8-K, dated November 6, 2003, announcing the Company’s financial results for its fiscal year ended September 30, 2003.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date: February 9, 2004	By:	/s/ Subramanian Krishnan

Subramanian Krishnan
Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically