Form 10-Q
period 2004-03-31
DIGI INTERNATIONAL INC
filed 2004-05-10
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004.

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

Yes  (X)      No (  )

On April 30, 2004, there were 21,437,694 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net sales	$27,339	$25,511	$53,646	$51,039
Cost of sales	10,804	10,317	21,007	20,498

Gross profit	16,535	15,194	32,639	30,541

Operating expenses:
Sales and marketing	6,425	6,065	12,501	12,222
Research and development	4,453	3,684	8,964	7,830
General and administrative	3,237	4,072	6,475	7,865
Restructuring	—	(134)	—	(266)

Total operating expenses	14,115	13,687	27,940	27,651

Gain from forgiveness of grant payable	—	—	—	67

Operating income	2,420	1,507	4,699	2,957

Other (expense) income, net	(6)	(94)	68	(78)

Income before income taxes and cumulative effect of accounting change	2,414	1,413	4,767	2,879
Income tax provision (benefit)	676	(1,091)	1,382	(695)

Income before cumulative effect of accounting change	1,738	2,504	3,385	3,574
Cumulative effect of accounting change	—	—	—	(43,866)

Net income (loss)	$1,738	$2,504	$3,385	$(40,292)

Net income (loss) per common share, basic:
Income before cumulative effect of accounting change	$0.08	$0.12	$0.16	$0.17
Cumulative effect of accounting change	—	—	—	(2.03)

Net income (loss) per common share, basic	$0.08	$0.12	$0.16	$(1.86)

Net income (loss) per common share, diluted:
Income before cumulative effect of accounting change	$0.08	$0.12	$0.16	$0.16
Cumulative effect of accounting change	—	—	—	(2.02)

Net income (loss) per common share, diluted	$0.08	$0.12	$0.16	$(1.86)

Weighted average common shares, basic	21,091	21,235	20,793	21,656

Weighted average common shares, diluted	22,005	21,315	21,645	21,700

     The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	September 30,
	2004	2003
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,103	$17,228
Marketable securities	49,008	40,405
Accounts receivable, net	10,002	10,842
Inventories, net	10,211	10,437
Other	5,154	4,873

Total current assets	93,478	83,785

Property, equipment and improvements, net	19,250	19,888
Identifiable intangible assets, net	17,011	19,748
Goodwill	5,816	3,855
Net deferred tax assets	4,924	4,224
Other	811	1,040

Total assets	$141,290	$132,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$—	$1,983
Accounts payable	4,695	5,742
Income taxes payable	10,057	9,539
Accrued expenses:
Compensation	3,482	3,952
Other	3,242	3,666
Deferred revenue	1,058	1,093
Restructuring accruals	—	17

Total current liabilities	22,534	25,992
Net deferred tax liabilities	456	685

Total liabilities	22,990	26,677

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 24,268,312 and 23,212,273 shares issued and outstanding	243	232
Additional paid-in capital	125,389	117,721
Retained earnings	12,952	9,567
Accumulated other comprehensive income (loss)	306	(566)
Unearned stock compensation	(36)	(86)
Treasury stock, at cost, 2,906,015 and 2,969,782 shares	(20,554)	(21,005)

Total stockholders’ equity	118,300	105,863

Total liabilities and stockholders’ equity	$141,290	$132,540

     The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2004	2003
	(in thousands)
Operating activities:
Net income (loss)	$3,385	$(40,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Cumulative effect of accounting change	—	43,866
Amortization of identifiable intangible assets and other assets	3,070	3,739
Depreciation of property, equipment and improvements	1,295	1,563
Tax benefit related to exercise of stock options	1,618	—
Provision for inventory obsolescence	14	734
Restructuring	—	(266)
Deferred income taxes	—	(1,415)
Other	(123)	23
Changes in operating assets and liabilities	(1,519)	(3,372)

Total adjustments	4,355	44,872

Net cash provided by operating activities	7,740	4,580

Investing activities:
Purchase of held-to-maturity marketable securities, net	(8,603)	(7,580)
Contingent purchase price payments related to business acquisitions	(1,962)	(2,018)
Purchase of property, equipment, improvements and certain other intangible assets	(450)	(693)
Other	1	6

Net cash used in investing activities	(11,014)	(10,285)

Financing activities:
Payments on borrowings	(2,149)	(207)
Proceeds from employee stock option plan transactions	6,139	—
Proceeds from employee stock purchase plan transactions	335	281
Purchase of treasury stock	—	(3,603)

Net cash provided by (used in) financing activities	4,325	(3,529)

Effect of exchange rate changes on cash and cash equivalents	824	(26)

Net increase (decrease) in cash and cash equivalents	1,875	(9,260)
Cash and cash equivalents, beginning of period	17,228	33,490

Cash and cash equivalents, end of period	$19,103	$24,230

     The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the Company or Digi), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which, other than the change in accounting principle in the first quarter of fiscal year 2003 as described in Note 5, consist only of normal, recurring adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2. STOCK-BASED COMPENSATION

The Company applies the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based compensation. Accordingly, compensation expense for stock options granted to employees are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Such compensation expense, if any, is amortized on a straight-line basis over the option vesting period.

Had the Company applied the fair value recognition provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for its stock options granted to employees and for the stock purchases under the employee stock purchase plan and charged operations over the option vesting periods based on the fair value of options on the date of grant, net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. STOCK BASED COMPENSATION (CONTINUED)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss) as reported	$1,738	$2,504	$3,385	$(40,292)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	16	21	63	45
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(446)	(686)	(1,501)	(1,353)

Pro forma net income (loss)	$1,308	$1,839	$1,947	$(41,600)

Net income (loss) per share:
Basic - as reported	$0.08	$0.12	$0.16	$(1.86)
Basic - pro forma	$0.06	$0.09	$0.09	$(1.92)
Diluted - as reported	$0.08	$0.12	$0.16	$(1.86)
Diluted - pro forma	$0.06	$0.09	$0.09	$(1.93)

3. RESTRUCTURING

In fiscal 2002, the Company implemented two restructuring plans resulting in workforce reductions of 88 employees worldwide. The Company recorded a charge of $1.6 million in connection with the Digi operations, consisting of $1.4 million for severance and termination costs related to the elimination of 24 positions in Minnetonka, Minnesota and 23 positions in Europe. The charge also consisted of $72,000 related to lease cancellation and office closing expenses, $29,000 of cancellation fees for automobile leases, and $0.2 million related to legal and professional fees. A second restructuring charge of $1.0 million was recorded in September 2002 for the NetSilicon operations of which $0.2 million was paid during the fourth quarter of fiscal 2002. This restructuring charge included $0.8 million for severance and termination costs related to the elimination of 41 positions primarily in Waltham, Massachusetts. The charge also consisted of $0.2 million related to office closing expenses, and $36,000 of cancellation fees related to automobile leases.

Cash outlays of $17,000 and $1.8 million were charged against the restructuring accruals during the six months ended March 31, 2004 and 2003, respectively. These cash outlays were funded by cash generated from the Company’s operations. The Company recorded a change in estimate adjustment of $0.3 million in the six months ended March 31, 2003 that was reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The change in estimate resulted primarily from favorable settlements of previously agreed to severance amounts including related legal fees. As of March 31, 2004, all accrued restructuring obligations have been fulfilled.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. RESTRUCTURING (CONTINUED)

	Balance at			Balance at			Balance at
	Sept. 30,		Change in	Sept. 30,		Change in	Mar. 31,
Description	2002	Payments	Estimate	2003	Payments	Estimate	2004
(in thousands)
Sept. 2002 Digi Restructuring Plan:
-Severance and termination costs	$1,386	$(1,043)	$(343)	$—	$—	$—	$—
-Building closing / lease cancellation fees	72	(56)	(16)	—	—	—	—
-Cancellation fees for automobile leases	29	(17)	(3)	9	(9)	—	—
-Legal and professional fees	159	(54)	(100)	5	(5)	—	—

Subtotal	1,646	(1,170)	(462)	14	(14)	—	—

Sept. 2002 NetSilicon Restructuring Plan:
-Severance and termination costs	661	(641)	(20)	—	—	—	—
-Building closing / lease cancellation fees	161	(41)	(117)	3	(3)	—	—
-Cancellation fees for automobile leases	36	(36)	—	—	—	—	—

Subtotal	858	(718)	(137)	3	(3)	—	—

Totals	$2,504	$(1,888)	$(599)	$17	$(17)	$—	$—

4. GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK International, Inc. (ITK) in July 1998, the Company assumed a liability for an investment grant payable of $1.5 million to the German government relating to construction of the ITK facility in Dortmund, Germany. The investment grant contained a provision that the grant would be forgiven if ITK retained a specified number of employees in the facility for a five-year period. Because ITK was not in compliance with the minimum employment requirements of the grant at the time of the acquisition or subsequent to the acquisition, the Company continued to reflect the grant payable as a liability and to accrue interest on the principal balance of the grant.

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, during fiscal 2002, the Company reversed the portion of the investment grant payable and the related accrued interest payable that related to the period of time from the initial waiver through September 30, 2002. The forgiven principal portion of the investment grant of $1.1 million was recorded as a component of operating loss for fiscal 2002 and the reversal of the accrued interest payable of $0.5 million was recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflected an investment grant payable and accrued interest payable of $0.5 million and $6,000, respectively representing the remaining liability that would occur if the Company failed to remain in the building through August 30, 2003.

During the six months ended March 31, 2003, the Company recognized a $67,000 gain from the investment grant payable as a component of operating income related to the portion of the grant payable that was forgiven as a result of remaining in the building through March 31, 2003. As of September 30, 2003, there were no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company fulfilled the terms of the waiver granted by the German government by remaining in the building through August 2003.

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

In connection with the adoption of FAS 142, the Company engaged a third-party appraiser to assist management in determining the fair value of each of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company, with the assistance of the third-party appraiser, measured the fair values of the individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment of $43.9 million, which the Company recorded as a charge in the first quarter of fiscal 2003. The impairment was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38.5 million and goodwill related to the Central Data Corporation (CDC) and INXTECH acquisitions of $3.4 million and $2.0 million, respectively. Management believes the impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during fiscal 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortized identifiable intangible assets as of March 31, 2004 and September 30, 2003 are comprised of the following (in thousands):

	As of March 31, 2004
	Connectivity		Device Networking
	Solutions		Solutions		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net
Purchased and core technology	$20,614	$(15,990)	$11,100	$(3,931)	$31,714	$(19,921)	$11,793
License agreements	40	(28)	2,400	(850)	2,440	(878)	1,562
Patents and trademarks	1,093	(646)	1,400	(475)	2,493	(1,121)	1,372
Customer maintenance contracts	—	—	700	(149)	700	(149)	551
Customer relationships	—	—	2,200	(467)	2,200	(467)	1,733

Total	$21,747	$(16,664)	$17,800	$(5,872)	$39,547	$(22,536)	$17,011

	As of September 30, 2003
	Connectivity		Device Networking
	Solutions		Solutions		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net
Purchased and core technology	$20,614	$(14,674)	$11,100	$(3,006)	$31,714	$(17,680)	$14,034
License agreements	40	(24)	2,400	(650)	2,440	(674)	1,766
Patents and trademarks	1,037	(553)	1,395	(360)	2,432	(913)	1,519
Customer maintenance contracts	—	—	700	(114)	700	(114)	586
Customer relationships	—	—	2,200	(357)	2,200	(357)	1,843

Total	$21,691	$(15,251)	$17,795	$(4,487)	$39,486	$(19,738)	$19,748

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortization expense for the three and six months ended March 31, 2004 and 2003 is as follows:

	Three months ended
	March 31, 2004			March 31, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
(in thousands)	Segment	Segment	Total	Segment	Segment	Total
Purchased and core technology	$666	$462	$1,128	$1,050	$463	$1,513
License agreements	2	100	102	2	100	102
Patents and trademarks	47	58	105	36	54	90
Customer maintenance contracts	—	17	17	—	17	17
Customer relationships	—	55	55	—	55	55

Total	$715	$692	$1,407	$1,088	$689	$1,777

	Six months ended
	March 31, 2004			March 31, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
Purchased and core technology	$1,316	$925	$2,241	$2,072	$926	$2,998
License agreements	4	200	204	4	200	204
Patents and trademarks	93	116	209	72	108	180
Customer maintenance contracts	—	34	34	—	34	34
Customer relationships	—	110	110	—	110	110

Total	$1,413	$1,385	$2,798	$2,148	$1,378	$3,526

The changes in the carrying amount of goodwill for the six months ended March 31, 2004 and 2003 are as follows:

	Six months ended
	March 31, 2004			March 31, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
(in thousands)	Segment	Segment	Total	Segment	Segment	Total
Beginning balance, October 1	$3,304	$551	$3,855	$6,842	$38,994	$45,836
Assembled workforce, net of tax, reclassified to goodwill at October 1, 2002	—	—	—	338	—	338
Impairment loss	—	—	—	(5,423)	(38,443)	(43,866)
Other, primarily contingent purchase price payments	1,961	—	1,961	1,547	—	1,547

Ending balance, March 31	$5,265	$551	$5,816	$3,304	$551	$3,855

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

The Company recorded a goodwill impairment charge of $38.5 million related to the NetSilicon reporting unit and $5.4 million related to the Digi reporting unit upon adoption of FAS 142 in the first quarter of fiscal 2003, based upon the implied fair value of goodwill as determined pursuant to FAS 142.

Amortization expense related to identifiable intangible assets amounted to $1.4 million and $2.8 million for the three and six months ended March 31, 2004. Estimated amortization expense for the remainder of fiscal 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (six months)	$2,816
2005	4,892
2006	4,325
2007	2,957
2008	1,416
2009	491

6. INCOME TAXES

In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that were expected to be utilized by the Company during fiscal 2003 were accounted for by reducing the effective income tax rate during fiscal 2003. The portion of the valuation allowance related to the German net operating loss carryforwards that were expected to be utilized by the Company during periods subsequent to September 30, 2003 were accounted for as a discrete event and resulted in an income tax benefit of $1.4 million being recorded during the three month period ended March 31, 2003.

7. COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive income (loss) for the three and six months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$1,738	$2,504	$3,385	$(40,292)
Foreign currency translation gain (loss)	542	(34)	872	(186)

Comprehensive income (loss)	$2,280	$2,470	$4,257	$(40,478)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED)

8. NET INCOME (LOSS) PER SHARE

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

The following table is a reconciliation of the numerators and denominators in the net income (loss) per share calculations (in thousands except per share data):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,738	$2,504	$3,385	$(40,292)

Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	21,091	21,235	20,793	21,656
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	914	80	852	44

Denominator for diluted net income (loss) per share - adjusted weighted average shares	22,005	21,315	21,645	21,700

Basic net income (loss) per share	$0.08	$0.12	$0.16	$(1.86)

Diluted net income (loss) per share	$0.08	$0.12	$0.16	$(1.86)

Options to purchase 1,928,975 and 2,070,475 shares for the three and six month periods ended March 31, 2004, respectively, and options to purchase 5,735,938 shares for both the three and six month periods ended March 31, 2003 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of common shares and therefore their effect would be anti-dilutive whether or not the Company generated net income.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” income before cumulative effect of accounting change has been used in determining whether potentially dilutive common shares should be included in the calculation of diluted income per share for the six months ended March 31, 2003, even though there was a net loss for the period.

9. SEGMENT INFORMATION

The Company operates in two reportable segments consisting of the Connectivity Solutions Segment and the Device Networking Solutions Segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SEGMENT INFORMATION (CONTINUED)

Connectivity Solutions — Connectivity solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include multi- port serial adaptors, terminal servers, and Universal Serial Bus (USB) connectivity. This reporting segment is comprised of two operating units. The operating segments include the USB products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka, Minnesota; Dortmund, Germany and the Inside Out Networks facilities in Austin, Texas and Long Beach, California.

Device Networking Solutions – Device Networking Solutions are integrated hardware and software solutions for manufacturers and integrators who want to build network-ready products and solutions. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated microprocessor and printer controller boards. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The operations of NetSilicon and the Device Server product line comprise this segment and are located in Waltham, Massachusetts; Tokyo, Japan; Dortmund, Germany; and Minnetonka, Minnesota.

Summary financial data by business segment are presented below for the three and six months ended March 31, 2004 and 2003:

	Three months ended March 31, 2004			Three months ended March 31, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
(in thousands)	Solutions	Solutions	Total	Solutions	Solutions	Total
Net sales	$18,299	$9,040	$27,339	$17,313	$8,198	$25,511
Operating income (loss)	5,765	(3,345)	2,420	4,153	(2,646)	1,507
Total assets	$121,167	$20,123	$141,290	$110,526	$22,998	$133,524

	Six months ended March 31, 2004			Six months ended March 31, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
(in thousands)	Solutions	Solutions	Total	Solutions	Solutions	Total
Net sales	$35,848	$17,798	$53,646	$36,248	$14,791	$51,039
Operating income (loss)	11,053	(6,354)	4,699	9,362	(6,405)	2,957
Total assets	$121,167	$20,123	$141,290	$110,526	$22,998	$133,524

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SEGMENT INFORMATION (CONTINUED)

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income before income taxes and cumulative effect of accounting change follows:

	Three months ended		Six months ended
	March 31	March 31	March 31	March 31
(in thousands)	2004	2003	2004	2003
Operating income - Connectivity Solutions	$5,765	$4,153	$11,053	$9,362
Operating loss - Device Networking Solutions	(3,345)	(2,646)	(6,354)	(6,405)

	2,420	1,507	4,699	2,957
Other (expense) income, net	(6)	(94)	68	(78)

Consolidated income before income taxes and cumulative effect of accounting change	$2,414	$1,413	$4,767	$2,879

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

10. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at March 31, 2004 and September 30, 2003 consisted of the following (in thousands):

	March 31,	September 30,
	2004	2003
Raw materials	$7,098	$8,076
Work in process	834	285
Finished goods	2,279	2,076

	$10,211	$10,437

11. FINANCIAL GUARANTEES

The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. FINANCIAL GUARANTEES (CONTINUED)

incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty liability accrual for the three and six month periods ended March 31, 2004 and 2003 (in thousands):

	Three months ended
Fiscal	Balance at	Warranties	Settlements	Balance at
year	December 31	issued	made	March 31
2004	$879	$100	$(114)	$865
2003	$895	$106	$(122)	$879

	Six months ended
Fiscal	Balance at	Warranties	Settlements	Balance at
year	October 1	issued	made	March 31
2004	$879	$219	$(233)	$865
2003	$895	$199	$(215)	$879

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

The Company maintained a line of credit in Europe with Deutsche Bank through September 30, 2003. Borrowings under the line of credit were limited to and collateralized by an amount maintained in a time deposit in a New York Deutsche Bank account. The principal amount of the time deposit was $1.3 million and was included in marketable securities at September 30, 2003. Upon maturity, on December 23, 2003, the Company chose to withdraw the time deposit and cancel the related line of credit arrangement as management believes there are sufficient funds available from operations. There was no outstanding balance on the line of credit as of September 30, 2003.

The Company paid off all outstanding long-term debt in the amount of $5.5 million during the fourth quarter of fiscal 2003. During the fourth quarter of fiscal 2003, the Company entered into a short-term borrowing agreement in the amount of 1.7 million Euros ($2.0 million). This short-term borrowing was paid in full in January 2004.

12. RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In December 2003, the FASB issued Interpretation No. 46R “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity in which case, the effective date is the end of the first reporting period that ends after December 15, 2003. Companies that have adopted Interpretation No. 46 prior to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

effective date of Interpretation No. 46R will either continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R or apply the provisions of Interpretation No. 46R at an earlier date. The Company adopted the provisions of Interpretation No. 46 during fiscal 2003. The adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations. The Company adopted Interpretation No. 46R effective March 15, 2004. The adoption of Interpretation No. 46R did not have an impact on the Company’s consolidated financial position or results of operations.

13. LEGAL PROCEEDINGS

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. LEGAL PROCEEDINGS (CONTINUED)

sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. Formal settlement documents for submission to the Court are currently being drafted. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters that provides for coverage of up to a maximum of $10 million per occurrence. The Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of March 31, 2004, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. The Company believes the insurance claim will be approved based on discussion with representatives of the insurance company. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.

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

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributors, OEM customers and other strategic end user customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training, professional and engineering services, and royalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs, distributors and other strategic end user customers. During the fourth quarter of fiscal 2003, the Company entered into a distribution agreement with a new distributor. The Company has no prior history with this distributor upon which to base estimated reserves for future returns and pricing adjustments. Under this arrangement, product deliveries will be recognized as revenue when the products are sold by this distributor through to the end user customer until the Company has adequate historical experience to estimate sales returns and pricing adjustments, at which time sales will be recognized upon shipment to this distributor. During the first half of fiscal 2004, $0.5 million of revenue was recognized as a result of sales to end user customers by this distributor. Sales to all other authorized domestic distributors and OEMs are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all periods presented. As of March 31, 2004 the reserve for future returns and pricing adjustments was $2.3 million compared to $2.5 million at September 30, 2003.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position. As of March 31, 2004 the allowance for doubtful accounts was $1.0 million, consistent with the balance at September 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventories are stated at the lower of cost or fair market value, with cost determined on the first-in, first-out method. Fair value for raw materials is based on replacement cost and for other inventory classifications based on net realizable value. The Company reduces the carrying value of its inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for the net realizable value of inventories. As of March 31, 2004 the reserve for excess and obsolete inventory was $3.2 million compared to $4.0 million at September 30, 2003.

IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is not amortized. However, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Purchased in-process research and development costs are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

Identifiable intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing a discounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. To the extent that the Company’s undiscounted future cash flows were to decline substantially, such an impairment charge could result. There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets and fair value of goodwill. If actual experience differs from the assumptions made the consolidated results of operations or financial position of the Company could be materially impacted. The Company last performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2003. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $5.8 million remains on the Company’s balance sheet as of March 31, 2004 (see Note 5).

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

CRITICAL ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined. The Company has determined that a valuation allowance is not required as of March 31, 2004.

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

The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment. The Connectivity Solutions segment includes products that are mature and are in flat to declining markets as well as products that have recently been introduced and are in growing markets. The Company anticipates that declining sales of products in the mature product lines within this segment will be offset by increasing sales of growth products in this segment, resulting in flat to slightly increasing sales levels quarter over quarter. Net sales for the three month period ended March 31, 2004 increased slightly and net sales for the six month period ended March 31, 2004 declined slightly compared to the same periods a year ago. Improved margins and lower operating costs resulted in an increase in Connectivity Solution segment operating income in both the three and six month periods ended March 31, 2004 compared to the same periods a year ago. The Company’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from mature products and applications to other newer technologies.

The Company expects continued long-term growth in the Device Networking Solutions segment. Net sales in the Device Networking segment increased during the three and six month periods ended March 31, 2004 compared to the same periods a year ago. The timing and amount of Digi’s continued research and development activity related to next generation chip development has resulted in an increase in operating loss during the three month period ended March 31, 2004 compared to the same period a year ago while operating loss for the six month period ended March 31, 2004 remained relatively flat compared to the same period a year ago. The Company believes the complementary nature of the NetSilicon device connectivity products, along with a line of embeddable modules and controllers, will provide an expanded

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

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

Significant events impacting the Company’s operations during the three and six month periods ended March 31, 2003 included the adoption of FAS 142 on October 1, 2002 and the reversal of the valuation allowance associated with its German net operating loss carryforwards in March 2003. In connection with the adoption of FAS 142, the Company recorded a goodwill impairment charge of $43.9 million. The charge was recorded as a cumulative effect of a change in accounting principle. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that were expected to be utilized by the Company during fiscal 2003 were accounted for by reducing the effective income tax rate during fiscal 2003. The portion of the valuation allowance related to the German net operating loss carryforwards that were expected to be utilized by the Company during periods subsequent to September 30, 2003 were accounted for as a discrete event and resulted in an income tax benefit of $1.4 million being recorded during the three month period ended March 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of net sales and as a percentage of changes from period-to-period for the periods indicated:

	Three months		%	Six months		%
	ended		Increase	ended		Increase
	March 31		(decrease)	March 31		(decrease)
	2004	2003		2004	2003
Net sales	100.0%	100.0%	7.2%	100.0%	100.0%	5.1%
Cost of sales	39.5	40.4	4.7	39.2	40.2	2.5

Gross profit	60.5	59.6	8.8	60.8	59.8	6.9
Operating expenses:
Sales and marketing	23.5	23.8	5.9	23.3	23.9	2.3
Research and development	16.3	14.4	20.9	16.7	15.3	14.5
General and administrative	7.0	9.0	(16.2)	7.2	8.5	(11.0)
Intangibles amortization (1)	4.8	7.0	(26.0)	4.8	6.9	(25.9)
Restructuring	—	(0.5)	N/M	—	(0.5)	N/M

Total operating expenses	51.6	53.7	3.1	52.0	54.1	1.0
Gain from forgiveness of grant payable	—	—	—	—	0.1	N/M

Operating income	8.9	5.9	60.6	8.8	5.8	58.9
Other income (expense), net	—	(0.4)	N/M	0.1	(0.2)	N/M

Income before income taxes and cumulative effect of accounting change	8.9	5.5	70.8	8.9	5.6	65.6
Income tax provision (benefit)	2.5	(4.3)	N/M	2.6	(1.4)	N/M

Income before cumulative effect of accounting change	6.4	9.8	(30.6)	6.3	7.0	(5.3)
Cumulative effect of accounting change	—	—	—	—	(85.9)	N/M

Net income (loss)	6.4%	9.8%	(30.6)%	6.3%	(78.9)%	N/M %

(1)	Intangibles amortization is included in general and administrative expenses in the Condensed Consolidated Statement of Operations

“N/M” means not meaningful

NET SALES

Net sales for the three and six months ended March 31, 2004 were $27.3 million and $53.6 million compared to net sales of $25.5 million and $51.0 million for the three and six months ended March 31, 2003. Net sales increased by $1.8 million, or 7.2%, and $2.6 million, or 5.1% in the three and six-month periods ended March 31, 2004 compared to the same periods in the prior fiscal year. Fluctuation in foreign currency rates had a favorable impact on net sales of $0.5 million and $1.1 million in the three and six-month periods ended March 31, 2004 (see Item 3, “Quantitative and Qualitative Disclosures About Market Risk”). The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. As the customer and product mix has changed, the Company has experienced a slight reduction in the average selling price of its products. Volume fluctuations, in addition to customer and product mix changes, are the primary reason for changes in net sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following tables set forth revenue by segment, for the three and six months periods ended March 31, 2004 and March 31, 2003, expressed in thousands of dollars and as a percentage of net sales:

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003
Connectivity Solutions	$18,299	66.9%	$17,313	67.9%
Device Networking Solutions	9,040	33.1%	8,198	32.1%

Total	$27,339	100.0%	$25,511	100.0%

	Six months ended		Six months ended
	March 31, 2004		March 31, 2003
Connectivity Solutions	$35,848	66.8%	$36,248	71.0%
Device Networking Solutions	17,798	33.2%	14,791	29.0%

Total	$53,646	100.0%	$51,039	100.0%

Connectivity Solutions net sales increased $1.0 million and decreased $0.4 million in the three and six month periods ended March 31, 2004 compared to the three and six month periods ended March 31, 2003. During the first quarter of fiscal 2003 Digi had a large one-time sale to a single customer for approximately $1.3 million, which resulted in higher net sales during the six months ended March 31, 2003 compared to the same period in 2004. The impact of market maturity of certain products in this segment has been offset by growth in the USB and terminal server product lines. The Company continues to enhance its channel strategy, which includes employing additional channel partners, and releasing new product line enhancements.

Net sales generated by the Device Networking Solutions segment increased $0.8 million and $3.0 million in the three and six month periods ended March 31, 2004 compared to the three and six month periods ended March 31, 2003. The increase is primarily due to improved channel execution, continued market penetration of the device server product line and the introduction of new products and new customers reaching production.

GROSS PROFIT

Gross profit for the three and six months ended March 31, 2004 was 60.5% and 60.8%, compared to 59.6% and 59.8% for the three and six months ended March 31, 2003. The improved gross profit for the three and six month periods was related to Digi’s continued focus on cost reductions. Partially offsetting these cost reductions were lower revenue from software licenses, royalties, fees associated with technical support, training, professional and engineering services which contributed $0.5 million to gross profit, or 0.8% as a percent of net sales, in the three months ended March 31, 2004 compared to $1.2 million or 2.0% as a percent of net sales, in the three months ended March 31, 2003. This type of revenue also contributed $1.5 million to gross profit, or 1.1% as a percent of net sales, in the six months ended March 31, 2004 compared to $1.6 million or 1.3% as a percent of net sales in the six months ended March 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES

Sales and marketing expenses for the three and six months ended March 31, 2004 were $6.4 million, or 23.5% of net sales and $12.5 million, or 23.3% of net sales compared to $6.1 million, or 23.8% of net sales and $12.2 million, or 23.9% of net sales for the three and six months ended March 31, 2003. The increase in sales and marketing expenses is primarily due to an increase in commission expense resulting from increased sales and an unfavorable impact on expenses as a result of the strengthening of the Euro against the U.S. dollar.

Research and development expenses for the three and six months ended March 31, 2004 were $4.5 million, or 16.3% of net sales and $9.0 million, or 16.7% of net sales compared to $3.7 million, or 14.4% of net sales and $7.8 million, or 15.3% of net sales for the three and six months ended March 31, 2003. The Company continued to focus its research and development activities in the first half of fiscal 2004 on the development of its device networking business, which includes the device server and NetSilicon product lines. Research and development expense increased primarily due to the timing of ongoing chip fabrication and development activities as well as an increase in personnel required to support the remote device management technology acquired from Embrace Networks in the fourth quarter of fiscal 2003.

General and administrative expenses for the three and six months ended March 31, 2004 were $3.2 million, or 11.8% of net sales and $6.5 million, or 12.0% of net sales compared to $4.1 million, or 16.0% of net sales and $7.9 million, or 15.4% of net sales for the three and six months ended March 31, 2003. Contributing to the reduction in general and administrative expenses were reductions in bad debt, audit and legal expense partially offset by the unfavorable impact on expenses as a result of the strengthening of the Euro against the U.S. dollar.

Intangible amortization expense decreased $0.4 million and $0.7 million in the three and six-month periods ended March 31, 2004 relative to the comparable periods ended March 31, 2003 as a result of the purchased technology from the Central Data Corporation acquisition becoming fully amortized during the third quarter of fiscal 2003.

GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK, the Company assumed a $1.5 million liability for an investment grant, payable to the German government, related to construction of the ITK facility. The investment grant would be forgiven if the Company remained in the building through August 30, 2003. During fiscal 2002, the Company reversed the portion of the investment grant payable and the related accrued interest payable that was forgiven as a result of remaining in the building through September 30, 2002. During the six months ended March 31, 2003, the Company recognized a $67,000 gain from the forgiveness of the investment grant payable as a component of operating income related to the portion of the grant payable that was forgiven as a result of remaining in the building through March 31, 2003. As of September 30, 2003, there were no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company remained in the building through the required date of August 30, 2003 (see Note 4).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE)

Other expense was $6,000 for the three months ended March 31, 2004 compared to other expense of $94,000 for the three months ended March 31, 2003. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.2 million for both of the three month periods ended March 31, 2004 and 2003. Higher average cash and marketable securities balances in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 offset the impact of lower average interest rates during comparable quarters. The Company paid off all outstanding long-term debt in the amount of $5.5 million during the fourth quarter of fiscal 2003. During the fourth quarter of fiscal 2003, the Company entered into a short-term borrowing agreement in the amount of 1.7 million Euros ($2.0 million). As a result of the lower average debt balances and lower average interest rates on debt, interest expense decreased from $0.1 million for the second quarter of fiscal 2003 to $3,000 in the second quarter of fiscal 2004. The short-term borrowing balance was paid in full in January 2004. Other expense of $0.2 million was comparable for both of the three month periods ended March 31, 2004 and 2003.

Other income was $68,000 for the six months ended March 31, 2004 compared to other expense of $78,000 for the six months ended March 31, 2003. The Company realized interest income on short-term marketable securities and cash & cash equivalents of $0.4 million and $0.5 million for the six months ended March 31, 2004, and 2003, respectively. The decrease was primarily due to lower rates of interest earned by the Company on its marketable securities and cash equivalents. Due to the lower debt levels and lower average interest rates on debt, as explained in the above paragraph, interest expense decreased from $0.2 million during the first six months of 2003 to $19,000 during the first six months of 2004. Other expense was $0.3 million and $0.4 million for the six months ended March 31, 2004, and 2003, respectively.

INCOME TAXES

Income taxes have been provided for at estimated annual effective rates of 29.0% for the six months ended March 31, 2004 versus (24.2%) for the six months ended March 31, 2003. The negative effective rate for March 31, 2003 is due to the fact that the Company reversed the valuation allowance associated with its German net operating loss carryforwards and recognized the reversal as a discrete event in the second quarter of fiscal 2003. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that was expected to be utilized by the Company during the year ended September 30, 2003 was accounted for by reducing the effective income tax rate. The effective tax rate of 29.0% is lower than the U.S. statutory rate of 34.0% due to certain tax credits and income exclusions.

The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. The Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at March 31, 2004. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined. The Company has determined that a valuation allowance is not required as of March 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE

As discussed more fully in footnote 5, the Company adopted the provisions of FAS 142 as of October 1, 2002 at which time it was determined that there was a total goodwill impairment of $43.9 million, which the Company recorded as a charge in the first quarter of fiscal 2003. The impairment was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38.5 million and goodwill related to the CDC and INXTECH acquisitions of $3.4 million and $2.0 million, respectively. Management believes the impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At March 31, 2004, the Company had cash, cash equivalents and marketable securities of $68.1 million compared to $57.6 million at September 30, 2003. The Company’s working capital increased $13.1 million to $70.9 million at March 31, 2004 compared to $57.8 million at September 30, 2003.

Net cash provided by operating activities was $7.7 million for the six months ended March 31, 2004, compared to net cash provided by operating activities of $4.6 million for the six months ended March 31, 2003. Changes in operating assets and liabilities used $1.5 million and $3.4 million of cash during the six months ended March 31, 2004 and 2003, respectively. A decrease in accounts payable, accrued restructuring costs and other accrued liabilities resulted in the use of $4.0 million of cash during the six months ended March 31, 2004, compared to a decrease of $5.1 million during the same period one year ago, primarily due to payments associated with restructuring activities. Collections of accounts receivable increased $3.0 million for the six months ended March 31, 2004, compared to a decrease in collections of $0.1 million during the same period one year ago. These changes in accounts receivable related primarily to increased sales and the timing of sales in these respective periods. Inventory decreased $0.2 million during the six months ended March 31, 2004, compared to a decrease of $1.4 million during the same period one year ago. The decline in inventory is primarily the result of continued inventory management improvements.

Net cash used in investing activities for the six months ended March 31, 2004 was $11.0 million compared to $10.3 million provided during the same period one year ago. Net purchases of marketable securities were $8.6 million during the six months ended March 31, 2004, compared to net purchases of $7.6 million during the same period one year ago. The Company used $2.0 million during the six month period ended March 31, 2004 for contingent purchase price payments related to the Inside Out Networks acquisition compared to the use of $2.0 million during the six month period ended March 31, 2003 for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions. Purchases of equipment and capital improvements were $0.5 million and $0.7 million for the six months ended March 31, 2004 and 2003, respectively. The Company anticipates total fiscal 2004 capital expenditures to range from $0.5 million to $1.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company generated $4.3 million from financing activities during the six months ended March 31, 2004, compared to $3.5 million used during the six months ended March 31, 2003. On December 13, 2002 the Company used $3.6 million to repurchase 1,162,342 shares of its common stock from Sorrento Networks Corporation. Payments on borrowings were $2.1 million during the six months ended March 31, 2004 compared to $0.2 million during the same period one year ago. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $6.5 million and $0.3 million for the six months ended March 31, 2004 and 2003, respectively.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business operations.

The following summarizes the Company’s contractual obligations at March 31, 2004 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations

	Payments due by fiscal period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years	Thereafter
Operating leases	$3,195	$1,277	$1,910	$8	$—

Total contractual cash obligations	$3,195	$1,277	$1,910	$8	$—

During the fourth quarter of fiscal 2003, the Company entered into a short-term borrowing agreement with Sparkasse Dortmund in the amount of 1.7 million Euros. This borrowing bore interest at a fixed rate of 3.64% and payment was made in full in January 2004.

The lease obligations summarized above relate to various operating lease agreements for office space and equipment. As of March 31, 2004, all purchase price payments to the former shareholders of Inside Out Networks that were contingent upon achieving certain revenue and operating income targets have been made and no further contingent payments remain at March 31, 2004.

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

FOREIGN CURRENCY (CONTINUED)

For the three and six months ended March 31, 2004, the Company had approximately $12.2 million and $24.4 million of net sales to foreign customers, respectively. For the three months ended March 31, 2004, $8.6 million was denominated in U.S. dollars, $3.4 million was denominated in Euros, and $0.2 million was denominated in Japanese Yen. For the six months ended March 31, 2004, $16.4 million was denominated in U.S. dollars, $7.4 million was denominated in Euros, and $0.6 was denominated in Japanese Yen.

In future periods, a significant portion of sales will continue to be made in Euros. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

INFLATION

Management believes inflation has not had a material effect on the Company’s consolidated operations or its financial position.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In December 2003, the FASB issued Interpretation No. 46R “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity in which case, the effective date is the end of the first reporting period that ends after December 15, 2003. Companies that have adopted Interpretation No. 46 prior to the effective date of Interpretation No. 46R will either continue to apply Interpretation No. 46 until the effective date of Interpretation No. 46R or apply the provisions of Interpretation No. 46R at an earlier date. The Company adopted the provisions of Interpretation No. 46 during fiscal 2003. The adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations. The Company adopted Interpretation No. 46R effective March 15, 2004. The adoption of Interpretation No. 46R did not have an impact on the Company’s consolidated financial position or results of operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

During the six months ended March 31, 2004, the average exchange rate for the Euro to the U.S. Dollar increased by approximately 17.0% from 1.0421 to 1.2191 and the average exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 12.0% from .0083 to .0093 from the comparable six month period ended March 31, 2003. A 10.0% increase in the first six months fiscal 2004 average exchange rate of 1.2191 for the Euro to the U.S. Dollar would have resulted in a 1.4% increase in annual net sales and a 9.1% increase in net income for the six months ended March 31, 2004. A 10.0% decrease from the first six months of fiscal 2004 average exchange rate of 1.2191 for the Euro to the U.S. Dollar would have resulted in a 1.4% decrease in net sales and a 9.1% decrease in net income for the six months ended March 31, 2004. A 10.0% increase to the first six months of fiscal 2004 average exchange rate of .0093 for the Japanese Yen to the U.S. Dollar would have resulted in a 0.1% increase in annual net sales and a 0.5% increase in net income for the six months ended March 31, 2004. A 10.0% decrease from the first six months of fiscal 2004 average exchange rate of .0093 for the Japanese Yen to the U.S. Dollar would have resulted in a 0.1% decrease in net sales and a 0.5% decrease in net income for the six months ended March 31, 2004. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.

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

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on January 22, 2004, the stockholders voted on the following:

a)	Proposal to elect two directors: Guy C. Jackson, for a three-year term and Mykola Moroz, for a two-year term. Mr. Jackson was elected on a vote of 19,208,071 in favor and 568,477 shares withholding authority to vote. Mr. Moroz was elected on a vote of 16,546,727 in favor and 3,229,821 shares withholding authority to vote.

b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for fiscal year 2004. The proposal passed on a vote of 18,112,234 in favor, 1,619,097 against, 45,217 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company, as amended (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(b)	Reports on Form 8-K:

Form 8-K, dated January 15, 2004, announcing the Company’s financial results for its fiscal quarter ended December 31, 2003.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: May 10, 2004	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing
3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically