Form 10-Q
period 2004-06-30
DIGI INTERNATIONAL INC
filed 2004-08-09
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004.

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

Yes ☒ No ☐

On July 31, 2004, there were 21,666,218 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net sales	$28,306	$25,567	$81,952	$76,606
Cost of sales	11,045	10,316	32,053	30,814

Gross profit	17,261	15,251	49,899	45,792
Operating expenses:
Sales and marketing	6,529	6,165	19,030	18,387
Research and development	3,994	3,962	12,959	11,791
General and administrative	3,471	3,972	9,945	11,838
Restructuring	—	(169)	—	(435)

Total operating expenses	13,994	13,930	41,934	41,581
Gain from forgiveness of grant payable	—	231	—	299

Operating income	3,267	1,552	7,965	4,510
Other income, net	105	188	173	109

Income before income taxes and cumulative effect of accounting change	3,372	1,740	8,138	4,619
Income tax provision (benefit)	978	527	2,360	(168)

Income before cumulative effect of accounting change	2,394	1,213	5,778	4,787
Cumulative effect of accounting change	—	—	—	(43,866)

Net income (loss)	$2,394	$1,213	$5,778	$(39,079)

Net income (loss) per common share, basic:
Income before cumulative effect of accounting change	$0.11	$0.06	$0.27	$0.22
Cumulative effect of accounting change	—	—	—	(2.04)

Net income (loss) per common share, basic	$0.11	$0.06	$0.27	$(1.82)

Net income (loss) per common share, diluted:
Income before cumulative effect of accounting change	$0.11	$0.06	$0.26	$0.22
Cumulative effect of accounting change	—	—	—	(2.03)

Net income (loss) per common share, diluted	$0.11	$0.06	$0.26	$(1.81)

Weighted average common shares, basic	21,468	20,599	21,017	21,516

Weighted average common shares, diluted	22,224	20,786	21,858	21,607

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	September 30,
	2004	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,437	$17,228
Marketable securities	60,901	40,405
Accounts receivable, net	10,318	10,842
Inventories, net	11,263	10,437
Other	5,010	4,873

Total current assets	101,929	83,785
Property, equipment and improvements, net	18,636	19,888
Identifiable intangible assets, net	15,709	19,748
Goodwill	5,816	3,855
Net deferred tax assets	5,071	4,224
Other	849	1,040

Total assets	$148,010	$132,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$—	$1,983
Accounts payable	5,175	5,742
Income taxes payable	11,055	9,539
Accrued expenses:
Compensation	4,401	3,952
Other	3,403	3,666
Deferred revenue	1,210	1,093
Restructuring accruals	—	17

Total current liabilities	25,244	25,992
Net deferred tax liabilities	343	685

Total liabilities	25,587	26,677

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 24,478,575 and 23,212,273 shares issued	245	232
Additional paid-in capital	126,890	117,720
Retained earnings	15,346	9,568
Accumulated other comprehensive income (loss)	357	(566)
Unearned stock compensation	(16)	(86)
Treasury stock, at cost, 2,884,076 and 2,969,782 shares	(20,399)	(21,005)

Total stockholders’ equity	122,423	105,863

Total liabilities and stockholders’ equity	$148,010	$132,540

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2004	2003
	(in thousands)
Operating activities:
Net income (loss)	$5,778	$(39,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	—	43,866
Cumulative effect of accounting change	—	43,866
Amortization of identifiable intangible assets and other assets	4,616	5,659
Depreciation of property, equipment and improvements	1,880	2,305
Tax benefit related to exercise of stock options	1,903	—
(Benefit) provision for inventory obsolescence	(60)	911
Deferred income taxes	—	(1,415)
Restructuring	—	(435)
Other	(197)	(186)
Changes in operating assets and liabilities	(156)	(2,681)

Total adjustments	7,986	48,024

Net cash provided by operating activities	13,764	8,945

Investing activities:
Purchase of held-to-maturity marketable securities, net	(20,496)	(11,134)
Contingent purchase price payments related to business acquisitions	(1,961)	(2,018)
Purchase of property, equipment, improvements and certain other intangible assets	(740)	(1,073)

Net cash used in investing activities	(23,197)	(14,225)

Financing activities:
Payments on borrowings	(2,149)	(1,297)
Proceeds from employee stock option plan transactions	7,333	—
Proceeds from employee stock purchase plan transactions	514	451
Purchase of treasury stock	—	(8,555)

Net cash provided by (used in) financing activities	5,698	(9,401)

Effect of exchange rate changes on cash and cash equivalents	944	(102)

Net decrease in cash and cash equivalents	(2,791)	(14,783)
Cash and cash equivalents, beginning of period	17,228	33,490

Cash and cash equivalents, end of period	$14,437	$18,707

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

2. STOCK-BASED COMPENSATION

The Company applies the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based compensation. Accordingly, compensation expense for stock options granted to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Such compensation expense, if any, is amortized on a straight-line basis over the option vesting period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. STOCK BASED COMPENSATION (CONTINUED)

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss) as reported	$2,394	$1,213	$5,778	$(39,079)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	14	15	77	60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(414)	(605)	(1,915)	(1,958)

Pro forma net income (loss)	$1,994	$623	$3,940	$(40,977)

Net income (loss) per share:
Basic — as reported	$0.11	$0.06	$0.27	$(1.82)
Basic — pro forma	$0.09	$0.03	$0.19	$(1.90)
Diluted — as reported	$0.11	$0.06	$0.26	$(1.81)
Diluted — pro forma	$0.09	$0.03	$0.18	$(1.91)

3. RESTRUCTURING

In fiscal 2002, the Company implemented two restructuring plans resulting in workforce reductions of 88 employees worldwide. In September 2002 the Company recorded a charge of $1.6 million in connection with the Digi operations, consisting of $1.4 million for severance and termination costs related to the elimination of 24 positions in Minnetonka, Minnesota and 23 positions in Europe. The charge also consisted of $72,000 related to lease cancellation and office closing expenses, $29,000 of cancellation fees for automobile leases, and $0.2 million related to legal and professional fees. A second restructuring charge of $1.0 million was recorded in September 2002 for the NetSilicon operations of which $0.2 million was paid during the fourth quarter of fiscal 2002. This restructuring charge included $0.8 million for severance and termination costs related to the elimination of 41 positions primarily in Waltham, Massachusetts. The charge also consisted of $0.2 million related to office closing expenses and $36,000 of cancellation fees related to automobile leases.

Cash outlays of $17,000 and $1.9 million were charged against the restructuring accruals during the nine months ended June 30, 2004 and 2003, respectively. These cash outlays were funded by cash generated from the Company’s operations. The Company recorded a change in estimate adjustment of $0.4 million in the nine months ended June 30, 2003 that was reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The change in estimate resulted primarily from favorable settlements of previously agreed to severance amounts including related legal fees. As of June 30, 2004, all accrued restructuring obligations have been fulfilled.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. RESTRUCTURING (CONTINUED)

	Balance at			Balance at			Balance at
	Sept. 30,		Change in	Sept. 30,		Change in	June 30,
Description	2002	Payments	Estimate	2003	Payments	Estimate	2004
(in thousands)
Sept. 2002 Digi Restructuring Plan:
-Severance and termination costs	$1,386	$(1,043)	$(343)	$—	$—	$—	$—
-Building closing / lease cancellation fees	72	(56)	(16)	—	—	—	—
-Cancellation fees for automobile leases	29	(17)	(3)	9	(9)	—	—
-Legal and professional fees	159	(54)	(100)	5	(5)	—	—

Subtotal	1,646	(1,170)	(462)	14	(14)	—	—

Sept. 2002 NetSilicon Restructuring Plan:
-Severance and termination costs	661	(641)	(20)	—	—	—	—
-Building closing / lease cancellation fees	161	(41)	(117)	3	(3)	—	—
-Cancellation fees for automobile leases	36	(36)	—	—	—	—	—

Subtotal	858	(718)	(137)	3	(3)	—	—

Totals	$2,504	$(1,888)	$(599)	$17	$(17)	$—	$—

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

During the nine months ended June 30, 2003, the Company recognized a $0.3 million gain from the investment grant payable as a component of operating income related to the portion of the grant payable that was forgiven as a result of remaining in the building through June 30, 2003. As of September 30, 2003, there were no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company fulfilled the terms of the waiver granted by the German government by remaining in the building through August 2003.

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

In connection with the adoption of FAS 142, the Company engaged a third-party appraiser to assist management in determining the fair value of each of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company, with the assistance of the third-party appraiser, measured the fair values of the individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment of $43.9 million, which the Company recorded as a charge in the first quarter of fiscal 2003. The impairment was attributable to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38.5 million and goodwill related to the Central Data Corporation (CDC) and INXTECH acquisitions of $3.4 million and $2.0 million, respectively. The impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during fiscal 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

The Company performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2004. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $5.8 million remains on the Company’s balance sheet as of June 30, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortized identifiable intangible assets as of June 30, 2004 and September 30, 2003, by business segment, are comprised of the following (in thousands):

	As of June 30, 2004
			Device Networking
	Connectivity Solutions		Solutions		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net
Purchased and core technology	$20,614	$(16,645)	$11,100	$(4,394)	$31,714	$(21,039)	$10,675
License agreements	40	(30)	2,400	(950)	2,440	(980)	1,460
Patents and trademarks	1,190	(699)	1,405	(534)	2,595	(1,233)	1,362
Customer maintenance contracts	—	—	700	(166)	700	(166)	534
Customer relationships	—	—	2,200	(522)	2,200	(522)	1,678

Total	$21,844	$(17,374)	$17,805	$(6,566)	$39,649	$(23,940)	$15,709

	As of September 30, 2003
			Device Networking
	Connectivity Solutions		Solutions		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net
Purchased and core technology	$20,614	$(14,674)	$11,100	$(3,006)	$31,714	$(17,680)	$14,034
License agreements	40	(24)	2,400	(650)	2,440	(674)	1,766
Patents and trademarks	1,037	(553)	1,395	(360)	2,432	(913)	1,519
Customer maintenance contracts	—	—	700	(114)	700	(114)	586
Customer relationships	—	—	2,200	(357)	2,200	(357)	1,843

Total	$21,691	$(15,251)	$17,795	$(4,487)	$39,486	$(19,738)	$19,748

Amortization expense for the three and nine months ended June 30, 2004 and 2003, by business segment, is as follows:

	Three months ended			Nine months ended
		Device			Device
	Connectivity	Networking		Connectivity	Networking
Fiscal	Solutions	Solutions		Solutions	Solutions
year	Segment	Segment	Total	Segment	Segment	Total
2004	$710	$693	$1,403	$2,122	$2,079	$4,201
2003	$1,106	$689	$1,795	$3,253	$2,067	$5,320

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Estimated amortization expense for the remainder of fiscal 2004 and the five succeeding fiscal years is as follows (in thousands):

2004 (three months)	$1,403
2005	4,938
2006	4,349
2007	2,981
2008	1,440
2009	513

The changes in the carrying amount of goodwill for the nine months ended June 30, 2004 and 2003 are as follows:

	Nine months ended
	June 30, 2004			June 30, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
(in thousands)	Segment	Segment	Total	Segment	Segment	Total
Beginning balance, October 1	$3,304	$551	$3,855	$6,842	$38,994	$45,836
Assembled workforce, net of tax, reclassified to goodwill at October 1, 2002	—	—	—	338	—	338
Impairment loss	—	—	—	(5,423)	(38,443)	(43,866)
Other, primarily contingent purchase price payments	1,961	—	1,961	1,547	—	1,547

Ending balance, June 30	$5,265	$551	$5,816	$3,304	$551	$3,855

6. INCOME TAXES

In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that were expected to be utilized by the Company during fiscal 2003 was accounted for by reducing the effective income tax rate during fiscal 2003. The portion of the valuation allowance related to the German net operating loss carryforwards that were expected to be utilized by the Company during periods subsequent to September 30, 2003 was accounted for as a discrete event and resulted in an income tax benefit of $1.4 million being recorded during the nine month period ended June 30, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) are shown below. Comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments that are charged or credited to stockholders’ equity.

Comprehensive income (loss) for the three and nine months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$2,394	$1,213	$5,778	$(39,079)
Foreign currency translation gain (loss), net of income tax	51	(235)	923	(420)
Comprehensive income (loss)	$2,445	$978	$6,701	$(39,499)

8. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only common equivalent shares are those that result from dilutive common stock options and shares purchased through the employee stock purchase plan.

The following table is a reconciliation of the numerators and denominators in the net income (loss) per share calculations (in thousands except per share data):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$2,394	$1,213	$5,778	$(39,079)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares outstanding	21,468	20,599	21,017	21,516
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	756	187	841	91

Denominator for diluted net income (loss) per share — adjusted weighted average shares	22,224	20,786	21,858	21,607

Basic net income (loss) per share	$0.11	$0.06	$0.27	$(1.82)

Diluted net income (loss) per share	$0.11	$0.06	$0.26	$(1.81)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. NET INCOME (LOSS) PER SHARE (CONTINUED)

Options to purchase 1,894,359 and 1,977,859 shares for the three and nine month periods ended June 30, 2004, respectively, and options to purchase 5,516,464 shares and 5,541,964 for the three and nine month periods ended June 30, 2003 were not considered in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive whether or not the Company generated net income.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” income before cumulative effect of accounting change has been used in determining whether potentially dilutive common shares should be included in the calculation of diluted income per share for the nine months ended June 30, 2003, even though there was a net loss for the period.

9. SEGMENT INFORMATION

The Company operates in two reportable segments consisting of the Connectivity Solutions Segment and the Device Networking Solutions Segment.

Connectivity Solutions — Connectivity solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include multi- port serial adaptors, terminal servers, and Universal Serial Bus (USB) connectivity. This reporting segment is comprised of two operating units. The operating units include the USB products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka, Minnesota; Dortmund, Germany; and the Inside Out Networks facilities in Austin, Texas and Long Beach, California.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SEGMENT INFORMATION (CONTINUED)

Summary financial data by business segment are presented below for the three and nine months ended June 30, 2004 and 2003:

	Three months ended June 30, 2004			Three months ended June 30, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
(In thousands)	Solutions	Solutions	Total	Solutions	Solutions	Total
Net sales	$18,819	$9,487	$28,306	$17,481	$8,086	$25,567
Operating income (loss)	5,761	(2,494)	3,267	4,558	(3,006)	1,552
Total assets	$127,460	$20,550	$148,010	$108,008	$22,872	$130,880

	Nine months ended June 30, 2004			Nine months ended June 30, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
(In thousands)	Solutions	Solutions	Total	Solutions	Solutions	Total
Net sales	$54,667	$27,285	$81,952	$53,729	$22,877	$76,606
Operating income (loss)	16,813	(8,848)	7,965	13,921	(9,411)	4,510
Total assets	$127,460	$20,550	$148,010	$108,008	$22,872	$130,880

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income before income taxes and cumulative effect of accounting change follows:

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
(In thousands)	2004	2003	2004	2003
Operating income — Connectivity Solutions	$5,761	$4,558	$16,813	$13,921
Operating loss — Device Networking Solutions	(2,494)	(3,006)	(8,848)	(9,411)

	3,267	1,552	7,965	4,510
Other income, net	105	188	173	109

Consolidated income before income taxes and cumulative effect of accounting change	$3,372	$1,740	$8,138	$4,619

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SEGMENT INFORMATION (CONTINUED)

In connection with the adoption of FAS 142, the Company recorded a goodwill impairment charge of $43.9 million in the first quarter of fiscal 2003, attributable to an impairment of the carrying value of goodwill related to the Device Networking Solutions and Connectivity Solutions segments of $38.5 million and $5.4 million, respectively. The charge is reported as a cumulative effect of a change in accounting principle.

10. INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. Inventories at June 30, 2004 and September 30, 2003 consisted of the following (in thousands):

	June 30,	September 30,
	2004	2003
Raw materials	$7,926	$8,076
Work in process	1,040	285
Finished goods	2,297	2,076

	$11,263	$10,437

11. FINANCIAL GUARANTEES

The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty liability accrual for the three and nine month periods ended June 30, 2004 and 2003 (in thousands):

	Three months ended
Fiscal	Balance at	Warranties	Settlements	Balance at
year	March 31	issued	made	June 30
2004	$865	$123	$(120)	$868
2003	$879	$118	$(118)	$879

	Nine months ended
Fiscal	Balance at	Warranties	Settlements	Balance at
year	September 30	issued	made	June 30
2004	$879	$343	$(354)	$868
2003	$895	$318	$(334)	$879

The Company is not responsible and does not warrant that custom software versions created by original equipment manufacturer (OEM) customers based upon the Company’s software source code will function in a particular way, will conform to any specifications or are fit for any particular purpose and the Company does not indemnify these customers from any third-party liabilities as it relates to or arises from any customization or modifications made by the OEM customer.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. FINANCIAL GUARANTEES (CONTINUED)

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

12. RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In December 2003, the FASB issued Interpretation No. 46R “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity, in which case the effective date is the end of the first reporting period that ends after December 15, 2003. The Company adopted the provisions of Interpretation No. 46 during fiscal 2003 and those of Interpretation No. 46R effective March 15, 2004. The adoption of these interpretations did not have an impact on the Company’s consolidated financial position or results of operations.

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

13. LEGAL PROCEEDINGS (CONTINUED)

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

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters that provides for coverage of up to a maximum of $10 million per occurrence. The Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of June 30, 2004, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. The Company believes the insurance claim will be approved based on discussion with representatives of the insurance company. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.

On April 13, 2004, the Company filed a lawsuit against Lantronix Inc. (“Lantronix”) alleging that certain of Lantronix’s products infringe the Company’s U.S. Patent No. 6,446,192. The Company filed the lawsuit in the U.S. District Court in Minnesota. The lawsuit seeks both monetary and non-monetary relief. On May 3, 2004, Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. LEGAL PROCEEDINGS (CONTINUED)

lawsuit seeks both monetary and non-monetary relief. The Company believes the impact of these disputes on the business, or consolidated results of operations or financial condition of the Company will not be material.

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

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributors, OEM customers and other strategic end user customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training, professional and engineering services, and royalties. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs, distributors and other strategic end user customers. During the fourth quarter of fiscal 2003, the Company entered into a distribution agreement with a new distributor. The Company has no prior history with this distributor upon which to base estimated reserves for future returns and pricing adjustments. Under this arrangement, product deliveries will be recognized as revenue when the products are sold by this distributor through to the end user customer until the Company has adequate historical experience to estimate sales returns and pricing adjustments, at which time sales will be recognized upon shipment to this distributor. During the first nine months of fiscal 2004, $1.0 million of revenue was recognized as a result of sales to end user customers by this distributor. Sales to all other authorized domestic distributors and OEMs are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all periods presented. As of June 30, 2004 the reserve for future returns and pricing adjustments was $2.2 million compared to $2.5 million at September 30, 2003.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position. As of June 30, 2004 the allowance for doubtful accounts was $1.0 million, consistent with the balance at September 30, 2003.

INVENTORY

Inventories are stated at the lower of cost or fair market value, with cost determined on the first-in, first-out method. Fair value for raw materials is based on replacement cost and for other inventory classifications based on net realizable value. The Company reduces the carrying value of its inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for the net realizable value of inventories. As of June 30, 2004 the reserve for excess and obsolete inventory was $3.0 million compared to $4.0 million at September 30, 2003.

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

Identifiable intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing a discounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. To the extent that the Company’s undiscounted future cash flows were to decline substantially, such an impairment charge could result. There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets and fair value of goodwill. If actual experience differs from the assumptions made the consolidated results of operations or financial position of the Company could be materially impacted. The Company last performed its annual goodwill impairment assessment for its NetSilicon and Inside Out Networks reporting units as of June 30, 2004. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $5.8 million remains on the Company’s balance sheet as of June 30, 2004 (see Note 5).

INCOME TAXES

Deferred tax assets and liabilities are recorded based on Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined. The Company has determined that a valuation allowance is not required as of June 30, 2004.

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

The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment. The Connectivity Solutions segment includes products that are mature and are in flat to declining markets as well as products that have recently been introduced and are in growing markets. The Company anticipates that declining sales of products in the mature product lines within this segment will be offset by increasing sales of growth products in this segment, resulting in flat to slightly increasing sales levels quarter over quarter. Net sales for both the three and nine month periods ended June 30, 2004 increased compared to the same periods a year ago. Improved margins and lower operating costs resulted in an increase in Connectivity Solutions segment operating income in both the three and nine month periods ended June 30, 2004 compared to the same periods a year ago. The Company’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from mature products and applications to other newer technologies.

The Company expects continued long-term growth in the Device Networking Solutions segment. Net sales in the Device Networking Solutions segment increased during the three and nine month periods ended June 30, 2004 compared to the same periods a year ago. Lower operating costs offset a decline in margins resulting in a decrease in operating loss during the three and nine month periods ended June 30, 2004. The Company believes the complementary nature of the NetSilicon device connectivity products, along with a line of embeddable modules and controllers, will provide an expanded range of products and technology in the future and will allow customers to migrate from an external box to a board or module and eventually to a fully integrated chip without making major changes to their software platforms.

The Company finances its operations principally with funds generated from operations and has a strong operating expense and asset management focus. The Company intends to continue its efforts to reduce its expense to revenue ratio and to closely monitor its working capital and asset turnover measures.

Significant events impacting the Company’s operations during the nine month period ended June 30, 2003 included the adoption of FAS 142 on October 1, 2002 and the reversal of the valuation allowance associated with its German net operating loss carryforwards in March 2003. In connection with the adoption of FAS 142, the Company recorded a goodwill impairment charge of $43.9 million. The charge was recorded as a cumulative effect of a change in accounting principle. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that were expected to be utilized by the Company during fiscal 2003 were accounted for by reducing the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

OVERVIEW (CONTINUED)

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

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed as percentages of net sales and as a percentage of changes from period-to-period for the periods indicated:

	Three months		%	Nine months		%
	ended		Increase	ended		Increase
	June 30		(decrease)	June 30		(decrease)
	2004	2003		2004	2003
Net sales	100.0%	100.0%	10.7%	100.0%	100.0%	7.0%
Cost of sales	39.0	40.3	7.1	39.1	40.2	4.0

Gross profit	61.0	59.7	13.2	60.9	59.8	9.0
Operating expenses:
Sales and marketing	23.0	24.1	5.9	23.2	24.0	3.5
Research and development	14.1	15.5	0.8	15.8	15.4	9.9
General and administrative	7.7	8.5	(2.3)	7.4	8.7	(9.1)
Intangibles amortization (1)	4.6	7.0	(25.7)	4.8	6.8	(24.8)
Restructuring	—	(0.6)	N/M	—	(0.6)	N/M

Total operating expenses	49.4	54.5	0.5	51.2	54.3	0.8
Gain from forgiveness of grant payable	—	0.9	N/M	—	0.4	N/M

Operating income	11.6	6.1	110.5	9.7	5.9	76.6
Other income, net	0.4	0.7	(44.1)	0.2	0.1	58.7

Income before income taxes and cumulative effect of accounting change	12.0	6.8	93.8	9.9	6.0	76.2
Income tax provision (benefit)	3.5	2.1	85.6	2.9	(0.2)	N/M

Income before cumulative effect of accounting change	8.5	4.7	97.4	7.0	6.2	20.7
Cumulative effect of accounting change	—	—	—	—	(57.2)	N/M

Net income (loss)	8.5%	4.7%	97.4%	7.0%	(51.0)%	N/M %

(1)	Intangibles amortization is included in general and administrative expenses in the Condensed Consolidated Statement of Operations

“N/M” means not meaningful

NET SALES

Net sales for the three and nine months ended June 30, 2004 were $28.3 million and $82.0 million compared to net sales of $25.6 million and $76.6 million for the three and nine months ended June 30, 2003. Net sales increased by $2.7 million, or 10.7%, and $5.3 million, or 7.0%, in the three and nine month periods ended June 30, 2004 compared to the same periods in the prior fiscal year. Fluctuation in foreign currency rates compared to the prior year’s rates had a favorable impact on net sales of $0.2 million and $1.4 million in the three and nine month periods ended June 30, 2004, respectively. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

and availability. As the customer and product mix has changed, the Company has experienced a reduction in the average selling price of its products. Volume fluctuations, in addition to customer and product mix changes, are the primary reason for changes in net sales.

The following tables set forth revenue by segment, for the three and nine month periods ended June 30, 2004 and June 30, 2003, expressed in thousands of dollars and as a percentage of net sales:

	Three months ended		Three months ended
	June 30, 2004		June 30, 2003
Connectivity Solutions	$18,819	66.5%	$17,481	68.4%
Device Networking Solutions	9,487	33.5%	8,086	31.6%

Total	$28,306	100.0%	$25,567	100.0%

	Nine months ended		Nine months ended
	June 30, 2004		June 30, 2003
Connectivity Solutions	$54,667	66.7%	$53,729	70.1%
Device Networking Solutions	27,285	33.3%	22,877	29.9%

Total	$81,952	100.0%	$76,606	100.0%

Connectivity Solutions net sales increased $1.3 million and $0.9 million in the three and nine month periods ended June 30, 2004 compared to the three and nine month periods ended June 30, 2003. The impact of market maturity of certain products in this segment has been offset by growth in the USB product line. The Company continues to enhance its channel strategy, which includes employing additional channel partners and releasing new product line enhancements.

Net sales generated by the Device Networking Solutions segment increased $1.4 million and $4.4 million in the three and nine month periods ended June 30, 2004 compared to the three and nine month periods ended June 30, 2003. The increase is primarily due to improved channel execution, continued market penetration of the device server product line and the introduction of new products and new customers reaching production.

GROSS PROFIT

Gross profit for the three and nine months ended June 30, 2004 was 61.0% and 60.9%, compared to 59.7% and 59.8% for the three and nine months ended June 30, 2003. The improved gross profit for the three and nine month periods was related to Digi’s continued focus on cost reductions and the expansion of high margin networking connectivity products.

OPERATING EXPENSES

Sales and marketing expenses for the three and nine months ended June 30, 2004 were $6.5 million, or 23.0% of net sales, and $19.0 million, or 23.2% of net sales, compared to $6.2 million, or 24.1% of net sales, and $18.4 million, or 24.0% of net sales, for the three and nine months ended June 30, 2003. The increase in sales and marketing expenses is primarily due to an increase in commission expense of $0.2 million and $0.7 million between the comparable three and nine month periods resulting from increased sales. The strengthening of the Euro against the U.S. dollar also unfavorably impacted sales and marketing expense by $0.3 million between comparable nine month periods and was offset by a $0.4 million decline in advertising and promotion expense between comparable nine month periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED)

Research and development expenses for the three and nine months ended June 30, 2004 were $4.0 million, or 14.1% of net sales, and $13.0 million, or 15.8% of net sales, compared to $4.0 million, or 15.5% of net sales, and $11.8 million, or 15.4% of net sales, for the three and nine months ended June 30, 2003. The Company continued to focus its research and development activities in the first nine months of fiscal 2004 on the development of its device networking business, which includes the device server and NetSilicon product lines. Research and development expense increased between the comparable nine month periods primarily due to the timing of ongoing chip fabrication and development activities as well as an increase in personnel required to support the remote device management technology acquired from Embrace Networks in the fourth quarter of fiscal 2003.

General and administrative expenses for the three and nine months ended June 30, 2004 were $2.2 million, or 7.7% of net sales, and $6.0 million, or 7.4% of net sales, compared to $2.2 million, or 8.7% of net sales, and $6.6 million, or 8.7% of net sales, for the three and nine months ended June 30, 2003. Contributing to the reduction in general and administrative expenses between the comparable nine month periods were reductions in bad debt and legal expense, partially offset by an unfavorable impact on expenses as a result of the strengthening of the Euro against the U.S. dollar.

Intangible amortization expense decreased $0.5 million and $1.3 million in the three and nine month periods ended June 30, 2004 relative to the comparable periods ended June 30, 2003 as a result of the purchased technology from the Central Data Corporation acquisition becoming fully amortized during the third quarter of fiscal 2003.

GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK, the Company assumed a $1.5 million liability for an investment grant, payable to the German government, related to construction of the ITK facility. The investment grant would be forgiven if the Company remained in the building through August 30, 2003. During fiscal 2002, the Company reversed the portion of the investment grant payable and the related accrued interest payable that was forgiven as a result of remaining in the building through September 30, 2002. During the nine months ended June 30, 2003, the Company recognized a $0.3 million gain from the forgiveness of the investment grant payable as a component of operating income related to the portion of the grant payable that was forgiven as a result of remaining in the building through June 30, 2003. As of September 30, 2003, there were no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company remained in the building through the required date of August 30, 2003 (see Note 4).

OTHER INCOME (EXPENSE)

Other income was $0.1 million for the three months ended June 30, 2004 compared to other income of $0.2 million for the three months ended June 30, 2003. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.2 million for both of the three month periods ended June 30, 2004 and 2003. Higher average cash and marketable securities balances in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 offset the impact of lower average interest rates during comparable quarters. The Company paid off all outstanding long-term debt in the amount of $5.5 million during the fourth quarter of fiscal 2003. During the fourth quarter of fiscal 2003, the Company

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE) (CONTINUED)

entered into a short-term borrowing agreement in the amount of 1.7 million Euros ($2.0 million). The short-term borrowing balance was paid in full in January 2004. Interest expense decreased $0.2 million between comparable three month periods as a result of having no outstanding debt during the third quarter of fiscal 2004. Other expense was $0.1 million for the three month period ended June 30, 2004 compared to other income of $0.2 million for the three months ended June 30, 2003.

Other income was $0.2 million for the nine months ended June 30, 2004 compared to other income of $0.1 million for the nine months ended June 30, 2003. The Company realized interest income on short-term marketable securities and cash and cash equivalents of $0.6 million and $0.7 million for the nine months ended June 30, 2004 and 2003, respectively. The decrease was primarily due to lower rates of interest earned by the Company on its marketable securities and cash equivalents. Due to the lower debt levels and lower average interest rates on debt, as explained in the above paragraph, interest expense decreased from $0.4 million during the first nine months of 2003 to $19,000 during the first nine months of 2004. Other expense was $0.4 million and $0.2 million for the nine months ended June 30, 2004 and 2003, respectively.

INCOME TAXES

Income taxes have been provided for at estimated annual effective rates of 29.0% for the nine months ended June 30, 2004 versus (3.6%) for the nine months ended June 30, 2003. The negative effective rate for the nine months ended June 30, 2003 is due to the fact that the Company reversed the valuation allowance associated with its German net operating loss carryforwards that were expected to be utilized by the Company during periods subsequent to September 30, 2003 and recognized the reversal as a discrete event in the second quarter of fiscal 2003. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that was expected to be utilized by the Company during the year ended September 30, 2003 was accounted for by reducing the effective income tax rate. The effective tax rate of 29.0% for the nine months ended June 30, 2004 is lower than the U.S. statutory rate of 34.0% due to certain tax credits and income exclusions.

The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109. The Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at June 30, 2004. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined. The Company has determined that a valuation allowance is not required as of June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE

As discussed more fully in footnote 5, the Company adopted the provisions of FAS 142 as of October 1, 2002 at which time it was determined that there was a total goodwill impairment of $43.9 million, which the Company recorded as a charge in the first quarter of fiscal 2003. The impairment was attributable to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38.5 million and goodwill related to the CDC and INXTECH acquisitions of $3.4 million and $2.0 million, respectively. The impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge is reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At June 30, 2004, the Company had cash, cash equivalents and marketable securities of $75.3 million compared to $57.6 million at September 30, 2003. The Company’s working capital increased $18.9 million to $76.7 million at June 30, 2004 compared to $57.8 million at September 30, 2003.

Net cash provided by operating activities was $13.8 million for the nine months ended June 30, 2004, compared to net cash provided by operating activities of $8.9 million for the nine months ended June 30, 2003. Changes in operating assets and liabilities were relatively flat during the nine months ended June 30, 2004 compared to a use of $2.7 million of cash during the nine months ended June 30, 2003. A decrease in accounts payable, accrued restructuring costs and other accrued liabilities resulted in the use of $3.5 million of cash during the nine months ended June 30, 2004 compared to a use of $3.9 million during the same period one year ago, primarily due to payments associated with restructuring activities and the timing of payments made by the Company to its suppliers. Accounts receivable provided $4.0 million during the nine months ended June 30, 2004 compared to a use of $0.7 million during the same period one year ago. These changes in accounts receivable related primarily to increased sales and the timing of sales in these respective periods. Increased inventory purchases resulted in the use of $0.8 million during the nine months ended June 30, 2004 compared to decreased inventory purchases during the same period one year ago, which provided $0.8 million. The increase in inventory is primarily the result of increased lead time for certain materials.

Net cash used in investing activities was $23.2 million and $14.2 million during the nine months ended June 30, 2004 and 2003, respectively. Net purchases of marketable securities were $20.5 million during the nine months ended June 30, 2004 compared to net purchases of $11.1 million during the same period one year ago. The Company used $2.0 million during the nine month period ended June 30, 2004 for contingent purchase price payments related to the Inside Out Networks acquisition compared to a use of $2.0 million during the nine month period ended June 30, 2003 for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions. Purchases of equipment and capital improvements were $0.4 million and $0.6 million for the nine months ended June 30, 2004 and 2003, respectively. Purchases of other assets utilized $0.3 million and $0.5 million during the nine months ended

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

June 30, 2004 and 2003, respectively. The Company anticipates total fiscal 2004 capital expenditures to approximate $0.6 million to $0.7 million.

The Company generated $5.7 million from financing activities during the nine months ended June 30, 2004, compared to $9.4 million used during the nine months ended June 30, 2003. During the nine months ended June 30, 2003, the Company used $8.6 million to repurchase 2,324,683 shares of its common stock from Sorrento Networks Corporation. Payments on borrowings were $2.1 million during the nine months ended June 30, 2004 compared to $1.3 million during the same period one year ago. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $7.8 million and $0.5 million for the nine months ended June 30, 2004 and 2003, respectively.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business operations.

The following summarizes the Company’s contractual obligations at June 30, 2004

Contractual Obligations

	Payments due by fiscal period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years	Thereafter
Operating leases	$2,840	$1,207	$1,629	$4	$—

Total contractual cash obligations	$2,840	$1,207	$1,629	$4	$—

The lease obligations summarized above relate to various operating lease agreements for office space and equipment. As of June 30, 2004, all purchase price payments to the former shareholders of Inside Out Networks that were contingent upon achieving certain revenue and operating income targets have been made and no further contingent payments remain at June 30, 2004.

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

FOREIGN CURRENCY (CONTINUED)

For the three and nine months ended June 30, 2004, the Company had approximately $12.6 million and $37.1 million of net sales to foreign customers including export sales, of which $4.1 million and $12.2 million, respectively, were in foreign currency, predominantly the Euro.

INFLATION

Management believes inflation has not had a material effect on the Company’s consolidated operations or its financial position.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In December 2003, the FASB issued Interpretation No. 46R “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities and which superseded Interpretation 46. The effective date of this interpretation is the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity, in which case the effective date is the end of the first reporting period that ends after December 15, 2003. The Company adopted the provisions of Interpretation No. 46 during fiscal 2003 and those of Interpretation No. 46R effective March 15, 2004. The adoption of these interpretations did not have an impact on the Company’s consolidated financial position or results of operations.

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

A 10.0% increase or decrease in the first nine months fiscal 2004 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.5% increase or decrease in annual net sales. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material set forth in Note 13 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Form 8-K, dated April 15, 2004, announcing the Company’s financial results for its fiscal quarter ended March 31, 2004.

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

DIGI INTERNATIONAL INC.
Date: August 9, 2004	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing
3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically