Form 10-K
period 2004-09-30
DIGI INTERNATIONAL INC
filed 2004-11-29
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $210,417,503, based on a closing price of $9.87 per common share as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Shares of common stock outstanding as of November 22, 2004: 22,176,279

INDEX

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant’s Annual Report to Stockholders for the year ended September 30, 2004 and Proxy Statement for the Registrant’s Annual Meeting of Stockholders scheduled for January 19, 2005, a definitive copy of which will be filed on or about November 29, 2004. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

	ITEM IN FORM 10-K	PAGE/REFERENCE
PART III.

ITEM 10.	Directors of the Registrant	Election of Directors, Proxy
Statement

	Executive Officers of the Registrant	69

	Compliance with Section 16(a) of the	Section 16(a) Beneficial Ownership
	Exchange Act	Reporting Compliance, Proxy Statement

	Code of Ethics	70

ITEM 11.	Executive Compensation	Executive Compensation; Election of
Directors; Summary
Compensation Table; Aggregated
Option Exercises in the Last
Fiscal Year and Fiscal Year-end
Option Values; Employment
Contracts; Severance,
Termination of Employment and
Change-in-Control Arrangements;
Performance Evaluation, Proxy
Statement

ITEM 12.	Security Ownership of Certain Beneficial	70 and Security Ownership of Principal
	Owners and Management and	Stockholders and Management,
	Related Stockholder	Proxy Statement
Matters

ITEM 13.	Certain Relationships and Related	Not Applicable
Transactions

ITEM 14.	Principal Accountant Fees and Services	Audit and Non-Audit Fees; All Other
Fees, Proxy Statement

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules	72
2004 Letter to Stockholders
Subsdiaries of the Company
Consent of Independent Registered Public Accounting Firm
Powers of Attorney
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

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

During the 1990’s, next generation technologies, most notably Ethernet, emerged to provide the connectivity infrastructure for businesses. This trend began in the head and branch offices of businesses and in the late 1990’s began to extend to the factory, retail stores, restaurants, and many other environments such as medical, traffic control, and building controls. Personal computers and servers began to employ universal serial bus (USB) ports, providing a more convenient way of connecting peripherals than serial port adapters. Also in the late 1990’s, commercial grade USB solutions started to gain acceptance, providing connectivity for devices in point-of-sale systems, kiosks, and ATMs, replacing the serial port adapter in many applications. Digi added the EtherLite product line and its first USB connectivity product line to its portfolio of products in fiscal 1998 with its acquisition of Central Data Corporation (CDC) in July 1998. The EtherLite family of products augmented Digi’s entry into the terminal server market and allowed for the connection of serial port devices to the network, thus replacing the installation of serial port adapters in servers for many applications.

In the 1990’s the semiconductor industry was also advancing rapidly. Complete systems were being built on single integrated circuits (chips). These chips, as part of a box or board product, could be used to build a network interface for virtually any device for which network connectivity was required. Device connectivity has evolved significantly over the past several years, and Digi has focused on providing commercial and industrial-grade solutions to customers in an array of markets including building automation and control, industrial automation, point-of-sale, medical, hospitality, network cameras, information displays and office networking.

Digi launched its “Connectware” strategy in early 2000 and with it addressed the technology changes and developing opportunities in device connectivity. The Company recognized the brand strength that it had established with the DigiBoard product line in many vertical markets, including point-of-sale, industrial automation, and building controls. Digi chose to implement a strategy to leverage the strength of the brand into these and other vertical markets by organically developing or acquiring next-generation connectivity products and technologies that would extend the value of the brand. In October 2000, Digi acquired privately held Inside Out Networks Inc. (Inside Out Networks), a developer and marketer of “out of the box” external data connection technologies that utilize USB. The acquisition provided a comprehensive USB product line. In addition, Digi benefited from Inside Out Networks’ EPIC software, which provides for a seamless transition between legacy software and the latest USB-attached devices. Digi further extended its “Connectware” strategy through its June 2001 acquisition of INXTECH, a French designer and manufacturer of Ethernet connectivity solutions sold under the Xcell technology brand. This acquisition provided technology and market knowledge to accelerate Digi’s introduction of the Digi-One device-server product line. Device servers are intelligent, easy-to-use network devices that convert serial data into network data. Device servers connect small clusters

ITEM 1. BUSINESS (CONTINUED)

COMPANY OVERVIEW (CONTINUED)

(1-4) of serial devices into the network. The device server allows the device to be controlled by a computer located anywhere on the network.

In February 2002, Digi acquired NetSilicon, Inc. (NetSilicon), a developer and marketer of network attached processors and device connectivity software. In addition to providing technology toolkits used by customers to develop their own embedded products, NetSilicon uses its advanced microprocessors and software to also build intelligent, network-enabled solutions for manufacturers, mostly original equipment manufacturers (OEMs). The acquisition of NetSilicon complemented Digi’s “Connectware” strategy by allowing the Company to transition from external connectivity solutions to embedded networking solutions and to incorporate higher levels of networking functionality. NetSilicon began as a supplier of standalone print servers, enabling the sharing of printers by multiple personal computer users on a local area network (LAN). This was accomplished by providing the hardware and software necessary to connect the printer to the network. NetSilicon also recognized the value of providing complete networking solutions as common networking protocols such as Ethernet and the Internet Protocol (IP) emerged. In order to provide a common networking environment, manufacturers need to integrate multiple hardware and software sub-systems with networking functionality. Adding network functionality with components from multiple sources requires the engineering integration of components, including a microprocessor, an Ethernet interface, a real-time operating system, a TCP/IP stack, software drivers, and other complex components, all of which must be integrated to enable full networking functionality. These proprietary solutions have historically not been cost effective and employed rudimentary connectivity that could not routinely be upgraded. NetSilicon addressed these networking issues by developing integrated hardware and software solutions for manufacturers who want to build network-ready products. Their solutions fully integrate network-enabled microprocessors (specialized computer chips), an operating system, networking software, and development tools. The fully integrated chips and software tools (sold under the Net+Works® and Net+Arm® brands) are “embedded” by customers into their intelligent electronic devices, allowing their products to connect to the network. Once connected, these products can be managed, serviced, and accessed from anywhere. The NetSilicon products are designed to provide customers with a fully integrated, easy-to-use, standards-based solution that lowers development risk, accelerates time-to-market, and reduces the total cost of ownership.

Digi continues to develop and provide innovative connectivity solutions to its customers that have a common core technology base. Digi has positioned itself in the growing “Connectware” market of integrated hardware and software connectivity solutions to network-enable the coming generation of intelligent devices. The Digi objective is to allow customers the ability to seamlessly migrate through various connectivity technologies without making major changes to their software applications, thus making device networking easy.

Digi operates in two reportable business segments: Connectivity Solutions and Device Networking Solutions. These segments, along with related geographic information, are more fully described in Note 7 to the Company’s Consolidated Financial Statements. The Connectivity Solutions segment includes multi-port serial adaptors, terminal servers, USB connected products and associated remote device management software which provide connectivity solutions that are external to the devices they support. The Company sells its Connectivity Solutions products globally through distributors, systems integrators, solution providers, direct marketers as well as direct to strategic OEMs, government and commercial partners.

The Device Networking Solutions segment includes external and embedded device servers, integrated microprocessors, networking software and networking modules for printers and copiers which are embedded in the devices themselves. Revenues from this segment are derived primarily from the sale of products to OEM customers which integrate products into larger solutions or systems and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties.

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS

Digi believes it is a worldwide leader in commercial grade device connectivity to networks from multi-port serial control to USB connectivity to embedded networking. The Company entered the solution-on-chip and integrated networking software market with its acquisition of NetSilicon, providing for a broad family of code compatible network microprocessors and integrated software for network enabling devices. The Company’s products are compatible with many PC platforms, including IBM, Hewlett Packard and Sun Microsystems, as well as popular operating systems, such as Microsoft Windows NT/95/2000/XP/2003, Linux and Unix.

The Company has sales offices located throughout North America, Europe and Asia. Digi products are available through approximately 180 distributors in more than 65 countries.

The application markets where these products are most prominently used are point-of-sales systems, industrial automation, medical, hospitality, building automation, network cameras, information displays, and office networking. The Company’s product lines are its multi-port serial adapters, network connected products (device servers and terminal servers), USB connected products and embedded networking microprocessors and networking software.

Multi-Port Serial Adapters

The Company is a market leader in this product category and offers one of the most comprehensive multi-port serial adapter product families. The Company’s products support a wide range of operating systems, port-densities, bus types, expansion options, and applications.

As Ethernet connections extend beyond current applications, the multi-port serial adapter products are expected to gradually transition to network-attached and/or USB-attached devices. The Company has strengthened its product offering to meet customer needs and believes that, although this market is maturing, multi-port serial adapters will continue to be an important product category.

Network Connected Products

The Company’s terminal server and device server product families offer flexible, powerful and easy solutions for providing access to serial devices over Ethernet networks. With a comprehensive offering of one-port through 64-port products, this product family quickly and easily turns a previously isolated device with a serial port into a fully collaborative component of the network. The Company believes that terminal servers and device servers will continue to be an important product category as Ethernet-based serial connections extend beyond their current applications and into new market uses such as building automation, health care, process control and secure console port management on servers, routers, switches, and other network equipment. In 2002, the Company introduced the industry’s first USB over IP concentrator called AnywhereUSB Remote I/O Concentrator. The AnywhereUSB Remote I/O Concentrator is the first remote networking solution to utilize USB-Over-IP™ technology, breaking the traditional five meter distance limitation of USB, to enable the connection of USB devices anywhere on an existing wired or wireless LAN, without a locally attached host PC. In 2003, the Company introduced a line of device server products. This was followed by the Digi Connect family of customizable device servers including the Digi Connect SP. The Digi Connect SP is a customizable external box solution for Ethernet enabling an installed base of devices. Early in 2004, the Company introduced the Digi CM Console Server, extending the Company’s line of console servers with a secure 48-port series of ports. The Company extended the capability later in the year by adding Automatic Device Recognition, intelligent, state-of-the-art technology that automatically identifies attached equipment to the Digi CM remotely. Digi’s CM console servers are compatible with virtually any network equipment with a serial port including Sun, Cisco, IBM, Hewlett Packard, Unix, Linux and Microsoft Windows Server 2003.

ITEM 1. BUSINESS (CONTINUED)

PRODUCTS (CONTINUED)

Universal Serial Bus Connected Products

The Company expanded its product lines with its acquisition of Inside Out Networks in October 2000. The acquisition gave the Company one of the most comprehensive and sophisticated USB product lines in the industry. Furthermore, Inside Out Networks’ pioneering EPIC software provides seamless transition between legacy software/systems and next generation USB attached devices, supporting feature rich hardware and software flow control signaling. This software provides ease of use and integration while protecting technology investments. In 2003, the Company expanded its offering further to include USB based sensor products and support for powered peripherals. In 2004, the Company introduced the USB Plus Series of products including power management capabilities. This product line simplifies system architecture by eliminating the need for power supply bricks for USB connected products.

Embedded Device Networking Products

With the acquisition of NetSilicon in February 2002, the Company entered the embedded system market. NetSilicon designs and manufactures integrated network centric silicon based solutions for manufacturers who want to build intelligence and network connectivity into their products. The platforms integrate high performance microprocessors and advanced networking software to provide fully integrated networking solutions. In 2003, the Company extended its line of embedded networking products to include the Digi Connect™ ME and Digi Connect™ EM, small, embedded network modules ideal for network and web-enabling a device. In 2004, the Company expanded its product offering of the Digi Connect ME co-processor communications modules to include the Digi Connect Wi-ME™ and Digi Connect Wi-EM™ wireless embedded modules that are pin compatible and interchangeable with the Digi Connect wired embedded modules, allowing customers to easily accommodate both wired and wireless functionality in one product design. In 2004, the Company announced the release to full production of the NS9775 and NS9750 microprocessors and the Net+Works® 6.1 development tool and networking software suite. With its high degree of performance and integration, the NS9750 reduces the overall cost of developing networked devices, enabling manufacturers to easily include both their application and device networking functionality into a single processor.

DISTRIBUTION AND PARTNERSHIPS

Significant U.S. distributors include: Ingram Micro, Tech Data Corporation, Arrow Distributing, Avnet/Hallmark, ScanSource and Nu Horizons Electronics Corporation.

Significant Canadian distributors include: EMJ Data Systems, Ingram Micro Canada and Tech Data Canada.

Significant European distributors include: Miel, Westbase Technology, Sphinx Computer, Mitrol, Euroline, Comstor, Stemmer, ESA Opensoft, Dupaco, Atlantik Elektronik, Solid State Supplies, Axess Technology, Reselec AG, Alcom, C-88 AS and Matrix.

Significant Asia Pacific distributors include: Tech Pacific, SC ComTex, Inc., T-Data, DI Systems, Sigma Infocom, Modern Tech, Beijing Enterprise Holding Teletron System Integration Company, Anewtech Singapore, Alpha Electronics and Paltek Corporation.

Significant Latin American distributors include: Ingram Micro Miami, Tech Data Miami, Integral, Integrade and Solutions Box.

ITEM 1. BUSINESS (CONTINUED)

DISTRIBUTION AND PARTNERSHIPS (CONTINUED)

Digi maintains strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications software vendors, operating system suppliers, and computer hardware manufacturers. Key partners include: Microsoft, Citrix Systems, Hewlett Packard, IBM, Motorola, CDW, Dell, Insight, Santa Cruz Operation, Sun Microsystems, Toshiba, Atmel and Green Hills Software. Furthermore, NetSilicon maintains a worldwide network of authorized developers and manufacturing representatives that extends the Company’s marketing and selling reach into certain technology applications or geographical regions.

CUSTOMERS

The Company’s customer base includes many of the world’s largest companies. The Company has strategic sales relationships with leading vendors, allowing them to ship the Company’s board and network products as component parts of their overall networking solutions. These vendors include IBM, NCR, Sun Microsystems, Fujitsu Transaction Solutions (Optimal Robotics), Abbott Labs and Hewlett Packard, among others. Many of the world’s leading telecommunications companies and internet service providers also rely on the Company’s products, including Lucent, AT&T, Sprint, Verizon and Siemens. Through the NetSilicon acquisition, the Company has many of the world’s largest office networking companies on its customer list, including KonicaMinolta, Ricoh, Sharp, Hitachi, Toshiba and Xerox.

One distributor, Tech Data, comprised 15.6%, 15.2% and 13.8% of the Company’s net sales for the years ended September 30, 2004, 2003 and 2002, respectively. Another distributor, Ingram Micro, comprised 9.7%, 11.3% and 14.0% of the Company’s net sales for the years ended September 30, 2004, 2003 and 2002, respectively.

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

The Company believes that it is a global market leader in multi-port serial adapters. As this market continues to mature, the Company will focus on key applications, customers, and markets to manage applications as they transition to other technologies such as Ethernet, USB, and wireless connectivity products. The Company also believes it is a leader in connecting peripheral devices to Ethernet LANs with its terminal server and device server product lines. The Company is an early entrant to the embedded system market and believes that the complementary nature of the NetSilicon device connectivity products, along with a line of embeddable modules, will provide an expanded range of products and technology.

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

ITEM 1. BUSINESS (CONTINUED)

OPERATIONS

The Company’s manufacturing operation procures all parts and performs certain services involved in production. Most of the Company’s product manufacturing is subcontracted to outside firms that specialize in such services. NetSilicon relies on third party foundries for its semiconductor devices. Currently, Atmel Corporation and Toshiba Corporation manufacture the NET + ARM semiconductor devices. The Company believes that this approach is beneficial because the Company can reduce its fixed costs, maintain production flexibility and maximize its profits.

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

During fiscal years 2004, 2003 and 2002, the Company’s research and development expenditures were $17.2 million, $16.0 million and $19.5 million, respectively. Due to rapidly changing technology in the communications technology sector, the Company believes that its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel, rather than upon patent protection. Although the Company may seek patents where appropriate and has certain patent applications pending for proprietary technology, the Company’s proprietary technology or products are generally not patented. The Company relies primarily on the copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company has established common law and registered trademark rights on a family of marks for a number of its products.

As of September 30, 2004, the Company had backlog orders which management believed to be firm in the amount of $7.0 million. All of these orders are expected to be shipped in fiscal 2005. Backlog as of September 30, 2003 was $5.8 million, a $1.4 million decrease from backlog of $7.2 million as of September 30, 2002. Backlog as of any particular date is not necessarily indicative of the Company’s future sales trends.

The Company had 341 employees on September 30, 2004 compared to 358 on September 30, 2003.

DIGI INTERNATIONAL WEBSITE

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company’s website (www.digi.com) under the “About us – Investor Relations” caption or by writing to Digi International, Inc. This information is available free of charge as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission. The Company is not including the information on its website as part of, or incorporating it by reference into, its Form 10-K.

ITEM 2. PROPERTIES

The following table contains a listing of the Company’s current property locations:

			Ownership or
		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date
Minnetonka, MN (Corporate headquarters)	Research and development, sales, sales support, marketing, and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehouse	58,000	Owned

Waltham, MA	Research and development, sales, sales support, marketing, and administration	21,759	September 2007

Austin, TX	Sales, sales support, marketing, and administration	9,294	October 2005

Long Beach, CA	Research & development	3,825	October 2006

Rochester, MN	Research & development	900	April 2005

Naperville, IL	Research & development	3,900	September 2007

Hong Kong, China	Sales, marketing, and administration	3,413	August 2005

Beijing, China	Sales, marketing, and administration	2,074	April 2005

Dortmund, Germany	Sales, sales support, marketing, and administration	65,348	Owned

Kvistgaard, Denmark	Sales	1,113	February 2006

Bristol, United Kingdom	Sales	2,367	February 2007

Paris, France	Sales	1,539	November 2007

Tokyo, Japan	Sales	1,371	November 2005

Management believes that the Company’s facilities are adequate for its needs. The Company is attempting to sell the Dortmund, Germany facility.

ITEM 3. LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers, certain underwriters involved in NetSilicon’s initial public offering (IPO), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this

ITEM 3. LEGAL PROCEEDINGS (CONTINUED)

underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. The Company believes that the claims against the Company are without merit and has defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On July 15, 2002, the Company, along with over 300 other publicly traded companies that had been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. On February 19, 2003, the Court denied the Company’s motion to dismiss.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds, as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement.

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September 2004, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing the Court the information it has requested.

Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance

ITEM 3. LEGAL PROCEEDINGS (CONTINUED)

for such matters that provides for coverage of up to a maximum of $10 million per occurrence. The Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2004, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. The Company believes the insurance claim will be approved based on discussion with representatives of the insurance company. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.

On April 13, 2004, the Company filed a lawsuit against Lantronix Inc. (Lantronix) alleging that certain of Lantronix’s products infringe the Company’s U.S. Patent No. 6,446,192. The Company filed the lawsuit in the U.S. District Court in Minnesota. The lawsuit seeks both monetary and non-monetary relief. On May 3, 2004, Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The lawsuit seeks both monetary and non-monetary relief. The Company believes the impact of these disputes on the business, or consolidated results of operations or financial condition of the Company will not be material.

In the normal course of business, the Company is subject to various claims and litigation, including patent infringement and other intellectual property claims. Management of the Company expects that these various claims and litigation will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of security holders during the quarter ended September 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Listing

The Company’s Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market™ under the symbol “DGII.” On November 22, 2004, the number of holders of the Company’s Common Stock was approximately 7,792, consisting of 241 record holders and approximately 7,551 stockholders whose stock is held by a bank, broker or other nominee.

The number of securities issuable under equity compensation plans and the related weighted-average exercise price is described in Part III, Item 12, Equity Compensation Plan Information.

High and low sale prices for each quarter during the years ended September 30, 2004 and 2003, as reported on the Nasdaq Stock Market, were as follows:

Stock Prices

2004	First	Second	Third	Fourth
High	$9.70	$12.33	$10.85	$12.18
Low	$6.61	$9.26	$8.56	$9.89

2003	First	Second	Third	Fourth
High	$3.55	$3.75	$6.26	$7.47
Low	$1.60	$2.50	$3.15	$5.36

Dividend Policy

The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.

The Company does not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.

Issuer Repurchases of Equity Securities

The Company did not repurchase any of its equity securities in the quarter ended September 30, 2004.

ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS EXCEPT PER COMMON SHARE AMOUNTS AND NUMBER OF EMPLOYEES)

For the fiscal years ended September 30	2004	2003	2002	2001	2000
Net sales	$111,226	$102,926	$101,536	$130,405	$132,525
Gross profit	67,783	61,346	55,524	64,212	69,653
Sales, marketing, general and administrative	38,843	40,258	48,364	46,968	45,781
Research and development	17,159	15,968	19,530	18,335	20,175
Impairment loss	—	—	—	—	(26,146)
Restructuring	—	(600)	2,696	1,121	1,382
In-process research and development	—	—	3,100	—	—
Loss on sale of MiLAN assets	—	—	3,617	—	—
Gain from forgiveness of grant payable	—	553	1,068	—	—
AetherWorks Corporation note recovery	—	—	—	—	8,000
Operating income (loss)	11,781	6,273	(20,715)	(2,212)	(31,831)
Income (loss) before cumulative effect of accounting change	8,663	6,592	(12,785)	119	(16,825)
Cumulative effect of accounting change	—	(43,866)	—	(1,902)	—
Net income (loss)	8,663	(37,274)	(12,785)	(1,783)	(16,825)
Net income (loss) per common share, basic:
Before cumulative effect of accounting change	0.41	0.31	(0.65)	—	(1.12)
Cumulative effect of accounting change	—	(2.08)	—	(0.12)	—

Net income (loss) per common share	0.41	(1.77)	(0.65)	(0.12)	(1.12)
Net income (loss) per common share, diluted
Before cumulative effect of accounting change	0.39	0.31	(0.65)	—	(1.12)
Cumulative effect of accounting change	—	(2.07)	—	(0.12)	—

Net income (loss) per common share	0.39	(1.76)	(0.65)	(0.12)	(1.12)
Working capital	82,090	57,793	62,662	74,233	78,085
Total assets	150,465	132,540	180,828	139,453	142,922
Long-term debt	—	—	4,989	5,499	7,081
Stockholders’ equity	127,079	105,863	151,180	112,917	113,459
Book value per share	5.83	5.23	6.80	7.39	7.45
Number of employees	341	358	407	425	525

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

The communications technology sector is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company’s future success will depend on its ability to enhance its existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of its products over competing products. Failure by the Company to modify its products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause the Company to lose market share and cause its revenues to decline.

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

The Company intends to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2004, 2003, and 2002, the Company’s research and development expenses comprised 15.4%, 15.5%, and 19.2%, respectively, of total net sales. If the Company is unable to develop new products as a result of its research and development efforts, or if the products the Company develops are not successful, its business could be harmed. Even if the Company develops new products that are accepted by its target markets, the net revenues from these products may not be sufficient to justify its investment in research and development.

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

Certain of the Company’s products that generate a substantial amount of its revenue are sold into mature markets, which could limit the Company’s ability to continue to generate revenue from these products.

Certain of the Company’s products provide asynchronous and synchronous data transmissions via add-on cards. The market for add-on asynchronous and synchronous data communications cards is mature. Furthermore, certain applications of the Company’s embedded network interface cards are also considered mature. Asynchronous, synchronous, and network interface cards currently generate approximately 47% of the Company’s revenues. As the overall market for these products decreases due to the adoption of new technologies, the Company expects that its revenues from these products will continue to decline. As a result, the Company’s future prospects depend in large part on its ability to acquire or develop and successfully market additional products that address growth markets.

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

The Company’s semiconductor products provide networking capabilities for intelligent, network-enabled devices and other embedded systems. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, the Company may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions.

Loss of one or more of the Company’s key customers could have an adverse effect on the Company’s revenues.

Tech Data and Ingram Micro, distributors, comprised 15.6% and 9.7% of net sales, respectively, during the fiscal year ended 2004. During fiscal 2003 and 2002 these two distributors comprised more than 10% of net sales: Tech Data at 15.2%, and 13.8%, respectively, and Ingram Micro at 11.3%, and 14.0%, respectively. The Company’s sales are primarily made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing the Company’s products at any time without penalty. The decision of any key customer to cease using the Company’s products or a material decline in the number of units purchased by a significant customer could have a material adverse effect on the Company’s revenues.

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

In the fiscal years ended September 30, 2004, 2003, and 2002, net sales to customers outside the United States were approximately 44.2%, 35.5%, and 31.5%, respectively, of total net sales.

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

Unanticipated changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, the Company may be subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the potential outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an effect on the Company’s operating results and financial condition.

If material weaknesses in the adequacy of the Company’s internal controls over financial reporting are identified and reported as a result of the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 investors could lose confidence in the reliability of the Company’s financial statements.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. The Company was not subject to these requirements for the fiscal year ended September 30, 2004. The Company is currently performing a readiness assessment in preparation for its first Section 404 reporting requirement which will be effective for fiscal year 2005. This report is required to contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing the Company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as well as the operating effectiveness of the Company’s internal controls. While the Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that the Company will not comply with all of the requirements imposed by Section 404. If the Company fails to have an effectively designed and operating system of internal control, it will be unable to comply with the requirements of Section 404 in a timely manner. If the Company does not effectively complete its assessment or if its internal controls are not designed or operating effectively, its independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal control or may issue a qualified opinion on the effectiveness of the company’s internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements.

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

The Company will continue to consider acquisitions of complementary businesses, products or technologies. In the event of any future purchases, the Company could issue stock that would dilute the Company’s current stockholders’ percentage ownership; incur debt; assume liabilities; or incur large and immediate write-offs.

The Company’s operation of any acquired business may also involve numerous risks, including:

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

OVERVIEW

Digi operates in the communications technology sector, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. Digi places a high priority on development of innovative products that provide differentiated features and functions and allow for ease of integration with customers’ applications. During fiscal 2004, Digi developed and released many innovative new products while improving execution of the Company’s sales and marketing activities. Digi also placed a high priority on improving the Company’s total operating expense (excluding acquisition-related amortization expense) to net sales ratio and focused on containing expenses in all of the Company’s functional areas. Innovative new product introduction, together with improved execution in sales and marketing and a cost containment focus throughout the Company, created a strong increase in operating income before acquisition-related amortization for Digi in fiscal 2004 compared to prior fiscal years.

The tables below provide total operating expense (excluding acquisition-related amortization expense) as a percent of net sales and operating income before acquisition-related amortization as a percent of net sales for the past three fiscal years (in thousands):

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

	Year Ended September 30,
	2004		2003		2002
		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales
Operating expenses, excluding amortization	$50,779	45.6%	$49,137	47.7%	$69,361	68.3%
Amortization of acquisition-related identifiable intangible assets	5,223	4.7	6,489	6.3	7,946	7.8

Total operating expenses	$56,002	50.3%	$55,626	54.0%	$77,307	76.1%

	Year Ended September 30,
	2004		2003		2002
		% of Net		% of Net		% of Net
	Amount	Sales	Amount	Sales	Amount	Sales
Operating income (loss) before amortization	$17,004	15.3%	$12,762	12.4%	$(12,769)	(12.6)%
Amortization of acquisition-related identifiable intangible assets	5,223	4.7	6,489	6.3	7,946	7.8

Total operating income (loss)	$11,781	10.6%	$6,273	6.1%	$(20,715)	(20.4)%

The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment (see Note 7 to the Company’s Consolidated Financial Statements.) The Connectivity Solutions segment includes products that are mature and are in flat to declining markets as well as products that have recently been introduced and are in growing markets. Declining sales of products in the mature product lines within this segment were offset by increasing sales of growth products in this segment, resulting in slightly increasing sales levels in fiscal 2004 compared to fiscal 2003. A decline in demand in the communications technology sector as a result of the slower economy as well as a decline in mature product sales resulted in a decline in Connectivity Solutions sales in fiscal 2003 compared to fiscal 2002. Improved margins and lower operating expenses resulted in an increase in Connectivity Solutions segment operating income during fiscal 2004 compared to fiscal 2003 and fiscal 2003 compared to fiscal 2002. The Company’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from mature products and applications to other newer technologies.

The Company expects continued long-term growth in the Device Networking Solutions segment. Net sales in the Device Networking Solutions segment increased during the three year period ended September 30, 2004. Higher revenue and lower operating costs offset a decline in gross profit margins resulting in a decrease in operating loss during fiscal 2004 compared to fiscal 2003. Higher revenue, lower operating costs and an increase in gross profit margins resulted in a decrease in operating loss during fiscal 2003 compared to fiscal 2002. The Company believes the complementary nature of the NetSilicon device connectivity products, along with a line of embeddable modules and controllers, will provide an expanded range of products and technology in the future and will allow customers to migrate from an external box to a board or module and eventually to a fully integrated chip without making major changes to their software platforms.

The Company intends to continue to extend its current product lines with next generation commercial grade device networking products and technologies targeted for selected vertical markets, such as point of sale, industrial automation, office automation, and building controls. The Company believes that there is a market trend of device connectivity in vertical commercial applications that will require communications intelligence

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

or connectivity to the network or the internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. The Company believes that it is well positioned to leverage its current products and technologies to take advantage of this market trend.

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information from the Company’s Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

	Year ended September 30,			2004 Compared	2003 Compared
	2004	2003	2002	to 2003	to 2002
Net sales	100.0%	100.0%	100.0%	8.1%	1.4%
Cost of sales	39.1	40.4	45.3	4.5	(9.6)

Gross profit	60.9	59.6	54.7	10.5	10.5
Operating expenses:
Sales and marketing	23.0	24.0	28.4	3.3	(14.1)
Research and development	15.4	15.5	19.2	7.5	(18.2)
General and administrative	7.2	8.8	11.4	(10.8)	(22.1)
Intangibles amortization (1)	4.7	6.3	7.8	(19.5)	(18.4)
Restructuring	—	(0.6)	2.6	N/M	(122.2)
In-process research and development	—	—	3.1	—	N/M
Loss on sale of MiLAN assets	—	—	3.6	—	N/M

Total operating expenses	50.3	54.0	76.1	0.7	(28.0)
Gain from forgiveness of grant payable	—	0.5	1.0	N/M	(48.2)

Operating income (loss)	10.6	6.1	(20.4)	87.8	130.3
Other income, net	0.3	0.3	1.2	24.9	(76.4)

Income (loss) before income taxes and cumulative effect of accounting change	10.9	6.4	(19.2)	85.0	133.8
Income tax provision (benefit)	3.1	—	(6.6)	N/M	N/M

Income (loss) before cumulative effect of accounting change	7.8	6.4	(12.6)	31.4	151.6
Cumulative effect of accounting change	—	(42.6)	—	N/M	N/M

Net income (loss)	7.8%	(36.2)%	(12.6)%	123.2%	(191.5)%

(1)     Intangibles amortization is defined as acquisition-related amortization of identifiable intangible assets and is included in general and administrative expenses in the Consolidated Statements of Operations.
“N/M” means not meaningful.

NET SALES

Net sales were $111.2 million in fiscal 2004 compared to $102.9 million in fiscal 2003. The communications technology sector stabilized in fiscal 2004 and Digi improved its competitive position with many new product introductions and enhancements in both of its business segments that produced an increase in net sales of $8.3 million, or 8.1% compared to fiscal 2003. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

and availability. As the customer and product mix has changed, the Company has experienced a reduction in the average selling price of its products. Volume fluctuations, in addition to customer and product mix changes, are the primary reasons for changes in net sales. Fluctuation in foreign currency rates compared to the prior year’s rates had a favorable impact on net sales of $1.7 million and $2.4 million in fiscal 2004 and 2003, respectively. The $8.3 million or 8.1% increase in net sales from 2003 to 2004 and the $1.4 million or 1.4% increase in net sales from 2002 to 2003 occurred within the Company’s reportable business segments as displayed below.

The following table sets forth revenue by segment:

				% of Net Sales
($ in millions)	2004	2003	2002	2004	2003	2002
Connectivity Solutions (1)	$73.5	$72.1	$83.6	66.1%	70.1%	82.4%
Device Networking Solutions (2)	37.7	30.8	17.9	33.9%	29.9%	17.6%

Total	$111.2	$102.9	$101.5	100.0%	100.0%	100.0%

(1)	The Company sold its MiLAN Technology division on March 25, 2002. MiLAN net sales included in Connectivity Solutions were $5.9 million for the fiscal year ended September 30, 2002.

(2)	The Company acquired NetSilicon on February 13, 2002. Fiscal 2002 includes NetSilicon net sales for 7 ½ months.

Digi continues to enhance its channel strategy including employing additional channel partners and releasing product line enhancements. Connectivity Solutions net sales were $1.4 million higher in fiscal 2004 compared to fiscal 2003 due to an increase in growth products within this segment. Growth products within this segment are comprised of USB and terminal server products. Mature products within this segment include Integrated Services Digital Network (ISDN), Remote Access Server (RAS), synchronous products and asynchronous products. Net sales of mature products remained relatively flat between fiscal 2004 and fiscal 2003. Device Networking Solutions net sales increased $6.9 million in fiscal 2004 compared to fiscal 2003. The increase is mainly due to improved channel execution, continued market penetration of the device server product line, the introduction of new products and new customers reaching production.

A decline in demand in the communications technology sector, as a result of the slower economy, impacted the Company’s net sales in 2003. Connectivity Solutions net sales were $11.5 million lower in 2003 compared to 2002 primarily due to a decline in net sales of mature products within this segment and the sale of the MiLAN business to Communications Systems, Inc. (CSI). Net sales of the Company’s mature products declined $5.6 million in 2003 relative to 2002, due to the phase out of certain products within this segment resulting from market maturity. Net sales by the MiLAN business, which the Company sold on March 25, 2002, were $5.9 million for the first two quarters of fiscal 2002. Net sales of the Company’s Device Networking Solutions increased $12.9 million in 2003 relative to 2002. This increase was primarily due to NetSilicon product sales being included in the Company’s operating results for all of fiscal 2003 compared to 7 1/2 months of fiscal 2002.

The Company’s revenue is generated from these distribution channels: OEMs, distributors, and direct. The following tables present the Company’s revenue by channel and by geographic location of the customers, as displayed by reporting segment:

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

				% of Net Sales
($ in millions)	2004	2003	2002	2004	2003	2002
Total OEM Channel
Connectivity Solutions	$13.7	$14.2	$16.9	12.3%	13.8%	16.7%
Device Networking Solutions	29.3	25.2	14.7	26.3%	24.5%	14.4%

Total OEM Channel	$43.0	$39.4	$31.6	38.6%	38.3%	31.1%
Total Distribution Channel
Connectivity Solutions	$50.0	$47.8	$55.2	45.0%	46.5%	54.4%
Device Networking Solutions	6.4	4.4	2.7	5.8%	4.2%	2.7%

Total Distribution Channel	$56.4	$52.2	$57.9	50.8%	50.7%	57.1%
Total Direct Channel
Connectivity Solutions	$9.8	$10.1	$11.5	8.8%	9.8%	11.3%
Device Networking Solutions	2.0	1.2	0.5	1.8%	1.2%	0.5%

Total Direct Channel	$11.8	$11.3	$12.0	10.6%	11.0%	11.8%
Total Company
Connectivity Solutions	$73.5	$72.1	$83.6	66.1%	70.1%	82.4%
Device Networking Solutions	37.7	30.8	17.9	33.9%	29.9%	17.6%

Total Company	$111.2	$102.9	$101.5	100.0%	100.0%	100.0%

The increase in OEM channel net sales during the last three fiscal years was primarily due to the Company’s entrance into the device networking market through the acquisition of NetSilicon. The majority of NetSilicon’s customers are OEMs. The decline in Connectivity Solutions net sales within the OEM channel during the last three fiscal years was related to a continued decline in demand in the communications technology sector associated with the decline in certain mature markets. The increase in Device Networking Solutions net sales within the OEM channel was due to the expansion of product offerings.

The increase in distribution channel net sales in fiscal 2004 was related to enhancements in the Company’s channel strategy including employing additional channel partners and releasing product line enhancements.

				% of Net Sales
($ in millions)	2004	2003	2002	2004	2003	2002
Total International
Connectivity Solutions	$23.6	$24.0	$26.4	21.2%	23.4%	26.1%
Device Networking Solutions	25.6	12.5	5.5	23.0%	12.1%	5.4%

Total International	$49.2	$36.5	$31.9	44.2%	35.5%	31.5%
Total Domestic
Connectivity Solutions	$49.9	$48.1	$57.2	44.9%	46.7%	56.3%
Device Networking Solutions	12.1	18.3	12.4	10.9%	17.8%	12.2%

Total Domestic	$62.0	$66.4	$69.6	55.8%	64.5%	68.5%
Total Company
Connectivity Solutions	$73.5	$72.1	$83.6	66.1%	70.1%	82.4%
Device Networking Solutions	37.7	30.8	17.9	33.9%	29.9%	17.6%

Total Company	$111.2	$102.9	$101.5	100.0%	100.0%	100.0%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The increase in international Device Networking Solutions net sales between fiscal 2004 and fiscal 2003 was primarily due to the Company’s focus on expansion in the Asia Pacific market.

GROSS PROFIT

Gross profit margin for 2004 was 60.9% compared to 59.6% in 2003. The increase in gross profit margin was primarily due to higher margins in both new and legacy products in the Connectivity Solutions segment and by raw material cost savings across all product lines, in addition to operating and inventory efficiencies.

Gross profit margin in 2003 was 59.6% compared to 54.7% in 2002. The increase in gross profit margin was primarily due to the introduction of new device networking connectivity products and continuing strength in higher margin legacy products. Software licenses, royalties, fees associated with technical support, training, professional and engineering services contributed $2.2 million to gross profit or 0.9% as a percent of sales in 2003 compared to a contribution of $1.3 million to gross profit or 0.6% as a percent of sales in 2002. The acquisition of NetSilicon and sale of the MiLAN business also contributed to the increase in gross profit because Device Networking Solutions products generally have higher gross profit than LAN connectivity products. Fiscal year 2002 gross profit included inventory write-downs related to restructuring of $0.4 million and acquisition related expenses of $0.7 million which reduced the Company’s gross profit by 1.1% as a percent of sales.

OPERATING EXPENSES

2004 Compared to 2003

Operating expenses were $56.0 million in 2004, an increase of $0.4 million, or 0.7%, compared to operating expenses of $55.6 million in 2003. Operating expenses for 2003 were reduced due to a $0.6 million change in estimate related to the restructuring charge recorded during 2002 primarily due to the renegotiation and settlement of certain previously established severance obligations including related legal fees.

Sales and marketing expenses were $25.6 million in 2004, an increase of $0.9 million compared to sales and marketing expenses of $24.7 million in 2003. The increase was primarily due to increased commission expense resulting from increased sales. The strengthening of the Euro against the U.S. dollar also unfavorably impacted sales and marketing expense by $0.4 million in fiscal 2004 compared to fiscal 2003.

Research and development expenses were $17.2 million in 2004, an increase of $1.2 million compared to research and development expenses of $16.0 million in 2003. The Company continued to focus its research and development activities in fiscal 2004 on the development of its Device Networking Solutions segment, which includes the device server and NetSilicon product lines, as well as the USB and terminal server product lines within the Connectivity Solutions segment. Research and development expense increased between fiscal 2004 and fiscal 2003 primarily due to increased compensation costs related to an increase in personnel required to support the development of remote device management technology.

General and administrative expenses decreased $2.2 million from $15.5 million in 2003 to $13.3 million in 2004. As a result of certain purchased technology becoming fully amortized during the third quarter of fiscal 2003, amortization expense declined $1.3 million. A reduction in legal expense also contributed to the reduction in general and administrative expense between fiscal 2004 and fiscal 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED

2003 Compared to 2002

Operating expenses were $55.6 million in 2003, a decrease of $21.7 million, or 28.0%, compared to operating expenses of $77.3 million in 2002. Included in 2002 operating expenses was a loss on sale of the MiLAN Technology division of $3.6 million, a charge for in-process research and development costs of $3.1 million in connection with the acquisition of NetSilicon, Inc., and a $2.7 million restructuring charge that was recorded in the fourth quarter of 2002. Operating expenses in 2003 were reduced by a $0.6 million change in estimate related to the restructuring charge recorded during 2002 primarily due to the renegotiation and settlement of certain previously established severance obligations including related legal fees. NetSilicon, acquired in February 2002, added incremental operating expenses of $5.1 million that were offset by decreased operating expenses of $5.1 million as a result of the sale of MiLAN in March 2002. Total operating expenses decreased by $6.7 million in 2003 due to compensation related savings realized from the restructuring plan executed in the fourth quarter of 2002. As a result of the adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (FAS 142) on October 1, 2002, the Company ceased the amortization of goodwill, resulting in a decrease in amortization expense of $2.3 million in 2003 relative to 2002, partially offset by additional amortization of identifiable intangible assets of $0.9 million in 2003 primarily due to the acquisition of NetSilicon. Additionally, operating expenses declined by $3.6 million in 2003 relative to 2002 due to continuing general cost containment measures, largely related to tighter spending guidelines implemented by the Company related to discretionary spending.

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

The $2.7 million restructuring charge recorded in fiscal 2002 was the result of a workforce reduction of 20%, or 88 employees. The restructuring charge consisted of severance and termination costs, lease cancellation fees, and office closing expenses. The Company anticipated annual cost savings of approximately $7.2 million to result from this restructuring. During fiscal 2003, the Company realized compensation related savings of $6.7 million as a result of this restructuring plan. The restructuring was completed in the second quarter of fiscal 2004 as certain automobile and building lease payments were scheduled to be paid through that date (see Note 6 to the Company’s Consolidated Financial Statements).

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

At the time of acquisition, NetSilicon had two development projects in process, the Net + 20 microprocessor (subsequently renamed the 7520 microprocessor) and the Net + OS v. 5.0 software suite. The Company was uncertain whether the technology being developed could become commercially viable. The Company used the income valuation approach to determine that an estimated $3.1 million of the purchase price represented the fair value of purchased in-process research and development related to the 7520 chip and the Net + OS v. 5.0 software platform that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a nonrecurring, non-tax-deductible charge upon consummation of the acquisition.

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

Net + OS v. 5.0 was released to production in November 2002. In September 2003, the Company released the next version of this product, the Net + OS v. 6.0. The Company anticipates that the projected revenue from the Net + OS v. 5.0 and its successor product, the Net + OS v. 6.0, will be in line with original projections. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN division for $8.1 million, resulting in a pre tax loss of $3.6 million ($3.1 million net of taxes). Included in the net loss on this transaction is $0.9 million of severance costs related to certain former employees of MiLAN.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GAIN FROM FORGIVENESS OF GRANT PAYABLE

In connection with the acquisition of ITK International, Inc. (ITK) in July 1998, the Company assumed a $1.5 million liability for an investment grant, payable to the German government, related to construction of the ITK facility in Dortmund, Germany. The investment grant would be forgiven if the Company remained in the building through August 30, 2003. During fiscal 2002, the Company reversed the portion of the investment grant payable ($1.1 million) and the related accrued interest payable ($0.5 million) that was forgiven as a result of remaining in the building through September 30, 2002. During 2003, the Company recognized a $0.6 million gain from the forgiveness of the investment grant payable as the remaining grant payable was forgiven as a result of the Company remaining in the building through August 2003 (see Note 3 to the Company’s Consolidated Financial Statements).

OTHER INCOME (EXPENSE)

Other income was $0.4 million in fiscal 2004 compared to $0.3 million in fiscal 2003. The Company realized interest income on marketable securities and cash and cash equivalents of $0.9 million in both fiscal 2004 and fiscal 2003. Higher average cash and marketable securities balances in fiscal 2004 compared to fiscal 2003 offset the impact of lower average interest rates during comparable periods. The Company paid off all outstanding debt in January 2004 resulting in a $0.5 million decrease in interest expense between years. Other expense was $0.5 million in fiscal 2004 compared to $0.1 million in fiscal 2003. Other expense in fiscal 2003 was partially offset by $0.3 million of income received from the sale of non-core intellectual property.

Other income was $0.3 million in fiscal 2003 compared to $1.3 million in fiscal 2002, a decrease of $1.0 million. The decrease is primarily due to a decline in interest income on marketable securities and cash and cash equivalents of $0.5 million as a result of lower average interest rates during comparable periods. Interest expense on outstanding debt was $0.5 million in fiscal 2003 compared to $0.4 million in fiscal 2002. Other expense was $0.1 million in fiscal 2003 compared to other income of $0.3 million in fiscal 2002.

INCOME TAXES

Income taxes have been provided for at an annual effective rate of 28.7% in fiscal 2004 compared to (0.3%) in fiscal 2003. The effective tax rate of 28.7% in fiscal 2004 is lower than the U.S. statutory rate of 35.0% primarily due to utilization of income tax credits and an exclusion for extraterritorial income.

The negative effective rate in fiscal 2003 is due to the reversal of the valuation allowance associated with the German net operating loss carryforwards based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that was expected to be utilized by the Company during the year ended September 30, 2003 was accounted for by reducing the effective income tax rate. The portion of the valuation allowance related to the German net operating loss carryforwards that were expected to be utilized by the Company during periods subsequent to September 30, 2003 was accounted for as a discrete event and resulted in an income tax benefit of $1.4 million being recorded during fiscal 2003. The effective rate for fiscal 2003, adjusted for the $1.4 million discrete event, is 21.2%. The tax provision for 2003, adjusted for the $1.4 million discrete event, is recorded at a rate less than the U.S. statutory rate primarily due to an exclusion for extraterritorial income of $0.6 million, utilization of income tax credits of $0.2 million, and the effect of an increase in acquired deferred tax assets resulting from available NetSilicon net operating losses of $0.4 million.

The Company recorded a $6.7 million income tax benefit in 2002, on a loss before income tax benefit of $19.5 million. The tax benefit for 2002 was recorded at a rate approximately equal to the U.S. statutory rate. This rate

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES (CONTINUED)

was increased, as a result of non-deductible goodwill associated with the loss on sale of the MiLAN assets and non-deductible in-process research and development associated with the acquisition of NetSilicon. The rate was reduced by the exclusion of non-taxable foreign source income.

As of September 30, 2004, the Company had domestic federal net operating loss carryforwards and tax credit carryforwards of approximately $13.8 million and $2.4 million, respectively, which expire at various dates through 2024. Federal domestic net operating loss carryforwards and tax credit carryforwards were approximately $22.0 million and $1.8 million, respectively, as of September 30, 2003 and federal domestic net operating loss carryforwards and tax credit carryforwards were approximately $23.0 million and $1.4 million as of September 30, 2002. All of the $13.8 million of net operating loss carryforwards and approximately $0.7 million of tax credit carryforwards relate to the NetSilicon acquisition and are subject to annual use limitations of $2.8 million, in accordance with provisions of the Internal Revenue Code.

The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (FAS 109). The Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2004. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

The Company completed a review of certain of its prior fiscal years with the U.S. Internal Revenue Service in the first quarter of fiscal 2005. The Company signed a settlement agreement, Form 870 — Waiver of Restrictions on Assessment and Collection of Deficiency in Tax and Acceptance of Overassessment, on November 2, 2004. As a result of the settlement agreement associated with this review, which is subject to final approval by the Congressional Joint Committee of Taxation, the Company anticipates that a reversal of approximately $5.5 million of previously established income tax reserves may be recorded during fiscal 2005. Upon approval the reversal of these reserves will be accounted for as a discrete event and will result in an income tax benefit of approximately $5.5 million. The timing and amount of the reversal are uncertain. The Company cannot provide any assurance that such approval by the Congressional Joint Committee of Taxation will occur. The Company has paid $3.2 million in the first quarter of fiscal 2005 as part of the settlement agreement.

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS AND RELATED CHANGE IN ACCOUNTING PRINCIPLE

As discussed more fully in Note 5 to the Company’s Consolidated Financial Statements, the Company adopted the provisions of FAS 142 as of October 1, 2002 at which time it was determined that there was a total goodwill impairment of $43.9 million. The Company recorded this charge in the first quarter of fiscal 2003. The charge was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38.4 million and goodwill related to the CDC and INXTECH acquisitions of $3.5 million and $2.0 million, respectively. The impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS AND RELATED CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

The Company performed its annual goodwill impairment assessment for its two reporting units that have goodwill, NetSilicon and Inside Out Networks, as of June 30, 2004 and 2003. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $5.8 million, which is included in the assets of the NetSilicon and Inside Out Networks reporting units, remains on the Company’s balance sheet as of September 30, 2004.

INFLATION

Management believes inflation has not had a material effect on the Company’s operations or on its financial position.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At September 30, 2004, the Company had cash, cash equivalents and marketable securities, including long-term marketable securities, of $81.7 million compared to $57.6 million at September 30, 2003. The Company’s working capital increased $24.3 million to $82.1 million at September 30, 2004, compared to $57.8 million at September 30, 2003. Working capital decreased $4.9 million in fiscal 2003 from $62.7 million at September 30, 2002 to $57.8 million at September 30, 2003.

Net cash provided by operating activities was $19.3 million during fiscal 2004 compared to net cash provided by operating activities of $15.8 million during fiscal 2003. Fiscal 2004 net income of $8.7 million along with non-cash charges including depreciation and amortization expense of $8.6 million and a $2.3 million tax benefit related to stock options exercises were the primary factors that resulted in net cash provided by operating activities of $19.3 million. Net cash provided by operating activities totaled $15.8 million during fiscal 2003 compared to $10.3 million during fiscal 2002. Non-cash charges including a goodwill impairment charge of $43.9 million, depreciation and amortization expense of $10.3 million and a provision for inventory obsolescence of $1.2 million reduced the effect of the fiscal 2003 net loss of $37.3 million. Non-cash charges including depreciation and amortization expense of $11.6 million, loss on sale of MiLAN assets of $3.6 million, a charge for acquired in-process research and development of $3.1 million, a restructuring accrual of $2.5 million and a provision for inventory obsolescence of $1.6 million reduced the effect of the fiscal 2002 net loss of $12.8 million. Partially offsetting the impact of these non-cash charges is a one time, non-cash gain of $1.1 million resulting from forgiveness of the investment grant payable in the third quarter of fiscal 2002 (see Note 3 of the Company’s Consolidated Financial Statements).

Investing activities consisted of net purchases of marketable securities of $21.7 million and $15.7 million in 2004 and 2003, respectively, and net redemptions of marketable securities of $1.1 million in 2002. Purchases of property, equipment, improvements and certain other identifiable intangible assets were $1.3 million, $1.7 million and $1.3 million in 2004, 2003 and 2002, respectively. The Company also used $2.0 million in 2004

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

for contingent purchase price payments related to the Inside Out Networks acquisition in comparison to the use of $2.0 million and $2.9 million in 2003 and 2002, respectively, for contingent purchase price payments related to the Inside Out Networks and INXTECH acquisitions. In 2002, the Company also used $10.4 million of cash for the acquisition of NetSilicon (see Note 2 of the Company’s Consolidated Financial Statements). Proceeds from the sale of MiLAN assets were $8.1 million in fiscal 2002 (see Note 4 of the Company’s Consolidated Financial Statements).

Financing activities consisted of payments on short-term borrowing, line of credit and debt obligations totaling $2.1 million, $6.8 million and $2.5 million for 2004, 2003 and 2002, respectively. During fiscal 2003, the Company elected to pay the remaining $5.8 million of long-term debt obligations originally scheduled to be paid in semi-annual principal installments through December 30, 2017. These payments in 2003 were partially offset by borrowing under a new short-term borrowing agreement with Sparkasse Dortmund in the amount of $2.0 million. This borrowing bore interest at a fixed rate of 3.64% and payment was made in full in January 2004. Cash received from the exercise of employee stock options and employee stock purchase plan transactions was $9.3 million, $0.9 million and $0.7 million in 2004, 2003 and 2002, respectively. During fiscal year 2003, the Company used $8.6 million to repurchase 2,324,683 shares of its common stock from Sorrento Networks Corporation.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for debt and/or equity financing will be sufficient to fund current and future business operations.

The following summarizes the Company’s contractual obligations at September 30, 2004 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter
Operating leases	$2,779	$1,355	$1,409	$15	$—

Total contractual obligations	$2,779	$1,355	$1,409	$15	$—

The lease obligations summarized above relate to various operating lease agreements for office space and equipment and have not been reduced by minimum sublease rentals of $0.2 million due in the future under noncancellable subleases. All purchase price payments to the former shareholders of Inside Out Networks that were contingent upon achieving certain revenue and operating income targets have been made and no further contingent payments remain at September 30, 2004.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

During 2004, the Company had approximately $49.2 million of net sales related to foreign customers including export sales, of which $15.8 million was denominated in foreign currency, predominantly the Euro. During 2003 and 2002, the Company had approximately $36.5 million and $31.9 million, respectively, of net sales to foreign customers including export sales, of which $12.0 million and $12.8 million, respectively were denominated in foreign currency, predominately the Euro. In future periods, a significant portion of sales will continue to be made in Euros.

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

REVENUE RECOGNITION

The Company’s revenues are derived primarily from the sale of products to its distributors and OEM customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training professional and engineering services, and royalties. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs, distributors and other strategic end user customers. Sales to authorized domestic distributors and OEMs are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. In the event that the Company cannot reasonably estimate future returns associated with a particular sale, revenue is deferred and recognized when the product is received by the end user customer. In fiscal 2004, distributor revenue recognized upon receipt of product by the end user customer represented 1.3% of net sales. There was no revenue recognized upon receipt of product in fiscal 2003 or fiscal 2002. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $2.0 million at September 30, 2004 compared to $2.5 million at September 30, 2003.

The Company offers rebates to authorized domestic distributors. The rebates are incurred based on the level of sales the respective distributors make to end user customers and are charged to operations as a reduction in revenue in the same period as the corresponding sales.

The Company also generates revenue from the sale of software and licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 2.6% of net sales in fiscal 2004, 2.1% of net sales in fiscal 2003, and 1.3% of net sales in fiscal 2002. These non-product arrangements often contain multiple elements. The Company recognizes revenue related to multiple element arrangements in accordance with Statement of Position (SOP) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4 “Deferral of the Effective Date of Certain Provisions of SOP No. 97-2” resulting in the allocation of revenue to the various elements within the arrangement based upon vendor-specific objective evidence of fair value as determined by the price charged for each element when sold separately. The Company’s software development tools and developments boards often include multiple elements — hardware, software and licenses, post-contract customer support, limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for these arrangements is recognized in accordance with SOP 97-2 as amended by SOP 98-4. Nonrecurring engineering services are a type of multiple element arrangement described in SOP No. 97-2 as amended by SOP 98-4. However, as these contracts often involve product customization, they generally do not meet the criteria for separate accounting and thus the related revenue is recognized using contract accounting and the guidance provided by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized, when no volume purchase agreement (VPA) is in place, upon completion of the contract or percentage-of-completion method. Contract completion is often accompanied by delivery of a final product version and acceptance by the customer. The percentage-of-completion method is based on the ratio of actual labor hours incurred to total estimated labor hours for the individual contract. When a VPA is in place, revenue is recognized systematically/ratably with each unit sale under the VPA. The nonrecurring engineering fee is considered to be integrated with the per-unit sale of the product under the VPA. The Company defers revenues from nonrecurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery cannot be accurately estimated. Revenue from post-contract customer support obligations is deferred and

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position. As of September 30, 2004 the allowance for doubtful accounts was $1.0 million, consistent with the balance at September 30, 2003.

INVENTORY

Inventories are stated at the lower of cost or fair market value, with cost determined on the first-in, first-out method. Fair value for raw materials is based on replacement cost and for other inventory classifications based on net realizable value. The Company reduces the carrying value of its inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for the net realizable value of inventories. As of September 30, 2004 the reserve for excess and obsolete inventory was $2.4 million compared to $4.0 million at September 30, 2003.

IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is not amortized. However, in accordance with FAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

In accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) identifiable intangible assets are reviewed at least annually for impairment, or whenever events

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

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

The Company last performed its annual goodwill impairment assessment for its two reporting units that have goodwill, NetSilicon and Inside Out Networks, as of June 30, 2004. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $5.8 million remains on the Company’s balance sheet as of September 30, 2004. (See Note 5 to the Company’s Consolidated Financial Statements).

INCOME TAXES

Deferred tax assets and liabilities are recorded based on FAS 109. The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined. The Company has determined that a valuation allowance is not required as of September 30, 2004.

Tax credits are accounted for under the flow-through method, which recognizes the benefit in the year in which the credit is utilized.

The Company operates in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, the Company must determine the appropriate allocation of income to each of these jurisdictions. This determination requires the Company to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and could result in adjustments to the Company’s income tax balances that are material to the consolidated financial position and results of operations.

NON-GAAP FINANCIAL MEASURES

In the “Overview” section of this report and in the 2004 Letter to Stockholders, the Company disclosed operating expense (excluding acquisition-related amortization expense) and operating income (loss) before acquisition-related amortization, which are not measures of financial performance under generally accepted accounting principals (GAAP), for the 2004, 2003 and 2002 fiscal years and the ratios of operating expense (excluding acquisition-related amortization expense) to net sales and operating income (loss) before acquisition- related amortization expense to net sales. Acquisition-related amortization expense is defined as amortization of acquisition-related identifiable intangible assets. The Company also disclosed the most directly comparable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-GAAP FINANCIAL MEASURES (CONTINUED)

GAAP measures, which are total operating expense and total operating income (loss), and provided reconciliations for each period. The Company believes that operating expense (excluding acquisition-related amortization expense) and operating income (loss) before acquisition-related amortization are useful measures to an investor in evaluating the Company’s operating expense reduction initiatives. The Company’s acquisition-related amortization expense is also a non-cash expense.

Management uses operating expense (excluding acquisition-related amortization expense) and operating income (loss) before acquisition-related amortization because it assists the Company in comparing its operating expense on a consistent basis and it focuses on the components of operating expense that the Company can control. Management presents this measure to the Board of Directors to enable the Board to have the same consistent basis of measuring operating expense that is used by the Company’s management.

The Company does not consider operating expense (excluding acquisition-related amortization expense) and operating income (loss) before acquisition-related amortization to be substitutes for performance measured in accordance with GAAP. Investors should also review the GAAP measures as the most complete measure of the Company’s overall financial performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company’s exposure to interest rate risk relates primarily to the Company’s investment portfolio. Investments are made in accordance with the Company’s investment policy and consist of high grade commercial paper and corporate bonds. The Company does not use derivative financial instruments to hedge against interest rate risk as all investments are held to maturity and the majority of the Company’s investments mature in less than a year.

FOREIGN CURRENCY RISK

The Company is exposed to foreign currency risk associated with certain sales transactions being denominated in Euros or Japanese Yen and fluctuations of the Euro and Japanese Yen as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company has not implemented a hedging strategy to reduce foreign currency risk.

During 2004, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 12.0% from 1.0859 to 1.2166 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 9.5% from .0084 to .0092. A 10.0% change from the 2004 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.4% increase or decrease in annual net sales and a 1.0% increase or decrease in stockholder’s equity. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.

CREDIT RISK

The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries (the Company) at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” effective October 1, 2002.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 2, 2004

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common share data)

For the fiscal years ended September 30,	2004	2003	2002
Net sales	$111,226	$102,926	$101,536
Cost of sales	43,443	41,580	46,012

Gross profit	67,783	61,346	55,524
Operating expenses:
Sales and marketing	25,556	24,734	28,808
Research and development	17,159	15,968	19,530
General and administrative	13,287	15,524	19,556
Restructuring	—	(600)	2,696
In-process research & development	—	—	3,100
Loss on sale of MiLAN assets	—	—	3,617

Total operating expenses	56,002	55,626	77,307
Gain from forgiveness of grant payable	—	553	1,068

Operating income (loss)	11,781	6,273	(20,715)
Other income (expense):
Interest income	856	899	1,375
Interest expense	(19)	(539)	(406)
Other (expense) income	(468)	(64)	286

Total other income, net	369	296	1,255

Income (loss) before income taxes and cumulative effect of accounting change	12,150	6,569	(19,460)
Income tax provision (benefit)	3,487	(23)	(6,675)

Income (loss) before cumulative effect of accounting change	8,663	6,592	(12,785)
Cumulative effect of accounting change	—	(43,866)	—

Net income (loss)	$8,663	$(37,274)	$(12,785)

Net income (loss) per common share, basic:
Income (loss) before cumulative effect of accounting change	$0.41	$0.31	$(0.65)
Cumulative effect of accounting change	—	(2.08)	—

Net income (loss) per common share	$0.41	$(1.77)	$(0.65)

Net income (loss) per common share, diluted:
Income (loss) before cumulative effect of accounting change	$0.39	$0.31	$(0.65)
Cumulative effect of accounting change	—	(2.07)	—

Net income (loss) per common share	$0.39	$(1.76)	$(0.65)

Weighted average common shares, basic	21,196	21,029	19,675

Weighted average common shares, diluted	22,031	21,151	19,675

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

As of September 30,	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$19,528	$17,228
Marketable securities	59,639	40,405
Accounts receivable, net	10,555	10,842
Inventories, net	11,231	10,437
Other	4,315	4,873

Total current assets	105,268	83,785
Marketable securities, long-term	2,500	—
Property, equipment and improvements, net	18,634	19,888
Identifiable intangible assets, net	14,417	19,748
Goodwill	5,816	3,855
Net deferred tax assets	3,013	4,224
Other	817	1,040

Total assets	$150,465	$132,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowing	$—	$1,983
Accounts payable	4,945	5,742
Income taxes payable	9,107	9,539
Accrued expenses:
Compensation	4,839	3,952
Other	3,391	3,683
Deferred revenue	896	1,093

Total current liabilities	23,178	25,992
Net deferred tax liabilities	208	685

Total liabilities	23,386	26,677

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 60,000,000 shares authorized; 24,678,496 and 23,212,273 shares issued	247	232
Additional paid-in capital	128,538	117,720
Retained earnings	18,231	9,568
Unearned stock compensation	—	(86)
Accumulated other comprehensive income (loss )	333	(566)
Treasury stock, at cost, 2,865,907 and 2,969,782 shares	(20,270)	(21,005)

Total stockholders’ equity	127,079	105,863

Total liabilities and stockholders’ equity	$150,465	$132,540

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the fiscal years ended September 30,	2004	2003	2002
Operating activities:
Net income (loss)	$8,663	$(37,274)	$(12,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,432	3,131	3,472
Amortization of identifiable intangible assets and other assets	6,165	7,172	8,096
Bad debt and product return (recoveries) provision	(453)	(134)	116
(Benefit) provision for inventory obsolescence	(405)	1,248	1,607
Tax benefit related to the exercise of stock options	2,274	25	—
Cumulative effect of accounting change	—	43,866	—
Deferred income taxes	1,448	(2,598)	(136)
Restructuring	—	(600)	2,510
Gain from forgiveness of grant payable	—	(553)	(1,068)
Loss on sale of MiLAN assets	—	—	3,617
In-process research & development	—	—	3,100
Other	134	95	171
Changes in operating assets and liabilities:
Accounts receivable	926	482	4,895
Inventories	(385)	835	2,506
Other assets	(286)	453	(177)
Income taxes payable	(510)	4,702	3,114
Accounts payable	(1,146)	(1,366)	(4,021)
Accrued expenses	464	(3,697)	(4,683)

Total adjustments	10,658	53,061	23,119

Net cash provided by operating activities	19,321	15,787	10,334

Investing activities:
Purchase of held-to-maturity marketable securities	(129,983)	(61,301)	(54,987)
Proceeds from maturities of held-to-maturity marketable securities	108,249	45,557	56,131
Purchase of property, equipment, improvements and certain other intangible assets	(1,293)	(1,691)	(1,317)
Contingent purchase price payments related to business acquisitions	(1,961)	(2,018)	(2,932)
Business acquisition, net of cash acquired	—	—	(10,419)
Proceeds from the sale of MiLAN assets	—	—	8,059

Net cash used in investing activities	(24,988)	(19,453)	(5,465)

Financing activities:
(Payments) borrowing on short-term borrowing and line of credit	(2,149)	1,983	(941)
Payments on long-term debt	—	(6,788)	(1,588)
Proceeds from stock option plan transactions	8,587	307	41
Proceeds from employee stock purchase plan transactions	668	577	673
Purchase of treasury stock	—	(8,554)	—

Net cash provided by (used in) financing activities	7,106	(12,475)	(1,815)

Effect of exchange rates changes on cash and cash equivalents	861	(121)	89

Net increase (decrease) in cash and cash equivalents	2,300	(16,262)	3,143
Cash and cash equivalents, beginning of period	17,228	33,490	30,347

Cash and cash equivalents, end of period	$19,528	$17,228	$33,490

Supplemental Cash Flows Information:
Interest paid	$19	$625	$472
Income taxes paid (received), net	$184	$(2,275)	$(9,797)

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

For the years ended September 30, 2004, 2003 and 2002

	Common Stock		Treasury Stock		Additional
	Shares	Par Value	Shares	Value	Paid-in-Capital
Balances, September 30, 2001	16,426	$164	1,096	$(18,340)	$71,458
Employee stock purchase issuances			(170)	2,840	(2,167)
Stock compensation expensed
Issuance of stock upon exercise of stock options	8				41
Forfeiture of stock options					(99)
Foreign currency translation adjustment
Common stock issued in connection with the NetSilicon acquisition	6,720	67			50,771
Stock options issued in connection with the NetSilicon acquisition
Net loss

Balances, September 30, 2002	23,154	231	926	(15,500)	120,004

Employee stock purchase issuances			(281)	3,049	(2,472)
Stock compensation expensed
Issuance of stock upon exercise of stock options	58	1			306
Tax benefit realized upon exercise of stock options					25
Forfeiture of stock options					(143)
Foreign currency translation adjustment
Purchase of shares from Sorrento Networks Corporation			2,325	(8,554)
Net loss

Balances, September 30, 2003	23,212	232	2,970	(21,005)	117,720

Employee stock purchase issuances			(104)	735	(67)
Stock compensation expensed
Issuance of stock upon exercise of stock options	1,466	15			8,572
Tax benefit realized upon exercise of stock options					2,274
Forfeiture of stock options					(6)
Foreign currency translation adjustment
Stock options issued to non-employees					45
Net income

Balances, September 30, 2004	24,678	$247	2,866	$(20,270)	$128,538

The accompanying notes are an integral part of the consolidated financial statements.

Continued Next Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS) (CONTINUED)
(in thousands)

For the years ended September 30, 2004, 2003 and 2002

			Accumulated
		Unearned	Other	Total
	Retained	Stock	Comprehensive	Stockholders’	Comprehensive
	Earnings	Compensation	Income (Loss)	Equity	Income (Loss)
Balances, September 30, 2001	$59,627	$—	$8	$112,917
Employee stock purchase issuances				673
Stock compensation expensed		117		117
Issuance of stock upon exercise of stock options				41
Forfeiture of stock options		99		—
Foreign currency translation adjustment			(79)	(79)	(79)
Common stock issued in connection with the NetSilicon acquisition				50,838
Stock options issued in connection with the NetSilicon acquisition		(543)		(543)
Net loss	(12,785)			(12,785)	(12,785)

Balances, September 30, 2002	46,842	(327)	(71)	151,179	$(12,864)

Employee stock purchase issuances				577
Stock compensation expensed		98		98
Issuance of stock upon exercise of stock options				307
Tax benefit realized upon exercise of stock options				25
Forfeiture of stock options		143		—
Foreign currency translation adjustment			(495)	(495)	(495)
Purchase of shares from Sorrento Networks Corporation				(8,554)
Net loss	(37,274)			(37,274)	(37,274)

Balances, September 30, 2003	9,568	(86)	(566)	105,863	$(37,769)

Employee stock purchase issuances				668
Stock compensation expensed		80		80
Issuance of stock upon exercise of stock options				8,587
Tax benefit realized upon exercise of stock options				2,274
Forfeiture of stock options		6		—
Foreign currency translation adjustment			899	899	899
Stock options issued to non-employees				45
Net income	8,663			8,663	8,663

Balances, September 30, 2004	$18,231	$—	$333	$127,079	$9,562

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

Digi is a worldwide leader in “Connectware” and makes device networking easy by developing products and technologies that are cost effective and easy to use. Businesses use Digi products to create, customize and control retail operations, industrial automation and other applications.

Digi’s products are sold globally through distributors, systems integrators, solution providers, direct marketers as well as direct to strategic OEMs, government and commercial partners.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities in excess of three months are classified as marketable securities. Marketable securities consist of high-grade commercial paper and corporate bonds. All marketable securities are classified as held-to-maturity and are carried at amortized cost. Long-term marketable securities will mature in October 2005. Gross unrealized holding losses were $318,360 and $90,071 as of September 30, 2004 and 2003, respectively. Gross unrealized holding gains were $58,303 as of September 30, 2003. Because the Company intends to hold all marketable securities until maturity, realization of the unrealized holding loss at September 30, 2004 is not likely.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash equivalents, marketable securities, trade account receivable and accounts payable for which current carrying amounts approximate fair market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, EQUIPMENT AND IMPROVEMENTS

Property, equipment and improvements are carried at cost. Depreciation is provided by charges to operations using the straight-line method over their estimated useful lives. Furniture and fixtures and other equipment are depreciated over a period of three to five years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Periodic reviews for impairment of the carrying value of property, equipment and improvements are made based on undiscounted expected future cash flows. The Company owns and occupies three buildings located in Minnetonka and Eden Prairie, Minnesota and Dortmund, Germany. The Company is attempting to sell the building in Dortmund, Germany.

Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.

IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Goodwill represents the excess of cost over the fair value of identifiable assets acquired and, effective October 1, 2002, is no longer amortized pursuant to Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (FAS 142). The Company adopted the provisions of FAS 142 as of October 1, 2002 (see Note 5). Goodwill is subject to an impairment assessment, using a discounted cash flow technique by reporting unit, at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. Prior to the adoption of FAS 142, goodwill was amortized on a straight-line basis over estimated useful lives ranging from five to fifteen years. Purchased IPR&D are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of four to ten years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.

In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) identifiable intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing a discounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. No impairment was identified during fiscal 2004.

The Company performed its annual goodwill impairment assessment for its two reporting units that have goodwill, NetSilicon and Inside Out Networks, as of June 30, 2004 and 2003 utilizing a discounted cash flow technique. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $5.8 million, which is included in the assets of the NetSilicon and Inside Out Networks reporting units, remains on the Company’s balance sheet as of September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK REPURCHASES

From time to time, the Board of Directors authorizes the Company to repurchase common stock when market conditions are favorable or when a strategic opportunity exists. During fiscal 2003, the Company repurchased 2,324,683 common shares from Sorrento Networks Corporation at a cost of $8.6 million.

REVENUE RECOGNITION

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is probable and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs, distributors and other strategic end user customers. Sales to authorized domestic distributors and OEMs are made with certain rights of return and price protection provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price protection claims as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price protection are charged against revenues in the same period as the corresponding sales are recorded. In the event that the Company cannot reasonably estimate future returns associated with a particular sale, revenue is deferred and recognized when the product is received by the end user customer. In fiscal 2004, distributor revenue recognized upon receipt of product by the end user customer represented 1.3% of net sales. There was no revenue recognized upon receipt of product in fiscal 2003 or fiscal 2002.

The Company offers rebates to authorized domestic distributors. The rebates are incurred based on the level of sales the respective distributors make to end user customers and are charged to operations as a reduction in revenue in the same period as the corresponding sales.

The Company also generates revenue from the sale of software and licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized from such non-product sales represented 2.6% of net sales in fiscal 2004, 2.1% of net sales in fiscal 2003, and 1.3% of net sales in fiscal 2002. These non-product arrangements often contain multiple elements. The Company recognizes revenue related to multiple element arrangements in accordance with Statement of Position (SOP) No. 97-2 “Software Revenue Recognition,” as amended by SOP 98-4 “Deferral of the Effective Date of Certain Provisions of SOP No. 97-2” resulting in the allocation of revenue to the various elements within the arrangement based upon vendor-specific objective evidence of fair value as determined by the price charged for each element when sold separately. The Company’s software development tools and developments boards often include multiple elements - hardware, software and licenses, post-contract customer support, limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for these arrangements is recognized in accordance with SOP 97-2 as amended by SOP 98-4. Nonrecurring engineering services are a type of multiple element arrangement described in SOP 97-2 as amended by SOP 98-4. However, as these contracts often involve product customization, they generally do not meet the criteria for separate accounting and thus the related revenue is recognized using contract accounting and the guidance provided by SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized, when no volume purchase agreement (VPA) is in place, upon completion of the contract or percentage-of-completion method. Contract completion is often accompanied by delivery of a final product version and acceptance by the customer. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

percentage-of-completion method is based on the ratio of actual labor hours incurred to total estimated labor hours for the individual contract. When a VPA is in place, revenue is recognized systematically/ratably with each unit sale under the VPA. The nonrecurring engineering fee is considered to be integrated with the per-unit sale of the product under the VPA. The Company defers revenues from nonrecurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery cannot be accurately estimated. Revenue from post-contract customer support obligations is deferred and recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. Software development costs are expensed as incurred until the point that technological feasibility and proven marketability of the product are established. Software development costs, otherwise capitalized after such point, also are expensed because they are insignificant. Research and development costs include compensation, allocation of corporate costs, depreciation and amortization, and professional services.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only common equivalent shares are those that result from dilutive common stock options and shares purchased through the employee stock purchase plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER COMMON SHARE (CONTINUED)

The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

Years ended September 30,	2004	2003	2002
Numerator:
Net income (loss)	$8,663	$(37,274)	$(12,785)

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	21,196	21,029	19,675
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	835	122	—

Denominator for diluted net income (loss) per common share — adjusted weighted average shares	22,031	21,151	19,675

Basic net income (loss) per common share	$0.41	$(1.77)	$(0.65)

Diluted net income (loss) per common share	$0.39	$(1.76)	$(0.65)

Common equivalent shares related to employee stock options for the purchase of 10,163 common shares at September 30, 2002 were not included in the computation of diluted earnings per common share as their effect is antidilutive because of the net losses incurred by the Company during this period. Had the Company generated net income during this period, these equivalent common shares related to outstanding options would have been included in the computation of diluted loss per common share.

Common equivalent shares related to stock options to purchase 2,053,609, 5,170,699 and 6,049,834 common shares at September 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be antidilutive whether or not the Company generated net income.

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” income before cumulative effect of accounting change has been used in determining diluted earnings per common share for the year ended September 30, 2003.

STOCK-BASED COMPENSATION

The Company applies the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based compensation. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

employee must pay to acquire the common stock. Such compensation expense, if any, is amortized on a straight-line basis over the option vesting period.

The Financial Accounting Standards Board (FASB) issued a proposed standard “Share-Based Payment – an amendment of FASB statements 123 and 95” on March 31, 2004 addressing the accounting for stock based compensation. The FASB is expected to issue its final standard before December 31, 2004. If the proposed standard is adopted without further changes, the Company would be required to adopt the provisions of this standard effective for periods beginning after June 15, 2005 which will result in a change in the way the Company currently accounts for stock-based compensation.

Had the Company applied the fair-value-based method of accounting for its stock options granted to employees and for the stock purchases under the employee stock purchase plan in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123,” and charged operations over the option vesting periods based on the fair value of options on the date of grant, net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below (in thousands, except per common share data):

Years ended September 30,	2004	2003	2002
Net income (loss) as reported	$8,663	$(37,274)	$(12,785)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	89	78	77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,338)	(2,607)	(2,272)

Pro forma net income (loss)	$6,414	$(39,803)	$(14,980)

Net income (loss) per common share:
Basic — as reported	$0.41	$(1.77)	$(0.65)
Basic — pro forma	$0.30	$(1.89)	$(0.76)
Diluted — as reported	$0.39	$(1.76)	$(0.65)
Diluted — pro forma	$0.29	$(1.88)	$(0.76)

The weighted average fair value of options granted and assumed in fiscal years 2004, 2003 and 2002 was $5.07, $1.75 and $3.26, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

	2004	2003	2002
Assumptions:
Risk free interest rate	2.86%	2.13%	3.16%
Expected option holding period	3.6 years	2.8 years	4 years
Expected volatility	70%	75%	75%
Expected dividend yield	0	0	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Financial position and results of operations of the Company’s international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

USE OF ESTIMATES AND RISKS AND UNCERTAINTIES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME (LOSS)

For the Company, comprehensive income (loss) is comprised of net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to the accumulated other comprehensive income (loss) account in stockholders’ equity.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities. This interpretation was effective for financial statements issued after December 31, 2002. In December 2003, the FASB issued Interpretations No. 46R “Consolidation of Variable Interest Entities,” which addressed accounting for special-purpose and variable interest entities and which superceded Interpretation 46. The effective date of this interpretation was the end of the first reporting period that ends after March 15, 2004, unless the entity is considered to be a special-purpose entity, in which case the effective date is the end of the first reporting period that ends after December 15, 2003. The Company adopted the provisions of Interpretation No. 46 during fiscal 2003 and those of Interpretation No. 46R effective March 15, 2004. The adoption of these interpretations did not have an impact on the Company’s consolidated financial position or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)

The purchase consideration and related transaction costs included $16.3 million in cash, Digi’s common stock with a market value of $41.7 million, and replacement stock options issued by Digi to certain NetSilicon common stock option holders with an estimated fair value of $9.1 million. The cash and Digi’s common stock were issued in exchange for all outstanding shares of NetSilicon’s common stock and Digi’s common stock options were issued in exchange for certain outstanding NetSilicon common stock options. The value of the Digi common stock was based on a per share value of approximately $6.21, calculated as the average market price of Digi’s common stock during the five business days immediately preceding and subsequent to the date the parties reached agreement on terms and announced the proposed acquisition. The value of Digi’s common stock options was based on the estimated fair value of these options, as of the date the transaction was announced, using the Black-Scholes option pricing model. Unearned compensation of $0.5 million was recorded related to the intrinsic value of the unvested replacement common stock options for which future services were required before the option holders vest in the replacement options.

The table below sets forth the purchase price allocation (in thousands, except share data):

Cash	$15,000
Digi common stock (6,720,166 shares)	41,732
Fair value Digi stock options issued to replace stock options held by NetSilicon employees	9,106
Direct acquisition costs	1,315

$67,153

Fair value of tangible assets acquired	$5,596
Identifiable intangible assets:
Purchased and core technology	11,100
License agreements	2,400
Patents and trademarks	1,300
Customer maintenance contracts	700
Customer relationships	2,200
Acquired in-process research and development	3,100
Goodwill	39,250
Deferred compensation	544
Acquired deferred tax asset, primarily related to net operating loss carryforwards	7,866
Deferred tax liabilities related to identifiable intangibles	(6,903)

$67,153

The purchased and core technology, license agreements and patents and trademarks identified above have estimated useful lives of six years while the customer maintenance contracts and customer relationships have estimated useful lives of ten years. In accordance with FAS 142 the results of operations for the twelve-month period ended September 30, 2002 does not include any goodwill amortization expense related to the NetSilicon acquisition. As discussed further in Note 5, the majority of the goodwill recorded upon acquisition was determined to be impaired during the first quarter of fiscal 2003. As of September 30, 2004, the remaining goodwill associated with the NetSilicon acquisition was $0.5 million, none of which is deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)

At the time of acquisition, NetSilicon had development projects in process including the Net + 20 microprocessor (subsequently renamed the 7520 microprocessor) and the Net + OS v. 5.0 software suite. The Company was uncertain whether the technology being developed could become commercially viable. The Company used the income valuation approach to determine that an estimated $3.1 million of the purchase price represented the fair value of purchased in-process research and development related to the 7520 chip and the Net + OS v. 5.0 software platform that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a nonrecurring, non-tax-deductible charge upon consummation of the acquisition.

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

Net + OS v. 5.0 was released to production in November 2002. In September 2003, the Company released the next version of this product, the Net + OS v. 6.0. The Company anticipates that the projected revenue from Net + OS v. 5.0 and its successor product, the Net + OS v. 6.0, will be in line with original projections. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of NetSilicon had occurred as of the beginning of fiscal 2002. Pro forma adjustments include amortization of identifiable intangible assets, but exclude the amortization of goodwill in accordance with the provisions of FAS 142 (as this acquisition occurred after June 30, 2001). The pro forma net loss includes the $3.1 million charge related to acquired in-process research and development associated with the NetSilicon acquisition.

(in thousands, except per common share amount)	2002
Net sales	$111,075
Net loss	$(25,022)
Net loss per common share, basic and diluted	$(1.13)

The unaudited pro forma condensed consolidated results of operations is not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2002, nor is it necessarily indicative of the results that will be obtained in the future.

In June 2001, the Company acquired INXTECH, a French designer and manufacturer of data communications systems sold under the Xcell Technology brand. The transaction was accounted for using the purchase method of accounting. Accordingly, the initial purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase consideration, including related transaction costs, consisted of $2.4 million in cash of which $1.8 million was allocated to identifiable intangible assets and $0.6 million was allocated to the fair value of tangible assets acquired. Additionally, goodwill of $0.7 million was established as well as a $0.7 million deferred tax liability related to identifiable intangible assets. The identifiable intangible asset of $1.8 million included in the purchase price allocation is proven technology, which has an estimated useful life of four and one-half

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. ACQUISITIONS (CONTINUED)

years. The goodwill was amortized until the adoption of FAS 142 on October 1, 2003 at which time the unamortized balance was determined to be impaired (see Note 5).

In October 2000, the Company acquired Inside Out Networks, a developer of data connections products based in Austin, Texas. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase consideration, including related transaction costs, consisted of $7.7 million in cash of which $6.4 million was allocated to identifiable intangible assets and $1.3 million was allocated to the fair value of tangible assets acquired. Additionally, goodwill of $2.5 million was established as well as a $2.5 million deferred tax liability related to identifiable intangible assets. The identifiable intangible assets of $6.4 million included in the purchase price allocation set forth above were comprised of proven technology with an estimated fair value of $5.7 million and an assembled workforce with an estimated fair value of $0.7 million, which have estimated useful lives of six years and five years, respectively. Goodwill was amortized until October 1, 2002 at which time the Company adopted FAS 142. Upon adoption of FAS 142, the unamortized portion of the assembled workforce intangible asset in the amount of $0.4 million was reclassified to goodwill. Goodwill of $5.3 million remains on the Company’s balance sheet as of September 30, 2004.

Both the INXTECH and Inside Out Networks acquisitions included contingent purchase price payments based upon the achievement of certain pre-established operational targets. During fiscal 2004, the Company paid $2.0 million of additional cash consideration related to the Inside Out Networks acquisition. During fiscal 2003 and fiscal 2002 the Company paid $2.0 million and $2.9 million, respectively, of additional cash consideration related to the INXTECH and Inside Out Networks acquisitions. The additional cash consideration was accounted for as an addition to goodwill at the time the specified revenue and operating income targets were achieved. There are no outstanding contingent purchase price obligations at September 30, 2004.

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

During 2000, the Company applied for a waiver of the employment provision in the investment grant, based on unforeseeable developments in the European market that resulted in a smaller workforce. The waiver of the investment grant payable was approved in May 2002 by the German government. Accordingly, during fiscal 2002, the Company reversed the portion of the investment grant payable and the related accrued interest payable that related to the period of time from the initial waiver through September 30, 2002. The forgiven principal portion of the investment grant of $1.1 million was recorded as a component of operating loss for fiscal 2002, and the reversal of the accrued interest payable of $0.5 million was recorded as a component of other income. The Company’s consolidated balance sheet as of September 30, 2002 still reflected an investment grant payable and accrued interest payable of $0.5 million and $6,000, respectively, representing the remaining liability that would occur if the Company failed to remain in the building through August 30, 2003.

During 2003, the Company recognized a $0.6 million gain from the forgiveness of the grant payable as a component of operating income. This amount was comprised of the $0.5 million investment grant payable and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. GAIN FROM FORGIVENESS OF GRANT PAYABLE (CONTINUED)

the related accrued interest payable of $6,000 as well as $90,000 of foreign exchange translation impact due to the strengthening of the Euro compared to the U.S. Dollar in fiscal 2003. As of September 30, 2003, there are no remaining amounts reflected in investment grant payable or accrued interest payable related to the investment grant as the Company fulfilled the terms of the waiver granted by the German government in the third quarter of fiscal 2002 by remaining in the building through August 2003.

4. LOSS ON SALE OF MiLAN ASSETS

On March 25, 2002, the Company sold substantially all of the assets of its former MiLAN division for $8.1 million, resulting in a pre-tax loss of $3.6 million ($3.1 million net of taxes). Included in the net loss on this transaction is $0.9 million of severance costs related to certain former employees of MiLAN.

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE

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

In connection with the adoption of FAS 142, management determined the fair value of each of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company measured the fair values of the individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment charge of $43.9 million which the Company recorded in the first quarter of fiscal 2003. The impairment was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38.4 million and goodwill related to the 1998 acquisition of Central Data Corporation (CDC) and the 2001 acquisition of INXTECH of $3.5 million and $2.0 million, respectively. The impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking and communications and semiconductor sectors of the technology industry. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during fiscal 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions of NetSilicon, CDC and INXTECH. The charge was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

If FAS 142 had been in effect in fiscal 2002, consolidated results of operations for fiscal 2002 would have been as follows (in thousands, except per common share amounts):

2002
Loss:
Loss before cumulative effect of accounting change	$(12,785)
Add back: goodwill and assembled workforce amortization, net of tax	2,486

Adjusted loss before cumulative effect of accounting change	$(10,299)

Basic loss per common share:
Reported loss before cumulative effect of accounting change	$(0.65)
Add back: goodwill and assembled workforce amortization, net of tax	0.13

Adjusted loss before cumulative effect of accounting change	$(0.52)

Diluted loss per common share:
Reported loss before cumulative effect of accounting change	$(0.65)
Add back: goodwill and assembled workforce amortization, net of tax	0.13

Adjusted loss before cumulative effect of accounting change	$(0.52)

Amortized identifiable intangible assets as of September 30, 2004 and 2003, by reportable business segment, are comprised of the following (in thousands):

	As of September 30, 2004
	Connectivity		Device Networking
	Solutions Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net
Purchased and core technology	$20,614	$(17,304)	$11,100	$(4,856)	$31,714	$(22,160)	$9,554
License agreements	40	(32)	2,400	(1,050)	2,440	(1,082)	1,358
Patents and trademarks	1,312	(759)	1,406	(592)	2,718	(1,351)	1,367
Customer maintenance contracts	—	—	700	(184)	700	(184)	516
Customer relationships	—	—	2,200	(578)	2,200	(578)	1,622

Total	$21,966	$(18,095)	$17,806	$(7,260)	$39,772	$(25,355)	$14,417

	As of September 30, 2003
	Connectivity		Device Networking
	Solutions Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net
Purchased and core technology	$20,614	$(14,674)	$11,100	$(3,006)	$31,714	$(17,680)	$14,034
License agreements	40	(24)	2,400	(650)	2,440	(674)	1,766
Patents and trademarks	1,037	(553)	1,395	(360)	2,432	(913)	1,519
Customer maintenance contracts	—	—	700	(114)	700	(114)	586
Customer relationships	—	—	2,200	(357)	2,200	(357)	1,843

Total	$21,691	$(15,251)	$17,795	$(4,487)	$39,486	$(19,738)	$19,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

Amortization expense related to identifiable intangible assets is recorded as a cost of good sold or general and administrative expense depending upon the nature of the identifiable intangible asset. Amortization expense for fiscal years 2004, 2003 and 2002, by reportable business segment, is as follows (in thousands):

		Device
	Connectivity	Networking
	Solutions	Solutions
Fiscal year	Segment	Segment	Total
2004	$2,844	$2,773	$5,617
2003	$3,933	$2,764	$6,697
2002	$4,100	$1,723	$5,823

Estimated amortization expense for the next five years is as follows (in thousands):

2005	$4,934
2006	4,349
2007	2,981
2008	1,440
2009	514

The changes in the carrying amount of goodwill for fiscal 2004 and 2003 are as follows (in thousands):

	Fiscal 2004			Fiscal 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
Beginning balance, October 1	$3,304	$551	$3,855	$6,842	$38,994	$45,836
Assembled workforce, net of tax, reclassified to goodwill	—	—	—	555	—	555
Transition impairment loss	—	—	—	(5,423)	(38,443)	(43,866)
Other, primarily contingent purchase price payments	1,961	—	1,961	1,330	—	1,330

Ending balance, September 30	$5,265	$551	$5,816	$3,304	$551	$3,855

6. RESTRUCTURING

In September 2002, the Company implemented two restructuring plans resulting in workforce reductions of 88 employees worldwide. The Company recorded a charge of $1.6 million in connection with the Digi operations, consisting of $1.4 million for severance and termination costs related to the elimination of 24 positions in Minnetonka, Minnesota and 23 positions in Europe. The charge also consisted of $72,000 related to lease cancellation and office closing expenses, $29,000 of cancellation fees for automobile leases and $0.2 million related to legal and professional fees. A second restructuring charge of $1.0 million was recorded for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. RESTRUCTURING (CONTINUED)

NetSilicon operations and included $0.8 million for severance and termination costs related to the elimination of 41 positions primarily in Waltham, Massachusetts. The charge also consisted of $0.2 million related to office closing expenses and $36,000 of cancellation fees related to automobile leases.

Cash outlays of $0.2 million, $1.9 million and $17,000 were charged against the restructuring accruals during the fourth quarter of 2002, during fiscal 2003 and during the first quarter of fiscal 2004, respectively. These cash outlays were funded by cash generated from the Company’s operations. The Company recorded a change in estimate adjustment of $0.6 million in fiscal 2003 that was reflected as a reduction in the restructuring accrual and a corresponding increase to operating income. The change in estimate resulted primarily from favorable settlements of previously agreed to severance amounts, including related legal fees.

The Company’s restructuring activities are summarized as follows (in thousands):

	Balance at			Balance at			Balance at		Balance at
	Sept. 30,			Sept. 30,		Change in	Sept. 30,		Sept. 30,
Description	2001	Provisions	Payments	2002	Payments	Estimate	2003	Payments	2004
Digi Restructuring Plan:
- Severance and termination costs	$—	$1,386	$—	$1,386	$(1,043)	$(343)	$—	$—	$—
- Building closing/lease cancellation fees	—	72	—	72	(56)	(16)	—	—	—
- Cancellation fees for automobile leases	—	29	—	29	(17)	(3)	9	(9)	—
- Legal and professional fees	—	159	—	159	(54)	(100)	5	(5)	—

Subtotal	—	1,646	—	1,646	(1,170)	(462)	14	(14)	—

NetSilicon Restructuring Plan:
- Severance and termination costs	—	764	(103)	661	(641)	(20)	—	—	—
- Building closing/lease cancellation fees	—	249	(88)	161	(41)	(117)	3	(3)	—
- Cancellation fees for automobile leases	—	36	—	36	(36)	—	—	—	—

Subtotal	—	1,049	(191)	858	(718)	(137)	3	(3)	—

Totals	$—	$2,695	$(191)	$2,504	$(1,888)	$(599)	$17	$(17)	$—

7. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment.

Connectivity Solutions — Connectivity Solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include multi-port serial adaptors, terminal servers, and USB connectivity. This reporting segment is comprised of two operating units. The operating units include the USB products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka and Eden Prairie, Minnesota; Dortmund, Germany; and the Inside Out Networks facilities in Austin, Texas and Long Beach, California.

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

Summary fiscal year financial data by business segment are presented below (in thousands):

	2004			2003			2002
		Device			Device			Device
	Connectivity	Networking		Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions	Total	Solutions	Solutions	Total	Solutions	Solutions	Total
Net sales	$73,564	$37,662	$111,226	$72,087	$30,839	$102,926	$83,567	$17,969	$101,536
Operating income (loss)	22,707	(10,926)	11,781	19,070	(12,797)	6,273	1,671	(22,386)	(20,715)
Total assets	$133,136	$17,329	$150,465	$111,148	$21,392	$132,540	$114,858	$65,970	$180,828

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income (loss) before income taxes and cumulative effect of accounting change for the years ended September 30 is as follows (in thousands):

	2004	2003	2002
Operating income — Connectivity Solutions	$22,707	$19,070	$1,671
Operating loss — Device Networking Solutions	(10,926)	(12,797)	(22,386)

	11,781	6,273	(20,715)
Other income, net	369	296	1,255

Consolidated income (loss) before income taxes and cumulative effect of accounting change	$12,150	$6,569	$(19,460)

The revenue information in the following table is based upon the geographic location of the customer for the years ended September 30, 2004, 2003 and 2002 (in thousands):

Revenue derived by geographic location:

	2004	2003	2002
United States	$61,881	$66,410	$69,636
Europe	23,090	22,842	22,290
Asia Pacific	25,717	13,206	8,962
Other international	538	468	648

	$111,226	$102,926	$101,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)

Net long-lived assets by geographic location:

	As of September 30,
	2004	2003	2002
United States	$32,715	$36,014	$83,790
International, primarily Europe	6,152	7,477	9,435

	$38,867	$43,491	$93,225

The Company’s export sales comprised 44.2%, 35.5% and 31.4% of net sales for the years ended September 30, 2004, 2003 and 2002, respectively.

The following table identifies customers whose net sales comprised more than 10% of net sales during the years ended September 30, 2004, 2003 and 2002 as well as customers who comprised more than 10% of trade accounts receivable as of September 30, 2004, 2003 and 2002:

	Year Ended September 30,
	2004		2003		2002
	Net Sales %	Accts. Rec. %	Net Sales %	Accts. Rec. %	Net Sales %	Accts. Rec. %
Customer A	*	24.7%	11.3%	21.8%	14.0%	31.7%
Customer B	15.6%	*	15.2%	12.2%	13.8%	10.1%
Customer C	*	11.6%	*	*	*	*
Customer D	*	10.3%	*	*	*	*

* Represents less than 10% of net sales or trade accounts receivable

8. SELECTED BALANCE SHEET DATA

As of September 30,	2004	2003
(in thousands)
Accounts receivable, net:
Accounts receivable	$11,577	$11,859
Less allowance for doubtful accounts	1,022	1,017

	$10,555	$10,842

Inventories, net:
Raw materials	$8,767	$8,076
Work in process	96	285
Finished goods	2,368	2,076

	$11,231	$10,437

Property, equipment and improvements, net:
Land	$2,364	$2,330
Buildings	20,350	19,765
Improvements	1,960	1,971
Equipment	17,418	17,327
Purchased software	10,237	10,111
Furniture and fixtures	1,320	1,300

	53,649	52,804
Less accumulated depreciation and amortization	35,015	32,916

	$18,634	$19,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. FINANCIAL GUARANTEES

The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2004, 2003 and 2002 (in thousands):

		Accruals for
Fiscal	Balance at	Warranties	Settlements	Balance at
year	October 1,	issued	made	September 30,
2004	$879	$493	$(517)	$855
2003	$895	$461	$(477)	$879
2002	$800	$661	$(566)	$895

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

10. SHORT-TERM BORROWING

During fiscal 2003, the Company entered into a short-term borrowing agreement with Sparkasse Dortmund in the amount of 1.7 million Euros ($2.0 million) at September 30, 2003 at a fixed interest rate of 3.64%. The Company paid off this borrowing on its due date in January 2004.

11. LONG-TERM DEBT

During fiscal 2003, the Company paid the outstanding balance of all of the long-term debt that was originally payable in varying principal installments through December 30, 2017. All of the long-term debt was incurred in connection with the construction of the Dortmund facility that was acquired when the Company purchased ITK in 1998.

12. INCOME TAXES

The components of the provision (benefit) for income taxes before cumulative effect of accounting change is as follows (in thousands):

	For the years ended September 30,
	2004	2003	2002
Currently payable:
Federal	$1,339	$2,136	$(5,566)
State	700	439	(973)
Deferred	1,448	(2,598)	(136)

	$3,487	$(23)	$(6,675)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. INCOME TAXES (CONTINUED)

The net deferred tax asset at September 30 consists of the following (in thousands):

	2004	2003
Uncollectible accounts and other reserves	$1,562	$1,423
Inventories	781	1,387
Compensation costs	451	698
Net operating loss carryforwards	5,656	9,080
Tax credit carryforwards	2,408	1,753
Identifiable intangible assets	(5,259)	(7,294)

Net deferred tax asset	$5,599	$7,047

The net deferred tax asset consists of the following at September 30 (in thousands):

	2004	2003
Current deferred tax asset	$2,794	$3,508
Non-current deferred tax asset	3,013	4,224
Non-current deferred tax liability	(208)	(685)

Net deferred tax asset	$5,599	$7,047

As of September 30, 2004, the Company had domestic federal net operating loss carryforwards and tax credit carryforwards of approximately $13.8 million and $2.4 million, respectively, which expire at various dates through 2024. Domestic federal net operating loss carryforwards and tax credit carryforwards were $22.0 million and $1.8 million, respectively, as of September 30, 2003. All of the $13.8 million of net operating loss carryforwards and approximately $0.7 million of tax credit carryforwards relate to the NetSilicon acquisition and are subject to annual use limitations of $2.8 million, in accordance with provisions of the Internal Revenue Code.

The Company has concluded that it is more likely than not that remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2004. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

In March 2003, the Company reversed the valuation allowance associated with its German net operating loss carryforwards. The valuation allowance was reversed based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that was expected to be utilized by the Company during the year ended September 30, 2003 was accounted for by reducing the effective income tax rate for the current year. The portion of the valuation allowance related to the German net operating loss carryforwards that was expected to be utilized by the Company during periods subsequent to September 30, 2003 was accounted for as a discrete event and resulted in an income tax benefit of $1.4 million being recorded during fiscal 2003 as part of deferred tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. INCOME TAXES (CONTINUED)

The Company completed a review of certain of its prior fiscal years with the U.S. Internal Revenue Service in the first quarter of fiscal 2005. As a result of a settlement agreement associated with this review, which is subject to final approval by the Congressional Joint Committee of Taxation, the Company anticipates that a reversal of approximately $5.5 million of previously established income tax reserves may be recorded during fiscal 2005. Upon approval the reversal of these reserves will be accounted for as a discrete event and will result in an income tax benefit of approximately $5.5 million. The timing and amount of the reversal are uncertain. The Company cannot provide any assurance that such approval by the Congressional Joint Committee of Taxation will occur. The Company has paid $3.2 million in the first quarter of fiscal 2005 as part of the settlement agreement.

The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate before cumulative effect of an accounting change for the years ended September 30 is as follows:

	2004	2003	2002
Statutory income tax rate	35.0%	34.0%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal benefits	3.8	4.4	(3.3)
Utilization of tax credits	(4.8)	(3.4)	(2.6)
Non-deductible intangible amortization	—	—	2.3
Extraterritorial income tax benefit	(3.6)	(2.9)	—
Foreign operations (1)	—	—	(5.4)
Non-deductible loss on the sale of MiLAN	—	—	3.5
Non-deductible NetSilicon acquisition costs	—	—	6.1
Additional NOLs on NetSilicon acquisition	—	(6.6)	—
Reversal of valuation allowance	—	(21.5)	—
Other	(1.7)	(4.3)	(0.9)

	28.7%	(0.3)%	(34.3)%

(1) Reflects benefit realized from utilization of foreign net operating loss carryforwards to offset foreign taxable income. At the time of utilization, the tax benefits attributable to these loss carryforwards were offset by a deferred tax asset valuation allowance.

13. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

The Company’s Stock Option Plan (the Stock Option Plan) provides for the issuance of nonstatutory stock options (NSOs) and incentive stock options (ISOs) to key employees and nonemployee board members holding less than 5% of the outstanding shares of the Company’s common stock. The Company’s Non-Officer Stock Option Plan (the Non-Officer Plan) provides for the issuance of NSOs to key employees who are not officers or directors of the Company. The Company’s 2000 Omnibus Stock Plan (the Omnibus Plan) and, together with the Stock Option Plan and the Non-Officer Plan (the Plans), provides for the issuance of stock-based incentives, including ISOs and NSOs, to employees and others who provide services to the Company, including consultants, advisers and directors. Options granted under the Plans will expire if unexercised after ten years from the date of grant. Options granted under the Plans generally vest over a four year service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

The exercise price for ISOs and non-employee director options granted under the Stock Option Plan or the Omnibus Plan is set at the fair market value of the Company’s common stock based on the closing price on the date of grant. The exercise price for nonstatutory options granted under the Plans is set by the Compensation Committee of the Board of Directors. The authority to grant options under the Plans and set other terms and conditions rests with the Compensation Committee. The Stock Option Plan and Non-Officer Plan terminate in 2006 and the Omnibus Plan terminates in 2010.

The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2004, 2003 or 2002. Any income tax withholding is limited to the employee’s minimum statutory withholding rate.

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

Stock options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

			Weighted
			Average
			Price Per
	Available For	Options	Common
	Grant	Outstanding	Share
Balances, September 30, 2001	1,905	3,808	$9.02
Additional shares approved for grant	2,688	—
Granted	(526)	526	5.33
Digi options issued in connection with the NetSilicon acquisition	(2,688)	2,688	9.88
Exercised	—	(8)	4.97
Cancelled	690	(862)	8.41

Balances, September 30, 2002	2,069	6,152	$9.17
Granted	(818)	818	3.46
Exercised	—	(58)	5.27
Cancelled	751	(1,056)	9.02

Balances, September 30, 2003	2,002	5,856	$8.44
Granted	(640)	640	10.02
Exercised	—	(1,466)	5.86
Cancelled	126	(245)	14.28

Balances, September 30, 2004	1,488	4,785	$9.15

Exercisable at September 30, 2002		4,315	$9.98
Exercisable at September 30, 2003		4,385	$9.47
Exercisable at September 30, 2004		3,869	$9.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)

At September 30, 2004, the weighted average exercise price and remaining life of the stock options are as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual Life	Average	Options	Average
Range of Exercise Prices	Outstanding	( In Years)	Exercise Price	Exercisable	Exercise Price
Less than $5.00	370,083	8.2	$2.73	247,322	$2.63
$5.00 — $5.99	853,734	7.0	$5.36	739,770	$5.32
$6.00 — $6.99	286,274	6.5	$6.49	233,901	$6.44
$7.00 — $7.99	601,516	6.3	$7.33	520,417	$7.30
$8.00 — $8.99	132,424	3.8	$8.28	109,549	$8.22
$9.00 - $9.99	437,255	8.5	$9.61	253,041	$9.59
$10.00 — $10.99	1,447,709	5.8	$10.73	1,199,459	$10.74
$11.00 — $12.99	276,250	5.0	$11.80	186,250	$11.96
$13.00 - $19.99	154,275	4.3	$13.90	154,275	$13.90
$20.00 — $29.25	225,375	3.7	$25.02	225,375	$25.02

$2.19 - $29.25	4,784,895			3,869,359

Commencing April 1996, the Company sponsored an Employee Stock Purchase Plan (the Purchase Plan) that covers all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.7 million, $0.6 million and $0.7 million in the fiscal years ended 2004, 2003 and 2002, respectively. Pursuant to the Purchase Plan, 103,875, 281,111 and 169,671 common shares were issued to employees during the fiscal years ended 2004, 2003 and 2002, respectively. As of September 30, 2004, 323,495 common shares are available for future issuances under the Purchase Plan.

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

15. COMMITMENTS

The Company has entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2008. The office facility leases generally require the Company to pay a pro-rata share of the lessor’s operating expenses. The following schedule reflects future minimum rental commitments under noncancellable operating leases. These minimum payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under noncancellable subleases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. COMMITMENTS (CONTINUED)

Amount
Fiscal Year	(in thousands)
2005	$1,355
2006	799
2007	610
2008	15
2009	—

Total minimum payments required	$2,779

The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30, (in thousands):

	2004	2003	2002
Rentals	$1,652	$1,562	$1,756
Less: sublease rentals	(129)	(109)	(109)

	$1,523	$1,453	$1,647

16. EMPLOYEE BENEFIT PLANS

The Company currently has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute pre-tax earnings, not to exceed amounts allowed under the Code.

Employees may contribute up to 25% of their pre-tax earnings (not to exceed amounts allowed under the Code). The Company provides a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors. The Company provided matching contributions of $0.8 million, $0.5 million and $0.6 million in the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

17. CONTINGENCIES

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York. The complaint, which supersedes three virtually identical complaints that had been filed from August 7, 2001 to August 31, 2001, is captioned “In re NETsilicon, Inc. Initial Public Offering Securities Litigation” (21 MC 92, 01 Civ. 7281 (SAS)). The complaint names as defendants NetSilicon, certain of its officers, certain underwriters involved in NetSilicon’s initial public offering (IPO), and the Company, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers, and that NetSilicon and the two named officers engaged in fraudulent practices with respect to this underwriters’ conduct. The action seeks damages, fees and costs associated with the litigation, and interest. The Company believes that the claims against the Company are without merit and has defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002. On July 15, 2002, the Company, along with over 300 other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. CONTINGENCIES (CONTINUED)

publicly traded companies that had been named in substantially similar lawsuits, filed a collective motion to dismiss the complaint on various legal grounds common to all or most of the issuer defendants. On February 19, 2003, the Court denied the Company’s motion to dismiss.

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

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court. The plaintiffs in the case against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases. In mid-September 2004, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement. Counsel for the plaintiffs and for the issuer defendants are in the process of providing the Court the information it has requested.

Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters that provides for coverage of up to a maximum of $10 million per occurrence. The Company expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. CONTINGENCIES (CONTINUED)

applicable deductible amount of $250,000 per claim. As of September 30, 2004, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. The Company believes the insurance claim will be approved based on discussion with representatives of the insurance company. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.

On April 13, 2004, the Company filed a lawsuit against Lantronix Inc. (Lantronix) alleging that certain of Lantronix’s products infringe the Company’s U.S. Patent No. 6,446,192. The Company filed the lawsuit in the U.S. District Court in Minnesota. The lawsuit seeks both monetary and non-monetary relief. On May 3, 2004, Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The lawsuit seeks both monetary and non-monetary relief. The Company believes the impact of these disputes on the business, or consolidated results of operations or financial condition of the Company will not be material.

In the normal course of business, the Company is subject to various claims and litigation, including patent infringement and other intellectual property claims. Management of the Company expects that these various claims and litigation will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period
Valuation account - doubtful accounts
September 30, 2004	$1,017	$18	$13	(1)	$1,022
September 30, 2003	1,278	(30)	231	(1)	1,017
September 30, 2002	1,460	116	298	(1)	1,278
Valuation account - inventory obsolescence
September 30, 2004	$3,991	$(405)	$1,177	(2)	$2,409
September 30, 2003	3,246	1,248	503	(2)	3,991
September 30, 2002	5,708	1,607	4,069	(2)	3,246

(1) Uncollectible accounts charged against allowance, net of recoveries

(2) Scrapped inventory charged against allowance

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

		Quarter ended
	Dec. 31	Mar. 31	June 30	Sept. 30
2004
Net sales	$26,307	$27,339	$28,306	$29,274
Gross profit	16,104	16,534	17,261	17,884
Net income	1,647	1,737	2,394	2,885
Net income per common share - basic	0.08	0.08	0.11	0.13
Net income per common share - diluted	0.08	0.08	0.11	0.13
2003
Net sales	$25,528	$25,511	$25,567	$26,320
Gross profit	15,347	15,194	15,251	15,554
Restructuring	(132)	(134)	(169)	(165)
Income before income taxes and cumulative effect of accounting change	1,466	1,413	1,740	1,950
Cumulative effect of accounting change (net of income tax benefit of $0)	(43,866)	—	—	—
Net (loss) income	(42,796)	2,504	1,213	1,805
Net income per common share, before cumulative effect of acounting change - basic	0.05	0.12	0.06	0.09
- diluted	0.05	0.12	0.06	0.09
Net loss per common share, before cumulative effect of accounting change - basic	(1.99)	—	—	—
- diluted	(1.99)	—	—	—
Net (loss) income per common share - basic	(1.94)	0.12	0.06	0.09
Net (loss) income per common share - diluted	(1.94)	0.12	0.06	0.09
2002
Net sales	$25,150	$25,193	$26,110	$25,083
Gross profit	13,450	13,174	14,882	14,018
Restructuring	—	—	—	2,696
In-process research & development	—	3,100	—	—
Loss on sale of MiLAN	—	3,617	—	—
Net loss	(506)	(7,335)	(588)	(4,356)
Net loss per common share - basic	(0.03)	(0.39)	(0.03)	(0.20)
Net loss per common share - diluted	(0.03)	(0.39)	(0.03)	(0.20)

The summation of quarterly net income per common share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

ITEM 9A. CONTROLS AND PROCEDURES (CONTINUED)

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	46	Chairman, President and Chief Executive Officer
Subramanian Krishnan	50	Senior Vice President, Chief Financial Officer and Treasurer
Bruce Berger	43	Senior Vice President and General Manager of NetSilicon

Mr. Dunsmore joined the Company in October 1999 as President and Chief Executive Officer and a member of the Board of Directors and was elected Chairman of the Board in May 2000. Prior to joining the Company, Mr. Dunsmore was Vice President of Access for Lucent Microelectronics, a telecommunications company now known as Agere Systems Inc., since June 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997.

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

Mr. Berger joined Digi as Vice President and Managing Director of European and Asian Operations in May 2000. He was named Senior Vice President and General Manager of NetSilicon, Inc. in February 2002, when the Company acquired NetSilicon. Prior to joining the Company he served as Vice President and General Manager, Business Development at TeCom Incorporated where he was responsible for development of TeCom’s original business plan, development and implementation of the strategic plan, and day to day business management. Prior to TeCom his tenure included 11 years with AT&T Paradyne Corporation in a variety of

PART III (CONTINUED)

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

product management positions including international sales and marketing and business development. At AT&T Paradyne, Mr. Berger was responsible for international sales and channel development in Europe, Canada, Latin America, the Far East and Australia.

CODE OF ETHICS

The Company adopted a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to the Company’s senior financial management, including specifically the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of this code of ethics is listed as an exhibit to this report. The Company intends to satisfy its disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the Company’s website at www.digi.com. The Company also has a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through the Company’s website (www.digi.com) under the “About us – Investor Relations – Corporate Governance” caption.

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2004 for compensation plans under which equity securities may be issued.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
Plan Category	and Rights	and Rights	Column (a))
Equity Compensation Plans Approved by Security Holders	1,869,674	$9.50	1,388,756 (1)
Equity Compensation Plans Not Approved by Security Holders (2)	1,407,784	$6.50	423,405
Total(3)	3,277,458	$8.21	1,812,161

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 315,261 shares under the Company’s Stock Option Plan, 750,000 shares under the Company’s 2000 Omnibus Stock Plan and 323,495 shares under the Company’s Employee Stock Purchase Plan.

(2)	Relates to the Digi International Inc. Non-Officer Stock Option Plan only.

(3)	The table does not include information for equity compensation plans assumed by the Company pursuant to the acquisition of NetSilicon, Inc. by the Company in February 2002. Pursuant to the Agreement and Plan of Merger, the Company assumed options to purchase 4,134,658 shares of common stock of NetSilicon granted under three different plans, which became exercisable for an aggregate of 2,687,528 shares of common stock of the Company. All of the options assumed by the Company remain subject to the assumed plans until the options are exercised or expire. As of September 30, 2004, 1,507,437 options remained outstanding at a weighted average exercise price of $11.16. The Company cannot grant additional awards under these assumed plans.

PART III (CONTINUED)

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS

Digi International Inc. Non-Officer Stock Option Plan

In April 1998, the Board adopted the Digi International Inc. Non-Officer Stock Option Plan (the Non-Officer Plan). The Non-Officer Plan has not been approved by the stockholders of the Company.

Plan Administration. The Non-Officer Plan is administered by a committee of two or more members of the Board (the Committee). The Committee may delegate all or any part of its authority to a one person committee consisting of the Chief Executive Officer of the Company for purposes of granting awards.

Shares Subject to the Non-Officer Plan. As of September 30, 2004, 1,407,784 shares of the Company’s common stock were subject to outstanding awards granted and 423,405 shares remained available for future award grants under the Non-Officer Plan. If any award granted pursuant to the Non-Officer Plan expires or terminates without being exercised in full, the unexercised shares released from such award will again become available for issuance under the Non-Officer Plan. The Committee, in its sole discretion, may adjust the number of shares and the purchase price per share to give effect to adjustments made in the number of outstanding common stock of the Company pursuant to mergers, consolidations, splits, combinations, or other changes in capitalization as described in the Non-Officer Plan.

Eligibility. All employees of the Company and its subsidiaries who are not also officers or directors of the Company, and consultants to the Company or its subsidiaries, are eligible to receive awards under the Non-Officer Plan.

Incentive and Non-Statutory Stock Options. The Non-Officer Plan authorizes the grant of non-statutory stock options. Because the Non-Officer Plan has not been approved by the Company’s stockholders, under the Internal Revenue Code of 1986, as amended, incentive stock options may not be granted under the Non-Officer Plan. The exercise price of an option is determined by the Committee. The exercise price may not be less than 50% of the fair market value, as defined in the Non-Officer Plan, of the Company’s common stock on the date the option is granted. Stock options may be granted and exercised at such times as the Committee may determine, provided that the term shall not exceed ten years from the date of grant. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, bank draft or money order, by delivery of shares of Company common stock having a fair market value on the date the option is exercised equal to all or any part of the option price of the common stock being purchased or any combination of the above.

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

PART III (CONTINUED)

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION (CONTINUED)

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Consolidated Financial Statements and Schedules of the Company

1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2004, 2003 and 2002

Consolidated Balance Sheets as of September 30, 2004 and 2003

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Public Accounting Firm

     (b) Exhibits

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

          (b) Exhibits (continued)

Exhibit
Number	Description
4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (6)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (7)

10(a)	Stock Option Plan of the Company as Amended and Restated as of January 22, 2003 (8)

10(b)	Form of indemnification agreement with directors and officers of the Company (9)

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999* (10)

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (11)

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated October 24, 1999* (12)

10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000* (13)

10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001* (14)

10(f)	Employee Stock Purchase Plan, as amended, of the Company (15)

10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of January 22, 2003 (16)

10(h)	Digi International Inc. Non-Officer Stock Option Plan, as amended (17)

10(i)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (18)

10(j)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (19)

10(k)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (20)

10(l)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (21)

13	2004 Letter to Stockholders

14	Code of Ethics (22)

21	Subsidiaries of the Company

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

          (b) Exhibits (continued)

Exhibit
Number	Description
23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972).

(3)	Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated April 5, 2002 (File No. 0-17972).

(4)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(5)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(6)	Incorporated by reference of Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).

(7)	Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

(8)	Incorporated by reference to the corresponding exhibit number to the Company’s Form 10-Q for the quarter ended December 31, 2002 (File no. 0-17972).

(9)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).

(10)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(11)	Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(12)	Incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended September 30, 1999 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2000 (File no. 0-17972).

(14)	Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on January 23, 2002 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-Q for the quarter ended December 31, 2002 (File no. 0-17972).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(17)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82674).

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(19)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

(20)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

(21)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).

(22)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended September 30, 2003 (File no. 0-17972).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.

November 29, 2004	By:	/s/ Joseph T. Dunsmore

Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 29, 2004	/s/ Joseph T. Dunsmore

Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director
(Principal Executive Officer)

November 29, 2004	/s/ Subramanian Krishnan

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

November 29, 2004	/s/ Subramanian Krishnan

Subramanian Krishnan
Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description	Page
2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001	Incorporated by Reference

2(b)	Asset Purchase Agreement, dated as of March 21, 2002, by and between the Company and Communications Systems, Inc.	Incorporated by Reference

2(c)	Amendment No. 1 to Asset Purchase Agreement, dated as of March 25, 2002, by and between the Company and Communications Systems, Inc.	Incorporated by Reference

3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company, as amended	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Shares Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference

10(a)	Stock Option Plan of the Company as Amended and Restated as of January 22, 2003	Incorporated by Reference

10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference

10(c)(i)	Amendment to the Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore, dated October 24, 1999	Incorporated by Reference

10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000	Incorporated by Reference

10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001	Incorporated by Reference

10(f)	Employee Stock Purchase Plan, as amended, of the Company	Incorporated by Reference

10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of January 22, 2003	Incorporated by Reference

10(h)	Digi International Inc. Non-Officer Stock Option Plan, as amended	Incorporated by Reference

10(i)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference

10(j)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference

10(k)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference

10(l)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page
13	2004 Letter to Stockholders	Filed Electronically

14	Code of Ethics	Incorporated by Reference

21	Subsidiaries of the Company	Filed Electronically

23	Consent of Independent Registered Public Accounting Firm	Filed Electronically

24	Powers of Attorney	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically