Form 10-Q
period 2004-12-31
DIGI INTERNATIONAL INC
filed 2005-02-04
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑       No ☐

On January 31, 2005, there were 22,441,317 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2004	2003
	(in thousands, except per common share data)
Net sales	$29,470	$26,307
Cost of sales	11,159	10,203

Gross profit	18,311	16,104

Operating expenses:
Sales and marketing	6,443	6,076
Research and development	4,252	4,511
General and administrative	3,515	3,238

Total operating expenses	14,210	13,825

Operating income	4,101	2,279

Other income, net	190	74

Income before income taxes	4,291	2,353
Income tax provision	1,330	706

Net income	$2,961	$1,647

Net income per common share, basic and diluted	$0.13	$0.08

Weighted average common shares, basic	22,082	20,498

Weighted average common shares, diluted	23,309	21,276

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2004	2004
	(in thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$12,400	$19,528
Marketable securities	68,556	59,639
Accounts receivable, net	12,019	10,555
Inventories	12,566	11,231
Other	5,328	4,315

Total current assets	110,869	105,268

Marketable securities, long-term	2,000	2,500
Property, equipment and improvements, net	18,800	18,634
Identifiable intangible assets, net	13,043	14,417

Goodwill	5,816	5,816
Net deferred tax assets	3,403	3,013
Other	730	817

Total assets	$154,661	$150,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,489	$4,945
Income taxes payable	6,138	9,107
Accrued expenses:
Compensation	2,953	4,839
Other	3,264	3,391
Deferred revenue	493	896

Total current liabilities	18,337	23,178
Net deferred tax liabilities	83	208

Total liabilities	18,420	23,386

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 25,189,791 and 24,678,496 shares issued	252	247
Additional paid-in capital	133,642	128,538
Retained earnings	21,192	18,231
Accumulated other comprehensive income	1,285	333
Treasury stock, at cost, 2,846,096 and 2,865,907 shares	(20,130)	(20,270)

Total stockholders’ equity	136,241	127,079

Total liabilities and stockholders’ equity	$154,661	$150,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2004	2003
	(in thousands)
Operating activities:
Net income	$2,961	$1,647
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of identifiable intangible assets and other assets	1,572	1,550
Depreciation of property, equipment and improvements	566	657
Tax benefit related to the exercise of stock options	1,509	534
Other	(185)	83
Changes in operating assets and liabilities
Accounts receivable	(1,029)	1,004
Inventories	(1,341)	(788)
Other assets	(1,045)	(996)
Accounts payable and accrued expenses	(2,275)	(1,108)
Income taxes payable	(2,978)	601
Other	(515)	(430)

Total adjustments	(5,721)	1,107

Net cash (used in) provided by operating activities	(2,760)	2,754

Investing activities:
(Purchase) settlement of held-to-maturity marketable securities, net	(8,417)	3,895
Contingent purchase price payments related to business acquisitions	—	(1,962)
Purchase of property, equipment, improvements and certain other intangible assets	(196)	(371)

Net cash (used in) provided by investing activities	(8,613)	1,562

Financing activities:
Proceeds from stock option plan transactions	3,561	1,858
Proceeds from employee stock purchase plan transactions	179	335

Net cash provided by financing activities	3,740	2,193

Effect of exchange rate changes on cash and cash equivalents	505	467

Net (decrease) increase in cash and cash equivalents	(7,128)	6,976
Cash and cash equivalents, beginning of period	19,528	17,228

Cash and cash equivalents, end of period	$12,400	$24,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the Company or Digi) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s 2004 Annual Report on Form 10-K as filed with the SEC.

The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

2. STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS 123), the Company has chosen to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the common stock. Such compensation expense, if any, is amortized on a straight-line basis over the option vesting period. This compensation expense is reflected as an addition to net income in the table below.

Had the Company applied the fair-value-based method of accounting for its stock options granted to employees and for the stock purchases under the employee stock purchase plan in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – an amendment of FAS 123,” and charged operations over the option vesting periods based on the fair value of options on the date of grant, net income and net income per common share would have changed to the pro forma amounts indicated below (in thousands, except per common share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. STOCK BASED COMPENSATION (CONTINUED)

	Three months ended December 31,
	2004	2003
Net income as reported	$2,961	$1,647
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	—	47
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(350)	(1,054)

Pro forma net income	$2,611	$640

Net income per common share:
Basic — as reported	$0.13	$0.08
Basic — pro forma	$0.12	$0.03

Diluted — as reported	$0.13	$0.08
Diluted — pro forma	$0.11	$0.03

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) which revises FAS 123 and supersedes APB 25. This standard establishes standards relating to accounting for transactions in which equity instruments are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). The Company is required to adopt the provisions of this standard effective for periods beginning after June 15, 2005. The Company is currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense and a reduction to net income and net income per common share. As indicated by the pro forma amounts in the above table, the adoption of this standard is expected to have a material effect on the consolidated results of operations.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only common equivalent shares are those that result from dilutive common stock options and shares purchased through the employee stock purchase plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. NET INCOME PER COMMON SHARE (CONTINUED)

The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2004	2003
Numerator:
Net income	$2,961	$1,647

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	22,082	20,498

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	1,227	778

Denominator for diluted net income per common share — adjusted weighted average shares	23,309	21,276

Net income per common share, basic and diluted	$0.13	$0.08

Common equivalent shares related to stock options to purchase 552,225 and 2,679,643 common shares at December 31, 2004 and 2003, respectively were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive whether or not the Company generated net income.

4. INVENTORIES

Inventories are stated at the lower of cost or market value, with cost determined on the first-in, first-out method. Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2004	2004
Raw materials	$9,852	$8,767
Work in process	837	96
Finished goods	1,877	2,368

	$12,566	$11,231

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Amortized identifiable intangible assets, by reportable business segment, are comprised of the following (in thousands):

	As of December 31, 2004
	Connectivity Solutions		Device Networking
	Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net

Purchased and core technology	$20,614	$(17,981)	$11,100	$(5,319)	$31,714	$(23,300)	$8,414
License agreements	40	(34)	2,400	(1,150)	2,440	(1,184)	1,256
Patents and trademarks	1,375	(825)	1,407	(651)	2,782	(1,476)	1,306
Customer maintenance contracts	—	—	700	(201)	700	(201)	499
Customer relationships	—	—	2,200	(632)	2,200	(632)	1,568

Total	$22,029	$(18,840)	$17,807	$(7,953)	$39,836	$(26,793)	$13,043

	As of September 30, 2004
	Connectivity Solutions		Device Networking
	Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net

Purchased and core technology	$20,614	$(17,304)	$11,100	$(4,856)	$31,714	$(22,160)	$9,554
License agreements	40	(32)	2,400	(1,050)	2,440	(1,082)	1,358
Patents and trademarks	1,312	(759)	1,406	(592)	2,718	(1,351)	1,367
Customer maintenance contracts	—	—	700	(184)	700	(184)	516
Customer relationships	—	—	2,200	(578)	2,200	(578)	1,622

Total	$21,966	$(18,095)	$17,806	$(7,260)	$39,772	$(25,355)	$14,417

Amortization expense related to identifiable intangible assets is recorded as a cost of goods sold or general and administrative expense depending upon the nature of the identifiable intangible asset. Amortization expense by reportable business segment is as follows (in thousands):

	Three months ended December 31,
		Device
	Connectivity	Networking
	Solutions	Solutions
	Segment	Segment	Total
2004	$745	$693	$1,438
2003	$698	$693	$1,391

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)

Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2005 and the five succeeding fiscal years is as follows (in thousands):

2005 (nine months)	$3,548
2006	4,401
2007	3,033
2008	1,491
2009	563
2010	549

The changes in the carrying amount of goodwill are as follows (in thousands):

	Three months ended
	December 31, 2004			December 31, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total

Beginning balance, October 1	$5,265	$551	$5,816	$3,303	$551	$3,854

Contingent purchase price payments	—	—	—	1,962	—	1,962

Ending balance, December 31	$5,265	$551	$5,816	$5,265	$551	$5,816

There are no outstanding contingent purchase price obligations at December 31, 2004.

6. INCOME TAXES

The Company completed a review of certain of its prior fiscal years with the U.S. Internal Revenue Service (IRS) in the first quarter of fiscal 2005. As a result of a settlement agreement associated with this review, which is subject to final approval by the Congressional Joint Committee on Taxation, the Company anticipates that a reversal of approximately $5.5 million of previously established income tax reserves may be recorded during fiscal 2005. Upon approval the reversal of these reserves will be accounted for as a discrete event and will result in an income tax benefit of approximately $5.5 million. The timing and amount of the reversal are uncertain. The Company cannot provide any assurance that such approval by the Congressional Joint Committee on Taxation will occur. The Company paid $3.2 million in the first quarter of fiscal 2005 as part of the settlement agreement.

7. FINANCIAL GUARANTEES

The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty accrual (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. FINANCIAL GUARANTEES (CONTINUED)

	Three months ended December 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued	made	December 31
2004	$855	$165	$(150)	$870
2003	$879	$119	$(119)	$879

The Company is not responsible and does not warrant that custom software versions created by original equipment manufacturer (OEM) customers based upon the Company’s software source code will function in a particular way, will conform to any specifications or are fit for any particular purpose and does not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.

8. COMPREHENSIVE INCOME

For the Company, comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income within stockholders’ equity.

Comprehensive income was as follows (in thousands):

	Three months ended
	December 31,
	2004	2003
Net income	$2,961	$1,647
Foreign currency translation gain, net of income tax	952	330

Comprehensive income	$3,913	$1,977

9. SEGMENT INFORMATION

The Company operates in two reportable segments, the Connectivity Solutions Segment and the Device Networking Solutions Segment.

Connectivity Solutions — Connectivity solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include terminal servers, Universal Serial Bus (USB) connectivity, multi-port serial adaptors, Integrated Services Digital Network (ISDN), and Remote Access Server (RAS). This reporting segment is comprised of two operating units. The operating units include the USB products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka and Eden Prairie, Minnesota; Dortmund, Germany; Hong Kong, China; and the Inside Out Networks facilities in Austin, Texas and Long Beach, California.

Device Networking Solutions – Device Networking Solutions are integrated hardware and software solutions for manufacturers and integrators who want to build network-ready products and solutions. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated microprocessors, printer controller boards, and network interface cards. In addition, the Company licenses software products that are embedded into electronic

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. SEGMENT INFORMATION (CONTINUED)

devices to enable Internet and Web-based communications. The operations of NetSilicon and the Device Server product line comprise this segment and are located in Waltham, Massachusetts; Tokyo, Japan; Dortmund, Germany; and Minnetonka, Minnesota.

Summary financial data by business segment are presented below (in thousands):

	Three months ended December 31, 2004			Three months ended December 31, 2003
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
Net sales	$19,353	$10,117	$29,470	$17,549	$8,758	$26,307

Operating income (loss)	5,973	(1,872)	4,101	5,288	(3,009)	2,279

Total assets	$137,410	$17,251	$154,661	$113,121	$24,403	$137,524

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income before income taxes follows (in thousands):

	Three months ended December 31,
	2004	2003
Operating income — Connectivity Solutions Segment	$5,973	$5,288

Operating loss — Device Networking Solutions Segment	(1,872)	(3,009)

	4,101	2,279

Other income, net	190	74

Consolidated income before income taxes	$4,291	$2,353

10. LEGAL PROCEEDINGS

On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of NetSilicon and approximately 300 other public companies. The complaint names as defendants the Company, NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. The Company believes that the claims against the NetSilicon defendants are without merit and has defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LEGAL PROCEEDINGS (CONTINUED)

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants.

Formal settlement documents, including a stipulation of settlement and related documents were filed with the Court in June 2004. The plaintiffs in the case against the Company, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases.

Consummation of the proposed settlement remains conditioned on, among other things, receipt of both preliminary and final Court approval. If the court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement. If the proposed settlement is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of December 31, 2004, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.

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

In the normal course of business, the Company is subject to various claims and litigation, including patent infringement and intellectual property claims. Management of the Company expects that these various claims and litigation will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

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

The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, those described under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended September 30, 2004. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange
Commission, including without limitation, its annual report on Form 10-K, its quarterly reports on Form 10-Q and its registration statements, could cause the Company’s actual future results to differ from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. There were no changes to these accounting policies during the first three months of fiscal 2005.

The Company completed a review of certain of its prior fiscal years with the U.S. Internal Revenue Service (IRS) in the first quarter of fiscal 2005. The Company signed a settlement agreement, Form 870 — Waiver of Restrictions on Assessment and Collection of Deficiency in Tax and Acceptance of Overassessment, on November 2, 2004. As a result of the settlement agreement associated with this review, which is subject to final approval by the Congressional Joint Committee on Taxation, the Company anticipates that a reversal of approximately $5.5 million of previously established income tax reserves may be recorded during fiscal 2005. Upon approval the reversal of these reserves will be accounted for as a discrete event and will result in an income tax benefit of approximately $5.5 million. The timing and amount of the reversal are uncertain. The Company cannot provide any assurance that such approval by the Congressional Joint Committee on Taxation will occur. The Company paid $3.2 million in the first quarter of fiscal 2005 as part of the settlement agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW

Digi operates in the communications technology sector, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. Digi places a high priority on development of innovative products that provide differentiated features and functions and allow for ease of integration with customers’ applications. Innovative new product introduction, together with improved execution in sales and marketing and a cost containment focus throughout the Company, created an increase in operating income in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The Company competes for customers on the basis of product performance, support, quality, product features, company reputation, customer and channel relationships, price and availability.

The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment (see Note 9 to the Company’s Condensed Consolidated Financial Statements). The Connectivity Solutions segment includes products that are mature and are in flat to declining markets as well as products that have recently been introduced and are in growing markets. The Company’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from mature products and applications to other newer technologies.

The Company expects continued long-term growth in the Device Networking Solutions segment. The Company believes the NetSilicon device connectivity products, along with a line of embeddable modules and controllers, will provide an expanded range of products and technology in the future and will allow customers to migrate from an external box to a board or module and eventually to a fully integrated chip without making major changes to their software platforms.

The Company intends to continue to extend its current product lines with next generation commercial grade device networking products and technologies targeted for selected vertical markets, such as point of sale, industrial automation, office automation, and building controls. The Company believes that there is a market trend of device networking in vertical commercial applications that will require communications intelligence or connectivity to the network or the internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. The Company believes that it is well positioned to leverage its current products and technologies to take advantage of this market trend.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months endes December 31,				% increase
	2004		2003		(decrease)
Net sales	$29,470	100.0%	$26,307	100.0%	12.0%
Cost of sales	11,159	37.9	10,203	38.8	9.4

Gross profit	18,311	62.1	16,104	61.2	13.7
Operating expenses:
Sales and marketing	6,443	21.9	6,076	23.1	6.0
Research and development	4,252	14.4	4,511	17.1	(5.7)
General and administrative	2,190	7.4	1,940	7.4	12.9
Intangibles amortization (1)	1,325	4.5	1,298	4.9	2.1

Total operating expenses	14,210	48.2	13,825	52.5	2.8
Operating income	4,101	13.9	2,279	8.7	79.9
Other income, net	190	0.6	74	0.3	159.4

Income before income taxes	4,291	14.5	2,353	9.0	82.4
Income tax provision	1,330	4.5	706	2.7	88.5

Net income	$2,961	10.0%	$1,647	6.3%	79.8%

(1)	Intangibles amortization is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

NET SALES

Net sales for the three months ended December 31, 2004 were $29.5 million compared to net sales of $26.3 million for the three months ended December 31, 2003. The communication technology sector continued to stabilize, along with growth in the economy, and Digi continued to improve its competitive position with new product introductions and enhancements in both of its business segments. These new product introductions and enhancements, as well as a change in the customer and product mix, combined to produce an increase in net sales of $3.2 million, or 12.0%, in the three month period ended December 31, 2004 compared to the same period in the prior fiscal year. Fluctuation in foreign currency rates compared to the prior year’s rates also had a favorable impact on net sales of $0.3 million in the three month period ended December 31, 2004.

The following tables set forth revenue by segment expressed in thousands of dollars and as a percentage of net sales:

	Three months ended		Three months ended
	December 31, 2004		December 31, 2003
Connectivity Solutions	$19,353	65.7%	$17,549	66.7%
Device Networking Solutions	10,117	34.3%	8,758	33.3%

Total	$29,470	100.0%	$26,307	100.0%

Digi continued to enhance its channel strategy including employing additional channel partners and releasing product line enhancements. Connectivity Solutions net sales increased $1.8 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 due to an increase in sales of growth products within this

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

segment. Growth products within this segment are comprised of USB and terminal server products. Mature products within this segment include ISDN, RAS and multi-port serial adaptors.

Net sales generated by the Device Networking Solutions segment increased $1.4 million in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase is primarily due to continued market penetration of the device server product line, the introduction and ramp up of new and recently introduced products and new customers reaching production volumes.

GROSS PROFIT

Gross profit margin for the first quarter of fiscal 2005 was 62.1% compared to 61.2% for the first quarter of fiscal 2004. The improved gross profit margin was primarily due to customer and product mix, as well as manufacturing efficiencies.

OPERATING EXPENSES

Sales and marketing expenses for the three months ended December 31, 2004 were $6.4 million, or 21.9% of net sales, compared to $6.1 million, or 23.1% of net sales for the three months ended December 31, 2003. The increase in sales and marketing expense dollars is primarily due to an increase in variable selling expenses resulting from increased sales. The strengthening of the Euro against the U.S. dollar also unfavorably impacted sales and marketing expense by $0.1 million between comparable three month periods.

Research and development expenses for the three months ended December 31, 2004 were $4.3 million, or 14.4% of net sales, compared to $4.5 million, or 17.1% of net sales for the three months ended December 31, 2003. The decline in research and development was primarily due to the timing of development expenses related to chip fabrication and testing.

General and administrative expenses for the three months ended December 31, 2004 were $3.5 million, or 11.9% of net sales, compared to $3.2 million, or 12.3% of net sales for the three months ended December 31, 2003. The increase in general and administrative expense was primarily due to increased professional service expense including legal, audit and tax service expense.

OTHER INCOME, NET

Other income, net was $0.2 million for the three months ended December 31, 2004 compared to other income, net of $0.1 million for the three months ended December 31, 2003. The Company realized interest income on marketable securities and cash and cash equivalents of $0.3 million and $0.2 million for the three month periods ended December 31, 2004 and 2003, respectively. The increase in interest income was due to higher average cash and marketable securities balances and higher average interest rates in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Other expense remained relatively flat between periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

Income taxes have been provided for at an estimated annual effective rate of 31.0% for the three month period ended December 31, 2004 compared to an estimated annual effective rate of 30.0% for the three month period ended December 31, 2003. The effective tax rate is lower than the U.S. statutory rate of 35.0% due to utilization of income tax credits and an exclusion of extraterritorial income.

Tax regulations require certain items to be included in the tax return at different times than items are required to be recorded in the financial statements. Some of these differences are permanent, such as expenses that will never be deductible on the tax return, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent timing differences that will result in tax deductions in future years. Deferred tax liabilities generally represent timing differences that will result in taxable income in future years. In accordance with FAS 109, the Company is required to assess the likelihood that its deferred tax assets will be realized and the need for a valuation allowance against those assets. Future realization of deferred tax assets depends on sufficient future taxable income to realize a future tax benefit. The Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at December 31, 2004. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At December 31, 2004, the Company had cash, cash equivalents and marketable securities of $83.0 million compared to $81.7 million at September 30, 2004. The Company’s working capital increased $10.4 million to $92.5 million at December 31, 2004 compared to $82.1 million at September 30, 2004.

Net cash used in operating activities was $2.8 million for the three months ended December 31, 2004, compared to net cash provided by operating activities of $2.8 million for the three months ended December 31, 2003. Changes in operating assets and liabilities used $9.2 million in cash during the three months ended December 31, 2004 compared to a use of $1.7 million of cash during the three months ended December 31, 2003. A decrease in accounts payable and accrued expenses resulted in the use of $2.3 million of cash during the three months ended December 31, 2004 compared to a use of $1.1 million during the same period one year ago, primarily due to annual bonus payments. A decline in income taxes payable resulted in the use of $3.0 million of cash during the three months ended December 31, 2004, primarily due to the payment of $3.2 million to the IRS in November 2004 as part of the settlement agreement related to the review of prior fiscal years, compared to an increase in income taxes payable of $0.6 million in the same period a year ago. An increase in accounts receivable resulted in the use of $1.0 million of cash during the three months ended December 31, 2004 compared to a decrease of $1.0 million in accounts receivable during the same period one year ago. The change in accounts receivable related primarily to increased sales and the timing of sales in these respective periods. Increased inventory purchases resulted in the use of $1.3 million of cash during the three months ended December 31, 2004 compared to increased inventory purchases during the same period one year ago, which used $0.8 million in cash. The increase in inventory is primarily the result of the timing of strategic inventory purchases and timing of inventories used by the Company’s subcontracted manufacturers. All other changes in operating

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

assets and liabilities resulted in the use of $1.6 million of cash for the three months ended December 31, 2004 compared to the use of $1.4 million of cash during the same period a year ago.

Net cash used in investing activities was $8.6 million during the three months ended December 31, 2004 compared to net cash provided by investing activities of $1.6 million during the same period a year ago. Net purchases of marketable securities were $8.4 million during the three months ended December 31, 2004 compared to net proceeds from maturities of $3.9 million during the same period one year ago. The Company used $2.0 million during the three month period ended December 31, 2003 for contingent purchase price payments related to the Inside Out Networks acquisition. There are no outstanding contingent purchase price obligations at December 31, 2004. Purchases of property, equipment, improvements and certain other intangible assets were $0.2 million and $0.4 million for the three months ended December 31, 2004 and 2003, respectively. The Company anticipates total fiscal 2005 capital expenditures to approximate $1.0 million.

The Company generated $3.7 million from financing activities during the three months ended December, 2004, compared to $2.2 million during the same period a year ago as a result of proceeds from stock option and employee stock purchase plan transactions.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business operations.

The following summarizes the Company’s contractual obligations at December 31, 2004 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$2,819	$1,330	$1,489	$—	$—

Total contractual cash obligations	$2,819	$1,330	$1,489	$—	$—

The lease obligations summarized above relate to various operating lease agreements for office space and equipment and have not been reduced by minimum sublease rentals of $0.1 million due in the future under noncancellable subleases.

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

FOREIGN CURRENCY TRANSLATION (CONTINUED)

For the three months ended December 31, 2004 and 2003, the Company had approximately $12.0 million and $12.2 million, respectively, of net sales to foreign customers including export sales, of which $4.0 million and $4.4 million, respectively, was denominated in foreign currency, predominantly the Euro. In future periods, a significant portion of sales will continue to be made in Euros.

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued FAS 123R which replaces FAS 123 and supersedes APB 25. This standard establishes standards for accounting for transactions in which equity instruments are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and the cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). The Company is required to adopt the provisions of this standard effective for periods beginning after June 15, 2005. The Company is currently evaluating the impact of this standard. The Company expects that the standard will result in an increase in compensation expense which will result in a reduction to net income and net income per common share. The adoption of this standard is expected to have a material effect on the consolidated results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

During the three months ended December 31, 2004, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 8.9% from 1.1889 to 1.2952 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 2.2% from .0092 to ..0094. A 10.0% change from the first quarter fiscal 2005 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.3% increase or decrease in net sales and a 0.6% increase or decrease in stockholder’s equity for the three month period ended December 31, 2004. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material set forth in Note 10 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company, as amended (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

10(a)	Digi International Inc. Non-Officer Stock Option Plan

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: February 4, 2005	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing
3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

10(a)	Digi International Inc. Non-Officer Stock Option Plan	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically