Form 10-Q
period 2005-03-31
DIGI INTERNATIONAL INC
filed 2005-05-05
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission file number: 0-17972

DIGI INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-1532464 (I.R.S. Employer Identification Number)

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

Yes ☑ No ☐

On April 30, 2005, there were 22,575,964 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
	(in thousands, except per common share data)
Net sales	$29,312	$27,339	$58,782	$53,646
Cost of sales	11,328	10,804	22,487	21,007

Gross profit	17,984	16,535	36,295	32,639

Operating expenses:
Sales and marketing	6,411	6,425	12,854	12,501
Research and development	3,820	4,453	8,072	8,964
General and administrative	3,557	3,237	7,072	6,475

Total operating expenses	13,788	14,115	27,998	27,940

Operating income	4,196	2,420	8,297	4,699

Other income (expense), net	312	(6)	502	68

Income before income taxes	4,508	2,414	8,799	4,767
Income tax (benefit) provision	(4,291)	676	(2,961)	1,382

Net income	$8,799	$1,738	$11,760	$3,385

Net income per common share, basic	$0.39	$0.08	$0.53	$0.16

Net income per common share, diluted	$0.37	$0.08	$0.50	$0.16

Weighted average common shares, basic	22,477	21,091	22,277	20,793

Weighted average common shares, diluted	23,645	22,005	23,473	21,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2005	2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,970	$19,528

Marketable securities	60,090	59,639
Accounts receivable, net	13,159	10,555
Inventories	11,215	11,231
Other	6,366	4,315

Total current assets	110,800	105,268

Marketable securities, long-term	7,545	2,500
Property, equipment and improvements, net	17,971	18,634
Identifiable intangible assets, net	11,789	14,417

Goodwill	5,816	5,816
Net deferred tax assets	4,728	3,013
Deposit on business acquisition	4,400	—
Other	666	817

Total assets	$163,715	$150,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,839	$4,945
Income taxes payable	3,828	9,107
Accrued expenses:
Compensation	3,918	4,839
Other	3,627	3,391
Deferred revenue	262	896

Total current liabilities	16,474	23,178
Net deferred tax liabilities	—	208

Total liabilities	16,474	23,386

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 25,377,485 and 24,678,496 shares issued	254	247
Additional paid-in capital	135,750	128,538
Retained earnings	29,991	18,231
Accumulated other comprehensive income	1,213	333
Treasury stock, at cost, 2,823,000 and 2,865,907 shares	(19,967)	(20,270)

Total stockholders’ equity	147,241	127,079

Total liabilities and stockholders’ equity	$163,715	$150,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2005	2004
	(in thousands)
Operating activities:
Net income	$11,760	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of identifiable intangible assets and other assets	3,028	3,070
Depreciation of property, equipment and improvements	1,161	1,295
Tax benefit related to the exercise of stock options	1,986	1,618
Other	(167)	(109)
Changes in operating assets and liabilities
Accounts receivable	(2,089)	1,232
Inventories	(169)	216
Other assets	(1,035)	(309)
Accounts payable and accrued expenses	(1,707)	(2,237)
Income taxes payable	(5,283)	515
Net deferred tax assets	(3,060)	(936)

Total adjustments	(7,335)	4,355

Net cash provided by operating activities	4,425	7,740

Investing activities:
Purchase of held-to-maturity marketable securities, net of settlements	(5,496)	(8,603)
Contingent purchase price payments related to business acquisitions	—	(1,962)
Purchase of property, equipment, improvements and certain other intangible assets	(333)	(449)
Deposit on business acquisition	(4,400)	—

Net cash used in investing activities	(10,229)	(11,014)

Financing activities:
Payments on borrowings	—	(2,149)
Proceeds from stock option plan transactions	5,072	6,139
Proceeds from employee stock purchase plan transactions	411	335

Net cash provided by financing activities	5,483	4,325

Effect of exchange rate changes on cash and cash equivalents	763	824

Net increase in cash and cash equivalents	442	1,875
Cash and cash equivalents, beginning of period	19,528	17,228

Cash and cash equivalents, end of period	$19,970	$19,103

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

The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments (except for the discrete event related to the reversal of certain income tax reserves as a result of a settlement of an Internal Revenue Service audit) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. STOCK BASED COMPENSATION (CONTINUED)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income as reported	$8,799	$1,738	$11,760	$3,385
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	37	16	37	63
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(383)	(446)	(733)	(1,501)

Pro forma net income	$8,453	$1,308	$11,064	$1,947

Net income per common share:
Basic — as reported	$0.39	$0.08	$0.53	$0.16
Basic — pro forma	$0.38	$0.06	$0.50	$0.09

Diluted — as reported	$0.37	$0.08	$0.50	$0.16
Diluted — pro forma	$0.36	$0.06	$0.48	$0.09

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) which revises FAS 123 and supersedes APB 25. This standard establishes standards relating to accounting for transactions in which equity instruments, such as stock options, are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). In April 2005 the SEC delayed the effective date of FAS 123R and as a result, the Company is required to adopt the provisions of this standard beginning October 1, 2005. The Company is currently evaluating the impact of this standard. The adoption of this standard will result in an increase in compensation expense and a reduction to net income and net income per common share. As indicated by the pro forma amounts in the above table, the adoption of this standard is expected to have a material effect on the consolidated results of operations.

3. NET INCOME PER COMMON SHARE

Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and potentially dilutive shares outstanding during the period. The Company’s only potentially dilutive shares are those that result from dilutive common stock options and shares purchased through the employee stock purchase plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. NET INCOME PER COMMON SHARE (CONTINUED)

The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Numerator:
Net income	$8,799	$1,738	$11,760	$3,385

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	22,477	21,091	22,277	20,793

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	1,168	914	1,196	852

Denominator for diluted net income per common share — adjusted weighted average shares	23,645	22,005	23,473	21,645

Net income per common share, basic	$0.39	$0.08	$0.53	$0.16

Net income per common share, diluted	$0.37	$0.08	$0.50	$0.16

Potentially dilutive shares related to stock options to purchase 275,375 and 300,375 common shares for the three and six month periods ended March 31, 2005, respectively, and potentially dilutive shares related to stock options to purchase 1,928,975 and 2,070,745 common shares for the three and six month periods ended March 31, 2004, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.

4. ACQUISITION

Effective April 1, 2005, the Company acquired FS Forth-Systeme GmbH and Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. FS Forth is a provider of embedded modules, software and development services for the rapidly expanding embedded networking market. A payment of $4.4 million was made to Embedded Solutions AG on March 30, 2005. The effective date of the acquisition was April 1, 2005, therefore, the operations of FS Forth are not reflected in the Company’s financial statements as of March 31, 2005 other than the $4.4 million which is presented as a deposit on business acquisition in the Condensed Consolidated Balance Sheet at March 31, 2005. The Company has determined that FS Forth’s line of embedded modules, software and development services will be part of the Device Networking Solutions segment.

Components of the purchase consideration consist of $4.4 million in cash subject to a purchase price adjustment to be made based on the values of liabilities and stockholders’ equity contained on the final closing balance sheet of FS Forth as of March 31, 2005. In addition, contingent consideration of up to $2.0 million is payable in installments of $0.8 million on October 1, 2006 and $1.2 million on October 1, 2007 if FS Forth achieves certain future milestones.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. ACQUISITION (CONTINUED)

The transaction will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the estimated fair value of assets acquired consisting of tangible assets (principally accounts receivable, inventories and equipment) and intangible assets (principally customer relationships, technology and goodwill) and liabilities assumed. The purchase price allocation had not been finalized at March 31, 2005 and is expected to be finalized in the fiscal third quarter.

5. INVENTORIES

Inventories are stated at the lower of cost or market value, with cost determined on the first-in, first-out method. Inventories consisted of the following (in thousands):

	March 31,	September 30,
	2005	2004
Raw materials	$8,806	$8,767
Work in process	600	96
Finished goods	1,809	2,368

	$11,215	$11,231

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Amortized identifiable intangible assets, by reportable business segment, are comprised of the following (in thousands):

	As of March 31, 2005
	Connectivity		Device Networking
	Solutions Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net

Purchased and core technology	$20,614	$(18,543)	$11,100	$(5,781)	$31,714	$(24,324)	$7,390
License agreements	40	(36)	2,400	(1,250)	2,440	(1,286)	1,154
Patents and trademarks	1,440	(893)	1,413	(709)	2,853	(1,602)	1,251
Customer maintenance contracts	—	—	700	(219)	700	(219)	481
Customer relationships	—	—	2,200	(687)	2,200	(687)	1,513

Total	$22,094	$(19,472)	$17,813	$(8,646)	$39,907	$(28,118)	$11,789

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)

	As of September 30, 2004
	Connectivity		Device Networking
	Solutions Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net

Purchased and core technology	$20,614	$(17,304)	$11,100	$(4,856)	$31,714	$(22,160)	$9,554
License agreements	40	(32)	2,400	(1,050)	2,440	(1,082)	1,358
Patents and trademarks	1,312	(759)	1,406	(592)	2,718	(1,351)	1,367
Customer maintenance contracts	—	—	700	(184)	700	(184)	516
Customer relationships	—	—	2,200	(578)	2,200	(578)	1,622

Total	$21,966	$(18,095)	$17,806	$(7,260)	$39,772	$(25,355)	$14,417

Amortization expense related to identifiable intangible assets is recorded as a cost of goods sold or general and administrative expense depending upon the nature of the identifiable intangible asset. Amortization expense by reportable business segment is as follows (in thousands):

	Three months ended March 31,			Six months ended March 31,
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
2005	$632	$694	$1,326	$1,377	$1,386	$2,763
2004	$715	$692	$1,407	$1,413	$1,385	$2,798

Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2005 and the five succeeding fiscal years is as follows (in thousands):

2005 (six months)	$2,233
2006	4,416
2007	3,048
2008	1,506
2009	581
2010	581

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)

     The changes in the carrying amount of goodwill are as follows (in thousands):

	Six months ended
	March 31, 2005			March 31, 2004
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total

Beginning balance, October 1	$5,265	$551	$5,816	$3,303	$551	$3,854

Contingent purchase price payments	—	—	—	1,962	—	1,962

Ending balance, March 31	$5,265	$551	$5,816	$5,265	$551	$5,816

7. INCOME TAXES

In the first quarter of fiscal 2005, the Internal Revenue Service (IRS) completed an audit of certain of the Company’s prior fiscal years income tax returns, subject to final approval by the Congressional Joint Committee on Taxation. As a result of a settlement agreement associated with this audit, the Company paid $3.2 million to the IRS in the first quarter of fiscal 2005 resulting in a reduction to the income taxes payable liability.

In February 2005, the Congressional Joint Committee on Taxation approved the settlement with the IRS. The Company had tax reserves recorded in excess of the ultimate amount settled, which resulted in the reversal of $5.7 million of excess income tax reserves during the second quarter of fiscal 2005. This reversal was accounted for as a discrete event and resulted in an income tax benefit of $5.7 million.

8. FINANCIAL GUARANTEES

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

	Three months ended March 31,
Fiscal	Balance at	Warranties	Settlements	Balance at
Year	December 31	issued	made	March 31
2005	$870	$171	$(141)	$900
2004	$879	$100	$(114)	$865

	Six months ended March 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued	made	March 31
2005	$855	$336	$(291)	$900
2004	$879	$219	$(233)	$865

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. FINANCIAL GUARANTEES (CONTINUED)

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

9. COMPREHENSIVE INCOME

For the Company, comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income within stockholders’ equity.

Comprehensive income was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$8,799	$1,738	$11,760	$3,385
Foreign currency translation (loss) gain, net of income tax	(72)	542	880	872

Comprehensive income	$8,727	$2,280	$12,640	$4,257

10. SEGMENT INFORMATION

The Company operates in two reportable segments, the Connectivity Solutions Segment and the Device Networking Solutions Segment.

Connectivity Solutions — Connectivity solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include terminal servers, Universal Serial Bus (USB) connectivity, multi-port serial adaptors, Integrated Services Digital Network (ISDN), and Remote Access Server (RAS). In February 2005, the Company announced the introduction of the Wireless/Cellular product line which is also included in the Connectivity Solutions segment. Product introductions within this product line provide serial-to-wireless and Ethernet-to-wireless IP connectivity to remote sites and devices via the cellular GSM network. This reporting segment is comprised of two operating units. The operating units include the USB products associated with the Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line. The Company’s Connectivity Solutions segment has operating facilities located in Minnetonka and Eden Prairie, Minnesota; Dortmund, Germany; Hong Kong, China; and the Inside Out Networks facilities in Austin, Texas and Long Beach, California.

Device Networking Solutions – Device Networking Solutions are integrated hardware and software solutions for manufacturers and integrators who want to build network-ready products and solutions. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated microprocessors, integrated microprocessor-based modules, printer controller boards, and network interface cards. In addition, the Company licenses software products

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. SEGMENT INFORMATION (CONTINUED)

that are embedded into electronic devices to enable Internet and Web-based communications. The operations of NetSilicon and the Device Server product line comprise this segment and are located in Waltham, Massachusetts; Tokyo, Japan; Dortmund, Germany; Minnetonka and Eden Prairie, Minnesota; and Hong Kong, China. As a result of the acquisition of FS Forth (see Note 4), operations of the Device Networking Solutions segment will also be located in Breisach, Germany and Logrono, Spain effective April 1, 2005.

Summary financial data by business segment are presented below (in thousands):

	Three months ended March 31, 2005			Three months ended March 31, 2004
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
Net sales	$19,211	$10,101	$29,312	$18,299	$9,040	$27,339

Operating income (loss)	5,379	(1,183)	4,196	5,765	(3,345)	2,420

Total assets	$142,312	$21,403	$163,715	$121,167	$20,123	$141,290

	Six months ended March 31, 2005			Six months ended March 31, 2004
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
Net sales	$38,564	$20,218	$58,782	$35,848	$17,798	$53,646

Operating income (loss)	11,352	(3,055)	8,297	11,053	(6,354)	4,699

Total assets	$142,312	$21,403	$163,715	$121,167	$20,123	$141,290

The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income before income taxes follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Operating income — Connectivity Solutions Segment	$5,379	$5,765	$11,352	$11,053

Operating loss — Device Networking Solutions Segment	(1,183)	(3,345)	(3,055)	(6,354)

	4,196	2,420	8,297	4,699

Other income (expense), net	312	(6)	502	68

Consolidated income before income taxes	$4,508	$2,414	$8,799	$4,767

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LEGAL PROCEEDINGS

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

Consummation of the proposed settlement remains conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were filed with the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet, mailed to all proposed class members, and will schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

If the proposed settlement is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of March 31, 2005, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.

On April 13, 2004, the Company filed a lawsuit against Lantronix Inc. (Lantronix) alleging that certain of Lantronix’s products infringe the Company’s U.S. Patent No. 6,446,192. The Company filed the lawsuit in the U.S. District Court in Minnesota. The lawsuit seeks both monetary and non-monetary relief. On May 3, 2004, Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LEGAL PROCEEDINGS (CONTINUED)

of California. The lawsuit seeks both monetary and non-monetary relief. On February 7, 2005 Lantronix Inc. and Acticon Technologies LLC filed a lawsuit against the Company alleging that certain of the Company’s products infringe U.S. Patent No. 4,972,470. The lawsuit was filed in the U.S. District Court for the Eastern District of Texas. The lawsuit seeks both monetary and non-monetary relief. The Company believes the impact of these disputes on the business, or consolidated results of operations or financial condition of the Company will not be material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES

A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. There were no changes to these accounting policies during the first six months of fiscal 2005.

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

The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment (see Note 10 to the Company’s Condensed Consolidated Financial Statements). The Connectivity Solutions segment includes products that are mature, in which the addressable market is no longer growing and may be declining, as well as products that have recently been introduced and are in growing markets. Mature products within this segment include ISDN, RAS and multi-port serial adaptors. Growth products within this segment are comprised of USB and terminal server products as well as the recently introduced Wireless/Cellular products. The Company’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from mature products and applications to other newer technologies.

The Company expects continued long-term growth in the Device Networking Solutions segment. The primary product lines in this segment include device servers, integrated microprocessors, integrated microprocessor-based modules, printer controller boards, and network interface cards. The Company believes that these products will allow customers to migrate from an external box to a board or module and eventually to a fully integrated chip without making major changes to their existing software platforms.

The Company intends to continue to extend its current product lines with next generation commercial device networking products and technologies targeted for selected vertical markets, such as point of sale, industrial automation, office automation, and building controls. The Company believes that there is a market trend of device networking in vertical commercial applications that will require communications intelligence or connectivity to a network or the internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. The Company believes that it is well positioned to leverage its current products and technologies to take advantage of this market trend.

ACQUISITION

Effective April 1, 2005, the Company acquired FS Forth-Systeme GmbH and Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. FS Forth is a provider of embedded modules, software and development services for the rapidly expanding embedded networking market. A payment of $4.4 million was made to Embedded Solutions AG on March 30, 2005. The effective date of the acquisition was April 1, 2005, therefore, the operations of FS Forth are not reflected

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ACQUISITION (CONTINUED)

in the Company’s financial statements as of March 31, 2005 other than the $4.4 million which is presented as a deposit on business acquisition in the Condensed Consolidated Balance Sheet at March 31, 2005. The transaction will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the estimated fair value of assets acquired and liabilities assumed and is expected to be finalized in the fiscal third quarter (see Note 4 to the Company’s Condensed Consolidated Financial Statements).

CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
	2005		2004		(decrease)	2005		2004		(decrease)
Net sales	$29,312	100.0%	$27,339	100.0%	7.2%	$58,782	100.0%	$53,646	100.0%	9.6%
Cost of sales	11,328	38.7	10,804	39.5	4.9	22,487	38.3	21,007	39.2	7.0

Gross profit	17,984	61.3	16,535	60.5	8.8	36,295	61.7	32,639	60.8	11.2
Operating expenses:
Sales and marketing	6,411	21.9	6,425	23.5	(0.2)	12,854	21.9	12,501	23.3	2.8
Research and development	3,820	13.0	4,453	16.3	(14.2)	8,072	13.7	8,964	16.7	(10.0)
General and administrative	2,348	8.0	1,923	7.0	22.1	4,538	7.7	3,862	7.2	17.5
Intangibles amortization (1)	1,209	4.1	1,314	4.8	(8.0)	2,534	4.3	2,613	4.8	(3.0)

Total operating expenses	13,788	47.0	14,115	51.6	(2.3)	27,998	47.6	27,940	52.0	0.2

Operating income	4,196	14.3	2,420	8.9	73.4	8,297	14.1	4,699	8.8	76.6
Other income (expense), net	312	1.1	(6)	—	N/M	502	0.9	68	0.1	N/M

Income before income taxes	4,508	15.4	2,414	8.9	86.7	8,799	15.0	4,767	8.9	84.6
Income tax (benefit) provision	(4,291)	(14.6)	676	2.5	N/M	(2,961)	(5.0)	1,382	2.6	N/M

Net income	$8,799	30.0%	$1,738	6.4%	406.3%	$11,760	20.0%	$3,385	6.3%	247.4%

(1)	Intangibles amortization is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

N/M means not meaningful

NET SALES

Net sales for the three and six months ended March 31, 2005 were $29.3 million and $58.8 million compared to net sales of $27.3 million and $53.6 million for the three and six months ended March 31, 2004. The Company’s net sales increased $2.0 million, or 7.2%, and $5.1 million, or 9.6%, for the three and six months ended March 31, 2005 compared to the same periods in the prior fiscal year. The increase in net sales in both the three and six month periods is the result of increased net sales of terminal server, USB, and device server products. The Company experienced a migration from asynchronous serial port mature products to terminal server, USB, and device server product lines, combined with a favorable change in product mix. The increase in net sales was augmented by new product introductions and enhancements in both of the Company’s business segments. The Company believes it is operating in a tighter economic environment due to a slowing in the economy and believes this had an impact on net sales in the second quarter of fiscal 2005 and may continue to have an impact on net sales in the future. Fluctuation in foreign currency rates compared to the prior year’s rates also had a favorable impact on net sales of $0.2 million and $0.5 million in the three and six month periods ended March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES (CONTINUED)

The following tables set forth net sales by segment expressed in thousands of dollars and as a percentage of net sales:

	Three months ended March 31,				Six months ended March 31,
	2005		2004		2005		2004
Connectivity Solutions	$19,211	65.5%	$18,299	66.9%	$38,564	65.6%	$35,848	66.8%
Device Networking Solutions	10,101	34.5%	9,040	33.1%	20,218	34.4%	17,798	33.2%

Total	$29,312	100.0%	$27,339	100.0%	$58,782	100.0%	$53,646	100.0%

Digi continued to enhance its channel strategy including employing additional channel partners. Connectivity Solutions net sales increased $0.9 million, or 5.0%, and $2.7 million, or 7.6%, in the three and six month periods ended March 31, 2005 compared to the three and six month periods ended March 31, 2004 due to an increase in sales of growth products within this segment.

Net sales generated by the Device Networking Solutions segment increased $1.1 million, or 11.7%, and $2.4 million, or 13.6%, in the three and six month periods ended March 31, 2005 compared to the three and six month periods ended March 31, 2004. The increase is primarily due to continued market penetration of the device server product line, the introduction and ramp up of new and recently introduced products and new customers reaching production volumes.

GROSS PROFIT

Gross profit margin for the three and six months ended March 31, 2005 was 61.3% and 61.7% compared to 60.5% and 60.8% for the three and six months ended March 31, 2004. The improved gross profit margin was primarily due to product mix, as well as increased manufacturing efficiencies.

OPERATING EXPENSES

Sales and marketing expenses for the three and six months ended March 31, 2005 were $6.4 million, or 21.9% of net sales, and $12.9 million, or 21.9% of net sales, compared to $6.4 million, or 23.5% of net sales, and $12.5 million, or 23.3% of net sales, for the three and six months ended March 31, 2004. The increase in sales and marketing expense for the six month period is primarily due to an increase in variable selling expenses resulting from increased sales.

Research and development expenses for the three and six months ended March 31, 2005 were $3.8 million, or 13.0% of net sales, and $8.1 million, or 13.7% of net sales, compared to $4.5 million, or 16.3% of net sales, and $9.0 million, or 16.7% of net sales, for the three and six months ended March 31, 2004. The decline in research and development was primarily due to the timing of expenses related to chip fabrication and testing. During the first six months of fiscal 2004 fabrication and testing expenses were incurred for chip projects that were in development. During the first six months of fiscal 2005, the development phase of these chips ended and they have been released to volume production.

General and administrative expenses for the three and six months ended March 31, 2005 were $3.6 million, or 12.1% of net sales, and $7.1 million, or 12.0% of net sales, compared to $3.2 million, or 11.8% of net sales, and $6.5 million, or 12.0% of net sales, for the three and six months ended March 31, 2004. The increase in general and administrative expense was primarily due to increased professional service expense including legal and Section 404 Sarbanes-Oxley related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, NET

Other income, net was $0.3 million and $0.5 million for the three and six months ended March 31, 2005 compared to other expense, net of $6,000 and other income, net of $68,000 for the three and six months ended March 31, 2004. Interest income on marketable securities and cash and cash equivalents was $0.5 million and $0.8 million for the three and six months ended March 31, 2005 compared to $0.2 million and $0.4 million for the three and six months ended March 31, 2004. The increase in interest income was due to higher average cash and marketable securities balances and higher average interest rates in fiscal 2005 compared to fiscal 2004. Other expense remained relatively flat between periods.

INCOME TAXES

Income taxes have been provided for at an effective rate of (33.7%) for the six month period ended March 31, 2005 compared to an effective rate of 29.0% for the six month period ended March 31, 2004. In February 2005, the Congressional Joint Committee on Taxation approved a settlement with the Internal Revenue Service on an audit of certain of the Company’s prior fiscal years income tax returns. The Company had established tax reserves in excess of the ultimate settled amounts. As a result, the Company has reversed $5.7 million of excess income tax reserves during the second quarter of fiscal 2005. This reversal was accounted for as a discrete event and resulted in an income tax benefit during the second fiscal quarter of 2005 of $5.7 million. The estimated annual effective rate for the six month period ended March 31, 2005, adjusted for the $5.7 million discrete event, would have been 31.0% and is lower than the U.S. statutory rate of 35.0% due to utilization of income tax credits and an exclusion of extraterritorial income and is higher than the effective rate of 29.0% for the six month period ended March 31, 2004 due to increased annualized pre-tax income.

The effective tax rate, excluding the $5.7 million discrete event, is not a measure of financial performance under generally accepted accounting principles (GAAP). Management believes that excluding this one-time non-recurring item provides useful information to investors regarding the Company’s effective tax rate in comparison to the U.S. statutory rate. The reconciliation of this measure to the most directly comparable GAAP financial measure follows (in thousands):

Six months ended
March 31, 2005
Income tax benefit as reported	$(2,961)
Impact of favorable tax settlement	(5,689)

Income tax provision, excluding favorable tax settlement	$2,728

Net income as reported	$11,760
Net income, excluding favorable tax settlement	$6,071

Effective tax rate on net income as reported	-33.7%
Effective tax rate on net income, excluding favorable tax settlement	31.0%

Net income per common share, basic as reported	$0.53
Net income per common share, diluted as reported	$0.50

Net income per common share, basic, excluding favorable tax settlement	$0.27
Net income per common share, diluted, excluding favorable tax settlement	$0.26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations principally with funds generated from operations. At March 31, 2005, the Company had cash, cash equivalents and short-term marketable securities totaling $80.1 million compared to $79.2 million at September 30, 2004. The Company’s working capital increased $12.2 million to $94.3 million at March 31, 2005 compared to $82.1 million at September 30, 2004.

Net cash provided by operating activities was $4.4 million for the six months ended March 31, 2005, compared to net cash provided by operating activities of $7.7 million for the six months ended March 31, 2004. The decline in net cash provided by operating activities of $3.3 million between comparable six month periods ended March 31, 2005 and 2004 is primarily the result of a payment of $3.2 million to the IRS in November 2004 due to the settlement on an audit of certain of the Company’s prior fiscal years income tax returns. Additionally, an increase in accounts receivable resulted in the use of $2.1 million of cash during the six months ended March 31, 2005 compared to a decrease of $1.2 million in accounts receivable during the same period one year ago. The change in accounts receivable related primarily to increased sales and the timing of sales in these respective periods. These increased uses of cash in the 2005 period were partially offset by an increase in net income for the six months ended March 31, 2005 as compared to the same period in 2004.

Net cash used in investing activities was $10.2 million during the six months ended March 31, 2005, compared to net cash used in investing activities of $11.0 million during the same period a year ago. Net purchases of marketable securities were $5.5 million during the six months ended March 31, 2005 compared to net purchases of marketable securities of $8.6 million during the same period one year ago. On March 30, 2005, the Company paid $4.4 million for the April 1, 2005 acquisition of FS Forth. The Company used $2.0 million during the six month period ended March 31, 2004 for contingent purchase price payments related to the Inside Out Networks acquisition. Purchases of property, equipment, improvements and certain other intangible assets were $0.3 million and $0.5 million for the six months ended March 31, 2005 and 2004, respectively. The Company anticipates total fiscal 2005 capital expenditures to approximate $1.0 million.

The Company generated $5.5 million from financing activities during the six months ended March 31, 2005, compared to $4.3 million during the same period a year ago as a result of proceeds from stock option and employee stock purchase plan transactions in each period, partially offset by the payment of all outstanding borrowings of $2.1 million in the second quarter of fiscal 2004.

The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business needs.

The following summarizes the Company’s contractual obligations at March 31, 2005 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$2,544	$1,250	$1,294	$—	$—

Total contractual cash obligations	$2,544	$1,250	$1,294	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The lease obligations summarized above relate to various operating lease agreements for office space and equipment and have not been reduced by minimum sublease rentals of $0.1 million due in the future under non-cancelable subleases. The above table excludes up to $2.0 million of additional contingent purchase price payments related to the FS Forth acquisition of which $0.8 million and $1.2 million may be payable in fiscal 2006 and 2007, respectively.

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued FAS 123R which replaces FAS 123 and supersedes APB 25. This standard establishes standards for accounting for transactions in which equity instruments, such as stock options, are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and the cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). In April 2005 the SEC delayed the effective date of FAS 123R and as a result, the Company is required to adopt the provisions of this standard beginning October 1, 2005. The Company is currently evaluating the impact of this standard. The Company expects that the standard will result in an increase in compensation expense which will result in a reduction to net income and net income per common share. The adoption of this standard is expected to have a material effect on the consolidated results of operations.

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

For the three and six months ended March 31, 2005, the Company had approximately $12.4 million and $24.4 million, respectively, of net sales to foreign customers including export sales, of which $3.8 million and $7.8 million, respectively, were denominated in foreign currency, predominantly the Euro. In future periods, a significant portion of foreign sales will continue to be made in Euros.

During the six months ended March 31, 2005, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 7.0% from 1.2191 to 1.3040 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 2.2% from .0093 to .0095 for the comparable six month period ended March 31, 2004. A 10.0%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK (CONTINUED)

change from the first six months of fiscal 2005 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.3% increase or decrease in net sales and a 0.4% increase or decrease in stockholder’s equity for the six month period ended March 31, 2005. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The material set forth in Note 11 of the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on January 19, 2005, the stockholders voted on the following:

a)	Proposal to elect two directors: Joseph T. Dunsmore and Bradley J. Williams, for a three year-term. Mr. Dunsmore was elected on a vote of 18,626,551 in favor and 880,138 shares withholding authority to vote. Mr. Williams was elected on a vote of 18,929,160 in favor and 577,529 shares withholding authority to vote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2005. The proposal passed on a vote of 19,182,976 in favor, 309,993 against, 13,720 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

2(a)	Purchase and assignment contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH.

3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company, as amended (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: May 5, 2005	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing
2(a)	Purchase and assignment contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH.	Filed Electronically

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically