Form 10-Q
period 2005-06-30
DIGI INTERNATIONAL INC
filed 2005-08-08
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005.
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
Yes ☑ No ☐
On July 31, 2005, there were 22,652,654 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
	(in thousands, except per common share data)
Net sales	$30,208	$28,306	$88,989	$81,952
Cost of sales	12,003	11,045	34,489	32,053

Gross profit	18,205	17,261	54,500	49,899

Operating expenses:
Sales and marketing	6,446	6,529	19,300	19,030
Research and development	3,778	3,994	11,850	12,959
General and administrative	3,998	3,471	11,070	9,945
Acquired in-process research and development	300	—	300	—

Total operating expenses	14,522	13,994	42,520	41,934

Operating income	3,683	3,267	11,980	7,965

Other income, net	306	105	809	173

Income before income taxes	3,989	3,372	12,789	8,138
Income tax provision (benefit)	1,505	978	(1,455)	2,360

Net income	$2,484	$2,394	$14,244	$5,778

Net income per common share, basic	$0.11	$0.11	$0.64	$0.27

Net income per common share, diluted	$0.11	$0.11	$0.61	$0.26

Weighted average common shares, basic	22,588	21,468	22,381	21,017

Weighted average common shares, diluted	23,296	22,224	23,420	21,858

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2005	2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,345	$19,528
Marketable securities	38,303	59,639
Accounts receivable, net	15,830	10,555
Inventories	17,554	11,231
Other	6,469	4,315

Total current assets	84,501	105,268

Marketable securities, long-term	4,000	2,500
Property, equipment and improvements, net	21,071	18,634
Identifiable intangible assets, net	26,338	14,417
Goodwill	40,542	5,816
Net deferred tax assets	17	3,013
Other	969	817

Total assets	$177,438	$150,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,077	$4,945
Income taxes payable	5,280	9,107
Accrued expenses:
Compensation	5,320	4,839
Other	4,482	3,391
Short-term loan	5,025	—
Capital lease obligation, net of current portion	421	—
Deferred revenue	265	896

Total current liabilities	25,870	23,178
Capital lease obligation, net of current portion	1,277	—
Net deferred tax liabilities	496	208

Total liabilities	27,643	23,386

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 25,424,599 and 24,678,496 shares issued	254	247
Additional paid-in capital	136,216	128,538
Retained earnings	32,475	18,231
Accumulated other comprehensive income	717	333
Treasury stock, at cost, 2,808,785 and 2,865,907 shares	(19,867)	(20,270)

Total stockholders’ equity	149,795	127,079

Total liabilities and stockholders’ equity	$177,438	$150,465

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2005	2004
	(in thousands)
Operating activities:
Net income	$14,244	$5,778
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of identifiable intangible assets and other assets	4,667	4,616
Depreciation of property, equipment and improvements	1,710	1,880
Acquired in-process research and development	300	—
Tax benefit related to the exercise of stock options	2,045	1,903
Net deferred tax assets	(3,602)	(1,196)
Other	(479)	(257)
Changes in operating assets and liabilities, net of effects of acquisitions in 2005:
Accounts receivable	(1,949)	982
Inventories	169	(763)
Other assets	(709)	(168)
Accounts payable and accrued expenses	(1,879)	(526)
Income taxes payable	(3,276)	1,515

Total adjustments	(3,003)	7,986

Net cash provided by operating activities	11,241	13,764

Investing activities:
Settlement (purchase) of held-to-maturity marketable securities	19,836	(20,496)
Contingent purchase price payments related to business acquisitions	—	(1,962)
Acquisition of Rabbit Semiconductor, Inc., net of cash acquired	(48,922)	—
Acquisition of FS Forth-Systeme GmbH and Sistemas Embebidos S.A., net of cash acquired	(4,743)	—
Purchase of property, equipment, improvements and certain other intangible assets	(772)	(739)

Net cash used in investing activities	(34,601)	(23,197)

Financing activities:
Borrowing from short-term loans, net of payments	5,000	(2,149)
Payments on line of credit	(1,250)	—
Payments on capital lease obligations	(38)	—
Proceeds from stock option plan transactions	5,415	7,333
Proceeds from employee stock purchase plan transactions	576	514

Net cash provided by financing activities	9,703	5,698

Effect of exchange rate changes on cash and cash equivalents	474	944

Net decrease in cash and cash equivalents	(13,183)	(2,791)
Cash and cash equivalents, beginning of period	19,528	17,228

Cash and cash equivalents, end of period	$6,345	$14,437

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
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments (except for the discrete event related to the reversal of certain income tax reserves described in Note 7 and acquisitions described in Note 4) necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of results for the full year.
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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,484	$2,394	$14,244	$5,778

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	22,588	21,468	22,381	21,017

Effect of dilutive securities:
Stock options and employee stock purchase plan	708	756	1,039	841

Denominator for diluted net income per common share — adjusted weighted average shares	23,296	22,224	23,420	21,858

Net income per common share, basic	$0.11	$0.11	$0.64	$0.27

Net income per common share, diluted	$0.11	$0.11	$0.61	$0.26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. NET INCOME PER COMMON SHARE
Potentially dilutive shares related to stock options to purchase 990,800 and 615,650 common shares for the three and nine month periods ended June 30, 2005, respectively, and potentially dilutive shares related to stock options to purchase 1,894,359 and 1,977,859 common shares for the three and nine month periods ended June 30, 2004, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
3. STOCK-BASED COMPENSATION
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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net income as reported	$2,484	$2,394	$14,244	$5,778
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	—	14	37	77
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(311)	(414)	(1,044)	(1,915)

Pro forma net income	$2,173	$1,994	$13,237	$3,940

Net income per common share:
Basic — as reported	$0.11	$0.11	$0.64	$0.27
Basic — pro forma	$0.10	$0.09	$0.59	$0.19

Diluted — as reported	$0.11	$0.11	$0.61	$0.26
Diluted — pro forma	$0.09	$0.09	$0.57	$0.18
In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) which revises FAS 123 and supersedes APB 25. This standard establishes standards relating to accounting for transactions in which equity instruments, such as stock options, are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. STOCK-BASED COMPENSATION
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
4. ACQUISITIONS
Rabbit Semiconductor, Inc.
On May 26, 2005, the Company acquired Rabbit Semiconductor, Inc. (Rabbit), formerly Z-World, Inc., a privately held corporation for a purchase price of $49.3 million in cash, before cash acquired of $0.4 million, in exchange for all outstanding shares of Rabbit’s common stock and outstanding stock options. The Company did not replace Rabbit’s outstanding options with Digi options.
The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $32.5 million. The Company believes that the acquisition resulted in the recognition of goodwill primarily because the complementary nature of Rabbit’s microprocessors and microprocessor-based modules and Z-World single board computer product lines are anticipated to extend Digi’s position in the commercial device networking module business. The Company has determined that Rabbit’s products are part of the Device Networking Solutions segment.
Rabbit’s operating results are included in the Company’s consolidated results of operations from the date of acquisition. The consolidated balance sheet as of June 30, 2005 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the completion of detailed analyses and outside appraisals of the fair values of the assets acquired. Once these analyses and appraisals have been completed, the allocation of the purchase price will be finalized. The table below sets forth the preliminary purchase price allocation (in thousands):

Cash	$49,000
Direct acquisition costs	274

$49,274

Fair value of net tangible assets acquired	$7,856
Identifiable intangible assets:
Purchased and core technology	8,000
Customer relationships	3,800
Patents and trademarks	2,300
In-process research and development	300
Goodwill	32,517
Deferred tax liabilities related to identifiable intangibles	(5,499)

$49,274

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. ACQUISITIONS (CONTINUED)
The purchased and core technology identified above have useful lives ranging between five to seven years, customer relationships have useful lives of nine years, and patents and trademarks have useful lives between ten to thirteen years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.
At the time of acquisition, Rabbit had a development project in process for the Rabbit 4000 microprocessor. The project involved the design and development of a next-generation microprocessor that would have increased code execution speed, reduced code size, added security features, and integrated Ethernet capabilities.Management estimated that $0.3 million of the purchase price represented the fair value of acquired in-process research and development related to the Rabbit 4000 microprocessor that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.
The Company utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. These estimates were based on the following assumptions:
•	The estimated revenues were based upon the Company’s estimate of revenue growth over the next six fiscal years, or the estimated life cycle of the Rabbit 4000 microprocessor, using the assumption that all revenue recorded after that date will be generated from future technologies.
•	The estimated gross margin was based upon historical gross margin for Rabbit’s products, with an increase over time attributable to production synergies.
•	The estimated selling, general and administrative expenses were based on consideration of historical operating expenses as a percentage of sales and Rabbit’s projected operating expenses.
•	The Company believes that projected cash flows for in-process research and development technologies are generally of higher variability and risk than existing technologies and this was considered in determining an appropriate rate of return by which to discount the cash flows generated by in-process research and development.
The Company anticipates that the Rabbit 4000 microprocessor will be released within the next year. These estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Rabbit had occurred as of the beginning of fiscal 2004. Pro forma adjustments include amortization of identifiable intangible assets. The pro forma net income for the three and nine months ended June 30, 2005 includes the $0.3 million charge related to acquired in-process research and development associated with the Rabbit acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. ACQUISITIONS (CONTINUED)
(in thousands, except per common share amount)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net sales	$37,147	$35,589	$110,080	$101,801
Net income	1,381	2,304	12,289	5,743
Net income per common share, basic	$0.06	$0.11	$0.55	$0.27
Net income per common share, diluted	$0.06	$0.10	$0.52	$0.26
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2004, nor are they necessarily indicative of the results that will be obtained in the future.
FS Forth-Systeme GmbH and Sistemas Embebidos S.A.
Effective April 1, 2005, the Company acquired FS Forth-Systeme GmbH and Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. FS Forth is a provider of embedded modules, software and development services. The purchase price included an initial payment of $4.4 million in cash which was paid on March 30, 2005. An additional $0.3 million in cash was paid in June 2005 and represented the final transaction settlement based upon the values of liabilities and stockholders’ equity contained on the closing balance sheet of FS Forth as of March 31, 2005. In addition, contingent consideration of up to $2.0 million is payable in installments of $0.8 million on October 1, 2006 and $1.2 million on October 1, 2007 if FS Forth achieves certain future milestones.
The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $2.4 million. The Company believes that the FS Forth acquisition resulted in the recognition of goodwill primarily because of the anticipated extension of its commercial device networking module business. FS Forth currently has modules that will immediately add value to the Company’s broader module product line. The Company has determined that FS Forth’s line of embedded modules, software and development services are part of the Device Networking Solutions segment.
FS Forth’s operating results are included in the Company’s consolidated results of operations from the date of acquisition. The consolidated balance sheet as of June 30, 2005 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The table below sets forth the purchase price allocation (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. ACQUISITIONS (CONTINUED)

Cash	$4,613
Direct acquisition costs	126

$4,739

Fair value of net tangible assets acquired	$1,154
Identifiable intangible assets:
Purchased and core technology	730
Customer relationships	1,270
Goodwill	2,365
Deferred tax liabilities related to identifiable intangibles	(780)

$4,739

The purchased and core technology and customer relationships identified above have useful lives of three years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.
The Company has determined that the FS Forth acquisition was not material to the consolidated results of operations or financial condition of the Company; therefore, pro forma financial information is not presented.
5. INVENTORIES
Inventories are stated at the lower of cost or market value, with cost determined on the first-in, first-out method. June 30, 2005 inventories include $5.2 million and $0.9 million of inventories resulting from the Rabbit and FS Forth acquisitions during the three month period ended June 30, 2005, respectively. Inventories consisted of the following (in thousands):

	June 30,	September 30,
	2005	2004
Raw materials	$14,204	$8,767
Work in process	1,120	96
Finished goods	2,230	2,368

	$17,554	$11,231

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortized identifiable intangible assets, by reportable business segment, are comprised of the following (in thousands):

	As of June 30, 2005
	Connectivity Solutions		Device Networking
	Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net
Purchased and core technology	$20,614	$(18,895)	$19,782	$(6,421)	$40,396	$(25,316)	$15,080
License agreements	40	(38)	2,400	(1,350)	2,440	(1,388)	1,052
Patents and trademarks	1,502	(968)	3,715	(788)	5,217	(1,756)	3,461
Customer maintenance contracts	—	—	700	(236)	700	(236)	464
Customer relationships	—	—	7,186	(905)	7,186	(905)	6,281

Total	$22,156	$(19,901)	$33,783	$(9,700)	$55,939	$(29,601)	$26,338

	As of September 30, 2004
	Connectivity Solutions		Device Networking
	Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net
Purchased and core technology	$20,614	$(17,304)	$11,100	$(4,856)	$31,714	$(22,160)	$9,554
License agreements	40	(32)	2,400	(1,050)	2,440	(1,082)	1,358
Patents and trademarks	1,312	(759)	1,406	(592)	2,718	(1,351)	1,367
Customer maintenance contracts	—	—	700	(184)	700	(184)	516
Customer relationships	—	—	2,200	(578)	2,200	(578)	1,622

Total	$21,966	$(18,095)	$17,806	$(7,260)	$39,772	$(25,355)	$14,417

Amortization expense by reportable business segment is as follows (in thousands):

	Three months ended June 30,			Nine months ended June 30,
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
2005	$429	$1,043	$1,472	$1,806	$2,430	$4,236
2004	$710	$693	$1,403	$2,122	$2,079	$4,201

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2005 and the five succeeding fiscal years is as follows (in thousands):

2005 (three months)	$1,788
2006	7,100
2007	5,682
2008	3,427
2009	2,496
2010	2,356
The changes in the carrying amount of goodwill are as follows (in thousands):

	Nine months ended
	June 30, 2005			June 30, 2004
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
Beginning balance, October 1	$5,265	$551	$5,816	$3,303	$551	$3,854
Acquisition of Rabbit	—	32,517	32,517	—	—	—
Acquisition of FS Forth	—	2,209	2,209	—	—	—
Contingent purchase price payments	—	—	—	1,962	—	1,962

Ending balance, June 30	$5,265	$35,277	$40,542	$5,265	$551	$5,816

The Company performed its annual goodwill impairment assessment as of June 30, 2005. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified.
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
8. FINANCIAL GUARANTEES
The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of one to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. FINANCIAL GUARANTEES (CONTINUED)
adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty accrual (in thousands):

	Three months ended June 30,
Fiscal	Balance at	Warranties	Settlements	Balance at
Year	March 31	issued	made	June 30
2005	$900	$274 (1)	$(126)	$1,048
2004	$865	$123	$(120)	$868

	Nine months ended June 30,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued	made	June 30
2005	$855	$610 (1)	$(417)	$1,048
2004	$879	$343	$(354)	$868

(1)	Includes $97,000 of warranty liabilities assumed as a result of acquisitions.
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
9. SHORT-TERM LOAN
On May 20, 2005, the Company entered into a short-term loan agreement with Wells Fargo in the amount of $21.0 million. This short-term loan was used to finance the Rabbit acquisition. Interest is based on the daily LIBOR rate plus 0.35% which ranged between 3.39% and 3.78% from the date of the loan through June 30, 2005. Per the terms of the agreement, payment of the outstanding balance was due October 1, 2005; however, the Company had the option to prepay without penalty. The Company repaid $16.0 million as of June 30, 2005. The remaining $5.0 million was paid in full on July 15, 2005.
At the time the Company acquired Rabbit (see Note 4), Rabbit maintained a $5.0 million revolving line of credit with an outstanding balance of $1.3 million. In June 2005, the Company repaid all but $25,000 of this line of credit which is classified as a current short-term loan. Borrowings available under the line are based on an asset -based borrowing calculation. Interest is accrued based on one of two options: the one-year LIBOR rate plus 2% or the bank’s prime lending rate. The interest rate as of June 30, 2005 was 6.25%. The line expires January 31, 2006 unless renewed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. COMPREHENSIVE INCOME
For the Company, comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income within stockholders’ equity.
Comprehensive income was as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,484	$2,394	$14,244	$5,778
Foreign currency translation (loss) gain, net of income tax	(496)	51	384	923

Comprehensive income	$1,988	$2,445	$14,628	$6,701

11. SEGMENT INFORMATION
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
Device Networking Solutions — Device Networking Solutions are integrated hardware and software solutions for manufacturers and integrators who want to build network-ready products and solutions. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated microprocessors, integrated microprocessor-based modules, printer controller boards, and network interface cards. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The operations of Rabbit, FS Forth, NetSilicon branded products and the Device Server product line comprise this segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. SEGMENT INFORMATION (CONTINUED)
Summary financial data by business segment are presented below (in thousands):

	Three months ended June 30, 2005			Three months ended June 30, 2004
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
Net sales	$17,736	$12,472	$30,208	$18,819	$9,487	$28,306

Operating income (loss)	5,035	(1,352)	3,683	5,761	(2,494)	3,267

Total assets	$102,291	$75,147	$177,438	$127,460	$20,550	$148,010

	Nine months ended June 30, 2005			Nine months ended June 30, 2004
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total
Net sales	$56,299	$32,690	$88,989	$54,667	$27,285	$81,952

Operating income (loss)	16,387	(4,407)	11,980	16,813	(8,848)	7,965

Total assets	$102,291	$75,147	$177,438	$127,460	$20,550	$148,010
The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income before income taxes follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Operating income — Connectivity Solutions Segment	$5,035	$5,761	$16,387	$16,813

Operating loss — Device Networking Solutions Segment	(1,352)	(2,494)	(4,407)	(8,848)

	3,683	3,267	11,980	7,965

Other income, net	306	105	809	173

Consolidated income before income taxes	$3,989	$3,372	$12,789	$8,138

12. LEGAL PROCEEDINGS
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of NetSilicon and approximately 300 other public companies. The complaint names as defendants the Company, NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. The Company believes that the claims against the NetSilicon defendants are without merit and has defended the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. LEGAL PROCEEDINGS (CONTINUED)
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
Consummation of the proposed settlement remains conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were filed with the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents.
If the proposed settlement is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of June 30, 2005, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
On April 13, 2004, the Company filed a lawsuit against Lantronix Inc. (Lantronix) alleging that certain of Lantronix’s products infringe the Company’s U.S. Patent No. 6,446,192. The Company filed the lawsuit in the U.S. District Court in Minnesota. The lawsuit seeks both monetary and non-monetary relief. On May 3, 2004, Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The lawsuit seeks both monetary and non-monetary relief. On February 7, 2005 Lantronix and Acticon Technologies LLC filed a lawsuit against the Company alleging that certain of the Company’s products infringe U.S. Patent No. 4,972,470. The lawsuit was filed in the U.S. District Court for the Eastern District of Texas. The lawsuit seeks both monetary and non-monetary relief. On May 12, 2005 Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,881,096. The lawsuit was filed in the U.S. District Court for the Eastern District of Texas. The lawsuit seeks both monetary and non-monetary relief. The Company believes the impact of these disputes on the business, or consolidated results of operations or financial condition of the Company, will not be material.
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
CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. There were no changes to these accounting policies during the first nine months of fiscal 2005. The Company has reviewed the critical accounting policies of Rabbit and FS Forth and determined that their policies are consistent with the policies described in the Company’s Annual Report of Form 10-K for the year ended September 30, 2004.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment (see Note 11 to the Company’s Condensed Consolidated Financial Statements). The Connectivity Solutions segment includes products that are mature, in which the addressable market is no longer growing and may be declining, as well as products that have recently been introduced and are in growing markets. Mature products within this segment include ISDN, RAS and multi-port serial adaptors. Growth products within this segment are comprised of USB and terminal server products as well as the recently introduced Wireless/Cellular products. The Company’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from mature products and applications to other newer technologies.
The Company expects continued long-term growth in the Device Networking Solutions segment as a whole. The primary product lines in this segment include device servers, integrated microprocessors, integrated microprocessor-based modules, printer controller boards, and network interface cards. The network interface cards are a mature product within this segment for which the Company has experienced an accelerated decline in net sales as a result of OEMs migrating from network interface cards to software-only solutions. The Company believes that the products within this segment will allow customers to migrate from an external box to a board or module and eventually to a fully integrated chip without making major changes to their existing software platforms. FS Forth’s line of embedded modules, software and development services and Rabbit’s microprocessors, mircroprocessor-based core modules and Z-World single board computers are included in the Device Networking Solutions Segment.
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
ACQUISITIONS
On May 26, 2005, the Company acquired Rabbit Semiconductor, Inc. (Rabbit), formerly Z-World, Inc., a privately held corporation for a purchase price of $49.3 million in cash, before cash acquired of $0.4 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. Included in the purchase price allocation was a $0.3 million charge for acquired in-process research and development. (See Note 4 to the Company’s Condensed Consolidated Financial Statements).
Effective April 1, 2005, the Company acquired FS Forth-Systeme GmbH and Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany for a purchase price of $4.7 million in cash. The purchase price included an initial payment of $4.4 million which was paid on March 30, 2005. An additional $0.3 million in cash was paid in June 2005 and represented the final transaction settlement based upon the values of liabilities and stockholders’ equity contained on the closing balance sheet of FS Forth as of March 31, 2005. In addition, contingent consideration of up to $2.0 million is payable in installments of $0.8 million on October 1, 2006 and $1.2 million on October 1, 2007 if FS Forth achieves certain future milestones. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. (See Note 4 to the Company’s Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended June 30,					Nine months ended June 30,
					% increase					% increase
	2005		2004		(decrease)	2005		2004		(decrease)
Net sales	$30,208	100.0%	$28,306	100.0%	6.7%	$88,989	100.0%	$81,952	100.0%	8.6%
Cost of sales	12,003	39.7	11,045	39.0	8.7	34,489	38.8	32,053	39.1	7.6

Gross profit	18,205	60.3	17,261	61.0	5.5	54,500	61.2	49,899	60.9	9.2
Operating expenses:
Sales and marketing	6,446	21.3	6,529	23.0	(1.3)	19,300	21.6	19,030	23.2	1.4
Research and development	3,778	12.5	3,994	14.1	(5.4)	11,850	13.3	12,959	15.8	(8.6)
General and administrative	2,649	8.8	2,168	7.7	22.2	7,187	8.1	6,030	7.4	19.2
Intangibles amortization (1)	1,349	4.5	1,303	4.6	3.5	3,883	4.4	3,915	4.8	(0.8)
In-process research and development	300	1.0	—	—	N/M	300	0.3	—	—	N/M

Total operating expenses	14,522	48.1	13,994	49.4	3.8	42,520	47.7	41,934	51.2	1.4

Operating income	3,683	12.2	3,267	11.6	12.7	11,980	13.5	7,965	9.7	50.4
Other income, net	306	1.0	105	0.4	N/M	809	0.9	173	0.2	N/M

Income before income taxes	3,989	13.2	3,372	12.0	18.3	12,789	14.4	8,138	9.9	57.2
Income tax provision (benefit)	1,505	5.0	978	3.5	53.9	(1,455)	(1.6)	2,360	2.9	N/M

Net income	$2,484	8.2%	$2,394	8.5%	3.8%	$14,244	16.0%	$5,778	7.0%	146.5%

(1)	Intangibles amortization is included in general and administrative expenses in the Condensed Consolidated Statements of Operations. N/M means not meaningful
NET SALES
Net sales for the three and nine months ended June 30, 2005 were $30.2 million and $89.0 million compared to net sales of $28.3 million and $82.0 million for the three and nine months ended June 30, 2004. The Company’s net sales increased $1.9 million, or 6.7%, and $7.0 million, or 8.6%, for the three and nine months ended June 30, 2005 compared to the same periods in the prior fiscal year. Contributing to the increase in net sales in both the three and nine month periods were net sales of Rabbit products of $2.9 million. Rabbit was acquired on May 26, 2005. Continued growth in the device server, USB and terminal server product lines, offset the decline in chips, software, mature network interface cards and mature multi-port serial adaptor products during the three and nine month periods ended June 30, 2005 compared to the same periods a year ago. Fluctuation in foreign currency rates compared to the prior year’s rates had a favorable impact on net sales of $0.2 million and $0.7 million in the three and nine month periods ended June 30, 2005.
The following tables set forth net sales by segment expressed in thousands of dollars and as a percentage of net sales:

	Three months ended June 30,				Nine months ended June 30,
	2005		2004		2005		2004
Connectivity Solutions	$17,736	58.7%	$18,819	66.5%	$56,299	63.3%	$54,667	66.7%
Device Networking Solutions	12,472	41.3%	9,487	33.5%	32,690	36.7%	27,285	33.3%

Total	$30,208	100.0%	$28,306	100.0%	$88,989	100.0%	$81,952	100.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Connectivity Solutions net sales decreased $1.1 million, or 5.8%, in the three month period ended June 30, 2005 compared the three month period ended June 30, 2004. Volume reductions, due to market maturity of the multi-port serial adaptor products, partially offset by increased net sales of growth products within this segment is the primary reason for the change in net sales. Connectivity Solutions net sales for the nine month period ended June 30, 2005 compared to the nine month period ended June 30, 2004 increased $1.6 million, or 3.0%. Net sales of growth products within this segment along with continued enhancement of its channel strategy, which includes employing additional channel partners and releasing new product line enhancements is the primary reason for the increase in net sales. This increase in the nine month period was partially offset by lower net sales of mature multi-port serial adaptor products.
Net sales generated by the Device Networking Solutions segment increased $3.0 million, or 31.5%, and $5.4 million, or 19.8%, in the three and nine month periods ended June 30, 2005, respectively, compared to the three and nine month periods ended June 30, 2004. Contributing to the increase in net sales in both the three and nine month periods were net sales of Rabbit products of $2.9 million as well as continued market penetration of the device server product line, the introduction and ramp up of new and recently introduced products and new customers reaching production volumes. Partially offsetting these increases were declines in chips, software and mature network interface card net sales. The Company has experienced an accelerated decline in mature network interface card net sales as a result of OEMs migrating from the network interface card to software-only solutions. Chip and software products are growth products for which the Company experienced a temporary decline in net sales during the three months ended June 30, 2005.
GROSS PROFIT
Gross profit margin for the three and nine months ended June 30, 2005 was 60.3% and 61.2% compared to 61.0% and 60.9% for the three and nine months ended June 30, 2004. Gross profit margin decreased in the third fiscal quarter of 2005 compared to the same period a year ago primarily due to sales of lower margin Rabbit products.
OPERATING EXPENSES
Sales and marketing expenses for the three and nine months ended June 30, 2005 were $6.4 million, or 21.3% of net sales, and $19.3 million, or 21.6% of net sales, compared to $6.5 million, or 23.0% of net sales, and $19.0 million, or 23.2% of net sales, for the three and nine months ended June 30, 2004. Increased sales and marketing expenses resulting from the Rabbit and FS Forth acquisitions were offset by decreased compensation and other variable selling expenses as a result of declining sales of chip, software and mature network interface cards.
Research and development expenses for the three and nine months ended June 30, 2005 were $3.8 million, or 12.5% of net sales, and $11.9 million, or 13.3% of net sales, compared to $4.0 million, or 14.1% of net sales, and $13.0 million, or 15.8% of net sales, for the three and nine months ended June 30, 2004. The decline in research and development was primarily due to the timing of expenses related to chip fabrication and testing. During the first nine months of fiscal 2004, fabrication and testing expenses were incurred for chip projects that were in development. During the first nine months of fiscal 2005, the development phase of these chips ended and they have been released to volume production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
General and administrative expenses for the three and nine months ended June 30, 2005 were $2.6 million, or 8.8% of net sales, and $7.2 million, or 8.1% of net sales, compared to $2.2 million, or 7.7% of net sales, and $6.0 million, or 7.4% of net sales, for the three and nine months ended June 30, 2004. The increase in general and administrative expense was primarily due to increased professional service expense including legal and Section 404 Sarbanes-Oxley related expenses.
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
On May 26, 2005, the Company acquired Rabbit, a manufacturer of microprocessors and microprocessor-based core modules and single board computers for a purchase price of $49.3 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. Included in the purchase price allocation was a $0.3 million charge to acquired in-process research and development. At the time of acquisition, Rabbit had a development project in process for the Rabbit 4000 microprocessor. The project involved the design and development of a next-generation microprocessor that would have increased code execution speed, reduced code size, added security features, and integrated Ethernet capabilities.
Management estimated that $0.3 million of the purchase price represented the fair value of acquired in-process research and development related to the Rabbit 4000 microprocessor that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.
The Company utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. These estimates were based on the following assumptions:
•	The estimated revenues were based upon the Company’s estimate of revenue growth over the next six fiscal years, or the estimated life cycle of the Rabbit 4000 microprocessor, using the assumption that all revenue recorded after that date will be generated from future technologies.
•	The estimated gross margin was based upon historical gross margin for Rabbit’s products, with an increase over time attributable to production synergies.
•	The estimated selling, general and administrative expenses were based on consideration of historical operating expenses as a percentage of sales and Rabbit’s projected operating expenses.
•	The Company believes that projected cash flows for in-process research and development technologies are generally of higher variability and risk than existing technologies and this was considered in determining an appropriate rate of return by which to discount the cash flows generated by in-process research and development.
The Company anticipates that the Rabbit 4000 microprocessor will be released to production within the next year. These estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER INCOME, NET
Other income, net was $0.3 million and $0.8 million for the three and nine months ended June 30, 2005 compared to other income, net of $0.1 million and $0.2 million for the three and nine months ended June 30, 2004. Interest income on marketable securities and cash and cash equivalents was $0.5 million and $1.3 million for the three and nine months ended June 30, 2005 compared to $0.2 million and $0.6 million for the three and nine months ended June 30, 2004. The increase in interest income for both the three and nine month periods was due to higher average interest rates in fiscal 2005 compared to fiscal 2004. Also contributing to the increase in interest income for the nine month period were higher average cash and marketable security balances. The Company incurred $0.1 million of interest expense in the third quarter of fiscal 2005 as a result of a short-term loan used to finance the Rabbit acquisition and interest on capital leases held at Rabbit. Other expense remained relatively flat between periods.
INCOME TAXES
Income taxes have been provided for at an effective rate of (11.4%) for the nine month period ended June 30, 2005 compared to an effective rate of 29.0% for the nine month period ended June 30, 2004. In February 2005, the Congressional Joint Committee on Taxation approved a settlement with the Internal Revenue Service on an audit of certain of the Company’s prior fiscal years income tax returns. The Company had established tax reserves in excess of the ultimate settled amounts. As a result, the Company reversed $5.7 million of excess income tax reserves during the second quarter of fiscal 2005. This reversal was accounted for as a discrete event and resulted in an income tax benefit during the second fiscal quarter of 2005 of $5.7 million. The estimated annual effective rate for the nine month period ended June 30, 2005, adjusted for the $5.7 million discrete event, would have been 33.1% and is lower than the U.S. statutory rate of 35.0% due to utilization of income tax credits and an exclusion of extraterritorial income and is higher than the effective rate of 29.0% for the nine month period ended June 30, 2004 due to increased annualized pre-tax income and the charge of $0.3 million for in-process research and development which in non-tax-deductible.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES (CONTINUED)

Nine months ended
June 30, 2005
Income tax benefit as reported	$(1,455)
Impact of favorable tax settlement	(5,689)

Income tax provision, excluding favorable tax settlement	$4,234

Net income as reported	$14,244
Net income, excluding favorable tax settlement	$8,555

Effective tax rate on net income as reported	-11.4%
Effective tax rate on net income, excluding favorable tax settlement	33.1%

Net income per common share, basic as reported	$0.64
Net income per common share, diluted as reported	$0.61

Net income per common share, basic, excluding favorable tax settlement	$0.38
Net income per common share, diluted, excluding favorable tax settlement	$0.37
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations principally with funds generated from operations. At June 30, 2005, the Company had cash, cash equivalents and short-term marketable securities totaling $44.6 million compared to $79.2 million at September 30, 2004. The Company’s working capital decreased $23.5 million to $58.6 million at June 30, 2005 compared to $82.1 million at September 30, 2004.
Net cash provided by operating activities was $11.2 million for the nine months ended June 30, 2005, compared to net cash provided by operating activities of $13.8 million for the nine months ended June 30 2004. The decline in net cash provided by operating activities of $2.5 million between comparable nine month periods ended June 30, 2005 and 2004 is primarily the result of a payment of $3.2 million to the IRS in November 2004 due to the settlement on an audit of certain of the Company’s income tax returns for prior fiscal years.
Net cash used in investing activities was $34.6 million during the nine months ended June 30, 2005, compared to net cash used in investing activities of $23.2 million during the same period a year ago. During fiscal 2005, the Company paid $48.9 million and $4.7 million for the acquisitions of Rabbit and FS Forth, respectively. Net settlements of marketable securities were $19.8 million during the nine months ended June 30, 2005 compared to net purchases of marketable securities of $20.5 million during the same period one year ago. The Company used $2.0 million during the nine month period ended June 30, 2004 for contingent purchase price payments related to the Inside Out Networks acquisition. Purchases of property, equipment, improvements and certain other intangible assets were $0.8 million and $0.7 million for the nine months ended June 30, 2005 and 2004, respectively.
The Company generated $9.7 million from financing activities during the nine months ended June 30, 2005, compared to $5.7 million during the same period a year ago. Proceeds from stock option and employee stock purchase plan transactions were $6.0 million during the nine months ended June 30, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
compared to proceeds of $7.8 million during the same period a year ago. During the third quarter of fiscal 2005, the Company entered into a $21.0 million short-term loan of which $16.0 was repaid during the same quarter resulting in net borrowings of $5.0 million in the nine months ended June 30, 2005 compared to net payments of $2.1 million in the same period a year ago (see Note 9 to the Company’s condensed consolidated financial statements). The Company determined that it was more economical to borrow funds to finance the Rabbit acquisition than to liquidate marketable securities prior to their scheduled maturities. The Company acquired $1.3 million of revolving line of credit debt as part of the Rabbit acquisition of which $25,000 was outstanding at June 30, 2005 (see Note 9 to the Company’s condensed consolidated financial statements).
The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business needs.
The following summarizes the Company’s contractual obligations at June 30, 2005 (in thousands):

	Payments due by fiscal period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$6,517	$1,901	$2,581	$942	$1,093
Short-term loan	5,025	5,025	—	—	—
Capital leases	2,054	572	961	521	—

Total contractual cash obligations	$13,596	$7,498	$3,542	$1,463	$1,093

The operating leases summarized above relate to various operating lease agreements for office space and equipment and have not been reduced by minimum sublease rentals of $0.1 million due in the future under non-cancelable subleases. The capital leases summarized above relates to manufacturing equipment at Rabbit. The above table excludes up to $2.0 million of additional contingent purchase price payments related to the FS Forth acquisition of which $0.8 million and $1.2 million may be payable in fiscal 2006 and 2007, respectively.
RECENT ACCOUNTING DEVELOPMENTS
In December 2004, the FASB issued FAS 123R which replaces FAS 123 and supersedes APB 25. This standard establishes standards for accounting for transactions in which equity instruments, such as stock options, are exchanged for goods or services. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and the cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). In April 2005 the SEC delayed the effective date of FAS 123R and as a result, the Company is required to adopt the provisions of this standard beginning October 1, 2005. The Company expects that the standard will result in an increase in compensation expense which will result in a reduction to net income and net income per common share. The adoption of this standard is expected to have a material effect on the consolidated results of operations (see Note 3 to the Company’s condensed consolidated financial statements).

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
The Company has outstanding short-term borrowings with fluctuating interest rates tied to LIBOR or prime (see Note 7 to the Company’s condensed consolidated financial statements). The outstanding balance on the short-term loan was $5.0 million at June 30, 2005 and was subsequently paid in full on July 15, 2005. The outstanding balance on the revolving line of credit was $25,000 on June 30, 2005. Given the insignificant amount of the Company’s outstanding bank borrowings, the Company’s exposure to interest rate risk related to these borrowings is not believed to be material.
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
For the three and nine months ended June 30, 2005, the Company had approximately $14.6 million and $38.9 million, respectively, of net sales to foreign customers including export sales, of which $5.5 million and $13.3 million, respectively, were denominated in foreign currency, predominantly the Euro. In future periods, a significant portion of foreign sales will continue to be made in Euros.
During the nine months ended June 30, 2005, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 6.2% from 1.2147 to 1.2896 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 2.2% from .0092 to .0094 for the comparable nine month period ended June 30, 2004. A 10.0% change from the first nine months of fiscal 2005 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.5% increase or decrease in net sales and a 1.0% increase or decrease in stockholder’s equity for the nine month period ended June 30, 2005. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.
CREDIT RISK
The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
On April 1, 2005, the Company acquired FS Forth and on May 26, 2005, the Company acquired Rabbit. In recording the FS Forth and Rabbit acquisitions, the Company followed its normal accounting procedures and internal controls. The Company’s management also reviewed the operations of FS Forth and Rabbit from the date of acquisition that are included in earnings for the three months ended June 30, 2005. In addition, the Company solicited disclosure information from FS Forth and Rabbit employees and reviewed the historical audited financial statements and notes accompanying the financial statements. As a result of these procedures, the Company believes that FS Forth’s and Rabbit’s internal controls over financial reporting are adequate with respect to the financial information consolidated from FS Forth and Rabbit in this quarterly report. The Company is continuing to integrate its internal controls into these operations, and it is expected that this effort will continue during the remainder of fiscal 2005 and into fiscal 2006. Given the time required to test the operating effectiveness of FS Forth’s and Rabbit’s existing internal control framework and the due date of the Company’s Section 404 attestation, it is not practical from a timing or resource standpoint for the Company to conduct a thorough assessment prior to the Company’s September 30, 2005 year-end. Therefore, FS Forth and Rabbit will be excluded from the Company’s fiscal 2005 internal control assessment. Other than the changes resulting from the FS Forth and Rabbit acquisitions, there have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The material set forth in Note 12 of the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description
2(a)	Purchase and assignment contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (1)

2(b)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (2)

3(a)	Restated Certificate of Incorporation of the Company, as amended (3)

3(b)	Amended and Restated By-Laws of the Company, as amended (4)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (5)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (6)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(5)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(6)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date: August 4, 2005	By:	/s/ Subramanian Krishnan

Subramanian Krishnan Chief Financial Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing
2(a)	Purchase and assignment contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File No. 0-17972))	Incorporated by Reference

2(b)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request) ((incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File No. 0-17972))	Incorporated by Reference

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically