Form 10-K
period 2005-09-30
DIGI INTERNATIONAL INC
filed 2005-12-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $308,757,212, based on a closing price of $13.72 per common share as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
Shares of common stock outstanding as of November 21, 2005: 22,845,022

INDEX
DOCUMENTS INCORPORATED BY REFERENCE
The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant’s Annual Report to Stockholders for the year ended September 30, 2005 and Proxy Statement for the Registrant’s Annual Meeting of Stockholders scheduled for January 18, 2006, a definitive copy of which will be filed on or about December 7, 2005. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

	ITEM IN FORM 10-K	PAGE/REFERENCE
PART III.

ITEM 10.	Directors of the Registrant	Election of Directors, Proxy Statement

	Executive Officers of the Registrant	72

	Compliance with Section 16(a) of the Exchange Act	Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement

	Code of Ethics	73

ITEM 11.	Executive Compensation	Executive Compensation; Election of Directors – Director Compensation; Summary Compensation Table; Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values; Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements; Performance Evaluation, Proxy Statement

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73 and Security Ownership of Principal Stockholders and Management, Proxy Statement

ITEM 13.	Certain Relationships and Related Transactions	Not Applicable

ITEM 14.	Principal Accountant Fees and Services	Audit and Non-Audit Fees, Proxy Statement

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules	76
Stock Option Plan
2000 Omnibus Stock Plan
2005 Letter to Stockholders
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Powers of Attorney
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certification

PART I
ITEM 1. BUSINESS
COMPANY OVERVIEW
Digi International Inc. (Digi or the Company) was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. The common stock of Digi is traded on the NASDAQ National Market under the symbol DGII. The Company has its worldwide headquarters in Minnetonka, Minnesota, with regional sales and engineering offices throughout North America, Europe, and Asia Pacific.
Digi’s first products were box and board-level serial port adapters (sold under the DigiBoard brand) that were used to directly connect multiple peripherals, such as standalone computer terminals, to personal computer servers or a host computer system. During the 1990’s, next generation technologies, most notably Ethernet, emerged to provide the connectivity infrastructure for businesses. This trend began in the head and branch offices of businesses and in the late 1990’s began to extend to the factory, retail stores, restaurants, and many other environments such as medical, traffic control, and building controls. During the same time, the semiconductor industry was also advancing rapidly. Complete systems were being built on single integrated circuits (chips). These chips, as part of a box or board product, could be used to build a network interface for virtually any device for which network connectivity was required. Digi recognized the developing opportunities for device connectivity and in early 2000 implemented a strategy to leverage the brand strength that it had established with the DigiBoard product line by organically developing or acquiring next-generation connectivity products and technologies that would extend the value of the brand into an array of commercial application markets.
•	In October 2000, Digi acquired privately held Inside Out Networks Inc. (Inside Out Networks), a developer and marketer of “out of the box” external data connection technologies that utilize Universal Serial Bus (USB).

•	In June 2001, Digi acquired INXTECH, a French designer and manufacturer of Ethernet connectivity solutions sold under the Xcell technology brand. This acquisition provided technology and market knowledge to accelerate Digi’s introduction of its device server product line. Device servers are intelligent, easy-to-use network devices that convert serial data into network data.

•	In February 2002, Digi acquired NetSilicon, Inc. (NetSilicon), a developer and marketer of network attached processors and device connectivity software. NetSilicon-branded advanced microprocessors and software allow customers to build intelligent, network-enabled solutions for manufacturers, mostly original equipment manufacturers (OEMs). The acquisition of NetSilicon complemented Digi’s device connectivity strategy by allowing the Company to transition from external connectivity solutions to embedded networking solutions and to incorporate higher levels of networking functionality. NetSilicon also recognized the value of providing complete networking solutions as common networking protocols such as Ethernet and the Internet Protocol (IP) emerged. In order to provide a common networking environment, manufacturers need to integrate multiple hardware and software sub-systems with networking functionality. Adding network functionality with components from multiple sources requires the engineering integration of these components, including a microprocessor, an Ethernet interface, a real-time operating system, a TCP/IP stack, software drivers, and other complex components, all of which must be integrated to enable full networking functionality. These proprietary solutions have historically not been cost effective and employed rudimentary connectivity that could not routinely be upgraded. NetSilicon addressed these networking issues by developing integrated hardware and software solutions for manufacturers who want to build network-ready products. Their solutions fully integrate network-enabled microprocessors (specialized computer chips), an operating

ITEM 1. BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
system, networking software, and development tools. The fully integrated chips and software tools (sold under the Net+Works® and Net+ARM® brands) are “embedded” by customers into their intelligent electronic devices, allowing their products to connect to the network. Once connected, these products can be managed, serviced, and accessed from anywhere, and are designed to provide customers with a fully integrated, easy-to-use, standards-based solution that lowers development risk, accelerates time-to-market, and reduces the total cost of ownership.

•	Effective April 1, 2005, Digi acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (FS Forth), leading providers of embedded modules based on NET+ARM® and other architectures with supporting embedded software, enhancing Digi’s embedded product portfolio. The acquisition also added expertise in a wide range of popular operating systems such as Linux, Windows CE and VxWorks®. Combined with Digi’s NET+ARM® family of microprocessors and the NET+Works® complete development environment, the acquired business was complementary to Digi’s broad range of ARM-based embedded networking products and enables customers to migrate seamlessly from core module to chip, protecting their research and development investments.

•	In May 2005, Digi acquired Rabbit Semiconductor Inc. (formerly Z-World™, Inc. and hereinafter referred to as Rabbit). Rabbit manufactures the Rabbit™ line of microprocessors and microprocessor-based core modules and Z-World single board computers. Rabbit’s products allow for quick-to-market solutions for a variety of systems and devices that require network connectivity. Rabbit’s products are primarily applied to endpoint devices and applications such as sensors, meters, vending machines, card readers, and scales. Similar to Digi, Rabbit bundles hardware and software together, creating an engineer-friendly development environment. Since Digi products are typically used in integration point devices such as access control systems, alarm system controllers, and other more complex endpoint devices such as kiosks, industrial printers, radio frequency identification (RFID) readers, and security cameras, the combination of the two competencies provides customers a partner who can supply easy-to-integrate embedded networking solutions for both of these needs.
Digi continues to develop and provide innovative connectivity solutions to its customers that have a common core technology base. Core technology is being migrated across product lines to provide additional functionality for customers, allowing them to get to market with network-enabled devices faster to improve their return on capital spending investments. Digi has positioned itself in the growing market of integrated hardware and software connectivity solutions to network-enable the coming generation of intelligent devices in commercial applications. The Digi objective is to allow customers the ability to seamlessly migrate through various connectivity technologies without making major changes to their software applications, thus making device networking easy. Digi offers solutions that enable a virtually unlimited number of devices or users to be connected to local area networks (LANs), multi-user systems and the internet. These solutions allow customers to automatically collect, track, measure, monitor and control the critical data they need to gain a competitive advantage and build their businesses.
Digi operates in two reportable business segments: Connectivity Solutions and Device Networking Solutions. These segments, along with related geographic information, are more fully described in Note 6 to the Company’s Consolidated Financial Statements. The Connectivity Solutions segment includes multi-port serial adaptors, terminal servers, USB connected products and cellular products which provide connectivity solutions that are external to the devices they support. The Company sells its Connectivity Solutions products globally through distributors, systems integrators, solution providers, and direct marketers as well as direct to strategic OEMs, government and commercial partners.

ITEM 1. BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
The Device Networking Solutions segment includes external and embedded device servers, integrated microprocessors, networking software, core modules and single board computers which may be embedded in the devices themselves. Revenues from this segment are derived primarily from the sale of products to OEM customers which integrate products into larger solutions or systems and to a lesser extent from the sale of software licenses, fees associated with technical support, training and engineering services and royalties.
As Digi continues to work toward its objective of seamless migration for its customers through connectivity technologies, with a goal of maintaining its leadership position in commercial grade device networking, the segments described above are being reevaluated. This evaluation results from the migration of core technology across product lines, as well as changes in the Company’s infrastructure that affects the way management views and assesses its business. The Company is considering a change to a single reporting segment in the first quarter of fiscal 2006 as a result of this reevaluation.
APPLICATION MARKETS AND PRODUCTS
Digi believes it is a worldwide leader in commercial grade device connectivity, through network-enabling devices in stores, factories, office buildings, banks, gas stations, oil rigs, hospitals, and many other vertical environments. The Company’s products are compatible with many computing platforms, including IBM, Hewlett Packard and Sun Microsystems, as well as popular operating systems, such as Microsoft Windows NT/98/2000/XP/2003/CE, Linux, and Unix.
The Company has sales offices located throughout North America, Europe and Asia Pacific. Digi products are available through approximately 180 distributors in more than 65 countries.
The application markets where these products are most prominently used are industrial automation, retail/point-of-sale, building automation/security, medical/healthcare, out-of-band management, and office networking. The Company’s product lines are its multi-port serial adapters, network connected products (device servers and terminal servers), USB connected products, cellular products, and embedded networking products, including microprocessors, embedded modules, core modules and single-board computers, and networking software.
Application Markets
Industrial Automation – Digi offers solutions for the common challenges found in virtually every manufacturing facility today. These challenges include productivity improvements, inventory management and quality control. Digi provides solutions for attaching essential devices, including process and quality control equipment, pump controllers, bar-code readers/scanners, scales and weighing stations, printers, machine vision systems, programmable logic controllers (PLCs) and many other types of manufacturing equipment.
Retail/Point-of-Sale (POS) – Digi solutions solve the challenges associated with enabling POS devices to effectively share information across the network. Digi solutions can be used to easily connect network devices like card swipe readers, bar-code scanners, scales, receipt printers, cash register display poles, information displays and RFID readers.
Building Automation/Security – Digi products automate and control buildings’ heating, ventilation and air conditioning (HVAC) and security systems, and solve the problem of stand-alone control systems that are unable to talk to each other and share important data. Digi solutions can be used to centrally manage equipment and improve the comfort, safety and productivity of building occupants.

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS AND PRODUCTS (CONTINUED)
Medical/Healthcare – Digi solutions network-enable medical equipment and devices to receive, monitor and access patient information quickly, easily, and accurately, utilizing the hospital’s existing Ethernet network to improve patient care and reduce operating costs. Examples include blood analyzers, infusion pumps, ventilators and other point of care and diagnostic equipment.
Out-of-Band Management – Digi’s out-of-band management solutions enable immediate response when a network collapses or in other critical situations, providing connectivity when the primary network is down and eliminating costly travel to remote sites.
Office Networking – Each business day billions of images are created, moved and then output in some form over networks and the internet in a process called Image Communication. This demanding process has driven the need for a new generation of network attached devices to manage the ever increasing load of network media. Digi provides the core solutions for connecting, enabling and managing this process for office, industrial and POS printers, network cameras, information displays, network projectors and multifunction printers/copiers.
Products
Digi continues to innovate and provide highly differentiated products to support the long-term growth trend to connect devices to networks in order to bring more intelligence to devices in the many application markets described above.
Multi-Port Serial Adapters
The Company is a market leader in this product category and offers one of the most comprehensive multi-port serial adapter product families. The Company’s products support a wide range of operating systems, port-densities, bus types, expansion options, and applications.
As Ethernet connections extend beyond current applications, the multi-port serial adapter products are gradually transitioning to network-attached and/or USB-attached devices. While the Company will continue to fully support this mature product line, it has strengthened its product offering to meet customer needs and is working to seamlessly transition customers to newer technologies.
Network Connected Products
The Company’s terminal server and device server product families offer flexible, powerful and easy solutions for providing access to serial devices over Ethernet networks. With a comprehensive offering of one-port through 64-port products, this product family quickly and easily turns a previously isolated device with a serial port into a fully collaborative component of the network. The Company believes that terminal servers and device servers will continue to be an important product category as Ethernet-based serial connections extend beyond their current applications and into new market applications such as building automation, health care, process control and secure console port management on servers, routers, switches, and other network equipment. In 2003, the Company introduced a line of device server products. This was followed by the Digi Connect family of customizable device servers including the Digi Connect SP. The Digi Connect SP is a customizable external box solution for Ethernet enabling an installed base of devices. Early in 2004, the Company introduced the Digi CM Console Server, extending the Company’s line of console servers with a secure 48-port series of ports. The Company extended the capability later in the year by adding Automatic Device Recognition, intelligent, state-of-the-art technology that automatically identifies attached equipment to the Digi CM remotely. Digi’s CM console servers are compatible with virtually any network equipment with a

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS AND PRODUCTS (CONTINUED)
serial port including Sun, Cisco, IBM, Hewlett Packard, Unix, Linux and Microsoft Windows Server 2003. In 2005, Digi introduced the industry’s most secure 802.11b wireless device server, the new Digi Connect Wi-SP, which becomes the first to feature WPA2 / 802.11i enterprise security. Digi also introduced the Digi ConnectPortTM, the industry’s first remote networking solution to utilize display and serial over IP technology. The ConnectPort is a network-enabled video display hub that allows standard video displays and other devices to be anywhere on a LAN or other IP network without a locally attached host PC or thin client.
Universal Serial Bus Connected Products
The Company has one of the most comprehensive and sophisticated USB product lines in the industry. Furthermore, the Company’s pioneering EPIC software provides seamless transition between legacy software/systems and next generation USB attached devices, supporting feature rich hardware and software flow control signaling. This software provides ease of use and integration while protecting technology investments. In 2003, the Company expanded its offering further to include USB based sensor products and support for powered peripherals. In 2004, the Company introduced the USB Plus Series of products including power management capabilities. This product line simplifies system architecture by eliminating the need for power supply bricks for USB connected products. In 2005, Digi launched its commercial-grade Watchport®/V2 second-generation USB camera, which becomes the ideal for cost-effective remote monitoring applications.
Cellular Products
In 2005, Digi launched its new wireless remote device networking products with the first intelligent high speed GSM EDGE gateway. The Digi Connect WAN GSM became the first gateway to offer a cost effective, diverse alternative to landline data connections by utilizing Cingular’s high-speed GSM-based GPRS/EDGE network for network connectivity. This was followed by a CDMA 1xRTT version of the same product for use on CDMA cellular networks like Sprint. Digi also launched the industry’s first Serial-to-Wireless gateway using GSM EDGE for connecting remote serial devices via Cingular’s high-speed wireless GSM network and CDMA 1xRTT for connecting remote serial devices via Sprint’s high-speed CDMA network. These applications add cellular connectivity to allow remote device management for critical functions or hard to reach locations, either on a primary or back-up basis.
Embedded Networking Products
     Microprocessors and Development Tools – With the acquisition of NetSilicon in February 2002, the Company entered the embedded system market and now designs and manufactures integrated network centric silicon-based solutions for manufacturers who want to build intelligence and network connectivity into their products. The platforms integrate high performance microprocessors and advanced networking software to provide fully integrated networking solutions. In 2004, the Company released to full production the NS9775 and NS9750 microprocessors and the Net+Works® 6.1 development tools and networking software suite. With its high degree of performance and integration, the NS9750 reduces the overall cost of developing networked devices, enabling manufacturers to easily include both their application and device networking functionality into a single processor. In 2005, Digi released the NS9360 microprocessor to production supported by new enhanced NET+Works® 6.2 development tools. The NS9360 processor reduces cost and provides superior device networking functionality. With the acquisition of Rabbit Semiconductor, the Company added to its product offering with the addition of the Rabbit family of microprocessors. The Company recently announced the Rabbit 4000 microprocessor, a chip that like its predecessors is designed specifically for embedded control, communications, and Ethernet connectivity but which also adds important new features. Coupled with the Rabbit 4000 is the Dynamic C development and networking software suite.

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS AND PRODUCTS (CONTINUED)
     Embedded Modules – In 2003, Digi extended its line of embedded networking products to include the Digi Connect™ ME and Digi Connect™ EM, small, embedded network modules ideal for network and web-enabling a device. In 2004, the Company expanded its product offering of the Digi Connect ME networking modules to include the Digi Connect Wi-ME™ and Digi Connect Wi-EM™ wireless embedded modules that are pin compatible and interchangeable with the Digi Connect wired embedded modules, allowing customers to easily accommodate both wired and wireless functionality in one product design. While these modules may be used as the main processor of a device, these are most often used as co-processors that manage a device’s communications system.
     Core Modules and Single-Board Computers – Digi further extended device networking expertise into core modules by introducing its ConnectCore™ line of products, creating the industry’s first network-optimized series of 32-bit core modules targeted as the main processor for products including access control systems, point-of-sale systems, RFID readers, medical devices and instrumentation, networked displays, and much more. Digi believes that the acquisitions of FS Forth and Rabbit, together with the ConnectCore product introduction, represent a significant move into the networked core module arena. Core modules provide customers with a networked platform for uses as the main processor in an embedded system and the flexibility to allow them to add features and functionality to get to market very quickly with a network-enabled device. The new features of the aforementioned Rabbit 4000 processor will enhance the Rabbit core module offering and allow Digi to significantly broaden its core module customer base. In addition, the Rabbit acquisition also added a family of single board computers (SBCs). While SBCs offer the same benefits as core modules, they also obviate the need for additional interface circuitry because they include all of the key device interface components on one circuit board.
DISTRIBUTION AND PARTNERSHIPS
The Company’s larger U.S. distributors include Ingram Micro, Tech Data Corporation, and Arrow Distributing. Digi also maintains relationships with many other distributors in the U.S., Canada, Europe, Asia Pacific, and Latin America.
Digi maintains strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications software vendors, operating system suppliers, computer hardware manufacturers, and cellular carriers. Key partners include: Microsoft, Citrix Systems, Hewlett Packard, IBM, Motorola, CDW, Dell, Insight, Santa Cruz Operation, Sun Microsystems, Toshiba, Atmel, Green Hills Software, Cingular, Sprint, Verizon, and Alltel. Furthermore, Digi maintains a worldwide network of authorized developers and manufacturing representatives that extends the Company’s marketing and selling reach into certain technology applications or geographical regions. Digi has extended its catalog distribution relationships through the Rabbit acquisition, and maintains strong relationships with catalog distributors Digi-Key and Mouser Electronics.
CUSTOMERS
The Company’s customer base includes many of the world’s largest companies. The Company has strategic sales relationships with leading vendors, allowing them to ship the Company’s board and network products as component parts of their overall networking solutions. These vendors include IBM, NCR, Sun Microsystems, Fujitsu Transaction Solutions (Optimal Robotics), Abbott Labs and Hewlett Packard, among others. Many of the world’s leading telecommunications companies and internet service providers also rely on the Company’s products, including Lucent, AT&T, Cingular, Sprint, Verizon and Siemens. The Company has also established relationships with customers such as Hirschmann, Sauter, Pro Control, Bizerba, AFT Atlas, Ikusi and Metso

ITEM 1. BUSINESS (CONTINUED)
CUSTOMERS (CONTINUED)
Automation, many authorized resellers and OEMs, and catalog distribution customers Digi-Key and Mouser Electronics named above.
One distributor, Tech Data, comprised 12.9%, 15.6% and 15.2% of the Company’s net sales for the years ended September 30, 2005, 2004 and 2003, respectively. Another distributor, Ingram Micro, comprised 8.6%, 9.7% and 11.3% of the Company’s net sales for the years ended September 30, 2005, 2004 and 2003, respectively.
COMPETITIVE CONDITIONS
The communications technology industry is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability.
The Company believes that it is a global market leader in multi-port serial adapters. As this market continues to mature, the Company is focusing on key applications, customers, and markets to manage applications as they transition to other technologies such as Ethernet, USB, and wireless connectivity products. The Company also believes it is a leader in connecting peripheral devices to LANs with its terminal server and device server product lines and WANs with its cellular product line. The Company believes that the complementary nature of the NetSilicon-branded device connectivity products, along with a line of embeddable core modules acquired as part of the FS Forth and Rabbit acquisitions, will provide an expanded range of products and technology.
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
OPERATIONS
The Company’s manufacturing operations procure all parts and perform certain services involved in production. Most of the Company’s product manufacturing is subcontracted to outside firms that specialize in such services. Digi relies on third party foundries for its semiconductor devices. Currently, Atmel Corporation and Toshiba Corporation manufacture the NET+ARM® semiconductor devices. The Company believes that this approach is beneficial because the Company can reduce its fixed costs, maintain production flexibility and maximize its profits.
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
During fiscal years 2005, 2004 and 2003, the Company’s research and development expenditures were $16.5 million, $17.2 million and $16.0 million, respectively. Due to rapidly changing technology in the communications technology industry, the Company believes that its success depends primarily upon the

ITEM 1. BUSINESS (CONTINUED)
OPERATIONS (CONTINUED)
engineering, marketing, manufacturing and support skills of its personnel. Digi’s proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents. The Company has established common law and registered trademark rights on a family of marks for a number of its products.
As of September 30, 2005, the Company had backlog orders which management believed to be firm in the amount of $9.0 million. All of these orders are expected to be shipped in fiscal 2006. Backlog as of September 30, 2004 was $7.0 million and $5.8 million as of September 30, 2003. Backlog as of any particular date is not necessarily indicative of the Company’s future sales trends.
The Company had 481 employees on September 30, 2005 compared to 341 on September 30, 2004. The increase in the number of employees in fiscal 2005 is primarily due to the addition of 155 employees as a result of the acquisitions of Rabbit and FS Forth, partially offset by normal attrition.
DIGI INTERNATIONAL WEBSITE
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company’s website (www.digi.com) under the “About us – Investor Relations” caption or by writing to Digi International, Inc. This information is available free of charge as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 150 F Street, N.E., Room 1580, Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
The Company is not including the information on its website as part of, or incorporating it by reference into, its Form 10-K.

ITEM 2. PROPERTIES
The following table contains a listing of the Company’s current property locations:

			Ownership or
		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date
Minnetonka, MN (Corporate headquarters)	Research and development, sales, sales support, marketing, and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Waltham, MA	Research and development, sales, sales support, marketing, and administration	21,759	September 2007

Austin, TX	Sales, sales support, marketing, and administration	6,563	March 2008

Davis, CA	Sales, sales support, manufacturing and warehousing	24,000	December 2012

Davis, CA	Marketing, research & development, and administration	11,200	September 2008

Hong Kong, China	Sales, marketing, and administration	3,413	August 2007

Beijing, China	Sales, marketing, and administration	2,372	December 2006

Dortmund, Germany	Sales, sales support, marketing, and administration	65,348	Owned

Breisach, Germany	Sales, marketing, research & development, manufacturing, warehousing and administration	8,748	December 2008

Logrono, Spain	Sales, research & development, and administration	1,291	September 2007

Tokyo, Japan	Sales	1,371	November 2005
In addition to the above locations, the Company performs research and development activities in various other locations in the United States and sales activities in various other locations in Europe and China which are not deemed to be principal locations. Management believes that the Company’s facilities are adequate for its needs. The Company is attempting to sell the Dortmund, Germany facility.
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

ITEM 3. LEGAL PROCEEDINGS (CONTINUED)
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
Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.
If the proposed settlement is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2005, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to the vote of security holders during the quarter ended September 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
The Company’s Common Stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market™ under the symbol “DGII.” On November 21, 2005, the number of holders of the Company’s Common Stock was approximately 8,387, consisting of 219 record holders and approximately 8,168 stockholders whose stock is held by a bank, broker or other nominee.
The number of securities issuable under equity compensation plans and the related weighted-average exercise price is described in Part III, Item 12, Equity Compensation Plan Information.
High and low sale prices for each quarter during the years ended September 30, 2005 and 2004, as reported on the NASDAQ Stock Market, were as follows:
Stock Prices

2005	First	Second	Third	Fourth
High	$17.53	$17.25	$13.89	$14.79
Low	$11.59	$13.24	$10.11	$9.75

2004	First	Second	Third	Fourth
High	$9.70	$12.33	$10.85	$12.18
Low	$6.61	$9.26	$8.56	$9.89
Dividend Policy
The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.
The Company does not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.
Issuer Repurchases of Equity Securities
The Company did not repurchase any of its equity securities in the quarter ended September 30, 2005.

ITEM 6. SELECTED FINANCIAL DATA
(in thousands except per common share amounts and number of employees)

For the fiscal years ended September 30	2005	2004	2003	2002	2001
Net sales	$125,198	$111,226	$102,926	$101,536	$130,405

Gross profit	$75,682	$67,783	$61,346	$55,524	$64,212

Sales, marketing, general and administrative	41,894	38,843	40,258	48,364	46,968
Research and development	16,531	17,159	15,968	19,530	18,335
Restructuring	—	—	(600)	2,696	1,121
Acquired in-process research and development	300	—	—	3,100	—
Loss on sale of MiLAN assets	—	—	—	3,617	—
Gain from forgiveness of grant payable	—	—	(553)	(1,068)	—

Operating income (loss)	16,957	11,781	6,273	(20,715)	(2,212)

Total other income, net	1,026	369	296	1,255	2,397

Income (loss) before income taxes and cumulative effect of accounting change	17,983	12,150	6,569	(19,460)	185

Income tax provision (benefit)	318	3,487	(23)	(6,675)	66

Income (loss) before cumulative effect of accounting change	17,665	8,663	6,592	(12,785)	119

Cumulative effect of accounting change	—	—	(43,866)	—	(1,902)

Net income (loss)	$17,665	$8,663	$(37,274)	$(12,785)	$(1,783)

Net income (loss) per common share, basic:
Income (loss) before cumulative effect of accounting change	$0.79	$0.41	$0.31	$(0.65)	$—
Cumulative effect of accounting change	—	—	(2.08)	—	(0.12)

Net income (loss) per common share	$0.79	$0.41	$(1.77)	$(0.65)	$(0.12)

Net income (loss) per common share, diluted:
Income (loss) before cumulative effect of accounting change	$0.76	$0.39	$0.31	$(0.65)	$—
Cumulative effect of accounting change	—	—	(2.07)	—	(0.12)

Net income (loss) per common share	$0.76	$0.39	$(1.76)	$(0.65)	$(0.12)

Working capital (total current assets less total current liabilities)	$69,995	$82,090	$57,793	$62,662	$74,233

Total assets	177,631	150,465	132,540	180,828	139,453

Long-term debt and capital lease obligations	1,181	—	—	4,989	5,499

Stockholders’ equity	153,537	127,079	105,863	151,180	112,917

Book value per common share	6.78	5.83	5.23	6.80	7.39

Number of employees	481	341	358	407	425

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The communications technology industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company’s future success will depend on its ability to enhance its existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of its products over competing products. Failure by the Company to modify its products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause the Company to lose market share and cause its revenues to decline.
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
The Company intends to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2005, 2004, and 2003, the Company’s research and development expenses comprised 13.2%, 15.4%, and 15.5%, respectively, of total net sales. If the Company is unable to develop new products as a result of its research and development efforts, or if the products the Company develops are not successful, its business could be harmed. Even if the Company develops new products that are accepted by its target markets, the net revenues from these products may not be sufficient to justify its investment in research and development.
A substantial portion of the Company’s recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment, security equipment and medical equipment. The Company’s financial performance is dependent upon the development of the intelligent device markets that the Company is targeting, and the Company’s ability to successfully compete and sell its products to manufacturers of these intelligent devices.
Certain of the Company’s products that generate a substantial amount of its revenue are sold into mature markets, which could limit the Company’s ability to continue to generate revenue from these products.
Certain of the Company’s products provide asynchronous and synchronous data transmissions via add-on cards. The market for add-on asynchronous and synchronous data communications cards is mature. Furthermore, certain applications of the Company’s embedded network interface cards are also considered mature. Asynchronous, synchronous, and network interface cards generated approximately 37.5% of the Company’s revenues in fiscal 2005. As the overall market for these products decreases due to the adoption of new technologies, the Company expects that its revenues from these products will continue to decline. As a result, the Company’s future prospects depend in large part on its ability to acquire or develop and successfully market additional products that address growth markets.
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
Tech Data and Ingram Micro, distributors, comprised 12.9% and 8.6% of net sales, respectively, during the fiscal year ended 2005. During fiscal 2004 and 2003 Tech Data comprised 15.6% and 15.2% of net sales, respectively, and Ingram Micro comprised 9.7% and 11.3% of net sales, respectively. The potential loss of distributors Tech Data and Ingram Micro would have less impact than if end-user customers were lost. The Company’s sales are primarily made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing the Company’s products at any time without penalty. The decision of any key customer to cease using the Company’s products or a material decline in the number of units purchased by a significant customer could have a material adverse effect on the Company’s revenues.
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
RISK FACTORS (CONTINUED)
technologies. For these and other reasons, the sales cycle associated with certain of the Company’s products is typically lengthy and is subject to a number of significant risks, including end users’ internal purchasing reviews, that are beyond the Company’s control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer for a particular quarter are not realized in that quarter, the Company’s operating results for that quarter could be materially adversely affected.
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
The Company’s ability to compete depends in part on its proprietary rights and technology. Its proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents.
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
From time to time, the Company is subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm the Company and require the Company to incur significant costs.
The communications technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, the Company receives notification of a third-party claim that its products infringe other intellectual property rights. Any litigation to determine the validity of third-party infringement claims, whether or not determined in the Company’s favor or settled by the Company, may be costly and divert the efforts and attention of the Company’s management and technical personnel from productive tasks, which could have a material adverse effect on the Company’s ability to operate its business and service the needs of its customers. There can be no assurance that any infringement claims by third parties, if proven to have merit, will not materially adversely affect the Company’s business or financial condition. In the event of an adverse ruling in any such matter, the Company may be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on the Company’s ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on its business and financial condition. (See Item 3 and Note 15 to the Company’s Consolidated Financial Statements.)
The Company faces risks associated with its international operations and expansion that could impair its ability to grow its revenues abroad.
In the fiscal years ended September 30, 2005, 2004, and 2003, net sales to customers outside the United States were approximately 42.5%, 44.2%, and 35.5%, respectively, of total net sales.
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
The Company’s future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, the Company may be subject to the examination of its income tax returns by the Internal Revenue Service and other U.S. and international tax authorities. The Company regularly assesses the potential outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an effect on the Company’s consolidated operating results and financial condition.
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
The Company’s failure to effectively comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on the Company’s revenues and profitability.
Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations. In addition, certain states and countries may pass regulations requiring the Company’s products to meet certain requirements to use environmentally friendly components. Such laws and regulations have recently been passed in jurisdictions in which the Company operates. The European Union has issued two

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RISK FACTORS (CONTINUED)
directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (WEEE) makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market after August 13, 2005. The Restrictions of Hazardous Substances Directive (RoHS) bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union after July 1, 2006. In the future, China and other countries are expected to adopt environmental compliance programs. If the Company fails to comply with these regulations, it may not be able to sell its products in jurisdictions where these regulations apply which could have a material adverse effect on the Company’s revenues and profitability.
NON-GAAP FINANCIAL MEASURES
Management believes that there are certain non-GAAP financial measures that provide useful information to investors regarding the Company’s results of operations and financial condition which permit a more meaningful comparison and understanding of the Company’s operating performance. These non-GAAP financial measures are discussed in the 2005 Letter to Stockholders and the “Income Taxes” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation. These non-GAAP financial measures are as follows:
•	earnings before income taxes, depreciation and amortization (EBTDA);

•	income before income taxes and cumulative effect of accounting change excluding unusual items;

•	earnings per diluted share, excluding the impact of the favorable tax settlement
With respect to the measures that exclude the favorable tax settlement, management believes that excluding this item provides useful information to investors regarding the Company’s consolidated results of operations and financial condition and permits a more meaningful comparison and understanding of the Company’s operating performance. Management believes that EBTDA helps investors compare operating results and corporate performance exclusive of the impact of the Company’s capital structure and the method by which assets were acquired. In addition, the incentive compensation plans for the Company’s employees, including executive officers, are partially based on achievement of defined earnings before taxes, depreciation and amortization targets, and the Company monitors this statistic on a quarterly basis.
Management uses these various non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of the comparative operating performance of the Company.
The Company does not consider the non-GAAP financial measures listed above to be substitutes for performance measured in accordance with GAAP. Investors should also view the GAAP measures as the most complete measure of the Company’s overall financial performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NON-GAAP FINANCIAL MEASURES (CONTINUED)
The following tables disclose a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures, which are net income (loss), income before income taxes and cumulative effect of accounting change and net income per common share, diluted.
Reconciliation of Net Income (Loss) to Earnings before Taxes, Depreciation, and Amortization
($ in thousands)

	Year Ended September 30,
	2005		2004		2003		2002
		% of net		% of net		% of net		% of
	Amount	sales	Amount	sales	Amount	sales	Amount	net sales
Net sales	$125,198	100.0%	$111,226	100.0%	$102,926	100.0%	$101,536	100.0%

Net income (loss)	$17,665		$8,663		$(37,274)		$(12,785)
Income tax provision (benefit)	318		3,487		(23)		(6,675)

Income (loss) before income taxes	17,983		12,150		(37,297)		(19,460)
Depreciation and amortization	8,870		8,597		10,303		11,568

EBTDA	$26,853	21.4%	$20,747	18.7%	$(26,994)	-26.2%	$(7,892)	-7.8%

Reconciliation of Income before Income Taxes and Cumulative Effect of Accounting Change
to Effective Tax Rate on Income Before Income Taxes and
Cumulative Effect of Accounting Change, Excluding Unusual Items
($ in thousands)

	Year ended September 30,
	2005	2004	2003
Income before income taxes and cumulative effect of accounting change	$17,983	$12,150	$6,569

Income tax provision (benefit) as reported	$318	$3,487	$(23)
Unusual items:
Impact of favorable tax settlement	(5,689)	—	—
Impact of reversal of valuation allowance	—	—	(1,415)

Income tax provision, excluding unusual items	$6,007	$3,487	$1,392

Effective tax rate on income before income taxes and cumulative effect of accounting change as reported	1.8%	28.7%	-0.3%

Effective tax rate on income before income taxes and cumulative effect of accounting change, excluding unusual items	33.4%	28.7%	21.2%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NON-GAAP FINANCIAL MEASURES (CONTINUED)
Reconciliation of Net Income Per Common Share, Diluted to
Net Income Per Common Share, Diluted Excluding Favorable Tax Settlement
(in thousands, except per share amounts)

	Year ended September 30,
	2005	2004
Net income as reported	$17,665	$8,663
Impact of favorable tax settlement	(5,689)	—

Net income excluding impact of favorable tax settlement	$11,976	$8,663

Net income per common share, diluted, as reported	$0.76	$0.39
Impact of favorable tax settlement	$(0.24)	$—

Net income per common share, diluted, excluding impact of favorable tax settlement	$0.51	$0.39

Weighted average common shares, diluted	23,371	22,031

OVERVIEW
Digi operates in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. Digi provides device connectivity solutions, and all products connect devices to networks in various commercial environments. Digi believes that its products and technologies are cost-effective and easy to use, and Digi places a high priority on development of innovative products that provide differentiated features and functions and allow for ease of integration with customers’ applications. Core technology is being migrated across product lines to provide additional functionality for customers and allow them to get to market with networked-enabled devices faster.
During fiscal 2005, Digi developed and released many innovative new products while improving execution of the Company’s sales and marketing activities. Digi also placed a high priority on improving the Company’s total operating expense to net sales ratio which was 46.9% in fiscal 2005 compared to 50.3% and 54.0% in fiscal 2004 and fiscal 2003, respectively. Innovative new product introductions, together with a focus on simplifying infrastructure to improve operational efficiencies and a cost containment focus throughout the Company, created a strong increase in operating income to 13.5% of net sales in fiscal 2005 compared to 10.6% and 6.1% in fiscal 2004 and fiscal 2003, respectively.
The Company operates in two reportable segments, the Connectivity Solutions segment and the Device Networking Solutions segment (see Note 6 to the Company’s Consolidated Financial Statements.) The Connectivity Solutions segment includes products that are mature and are in flat to declining markets as well as products that have recently been introduced and are in growing markets. Declining sales of products in the mature product lines within this segment were offset by increasing sales of growth products in this segment, resulting in a $2.0 million increase in sales levels in fiscal 2005 compared to fiscal 2004 and a $1.4 million increase in sales levels in fiscal 2004 compared to fiscal 2003. Although total sales in the Connectivity Solutions segment increased in fiscal 2005 compared to fiscal 2004, operating income in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
this segment declined in fiscal 2005 relative to the prior year as the continuing decline in net sales of the multi-port serial adapter products resulted in a reduction in margins. Improved margins and lower operating expenses resulted in an increase in Connectivity Solutions segment operating income during fiscal 2004 compared to fiscal 2003. The Company’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from mature products and applications to other newer technologies.
The Company expects continued long-term growth in the Device Networking Solutions segment. Net sales in the Device Networking Solutions segment increased during the three year period ended September 30, 2005. Increased net sales as a result of the Rabbit and FS Forth acquisitions resulted in a decrease in operating loss during fiscal 2005 compared to fiscal 2004. Higher revenue and lower operating costs offset a decline in gross profit margins resulting in a decrease in operating loss during fiscal 2004 compared to fiscal 2003. The Company believes the complementary nature of the device networking products, along with a line of embeddable modules, enhanced by product additions resulting from the Rabbit and FS Forth acquisitions, will provide an expanded range of products and technology in the future and will allow customers to migrate from an external box to a board or module and eventually to a fully integrated chip without making major changes to their software platforms.
As Digi continues to work toward its objective of seamless migration for its customers through connectivity technologies, with a goal of maintaining its leadership position in commercial grade device networking, the segments described above are being reevaluated. This evaluation results from the migration of core technology across product lines, as well as changes in the Company’s infrastructure that affects the way management views and assesses its business. The Company is considering a change to a single reporting segment in the first quarter of fiscal 2006 as a result of this reevaluation.
The Company intends to continue to extend its current product lines with next generation commercial grade device networking products and technologies targeted for selected commercial markets, such as point of sale, industrial automation, office automation, building controls and medical. The Company believes that there is a market trend of device connectivity in these commercial applications that will require communications intelligence or connectivity to the network or the internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. The Company believes that it is well positioned to leverage its current products and technologies to take advantage of this market trend.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information from the Company’s Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)

($’s in thousands)							% Increase (decrease)
							2005	2004
	Year ended September 30,						Compared	Compared
	2005		2004		2003		to 2004	to 2003
Net sales	$125,198	100.0%	$111,226	100.0%	$102,926	100.0%	12.6%	8.1%
Cost of sales	49,516	39.6	43,443	39.1	41,580	40.4	14.0	4.5

Gross profit	75,682	60.4	67,783	60.9	61,346	59.6	11.7	10.5
Operating expenses:
Sales and marketing	26,339	21.1	25,556	23.0	24,734	24.0	3.1	3.3
Research and development	16,531	13.2	17,159	15.4	15,968	15.5	(3.7)	7.5
General and administrative	10,005	8.0	8,064	7.2	9,039	8.8	24.1	(10.8)
Identifiable intangibles amortization	5,550	4.4	5,223	4.7	6,485	6.3	6.3	(19.5)
Restructuring	—	—	—	—	(600)	(0.6)	N/M	N/M
In-process research and development	300	0.2	—	—	—	—	N/M	—

Total operating expenses	58,725	46.9	56,002	50.3	55,626	54.0	4.9	0.7
Gain from forgiveness of grant payable	—	—	—	—	553	0.5	N/M	N/M

Operating income	16,957	13.5	11,781	10.6	6,273	6.1	43.9	87.8
Total other income, net	1,026	0.9	369	0.3	296	0.3	178.0	24.9

Income before income taxes and cumulative effect of accounting change	17,983	14.4	12,150	10.9	6,569	6.4	48.0	85.0
Income tax provision (benefit)	318	0.3	3,487	3.1	(23)	(0.0)	(90.9)	N/M

Income before cumulative effect of accounting change	17,665	14.1	8,663	7.8	6,592	6.4	103.9	31.4
Cumulative effect of accounting change	—	—	—	—	(43,866)	(42.6)	N/M	N/M

Net income (loss)	$17,665	14.1%	$8,663	7.8%	$(37,274)	(36.2)%	103.9%	123.2%

N/M means not meaningful
NET SALES
Net sales were $125.2 million in fiscal 2005 compared to $111.2 million in fiscal 2004. Digi improved its competitive position in fiscal 2005 with two acquisitions and innovative product introductions in both of its business segments creating an increase in net sales of $14.0 million or 12.6% compared to fiscal 2004. The Company competes for customers on the basis of product performance in relation to compatibility, support, quality and reliability, product development capabilities, price and availability. As a result of continued market penetration of the device server product lines, revenue increases in the Company’s other growth product lines, including product lines inherited through recent acquisitions, and the introduction of the cellular products, the Company offset the volume declines from its mature markets, primarily multi-port serial adaptors and network interface cards (NICs). Due to customer and product mix changes, the Company has experienced an increase in the average selling price of its products. Fluctuation in foreign currency rates compared to the prior year’s rates had a favorable impact on net sales of $0.7 million and $1.7 million in fiscal 2005 and 2004, respectively. The $14.0 million, or 12.6% increase in net sales from 2004 to 2005, and the $8.3 million, or 8.1% increase in net sales from 2003 to 2004, occurred within the Company’s reportable business segments as displayed below.
The following table sets forth revenue by segment:

($ in millions)	Net Sales			% of Net Sales
	2005	2004	2003	2005	2004	2003
Connectivity Solutions	$75.5	$73.5	$72.1	60.3%	66.1%	70.1%
Device Networking Solutions	49.7	37.7	30.8	39.7%	33.9%	29.9%

Total	$125.2	$111.2	$102.9	100.0%	100.0%	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Digi continues to enhance and introduce products into the market. Connectivity Solutions net sales increased $2.0 million in fiscal 2005 compared to fiscal 2004 due to an increase in growth products within this segment. Growth products within this segment are comprised of USB, terminal servers, and cellular products. Mature products within this segment include Integrated Services Digital Network (ISDN), Remote Access Server (RAS), synchronous, and asynchronous products. Net sales of mature products declined $6.2 million in 2005 compared to 2004, primarily due to market maturity of the multi-port serial adaptor products. Device Networking Solutions sales increased $12.0 million in fiscal 2005 compared to fiscal 2004. Rabbit contributed $10.6 million of revenue from the date of acquisition, May 26, 2005, through the end of fiscal 2005. The balance of the increase in Device Networking Solutions net sales is primarily due to continued market penetration, introduction of new products, new customers reaching production volumes, and other acquisitions with complementary product lines. In fiscal 2005 the Device Networking Solutions segment experienced an accelerated decline in mature NIC net sales as a result of OEMs migrating from NICs to software only solutions.
The communications technology industry stabilized in fiscal 2004 contributing to the Company’s increased net sales. Digi continued to enhance its channel strategy including employing additional channel partners and releasing product line enhancements. Connectivity Solutions net sales were $1.4 million higher in fiscal 2004 compared to fiscal 2003 due to an increase in growth products within this segment. Net sales of mature products in this segment remained relatively flat between fiscal 2004 and fiscal 2003. Device Networking Solutions net sales increased $6.9 million in fiscal 2004 compared to fiscal 2003. The increase is mainly due to improved channel execution, continued market penetration of the device server product line, the introduction of new products and new customers reaching production.
The Company’s revenue is generated from these distribution channels: OEMs, distributors, and direct. The following tables present the Company’s revenue by channel and by geographic location of the customers, as displayed by reporting segment:

($ in millions)	Net Sales			% of Net Sales
	2005	2004	2003	2005	2004	2003
OEM Channel
Connectivity Solutions	$11.0	$13.7	$14.2	8.8%	12.3%	13.8%
Device Networking Solutions	34.3	29.3	25.2	27.4%	26.3%	24.5%

Total OEM Channel	$45.3	$43.0	$39.4	36.2%	38.6%	38.3%

Distribution Channel
Connectivity Solutions	$50.3	$50.0	$47.8	40.2%	45.0%	46.5%
Device Networking Solutions	12.2	6.4	4.4	9.7%	5.8%	4.2%

Total Distribution Channel	$62.5	$56.4	$52.2	49.9%	50.8%	50.7%

Direct Channel
Connectivity Solutions	$14.2	$9.8	$10.1	11.3%	8.8%	9.8%
Device Networking Solutions	3.2	2.0	1.2	2.6%	1.8%	1.2%

Total Direct Channel	$17.4	$11.8	$11.3	13.9%	10.6%	11.0%

Company
Connectivity Solutions	$75.5	$73.5	$72.1	60.3%	66.1%	70.1%
Device Networking Solutions	49.7	37.7	30.8	39.7%	33.9%	29.9%

Total Company	$125.2	$111.2	$102.9	100.0%	100.0%	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
The increase in OEM channel net sales during the last three fiscal years was primarily due to the Company’s entrance into the device networking market through the acquisitions of NetSilicon and Rabbit. The majority of NetSilicon and Rabbit customers are OEMs. The decline in Connectivity Solutions net sales within the OEM channel during the last three fiscal years was related to a continued decline in demand in the communications technology industry associated with the decline in certain mature markets. The increase in Device Networking Solutions net sales within the OEM channel was due to the expansion of product offerings and the ramp up of new customers reaching production volumes.
The increase in the distribution channel net sales over the last three fiscal years was primarily due to the Company maintaining its channel strategy, which includes employing additional channel partners and releasing product line enhancements. This strategy resulted in maintaining the Connectivity Solutions distribution channel net sales while increasing the Device Networking Solutions distribution channel net sales.
The increase in the direct channel net sales in fiscal 2005 compared to fiscal 2004 was primarily due to specific Connectivity Solutions deals that the Company determined should go through the direct channel rather than the distribution or OEM channels.

($ in millions)	Net Sales			% of Net Sales
	2005	2004	2003	2005	2004	2003
International
Connectivity Solutions	$25.0	$23.6	$24.0	20.0%	21.2%	23.4%
Device Networking Solutions	28.2	25.6	12.5	22.5%	23.0%	12.1%

Total International	$53.2	$49.2	$36.5	42.5%	44.2%	35.5%

Domestic
Connectivity Solutions	$50.5	$49.9	$48.1	40.3%	44.9%	46.7%
Device Networking Solutions	21.5	12.1	18.3	17.2%	10.9%	17.8%

Total Domestic	$72.0	$62.0	$66.4	57.5%	55.8%	64.5%

Company
Connectivity Solutions	$75.5	$73.5	$72.1	60.3%	66.1%	70.1%
Device Networking Solutions	49.7	37.7	30.8	39.7%	33.9%	29.9%

Total Company	$125.2	$111.2	$102.9	100.0%	100.0%	100.0%

The increase in international net sales during the last three fiscal years was primarily due to the Company’s focus on expansion in the Asia Pacific market as well as incremental international sales resulting from the acquisitions of Rabbit and FS Forth.
The increase in domestic device networking net sales was primarily due to continued market penetration, introduction of new products, new customers reaching production volumes, and acquisitions with complementary product lines.
GROSS PROFIT
Gross profit margin in 2005 was 60.4% compared to 60.9% in 2004. The decrease in gross profit margin was primarily due to sales of Rabbit products with lower gross profit margins. Software licenses, royalties, fees associated with technical support, training, professional and engineering services contributed $1.7 million to gross profit or 1.3% as a percent of net sales in 2005 compared to a contribution of $2.9 million to gross profit or 2.6% as a percent of net sales in 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
GROSS PROFIT (CONTINUED)
Gross profit margin for 2004 was 60.9% compared to 59.6% in 2003. The increase in gross profit margin was primarily due to higher margins in both new and legacy products in the Connectivity Solutions segment and by raw material cost savings across all product lines, in addition to manufacturing and inventory efficiencies.
OPERATING EXPENSES
2005 Compared to 2004
Operating expenses were $58.7 million in 2005, an increase of $2.7 million or 4.9%, compared to operating expenses of $56.0 million in 2004. Incremental operating expenses of $5.4 million were incurred as a result of the acquisitions of Rabbit and FS Forth of which $0.3 million related to in-process research and development associated with the Rabbit 4000 microprocessor. These increases were offset in part by the Company’s continued focus on general cost containment in an effort to lower operating expenses as a percent of net sales. Although operating expenses increased $5.4 million as a result of the acquisitions of Rabbit and FS Forth, operating expenses as a percent of net sales improved to 46.9% in fiscal 2005 from 50.3% in fiscal 2004.
Sales and marketing expenses were $26.3 million in 2005, an increase of $0.8 million or 3.1%, compared to sales and marketing expenses of $25.5 million in 2004. The acquisitions of Rabbit and FS Forth, during the third quarter of fiscal 2005, resulted in incremental sales and marketing expense of $1.6 million. This increase was partially offset by a decline in variable sales and marketing expense related to a decline in net sales in certain other product categories, primarily in the network interface card product line.
Research and development expenses were $16.5 million in 2005, a decrease of $0.6 million or 3.7%, compared to research and development expenses of $17.1 million in 2004. The acquisitions of Rabbit and FS Forth resulted in incremental research and development expense of $1.9 million. This increase was offset by a decline in chip fabrication and testing expense due to the timing of chip development. During fiscal 2004, fabrication and testing expenses were incurred for chip projects that were in development. During fiscal 2005, the development phase of these chips ended and the chips have been released into volume production.
General and administrative expenses were $10.0 million in 2005, an increase of $1.9 million or 24.1%, compared to general and administrative expenses of $8.1 million in 2004. Incremental general and administrative expenses were $0.6 million as a result of the acquisitions of Rabbit and FS Forth. In addition, general and administrative expense increased due to increased professional service expense including legal and Section 404 Sarbanes-Oxley related expenses.
Identifiable intangible amortization expenses were $5.5 million in 2005, an increase of $0.3 million or 6.3%, compared to identifiable intangible amortization expenses of $5.2 million in 2004. The acquisitions of Rabbit and FS Forth resulted in increased identifiable intangible amortization expense of $1.0 million. This increase was partially offset by a decline in amortization expense of $0.7 million due to certain purchased technology becoming fully amortized during fiscal 2005.
2004 Compared to 2003
Operating expenses were $56.0 million in 2004, an increase of $0.4 million or 0.7%, compared to operating expenses of $55.6 million in 2003. Operating expenses for 2003 were reduced due to a $0.6 million change in estimate related to the restructuring charge recorded during 2002 primarily due to the renegotiation and settlement of certain previously established severance obligations including related legal fees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
Sales and marketing expenses were $25.6 million in 2004, an increase of $0.9 million, compared to sales and marketing expenses of $24.7 million in 2003. The increase was primarily due to increased commission expense resulting from increased sales. The strengthening of the Euro against the U.S. dollar also unfavorably impacted sales and marketing expense by $0.4 million in fiscal 2004 compared to fiscal 2003.
Research and development expenses were $17.2 million in 2004, an increase of $1.2 million, compared to research and development expenses of $16.0 million in 2003. The Company continued to focus its research and development activities in fiscal 2004 on the development of its device server and chip and software product lines as well as the USB and terminal server product lines. Research and development expense increased between fiscal 2004 and fiscal 2003 primarily due to increased compensation costs related to an increase in personnel required to support the development of remote device management technology.
General and administrative expenses decreased $1.0 million from $9.0 million in 2003 to $8.0 million in 2004. The reduction was primarily due to a decline in legal expense.
Identifiable intangible amortization expense declined $1.3 million as a result of certain purchased technology becoming fully amortized during the third quarter of fiscal 2003.
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
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
On May 26, 2005, the Company acquired Rabbit, formerly Z-World, Inc., a privately held corporation for a purchase price of $49.3 million in cash (excluding cash acquired of $0.4 million and assumption of $1.3 million in debt). The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed.
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
The Company anticipates that the Rabbit 4000 microprocessor will be released in March 2006. These estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.
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
OTHER INCOME (EXPENSE)
Total other income, net was $1.0 million in fiscal 2005 compared to $0.4 million in fiscal 2004. The Company realized interest income on marketable securities and cash and cash equivalents of $1.6 million in fiscal 2005 compared to $0.9 million in fiscal 2004. The increase in interest income was primarily due to higher average interest rates in fiscal 2005 compared to fiscal 2004 while average cash and marketable security balances were comparable between years. Interest expense was $0.1 million in fiscal 2005 primarily related to interest expense on the $21.0 million short-term loan that was used to finance the Rabbit acquisition and interest on capital leases and a revolving line of credit held by Rabbit. The short-term loan was paid in full in July 2005. Other expense was $0.5 million in both fiscal 2005 and fiscal 2004.
Total other income, net was $0.4 million in fiscal 2004 compared to $0.3 million in fiscal 2003. The Company realized interest income on marketable securities and cash and cash equivalents of $0.9 million in both fiscal 2004 and fiscal 2003. Higher average cash and marketable securities balances in fiscal 2004 compared to fiscal 2003 offset the impact of lower average interest rates during comparable periods. The Company paid off all outstanding debt in January 2004 resulting in a $0.5 million decrease in interest expense between years. Other expense was $0.5 million in fiscal 2004 compared to $0.1 million in fiscal 2003. Other expense in fiscal 2003 was partially offset by $0.3 million of income received from the sale of non-core intellectual property.
INCOME TAXES
The Company’s effective income tax rate was 1.8% in fiscal 2005 compared to 28.7% in fiscal 2004. In February 2005, the Congressional Joint Committee on Taxation approved a settlement with the Internal Revenue Service on an audit of certain of the Company’s prior fiscal years income tax returns. The Company had established tax reserves in excess of the ultimate settled amounts. As a result, the Company recorded an income tax benefit of $5.7 million in fiscal 2005 representing the excess of its income tax reserves over the amount paid. The estimated annual effective rate for fiscal 2005, adjusted for the $5.7 million favorable tax settlement, would have been 33.4%. The effective tax rate for both fiscal 2005 and fiscal 2004 is lower than the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES (CONTINUED)
U.S. statutory rate of 35.0% primarily due to utilization of income tax credits and exclusions for extraterritorial income. The effective tax rate for fiscal 2005, excluding the $5.7 million income tax benefit, is higher than the effective tax rate for fiscal 2004 as a result of higher income before income taxes and cumulative effect of accounting change, lower tax credits and exclusions for extraterritorial income, and non-deductible Rabbit acquisition costs.
The Company’s effective income tax rate was (0.3%) in fiscal 2003. The negative effective rate in fiscal 2003 is due to the reversal of the valuation allowance associated with the German net operating loss carryforwards based upon current and anticipated future taxable income generated by the Company’s German operations. The portion of the valuation allowance related to the German net operating loss carryforwards that was expected to be utilized by the Company during the year ended September 30, 2003 was accounted for by reducing the effective income tax rate in fiscal 2003. The portion of the valuation allowance related to the German net operating loss carryforwards that was expected to be utilized by the Company during periods subsequent to September 30, 2003 resulted in an income tax benefit of $1.4 million being recorded as a discrete event during fiscal 2003. The effective rate for fiscal 2003, adjusted for the $1.4 million valuation allowance reversal, would have been 21.2%. The tax provision for fiscal 2003, adjusted for the $1.4 million valuation allowance reversal, is recorded at a rate less than the U.S. statutory rate primarily due to an exclusion for extraterritorial income, utilization of income tax credits, and the effect of an increase in acquired deferred tax assets resulting from available NetSilicon net operating losses.
The effective tax rate, excluding the $5.7 million favorable tax settlement in fiscal 2005 and the $1.4 million valuation allowance reversal in fiscal 2003 are not measures of financial performance under generally accepted accounting principles (GAAP). Management believes that excluding these one-time non-recurring items provides useful information to investors regarding the Company’s effective tax rate in comparison to the U.S. statutory rate. The reconciliation of this measure to the most directly comparable GAAP financial measure is disclosed in the “Non-GAAP Financial Measures” section of this report.
As of September 30, 2005, the Company had domestic federal net operating loss carryforwards and tax credit carryforwards of approximately $8.5 million and $4.1 million, respectively, which expire at various dates through 2024. All of the $8.5 million of net operating loss carryforwards and approximately $0.8 million of tax credit carryforwards relate to the NetSilicon acquisition and are subject to annual use limitations of $2.8 million, in accordance with provisions of the Internal Revenue Code.
The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (FAS 109). The Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2005. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS AND RELATED CHANGE IN ACCOUNTING PRINCIPLE
As discussed more fully in Note 4 to the Company’s Consolidated Financial Statements, the Company adopted the provisions of FAS 142 as of October 1, 2002 at which time it was determined that there was a total goodwill impairment of $43.9 million. The Company recorded this charge in the first quarter of fiscal 2003. The charge was attributable to an impairment of the carrying value of goodwill related to three acquisitions, primarily that of NetSilicon. The impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking communications and semiconductor industries. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions. The charge was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.
The Company performed its annual goodwill impairment assessment as of June 30, 2005 and 2004. A discounted cash flow technique was utilized in determining the fair value of each reporting unit. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified. Goodwill of $38.7 million is recorded on the Company’s balance sheet as of September 30, 2005.
INFLATION
Management believes inflation has not had a material effect on the Company’s operations or on its financial position.
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations principally with funds generated from operations. At September 30, 2005, the Company had cash, cash equivalents and short-term marketable securities of $50.2 million compared to $79.2 million at September 30, 2004. The Company’s working capital decreased $12.1 million to $70.0 million at September 30, 2005, compared to $82.1 million at September 30, 2004. Working capital increased $24.3 million in fiscal 2004 from $57.8 million at September 30, 2003 to $82.1 million at September 30, 2004.
Net cash provided by operating activities was $18.1 million during fiscal 2005 compared to net cash provided by operating activities of $19.3 million during fiscal 2004. The decline in net cash provided by operating activities of $1.2 million between comparable fiscal years ended September 30, 2005 and 2004 is primarily the result of a payment of $3.2 million to the IRS in November 2004 due to the settlement on an audit of certain of the Company’s income tax returns for prior fiscal years. Net cash provided by operating activities was $19.3 million during fiscal 2004 compared to net cash provided by operating activities of $15.8 million during fiscal 2003. Fiscal 2004 net income of $8.7 million along with non-cash charges including depreciation and amortization expense of $8.6 million and a $2.3 million tax benefit related to stock options exercises were the primary factors that resulted in net cash provided by operating activities of $19.3 million. Net cash provided by operating activities totaled $15.8 million during fiscal 2003. Non-cash charges including a goodwill impairment charge of $43.9 million, depreciation and amortization expense of $10.3 million and a provision for inventory obsolescence of $1.2 million reduced the effect of the fiscal 2003 net loss of $37.2 million.
Net cash used in investing activities was $30.1 million during fiscal 2005 compared to net cash used in investing activities of $25.0 million and $19.5 million during fiscal 2004 and fiscal 2003, respectively. During fiscal 2005, the Company paid $48.9 million and $4.8 million for the acquisitions of Rabbit and FS Forth, respectively. Net settlements from marketable securities were $25.0 million in fiscal 2005 compared to net

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
purchases of $21.7 million and $15.7 million in fiscal 2004 and fiscal 2003, respectively. Purchases of property, equipment, improvements and certain other intangible assets were $1.3 million in both fiscal 2005 and fiscal 2004 and $1.7 million in fiscal 2003. The Company also used $2.0 million in fiscal 2004 and 2003 for contingent purchase price payments related to acquisitions.
The Company generated $4.9 million from financing activities in fiscal 2005, compared to $7.1 million in fiscal 2004, primarily due to cash received from the exercise of stock option and employee stock purchase plans of $6.3 million and $9.3 million in fiscal 2005 and 2004, respectively. The Company entered into a $21.0 million short-term loan during the third quarter of fiscal 2005 to finance the Rabbit acquisition. The Company determined that it was more economical to borrow funds to finance the Rabbit acquisition than to liquidate marketable securities prior to their scheduled maturities. This short-term loan was repaid in fiscal 2005.
During fiscal 2003, the Company used $12.5 million for financing activities, primarily due to the use of $8.6 million to repurchase 2,324,683 shares of its common stock from Sorrento Networks Corporation. Additionally, the Company elected to pay the remaining $5.8 million of long-term debt obligations originally scheduled to be paid in semi-annual principal installments through December 30, 2017. These payments in fiscal 2003 were partially offset by borrowings under a new short-term borrowing agreement with Sparkasse Dortmund in the amount of $2.0 million. This borrowing was repaid in January 2004.
The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for debt and/or equity financing will be sufficient to fund its business operations for the foreseeable future.
The following summarizes the Company’s contractual obligations at September 30, 2005. However, this table excludes up to $2.0 of additional purchase consideration that may be payable to FS Forth in installments of $0.8 million on October 1, 2006 and $1.2 million on October 1, 2007 if FS Forth achieves certain future milestones.

	Payments due by fiscal period
		Less than
in thousands)	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$6,161	$1,879	$2,439	$856	$987
Short-term loan	1	1	—	—	—
Capital leases	1,594	413	796	385	—

Total contractual cash obligations	$7,756	$2,293	$3,235	$1,241	$987

The lease obligations summarized above relate to various operating lease agreements for office space and equipment and have not been reduced by minimum sublease rentals of $0.2 million due in the future under noncancellable subleases.
FOREIGN CURRENCY
The majority of the Company’s foreign currency transactions are executed in the U.S. Dollar, Euro or Japanese Yen. As a result, the Company is exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros or Japanese Yen and foreign currency translation risk as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company has not implemented a hedging strategy to reduce foreign currency risk.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FOREIGN CURRENCY (CONTINUED)
During 2005, the Company had approximately $53.2 million of net sales related to foreign customers including export sales, of which $18.6 million was denominated in foreign currency, predominantly the Euro. During 2004 and 2003, the Company had approximately $49.2 million and $36.5 million, respectively, of net sales to foreign customers including export sales, of which $15.8 million and $12.0 million, respectively were denominated in foreign currency, predominately the Euro. In future periods, a significant portion of sales will continue to be made in Euros.
RECENT ACCOUNTING DEVELOPMENTS
In December 2004, the FASB issued FAS 123R which replaces FAS 123 and supersedes APB 25. This standard requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and the cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). In April 2005 the SEC delayed the effective date of FAS 123R and as a result, the Company has adopted the provisions of this standard beginning October 1, 2005. The Company expects that the standard will result in an increase in compensation expense which will result in a reduction to net income and net income per common share. The adoption of this standard is expected to have a material effect on the Company’s consolidated results of operations (see Note 1 to the Company’s Consolidated Financial Statements).
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
REVENUE RECOGNITION
The Company’s revenues are derived primarily from the sale of products to its distributors and OEM customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training, professional and engineering services, and royalties. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is reasonably assured and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers. Sales to authorized domestic distributors and OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.8 million at September 30, 2005 compared to $2.0 million at September 30, 2004.
In fiscal 2004 and fiscal 2003 the Company offered rebates to authorized domestic distributors. No such rebates were offered in fiscal 2005. The rebates were incurred based on key metrics and the level of sales the respective distributors made to end user customers and were charged to operations as a reduction in revenue in the same period as the corresponding sales.
The Company also generates revenue from the sale of software and licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 1.3% of net sales in fiscal 2005, 2.6% of net sales in fiscal 2004, and 2.1% of net sales in fiscal 2003. The Company’s software development tools and developments boards often include multiple elements, including hardware, software and licenses, post-contract customer support, limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses and professional and engineering services is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Royalty revenue is recognized when cash is received from the customer. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position. As of September 30, 2005 the allowance for doubtful accounts was $0.9 million compared to $1.0 million at September 30, 2004.
INVENTORY
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. The Company reduces the carrying value of its inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES (CONTINUED)
INVENTORY (CONTINUED)
required that could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for the net realizable value of inventories. The reserve for excess and obsolete inventory was $1.6 million and $2.4 million at September 30, 2005 and 2004, respectively.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, customer relationships, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three to thirteen years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. Methods of amortization reflect the pattern in which the asset is consumed.
In accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), identifiable intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. To the extent that the Company’s undiscounted future cash flows were to decline substantially, such an impairment charge could result.
There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets. If actual experience differs from the assumptions made the consolidated results of operations or financial position of the Company could be materially impacted.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is not amortized. However, in accordance with FAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. There are certain assumptions inherent in projecting the fair value of goodwill. Significant assumptions include the Company’s estimates of future cash flows and the cost of capital. These and other estimates are based upon information that the Company uses to prepare its annual and five year business plan projections. If actual experience differs from the assumptions made the consolidated results of operations or financial position of the Company could be materially impacted.
The Company performed its annual goodwill impairment assessment as of June 30, 2005 utilizing a discounted cash flow technique and determined that there was no impairment. Goodwill of $38.7 million is recorded on the Company’s consolidated balance sheet as of September 30, 2005. (See Note 4 to the Company’s Consolidated Financial Statements).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES
Deferred tax assets and liabilities are recorded based on FAS 109. The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined. The Company has determined that a valuation allowance is not required as of September 30, 2005.
Tax credits are accounted for under the flow-through method, which recognizes the benefit in the year in which the credit is utilized.
The Company operates in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, the Company must determine the appropriate allocation of income to each of these jurisdictions. This determination requires the Company to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and could result in adjustments to the Company’s income tax balances that are material to the consolidated financial position and results of operations. During fiscal 2005, the Company adjusted its income tax reserves by $5.7 million following a settlement with the Internal Revenue Service (See Note 10 to the Company’s Consolidated Financial Statements).
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
FOREIGN CURRENCY RISK
The Company is exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros or Japanese Yen and foreign currency translation risk as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company has not implemented a hedging strategy to reduce foreign currency risk.
During 2005, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 4.6% from 1.2166 to 1.2724 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 1.6% from .0092 to .0093. A 10.0% change from the 2005 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.5% increase or decrease in annual net sales and a 1.2% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.
We have completed an integrated audit of Digi International Inc’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 4, the Company adopted the provisions of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets,” effective October 1, 2002.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Rabbit Semiconductor Inc. (Rabbit) and FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively FS Forth), from its assessment of internal control over financial reporting as of September 30, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded Rabbit and FS Forth from our audit of internal control over financial reporting. Rabbit and FS Forth total assets represented 34.2% and 3.1%, respectively, of total consolidated assets as of September 30, 2005 and Rabbit and FS Forth total net sales represented 8.5% and 2.1%, respectively, of the total consolidated net sales for the year ended September 30, 2005.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 6, 2005

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common share data)

For the fiscal years ended September 30,	2005	2004	2003
Net sales	$125,198	$111,226	$102,926
Cost of sales	49,516	43,443	41,580

Gross profit	75,682	67,783	61,346

Operating expenses:
Sales and marketing	26,339	25,556	24,734
Research and development	16,531	17,159	15,968
General and administrative	15,555	13,287	15,524
Restructuring	—	—	(600)
Acquired in-process research & development	300	—	—

Total operating expenses	58,725	56,002	55,626
Gain from forgiveness of grant payable	—	—	553

Operating income	16,957	11,781	6,273

Other income (expense):
Interest income	1,581	856	899
Interest expense	(104)	(19)	(539)
Other expense	(451)	(468)	(64)

Total other income, net	1,026	369	296

Income before income taxes and cumulative effect of accounting change	17,983	12,150	6,569
Income tax provision (benefit)	318	3,487	(23)

Income before cumulative effect of accounting change	17,665	8,663	6,592
Cumulative effect of accounting change	—	—	(43,866)

Net income (loss)	$17,665	$8,663	$(37,274)

Net income (loss) per common share, basic:
Income before cumulative effect of accounting change	$0.79	$0.41	$0.31
Cumulative effect of accounting change	—	—	(2.08)

Net income (loss) per common share	$0.79	$0.41	$(1.77)

Net income (loss) per common share, diluted:
Income before cumulative effect of accounting change	$0.76	$0.39	$0.31
Cumulative effect of accounting change	—	—	(2.07)

Net income (loss) per common share	$0.76	$0.39	$(1.76)

Weighted average common shares, basic	22,450	21,196	21,029

Weighted average common shares, diluted	23,371	22,031	21,151

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

As of September 30,	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,990	$19,528
Marketable securities	37,184	59,639
Accounts receivable, net	16,897	10,555
Inventories	18,527	11,231
Deferred tax assets, current	2,892	2,794
Other	2,223	1,521

Total current assets	90,713	105,268

Marketable securities, long-term	—	2,500
Property, equipment and improvements, net	20,808	18,634
Identifiable intangible assets, net	26,342	14,417
Goodwill	38,675	5,816
Net deferred tax assets	—	3,013
Other	1,093	817

Total assets	$177,631	$150,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion, and short-term borrowings	$414	$—
Accounts payable	6,272	4,765
Income taxes payable	3,306	9,107
Accrued expenses:
Compensation	5,308	5,019
Other	5,048	3,391
Deferred revenue	370	896

Total current liabilities	20,718	23,178
Capital lease obligations, net of current portion	1,181	—
Net deferred tax liabilities	2,195	208

Total liabilities	24,094	23,386

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 25,456,755 and 24,678,496 shares issued	255	247
Additional paid-in capital	136,513	128,538
Retained earnings	35,896	18,231
Accumulated other comprehensive income	639	333
Treasury stock, at cost, 2,794,562 and 2,865,907 shares	(19,766)	(20,270)

Total stockholders’ equity	153,537	127,079

Total liabilities and stockholders’ equity	$177,631	$150,465

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the fiscal years ended September 30,	2005	2004	2003
Operating activities:
Net income (loss)	$17,665	$8,663	$(37,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,295	2,432	3,131
Amortization of identifiable intangible assets and other assets	6,575	6,165	7,172
Bad debt and product return recoveries	(820)	(453)	(134)
Provision for inventory obsolescence	76	—	1,248
Tax benefit related to the exercise of stock options	2,113	2,274	25
Cumulative effect of accounting change	—	—	43,866
Deferred income taxes	1,052	1,448	(2,598)
Restructuring	—	—	(600)
Gain from forgiveness of grant payable	—	—	(553)
Acquired in-process research & development	300	—	—
Other	54	134	95
Changes in operating assets and liabilities, net of acquisition impact:
Accounts receivable	(2,730)	926	482
Inventories	(602)	(790)	835
Other assets	(736)	(286)	453
Income taxes payable	(7,039)	(510)	4,702
Accounts payable	863	(1,326)	(1,366)
Accrued expenses	(1,010)	644	(3,697)

Total adjustments	391	10,658	53,061

Net cash provided by operating activities	18,056	19,321	15,787

Investing activities:
Purchase of held-to-maturity marketable securities	(48,943)	(129,983)	(61,301)
Proceeds from maturities of held-to-maturity marketable securities	73,898	108,249	45,557
Purchase of property, equipment, improvements and certain other intangible assets	(1,329)	(1,293)	(1,691)
Contingent purchase price payments related to business acquisitions	—	(1,961)	(2,018)
Acquisition of Rabbit Semiconductor, Inc., net of cash acquired	(48,934)	—	—
Acquisition of FS Forth-Systeme GmbH and Sistemas Embebidos S.A., net of cash acquired	(4,759)	—	—

Net cash used in investing activities	(30,067)	(24,988)	(19,453)

Financing activities:
Net (payments) borrowing on short-term borrowing and line of credit	(1,274)	(2,149)	1,983
Payments on capital lease obligations and long-term debt	(152)	—	(6,788)
Borrowing on note payable	21,000	—	—
Payment on note payable	(21,000)	—	—
Proceeds from stock option plan transactions	5,600	8,587	307
Proceeds from employee stock purchase plan transactions	721	668	577
Purchase of treasury stock	—	—	(8,554)

Net cash provided by (used in) financing activities	4,895	7,106	(12,475)

Effect of exchange rates changes on cash and cash equivalents	578	861	(121)

Net (decrease) increase in cash and cash equivalents	(6,538)	2,300	(16,262)
Cash and cash equivalents, beginning of period	19,528	17,228	33,490

Cash and cash equivalents, end of period	$12,990	$19,528	$17,228

Supplemental Cash Flows Information:
Interest paid	$104	$19	$625
Income taxes paid (received), net	$4,312	$184	$(2,275)
Other non-cash financing items:
Assumption of line of credit related to acquisition	$1,275	$—	$—
Assumption of capital leases related to acquisition	$1,746	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the years ended September 30, 2005, 2004 and 2003

							Unearned	Accumulated
					Additional		Stock	Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Compen-	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	sation	Income (Loss)	Equity
Balances, September 30, 2002	23,154	$231	926	$(15,500)	$120,004	$46,842	$(327)	$(71)	$151,179

Net loss						(37,274)			(37,274)
Foreign currency translation adjustment								(495)	(495)

Total comprehensive income (loss)									(37,769)

Employee stock purchase issuances			(281)	3,049	(2,472)				577
Stock compensation expensed							98		98
Issuance of stock upon exercise of stock options	58	1			306				307
Tax benefit realized upon exercise of stock options					25				25
Forfeiture of stock options					(143)		143		—
Purchase of shares from Sorrento Networks Corporation			2,325	(8,554)					(8,554)

Balances, September 30, 2003	23,212	232	2,970	(21,005)	117,720	9,568	(86)	(566)	105,863

Net income						8,663			8,663
Foreign currency translation adjustment								899	899

Total comprehensive income									9,562

Employee stock purchase issuances			(104)	735	(67)				668
Stock compensation expensed							80		80
Issuance of stock upon exercise of stock options	1,466	15			8,572				8,587
Tax benefit realized upon exercise of stock options					2,274				2,274
Forfeiture of stock options					(6)		6		—
Stock options issued to non-employees					45				45

Balances, September 30, 2004	24,678	247	2,866	(20,270)	128,538	18,231	—	333	127,079

Net income						17,665			17,665
Foreign currency translation adjustment								306	306

Total comprehensive income									17,971

Employee stock purchase issuances			(71)	504	217				721
Issuance of stock upon exercise of stock options	779	8			5,592				5,600
Tax benefit realized upon exercise of stock options					2,113				2,113
Stock options issued to non-employees					53				53

Balances, September 30, 2005	25,457	$255	2,795	$(19,766)	$136,513	$35,896	$—	$639	$153,537

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
Digi’s products are sold globally through distributors, systems integrators, solution providers and direct marketers as well as direct to strategic OEMs, government and commercial partners.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities in excess of three months are classified as marketable securities. Marketable securities consist of high-grade commercial paper and corporate bonds. All marketable securities are classified as held-to-maturity and are carried at amortized cost. Gross unrealized holding losses were $144,312 and $318,360 as of September 30, 2005 and 2004, respectively. Because the Company intends to hold all marketable securities until maturity, realization of the unrealized holding loss at September 30, 2005 is not likely, and therefore not recorded.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.
INVENTORIES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY, EQUIPMENT AND IMPROVEMENTS
Property, equipment and improvements are carried at cost, net of accumulated amortization. Depreciation is provided by charges to operations using the straight-line method over their estimated useful lives. Furniture and fixtures and other equipment are depreciated over a period of three to five years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Property and equipment under capital lease, which consists of equipment, are depreciated over the lease term. Periodic reviews for impairment of the carrying value of property, equipment and improvements are made based on undiscounted expected future cash flows. The Company owns and occupies three buildings located in Minnetonka and Eden Prairie, Minnesota and Dortmund, Germany. The Company is attempting to sell the building in Dortmund, Germany.
Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased IPR&D are expensed upon consummation of the related business acquisition. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets and range from three to thirteen years. Methods of amortization reflect the pattern in which the asset is consumed. To date, all of the Company’s identifiable intangible assets are being amortized on a straight-line basis. Amortization of acquired identifiable intangible assets is charged to operating expense as a component of general and administrative expense.
In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) identifiable intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. No impairment was identified during fiscal 2005.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. The Company adopted the provisions of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (FAS 142) as of October 1, 2002 (see Note 4). Goodwill is subject to an impairment assessment, using a discounted cash flow technique by reporting unit, at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company performed its annual goodwill impairment assessment as of June 30, 2005 utilizing a discounted cash flow technique. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK REPURCHASES
From time to time, the Board of Directors authorizes the Company to repurchase common stock when market conditions are favorable or when a strategic opportunity exists. The Company has outstanding a Board of Directors authorization to repurchase up to 1,000,000 shares of its common stock. During fiscal 2003, the Company repurchased 2,324,683 common shares from Sorrento Networks Corporation at a cost of $8.6 million.
REVENUE RECOGNITION
The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104), Statement of Financial Accounting Standards No. 48 “Revenue Recognition when the Right of Return Exists” (FAS 48), Statement of Position No. 97-2 “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4 “Deferral of the Effective Date of Certain Provisions of SOP No. 97-2”, SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”.
Revenue recognized for hardware product sales was 98.7% of net sales in fiscal 2005, 97.4% of net sales in fiscal 2004, and 97.9% of net sales in fiscal 2003. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including OEMs, distributors and other strategic end user customers. Sales to authorized domestic distributors and OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. In fiscal 2004 and fiscal 2003 the Company offered rebates to authorized domestic distributors. No such rebates were offered in fiscal 2005. The rebates were incurred based on key metrics and the level of sales the respective distributors made to end user customers and was charged to operations as a reduction in revenue in the same period as the corresponding sales.
The Company also generates revenue from the sale of software and licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized from such non-product sales represented 1.3% of net sales in fiscal 2005, 2.6% of net sales in fiscal 2004, and 2.1% of net sales in fiscal 2003. These non-product arrangements often contain multiple elements. The Company recognizes revenue related to multiple element arrangements resulting in the allocation of revenue to the various elements within the arrangement based upon vendor-specific objective evidence of fair value as determined by the price charged for each element when sold separately. The Company’s software development tools and development boards often include multiple elements including hardware, software and licenses, post-contract customer support, limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing.
Nonrecurring engineering services are a type of multiple element. Revenue recognized pertaining to nonrecurring engineering services was 0.6% of net sales in fiscal 2005, 1.3% of net sales in fiscal 2004, and 1.2% of net sales in fiscal 2003. As these contracts often involve product customization, they generally do not meet the criteria for separate accounting and thus the related revenue is recognized using contract accounting,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
and revenue is recognized upon completion of the contract or percentage-of-completion method. Contract completion is often accompanied by delivery of a final product version and acceptance by the customer. The percentage-of-completion method is based on the ratio of actual labor hours incurred to total estimated labor hours for the individual contract. The Company defers revenues from nonrecurring engineering services until delivery if, at the inception of the arrangement, there is uncertainty about delivery and/or the costs of delivery cannot be accurately estimated. Revenue from post-contract customer support obligations is deferred and recognized at the time the service is provided or over the life of the underlying service or support contract, if applicable. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
RESEARCH AND DEVELOPMENT
Research and development costs are expensed when incurred. Software development costs are expensed as incurred until the point that technological feasibility and proven marketability of the product are established. Software development costs, otherwise capitalized after such point, also are expensed because they are insignificant. Research and development costs include compensation, allocation of corporate costs, depreciation, professional services and prototypes.
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
NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. The Company’s only potentially dilutive common shares are those that result from dilutive common stock options and shares purchased through the employee stock purchase plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

Years ended September 30,	2005	2004	2003
Numerator:
Net income (loss)	$17,665	$8,663	$(37,274)

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	22,450	21,196	21,029

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	921	835	122

Denominator for diluted net income (loss) per common share — adjusted weighted average shares	23,371	22,031	21,151

Basic net income (loss) per common share	$0.79	$0.41	$(1.77)

Diluted net income (loss) per common share	$0.76	$0.39	$(1.76)

Stock options to purchase 720,875, 2,053,609 and 5,170,699 common shares at September 30, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be antidilutive whether or not the Company generated net income.
Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings per Share,” income before cumulative effect of accounting change has been used in determining diluted earnings per common share for the year ended September 30, 2003.
STOCK-BASED COMPENSATION
In accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS 123), the Company has chosen to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the common stock. Such compensation expense, if any, is amortized on a straight-line basis over the option vesting period. This compensation expense is reflected as a reduction to net income in the table below.

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

Years ended September 30,	2005	2004	2003
Net income (loss) as reported	$17,665	$8,663	$(37,274)
Add: Total stock-based compensation expense included in reported net income (loss), net of related tax effects	35	89	78
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,363)	(2,338)	(2,607)

Pro forma net income (loss)	$16,337	$6,414	$(39,803)

Net income (loss) per common share:
Basic — as reported	$0.79	$0.41	$(1.77)
Basic — pro forma	$0.73	$0.30	$(1.89)

Diluted — as reported	$0.76	$0.39	$(1.76)
Diluted — pro forma	$0.70	$0.29	$(1.88)
The weighted average fair value of options granted and assumed in fiscal years 2005, 2004 and 2003 was $6.35, $5.07 and $1.75, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

	2005	2004	2003
Assumptions:
Risk free interest rate	3.52%	2.86%	2.13%
Expected option holding period	3.9 years	3.6 years	2.8 years
Expected volatility	60%	70%	75%
Expected dividend yield	0	0	0
In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) which revises FAS 123 and supersedes APB 25. This standard requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). In April 2005 the SEC delayed the effective date of FAS 123R and as a result, the Company has adopted the provisions of this standard beginning October 1, 2005. The adoption of this standard will result in an increase in compensation expense and a reduction to net income and net income per common share. As indicated by the pro forma

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION (CONTINUED)
amounts in the above table, the adoption of this standard is expected to have a material effect on the Company’s consolidated results of operations.
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
2. ACQUISITIONS
Rabbit Semiconductor Inc.
On May 26, 2005, the Company acquired Rabbit Semiconductor Inc. (Rabbit), formerly Z-World, Inc., a privately held corporation for a purchase price of $49.3 million in cash (excluding cash acquired of $0.4 million and assumption of $1.3 million of debt) in exchange for all outstanding shares of Rabbit’s common stock and outstanding stock options. The Company did not replace Rabbit’s outstanding options with Digi options.
The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $30.6 million. The Company believes that the acquisition resulted in the recognition of goodwill primarily because the complementary nature of Rabbit microprocessor and microprocessor-based modules, and Z-World single board computer product lines are anticipated to extend Digi’s position in the commercial device networking module business. The Company has determined that Rabbit’s products are part of the Device Networking Solutions segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
Rabbit’s operating results are included in the Company’s consolidated results of operations from the date of acquisition. The consolidated balance sheet as of September 30, 2005 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The table below sets forth the final purchase price allocation (in thousands):

Cash	$49,000
Direct acquisition costs	287

$49,287

Fair value of net tangible assets acquired	$8,766
Identifiable intangible assets:
Purchased and core technology	8,700
Customer relationships	4,400
Patents and trademarks	2,600
In-process research and development	300
Goodwill	30,644
Deferred tax liabilities related to identifiable intangibles	(6,123)

$49,287

The purchased and core technology identified above have useful lives ranging between five to seven years, customer relationships have useful lives of nine years, and patents and trademarks have useful lives between ten to thirteen years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset is consumed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The Company anticipates that the Rabbit 4000 microprocessor will be released in March 2006. These estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Rabbit had occurred as of the beginning of fiscal 2004. Pro forma adjustments include amortization of identifiable intangible assets. The pro forma net income for the year ended September 30, 2005 includes the $0.3 million charge related to acquired in-process research and development associated with the Rabbit acquisition.
(in thousands, except per common share amount)

	Year ended September 30,
	2005	2004
Net sales	$146,289	$138,520
Net income	15,629	7,699
Net income per common share, basic	$0.70	$0.36
Net income per common share, diluted	$0.67	$0.35
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2004, nor are they necessarily indicative of the results that will be obtained in the future.
FS Forth-Systeme GmbH/Sistemas Embebidos S.A.
Effective April 1, 2005, the Company acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. FS Forth is a provider of embedded modules, software and development services. The purchase price included a payment of $4.8 million in cash, with contingent consideration of up to $2.0 million payable in installments of $0.8 million on October 1, 2006 and $1.2 million on October 1, 2007 if FS Forth achieves certain future milestones.
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
FS Forth’s operating results are included in the Company’s consolidated results of operations from the date of acquisition. The consolidated balance sheet as of September 30, 2005 reflects the allocation of the purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The table below sets forth the purchase price allocation (in thousands):

Cash	$4,613
Direct acquisition costs	141

$4,754

Fair value of net tangible assets acquired	$1,154
Identifiable intangible assets:
Purchased and core technology	720
Customer relationships	1,290
Goodwill	2,374
Deferred tax liabilities related to identifiable intangibles	(784)

$4,754

The purchased and core technology and customer relationships identified above have useful lives of three years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset is consumed.
The Company has determined that the FS Forth acquisition was not material to the consolidated results of operations or financial condition of the Company; therefore, pro forma financial information is not presented.
In June 2001, the Company acquired INXTECH, a French designer and manufacturer of data communications systems sold under the Xcell Technology brand. In October 2000, the Company acquired Inside Out Networks, a developer of data connections products based in Austin, Texas. Both of these acquisitions included contingent purchase price payments based upon the achievement of certain pre-established operational targets. During fiscal 2004, the Company paid an aggregate of $2.0 million of additional cash consideration related to the Inside Out Networks acquisition. During fiscal 2003, the Company paid $2.0 of additional cash consideration related to the INXTECH and Inside Out Networks acquisitions. The additional consideration was accounted for as an addition to goodwill at the time the specified revenues and operating income targets were achieved. There are no outstanding contingent purchase price obligations related to these two acquisitions as of September 30, 2005.
3. GAIN FROM FORGIVENESS OF GRANT PAYABLE
During 2003, the Company recognized a $0.6 million gain as a component of operating income because the Company fulfilled the terms of an investment grant made by the German government which required it to occupy its building in Dortmund, Germany through August 2003.
4.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS — CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)
as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year.
In connection with the adoption of FAS 142, management determined the fair value of each of the Company’s three reporting units as of October 1, 2002 as part of the Company’s adoption of FAS 142 effective that date. Based on this valuation, which utilized a discounted cash flow valuation technique and considered fair values indicated by both the income approach and the market approach, the Company concluded that an impairment was indicated. Accordingly, the Company measured the fair values of the individual assets and liabilities of each reporting unit and determined that there was a total goodwill impairment charge of $43.9 million which the Company recorded in the first quarter of fiscal 2003. The impairment was attributable to the carrying value of goodwill related to three acquisitions, primarily that of NetSilicon. The impairment resulted from significant changes in the Company’s expected future cash flows that resulted from a decline in anticipated future revenues due both to the general downturn in the worldwide economy and to a severe downturn in the networking communications and semiconductor industries. As a result of the downturn in expected future revenues and a substantial decline in the Company’s market capitalization during fiscal 2002, the indicated fair values of the Company’s reporting units had declined substantially since the acquisitions. The charge was reported as a cumulative effect of a change in accounting principle. There was no income tax effect associated with this impairment charge.
Amortized identifiable intangible assets as of September 30, 2005 and 2004, by reportable business segment, are comprised of the following (in thousands):

	As of September 30, 2005
	Connectivity		Device Networking
	Solutions Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net

Purchased and core technology	$20,614	$(19,247)	$20,472	$(7,270)	$41,086	$(26,517)	$14,569
License agreements	40	(40)	2,400	(1,450)	2,440	(1,490)	950
Patents and trademarks	1,600	(1,044)	4,091	(912)	5,691	(1,956)	3,735
Customer maintenance contracts	—	—	700	(254)	700	(254)	446
Customer relationships	—	—	7,803	(1,161)	7,803	(1,161)	6,642

Total	$22,254	$(20,331)	$35,466	$(11,047)	$57,720	$(31,378)	$26,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

	As of September 30, 2004
	Connectivity		Device Networking
	Solutions Segment		Solutions Segment		Total
	Gross		Gross		Gross
	carrying	Accum.	carrying	Accum.	carrying	Accum.
	amount	amort.	amount	amort.	amount	amort.	Net

Purchased and core technology	$20,614	$(17,304)	$11,100	$(4,856)	$31,714	$(22,160)	$9,554
License agreements	40	(32)	2,400	(1,050)	2,440	(1,082)	1,358
Patents and trademarks	1,312	(759)	1,406	(592)	2,718	(1,351)	1,367
Customer maintenance contracts	—	—	700	(184)	700	(184)	516
Customer relationships	—	—	2,200	(578)	2,200	(578)	1,622

Total	$21,966	$(18,095)	$17,806	$(7,260)	$39,772	$(25,355)	$14,417

Amortization expense for fiscal years 2005, 2004 and 2003, by reportable business segment, is as follows (in thousands):

		Device
	Connectivity	Networking
	Solutions	Solutions
Fiscal year	Segment	Segment	Total
2005	$2,245	$3,792	$6,037
2004	$2,844	$2,773	$5,617
2003	$3,933	$2,764	$6,697

Estimated amortization expense for the next five years is as follows (in thousands):

2006	$7,227
2007	5,859
2008	3,997
2009	2,765
2010	2,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS – CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)
The changes in the carrying amount of goodwill for fiscal 2005 and 2004 are as follows (in thousands):

	Fiscal 2005			Fiscal 2004
		Device			Device
	Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions		Solutions	Solutions
	Segment	Segment	Total	Segment	Segment	Total

Beginning balance, October 1	$5,265	$551	$5,816	$3,304	$551	$3,855

Acquisition of Rabbit	—	30,644	30,644	—	—	—

Acquisition of FS Forth	—	2,374	2,374	—	—	—

Other, primarily contingent purchase price payments and currency translation adjustment	—	(159)	(159)	1,961	—	1,961

Ending balance, September 30	$5,265	$33,410	$38,675	$5,265	$551	$5,816

5. RESTRUCTURING
In fiscal 2003, the Company recorded a $0.6 million decrease in operating expenses due to a change in estimated severance payments accrued in connection with fiscal 2002 restructuring activities. The change in estimate resulted primarily from favorable settlements in 2003 of previously agreed upon severance amounts including related legal fees. The restructuring was completed in the second quarter of fiscal 2004 as certain automobile and building lease payments were scheduled to be paid through that date. Cash outlays were funded by cash generated from the Company’s operations. The Company’s restructuring activities are summarized as follows (in thousands):

	Balance at		Change in	Balance at		Balance at
Description	Sept. 30, 2002	Payments	Estimate	Sept. 30, 2003	Payments	Sept. 30, 2004

Digi Restructuring Plan:
- Severance and termination costs	$1,386	$(1,042)	$(344)	$—	$—	$—
- Building closing/lease cancellation fees	72	(56)	(16)	—	—	—
- Cancellation fees for automobile leases	29	(17)	(3)	9	(9)	—
- Legal and professional fees	159	(54)	(100)	5	(5)	—

Subtotal	1,646	(1,169)	(463)	14	(14)	—

NetSilicon Restructuring Plan:
- Severance and termination costs	661	(641)	(20)	—	—	—
- Building closing/lease cancellation fees	161	(41)	(117)	3	(3)	—
- Cancellation fees for automobile leases	36	(36)	—	—	—	—

Subtotal	858	(718)	(137)	3	(3)	—

Totals	$2,504	$(1,887)	$(600)	$17	$(17)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. SEGMENT INFORMATION AND MAJOR CUSTOMERS
The Company operates in two reportable segments, the Connectivity Solutions Segment and the Device Networking Solutions Segment.
Connectivity Solutions — Connectivity Solutions are used by businesses to create, customize, and control retail operations, industrial automation, and other applications. The primary product lines include terminal servers, USB connectivity, multi-port serial adaptors, Integrated Services Digital Network (ISDN), and Remote Access Server (RAS). In February 2005, the Company announced the introduction of the Wireless/Cellular product line which is also included in the Connectivity Solutions segment. Product introductions within this product line provide serial-to-wireless and Ethernet-to-wireless IP connectivity to remote sites and devices via the cellular GSM network. This reporting segment is comprised of two operating units. The operating units include the USB products associated with the
Company’s Inside Out Networks subsidiary, and the products associated with all other operations of the Company, excluding NetSilicon and the Device Server product line.
Device Networking Solutions – Device Networking Solutions are integrated hardware and software solutions for manufacturers and integrators who want to build network-ready products and solutions. This family of solutions integrates network-enabled microprocessors (specialized computer chips), an operating system, networking software, development tools, and a high level of technical support. The primary product lines include device servers, integrated microprocessors, integrated microprocessor-based modules, printer controller boards, and network interface cards. In addition, the Company licenses software products that are embedded into electronic devices to enable Internet and Web-based communications. The operations of Rabbit, FS Forth and NetSilicon branded products and the Device Server product line comprise this segment.
Summary fiscal year financial data by business segment are presented below (in thousands):

	2005			2004			2003
		Device			Device			Device
	Connectivity	Networking		Connectivity	Networking		Connectivity	Networking
	Solutions	Solutions	Total	Solutions	Solutions	Total	Solutions	Solutions	Total
Net sales	$75,527	$49,671	$125,198	$73,564	$37,662	$111,226	$72,087	$30,839	$102,926

Operating income (loss)	21,461	(4,504)	16,957	22,707	(10,926)	11,781	19,070	(12,797)	6,273

Total assets	97,825	79,806	177,631	133,136	17,329	150,465	111,148	21,392	132,540

Depreciation expense	1,538	757	2,295	2,161	271	2,432	2,271	860	3,131

Capital expenditures	1,065	264	1,329	1,215	78	1,293	1,631	60	1,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
The Company considers operating income (loss) to be the primary measure by which it measures the operating performance of each segment. A reconciliation of the Company’s consolidated segment operating income (loss) to consolidated income before income taxes and cumulative effect of accounting change follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Operating income — Connectivity Solutions	$21,461	$22,707	$19,070
Operating loss — Device Networking Solutions	(4,504)	(10,926)	(12,797)

	16,957	11,781	6,273
Other income, net	1,026	369	296

Consolidated income before income taxes and cumulative effect of accounting change	$17,983	$12,150	$6,569

The information in the following table is based upon the geographic location of the customer for the years ended September 30, 2005, 2004 and 2003 (in thousands):
Revenue derived by geographic location:

	Year Ended September 30,
	2005	2004	2003
United States	$72,004	$61,881	$66,410
Europe	29,380	23,090	22,842
Asia Pacific	22,167	25,717	13,206
Other international	1,647	538	468

	$125,198	$111,226	$102,926

Net long-lived assets by geographic location:

	As of September 30,
	2005	2004	2003
United States	$76,663	$32,715	$36,014
International, primarily Europe	9,162	6,152	7,477

	$85,825	$38,867	$43,491

The Company’s U.S. export sales comprised 42.5%, 44.2% and 35.5% of net sales for the years ended September 30, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
The following table identifies customers whose net sales comprised more than 10% of net sales during the years ended September 30, 2005, 2004 and 2003 as well as customers who comprised more than 10% of trade accounts receivable as of September 30, 2005, 2004 and 2003:

	Year Ended September 30,
	2005		2004		2003
	Net Sales %	Accts. Rec. %	Net Sales %	Accts. Rec. %	Net Sales %	Accts. Rec. %
Customer A	*	10.3%	*	24.7%	11.3%	21.8%
Customer B	12.9%	*	15.6%	*	15.2%	12.2%
Customer C	*	*	*	11.6%	*	*
Customer D	*	*	*	10.3%	*	*

*	Represents less than 10% of net sales or trade accounts receivable, as applicable
7. SELECTED BALANCE SHEET DATA

As of September 30,
(in thousands)	2005	2004
Accounts receivable, net:
Accounts receivable	$17,769	$11,577
Less allowance for doubtful accounts	872	1,022

	$16,897	$10,555

Inventories, net:
Raw materials	$15,074	$8,767
Work in process	569	96
Finished goods	2,884	2,368

	$18,527	$11,231

Property, equipment and improvements, net:
Land	$2,351	$2,364
Buildings	20,124	20,350
Improvements	2,638	1,960
Equipment	17,484	17,418
Purchased software	9,794	10,237
Furniture and fixtures	1,615	1,320

	54,006	53,649
Less accumulated depreciation and amortization	33,198	35,015

	$20,808	$18,634

Included in equipment at September 30, 2005 is $1.9 million of equipment under capital lease with accumulated depreciation of $0.2 million.
8. FINANCIAL GUARANTEES
The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service. The warranty periods range from 90 days to five years from the date of receipt. Rabbit products, in general, are warranted for a period of 90 days. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. FINANCIAL GUARANTEES (CONTINUED)
applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2005, 2004 and 2003 (in thousands):

		Accruals for
Fiscal	Balance at	Warranties	Settlements	Balance at
year	October 1,	issued	made	September 30,
2005	$855	$900 (1)	$(568)	$1,187
2004	$879	$493	$(517)	$855
2003	$895	$461	$(477)	$879

(1)	Includes $97 of warranty liabilities assumed as a result of acquisitions described in Note 2.
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
9. CAPITAL LEASE OBLIGATIONS AND SHORT-TERM BORROWINGS
On May 20, 2005, the Company entered into a short-term note with Wells Fargo in the amount of $21.0 million. This short-term note was used to finance the Rabbit acquisition. Per the terms of the agreement, payment of the outstanding balance was due October 1, 2005; however, the Company had the option to prepay without penalty. The Company paid the note in full on July 15, 2005. Interest was based on the daily LIBOR rate plus 0.35% which ranged between 3.39% and 3.68% from the date of the loan through July 15, 2005.
At the time the Company acquired Rabbit (see Note 2), Rabbit maintained a $5.0 million revolving line of credit with an outstanding balance of $1.3 million. The Company repaid all but $1,000 of this line of credit which is classified as a current short-term borrowing. Borrowings available under the line are based on an asset-based borrowing calculation. On September 30, 2005 the total amount available for disbursement was $4.999 million. Interest is accrued based on one of two options: the one-year LIBOR rate plus 2% or the bank’s prime lending rate. The interest rate as of September 30, 2005 was 7.88%. The line expires January 31, 2006 unless renewed.
During fiscal 2003, the Company entered into a short-term borrowing agreement with Sparkasse Dortmund in the amount of 1.7 million Euros ($2.0 million) at September 30, 2003 at a fixed interest rate of 3.64%. The Company paid off this borrowing on its due date in January 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. CAPITAL LEASE OBLIGATIONS AND SHORT-TERM BORROWINGS (CONTINUED)
At the time the Company acquired Rabbit and FS Forth (see Note 2), Rabbit and FS Forth had outstanding capital lease agreements for equipment. The following table summarizes future amounts due under capital leases (in thousands):

Fiscal Year
2006	$507
2007	473
2008	420
2009	307
2010	80

Total minimum payments required	1,787

Less interest on capital lease obligations	(193)

Net minimum principal payments	1,594

Less capital lease obligations, current portion	(413)

Capital leases obligations, net of current portion	$1,181

10. INCOME TAXES
The components of the provision (benefit) for income taxes before cumulative effect of accounting change is as follows (in thousands):

	For the years ended September 30,
	2005	2004	2003
Currently payable:
Federal	$(2,325)	$923	$1,544
State	968	700	439
Foreign	623	416	592
Deferred:
U.S.	589	1,266	(548)
Foreign	463	182	(2,050)

	$318	$3,487	$(23)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES (CONTINUED)
The net deferred tax asset at September 30 consists of the following (in thousands):

	2005	2004
Current deferred tax asset	$2,892	$2,794
Non-current deferred tax asset	—	3,013
Non-current deferred tax liability	(2,195)	(208)

Net deferred tax asset	$697	$5,599

	2005	2004
Uncollectible accounts and other reserves	$1,765	$1,562
Inventories	984	781
Compensation costs	515	451
Net operating loss carryforwards	3,137	5,656
Tax credit carryforwards	4,246	2,408
Identifiable intangible assets	(9,950)	(5,259)

Net deferred tax asset	$697	$5,599

As of September 30, 2005, the Company had domestic federal net operating loss carryforwards and tax credit carryforwards of approximately $8.5 million and $4.1 million, respectively, which expire at various dates through 2024. All of the $8.5 million of net operating loss carryforwards and approximately $0.8 million of tax credit carryforwards relate to an acquisition and are subject to annual use limitations of $2.8 million, in accordance with provisions of the Internal Revenue Code.
The Company has concluded that it is more likely than not that net deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2005. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate before cumulative effect of an accounting change for the years ended September 30 is as follows:

	2005	2004	2003
Statutory income tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	3.5	3.8	4.4
Utilization of tax credits	(3.4)	(4.8)	(3.4)
Extraterritorial income tax benefit	(3.0)	(3.6)	(2.9)
Non-deductible Rabbit acquisition costs	0.6	—	—
Reversal of tax reserves due to settlement of audit	(31.6)	—	—
Additional NOLs on NetSilicon acquisition	—	—	(6.6)
Reversal of valuation allowance	—	—	(21.5)
Other	0.7	(1.7)	(4.3)

	1.8%	28.7%	(0.3%

In the first quarter of fiscal 2005, the Internal Revenue Service (IRS) completed an audit of certain of the Company’s prior fiscal years income tax returns, subject to final approval by the Congressional Joint Committee on Taxation. As a result of a settlement agreement associated with this audit, the Company paid $3.2 million to the IRS in the first quarter of fiscal 2005 resulting in a reduction to the income taxes payable liability. In February 2005, the Congressional Joint Committee on Taxation approved the settlement with the IRS. The Company had tax reserves recorded in excess of the ultimate amount settled, resulting in an income tax benefit of $5.7 million in fiscal 2005 representing the excess income tax reserves over the amount paid.
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
11. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN
The Company’s Stock Option Plan (the Stock Option Plan) provides for the issuance of nonstatutory stock options (NSOs) and incentive stock options (ISOs) to key employees and nonemployee board members holding not more than 5% of the outstanding shares of the Company’s common stock. The Company’s Non-Officer Stock Option Plan (the Non-Officer Plan) provides for the issuance of NSOs to key employees who are not officers or directors of the Company. The Company’s 2000 Omnibus Stock Plan (the Omnibus Plan) and, together with the Stock Option Plan and the Non-Officer Plan (the Plans), provides for the issuance of stock-based incentives, including ISOs and NSOs, to employees and others who provide services to the Company, including consultants, advisers and directors. Options granted under the Plans will expire if unexercised after ten years from the date of grant. Options granted under the Plans generally vest over a four year service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)
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
The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2005, 2004 or 2003.
In connection with the acquisition of NetSilicon in fiscal 2002, the Company assumed options to purchase shares of common stock of NetSilicon under the NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan, the NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan and the NetSilicon, Inc. 2001 Stock Option and Incentive Plan (the Assumed Plans), which options became exercisable for shares of the Company’s common stock. The Company cannot grant additional awards under these plans.
Stock options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

			Weighted
	Available For	Options	Average Price per
	Grant	Outstanding	Common Share
Balances, September 30, 2002	2,069	6,152	$9.17

Granted	(818)	818	3.46
Exercised	—	(58)	5.27
Cancelled	751	(1,056)	9.02

Balances, September 30, 2003	2,002	5,856	$8.44

Granted	(640)	640	10.02
Exercised	—	(1,466)	5.86
Cancelled	126	(245)	14.28

Balances, September 30, 2004	1,488	4,785	$9.15

Granted	(635)	635	13.41
Exercised	—	(778)	7.20
Cancelled	97	(131)	12.91

Balances, September 30, 2005	950	4,511	$9.98

Exercisable at September 30, 2003		4,385	$9.47
Exercisable at September 30, 2004		3,869	$9.33
Exercisable at September 30, 2005		3,544	$9.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)
At September 30, 2005, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Options	Contractual Life	Average	Options	Average
Exercise Prices	Outstanding	( In Years)	Exercise Price	Exercisable	Exercise Price
Less than $5.00	290	7.2	$2.75	240	$2.71
$5.00 — $5.99	561	6.0	$5.38	514	$5.37
$6.00 — $6.99	225	5.5	$6.52	198	$6.49
$7.00 — $7.99	485	5.2	$7.26	465	$7.27
$8.00 — $8.99	92	3.2	$8.36	80	$8.31
$9.00 - $9.99	372	7.6	$9.62	352	$9.60
$10.00 — $10.99	1,470	5.4	$10.70	1,141	$10.73
$11.00 — $12.99	267	4.0	$12.00	222	$12.00
$13.00 - $19.99	559	7.8	$14.52	142	$13.94
$20.00 — $27.69	190	3.3	$25.33	190	$25.33

$2.19 - $27.69	4,511			3,544

The Company sponsored Employee Stock Purchase Plan (the Purchase Plan) covers all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.5 million, $0.7 million and $0.6 million in the fiscal years ended 2005, 2004 and 2003, respectively. Pursuant to the Purchase Plan, 71,345, 103,875 and 281,111 common shares were issued to employees during the fiscal years ended 2005, 2004 and 2003, respectively. As of September 30, 2005, 252,150 common shares are available for future issuances under the Purchase Plan.
12. SHARE RIGHTS PLAN
The Company has adopted a share rights plan. Each right entitles its holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $115, subject to adjustment. The rights are exercisable only if certain ownership considerations are met. The Company will be entitled to redeem the rights prior to the rights becoming exercisable.
13. COMMITMENTS
The Company has entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2013. The office facility leases generally require the Company to pay a pro-rata share of the lessor’s operating expenses. The following schedule reflects future minimum rental commitments under noncancelable operating leases. These minimum payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under noncancelable subleases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. COMMITMENTS (CONTINUED)

Amount
Fiscal Year	(in thousands)
2006	$1,879
2007	1,626
2008	813
2009	435
2010	421
Thereafter	987

Total minimum payments required	$6,161

The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30, (in thousands):

	2005	2004	2003
Rentals	$1,921	$1,652	$1,562
Less: sublease rentals	(183)	(129)	(109)

	$1,738	$1,523	$1,453

14. EMPLOYEE BENEFIT PLANS
The Company currently has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute pre-tax earnings, not to exceed amounts allowed under the Code.
Employees may contribute up to 25% of their pre-tax earnings (not to exceed amounts allowed under the Code). The Company provides a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors. The Company provided matching contributions of $0.8 million, $0.8 million and $0.5 million in the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
15. CONTINGENCIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
15. CONTINGENCIES (CONTINUED)
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
Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided to class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter the Court will determine whether to grant final approval to the proposed settlement.
If the proposed settlement is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2005, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
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
In the normal course of business, the Company is subject to various other claims and litigation, including patent infringement and intellectual property claims. Management of the Company expects that these various claims and litigation will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

Valuation account — doubtful accounts
September 30, 2005	$1,022	$(123)	$27	(1)	$872
September 30, 2004	1,017	18	13	(1)	1,022
September 30, 2003	1,278	(30)	231	(1)	1,017

(1)	Uncollectible accounts charged against allowance, net of recoveries
QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)
Quarterly Financial Data (unaudited):

	Quarter ended
	Dec. 31	Mar. 31	June 30	Sept. 30
2005
Net sales	$29,470	$29,312	$30,208	$36,208
Gross profit	18,311	17,984	18,205	21,182
Net income	2,961	8,799	2,484	3,421
Net income per common share — basic	0.13	0.39	0.11	0.15
Net income per common share — diluted	0.13	0.37	0.11	0.15
2004
Net sales	$26,307	$27,339	$28,306	$29,274
Gross profit	16,104	16,534	17,261	17,884
Net income	1,647	1,737	2,394	2,885
Net income per common share — basic	0.08	0.08	0.11	0.13
Net income per common share — diluted	0.08	0.08	0.11	0.13
2003
Net sales	$25,528	$25,511	$25,567	$26,320
Gross profit	15,347	15,194	15,251	15,554
Income before income taxes and cumulative effect of accounting change	1,466	1,413	1,740	1,950
Cumulative effect of accounting change (net of income tax benefit of $0)	(43,866)	—	—	—
Net (loss) income	(42,796)	2,504	1,213	1,805
Net income per common share, before cumulative effect of accounting change — basic	0.05	0.12	0.06	0.09
— diluted	0.05	0.12	0.06	0.09
Net loss per common share from cumulative effect of accounting change — basic	(1.99)	—	—	—
— diluted	(1.99)	—	—	—
Net (loss) income per common share — basic	(1.94)	0.12	0.06	0.09
Net (loss) income per common share — diluted	(1.94)	0.12	0.06	0.09
The summation of quarterly net income per common share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
On April 1, 2005, the Company acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (FS Forth) and on May 26, 2005, the Company acquired Rabbit Semiconductor Inc. (Rabbit). FS Forth and Rabbit, whose total assets represented 3.1% and 34.2%, respectively, of total consolidated assets as of September 30, 2005 and whose total net sales represented 2.1% and 8.5%, respectively, of total consolidated net sales for the year ended September 30, 2005, were acquired in purchase business combinations and were excluded from the Company’s September 30, 2005 assessment of the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than the changes resulting from the FS Forth and Rabbit acquisitions, there have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	47	Chairman, President and Chief Executive Officer

Subramanian Krishnan	51	Senior Vice President, Chief Financial Officer and Treasurer

Lawrence A. Kraft	39	Senior Vice President of Sales and Marketing

Joel K. Young	40	Vice President of Research and Development, and Chief Technical Officer
Mr. Dunsmore joined the Company in October 1999 as President and Chief Executive Officer and a member of the Board of Directors and was elected Chairman of the Board in May 2000. Prior to joining the Company, Mr. Dunsmore was Vice President of Access for Lucent Microelectronics, a telecommunications company now known as Agere Systems Inc., since June 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that, Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation from May 1983 to October 1995.
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
Mr. Kraft joined the Company as Vice President of Americas Sales and Marketing in February 2003 and was named Senior Vice President of Sales and Marketing in November 2005. Prior to joining the Company, Mr. Kraft was Vice President of Marketing for Advanced Switching Communications (ASC), a provider of broadband access platforms, from June 1999 to February 2002 where he built a marketing and product management organization. From July 1998 to October 1998, Mr. Kraft was Vice President of Marketing for NetFax, Inc., a telecommunications company. Mr. Kraft also previously held the positions of Manager of Product Marketing at 3COM/U.S. Robotics, Vice President of Marketing for ISDN Systems Corporation, and Group Products Manager for the Internet access program at Sprint Corporation.
Mr. Young joined the Company in July 2000 as Vice President of Engineering and was named Vice President of Research and Development and Chief Technical Officer in November 2005. Prior to joining the Company, Mr. Young served as a Vice President for Transcrypt International, a provider of encryption products, in various engineering, sales and marketing positions from February 1996 to June 2000. Before that, he held various engineering and management positions at AT&T and AT&T Bell Laboratories from 1986 to 1996. When he left AT&T, he was a District Manager responsible for creating new business services.

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
ITEM 12. EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of September 30, 2005 for compensation plans under which equity securities may be issued.

			(c)
			Number of Securities
	(a)		Remaining Available for
	Number of Securities to	(b)	Future Issuance Under
	be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
Plan Category	Rights	Warrants and Rights	Column (a))
Equity Compensation Plans Approved by Security Holders	1,922,149	$10.22	1,029,036	(1)
Equity Compensation Plans Not Approved by Security Holders (2)	1,335,663	$8.12	173,153

Total (3)	3,257,812	$9.36	1,202,189

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows: 26,886 shares under the Company’s Stock Option Plan, 750,000 shares under the Company’s 2000 Omnibus Stock Plan and 252,150 shares under the Company’s Employee Stock Purchase Plan.

(2)	Relates to the Digi International Inc. Non-Officer Stock Option Plan only.

(3)	The table does not include information for equity compensation plans assumed by the Company pursuant to the acquisition of NetSilicon, Inc. by the Company in February 2002. Pursuant to the Agreement and Plan of Merger, the Company assumed options to purchase 4,134,658 shares of common stock of NetSilicon granted under three different plans, which became exercisable for an aggregate of 2,687,528 shares of common stock of the Company. All of the options assumed by the Company remain subject to the assumed plans until the options are exercised or expire. As of September 30, 2005, 1,252,951 options remained outstanding at a weighted average exercise price of $11.54. The Company cannot grant additional awards under these assumed plans.

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
Shares Subject to the Non-Officer Plan. As of September 30, 2005, 1,335,663 shares of the Company’s common stock were subject to outstanding awards granted and 173,153 shares remained available for future award grants under the Non-Officer Plan. If any award granted pursuant to the Non-Officer Plan expires or terminates without being exercised in full, the unexercised shares released from such award will again become available for issuance under the Non-Officer Plan. The Committee, in its sole discretion, may adjust the number of shares and the purchase price per share to give effect to adjustments made in the number of outstanding common stock of the Company pursuant to mergers, consolidations, splits, combinations, or other changes in capitalization as described in the Non-Officer Plan.
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
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS (CONTINUED)
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
ended September 30, 2005, 2004 and 2003

Consolidated Balance Sheets as of September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements
2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Public Accounting Firm
          (b) Exhibits

Exhibit
Number		Description
2	(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (1)

2	(b)	Purchase and assignment contract dated March 20, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (2)

2	(c)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

3	(a)	Restated Certificate of Incorporation of the Company, as amended (4)

3	(b)	Amended and Restated By-Laws of the Company, as amended (5)

4	(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (6)

4	(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (7)

10	(a)	Stock Option Plan of the Company as Amended and Restated as of September 28, 2005*

10	(b)	Form of indemnification agreement with directors and officers of the Company (8)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
          (b) Exhibits (continued)

Exhibit
Number		Description
10	(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999* (9)

10	(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (10)

10	(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated October 24, 1999* (11)

10	(e)	Agreement between the Company and Bruce Berger dated March 29, 2000* (12)

10	(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001* (13)

10	(f)	Employee Stock Purchase Plan, as amended, of the Company (14)

10	(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of September 28, 2005*

10	(h)	Digi International Inc. Non-Officer Stock Option Plan, as amended (15)

10	(i)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (16)

10	(j)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (17)

10	(k)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (18)

10	(l)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (19)

10	(m)	Fiscal 2006 Executive Officer Compensation* (20)

10	(n)	Amendments to Director Compensation* (20)

13		2005 Letter to Stockholders

14		Code of Ethics (21)

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File no. 0-17972).

(3)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File no. 0-17972).

(4)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(5)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(6)	Incorporated by reference of Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).

(7)	Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

(8)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).

(9)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(10)	Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(11)	Incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended September 30, 1999 (File no. 0-17972).

(12)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2000 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(14)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on January 23, 2002 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(17)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

(19)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).

(20)	Incorporated by reference to Item 1.01 of the Company’s Form 8-K dated September 27, 2005 (File no. 0-17972)

(21)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended September 30, 2003 (File no. 0-17972).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.
December 7, 2005	By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 7, 2005	/s/ Joseph T. Dunsmore

Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director
(Principal Executive Officer)

December 7, 2005	/s/ Subramanian Krishnan

Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

GUY C. JACKSON
KENNETH E. MILLARD
MYKOLA MOROZ	A majority of the Board of Directors*
WIILIAM N. PRIESMEYER
BRADLEY J. WILLIAMS
*Subramanian Krishnan, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

December 7, 2005	/s/ Subramanian Krishnan

Subramanian Krishnan
Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description	Page
2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001	Incorporated by Reference
2(b)	Purchase and assignment contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH	Incorporated by Reference
2(c)	Agreement and plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference
3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference
3(b)	Amended and Restated By-Laws of the Company, as amended	Incorporated by Reference
4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
4(b)	Amendment dated January 26, 1999, to Shares Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
10(a)	Stock Option Plan of the Company as Amended and Restated as of September 28, 2005	Filed Electronically
10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference
10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference
10(c)(i)	Amendment to the Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference
10(d)	Employment Agreement between the Company and Joseph T. Dunsmore, dated October 24, 1999	Incorporated by Reference
10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000	Incorporated by Reference
10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001	Incorporated by Reference
10(f)	Employee Stock Purchase Plan, as amended, of the Company	Incorporated by Reference
10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of September 28, 2005	Filed Electronically
10(h)	Digi International Inc. Non-Officer Stock Option Plan, as amended	Incorporated by Reference
10(i)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference
10(j)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference
10(k)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference
10(l)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement	Incorporated by Reference
10(m)	Fiscal 2006 Executive Officer Compensation	Incorporated by Reference
10(n)	Amendments to Director Compensation	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page
13	2005 Letter to Stockholders	Filed Electronically
14	Code of Ethics	Incorporated by Reference
21	Subsidiaries of the Company	Filed Electronically
23	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24	Powers of Attorney	Filed Electronically
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certification	Filed Electronically