Form 10-K/A
period 2005-09-30
DIGI INTERNATIONAL INC
filed 2005-12-09
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ___.
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
Yes ☐ No ☒
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

Explanatory Note
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
SIGNATURES
EXHIBIT INDEX
2005 Letter to Stockholders
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO

Explanatory Note
     This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Digi International Inc. to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 filed with the Securities and Exchange Commission on December 7, 2005. The sole purpose of this Amendment No. 1 is to re-file Exhibit 13, the 2005 Letter to Stockholders, in its entirety. Certain portions of the text of Exhibit 13 were unintentionally omitted from the original filing of the Form 10-K.
     This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing. Unaffected items have not been repeated in this Amendment No. 1, and no other changes have been made.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (b) Exhibits

Exhibit
Number	Description
2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (1)

2(b)	Purchase and assignment contract dated March 20, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (2)

2(c)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

3(a)	Restated Certificate of Incorporation of the Company, as amended (4)

3(b)	Amended and Restated By-Laws of the Company, as amended (5)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (6)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (7)

10(a)	Stock Option Plan of the Company as Amended and Restated as of September 28, 2005*†

10(b)	Form of indemnification agreement with directors and officers of the Company (8)

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999* (9)

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (10)

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated October 24, 1999* (11)

10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000* (12)

10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001* (13)

10(f)	Employee Stock Purchase Plan, as amended, of the Company (14)

10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of September 28, 2005*†

10(h)	Digi International Inc. Non-Officer Stock Option Plan, as amended (15)

10(i)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (16)

10(j)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (17)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
     (b) Exhibits (continued)

Exhibit
Number	Description
10(k)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (18)

10(l)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (19)

10(m)	Fiscal 2006 Executive Officer Compensation* (20)

10(n)	Amendments to Director Compensation* (20)

13	2005 Letter to Stockholders

14	Code of Ethics (21)

21	Subsidiaries of the Company†

23	Consent of Independent Registered Public Accounting Firm†

24	Powers of Attorney†

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification†

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

†	Incorporated by reference to the same numbered exhibit to the Company’s Form 10-K for the year ended September 30, 2005 (File no. 0-17972).

(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File no. 0-17972).

(3)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File no. 0-17972).

(4)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(5)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(6)	Incorporated by reference of Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).

(7)	Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(8)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).

(9)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(10)	Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(11)	Incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K for the year ended September 30, 1999 (File no. 0-17972).

(12)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2000 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).

(14)	Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its Annual Meeting of Stockholders held on January 23, 2002 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2004 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(17)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

(19)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).

(20)	Incorporated by reference to Item 1.01 of the Company’s Form 8-K dated September 27, 2005 (File no. 0-17972).

(21)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended September 30, 2003 (File no. 0-17972).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.
December 8, 2005	By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 8, 2005	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

December 8, 2005	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

GUY C. JACKSON KENNETH E. MILLARD MYKOLA MOROZ WIILIAM N. PRIESMEYER BRADLEY J. WILLIAMS	A majority of the Board of Directors*
*Subramanian Krishnan, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

December 8, 2005	/s/ Subramanian Krishnan
Subramanian Krishnan
Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description	Page
2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001	Incorporated by Reference
2(b)	Purchase and assignment contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH	Incorporated by Reference
2(c)	Agreement and plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference
3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference
3(b)	Amended and Restated By-Laws of the Company, as amended	Incorporated by Reference
4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
4(b)	Amendment dated January 26, 1999, to Shares Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
10(a)	Stock Option Plan of the Company as Amended and Restated as of September 28, 2005	Incorporated by Reference
10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference
10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference
10(c)(i)	Amendment to the Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference
10(d)	Employment Agreement between the Company and Joseph T. Dunsmore, dated October 24, 1999	Incorporated by Reference
10(e)	Agreement between the Company and Bruce Berger dated March 29, 2000	Incorporated by Reference
10(e)(i)	Agreement between the Company and Bruce Berger dated December 14, 2001	Incorporated by Reference
10(f)	Employee Stock Purchase Plan, as amended, of the Company	Incorporated by Reference
10(g)	2000 Omnibus Stock Plan of the Company as Amended and Restated as of September 28, 2005	Incorporated by Reference
10(h)	Digi International Inc. Non-Officer Stock Option Plan, as amended	Incorporated by Reference
10(i)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference
10(j)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference
10(k)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference
10(l)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page
10(m)	Fiscal 2006 Executive Officer Compensation	Incorporated by Reference
10(n)	Amendments to Director Compensation	Incorporated by Reference
13	2005 Letter to Stockholders	Filed Electronically
14	Code of Ethics	Incorporated by Reference
21	Subsidiaries of the Company	Incorporated by Reference
23	Consent of Independent Registered Public Accounting Firm	Incorporated by Reference
24	Powers of Attorney	Incorporated by Reference
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certification	Incorporated by Reference