Form 10-Q
period 2005-12-31
DIGI INTERNATIONAL INC
filed 2006-02-08
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2005.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On January 31, 2006, there were 22,968,993 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2005	2004
	(in thousands, except per common share data)
Net sales	$33,376	$29,470
Cost of sales	14,010	11,159

Gross profit	19,366	18,311

Operating expenses:
Sales and marketing	6,752	6,443
Research and development	4,815	4,252
General and administrative	4,921	3,515

Total operating expenses	16,488	14,210

Operating income	2,878	4,101

Interest income and other, net	333	190

Income before income taxes	3,211	4,291
Income tax provision	1,028	1,330

Net income	$2,183	$2,961

Net income per common share:
Basic	$0.10	$0.13

Diluted	$0.09	$0.13

Weighted average common shares, basic	22,781	22,082

Weighted average common shares, diluted	23,486	23,309

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2005	2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,958	$12,990
Marketable securities	41,793	37,184
Accounts receivable, net	17,173	16,897
Inventories	18,651	18,527
Other	5,482	5,115

Total current assets	95,057	90,713

Property, equipment and improvements, net	20,285	20,808
Identifiable intangible assets, net	24,587	26,342
Goodwill	38,495	38,675
Other	1,006	1,093

Total assets	$179,430	$177,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$411	$414
Accounts payable	5,775	6,272
Income taxes payable	4,286	3,306
Accrued expenses:
Compensation	3,141	5,308
Other	5,057	5,048
Deferred revenue	392	370

Total current liabilities	19,062	20,718

Capital lease obligations, net of current portion	1,040	1,181
Net deferred tax liabilities	1,421	2,195

Total liabilities	21,523	24,094

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 25,654,590 and 25,456,755 shares issued	257	255
Additional paid-in capital	138,862	136,513
Retained earnings	38,079	35,896
Accumulated other comprehensive income	385	639
Treasury stock, at cost, 2,781,798 and 2,794,562 shares	(19,676)	(19,766)

Total stockholders’ equity	157,907	153,537

Total liabilities and stockholders’ equity	$179,430	$177,631

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2005	2004
	(in thousands)
Operating activities:
Net income	$2,183	$2,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	613	566
Amortization of identifiable intangible assets and other assets	1,907	1,572
Tax benefit related to the exercise of stock options	—	1,509
Stock-based compensation	531	—
Other	(143)	(185)
Changes in operating assets and liabilities:
Accounts receivable	543	(1,029)
Inventories	(556)	(1,341)
Other assets	(365)	(1,045)
Accounts payable and accrued expenses	(2,800)	(2,275)
Income taxes payable	1,135	(2,978)
Other	(708)	(515)

Net cash provided by (used in) operating activities	2,340	(2,760)

Investing activities:
Purchase of held-to-maturity marketable securities, net	(4,609)	(8,417)
Purchase of property, equipment, improvements and certain other intangible assets	(259)	(196)

Net cash used in investing activities	(4,868)	(8,613)

Financing activities:
Payments on capital lease obligations	(143)	—
Tax benefit related to the exercise of stock options	117	—
Proceeds from stock option plans transactions	1,684	3,561
Proceeds from employee stock purchase plan transactions	114	179

Net cash provided by financing activities	1,772	3,740

Effect of exchange rate changes on cash and cash equivalents	(276)	505

Net decrease in cash and cash equivalents	(1,032)	(7,128)
Cash and cash equivalents, beginning of period	12,990	19,528

Cash and cash equivalents, end of period	$11,958	$12,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the Company or Digi) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.
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
Comprehensive income was as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Net income	$2,183	$2,961
Foreign currency translation (loss) gain, net of income tax	(254)	952

Comprehensive income	$1,929	$3,913

3.	NET INCOME PER COMMON SHARE
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares of the Company’s stock result from dilutive common stock options and shares purchased through the employee stock purchase plan.
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.	NET INCOME PER COMMON SHARE (CONTINUED)

	Three months ended December 31,
	2005	2004
Numerator:
Net income	$2,183	$2,961

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	22,781	22,082

Effect of dilutive securities:
Stock options and employee stock purchase plan	705	1,227

Denominator for diluted net income per common share — adjusted weighted average shares outstanding	23,486	23,309

Net income per common share, basic	$0.10	$0.13

Net income per common share, diluted	$0.09	$0.13

Potentially dilutive common shares related to stock options to purchase 1,365,513 and 552,225 common shares at December 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive whether or not the Company generated net income.
4.	STOCK-BASED COMPENSATION
Stock-based awards are granted under the terms of the Company’s Stock Option Plan (the Stock Option Plan), Non-Officer Stock Option Plan (the Non-Officer Plan) and the 2000 Omnibus Stock Plan (the Omnibus Plan)(collectively the Plans). The Plans provide for the issuance of stock-based incentives, including incentive stock options (ISOs) and nonstatutory stock options (NSOs), to employees and others who provide services to the Company, including consultants, advisers and directors. Options granted under the Plans generally vest over a four year service period and will expire if unexercised after ten years from the date of grant.
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
Additionally, the Company has outstanding stock options for shares of the Company’s stock under various plans assumed in connection with its prior acquisition of NetSilicon, Inc. (the Assumed Plans). Additional awards cannot be made by the Company under the Assumed Plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	STOCK-BASED COMPENSATION (CONTINUED)
Prior to October 1, 2005 the Company accounted for its stock-based awards using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations, in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123). Accordingly, compensation costs for stock options granted were measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price to acquire the common stock. Such compensation expense, if any, was amortized on a straight-line basis over the option vesting period.
Effective October 1, 2005 the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), as amended by FASB Staff Position No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP FAS 123 (R) -4), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the nonvested portion of awards granted prior to October 1, 2005. Compensation expense recorded during the quarter ended December 31, 2005 includes approximately $0.1 million related to awards issued subsequent to September 30, 2005 and $0.4 million related to nonvested awards previously accounted for using the intrinsic value method of accounting.
The impact of adopting FAS No. 123R for the Company’s first quarter of fiscal 2006 was an increase in compensation expense of $0.5 million ($0.4 million after tax), and a reduction of $0.02 for both basic and diluted earnings per share. The adoption of FAS No. 123R is expected to incrementally increase pre-tax compensation expense by approximately $2.3 million during fiscal 2006. FAS 123R also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows. In prior periods, such amounts were presented as a component of cash flows from operating activities.
A summary of option activity under the Plans as of December 31, 2005 and changes during the three months then ended is presented below (in thousands, except per common share amounts):

			Weighted Average	Weighted Average	Aggregate
	Available	Options	Exercise Price per	Contractual Term	Intrinsic
	for Grant	Outstanding	Common Share	(in years)	Value
Balances, September 30, 2005	950	4,511	$9.98

Granted	(382)	382	12.62
Exercised	—	(198)	8.51
Forfeited	87	(87)	10.26
Expired	1	(1)	27.50

Balances, December 31, 2005	656	4,607	$10.25	5.96	$7,625

Exercisable at December 31, 2005		3,499	$9.70	5.96	$7,037

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the quarter was $0.7 million.
The weighted average fair value of options granted during the three months ended December 31, 2005 was $6.08.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	STOCK-BASED COMPENSATION (CONTINUED)
The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Risk free interest rate	4.28% - 4.51%
Expected option holding period	4 - 5 years
Expected volatility	55% - 60%
Weighted average volatility	56%
Expected dividend yield	0
A summary of the Company’s nonvested options as of December 31, 2005 and changes during the three months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2005	967	$5.38

Granted	382	6.08
Vested	(154)	5.83
Forfeited	(87)	5.61

Nonvested at December 31, 2005	1,108	$5.54

The Company’s pro forma net income and pro forma earnings per share for the three months ended December 31, 2004, which include pro forma net income and earning per share amounts as if the fair-value-based method of accounting had been used on awards being accounted for under APB Opinion No. 25, were as follows (in thousands, except per common share amounts):

December 31, 2004
Net income, as reported	$2,961
Add: stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based compensation expense determined under fair-value-based methods for all awards, net of related tax effects	(350)

Pro forma net income	$2,611

Earnings per common share:
Basic — as reported	$0.13
Basic — pro forma	$0.12
Diluted — as reported	$0.13
Diluted — pro forma	$0.11
The Company used historical data to estimate pre-vesting forfeiture rates. As of December 31, 2005 the total unrecognized compensation cost related to nonvested stock-based compensation arrangements was $5.5 million and the related weighted average period over which it is expected to be recognized is approximately 3.2 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.	ACQUISITIONS
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
The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $30.6 million. The Company believes that the acquisition resulted in the recognition of goodwill primarily because the complementary nature of Rabbit microprocessor and microprocessor-based modules, and Z-World single board computer product lines are anticipated to extend Digi’s position in the commercial grade device networking module business.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Rabbit had occurred as of October 1, 2004. Pro forma adjustments include amortization of identifiable intangible assets and the $0.3 million charge related to acquired in-process research and development associated with the Rabbit acquisition. Had the Company acquired Rabbit as of October 1, 2004, net sales, net income and net income per share would have changed to the pro forma amounts below (in thousands, except per common share amounts):

Three months ended
December 31, 2004
Net sales	$36,484
Net income	2,386
Net income per common share, basic	$0.11
Net income per common share, diluted	$0.10
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2005, nor are they necessarily indicative of the results that will be obtained in the future.
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
The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $2.4 million. The Company believes that the FS Forth acquisition resulted in the recognition of goodwill primarily because of the anticipated extension of its commercial grade device networking module business. FS Forth currently has modules that will immediately add value to the Company’s broader module product line. During the first quarter of fiscal 2006, goodwill attributable to the FS Forth acquisition was reduced by a purchase price adjustment of $0.2 million as the result of a change in certain tax liabilities, as defined in the purchase agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.	ACQUISITIONS (CONTINUED)
The Company has determined that the FS Forth acquisition was not material to the consolidated results of operations or financial condition of the Company; therefore, pro forma financial information is not presented.
6.	INVENTORIES
Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method. Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2005	2005
Raw materials	$13,866	$15,074
Work in process	1,746	569
Finished goods	3,039	2,884

	$18,651	$18,527

7.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortized identifiable intangible assets were comprised of the following (in thousands):

	December 31, 2005			September 30, 2005
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net

Purchased and core technology	$41,076	$(27,725)	$13,351	$41,086	$(26,517)	$14,569
License agreements	2,440	(1,590)	850	2,440	(1,490)	950
Patents and trademarks	5,772	(2,167)	3,605	5,691	(1,956)	3,735
Customer maintenance contracts	700	(271)	429	700	(254)	446
Customer relationships	7,786	(1,434)	6,352	7,803	(1,161)	6,642

Total	$57,774	$(33,187)	$24,587	$57,720	$(31,378)	$26,342

Amortization expense was $1.8 million and $1.4 million for the three months ended December 31, 2005 and 2004, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2006 and the five succeeding fiscal years is as follows (in thousands):

2006 (nine months)	$5,260
2007	5,640
2008	3,746
2009	2,466
2010	2,275
2011	1,988

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
The changes in the carrying amount of goodwill were as follows (in thousands):

	Three months ended December 31,
	2005	2004
Beginning balance, October 1	$38,675	$5,816

Purchase price adjustment — FS Forth	(147)	—
Foreign currency translation adjustment	(33)	—

Ending balance, December 31	$38,495	$5,816

The purchase price of FS Forth, acquired in fiscal year 2005, was reduced as a result of a change in certain tax liabilities, as defined in the purchase agreement. Contingent consideration of up to $2.0 million may be payable to FS Forth based upon the achievement of certain future milestones (see Note 5).
8.	INCOME TAXES
In the first quarter of fiscal 2005, the Internal Revenue Service (IRS) completed an audit of certain of the Company’s prior fiscal years income tax returns, subject to final approval by the Congressional Joint Committee on Taxation. As a result of a settlement agreement associated with this audit, the Company paid $3.2 million to the IRS in the first quarter of fiscal 2005 resulting in a reduction to its income taxes payable liability.
In February 2005, the Congressional Joint Committee on Taxation approved the settlement with the IRS. The Company had tax reserves recorded in excess of the ultimate settlement amount, which resulted in the reversal of $5.7 million of excess income tax reserves during the second quarter of fiscal 2005. This reversal was accounted for as a discrete event in the second quarter of fiscal 2005.
9.	FINANCIAL GUARANTEES
The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service for a period of up to five years from the date of receipt. The Company has the option to repair or replace products it deems defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty accrual (in thousands):

	Three months ended December 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued (1)	made	December 31
2005	$1,187	$(1)	$(118)	$1,068
2004	$855	$165	$(150)	$870

(1)	Warranties issued of $116,000, less change in estimate adjustments of $117,000.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.	FINANCIAL GUARANTEES (CONTINUED)
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
10.	SEGMENT INFORMATION
Prior to the first quarter of fiscal 2006 the Company operated in two reportable segments. Effective October 1, 2005, the Company changed its organizational structure to functional reporting to eliminate redundancies in management and infrastructure. In addition, certain intellectual property that was previously utilized primarily in products that comprised the Device Networking Solutions segment has now been integrated throughout the Company’s products in order to provide more functionality and allow for ease of migration to next generation technologies for the Company’s customers. As a result of these changes in organizational structure and use of the Company’s product technology, the Chief Executive Officer, as the chief operating decision maker, now reviews and assesses financial information, operating results, and performance of the Company’s business in the aggregate. Accordingly, the Company has a single operating and reporting segment effective October 1, 2005 and has restated the previous period ended December 31, 2004 to conform to the single reportable segment.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.	LEGAL PROCEEDINGS (CONTINUED)
guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim.
As of December 31, 2005, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
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
The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, those described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its Annual Report on Form 10-K, its quarterly reports on Form 10-Q and its registration statements, could cause the Company’s actual future results to differ from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. Effective October 1, 2005 the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), as amended by FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instrument Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (FSP FAS 123(R)-4), using the modified prospective method of application (see Note 4 to Condensed Consolidated Financial Statements).
The Company completed a review of certain of its prior fiscal years with the U.S. Internal Revenue Service (IRS) in the first quarter of fiscal 2005. The Company signed a settlement agreement, Form 870 — Waiver of Restrictions on Assessment and Collection of Deficiency in Tax and Acceptance of Overassessment, on November 2, 2004 (see Note 8 to Condensed Consolidated Financial Statements).

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
The Company intends to continue to extend its current product lines with next generation commercial grade device networking products and technologies targeted for selected vertical markets, including but not limited to point of sale, industrial automation, office automation, and building controls. The Company believes that there is a market trend of device networking in vertical commercial applications that will require communications intelligence or connectivity to the network or the internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. The Company believes that it is well positioned to leverage its current products and technologies to take advantage of this market trend.
For the three months ended December 31, 2005:
• Net sales of $33.4 million represented an increase of $3.9 million, or 13.3%, compared to net sales of $29.5 million for the first quarter of fiscal 2005.
• Gross profit margin decreased to 58.0% compared to 62.1% for the same period a year ago.
• Total operating expenses for the first fiscal quarter of 2006 were $16.5 million compared to $14.2 million in the first fiscal quarter of 2005, an increase of $2.3 million. As a result of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (FAS 123R), as amended by FSP FAS 123(R)-4, stock-based compensation of $0.5 million was recorded for the three months ended December 31, 2005.
• Net income decreased $0.8 million to $2.2 million, or $0.09 per diluted share, compared to $3.0 million, or $0.13 per diluted share for the three months ended December 31, 2004. Stock-based compensation expense reduced earnings per diluted share by $0.02 for the first fiscal quarter of 2006.
• The Company’s net working capital position (total current assets less total current liabilities) increased $6.0 million to $76.0 million during the three months ended December 31, 2005 and its current ratio was 5.0 to 1 as of that date. Cash and cash equivalents and marketable securities increased $3.6 million to $53.8 million during the period. The Company has no debt other than capital lease obligations.
• Prior to the first quarter of fiscal 2006, the Company operated in two reportable segments. Effective October 1, 2005, the Company changed its organizational structure to functional reporting to eliminate redundancies in management and infrastructure. In addition, certain intellectual property that was previously utilized primarily in products that comprised the Device Networking Solutions segment has now been integrated throughout the Company’s products in order to provide more functionality and allow for ease of migration to next generation technologies for the Company’s customers. As a result of these changes in organizational structure and use of the Company’s product technology, the Chief Executive Officer, as the chief operating decision maker, now reviews and assesses financial information, operating

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
results, and performance of the Company’s business in the aggregate. Accordingly, the Company has a single operating and reporting segment effective October 1, 2005 and has restated the previous period ended December 31, 2004 to conform to the single reportable segment.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended December 31,				% increase
	2005		2004		(decrease)
Net sales	$33,376	100.0%	$29,470	100.0%	13.3%
Cost of sales (1)	14,010	42.0	11,159	37.9	25.5

Gross profit	19,366	58.0	18,311	62.1	5.8
Operating expenses:
Sales and marketing (1)	6,752	20.2	6,443	21.9	4.8
Research and development (1)	4,815	14.4	4,252	14.4	13.2
General and administrative (1)	3,242	9.7	2,190	7.4	48.0
Intangibles amortization	1,679	5.0	1,325	4.5	26.7

Total operating expenses	16,488	49.4	14,210	48.2	16.0
Operating income	2,878	8.6	4,101	13.9	(29.8)
Interest income and other, net	333	1.0	190	0.6	75.3

Income before income taxes	3,211	9.6	4,291	14.5	(25.2)
Income tax provision	1,028	3.1	1,330	4.5	(22.7)

Net income	$2,183	6.5%	$2,961	10.0%	(26.3)%

(1)	As a result of adopting FAS 123R as of October 1, 2005 on a modified prospective basis, stock-based compensation expense is included in the consolidated results of operations for the three months ended December 31, 2005 as follows (in thousands):

Stock-based
compensation
Cost of sales	$20
Sales and marketing	126
Research and development	127
General and administrative	258

Totals	$531

NET SALES
Net sales for the three months ended December 31, 2005 were $33.4 million compared to net sales of $29.5 million for the three months ended December 31, 2004, or an increase of 13.3%. Net sales attributable to the Company’s growth product lines, including product lines inherited through recent acquisitions, and innovative product introductions increased $9.1 million, or 57.1%, compared to the three months ended December 31, 2004. Net sales attributable to its mature product lines, primarily multi-port serial adaptors and network interface cards, decreased $5.2 million compared to the same period one year ago.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Fluctuation in foreign currency rates compared to the same period one year ago had an unfavorable impact on net sales of $0.4 million in the three month period ended December 31, 2005.
GROSS PROFIT
Gross profit margin for the first three months of fiscal 2006 was 58.0% compared to 62.1% for the first three months of fiscal 2005. The decrease in gross profit margin was due primarily to fluctuations in customer and product mix and the impact of Rabbit product sales which carry a lower gross profit margin. These two factors had approximately equal impact on the decrease in gross profit margin.
OPERATING EXPENSES
Sales and marketing expenses for the three months ended December 31, 2005 were $6.8 million, or 20.2% of net sales, compared to $6.4 million, or 21.9% of net sales for the three months ended December 31, 2004. The net increase in sales and marketing expenses of $0.4 million is due to increased ongoing expenses as the result of the acquisitions of Rabbit and FS Forth in the third quarter of fiscal 2005 and stock-based compensation expense, partially offset by decreased variable sales and marketing expenses related to the Company’s mature business.
Research and development expenses for the three months ended December 31, 2005 were $4.8 million, or 14.4% of net sales, compared to $4.3 million, or 14.4% of net sales for the three months ended December 31, 2004. The net increase in research and development expenses of $0.5 million is due to increased ongoing expenses as a result of the acquisitions made by the Company in the third quarter of fiscal 2005 and stock-based compensation expense, partially offset by decreased research and development expenses related to the Company’s mature business.
General and administrative expenses were $4.9 million, or 14.7% of net sales, for the three months ended December 31, 2005 compared to $3.5 million, or 11.9% of net sales for the three months ended December 31, 2004. The net increase in general and administrative expenses of $1.4 million was due primarily to increased ongoing expenses as the result of the Rabbit and FS Forth acquisitions, increased professional services fees, increased intangibles amortization associated with the acquisitions and stock-based compensation.
INTEREST INCOME AND OTHER, NET
Interest income and other, net was $0.3 million for the three months ended December 31, 2005 compared to $0.2 million for the three months ended December 31, 2004. The Company realized interest income on marketable securities and cash and cash equivalents of $0.4 million and $0.3 million for the three month periods ended December 31, 2005 and 2004, respectively, due to higher average interest rates in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, partially offset by a decrease in the average invested balance. Other expense remained relatively flat between periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES
For the first quarter of fiscal 2006 income taxes have been provided at 32.0% compared to 31.0% for the first quarter of fiscal 2005. The rate for the first quarter of fiscal 2006 was reduced somewhat from an expected annual effective rate of 33.3% due to the tax impact of certain stock-based compensation expenses resulting from the adoption of FAS 123R by the Company as of October 1, 2005. The effective tax rate is lower than the U.S. statutory rate of 35.0% due to the utilization of income tax credits and exclusion of extraterritorial income.
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations principally with funds generated from operations. At December 31, 2005, the Company had cash, cash equivalents and marketable securities of $53.8 million compared to $50.2 million at September 30, 2005. The Company’s working capital increased $6.0 million to $76.0 million at December 31, 2005 compared to $70.0 million at September 30, 2005.
Net cash provided by operating activities was $2.3 million for the three months ended December 31, 2005 compared to net cash used in operating activities of $2.8 million for the three months ended December 31, 2004. Changes in total operating assets and liabilities used $2.8 million in cash during the three months ended December 31, 2005 compared to a use of $9.2 million of cash during the three months ended December 31, 2004. Income taxes payable increased $1.1 million during the three months ended December 31, 2005 compared to a net decrease of $3.0 in the same period one year ago, primarily due to a payment of $3.2 million to the IRS in November 2004 as part of the settlement agreement related to the review of prior fiscal years. Due to the adoption of FAS 123R, cash provided by the adjustment for tax benefits related to the exercise of stock options is presented in the financing activities section of the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2005, compared to $1.5 million of cash provided during the same quarter one year ago and reflected in operating activities.
Net cash used in investing activities was $4.9 million during the three months ended December 31, 2005 compared to net cash used by investing activities of $8.6 million during the same period in the prior fiscal year. Net purchases of marketable securities were $4.6 million during the three months ended December 31, 2005 compared to net purchases of marketable securities of $8.4 million during the same period one year ago. Purchases of property, equipment, improvements and certain other intangible assets were $0.3 million and $0.2 million for the three months ended December 31, 2005 and 2004, respectively.
The Company anticipates total fiscal 2006 capital expenditures to approximate $1.9 million.
As of December 31, 2005 the Company had contingent purchase price obligations outstanding of $2.0 related to the acquisition of FS Forth (see Note 5 to Condensed Consolidated Financial Statements).
The Company generated $1.8 million from financing activities during the three months ended December 31, 2005 compared to $3.7 million during the same period a year ago, primarily as a result of proceeds from stock option and employee stock purchase plan transactions in both periods, and the reflection of cash provided by the adjustment for tax benefits related to the exercise of stock options as a financing activity in the first quarter of fiscal 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business operations.
The following summarizes the Company’s contractual obligations at December 31, 2005 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$6,343	$2,037	$2,563	$862	$881
Capital leases	1,784	581	935	268	—

Total contractual cash obligations	$8,127	$2,618	$3,498	$1,130	$881

The lease obligations summarized above relate to various operating lease agreements for office space and equipment. The capital leases summarized above are for manufacturing equipment at Rabbit. The table above excludes up to $2.0 million of additional contingent purchase price payments related to the FS Forth acquisition (see Note 5 to Condensed Consolidated Financial Statements).
RISK FACTORS
Multiple risk factors exist which could have a material effect on the Company’s operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company’s exposure to interest rate risk relates primarily to the Company’s investment portfolio. Investments are made in accordance with the Company’s investment policy and consist of high grade commercial paper and corporate bonds. The Company does not use derivative financial instruments to hedge against interest rate risk as all investments are held to maturity and mature in less than a year.
FOREIGN CURRENCY RISK
The Company’s transactions are executed in the U.S. Dollar, Euro or Japanese Yen. As a result, the Company is exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros or Japanese Yen, and foreign currency translation risk as the financial position and operating results of the Company’s foreign subsidiaries are translated into U.S. Dollars for consolidation. The Company has not implemented a hedging strategy to reduce foreign currency risk.
For the three months ended December 31, 2005 and 2004, the Company had approximately $14.1 million and $12.0 million, respectively, of net sales to foreign customers including export sales, of which $5.0 million and $4.0 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
FOREIGN CURRENCY RISK (CONTINUED)
The average monthly exchange rate for the Euro to the U.S. Dollar decreased approximately 8.1% from 1.2952 to 1.1902 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar decreased approximately 9.5% from .0094 to .0085 during the first quarter of fiscal year 2006 as compared to the same period one year ago. A 10.0% change from the first quarter fiscal 2006 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.5% increase or decrease in net sales and a 0.9% increase or decrease in stockholder’s equity. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.
CREDIT RISK
The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

ITEM 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
CHANGES IN INTERNAL CONTROLS
There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on the Company’s operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.
ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
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

DIGI INTERNATIONAL INC.

Date: February 8, 2006	By:	/s/ Subramanian Krishnan

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