Form 10-Q
period 2006-03-31
DIGI INTERNATIONAL INC
filed 2006-05-08
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006.
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
Yes  ☐      No  ☑
On April 30, 2006, there were 23,122,190 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
	(in thousands, except per common share data)
Net sales	$34,380	$29,312	$67,756	$58,782
Cost of sales	14,894	11,328	28,904	22,487

Gross profit	19,486	17,984	38,852	36,295

Operating expenses:
Sales and marketing	6,802	6,411	13,553	12,854
Research and development	5,011	3,820	9,825	8,072
General and administrative	4,461	3,557	9,383	7,072

Total operating expenses	16,274	13,788	32,761	27,998

Operating income	3,212	4,196	6,091	8,297

Interest income and other, net	554	312	886	502

Income before income taxes	3,766	4,508	6,977	8,799
Income tax provision (benefit)	1,199	(4,291)	2,227	(2,961)

Net income	$2,567	$8,799	$4,750	$11,760

Net income per common share:
Basic	$0.11	$0.39	$0.21	$0.53

Diluted	$0.11	$0.37	$0.20	$0.50

Weighted average common shares, basic	23,001	22,477	22,890	22,277

Weighted average common shares, diluted	23,687	23,645	23,609	23,473

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	September 30, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,690	$12,990
Marketable securities	44,317	37,184
Accounts receivable, net	18,040	16,897
Inventories	18,793	18,527
Other	5,272	5,115

Total current assets	102,112	90,713
Property, equipment and improvements, net	20,266	20,808
Identifiable intangible assets, net	22,874	26,342
Goodwill	38,530	38,675
Other	913	1,093

Total assets	$184,695	$177,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$409	$414
Accounts payable	4,430	6,272
Income taxes payable	5,960	3,306
Accrued expenses:
Compensation	3,852	5,308
Other	5,892	5,048
Deferred revenue	56	370

Total current liabilities	20,599	20,718

Capital lease obligations, net of current portion	930	1,181
Net deferred tax liabilities	816	2,195

Total liabilities	22,345	24,094

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 23,072,459 and 25,456,755 shares issued	258	255
Additional paid-in capital	140,617	136,513
Retained earnings	40,646	35,896
Accumulated other comprehensive income	311	639
Treasury stock, at cost, 2,754,488 and 2,794,562 shares	(19,482)	(19,766)

Total stockholders’ equity	162,350	153,537

Total liabilities and stockholders’ equity	$184,695	$177,631

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2006	2005
	(in thousands)
Operating activities:
Net income	$4,750	$11,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,272	1,161
Amortization of identifiable intangible assets and other assets	3,825	3,028
Deferred income taxes	(1,256)	(3,060)
Tax benefit related to the exercise of stock options	—	1,986
Stock-based compensation	1,163	37
Other	(533)	(204)
Changes in operating assets and liabilities:
Accounts receivable	(507)	(2,089)
Inventories	(685)	(169)
Other assets	(157)	(1,035)
Accounts payable and accrued expenses	(2,375)	(1,707)
Income taxes payable	2,674	(5,283)

Net cash provided by operating activities	8,171	4,425

Investing activities:
Purchase of held-to-maturity marketable securities, net	(7,133)	(5,496)
Purchase of property, equipment, improvements and certain other intangible assets	(894)	(333)
Deposit on business acquisition	—	(4,400)

Net cash used in investing activities	(8,027)	(10,229)

Financing activities:
Payments on capital lease obligations	(256)	—
Tax benefit related to the exercise of stock options	330	—
Proceeds from stock option plan transactions	2,673	5,072
Proceeds from employee stock purchase plan transactions	359	411

Net cash provided by financing activities	3,106	5,483

Effect of exchange rate changes on cash and cash equivalents	(550)	763

Net increase in cash and cash equivalents	2,700	442
Cash and cash equivalents, beginning of period	12,990	19,528

Cash and cash equivalents, end of period	$15,690	$19,970

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
Comprehensive income was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$2,567	$8,799	$4,750	$11,760
Foreign currency translation (loss) gain, net of income tax	(74)	(72)	(328)	880

Comprehensive income	$2,493	$8,727	$4,422	$12,640

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.	NET INCOME PER COMMON SHARE (CONTINUED)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Numerator:
Net income	$2,567	$8,799	$4,750	$11,760

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	23,001	22,477	22,890	22,277

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	686	1,168	719	1,196

Denominator for diluted net income per common share — adjusted weighted average shares	23,687	23,645	23,609	23,473

Net income per common share, basic	$0.11	$0.39	$0.21	$0.53

Net income per common share, diluted	$0.11	$0.37	$0.20	$0.50

Potentially dilutive shares related to stock options to purchase 1,354,782 common shares for both the three and six month periods ended March 31, 2006, respectively, and potentially dilutive shares related to stock options to purchase 275,375 and 300,375 common shares for the three and six month periods ended March 31, 2005, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
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
Prior to October 1, 2005, the Company accounted for its stock-based awards using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations, in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123). Accordingly, compensation costs for stock options granted were measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price to acquire the common stock. Such compensation expense, if any, was amortized on a straight-line basis over the option vesting period.
Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), as amended by FASB Staff Position No. FAS 123(R)-4 (FSP FAS 123(R)-4), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the nonvested portion of awards granted prior to October 1, 2005. Compensation expense recorded during the three and six month periods ended March 31, 2006 includes approximately $0.2 million and $0.3 million, respectively, related to awards issued subsequent to September 30, 2005. In addition, compensation expense recorded during the three and six month periods ended March 31, 2006 includes approximately $0.4 million and $0.9 million, respectively, related to the current vesting portion of awards issued prior to September 30, 2005.
The impact of adopting FAS No. 123R for the Company’s three and six month period ended March 31, 2006 was an increase in compensation expense of $0.6 million ($0.4 million after tax) and $1.2 million ($0.8 million after tax), respectively, and a reduction of $0.02 and $0.04 for both basic and diluted earnings per share. The adoption of FAS No. 123R is expected to incrementally increase pre-tax compensation expense by approximately $2.3 million during fiscal 2006.
FAS No.123R also requires that the cash retained as a result of the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows. In prior periods, such amounts were presented as a component of cash flows from operating activities.
A summary of option activity under the Plans as of March 31, 2006 and changes during the six months then ended is presented below (in thousands, except per common share amounts):

			Weighted Average	Weighted Average	Aggregate
	Available	Options	Exercise Price per	Contractual Term	Intrinsic
	for Grant	Outstanding	Common Share	(in years)	Value
Balances, September 30, 2005	950	4,511	$9.98

Granted	(456)	456	12.36
Exercised	—	(370)	7.22
Forfeited	92	(92)	10.14
Expired	24	(24)	22.96

Balances, March 31, 2006	610	4,481	$10.38	5.79	$10,208

Exercisable at March 31, 2006		3,418	$9.90	4.78	$9,257

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the six month period was $1.6 million. The weighted average fair value of options granted during the six months ended March 31, 2006 was $5.80. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Risk free interest rate	4.28% - 4.52%
Expected option holding period	3 - 5 years
Expected volatility	50% - 60%
Weighted average volatility	55%
Expected dividend yield	0
A summary of the Company’s nonvested options as of March 31, 2006 and changes during the six months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2005	967	$4.81

Granted	456	5.80
Vested	(268)	2.62
Forfeited	(92)	5.55

Nonvested at March 31, 2006	1,063	$5.72

The Company’s pro forma net income and pro forma earnings per share for the three months and six months ended March 31, 2005, which include pro forma net income and earning per share amounts as if the fair-value-based method of accounting had been used are as follows (in thousands, except per common share amounts):

	Three months ended	Six months ended
	March 31, 2005	March 31, 2005
Net income as reported	$8,799	$11,760
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	37	37
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(383)	(733)

Pro forma net income	$8,453	$11,064

Net income per common share:
Basic — as reported	$0.39	$0.53
Basic — pro forma	$0.38	$0.50

Diluted — as reported	$0.37	$0.50
Diluted — pro forma	$0.36	$0.48

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	STOCK-BASED COMPENSATION (CONTINUED)
The Company used historical data to estimate pre-vesting forfeiture rates. As of March 31, 2006 the total unrecognized compensation cost related to nonvested stock-based compensation arrangements net of expected forfeitures was $5.8 million and the related weighted average period over which it is expected to be recognized is approximately 3.0 years.
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
The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $30.6 million. The Company believes that the acquisition resulted in the recognition of goodwill primarily because the complementary nature of Rabbit microprocessor and microprocessor-based modules and Z-World single board computer product lines are anticipated to extend Digi’s position in the commercial grade device networking module business.
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

	Three months ended	Six months ended
	March 31, 2005	March 31, 2005
Net sales	$36,484	$72,921
Net income	$7,885	$10,271
Net income per common share, basic	$0.35	$0.46
Net income per common share, diluted	$0.34	$0.44
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. ACQUISITIONS (CONTINUED)
The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $2.4 million. The Company believes that the FS Forth acquisition resulted in the recognition of goodwill primarily because of the anticipated extension of its commercial grade device networking module business. FS Forth currently has modules that will immediately add value to the Company’s broader module product line. During the first quarter of fiscal 2006, goodwill attributable to the FS Forth acquisition was reduced by a purchase price adjustment of $0.1 million as the result of a change in certain tax liabilities, as defined in the purchase agreement.
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
6. INVENTORIES
Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method. Inventories consisted of the following (in thousands):

	March 31,	September 30,
	2006	2005
Raw materials	$15,080	$15,074
Work in process	871	569
Finished goods	2,842	2,884

	$18,793	$18,527

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortized identifiable intangible assets were comprised of the following (in thousands):

	March 31, 2006			September 30, 2005
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$41,086	$(28,938)	$12,148	$41,086	$(26,517)	$14,569
License agreements	2,440	(1,690)	750	2,440	(1,490)	950
Patents and trademarks	5,857	(2,383)	3,474	5,691	(1,956)	3,735
Customer maintenance contracts	700	(289)	411	700	(254)	446
Customer relationships	7,808	(1,717)	6,091	7,803	(1,161)	6,642

Total	$57,891	$(35,017)	$22,874	$57,720	$(31,378)	$26,342

Amortization expense was $1.8 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively, and $3.6 million and $2.8 million for the six months ended March 31, 2006 and 2005, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2006 and the five succeeding fiscal years is as follows (in thousands):

2006 (six months)	$3,600
2007	5,840
2008	3,946
2009	2,666
2010	2,475
2011	2,188
The changes in the carrying amount of goodwill were as follows (in thousands):

	Six months ended March 31,
	2006	2005
Beginning balance, October 1	$38,675	$5,816
Purchase price adjustment — FS Forth	(147)	—
Foreign currency translation adjustment	2	—

Ending balance, March 31	$38,530	$5,816

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. FINANCIAL GUARANTEES (CONTINUED)

	Three months ended March 31,
Fiscal	Balance at	Warranties	Settlements	Balance at
Year	December 31	issued	made	March 31
2006	$1,068	$109	$(127)	$1,050
2005	$870	$171	$(141)	$900

	Six months ended March 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued	made	March 31
2006	$1,187	$108 (1)	$(245)	$1,050
2005	$855	$336	$(291)	$900

(1)	Warranties issued includes a change in estimate adjustment of $117,000 in the first quarter of fiscal 2006.
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
10. SEGMENT INFORMATION
Prior to the first quarter of fiscal 2006 the Company operated in two reportable segments. Effective October 1, 2005, the Company changed its organizational structure to functional reporting to eliminate redundancies in management and infrastructure. In addition, certain intellectual property that was previously utilized primarily in products that comprised the Device Networking Solutions segment has now been integrated throughout the Company’s products in order to provide more functionality and allow for ease of migration to next generation technologies for the Company’s customers. As a result of these changes in organizational structure and use of the Company’s product technology, the Chief Executive Officer, as the chief operating decision maker, now reviews and assesses financial information, operating results, and performance of the Company’s business in the aggregate. Accordingly, the Company has a single operating and reporting segment effective October 1, 2005 and has restated the previous periods ended March 31, 2005 to conform to the single reportable segment.
11. LEGAL PROCEEDINGS
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of NetSilicon and approximately 300 other public companies. The complaint names as defendants the Company, NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. The Company believes that the claims against the NetSilicon defendants are without merit and has

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. LEGAL PROCEEDINGS (CONTINUED)
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
Consummation of the proposed settlement remains conditioned upon obtaining approval by the Court. On September 1, 2005, the Court preliminarily approved the proposed settlement and directed that notice of the terms of the proposed settlement be provided to class members. Thereafter, the Court held a fairness hearing on April 24, 2006, at which objections to the proposed settlement were heard. After the fairness hearing, the Court took under advisement whether to grant final approval to the proposed settlement.
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
As of March 31, 2006, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
On April 13, 2004, the Company filed a lawsuit against Lantronix Inc. (Lantronix) alleging that certain of Lantronix’s products infringe the Company’s U.S. Patent No. 6,446,192. The Company filed the lawsuit in the U.S. District Court in Minnesota. The lawsuit sought both monetary and non-monetary relief. On May 3, 2004, Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The lawsuit sought both monetary and non-monetary relief. On February 7, 2005 Lantronix and Acticon Technologies LLC filed a lawsuit against the Company alleging that certain of the Company’s products infringe U.S. Patent No. 4,972,470. The lawsuit was filed in the U.S. District Court for the Eastern District of Texas. The lawsuit sought both monetary and non-monetary relief. On May 12, 2005 Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,881,096. The lawsuit was filed in the U.S. District Court for the Eastern District of Texas. The lawsuit sought both monetary and non-monetary relief. On May 2, 2006, Lantronix and the Company settled all pending patent infringement litigations between the companies. Under and subject to the terms of the agreement, the companies will cross-license each other’s patents and each company will have the benefit and protection afforded by all of each other’s current and future patents for a period of six years.
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
CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. Effective October 1, 2005 the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), as amended by FSP FAS 123(R)-4, using the modified prospective method of application (see Note 4 to Condensed Consolidated Financial Statements).
OVERVIEW
Digi operates in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. Digi places a high priority on development of innovative products that provide differentiated features and functions and allow for ease of integration with customers’ applications that improve customers’ time to market. The Company competes for customers on the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (CONTINUED)
OVERVIEW (CONTINUED)
basis of product performance, support, quality, product features, company reputation, customer and channel relationships, price and availability.
The Company intends to continue to extend its current product lines with next generation commercial grade device networking products and technologies targeted for selected vertical markets, including but not limited to point of sale, industrial automation, office automation, medical, and building controls. The Company believes that there is a market trend of device networking in vertical commercial applications that will require communications intelligence or connectivity to the network or the internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. The Company believes that it is well positioned to leverage its current products and technologies to take advantage of this market trend.
During the second quarter of fiscal 2006, the Company made good progress with new product releases and telecommunications carrier certifications, and is expecting continued growth from Cellular products, ConnectPort Display, and acquired product lines. The Company has maturing products, including its network interface cards and multi-port serial adapters, which are expected to decline in future periods. Net sales from network interface cards are expected to decline to approximately 1% or less of total quarterly revenues beginning with the fourth quarter of fiscal 2006. Multi-port serial adapters’ net sales are anticipated to continue a general trend of flattening to slow decline over future quarters.
For the three and six months ended March 31, 2006:
• Net sales of $34.4 million, for the three months ended March 31, 2006, represented an increase of $5.1 million, or 17.3%, compared to net sales of $29.3 million for the three months ended March 31, 2005. Net sales of $67.8 million, for the six months ended March 31, 2006, represented an increase of $9.0 million, or 15.3%, compared to net sales of $58.8 million for the six months ended March 31, 2005.
• Gross profit margin decreased to 56.7% compared to 61.3% for the three months ended March 31, 2006 and 2005, respectively. Gross profit margin decreased to 57.3% compared to 61.7% for the six months ended March 31, 2006 and 2005, respectively.
• Total operating expenses for the three months ended March 31, 2006 were $16.3 million compared to $13.8 million for the three months ended March 31, 2005, an increase of $2.5 million. Total operating expenses for the six months ended March 31, 2006 were $32.8 million compared to $28.0 million for the six months ended March 31, 2005, an increase of $4.8 million. As a result of adopting FAS No. 123R, stock-based compensation of $0.6 million and $1.2 million was recorded in operating expenses for the three and six months ended March 31, 2006. Because FAS No. 123R was adopted prospectively, there were no charges for stock-based compensation for the three and six months ended March 31, 2005.
• Net income decreased $6.2 million to $2.6 million, or $0.11 per diluted share, for the three months ended March 31, 2006, compared to $8.8 million, or $0.37 per diluted share for the three months ended March 31, 2005. Net income decreased $7.0 million to $4.8 million, or $0.20 per diluted share, for the six months ended March 31, 2006, compared to $11.8 million, or $0.50 per diluted share, for the six months ended March 31, 2005. Stock-based compensation expense reduced earnings per diluted share by $0.02 and $0.04 for the three and six months ended March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (CONTINUED)
OVERVIEW (CONTINUED)
• As a result of a settlement with the IRS in February of 2005, the Company recorded a reversal of $5.7 million of excess income tax reserves during the second quarter of fiscal 2005. This reversal was accounted for as a discrete event and resulted in an income tax benefit of $5.7 million and an increase in diluted earnings per share of $0.24 for the three and six months ended March 31, 2005.
• The Company’s net working capital position (total current assets less total current liabilities) increased $11.5 million to $81.5 million during the six months ended March 31, 2006 and its current ratio was 5 to 1 as of that date. Cash and cash equivalents and marketable securities increased $9.8 million to $60.0 million during the period. The Company has no debt other than capital lease obligations.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
	2006 (1)		2005		(decrease)	2006 (1)		2005		(decrease)
Net sales	$34,380	100.0%	$29,312	100.0%	17.3%	$67,756	100.0%	$58,782	100.0%	15.3%
Cost of sales	14,894	43.3	11,328	38.7	31.5	28,904	42.7	22,487	38.3	28.5

Gross profit	19,486	56.7	17,984	61.3	8.4	38,852	57.3	36,295	61.7	7.0
Operating expenses:
Sales and marketing	6,802	19.8	6,411	21.9	6.1	13,553	20.0	12,854	21.9	5.4
Research and development	5,011	14.6	3,820	13.0	31.2	9,825	14.5	8,072	13.7	21.7
General and administrative	4,461	13.0	3,557	12.1	25.4	9,383	13.9	7,072	12.0	32.7

Total operating expenses	16,274	47.4	13,788	47.0	18.0	32,761	48.4	27,998	47.6	17.0

Operating income	3,212	9.3	4,196	14.3	(23.5)	6,091	8.9	8,297	14.1	(26.6)
Interest income and other, net	554	1.7	312	1.1	N/M *	886	1.4	502	0.9	N/M *

Income before income taxes	3,766	11.0	4,508	15.4	(16.5)	6,977	10.3	8,799	15.0	(20.7)
Income tax provision (benefit)	1,199	3.5	(4,291)	(14.6)	N/M *	2,227	3.3	(2,961)	(5.0)	N/M *

Net income	$2,567	7.5%	$8,799	30.0%	(70.8)%	$4,750	7.0%	$11,760	20.0%	(59.6)%

*	N/M means not meaningful

(1)	As a result of adopting FAS No. 123R as of October 1, 2005 on a modified prospective basis, stock-based compensation expense is included in the consolidated results of operations for the three and six months ended March 31, 2006 as follows (in thousands):

	Three months ended	Six months ended
	March 31, 2006	March 31, 2006
Cost of sales	$23	$43
Sales and marketing	193	319
Research and development	142	269
General and administrative	274	532

Totals	$632	$1,163

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)
NET SALES
Net sales for the three and six months ended March 31, 2006 were $34.4 million and $67.8 million compared to net sales of $29.3 million and $58.8 million for the three and six months ended March 31, 2005, or an increase of 17.3% and 15.3%, respectively. Net sales of the Company’s growth product lines, including product lines inherited through recent acquisitions, including device server, core modules and single board computers, terminal server, USB, chips and software, and cellular product lines increased $9.6 million and $18.7 million, or 56.2% and 56.6% in the three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005. Net sales attributable to the mature product lines, primarily multi-port serial adaptors and network interface cards, decreased $4.6 million and $9.8 million, or 37.7% and 38.0% for the three and six months ended March 31, 2006, compared to the same periods one year ago.
Fluctuation in foreign currency rates compared to the same periods one year ago had an unfavorable impact on net sales of $0.5 million and $1.0 million in the three and six month periods ended March 31, 2006.
GROSS PROFIT
Gross profit margin for the three and six months ended March 31, 2006 was 56.7% and 57.3% compared to 61.3% and 61.7% for the three and six months ended March 31, 2005. The decrease in gross profit margin was due primarily to fluctuations in customer and product mix and the impact of Rabbit product sales which carry a lower gross profit margin. These two factors had approximately equal impact on the decrease in gross profit margin.
OPERATING EXPENSES
Sales and marketing expenses for the three months ended March 31, 2006 were $6.8 million, or 19.8% of net sales, compared to $6.4 million, or 21.9% of net sales, for the three months ended March 31, 2005. Sales and marketing expenses for the six months ended March 31, 2006 were $13.6 million, or 20.0% of net sales, compared to $12.9 million, or 21.9% of net sales, for the six months ended March 31, 2005. The net increase in sales and marketing expenses is due to increased ongoing expenses as a result of the acquisitions of Rabbit and FS Forth in the third quarter of fiscal 2005 and stock-based compensation expense in fiscal 2006, partially offset by decreased variable sales and marketing expenses related to the Company’s mature business.
Research and development expenses for the three months ended March 31, 2006 were $5.0 million, or 14.6% of net sales, compared to $3.8 million, or 13.0% of net sales, for the three months ended March 31, 2005. Research and development expenses for the six months ended March 31, 2006 were $9.8 million, or 14.5% of net sales, compared to $8.1 million, or 13.7% of net sales, for the six months ended March 31, 2005. The net increase in research and development expenses is due to increased ongoing expenses as a result of the acquisitions made by the Company in the third quarter of fiscal 2005 and stock-based compensation expense in fiscal 2006, partially offset by decreased research and development expenses related to the Company’s mature business.
General and administrative expenses were $4.5 million, or 13.0% of net sales, for the three months ended March 31, 2006 compared to $3.6 million, or 12.1% of net sales, for the three months ended March 31,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (CONTINUED)
OPERATING EXPENSES (CONTINUED)
2005. General and administrative expenses were $9.4 million, or 13.9% of net sales, for the six months ended March 31, 2006 compared to $7.1 million, or 12.0% of net sales, for the six months ended March 31, 2005. The net increase in general and administrative expenses was due primarily to increased ongoing expenses as a result of the Rabbit and FS Forth acquisitions, increased professional services fees, increased intangibles amortization associated with the acquisitions made in the third quarter of fiscal 2005 and stock-based compensation in fiscal 2006.
INTEREST INCOME AND OTHER, NET
Interest income and other, net was $0.6 million for the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005. Interest income and other, net was $0.9 million for the six months ended March 31, 2006 compared to $0.5 million for the six months ended March 31, 2005. The Company realized interest income at higher average interest rates in fiscal 2006 compared to fiscal 2005. Other expense remained relatively flat between periods.
INCOME TAXES
Income taxes have been provided for at an effective rate of 31.9% for the six month period ended March 31, 2006 compared to an effective rate of (33.7%) for the six month period ended March 31, 2005. In February 2005, the Congressional Joint Committee on Taxation approved a settlement with the Internal Revenue Service on an audit of certain of the Company’s prior fiscal years income tax returns. The Company had established tax reserves in excess of the ultimate settled amounts. As a result, the Company reversed $5.7 million of excess income tax reserves during the second quarter of fiscal 2005. This reversal was accounted for as a discrete event and resulted in an income tax benefit during the second fiscal quarter of 2005 of $5.7 million. The estimated annual effective rate for the six month period ended March 31, 2005, adjusted for the $5.7 million discrete event, would have been 31.0%. The effective tax rates for both the first six months of fiscal 2006 and 2005 are lower than the U.S. statutory rate of 35.0% primarily due to the utilization of income tax credits and exclusion of extraterritorial income.
The effective tax rate, excluding the $5.7 million discrete event, is not a measure of financial performance under generally accepted accounting principles (GAAP). Management believes that excluding this one-time non-recurring item provides useful information to investors regarding the Company’s effective tax rate in comparison to the U.S. statutory rate. The reconciliation of this measure to the most directly comparable GAAP financial measure follows (in thousands except per common share amounts):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (CONTINUED)
INCOME TAXES (CONTINUED)

Six months ended
March 31, 2005
Income tax benefit as reported	$(2,961)
Impact of favorable tax settlement	$5,689

Income tax provision excluding favorable tax settlement	$2,728

Net income as reported	$11,760
Net income excluding favorable tax settlement	$6,071

Effective income tax rate on pretax income as reported	-33.7%
Effective income tax rate on pretax income excluding favorable tax settlement	31.0%

Net income per common share, basic, as reported	$0.53
Net income per common share, diluted, as reported	$0.50

Net income per common share, basic, excluding favorable tax settlement	$0.27
Net income per common share, diluted, excluding favorable tax settlement	$0.26
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations principally with funds generated from operations. At March 31, 2006, the Company had cash, cash equivalents and marketable securities of $60.0 million compared to $50.2 million at September 30, 2005. The Company’s working capital increased $11.5 million to $81.5 million at March 31, 2006 compared to $70.0 million at September 30, 2005.
Net cash provided by operating activities was $8.2 million for the three months ended March 31, 2006 compared to $4.4 million for the six months ended March 31, 2005. Due to the adoption of FAS No. 123R, the adjustment for tax benefits related to the exercise of stock options of $0.3 million is presented in the financing activities section of the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2006, compared to $2.0 million for the six months ended March 31, 2005 reflected in operating activities.
Income taxes payable increased $2.7 million to $6.0 million during the six months ended March 31, 2006 compared to income taxes payable of $5.3 million for the same period one year ago. A payment of $3.2 million to the IRS in November of 2004 was made as a part of the settlement agreement related to the review of prior fiscal years.
Net cash used in investing activities was $8.0 million during the six months ended March 31, 2006 compared to net cash used by investing activities of $10.2 million during the same period in the prior fiscal year. Net purchases of marketable securities were $7.1 million during the six months ended March 31, 2006 compared to net purchases of marketable securities of $5.5 million during the same period one year ago. Purchases of property, equipment, improvements and certain other intangible assets were $0.9 million and $0.3 million for the six months ended March 31, 2006 and 2005, respectively. On March 31, 2005, the Company paid $4.4 million for the April 1, 2005 acquisition of FS Forth.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
The Company anticipates total fiscal 2006 capital expenditures to approximate $1.9 million.
As of March 31, 2006, the Company had contingent purchase price obligations outstanding of $2.0 million related to the acquisition of FS Forth (see Note 5 to Condensed Consolidated Financial Statements).
The Company generated $3.1 million from financing activities during the six months ended March 31, 2006 compared to $5.5 million during the same period a year ago. The source of cash is primarily the result of proceeds from stock option and employee stock purchase plan transactions in both periods, and the reflection of cash provided by the adjustment for tax benefits related to the exercise of stock options as a financing activity in fiscal 2006. In addition, there were capital lease payments during 2006 of $0.3 million and no payments in 2005.
The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business operations.
The following summarizes the Company’s contractual obligations at March 31, 2006 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$5,873	$2,013	$2,244	$844	$772
Capital leases	1,639	560	839	240	—

Total contractual cash obligations	$7,512	$2,573	$3,083	$1,084	$772

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
For the six months ended March 31, 2006 and 2005, the Company had approximately $27.4 million and $24.4 million, respectively, of net sales to foreign customers including export sales, of which $10.8 million and $7.8 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.
The average monthly exchange rate for the Euro to the U.S. Dollar decreased approximately 8.6% from 1.3040 to 1.1922 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar decreased approximately 9.5% from .0095 to .0086 during the six months ended March 31, 2006, as compared to the same period one year ago. A 10.0% change from the first six months of fiscal 2006 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.6% increase or decrease in net sales and a 1.1% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.
CREDIT RISK
The Company has some exposure to credit risk related to its accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROLS
There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on the Company’s operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.
ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Stockholders held on January 18, 2006, the stockholders voted on the following:
a)	Proposal to elect two directors: Kenneth E. Millard and William N. Priesmeyer, for a three year-term. Mr. Millard was elected on a vote of 20,140,610 in favor and 196,649 shares withholding authority to vote. Mr. Priesmeyer was elected on a vote of 20,148,011 in favor and 189,248 shares withholding authority to vote.

b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2006. The proposal passed on a vote of 20,158,106 in favor, 74,425 against, 104,728 abstentions and no broker non-votes.
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company, as amended (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: May 8, 2006	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Chief Financial Officer (duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing
3(a)	Restated Certificate of Incorporation
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