Form 10-Q
period 2006-06-30
DIGI INTERNATIONAL INC
filed 2006-08-08
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
11001 Bren Road East
Minnetonka, Minnesota 55343
(Address of principal executive offices, including zip code)
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
Yes  ☐     No  ☑
On July 31, 2006, there were 24,837,672 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
		(in thousands, except per common share data)
Net sales	$35,860	$30,208	$103,616	$88,989
Cost of sales	15,222	12,003	44,126	34,489

Gross profit	20,638	18,205	59,490	54,500

Operating expenses:
Sales and marketing	7,277	6,446	20,830	19,300
Research and development	5,402	3,778	15,227	11,850
General and administrative	4,208	3,998	13,591	11,070
Acquired in-process research and development	—	300	—	300

Total operating expenses	16,887	14,522	49,648	42,520

Operating income	3,751	3,683	9,842	11,980

Interest income and other, net	575	306	1,461	809

Income before income taxes	4,326	3,989	11,303	12,789
Income tax provision (benefit)	978	1,505	3,205	(1,455)

Net income	$3,348	$2,484	$8,098	$14,244

Net income per common share:
Basic	$0.14	$0.11	$0.35	$0.64

Diluted	$0.14	$0.11	$0.34	$0.61

Weighted average common shares, basic	23,124	22,588	22,968	22,381

Weighted average common shares, diluted	23,904	23,296	23,695	23,420

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	September 30, 2005
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,422	$12,990
Marketable securities	51,442	37,184
Accounts receivable, net	19,232	16,897
Inventories	19,090	18,527
Other	5,419	5,115

Total current assets	109,605	90,713

Property, equipment and improvements, net	19,904	20,808
Identifiable intangible assets, net	21,152	26,342
Goodwill	38,612	38,675
Other	1,041	1,093

Total assets	$190,314	$177,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$406	$414
Accounts payable	5,235	6,272
Income taxes payable	6,944	3,306
Accrued expenses:
Compensation	4,223	5,308
Other	5,172	5,048
Deferred revenue	293	370

Total current liabilities	22,273	20,718

Capital lease obligations, net of current portion	817	1,181
Net deferred tax liabilities	255	2,195

Total liabilities	23,345	24,094

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 25,873,164 and 25,456,755 shares issued	259	255
Additional paid-in capital	141,649	136,513
Retained earnings	43,994	35,896
Accumulated other comprehensive income	396	639
Treasury stock, at cost, 2,732,834 and 2,794,562 shares	(19,329)	(19,766)

Total stockholders’ equity	166,969	153,537

Total liabilities and stockholders’ equity	$190,314	$177,631

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2006	2005
	(in thousands)
Operating activities:
Net income	$8,098	$14,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,949	1,710
Amortization of identifiable intangible assets and other assets	5,744	4,667
Acquired in-process research and development	—	300
Deferred income taxes	(1,987)	(3,602)
Tax benefit related to the exercise of stock options	—	2,045
Stock-based compensation	1,742	—
Other	(436)	(479)
Changes in operating assets and liabilities:
Accounts receivable	(696)	(1,949)
Inventories	(1,068)	169
Other assets	(293)	(709)
Accounts payable and accrued expenses	(2,838)	(1,879)
Income taxes payable	3,636	(3,276)

Net cash provided by operating activities	13,851	11,241

Investing activities:
(Purchase) settlement of held-to-maturity marketable securities, net	(14,258)	19,836
Purchase of property, equipment, improvements and certain other identifiable intangible assets	(1,055)	(772)
Acquisitions, net of cash acquired	—	(53,665)

Net cash used in investing activities	(15,313)	(34,601)

Financing activities:
Borrowing from short-term loans, net of payments	—	5,000
Payments on line of credit	—	(1,250)
Payments on capital lease obligations	(372)	(38)
Proceeds from exercise of stock options	2,931	5,415
Tax benefit related to the exercise of stock options	485	—
Proceeds from employee stock purchase plan transactions	555	576

Net cash provided by financing activities	3,599	9,703

Effect of exchange rate changes on cash and cash equivalents	(705)	474

Net increase (decrease) in cash and cash equivalents	1,432	(13,183)
Cash and cash equivalents, beginning of period	12,990	19,528

Cash and cash equivalents, end of period	$14,422	$6,345

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
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments (except for the reversal of certain income tax reserves described in Note 8) necessary for a fair statement of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year.
Recently Issued Accounting Pronouncements
In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its consolidated financial statements.
2. COMPREHENSIVE INCOME
For the Company, comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income within stockholders’ equity.
Comprehensive income was as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$3,348	$2,484	$8,098	$14,244
Foreign currency translation gain (loss), net of income tax	85	(496)	(243)	384

Comprehensive income	$3,433	$1,988	$7,855	$14,628

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$3,348	$2,484	$8,098	$14,244

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	23,124	22,588	22,968	22,381

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	780	708	727	1,039

Denominator for diluted net income per common share — adjusted weighted average shares	23,904	23,296	23,695	23,420

Net income per common share, basic	$0.14	$0.11	$0.35	$0.64

Net income per common share, diluted	$0.14	$0.11	$0.34	$0.61

Potentially dilutive shares related to stock options to purchase 1,084,850 and 1,324,850 common shares for the three and nine month periods ended June 30, 2006, respectively, and 990,800 and 615,650 common shares for the three and nine month periods ended June 30, 2005, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
4. STOCK-BASED COMPENSATION
Stock-based awards are granted under the terms of the Company’s Stock Option Plan (the Stock Option Plan), Non-Officer Stock Option Plan (the Non-Officer Plan) and the 2000 Omnibus Stock Plan (the Omnibus Plan) (collectively, the Plans). The Plans provide for the issuance of stock-based incentives, including incentive stock options (ISOs) and nonstatutory stock options (NSOs), to employees and others who provide services to the Company, including consultants, advisers and directors. Options granted under the Plans generally vest over a four year service period and will expire if unexercised after ten years from the date of grant.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
The exercise price for ISOs and non-employee director options granted under the Stock Option Plan or the Omnibus Plan is set at the fair market value of the Company’s common stock based on the closing price on the date of grant. The exercise price for nonstatutory options granted under the Plans is set by the Compensation Committee of the Board of Directors. While the Plans expressly permit grants at less than fair market value, the Company’s practice is to only award grants at fair market value. The authority to grant options under the Plans and set other terms and conditions rests with the Compensation Committee. The Stock Option Plan and Non-Officer Plan terminate in 2006 and the Omnibus Plan terminates in 2010.
Additionally, the Company has outstanding stock options for shares of the Company’s stock under various plans assumed in connection with its prior acquisition of NetSilicon, Inc. (the Assumed Plans). Additional awards cannot be made by the Company under the Assumed Plans.
Also, the Company sponsors an Employee Stock Purchase Plan covering all domestic employees with at least 90 days of service. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period.
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
Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), as amended by FASB Staff Position No. FAS 123(R)-4 (FSP FAS 123(R)-4), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the nonvested portion of awards granted prior to October 1, 2005. Compensation expense recorded during the three and nine month periods ended June 30, 2006 includes approximately $0.2 million and $0.5 million, respectively, related to awards issued subsequent to September 30, 2005. In addition, compensation expense recorded during the three and nine month periods ended June 30, 2006 includes approximately $0.3 million and $1.2 million, respectively, related to the current vesting portion of awards issued prior to September 30, 2005.
The impact of adopting FAS No. 123R for the Company’s three and nine month period ended June 30, 2006 was an increase in compensation expense of $0.5 million ($0.3 million after tax) and $1.7 million ($1.1 million after tax), respectively, and a reduction of $0.02 and $0.05, respectively, for both basic and diluted earnings per share. The adoption of FAS No. 123R, effective October 1, 2005, is expected to incrementally increase pre-tax compensation expense by approximately $2.3 million during fiscal 2006.
FAS No. 123R also requires that the windfall tax benefit resulting from the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows. In periods prior to October 1, 2005, such amounts were presented as a component of cash flows from operating activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
A summary of option activity under the Plans as of June 30, 2006 and changes during the nine months then ended is presented below (in thousands, except per common share amounts):

			Weighted Average	Weighted Average	Aggregate
	Available	Options	Exercise Price per	Contractual Term	Intrinsic
	for Grant	Outstanding	Common Share	(in years)	Value
Balances, September 30, 2005	950	4,511	$9.98

Granted	(468)	468	12.33
Exercised	—	(417)	7.04
Forfeited	92	(92)	10.15
Expired	25	(25)	22.73

Balances, June 30, 2006	599	4,445	$10.43	5.55	$13,899

Exercisable at June 30, 2006		3,420	$9.96	4.56	$12,771

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the nine month period was $1.9 million. The weighted average fair value of options granted during the nine months ended June 30, 2006 was $5.79. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Risk free interest rate	4.28% - 4.97%
Expected option holding period	3 - 5 years
Expected volatility	50% - 60%
Weighted average volatility	55%
Expected dividend yield	0
The fair value of each option award granted during the periods presented was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the table above. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model; separate groups of grantees that have similar historical exercise behaviors are considered separately for valuation purposes. The expected term of options granted is derived from the vesting period and historical information and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is the zero-coupon U.S. Treasury bond rate in effect at the time of the grant whose maturity equals the expected term of the option.
A summary of the Company’s nonvested options as of June 30, 2006 and changes during the nine months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2005	967	$4.81

Granted	468	5.79
Vested	(318)	4.08
Forfeited	(92)	5.55

Nonvested at June 30, 2006	1,025	$5.42

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
The Company used historical data to estimate pre-vesting forfeiture rates. As of June 30, 2006 the total unrecognized compensation cost related to nonvested stock-based compensation arrangements net of expected forfeitures was $5.3 million and the related weighted average period over which it is expected to be recognized is approximately 2.8 years.
The Company’s pro forma net income and pro forma earnings per share for the three months and nine months ended June 30, 2005, which include pro forma net income and earning per share amounts as if the fair-value-based method of accounting had been used, are as follows (in thousands, except per common share amounts):

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
Net income as reported	$2,484	$14,244
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	—	37
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(311)	(1,044)

Pro forma net income	$2,173	$13,237

Net income per common share:
Basic — as reported	$0.11	$0.64
Basic — pro forma	$0.10	$0.59

Diluted — as reported	$0.11	$0.61
Diluted — pro forma	$0.09	$0.57
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
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Rabbit had occurred as of October 1, 2004. Pro forma adjustments primarily include amortization of identifiable intangible assets and the $0.3 million charge related to acquired in-process research and development associated with the Rabbit acquisition. Had the Company acquired Rabbit as of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. ACQUISITIONS (CONTINUED)
October 1, 2004, net sales, net income and net income per share would have changed to the pro forma amounts below (in thousands, except per common share amounts):

	Three months ended June 30, 2005		Nine months ended June 30, 2005
	Pro forma	As Reported	Pro forma	As Reported
Net sales	$34,227	$30,208	$107,160	$88,989
Net income	$1,015	$2,484	$11,803	$14,244
Net income per common share, basic	$0.04	$0.11	$0.53	$0.64
Net income per common share, diluted	$0.04	$0.11	$0.50	$0.61
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
The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $2.4 million. The Company believes that the FS Forth acquisition resulted in the recognition of goodwill primarily because of the anticipated extension of its commercial grade device networking module business. At the time of the acquisition, FS Forth had modules that immediately added value to the Company’s broader module product line. During the first quarter of fiscal 2006, goodwill attributable to the FS Forth acquisition was reduced by a purchase price adjustment of $0.1 million as the result of a change in certain tax liabilities, as defined in the purchase agreement.
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
6. INVENTORIES
Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method. Inventories consisted of the following (in thousands):

	June 30,	September 30,
	2006	2005
Raw materials	$14,406	$15,074
Work in process	1,051	569
Finished goods	3,633	2,884

	$19,090	$18,527

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortized identifiable intangible assets were comprised of the following (in thousands):

	June 30, 2006			September 30, 2005
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net

Purchased and core technology	$41,114	$(30,159)	$10,955	$41,086	$(26,517)	$14,569
License agreements	2,440	(1,790)	650	2,440	(1,490)	950
Patents and trademarks	5,911	(2,597)	3,314	5,691	(1,956)	3,735
Customer maintenance contracts	700	(306)	394	700	(254)	446
Customer relationships	7,854	(2,015)	5,839	7,803	(1,161)	6,642

Total	$58,019	$(36,867)	$21,152	$57,720	$(31,378)	$26,342

Amortization expense was $1.9 million and $1.4 million for the three months ended June 30, 2006 and 2005, respectively, and $5.5 million and $4.2 million for the nine months ended June 30, 2006 and 2005, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2006 and the five succeeding fiscal years is as follows (in thousands):

2006 (three months)	$1,780
2007	5,870
2008	4,021
2009	2,741
2010	2,605
2011	2,268
The changes in the carrying amount of goodwill were as follows (in thousands):

	Nine months ended June 30,
	2006	2005
Beginning balance, October 1	$38,675	$5,816
Acquisition of Rabbit	—	32,517
Acquisition of FS Forth	—	2,365
Purchase price adjustment — FS Forth	(147)	—
Foreign currency translation adjustment	84	(156)

Ending balance, June 30	$38,612	$40,542

The purchase price of FS Forth, acquired in fiscal year 2005, was reduced as a result of a change in certain tax liabilities, as defined in the purchase agreement. Contingent consideration of up to $2.0 million may be payable to FS Forth based upon the achievement of certain future milestones (see Note 5).
8. INCOME TAXES
In the third quarter of fiscal 2006, the Company received tax refunds of $0.3 million related to final determination of prior year uncertainties and recorded other tax benefits primarily relating to a prior period research and development credit totaling $0.3 million. These items aggregating $0.6 million are accounted for as a discrete event in the third quarter of fiscal 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
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

	Three months ended June 30,
	Balance at	Warranties	Settlements	Balance at
	March 31	issued	made	June 30
2006	$1,050	$160	$(128)	$1,082
2005	$900	$274	$(126)	$1,048

	Nine months ended June 30,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued	made	June 30
2006	$1,187	$268 (1)	$(373)	$1,082
2005	$855	$610	$(417)	$1,048

(1)	Warranties issued includes a decrease in estimate adjustment of $117,000 in the first quarter of fiscal 2006.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. SHORT-TERM LOAN
On May 20, 2005, the Company entered into a short-term loan agreement with Wells Fargo in the amount of $21.0 million. This short-term loan was used to finance the Rabbit acquisition. Interest was based on the daily LIBOR rate plus 0.35%. The Company repaid $16.0 million as of June 30, 2005. The remaining $5.0 million was paid in full on July 15, 2005.
At the time the Company acquired Rabbit (see Note 5), Rabbit maintained a $5.0 million revolving line of credit with an outstanding balance of $1.3 million. In June 2005, the Company repaid all but $25,000 of this line of credit which was classified as a current short-term loan.
11. SEGMENT INFORMATION
Prior to the first quarter of fiscal 2006 the Company operated in two reportable segments. Effective October 1, 2005, the Company changed its organizational structure to functional reporting to eliminate redundancies in management and infrastructure. In addition, certain intellectual property that was previously utilized primarily in products that comprised the Device Networking Solutions segment has now been integrated throughout the Company’s products in order to provide more functionality and allow for ease of migration to next generation technologies for the Company’s customers. As a result of these changes in organizational structure and use of the Company’s product technology, the Chief Executive Officer, as the chief operating decision maker, now reviews and assesses financial information, operating results, and performance of the Company’s business in the aggregate. Accordingly, the Company has a single operating and reporting segment effective October 1, 2005 and has restated the previous periods ended June 30, 2005 to conform to the single reportable segment.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. LEGAL PROCEEDINGS (CONTINUED)
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
As of June 30, 2006, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
On April 13, 2004, the Company filed a lawsuit against Lantronix Inc. (Lantronix) alleging that certain of Lantronix’s products infringe the Company’s U.S. Patent No. 6,446,192. The Company filed the lawsuit in the U.S. District Court in Minnesota. The lawsuit sought both monetary and non-monetary relief. On May 3, 2004, Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,571,305, in the U.S. District Court for the Central District of California. The lawsuit sought both monetary and non-monetary relief. On February 7, 2005 Lantronix and Acticon Technologies LLC filed a lawsuit against the Company alleging that certain of the Company’s products infringe U.S. Patent No. 4,972,470. The lawsuit was filed in the U.S. District Court for the Eastern District of Texas. The lawsuit sought both monetary and non-monetary relief. On May 12, 2005 Lantronix filed a lawsuit against the Company alleging that certain of the Company’s products infringe Lantronix’s U.S. Patent No. 6,881,096. The lawsuit was filed in the U.S. District Court for the Eastern District of Texas. The lawsuit sought both monetary and non-monetary relief. On May 2, 2006, Lantronix and the Company settled all pending infringement litigations between the companies. Under and subject to the terms of the agreement, the companies have cross-licensed each others’ patents, and each company will have the benefit and protection afforded by all of each others’ current and future patents for a period of six years.
In the normal course of business, the Company is subject to various claims and litigation, including patent infringement and intellectual property claims. Management of the Company expects that these various claims and litigation will not have a material adverse effect on the consolidated results of operations or financial condition of the Company.
13. SUBSEQUENT EVENTS
On July 27, 2006, the Company acquired MaxStream, Inc., a privately held corporation for a purchase price of approximately $38.5 million in cash and stock, with $19.25 million paid in cash and 1,650,919 shares paid in the Company’s stock. The transaction is being accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the estimated fair value of the assets acquired and the liabilities assumed. On July 26, 2006, the Company entered into a short-term loan agreement with Wells Fargo in the amount of $5.0 million to finance this acquisition. Interest is based on the daily LIBOR rate plus 0.35% (5.70% at July 31, 2006). Per the terms of the agreement, payment of the outstanding balance is due October 31, 2006; however, the Company has the option to prepay without penalty. The Company intends to repay the loan before the end of the fourth quarter of fiscal 2006.

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
During the third quarter of fiscal 2006, the Company made good progress with new product releases and telecommunications carrier certifications, and is continuing its growth from cellular products, ConnectPort Display, and acquired product lines. The Company has maturing products, including its network interface cards and multi-port serial adapters, which are expected to decline in future periods. Net sales of network interface cards decreased from 9.8% of total net sales for the three months ended June 30, 2005, to 1.8% of total net sales for the three months ended June 30, 2006. Net sales from network interface cards are expected to decline to approximately 1% or less of total quarterly net sales beginning with the fourth quarter of fiscal 2006. Multi-port serial adapters’ net sales are anticipated to continue a general trend of flattening to slow decline over future quarters.
For the three and nine months ended June 30, 2006:
•  Net sales of $35.9 million, for the three months ended June 30, 2006, represented an increase of $5.7 million, or 18.7%, compared to net sales of $30.2 million for the three months ended June 30, 2005. Net sales of $103.6 million, for the nine months ended June 30, 2006, represented an increase of $14.6 million, or 16.4%, compared to net sales of $89.0 million for the nine months ended June 30, 2005.
•  Gross profit margin decreased to 57.6% compared to 60.3% for the three months ended June 30, 2006 and 2005, respectively. Gross profit margin decreased to 57.4% compared to 61.2% for the nine months ended June 30, 2006 and 2005, respectively.
•  Total operating expenses for the three months ended June 30, 2006 were $16.9 million compared to $14.5 million for the three months ended June 30, 2005, an increase of $2.4 million. Total operating expenses for the nine months ended June 30, 2006 were $49.7 million compared to $42.5 million for the nine months ended June 30, 2005, an increase of $7.2 million. As a result of adopting FAS No. 123R, stock-based compensation of $0.6 million and $1.7 million was recorded in operating expenses for the three and nine months ended June 30, 2006. Because FAS No. 123R was adopted prospectively, there were no charges for stock-based compensation for the three and nine months ended June 30, 2005.
•  Net income increased $0.8 million to $3.3 million, or $0.14 per diluted share, for the three months ended June 30, 2006, compared to $2.5 million, or $0.11 per diluted share, for the three months ended June 30, 2005. Net income decreased $6.1 million to $8.1 million, or $0.34 per diluted share, for the nine months ended June 30, 2006, compared to $14.2 million, or $0.61 per diluted share, for the nine months ended June 30, 2005. Stock-based compensation expense reduced earnings per diluted share by $0.02 and $0.05 for the three and nine months ended June 30, 2006, respectively. As a result of a settlement with the IRS in February of 2005, the Company recorded a reversal of $5.7 million of excess income tax reserves during the second quarter of fiscal 2005. This reversal was accounted for as a discrete event and resulted

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
in an income tax benefit of $5.7 million and an increase in diluted earnings per share of $0.24 for the nine months ended June 30, 2005.
•  The Company’s net working capital position (total current assets less total current liabilities) increased $17.3 million to $87.3 million during the nine months ended June 30, 2006 and its current ratio was 4.9 to 1 as of that date. Cash and cash equivalents and marketable securities increased $15.7 million to $65.9 million during the period. At June 30, 2006, the Company had no debt other than capital lease obligations.
•  FS Forth and Rabbit were acquired on April 1, 2005 and May 26, 2005, respectively for a combined purchase price of $53.7 million (before cash acquired of $0.4 million). For further information on these acquisitions, see Note 5, “Acquisitions” in the accompanying notes to the consolidated financial statements.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed in dollars and as a percentage of net sales for the periods indicated (dollars in thousands):

	Three months ended June 30,				Nine months ended June 30,
	2006 (1)		2005		2006 (1)		2005
Net sales	$35,860	100.0%	$30,208	100.0%	$103,616	100.0%	$88,989	100.0%
Cost of sales	15,222	42.4	12,003	39.7	44,126	42.6	34,489	38.8

Gross profit	20,638	57.6	18,205	60.3	59,490	57.4	54,500	61.2
Operating expenses:
Sales and marketing	7,277	20.3	6,446	21.3	20,830	20.1	19,300	21.6
Research and development	5,402	15.1	3,778	12.5	15,227	14.7	11,850	13.3
General and administrative	4,208	11.7	3,998	13.3	13,591	13.1	11,070	12.5
Acquired in-process research and development	—	0.0	300	1.0	—	0.0	300	0.3

Total operating expenses	16,887	47.1	14,522	48.1	49,648	47.9	42,520	47.7

Operating income	3,751	10.5	3,683	12.2	9,842	9.5	11,980	13.5
Interest income and other, net	575	1.6	306	1.0	1,461	1.4	809	0.9

Income before income taxes	4,326	12.1	3,989	13.2	11,303	10.9	12,789	14.4
Income tax provision (benefit)	978	2.8	1,505	5.0	3,205	3.1	(1,455)	(1.6)

Net income	$3,348	9.3%	$2,484	8.2%	$8,098	7.8%	$14,244	16.0%

(1)	As a result of adopting FAS No. 123R as of October 1, 2005 on a modified prospective basis, stock-based compensation expense (pre-tax) is included in the consolidated results of operations for the three and nine months ended June 30, 2006 as follows (in thousands):

	Three months ended	Nine months ended
	June 30, 2006	June 30, 2006
Cost of sales	$22	$65
Sales and marketing	185	504
Research and development	132	401
General and administrative	240	772

Totals	$579	$1,742

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES
Net sales for the three and nine months ended June 30, 2006 were $35.9 million and $103.6 million compared to net sales of $30.2 million and $89.0 million for the three and nine months ended June 30, 2005, or an increase of 18.7% and 16.4%, respectively.
Net sales of the Company’s device server, core modules and single board computers, terminal server, USB, chips and software, and cellular product lines increased $8.8 million and $27.5 million, or 45.1% and 52.4%, in the three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005. Net sales attributable to the asynchronous, synchronous, remote access server (RAS), and integrated services digital network (ISDN) products decreased $3.1 million and $12.9 million, or 28.6% and 35.2% for the three and nine months ended June 30, 2006, compared to the same periods one year ago. Network interface cards made up 1.8% and 3.1% of total net sales for the three and nine months ended June 30, 2006 compared to 9.8% and 13.0% for the three and nine months ended June 30, 2005. Net sales from network interface cards are expected to decline to approximately 1% or less of total quarterly net sales beginning with the fourth quarter of fiscal 2006. Multi-port serial adapters’ net sales are anticipated to continue a general trend of flattening to slow decline over future quarters.
Fluctuation in foreign currency rates, included in the product line net sales above, compared to the same periods one year ago had a favorable impact on net sales of $0.1 million in the three month period ended June 30, 2006 and an unfavorable impact on net sales of $0.9 million in the nine month period ended June 30, 2006.
GROSS PROFIT
Gross profit margin for the three and nine months ended June 30, 2006 was 57.6% and 57.4% compared to 60.3% and 61.2% for the three and nine months ended June 30, 2005. The decrease in gross profit margin was due primarily to fluctuations in customer and product mix of 1.1% and 1.7%, the impact of Rabbit product sales which carry a lower gross profit margin of 1.1% and 1.7%, and higher manufacturing expenses of 0.5% and 0.4%.
We expect that our gross profit margin will be approximately 55% to 60% over the next several years. Since we have certain mature products with higher gross margins that are declining in sales volume, and new products, such as our embedded modules that currently carry lower gross profit margins and are increasing in sales volume, we anticipate that our gross profit margin will be slightly less than our historical gross profit margin as a result of the product mix change and the position within their respective product life cycles.
OPERATING EXPENSES
Sales and marketing expenses for the three months ended June 30, 2006 were $7.3 million, or 20.3% of net sales, compared to $6.4 million, or 21.3% of net sales, for the three months ended June 30, 2005. The net increase of sales and marketing expense for the three months ended June 30, 2006 compared to 2005 is primarily due to $0.5 million in increased ongoing expenses as a result of the Rabbit acquisition in the third quarter of 2005 and $0.2 million in stock-based compensation expense. Sales and marketing expenses for the nine months ended June 30, 2006 were $20.9 million, or 20.1% of net sales, compared to $19.3 million, or 21.6% of net sales, for the nine months ended June 30, 2005. The net increase in sales and marketing expenses for the nine months ended June 30, 2006 compared to 2005 is primarily due to an increase of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
$2.4 million in ongoing expenses as a result of the acquisitions of Rabbit and FS Forth in the third quarter of fiscal 2005 and stock-based compensation expense of $0.5 million in fiscal 2006, partially offset by a decrease of $1.2 million in sales and marketing compensation related expenses.
Research and development expenses for the three months ended June 30, 2006 were $5.4 million, or 15.1% of net sales, compared to $3.8 million, or 12.5% of net sales, for the three months ended June 30, 2005. The net increase in research and development expenses for the three months ended June 30, 2006 over 2005 is primarily due to $0.8 million of increased ongoing expenses related to the Rabbit acquisition, $0.1 million in stock-based compensation in the third quarter of 2006, and a net increase of $0.5 million in variable compensation related expenses. Research and development expenses for the nine months ended June 30, 2006 were $15.2 million, or 14.7% of net sales, compared to $11.9 million, or 13.3% of net sales, for the nine months ended June 30, 2005. The net increase in research and development expenses is primarily due to $3.7 million of increased ongoing expenses as a result of the acquisitions made by the Company in the third quarter of fiscal 2005 and $0.4 million of stock-based compensation expense in fiscal 2006. The Company realized savings of $1.0 million in research and development expenses compared to the same quarter of the prior year primarily related to the network interface card products and certain chip development projects.
General and administrative expenses were $4.2 million, or 11.7% of net sales, for the three months ended June 30, 2006 compared to $4.0 million, or 13.3% of net sales, for the three months ended June 30, 2005. The net increase in general and administrative expense for the three months ended June 30, 2006 compared to 2005 is primarily due to $0.4 million related to the additional ongoing expenses of the Rabbit acquisition in 2005, $0.2 million in stock-based compensation expense in 2006 offset by a $0.3 million reduction in professional fees. General and administrative expenses were $13.6 million, or 13.1% of net sales, for the nine months ended June 30, 2006 compared to $11.1 million, or 12.5% of net sales, for the nine months ended June 30, 2005. The net increase in general and administrative expenses was due primarily to $0.8 million in increased ongoing expenses as a result of the Rabbit and FS Forth acquisitions in 2005, $0.8 million of stock-based compensation in fiscal 2006 and a $0.7 million increase in professional fees. Intangibles amortization associated with acquisitions resulted in a net increase of $1.1 million. This was offset by decreases of $0.4 million of compensation related expenses and $0.5 million of various other general and administrative expenses.
INTEREST INCOME AND OTHER, NET
Interest income and other, net was $0.6 million for the three months ended June 30, 2006 compared to $0.3 million for the three months ended June 30, 2005. The Company realized interest income on marketable securities and cash equivalents of $0.7 million and $0.5 million for the three months ended June 30, 2006, and 2005, respectively. This increase in interest income is primarily due to the increase in the average interest rates of 4.6% for the three months ended June 30, 2006 from 2.7% for the three months ended June 30, 2005. The average invested balance for the three months ended June 30, 2006 and 2005 was $61.3 million and $60.8 million, respectively.
Interest income and other, net was $1.5 million for the nine months ended June 30, 2006 compared to $0.8 million for the nine months ended June 30, 2005. The Company realized interest income at higher average interest rates of 4.1% for the nine months ended June 30, 2006 from 2.3% for the nine months ended June 30, 2005. In the fiscal 2006 period, the average cash and marketable securities balances decreased to

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INTEREST INCOME AND OTHER, NET (CONTINUED)
$53.3 million compared to the fiscal 2005 period which was $72.7 million. Other expense remained relatively flat between periods.
INCOME TAXES
Income taxes have been provided for at an effective rate of 22.6% and 28.4% for the three and nine month periods ended June 30, 2006, respectively, compared to an effective rate of 37.7% and (11.4%) for the three and nine month periods ended June 30, 2005, respectively. In the third quarter of fiscal 2006, the Company received tax refunds of $0.3 million related to final determination of prior year uncertainties and recorded other tax benefits primarily relating to a prior period research and development credit totaling $0.3 million. These items aggregating $0.6 million are accounted for as a discrete event in the third quarter of fiscal 2006.
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
The effective tax rate of 33.1%, excluding the $5.7 million discrete event, is not a measure of financial performance under generally accepted accounting principles (GAAP). Management believes that excluding this one-time non-recurring item provides useful information to investors regarding the Company’s effective tax rate in comparison to the U.S. statutory rate. The reconciliation of this measure to the most directly comparable GAAP financial measure follows (in thousands except per common share amounts):

Nine months ended
June 30, 2005
Income tax benefit as reported	$(1,455)
Impact of favorable tax settlement	$5,689

Income tax provision excluding favorable tax settlement	$4,234

Net income as reported	$14,244
Net income excluding favorable tax settlement	$8,555

Effective income tax rate on pretax income as reported	-11.4%
Effective income tax rate on pretax income excluding favorable tax settlement	33.1%

Net income per common share, basic, as reported	$0.64
Net income per common share, diluted, as reported	$0.61

Net income per common share, basic, excluding favorable tax settlement	$0.38
Net income per common share, diluted, excluding favorable tax settlement	$0.37
The effective tax rates for both the first nine months of fiscal 2006 and 2005, adjusted for the $5.7 million discrete event, are lower than the U.S. statutory rate of 35.0% primarily due to the utilization of income tax credits and exclusion of extraterritorial income. The effective tax rate for the first nine months of fiscal 2006 is lower than the effective tax rate for the first nine months of fiscal 2005, adjusted for the discrete event, due to tax refunds related to final determination of prior year uncertainties and other tax benefits totaling $0.6 million which were accounted for as a discrete event in the third quarter of fiscal 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations principally with funds generated from operations. At June 30, 2006, the Company had cash, cash equivalents and marketable securities totaling $65.9 million compared to $50.2 million at September 30, 2005. The Company’s working capital increased $17.3 million to $87.3 million at June 30, 2006 compared to $70.0 million at September 30, 2005.
Net cash provided by operating activities was $13.8 million for the nine months ended June 30, 2006 compared to $11.2 million for the nine months ended June 30, 2005. The increase in net cash provided by operating activities of $2.6 million between comparable nine month periods ended June 30, 2006 and 2005 is primarily the result of a payment of $3.2 million to the IRS in November of 2004 as part of the settlement agreement related to the review of prior fiscal years.
Net cash used in investing activities was $15.3 million during the nine months ended June 30, 2006 compared to net cash used by investing activities of $34.6 million during the same period in the prior fiscal year. Net purchases of marketable securities were $14.3 million during the nine months ended June 30, 2006 compared to net settlements of marketable securities of $19.8 million during the same period one year ago. Purchases of property, equipment, improvements and certain other intangible assets were $1.0 million and $0.8 million for the nine months ended June 30, 2006 and 2005, respectively. During the nine months ended June 30, 2005, the Company paid $48.9 million for the acquisition of Rabbit and $4.8 million for the acquisition of FS Forth.
The Company anticipates total fiscal 2006 capital expenditures to approximate $1.9 million.
The Company generated $3.6 million from financing activities during the nine months ended June 30, 2006 compared to $9.7 million during the same period a year ago. The source of cash is primarily the result of proceeds from stock option and employee stock purchase plan transactions in both periods, and the reflection of cash provided by the adjustment for tax benefits related to the exercise of stock options as a financing activity in fiscal 2006. In addition, there were capital lease payments during 2006 of $0.4 million and an insignificant amount of payments in 2005. During the third quarter of fiscal 2005, the Company entered into a $21.0 million short-term loan of which $16.0 million was repaid during the same quarter resulting in net borrowings of $5.0 million in the nine months ended June 20, 2005 (see Note 10 to the Company’s Condensed Consolidated Financial Statements). The Company determined that it was more economical to borrow funds to finance the Rabbit acquisition than to liquidate marketable securities prior to their scheduled maturities. The Company acquired $1.3 million of revolving line of credit debt as part of the Rabbit acquisition of which $25,000 was outstanding at June 30, 2005 (see Note 10 to the Company’s Condensed Consolidated Financial Statements).
On July 26, 2006, the Company entered into a short-term loan agreement in the amount of $5.0 million to finance the July 27, 2006 acquisition of MaxStream, Inc. For further information see Note 13, “Subsequent Events” in the accompanying notes to the consolidated financial statements.
The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund current and future business operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
As of June 30, 2006, the Company had contingent purchase price obligations outstanding of $2.0 million related to the acquisition of FS Forth (see Note 5 to the Company’s Condensed Consolidated Financial Statements).
The following summarizes the Company’s contractual obligations at June 30, 2006 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$6,505	$2,151	$2,178	$1,085	$1,091
Capital leases	1,494	526	808	160	—

Total contractual cash obligations	$7,999	$2,677	$2,986	$1,245	$1,091

The lease obligations summarized above relate to various operating lease agreements for office space and equipment. The capital leases summarized above are for manufacturing equipment at Rabbit. The table above excludes up to $2.0 million of additional contingent purchase price payments related to the FS Forth acquisition (see Note 5 to the Company’s Condensed Consolidated Financial Statements).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.
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
For the nine months ended June 30, 2006 and 2005, the Company had approximately $41.0 million and $38.9 million, respectively, of net sales to foreign customers including export sales, of which $16.6 million and $13.3 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.
During the nine months ended June 30, 2006, the average monthly exchange rate for the Euro to the U.S. Dollar decreased approximately 0.7% from 1.2896 to 1.2809 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar decreased approximately 1.8% from .0094 to .0092 for the comparable nine month period ended June 30, 2005. A 10.0% change from the first nine months of fiscal 2006 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.6% increase or decrease in net sales and a 1.1% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on the Company’s operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit No.		Description

2	(a)	Purchase and Assignment Contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (1)

2	(b)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request) (2)

2	(c)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

3	(a)	Restated Certificate of Incorporation of the Company, as amended (4)

3	(b)	Amended and Restated By-Laws of the Company, as amended (5)

PART II. OTHER INFORMATION (CONTINUED)
ITEM 6. EXHIBITS (CONTINUED)

Exhibit No.		Description

4	(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (6)

4	(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (7)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

(1)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2006 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated July 27, 2006 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(5)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(6)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(7)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date: August 8, 2006	By:	/s/ Subramanian Krishnan

Subramanian Krishnan
Chief Financial Officer
(duly authorized officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing
2(a)	Purchase and Assignment Contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File No. 0-17972))	Incorporated by Reference

2(b)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File No. 0-17972))	Incorporated by Reference

2(c)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated July 27, 2006 (File No. 0-17972))	Incorporated by Reference

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Document Description	Form of Filing
4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically