Form 10-K
period 2006-09-30
DIGI INTERNATIONAL INC
filed 2006-12-06
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2006
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
(952) 912-3444

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $268,876,777, based on a closing price of $11.67 per common share as reported on the NASDAQ Global Select Market (formerly the NASDAQ National Market).
Shares of common stock outstanding as of November 24, 2006: 25,085,451

INDEX
DOCUMENTS INCORPORATED BY REFERENCE
The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in the Registrant’s Annual Report to Stockholders for the year ended September 30, 2006 and Proxy Statement for the Registrant’s Annual Meeting of Stockholders scheduled for January 22, 2007, a definitive copy of which will be filed on or about December 6, 2006. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

	ITEM IN FORM 10-K	PAGE/REFERENCE
PART I.

ITEM 1.	Business	4

ITEM 1A.	Risk Factors	11

ITEM 1B.	Unresolved Staff Comments	17

ITEM 2.	Properties	18

ITEM 3.	Legal Proceedings	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

ITEM 6.	Selected Financial Data	21

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	37

ITEM 8.	Financial Statements and Supplementary Data	38

ITEM 9.	Changes in and Disagreements with Accountants On Accounting and Financial Disclosure	69

ITEM 9A.	Controls and Procedures	69

ITEM 9B.	Other Information	69
Stock Option Plan
Employment Agreement with Joseph T. Dunsmore
Employee Stock Purchase Plan
2000 Omnibus Stock Plan
Non-Officer Stock option Plan, as Amended and Restated
Agreement
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Powers of Attorney
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification

	ITEM IN FORM 10-K	PAGE/REFERENCE
PART III.

ITEM 10.	Directors of the Registrant	Election of Directors, Proxy Statement

	Executive Officers of the Registrant	70

	Compliance with Section 16(a) of the Exchange Act	Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement

	Code of Ethics	71

ITEM 11.	Executive Compensation	Executive Compensation; Election of Directors — Director Compensation; Summary Compensation Table; Option Grants in Last Fiscal Year; Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values; Employment Contracts; Severance, Termination of Employment and Change-in-Control Arrangements; Performance Evaluation, Proxy Statement

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Principal Stockholders and Management; Equity Compensation Plan Information, Proxy Statement

ITEM 13.	Certain Relationships and Related Transactions	71

ITEM 14.	Principal Accounting Fees and Services	Audit and Non-Audit Fees, Proxy Statement

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules	72

PART I
FORWARD-LOOKING STATEMENTS
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
The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, those described in Item 1A, Risk Factors, of this Form 10-K. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its quarterly reports on Form 10-Q and its registration statements, could cause the Company’s actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
ITEM 1. BUSINESS
During fiscal 2005 and 2004, the Company operated in two reportable segments. Effective October 1, 2005, the Company changed its organizational structure to functional reporting to eliminate redundancies in management and infrastructure. In addition, certain intellectual property that was previously utilized primarily in products that comprised the Device Networking Solutions segment has now been integrated throughout the Company’s products in order to provide more functionality and allow for ease of migration to next generation technologies for the Company’s customers. As a result of these changes in organizational structure and use of the Company’s product technology, the Chief Executive Officer, as the chief operating decision maker, now reviews and assesses financial information, operating results, and performance of the Company’s business in the aggregate. Accordingly, effective October 1, 2005, the Company has a single operating and reporting segment and all periods presented have been reclassified to conform to the single reportable segment.
COMPANY OVERVIEW
Digi International Inc. was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. The common stock of Digi is traded on the NASDAQ Global Select Market under the symbol DGII. The Company has its worldwide headquarters in Minnetonka, Minnesota, with regional sales offices throughout North America, Europe, and Asia Pacific, and engineering offices in North America and Europe. The Company has sales offices located throughout North America, Europe and Asia Pacific. Digi products are available through approximately 225 distributors in more

ITEM 1. BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
than 55 countries. The terms “Digi” or “the Company” mean Digi International Inc. and all of the subsidiaries included in the consolidated financial statements unless the context indicates otherwise.
As a leader in device networking for business, Digi develops reliable products and technologies to connect and securely manage local or remote electronic devices over the network or via the Internet. Businesses use Digi products to create, customize and control retail operations, industrial automation and other applications. Digi’s products are sold globally through distributors, systems integrators, solution providers and direct marketers as well as direct to strategic OEMs, government and commercial partners.
Digi’s revenues consist of products that are in embedded and non-embedded product groupings. Embedded products include microprocessors and development tools, which are used by customers’ engineers to build electronic devices with fully integrated networking functionality, embedded modules, core modules and single board computers and MaxStream wireless products. The non-embedded (or external) products consist of network connected products for access to serial devices over Ethernet networks, multi-port serial adapters, Universal Serial Bus (USB) connected products and cellular gateways. Non-embedded products can be used to connect one or many standalone devices or to connect devices as part of a larger solution (e.g., self-checkout systems, ATMs, medical systems, factory equipment).
Digi’s first products were box and board-level serial port adapters (sold under the DigiBoard® brand) that were used to directly connect multiple peripherals, such as standalone computer terminals, to personal computer servers or a host computer system. During the 1990s, Digi employed Ethernet technology to provide the connectivity infrastructure for businesses. This trend began in the head and branch offices of businesses and in the late 1990s began to extend to the factory, retail stores, restaurants, and many other environments such as medical, traffic control, and building controls. During the same time, the semiconductor industry was also advancing rapidly. Complete systems were being built on single integrated circuits (chips). These chips, as part of a box or board product, could be used to build a network interface for virtually any device for which network connectivity was required. Digi recognized the developing opportunities for device connectivity and in early 2000 implemented a strategy to leverage the brand strength that it had established with the DigiBoard product line by organically developing or acquiring next-generation connectivity products and technologies that would extend the value of the brand into an array of commercial-grade device networking applications. In the past several years, Digi has augmented the strategy with an increasing emphasis on wireless solutions. Since 2000, Digi has made several acquisitions that provide complimentary products and technologies.
•	In October 2000, Digi acquired privately held Inside Out Networks Inc. (Inside Out Networks), a developer and marketer of “out of the box” external data connection technologies that utilize USB.

•	In June 2001, Digi acquired INXTECH, a French designer and manufacturer of Ethernet connectivity solutions sold under the Xcell technology brand. This acquisition provided technology and market knowledge to accelerate Digi’s introduction of its device server product line. Device servers are both embedded and non-embedded products and are intelligent, easy-to-use network devices that convert serial data into network data.

•	In February 2002, Digi acquired NetSilicon®, Inc. (NetSilicon), a developer and marketer of network attached processors and device connectivity software. NetSilicon’s advanced microprocessors and software allowed customers to build intelligent, network-enabled solutions for manufacturers, mostly original equipment manufacturers (OEMs). With the acquisition of NetSilicon, Digi began offering embedded networking solutions used by design engineers as building blocks in the creation of devices.

ITEM 1. BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
•	In April 1, 2005, Digi acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (FS Forth), leading providers of embedded modules based on Digi processors and Net+OS software as well as other microprocessors with supporting embedded software. The acquisition enhanced Digi’s embedded portfolio and also added expertise in a wide range of popular operating systems such as Linux, Microsoft Windows CE and VxWorks.

•	In May 2005, Digi acquired Rabbit Semiconductor® Inc. (formerly Z-World™, Inc. and hereinafter referred to as Rabbit). Rabbit manufactured the Rabbit line of microprocessors and microprocessor-based core modules and Z-World single board computers (now all sold under the Rabbit brand). Rabbit’s products facilitate quick time-to-market for device manufacturers who need to add network connectivity to endpoint devices such as sensors, meters, vending machines, card readers, and scales. Similar to Digi, Rabbit bundles hardware and software together, creating an engineer-friendly development environment.

•	In July 2006, Digi acquired MaxStream®, Inc. (MaxStream), a leader in the wireless device networking market. MaxStream supplies device manufacturers and integrators with reliable wireless modules and box products that are easy to use and allow customers to wirelessly monitor and control electronic devices. Typical applications include automated utility meter reading, oil and gas monitoring, remote control and monitoring of commercial heating and air conditioning systems, vehicle information access for fleet management, industrial controls, wireless sensors, and electronic signals. MaxStream wireless technologies and products significantly expand Digi’s wireless offering — covering both short and medium range using embedded modules and boxed/packaged solutions. Additionally, MaxStream is a pioneer in the field of ZigBee™/802.15.4 wireless communications.
Digi continues to leverage a common core technology base to develop and provide innovative connectivity solutions to its customers. Core technology is being migrated across product lines to provide additional functionality for customers, allowing them to get to market with network-enabled devices faster and improve their return on capital spending investments. Digi has positioned itself in the growing market of integrated hardware and software connectivity solutions to network-enable the coming generation of intelligent devices in commercial applications.
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
Application markets where these products are prominently used include industrial automation, retail/Point-of-Sale (POS), building automation/security, medical/healthcare, out-of-band management, and office networking.
The Company’s products include multi-port serial cards, network connected products, USB connected products, cellular gateways, wireless non-embedded products, and wired and wireless embedded networking products, including microprocessors, embedded modules, core modules and single-board computers, and networking software.

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS AND PRODUCTS (CONTINUED)
Application Markets
Industrial Automation — Digi offers solutions for common challenges found in virtually every manufacturing facility today. These challenges include productivity improvements, inventory management and quality control. Digi provides solutions for attaching essential devices, including process and quality control equipment, pump controllers, bar-code readers/scanners, scales and weighing stations, printers, machine vision systems, programmable logic controllers (PLCs) and many other types of manufacturing equipment.
Retail/Point-of-Sale (POS) — Digi products solve the challenges associated with enabling POS devices to effectively share information across the network. They can be used to easily connect network devices like card swipe readers, bar-code scanners, scales, receipt printers and cash register display poles.
Building Automation/Security — Digi products automate and control buildings’ heating, ventilation and air conditioning (HVAC) and security systems, and solve the problem of standalone control systems that are unable to talk to each other and share important data. Digi solutions can be used to centrally manage equipment and improve the comfort, safety and productivity of building occupants.
Medical/Healthcare — Digi network-enables medical equipment and devices to receive, monitor and access patient information quickly, easily, and accurately, utilizing the hospital’s existing Ethernet or wireless network to improve patient care and reduce operating costs.
Out-of-Band Management — Digi’s out-of-band management solutions enable immediate response when a network fails or in other critical situations, providing connectivity to servers and network equipment when the primary network is down and eliminating costly travel to remote sites.
Office Networking — Each business day billions of images are created, moved and then output in some form over networks and the Internet in a process called image communication. This demanding process has driven the need for a new generation of network attached devices to manage the ever increasing load of network media. Digi provides core solutions for connecting, enabling and managing this process for office, industrial and POS printers, as well as MFP’s, network cameras, network LCD’s, information displays and network projectors.
Products
Non-Embedded Products
Multi-Port Serial Adapters — The Company is a market leader in this product category and offers one of the most comprehensive multi-port serial adapter product families in the market. The Company’s products support a wide range of operating systems, port-densities, bus types, expansion options, and applications.
As Ethernet connections extend beyond current applications, the multi-port serial adapter products are gradually transitioning to network-attached and/or USB-attached devices. While the Company will continue to fully support this mature product line, it has strengthened its product offering to meet customer needs and is working to seamlessly transition customers to newer technologies.

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS AND PRODUCTS (CONTINUED)
Network Connected Products — Digi offers flexible, powerful and easy solutions (wired and wireless) to provide access to serial, USB and display devices over Ethernet networks.
External Serial Servers (formerly called device servers and terminal servers) quickly and easily turn a previously isolated device with a serial port into a fully collaborative component of the network. Digi believes that External Serial Servers will continue to be an important product category as Ethernet-based serial connections continue to extend beyond their current applications into new markets such as building automation, healthcare, process control and secure console port management on servers, routers, switches, and other network equipment.
Digi’s intelligent Console Servers are used in data center management applications, where companies need to access, monitor and manage network devices and servers across multiple sites, both over the network or via their console ports, even when the network is unavailable. Digi’s Console Servers are compatible with virtually any network equipment with a serial port including Sun, Cisco, IBM, Hewlett Packard, UNIX, Linux and Microsoft Windows Server 2003 systems.
In 2005, Digi introduced the Zero-Client category, a next generation client architecture that redirects USB, serial and display data over Internet Protocol (IP). The ConnectPort Display™ eliminates locally-attached, dedicated PCs from restaurant kitchens, retail checkouts and digital signage, such as airport status displays and stadium scoreboards, allowing customers to connect peripheral devices and video displays at each service point, with all processing happening across the network for increased security and lower total cost of ownership.
USB Connected Products — The Company has one of the most comprehensive and sophisticated USB product lines in the industry. Furthermore, the Company’s EPIC software provides seamless transition between legacy software/systems and next generation USB attached devices, supporting hardware and software flow control signaling. This software provides ease of use and integration while protecting technology investments.
Cellular Gateways — Digi introduced the first intelligent high-speed cellular gateways in 2005 and 2006 to address the growing need for customers to connect remote site and devices. These products utilize GSM (GPRS/EDGE/UMTS/HSDPA) or CDMA (1xRTT/EV-DO) cellular data networks as an alternative to landlines for cost-effective primary or backup connectivity to previously hard-to-reach sites and devices. The products have been certified by major wireless service providers in the U.S. and abroad, including Cingular Wireless, Verizon Wireless and Sprint. All of Digi’s cellular gateway products include Digi Connectware® Manager, a unique enterprise software platform that provides secure management of devices across remote networks.
Embedded Networking Products
Microprocessors and Development Tools — Digi designs and manufactures integrated network centric silicon-based solutions for manufacturers who want to build intelligence and network connectivity into their products. The platforms integrate high performance microprocessors and advanced networking software to provide fully integrated networking solutions.
Embedded Modules — In 2003, Digi extended its line of embedded networking products to include the Digi Connect ME® and Digi Connect® EM embedded modules, which are ideal for network and web-enabling a device. In 2004, the Company expanded its product offering to include wireless embedded modules that are pin-compatible and interchangeable with the Digi Connect wired embedded modules- the Digi Connect® Wi-ME and Digi Connect® Wi-EM. These products enable customers to easily accommodate both wired and

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS AND PRODUCTS (CONTINUED)
wireless functionality in one product design and are typically used as co-processors that manage a device’s communications system.
Core Modules and Single Board Computers — In 2005, Digi extended its embedded product families into core modules by introducing the Digi ConnectCore™ line of products. Digi ConnectCore is the industry’s first network-optimized series of 32-bit core modules targeted as the main processor for products including access control systems, POS systems, RFID readers, medical devices and instrumentation and networked displays.
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
MaxStream Wireless Products — MaxStream provides wireless modem modules, standalone radio modems (now part of Digi’s network connected products), RF design services, and supporting software. The products are easy-to-use and allow customers to wirelessly monitor and control electronic devices. Typical applications include automated utility meter reading, oil and gas monitoring, remote control and monitoring of commercial heating and air conditioning systems, vehicle information access for fleet management, industrial controls, wireless sensors, and electronic signals.
DISTRIBUTION AND PARTNERSHIPS
Digi sells its products through a global network of distributors, systems integrators, value added resellers (VARs) and original equipment manufacturers (OEMs).
The Company’s larger U.S. distributors include Tech Data Corporation, Arrow Distributing, Ingram Micro, Synnex, Future Electronics and NuHorizons. Digi also maintains relationships with many other distributors in the U.S., Canada, Europe, Asia Pacific, and Latin America. Additionally, Digi maintains strong relationships with catalog distributors CDW, Insight, Digi-Key and Mouser Electronics.
Digi maintains strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, and cellular carriers. Key partners include: Microsoft, Citrix Systems, Hewlett Packard, IBM, Motorola, Dell, Santa Cruz Operation, Sun Microsystems, Toshiba, Atmel, Green Hills Software, Cingular, Sprint, Verizon, and several other cellular carriers. Furthermore, Digi maintains a worldwide network of authorized developers that extends the Company’s reach into certain technology applications or geographical regions.
The Company’s customer base includes many of the world’s largest companies. The Company has strategic sales relationships with leading vendors, allowing them to ship the Company’s board and network products as component parts of their overall networking solutions. These vendors include IBM, NCR, Sun Microsystems, Fujitsu Transaction Solutions, Abbott Labs and Hewlett Packard, among others. Many of the world’s leading telecommunications companies and Internet service providers also rely on the Company’s products, including Lucent, AT&T, Cingular, Sprint, Verizon and Siemens. The Company has also established relationships with customers such as Hirschmann, Sauter, Pro Control, Bizerba, AFT Atlas, Ikusi and Metso Automation and many authorized resellers and OEMs.

ITEM 1. BUSINESS (CONTINUED)
DISTRIBUTION AND PARTNERSHIPS (CONTINUED)
One distributor, Tech Data, comprised 5.8%, 12.9% and 15.6% of the Company’s net sales for the years ended September 30, 2006, 2005 and 2004, respectively.
COMPETITIVE CONDITIONS
The Company competes in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. The Company competes for customers on the basis of existing and planned product features, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.
The Company is a global market leader in multi-port serial adapters. As this market continues to mature, the Company is focusing on key applications, customers, and markets to manage applications as they transition to other technologies such as Ethernet, USB, and wireless connectivity products. The Company also is a leader in connecting commercial devices to LANs with its terminal server and device server product lines, to PCs or servers via USB technology with its USB product line, and to WANs with its cellular product line. The complementary nature of its embedded product lines will provide an expanded range of products and technology. The recent acquisition of MaxStream makes it a market leader in North America for proprietary wireless and Zigbee/Mesh networking wireless products.
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
The Company’s products are manufactured to their designs with standard and semi-custom components. Most of these components are available from multiple vendors. The Company has several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to the Company. If these suppliers are unable to provide a timely and reliable supply of components, the Company could experience manufacturing delays that would adversely affect its consolidated results of operations.
During fiscal years 2006, 2005 and 2004, the Company’s research and development expenditures were $20.9 million, $16.5 million and $17.2 million, respectively. Due to rapidly changing technology in the communications technology industry, the Company believes that its success depends primarily upon the engineering, marketing, manufacturing and support skills of its personnel. Digi’s proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents. The Company has established common law and registered trademark rights on a family of marks for a number of its products.
As of September 30, 2006, the Company had backlog orders in the amount of $12.4 million. All of these orders are expected to be shipped in fiscal 2007. Backlog as of September 30, 2005 was $9.0 million and $7.0 million as of September 30, 2004. Backlog as of any particular date is not necessarily indicative of the Company’s future sales trends.
The Company had 549 employees on September 30, 2006 compared to 481 on September 30, 2005. The increase in the number of employees in fiscal 2006 is primarily due to the addition of 47 employees as a result of the acquisition of MaxStream.

ITEM 1. BUSINESS (CONTINUED)
DIGI INTERNATIONAL WEBSITE
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company’s website (www.digi.com) under the “About us — Investor Relations” caption or by writing to Digi International Inc. This information is available free of charge as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 150 F Street, N.E., Room 1580, Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
The Company is not including the information on its website as part of, or incorporating it by reference into, its Form 10-K.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, profitability, financial position, liquidity, capital resources and common stock.
Risks Relating to Our Business
Our dependence on new product development and the rapid technological change that characterizes our industry make us susceptible to loss of market share resulting from competitors’ product introductions and similar risks.
The communications technology industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenues to decline.
We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer the purchase of our existing products, which could cause our revenues to decline.

ITEM 1A. RISK FACTORS (CONTINUED)
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenues and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2006, 2005 and 2004, our research and development expenses comprised 14.4%, 13.2% and 15.4%, respectively, of our net sales. If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we develop new products that are accepted by our target markets, the net revenues from these products may not be sufficient to justify our investment in research and development.
A substantial portion of our recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment, security equipment and medical equipment. Our financial performance is dependent upon the development of the intelligent device markets that we are targeting, and our ability to successfully compete and sell our products to manufacturers of these intelligent devices.
Certain of our products are sold into mature markets, which could limit our ability to continue to generate revenue from these products.
Certain of our products provide asynchronous and synchronous data transmissions via add-on cards. The market for add-on asynchronous and synchronous data communications cards is mature. Furthermore, certain applications of our embedded network interface cards are also considered mature. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects depend in large part on our ability to acquire or develop and successfully market additional products that address growth markets.
Our failure to effectively manage product transitions could have a material adverse effect on our revenues and profitability.
From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Our failure to effectively manage transitions from older products could have a material adverse effect on our revenues and profitability.
Our failure to compete successfully in our highly competitive market could result in reduced prices and loss of market share.
The market in which we operate is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price, and availability. Certain of our competitors and potential competitors may have greater financial, technological, manufacturing, marketing, and personnel resources than us. Present and future competitors may be able to identify new markets and develop products more quickly, which are superior to those developed by us. They may also adapt new technologies faster, devote greater resources to

ITEM 1A. RISK FACTORS (CONTINUED)
research and development, promote products more aggressively, and price products more competitively than us. There are no assurances that competition will not intensify or that we will be able to compete effectively in the markets in which we compete.
Our inability to obtain the appropriate telecommunications carrier certifications or approvals from other governmental regulatory bodies could impede our ability to grow revenues in our wireless products.
The sale of our wireless products in certain geographical markets is sometimes dependent on the ability to gain telecommunications carrier certifications and/or approvals by certain governmental bodies. The inability of us to obtain these approvals, or delays in receiving the approvals, could impact our ability to enter our targeted markets or to compete effectively or at all in these markets and could have an adverse impact on our revenues.
The cyclicality of the semiconductor industry may result in substantial period-to-period fluctuations in operating results.
Our semiconductor products provide networking capabilities for intelligent, network-enabled devices and other embedded systems. The semiconductor industry is highly cyclical and subject to rapid technological change and has been subject to significant economic downturns at various times, characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. The semiconductor industry also periodically experiences increased demand and production capacity constraints. As a result, we may experience substantial period-to-period fluctuations in operating results due to general semiconductor industry conditions.
Loss of one or more of our key customers could have an adverse effect on our revenues.
Our sales are primarily made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing our products at any time without penalty. The decision of any key customer, including our distributors, to cease using our products or a material decline in the number of units purchased by a significant customer could have a material adverse effect on our revenues.
The long and variable sales cycle for certain of our products makes it more difficult for us to predict our operating results and manage our business.
The sale of our products typically involves a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies within their products and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, including end users’ internal purchasing reviews, that are beyond our control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer are not realized, our operating results could be materially adversely affected.
We depend on manufacturing relationships and on limited-source suppliers, and any disruptions in these relationships may cause damage to our customer relationships.
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost sales could be

ITEM 1A. RISK FACTORS (CONTINUED)
caused by other factors beyond our control, including late deliveries by vendors of components. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
Our use of suppliers in Southeast Asia involves risks that could negatively impact us.
We use suppliers in Southeast Asia. Product delivery times may be extended due to the distances involved, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays or expediting and customs issues. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability.
Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights.
Our ability to compete depends in part on our proprietary rights and technology. Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents.
We enter into confidentiality agreements with all employees, and sometimes with our customers and potential customers, and limit access to the distribution of our proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to prevent the misappropriation of our technology. Our pending patent applications may be denied and any patents, once issued, may be circumvented by our competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to our technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technology. Our failure to adequately protect our proprietary rights could have a material adverse effect on our competitive position and result in loss of revenue.
From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm us and require us to incur significant costs.
The communications technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notification of a third-party claim that our products infringe other intellectual property rights. Any litigation to determine the validity of third-party infringement claims, whether or not determined in our favor or settled by us, may be costly and divert the efforts and attention of our management and technical personnel from productive tasks, which could have a material adverse effect on our ability to operate our business and service the needs of our customers. There can be no assurance that any infringement claims by third parties, if proven to have merit, will not materially adversely affect our business or financial condition. In the event of an adverse ruling in any such matter, we may be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business and financial condition.

ITEM 1A. RISK FACTORS (CONTINUED)
We face risks associated with our international operations and expansion that could impair our ability to grow our revenues abroad.
We believe that our future growth is dependent in part upon its ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.
The loss of key personnel could prevent us from executing our business strategy.
Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and our key technical personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining qualified personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy.
Unanticipated changes in our tax rates could affect our future results.
Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or our interpretation. In addition, we may be subject to the examination of our income tax returns by the Internal Revenue Service and other U.S. and international tax authorities. We regularly assess the potential outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an effect on our consolidated operating results and financial condition.
Any acquisitions we have made or will make could disrupt our business and seriously harm our financial condition.
We will continue to consider acquisitions of complementary businesses, products or technologies. In the event of any future purchases, we could issue stock that would dilute our current stockholders’ percentage ownership, incur debt, assume liabilities, or incur large and immediate write-offs.
Our operation of any acquired business may also involve numerous risks, including:
•	problems combining the purchased operations, technologies, or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	difficulties integrating businesses in different countries and cultures;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.
We cannot assure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future and any failure to do so could disrupt our business and have a material adverse effect on our financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of an

ITEM 1A. RISK FACTORS (CONTINUED)
unconsummated acquisition, including claims that we failed to negotiate in good faith or misappropriated confidential information.
Our failure to effectively comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenues and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass regulations requiring our products to meet certain requirements to use environmentally friendly components. Such laws and regulations have recently been passed in jurisdictions in which we operate. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (WEEE) makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market after August 13, 2005. The Restrictions of Hazardous Substances Directive (RoHS) bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union after July 1, 2006. In the future, China and other countries including the United States are expected to adopt environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.
Risks Related to Our Common Stock
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2006, the closing price of our common stock on the NASDAQ Global Select Market ranged from $9.84 to $14.33 per share. Our closing sale price on November 24, 2006 was $13.85 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock.
Certain provisions of the Delaware General Corporation Law and our charter documents have an anti-takeover effect.
There exist certain mechanisms under the Delaware General Corporation Law and our charter documents that may delay, defer or prevent a change of control. For instance, under Delaware law, we are prohibited from engaging in certain business combinations with interested stockholders for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain requirements are met, and majority stockholder approval is required for certain business combination transactions with interested parties. Our Certificate of Incorporation contains a “fair price” provision requiring majority stockholder approval for certain business combination transactions with interested parties, and this provision may not be changed without the vote of at least 80% of the outstanding shares of our voting stock. Other mechanisms in our charter documents may also delay, defer or prevent a change of control. For instance, our Certificate of Incorporation provides that our Board of Directors has authority to issue series of our preferred stock with such voting rights and other powers as the Board of Directors may determine. Furthermore, we have a classified board of directors, which means that our directors are divided into three classes that are elected to three-year terms on a staggered basis. Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year. In addition, under Delaware law, directors serving on a classified board may not be removed by shareholders except for cause. Pursuant to the terms of a shareholder rights plan adopted in 1998, each outstanding share of common stock has one attached right. The

ITEM 1A. RISK FACTORS (CONTINUED)
rights will cause substantial dilution of the ownership of a person or group that attempts to acquire Digi on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The effect of these anti-takeover provisions may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over the market price to some or all stockholders.
We have not paid cash dividends on our common stock and do not expect to do so.
We have never declared or paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table contains a listing of the Company’s current property locations:

			Ownership or
		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date
Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing, and administration	130,000	Owned
Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned
Waltham, MA	Research & development, sales and sales support	21,759	September 2007
Austin, TX	Sales, sales support, marketing, and administration	6,563	February 2009
Davis, CA	Sales, sales support, manufacturing and warehousing	24,000	December 2012
Davis, CA	Marketing, research & development, and administration	11,200	September 2008
Lindon, UT	Sales, marketing, research & development, and administration	10,686	December 2007
Hong Kong, China	Sales, marketing, and administration	3,413	August 2007
Beijing, China	Sales, marketing, and administration	2,372	December 2006
Shanghai, China	Sales, marketing, and administration	1,251	June 2008
Dortmund, Germany	Sales, sales support, marketing, and administration	65,348	Owned
Breisach, Germany	Sales, marketing, research & development, manufacturing, warehousing and administration	8,748	December 2008
Logrono, Spain	Sales, research & development, and administration	1,291	September 2007
In addition to the above locations, the Company performs research and development activities in various other locations in the United States and sales activities in various other locations in Europe which are not deemed to be principal locations. Management believes that the Company’s facilities are adequate for its needs. The Company is attempting to sell the Dortmund, Germany facility.

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
If the proposed settlement is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2006, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
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
There were no matters submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
The Company’s Common Stock trades under the symbol “DGII.” Since July 3, 2006 the Company’s Common Stock has traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market and prior to that time was traded on the NASDAQ National Market tier. On November 24, 2006, the number of holders of the Company’s Common Stock was approximately 8,181, consisting of 240 record holders and approximately 7,941 stockholders whose stock is held by a bank, broker or other nominee.
High and low sale prices for each quarter during the years ended September 30, 2006 and 2005, as reported on the NASDAQ Stock Market, were as follows:
Stock Prices

	First	Second	Third	Fourth
2006
High	$13.41	$11.81	$13.94	$14.35
Low	$9.63	$10.18	$10.91	$10.11

	First	Second	Third	Fourth
2005
High	$17.53	$17.25	$13.89	$14.79
Low	$11.59	$13.24	$10.11	$9.75
Dividend Policy
The Company has never paid cash dividends on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company’s business and does not anticipate paying cash dividends in the foreseeable future.
The Company does not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.
Issuer Repurchases of Equity Securities
The Company did not repurchase any of its equity securities in the fourth quarter of the fiscal year ended September 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands except per common share amounts and number of employees)

For the fiscal years ended September 30	2006	2005	2004	2003	2002
Net sales	$144,663	$125,198	$111,226	$102,926	$101,536

Gross profit (1)	$77,505	$71,491	$63,469	$55,766	$50,632

Sales and marketing (1)	28,591	26,339	25,556	24,734	28,808
Research and development (1)	20,861	16,531	17,159	15,968	19,530
General and administrative (1)	12,830	11,364	8,973	9,944	14,664
Restructuring	—	—	—	(600)	2,696
Acquired in-process research and development	2,000	300	—	—	3,100
Loss on sale of MiLAN assets	—	—	—	—	3,617
Gain from forgiveness of grant payable	—	—	—	(553)	(1,068)

Operating income (loss)	13,223	16,957	11,781	6,273	(20,715)
Total other income, net	2,044	1,026	369	296	1,255

Income (loss) before income taxes and cumulative effect of accounting change	15,267	17,983	12,150	6,569	(19,460)
Income tax provision (benefit) (2)	4,154	318	3,487	(23)	(6,675)

Income (loss) before cumulative effect of accounting change	11,113	17,665	8,663	6,592	(12,785)
Cumulative effect of accounting change (3)	—	—	—	(43,866)	—

Net income (loss)	$11,113	$17,665	$8,663	$(37,274)	$(12,785)

Net income (loss) per common share, basic:
Income (loss) before cumulative effect of accounting change	$0.48	$0.79	$0.41	$0.31	$(0.65)
Cumulative effect of accounting change	—	—	—	(2.08)	—

Net income (loss) per common share	$0.48	$0.79	$0.41	$(1.77)	$(0.65)

Net income (loss) per common share, diluted
Income (loss) before cumulative effect of accounting change	$0.46	$0.76	$0.39	$0.31	$(0.65)
Cumulative effect of accounting change	—	—	—	(2.07)	—

Net income (loss) per common share	$0.46	$0.76	$0.39	$(1.76)	$(0.65)

Balance sheet data as of September 30:
Working capital (total current assets less total current liabilities)	$83,341	$69,995	$82,090	$57,793	$62,662
Total assets	$225,321	$177,631	$150,465	$132,540	$180,828
Long-term debt and capital lease obligations	$725	$1,181	$—	$—	$4,989
Stockholders’ equity	$193,830	$153,537	$127,079	$105,863	$151,180
Book value per common share	$7.74	$6.78	$5.83	$5.23	$6.80
Number of employees as of September 30	549	481	341	358	407

(1)	Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective method of application. Total compensation cost for stock-based payment arrangements totaled $2.3 million ($1.5 million after tax) during fiscal year 2006. Prior to the adoption of this Statement, no compensation cost for stock-based payment arrangements was recognized in earnings. Refer to Note 9 to the Consolidated Financial Statements for further discussion.

(2)	During 2006 and 2005, the Company reversed income tax reserves of $1.6 million and $5.7 million, respectively, which were no longer required primarily as a result of the settlement of tax audits with the French government in 2006 and the Internal Revenue Service in 2005. In 2003, the Company reversed a valuation allowance, resulting in an income tax benefit of $1.4 million, based on anticipated future taxable income generated by the Company’s German operations.

(3)	The Company adopted the provisions of FAS 142 as of October 1, 2002 at which time it was determined that there was a total goodwill impairment of $43.9 million. The charge was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38.4 million and goodwill related to the CDC and INXTECH acquisitions of $3.5 million and $2.0 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
During fiscal 2005 and 2004, the Company operated in two reportable segments. Effective October 1, 2005, the Company changed its organizational structure to functional reporting to eliminate redundancies in management and infrastructure. In addition, certain intellectual property that was previously utilized primarily in products that comprised the Device Networking Solutions segment has now been integrated throughout the Company’s products in order to provide more functionality and allow for ease of migration to next generation technologies for the Company’s customers. As a result of these changes in organizational structure and use of the Company’s product technology, the Chief Executive Officer, as the chief operating decision maker, now reviews and assesses financial information, operating results, and performance of the Company’s business in the aggregate. Accordingly, effective October 1, 2005, the Company has a single operating and reporting segment and all periods presented have been reclassified to conform to the single reportable segment (see Note 4 to the Company’s Consolidated Financial Statements).
Digi operates in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. Digi provides device connectivity solutions by providing products that connect devices to networks in various commercial environments. Digi believes that its products and technologies are cost-effective and easy to use, and Digi places a high priority on development of innovative products that provide differentiated features and functions and allow for ease of integration with customers’ applications. Core technology is being migrated across product lines to provide additional functionality for customers and allow them to get to market with networked-enabled devices faster. Digi’s revenues consist of products that are in non-embedded and embedded product groupings. The non-embedded products include multi-port serial adapters, network connected products, USB connected products, and cellular gateway products. Embedded products include microprocessors and development tools, embedded modules, core modules and single-board computers and MaxStream wireless products. Digi’s non-embedded multi-port serial adapter products and its embedded network interface cards are in the mature phase of their product life cycles. Digi’s strategy is to focus on key applications, customers and markets to efficiently manage the migration from products that are in the mature phase of their product life cycles to other newer technologies.
During fiscal 2006, the Company released many new products, including cellular products, ConnectPort Display, and Rabbit-branded chips and core modules. Digi also acquired MaxStream in July 2006, providing an expanded wireless technology and product portfolio.
We anticipate that the Company’s growth in the future will result from both products that are developed internally as well as from products that are acquired, and that the growth rate from products developed internally will increase as the multi-port serial adapters and the network interface cards near the end of their product life cycles. The Company intends to continue to extend its current product lines with next generation commercial grade device networking products and technologies targeted for selected vertical markets, including but not limited to point of sale, industrial automation, office automation, medical and building controls. The Company believes that there is a market trend of device connectivity in these vertical commercial applications that will require communications intelligence or connectivity to the network or the Internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. The Company believes that it is well positioned to leverage its current products and technologies to take advantage of this market trend.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information from the Company’s Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.
($ in thousands)

							% Increase (decrease)
							2006	2005
	Year ended September 30,						Compared	Compared
	2006		2005		2004		to 2005	to 2004
Net sales	$144,663	100.0%	$125,198	100.0%	$111,226	100.0%	15.5%	12.6%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below) (1)	62,322	43.1	49,516	39.6	43,443	39.1	25.9	14.0
Amortization of purchased and core technology	4,836	3.3	4,191	3.3	4,314	3.8	15.4	(2.9)

Gross profit	77,505	53.6	71,491	57.1	63,469	57.1	8.4	12.6
Operating expenses:
Sales and marketing (1)	28,591	19.8	26,339	21.1	25,556	23.0	8.6	3.1
Research and development (1)	20,861	14.4	16,531	13.2	17,159	15.4	26.2	(3.7)
General and administrative (1)	12,830	8.9	11,364	9.1	8,973	8.1	12.9	26.6
In-process research and development	2,000	1.4	300	0.2	—	—	N/M	N/M

Total operating expenses	64,282	44.5	54,534	43.6	51,688	46.5	17.9	5.5

Operating income	13,223	9.1	16,957	13.5	11,781	10.6	(22.0)	43.9
Total other income, net	2,044	1.4	1,026	0.9	369	0.3	99.2	178.0

Income before income taxes	15,267	10.5	17,983	14.4	12,150	10.9	(15.1)	48.0
Income tax provision	4,154	2.8	318	0.3	3,487	3.1	N/M	N/M

Net income	$11,113	7.7%	$17,665	14.1%	$8,663	7.8%	(37.1)%	103.9%

N/M means not meaningful

(1)	As a result of adopting FAS No. 123R as of October 1, 2005 on a modified prospective basis, stock-based compensation expense (pre-tax) is included in the consolidated results of operations for the twelve months ended September 30, 2006 as follows (in thousands):

Twelve months ended
September 30, 2006
Cost of sales	$89
Sales and marketing	694
Research and development	530
General and administrative	976

Total	$2,289

As of September 30, 2006 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements net of expected forfeitures was $4.8 million and the related weighted average period over which it is expected to be recognized is approximately 2.6 years.
NET SALES
Net sales were $144.7 million in fiscal 2006 compared to $125.2 million in fiscal 2005, an increase in net sales of $19.5 million, or 15.5%. Net sales of products acquired as a result of the FS Forth, Rabbit, and MaxStream acquisitions, which are primarily embedded products, increased $27.5 million in fiscal 2006 compared to fiscal 2005. Net sales of products other than those acquired through acquisitions, comprised of both non-embedded and embedded products, resulted in a net sales increase of $7.8 million in fiscal 2006, offset by a decline in net sales of multi-port serial adapters and network interface cards of $15.8 million as they approach the ends of their respective product life cycles. Due to customer and product mix changes, the Company has experienced a slight decrease in the average selling price of its products. Fluctuation in foreign currency rates compared to the prior year’s rates had an unfavorable impact on net sales of $0.6 million in fiscal 2006 and a favorable impact on net sales of $0.7 million in fiscal 2005. The net sales increase from 2004 to 2005 was $14.0 million, or 12.6%.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)

	Net Sales			% of Net Sales
($ in millions)	2006	2005	2004	2006	2005	2004
Non-embedded	$86.7	$87.5	$82.9	59.9%	69.9%	74.6%
Embedded	58.0	37.7	28.3	40.1%	30.1%	25.4%

Total	$144.7	$125.2	$111.2	100.0%	100.0%	100.0%

2006 Compared to 2005
The Company’s non-embedded products net sales decreased $0.8 million in fiscal 2006 compared to fiscal 2005. Product introductions generated an increase in net sales of network connected products, USB and cellular gateways, partially offsetting the decline of the multi-port serial adapter products.
Embedded products net sales increased $20.3 million in fiscal 2006 compared to fiscal 2005. Net sales of the Rabbit, FS Forth, and MaxStream branded embedded products increased $25.9 million in fiscal 2006 compared to fiscal 2005. Introduction of new embedded modules and microprocessors, as well as new customers reaching production volumes, partially offset the continued decline of the NIC sales in fiscal 2006.
2005 Compared to 2004
Digi improved its competitive position in fiscal 2005 with two acquisitions and product introductions creating an increase in net sales of $14.0 million or 12.6% compared to fiscal 2004.
The Company’s non-embedded products net sales increased $4.6 million in fiscal 2005 compared to fiscal 2004 due to an increase in sales of network connected products, USB and cellular gateways, offset by the continuing market decline of the multi-port serial adapter products.
Embedded products net sales increased $9.4 million in fiscal 2005 compared to fiscal 2004. Net sales of Rabbit-branded products, consisting primarily of microprocessors, embedded modules and single-board computers, were $10.6 million from the date of acquisition of May 26, 2005, through the end of fiscal 2005. OEM customers migrating from network interface cards to software only solutions, resulted in a net sales decline of the NIC sales during fiscal 2005 compared to fiscal 2004, partially offset by the introduction of new embedded modules and new customers reaching production volumes.
Distribution Channels
The Company’s revenue is generated from these distribution channels: Direct / OEMs and distributors. The following tables present the Company’s revenue by channel and by geographic location of the customers:

	Net Sales			% of Net Sales
($ in millions)	2006	2005	2004	2006	2005	2004

Direct / OEM Channel	$70.3	$62.7	$54.8	48.6%	50.1%	49.3%
Distribution Channel	74.4	62.5	56.4	51.4%	49.9%	50.7%

Total Company	$144.7	$125.2	$111.2	100.0%	100.0%	100.0%

The increase in Direct / OEM channel net sales during the last three fiscal years was primarily due to the Company’s continued enhancement of its product offerings through the acquisitions of Rabbit and MaxStream, whose customers are primarily OEMs, and the Company’s decision to sell directly to certain customers rather than through the distribution channel.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
The increase in the distribution channel net sales over the last three fiscal years was primarily due to the Company’s continued focus on maintaining its channel strategy, which includes employing additional channel partners and releasing complimentary products.
Net Sales by Geographic Area

	Net Sales			% of Net Sales
($ in millions)	2006	2005	2004	2006	2005	2004

International	$55.9	$53.2	$49.2	38.6%	42.5%	44.2%
Domestic	88.8	72.0	62.0	61.4%	57.5%	55.8%

Total Company	$144.7	$125.2	$111.2	100.0%	100.0%	100.0%

The increase in international net sales for the three years was primarily due to incremental international sales resulting from the acquisitions of Rabbit and FS Forth as well as a focus on expansion in the Asia Pacific market which offset the decline in international sales of NICs.
The increase in domestic net sales was primarily due to continued market penetration, new customers reaching production volumes and introduction of new products as a result of acquiring complementary product lines.
GROSS PROFIT
2006 Compared to 2005
Gross profit margin for 2006 was 53.6% compared to 57.1% in 2005. The decrease in gross profit margin was primarily due to product mix changes among products within both the embedded and non-embedded product groups, as well as higher manufacturing expenses.
2005 Compared to 2004
Gross profit margin was 57.1% for both 2005 and 2004, as sales of Rabbit products with lower gross profit margins were offset by an increase in gross profit margin due to reduced amortization of core and purchased technology resulting from certain purchased technology becoming fully amortized during fiscal 2005.
OPERATING EXPENSES
2006 Compared to 2005
Operating expenses were $64.3 million in 2006, an increase of $9.8 million or 17.9%, compared to operating expenses of $54.5 million in 2005. The acquisition of MaxStream resulted in $3.1 million of additional operating expenses of which $2.0 million is related to in-process research and development. Fiscal 2006 also includes twelve months of operating expenses for Rabbit and FS Forth, acquired in the third quarter of fiscal 2005, resulting in incremental operating expenses of $7.5 million (of which $0.7 million is related to identifiable intangibles amortization expense) in 2006. As a result of the adoption of FAS 123R on October 1, 2005, the Company recorded $2.2 million in stock-based compensation expense in fiscal 2006. Operating expense savings of $3.0 million were realized in fiscal 2006 compared to fiscal 2005, primarily due to savings in compensation-related expenses, contract labor and professional fees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
Sales and marketing expenses were $28.6 million in 2006, an increase of $2.3 million or 8.6%, compared to sales and marketing expenses of $26.3 million in 2005. Sales and marketing expenses increased by an incremental $2.9 million due to the acquisitions of MaxStream, Rabbit and FS Forth and by an incremental $0.7 million due to stock-based compensation expense. These increases were offset by an incremental decrease in compensation-related expenses of $1.1 million due to open positions and decreased commissions in fiscal 2006 compared to fiscal 2005.
Research and development expenses were $20.9 million in 2006, an increase of $4.4 million or 26.2%, compared to research and development expenses of $16.5 million in 2005. Research and development expenses increased in fiscal 2006 compared to fiscal 2005 primarily due to incremental research and development expenses of $3.8 million due to the acquisitions of MaxStream, Rabbit and FS Forth and by an incremental $0.5 million due to stock-based compensation expense.
General and administrative expenses were $12.8 million in 2006, an increase of $1.4 million or 12.9%, compared to general and administrative expenses of $11.4 million in 2005. The increase was due to incremental expenses of $1.9 million (of which $0.7 million is related to identifiable intangibles amortization expense) related to the acquisitions of MaxStream, Rabbit and FS Forth and by an incremental $1.0 million due to stock-based compensation expense. The aforementioned increases in expenses were offset by savings of $1.2 million in compensation related expenses, professional fees and depreciation expense due to certain assets becoming fully depreciated. Intellectual property associated with a prior acquisition was sold for $0.2 million and was recorded as a contra expense in general and administrative expenses in fiscal 2006.
In-process research and development expenses associated with the acquisition of MaxStream were $2.0 million in 2006, compared to in-process research and development expenses of $0.3 million in 2005 associated with the acquisition of Rabbit in 2005 (see Note 2 to the Company’s Consolidated Financial Statements).
2005 Compared to 2004
Operating expenses were $54.5 million in 2005, an increase of $2.8 million or 5.5%, compared to operating expenses of $51.7 million in 2004. Incremental operating expenses of $4.9 million were incurred as a result of the acquisitions of Rabbit and FS Forth, during the third quarter of fiscal 2005, of which $0.3 million related to in-process research and development associated with the Rabbit 4000 microprocessor. These increases were offset in part by the Company’s continued focus on general cost containment in an effort to lower operating expenses as a percent of net sales. Although operating expenses increased $4.9 million as a result of the acquisitions of Rabbit and FS Forth, operating expenses as a percent of net sales improved to 43.6% in fiscal 2005 from 46.5% in fiscal 2004.
Sales and marketing expenses were $26.3 million in 2005, an increase of $0.8 million or 3.1%, compared to sales and marketing expenses of $25.5 million in 2004. The acquisitions of Rabbit and FS Forth during the third quarter of fiscal 2005, resulted in incremental sales and marketing expenses of $1.6 million in 2005. This increase was partially offset by a decline in variable sales and marketing expense related to a decline in net sales in certain other product categories, primarily in the network interface card product line.
Research and development expenses were $16.5 million in 2005, a decrease of $0.6 million or 3.7%, compared to research and development expenses of $17.1 million in 2004. The acquisitions of Rabbit and FS Forth resulted in incremental research and development expenses of $1.9 million. This increase was offset by a decline in chip fabrication and testing expense due to the timing of chip development. During fiscal 2004, fabrication and testing expenses were incurred for chip projects that were in development. During fiscal 2005, the development phase of these chips ended and the chips were released into volume production.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
General and administrative expenses were $11.4 million in 2005, an increase of $2.4 million or 26.6%, compared to general and administrative expenses of $9.0 million in 2004. Incremental general and administrative expenses were $0.6 million (of which $0.5 million is related to identifiable intangibles amortization) as a result of the acquisitions of Rabbit and FS Forth. In addition, general and administrative expenses increased due to increased professional service expense including legal and Section 404 Sarbanes-Oxley related expenses.
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
MaxStream, Inc.
On July 27, 2006, the Company acquired MaxStream, Inc. (MaxStream), a privately held corporation and a leader in the wireless device networking market. The total purchase price of $40.5 million included $19.8 million in cash (excluding cash acquired of $3.7 million) and $20.7 million in common stock, in exchange for all outstanding shares of MaxStream’s preferred and common stock and outstanding stock options. The Company did not replace MaxStream’s outstanding options with Digi options.
At the time of acquisition, MaxStream had development projects in process associated with the XStream Gen. 2, X. Eleven, Mesh Firmware, Xbee Zigbee Firmware and Xplore products. Management estimated that $2.0 million of the purchase price represented the fair value of acquired in-process research and development related to the products listed below (in thousands) that were under development, had a measurable percentage completed and a documented expected life, had not yet reached technological feasibility, and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.

XStream Gen. 2	$900
X. Eleven	500
Mesh Firmware	400
Xbee Zigbee Firmware	100
Xplore	100

Total in-process research and development	$2,000

The Company utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. These estimates were based on the following assumptions:
•	The estimated revenues were based upon the Company’s estimate of revenue growth for each of the products over the next five fiscal years, using the assumption that all revenue recorded after that date will be generated from future technologies.

•	The estimated gross margin was based upon historical gross margin for MaxStream’s products, with an increase over time attributable to production synergies.

•	The estimated operating expenses were based on consideration of historical selling, general and administrative expenses as a percentage of sales and MaxStream’s projected operating expenses.

•	Maintenance research and development, defined as the research and development necessary to sustain the existing technology and its revenue stream, was also included as an operating expense. The estimated remaining cost to complete each in-process research and development technology was also included in operating expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)
•	When applying the income valuation approach, the cash flows expected to be generated by an asset are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return, known as the weighted average cost of capital (“WACC”), is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The discount rate used in the income valuation approach was 25%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The Company used a 40% rate of return for the in-process research and development projects.
The Company anticipates that the XStream Gen. 2, X. Eleven, Mesh Firmware and Xbee Zigbee Firmware projects will be released in calendar year 2007 and the Xplore product will be completed at the end of calendar year 2006. These estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.
Rabbit Semiconductor Inc.
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
When applying the income valuation approach, the cash flows expected to be generated by an asset are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return, known as the WACC, is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The discount rate used in the income valuation approach was 23%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The Company used a 40% rate of return for the in-process research and development projects.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)
The Company released the Rabbit 4000 microprocessor in March 2006. The Company anticipates that the projected revenue from the Rabbit 4000 microprocessor will be in line with original projections. These estimates are subject to change and no assurance can be given that deviations from these estimates will not occur.
OTHER INCOME (EXPENSE)
Total other income, net was $2.0 million in fiscal 2006 compared to $1.0 million in fiscal 2005. The Company realized interest income on marketable securities and cash and cash equivalents of $2.4 million in fiscal 2006 compared to $1.6 million in fiscal 2005. The increase in interest income was primarily due to higher average interest rates in fiscal 2006 compared to fiscal 2005, which was partially offset by a decrease in the average investment balance. The Company earned an average interest rate of approximately 4.3% during fiscal 2006 compared to approximately 2.5% for fiscal 2005. The invested balance averaged $52.6 million during fiscal 2006 compared to $64.8 million during fiscal 2005. Interest expense was $0.2 million in fiscal 2006 primarily related to interest expense on the $5.0 million short-term loan that was used to finance the MaxStream acquisition and interest on capital leases. The short-term loan was paid in full in August 2006. Other expense was $0.2 million in fiscal 2006 and $0.5 million in fiscal 2005.
Total other income, net was $1.0 million in fiscal 2005 compared to $0.4 million in fiscal 2004. The Company realized interest income on marketable securities and cash and cash equivalents of $1.6 million in fiscal 2005 compared to $0.9 million in fiscal 2004. The increase in interest income was due to higher average interest rates in fiscal 2005 compared to fiscal 2004 and average cash and marketable securities balances were comparable between years. Interest expense was $0.1 million in fiscal 2005 related to interest expense on the $21.0 million short-term loan that was used to finance the Rabbit acquisition and interest on capital leases and a revolving line of credit held by Rabbit. The short-term loan was paid in full in July 2005. Other expense was $0.5 million in both fiscal 2005 and fiscal 2004.
INCOME TAXES
The Company’s effective income tax rate was 27.2% in fiscal 2006 compared to 1.8% in fiscal 2005. During fiscal 2006, the Company recorded $1.6 million in discrete tax benefits, primarily related to an audit of prior fiscal years which was settled with the French government in 2006. The Company had established tax reserves that were no longer required as a result of the settlement. The Company recorded an income tax benefit as a result of the reversal of the tax reserves related to this settlement. The aforementioned discrete income tax benefits reduced the effective tax rate by 10.4 percentage points in fiscal 2006. These tax benefits were partially offset by non-deductible MaxStream acquired in-process research and development expense, which increased the effective tax rate in fiscal 2006 by 4.6 percentage points (see reconciliation of the statutory income tax rate to the effective tax rate in Note 8 to the Company’s Consolidated Financial Statements). In February 2005, the Congressional Joint Committee on Taxation approved a settlement with the Internal Revenue Service on an audit of certain of the Company’s prior fiscal years income tax returns. The Company had established tax reserves in excess of the ultimate settled amounts. As a result, the Company recorded an income tax benefit of $5.7 million in fiscal 2005 representing the excess of its income tax reserves over the amount paid. The income tax benefit of $5.7 million reduced the effective tax rate by 31.6 percentage points in fiscal 2005. The effective tax rates for both fiscal 2006 and fiscal 2005 are lower than the U.S. statutory rate of 35.0% primarily due to the aforementioned income tax benefits and the utilization of income tax credits and exclusions for extraterritorial income in both years and the domestic production activities deduction in fiscal 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES (CONTINUED)
The Company’s effective income tax rate was 28.7% in fiscal 2004. The effective tax rate for fiscal 2004 is lower than the U.S. statutory rate of 35.0% primarily due to the utilization of income tax credits and exclusions for extraterritorial income.
As of September 30, 2006, the Company had United States federal net operating loss carryforwards and tax credit carryforwards of $2.6 million and $2.9 million, respectively, which expire at various dates through 2026. The Company also had foreign net operating loss carryforwards and tax credit carryforwards at September 30, 2006, of $2.0 million and $0.2 million, respectively, the majority of which carry forward indefinitely.
The Company is required to assess the realizability of its deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (FAS 109). The Company has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2006. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
INFLATION
Management believes inflation has not had a material effect on the Company’s operations or on its financial position.
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations principally with funds generated from operations. At September 30, 2006, the Company had cash, cash equivalents and short-term marketable securities of $58.9 million compared to $50.2 million at September 30, 2005. The Company’s working capital increased $13.3 million to $83.3 million at September 30, 2006, compared to $70.0 million at September 30, 2005. Working capital decreased $12.1 million in fiscal 2005 from $82.1 million at September 30, 2004 to $70.0 million at September 30, 2005.
Net cash provided by operating activities was $20.4 million during fiscal 2006 compared to net cash provided by operating activities of $18.1 million during fiscal 2005, an increase of $2.3 million. Changes in working capital generated a $4.7 million increase in net cash provided by operating activities, resulting from changes in income taxes payable and accounts receivable, partially offset by reductions resulting from inventory and account payable. Changes in tax benefits related to stock-based compensation reduced cash provided by operating activities by $2.8 million. Net cash provided by operating activities was $18.1 million during fiscal 2005 compared to net cash provided by operating activities of $19.3 million during fiscal 2004. The decline in net cash provided by operating activities of $1.2 million between comparable fiscal years ended September 30, 2005 and 2004 is primarily the result of a payment of $3.2 million to the IRS in November 2004 due to the settlement on an audit of certain of the Company’s income tax returns for prior fiscal years.
Fiscal 2004 net income of $8.7 million along with non-cash charges including depreciation and amortization expense of $8.6 million and a $2.3 million tax benefit related to stock option exercises were the primary factors that resulted in net cash provided by operating activities of $19.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Fiscal 2004 net income of $8.7 million along with non-cash charges including depreciation and amortization expense of $8.6 million and a $2.3 million tax benefit related to stock option exercises were the primary factors that resulted in net cash provided by operating activities of $19.3 million.
Net cash used in investing activities was $23.2 million during fiscal 2006 compared to net cash used in investing activities of $30.1 million and $25.0 million during fiscal 2005 and fiscal 2004, respectively. During fiscal 2006, the Company paid $16.1 million in cash (net of cash acquired of $3.7 million) for the acquisition of MaxStream and during fiscal 2005, the Company paid $48.9 million (net of cash acquired of $0.4 million) and $4.8 million for the acquisitions of Rabbit and FS Forth, respectively. Purchases of marketable securities were $6.0 million in fiscal 2006. Proceeds from the sale of intellectual property were $0.2 million in fiscal 2006. Net settlements from marketable securities were $25.0 million in fiscal 2005 compared to net purchases of $21.7 million in fiscal 2004. Purchases of property, equipment, improvements and certain other intangible assets were $1.3 million in each of the fiscal years ended 2006, 2005 and 2004. The Company also used $2.0 million in fiscal 2004 for contingent purchase price payments related to acquisitions.
During fiscal 2006, the Company generated $5.6 million from financing activities primarily due to $6.1 million of cash received from the exercise of stock options and employee stock purchase plan transactions. This was offset by $0.5 million of cash used for capital lease obligations. The Company entered into a $5.0 million short-term loan agreement during the fourth quarter of fiscal 2006 to finance the MaxStream acquisition and repaid the loan in the same quarter. The Company generated $4.9 million from financing activities in fiscal 2005, compared to $7.1 million in fiscal 2004, primarily due to cash received from the exercise of stock options and employee stock purchase plans of $6.3 million and $9.3 million in fiscal 2005 and 2004, respectively. The Company entered into a $21.0 million short-term loan during the third quarter of fiscal 2005 to finance the Rabbit acquisition. The Company determined that it was more economical to borrow funds to finance the Rabbit acquisition than to liquidate marketable securities prior to their scheduled maturities. This short-term loan was repaid in fiscal 2005. In January 2004, the short-term borrowing agreement with Sparkasse Dortmund in the amount of $2.0 million was repaid.
The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for debt and/or equity financing will be sufficient to fund its business operations for the foreseeable future.
The following summarizes the Company’s contractual obligations at September 30, 2006. However, this table excludes a potential $1.2 million installment on October 1, 2007 if FS Forth achieves certain future milestones. The Company paid $0.8 million in October 2006 as contingent consideration related to the FS Forth transaction based on the achievement of the milestones identified in the merger agreement.

	Payments due by fiscal period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating leases	$6,538	$2,400	$2,075	$1,105	$958
Capital leases	1,311	472	775	64	—

Total contractual cash obligations	$7,849	$2,872	$2,850	$1,169	$958

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
During 2006, the Company had approximately $55.9 million of net sales related to foreign customers including export sales, of which $23.3 million was denominated in foreign currency, predominately the Euro. During 2005 and 2004, the Company had approximately $53.2 million and $49.2 million, respectively, of net sales to foreign customers including export sales, of which $18.6 million and $15.8 million, respectively, were denominated in foreign currency, predominately the Euro. In future periods, a significant portion of sales will continue to be made in Euros.
RECENT ACCOUNTING DEVELOPMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections: A Replacement of APB Opinion No. 20 and SFAS No. 3.” This statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle, and also applies to instances when an accounting pronouncement does not include specific transition provisions. The statement replaces the previous requirement that voluntary changes be recognized by including the cumulative effect of the change in net income of the period of the change. The statement requires retrospective application of a new accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the statement at October 1, 2006 to have a material effect on its consolidated financial statements.
In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective for the Company in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis, and therefore the adoption of this standard will have no impact on our consolidated financial statements.
In July, 2006 the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its consolidated financial statements. However, the Company does expect to reclassify a portion of its unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not expect SAB 108 to have a material impact on its consolidated results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157 on its consolidated financial statements and does not believe the impact of the adoption will be material.
In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“FAS 158”). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 is effective for fiscal years ending after December 15, 2006. Since the Company does not have a defined benefit or other postretirement plans, FAS 158 will not impact its consolidated financial statements.
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
REVENUE RECOGNITION
The Company’s revenues are derived primarily from the sale of embedded and non-embedded products to its distributors and Direct (end-user) / OEM customers, and to a lesser extent from the sale of software licenses, fees associated with technical support, training, professional and engineering services, and royalties. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
occurred, the sales price is fixed or determinable, collectibility is reasonably assured and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.8 million at September 30, 2006 compared to $1.8 million at September 30, 2005.
The Company also generates revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 1.3% of net sales in fiscal 2006, 1.3% of net sales in fiscal 2005, and 2.6% of net sales in fiscal 2004. The Company’s software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Royalty revenue is recognized when cash is received from the customer. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to the Company’s consolidated results of operations or financial position. As of September 30, 2006 the allowance for doubtful accounts was $0.5 million compared to $0.9 million at September 30, 2005.
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
CRITICAL ACCOUNTING POLICIES (CONTINUED)
INVENTORY (CONTINUED)
conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to the Company’s consolidated results of operations or financial position. The Company has applied consistent methodologies for the net realizable value of inventories. The reserve for excess and obsolete inventory was $2.6 million and $1.6 million at September 30, 2006 and 2005, respectively.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, customer relationships, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three to thirteen years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. Methods of amortization reflect the pattern in which the asset is consumed. To date, all of the Company’s identifiable intangible assets are being amortized on a straight-line basis. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statement of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense.
In accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), identifiable intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. To the extent that the Company’s undiscounted future cash flows were to decline substantially, such an impairment charge could result. No impairment was identified during fiscal 2006. There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets. If actual experience differs from the assumptions made, the consolidated results of operations or financial position of the Company could be materially impacted.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is not amortized. However, in accordance with FAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. There are certain assumptions inherent in projecting the fair value of goodwill. Significant assumptions include the Company’s estimates of future cash flows and the cost of capital. These and other estimates are based upon information that the Company uses to prepare its annual and five year business plan projections. If actual experience differs from the assumptions made, the consolidated results of operations or financial position of the Company could be materially impacted.
The Company performed its annual goodwill impairment assessment as of June 30, 2006 utilizing a discounted cash flow technique and determined that there was no impairment. Goodwill of $65.8 million is recorded on the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES (CONTINUED)
GOODWILL (CONTINUED)
Company’s consolidated balance sheet as of September 30, 2006. (See Note 3 to the Company’s Consolidated Financial Statements).
INCOME TAXES
Deferred tax assets and liabilities are recorded based on FAS 109. The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If management determines that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined. The Company has determined that a valuation allowance is not required as of September 30, 2006.
The Company operates in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, the Company must determine the appropriate allocation of income to each of these jurisdictions. This determination requires the Company to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and could result in adjustments to the Company’s income tax balances that are material to the consolidated financial position and results of operations. During fiscal 2006 and 2005, the Company adjusted its income tax reserves by $1.6 million and $5.7 million, respectively, primarily resulting from settlements with the French government and the Internal Revenue Service related to audits of prior fiscal years. (See Note 8 to the Company’s Consolidated Financial Statements). Certain open tax years are expected to close during fiscal year 2007 and future years that may result in adjustments to the Company’s income tax balances in those years that are material to its consolidated financial position and results of operations.
STOCK-BASED COMPENSATION
In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) which revises FAS 123 and supersedes APB 25. This standard requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Under this statement, the Company must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). In April 2005 the SEC delayed the effective date of FAS 123R and as a result, the Company has adopted the provisions of this standard beginning October 1, 2005. The adoption of this standard resulted in an increase in compensation expense of $2.3 million and a reduction to net income of $1.5 million and net income per diluted common share of $0.06 for fiscal 2006. The consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of FAS123R. (See Note 9 to the Company’s Consolidated Financial Statements). Compensation expense for stock-based compensation is estimated on the grant date using the Black-Scholes model. The Company’s specific assumptions for the risk free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 9 to the Consolidated Financial Statements. Additionally, under FAS 123R, the Company is required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized.

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
During 2006, the average monthly exchange rate for the Euro to the U.S. Dollar decreased by approximately 3.2% from 1.2724 to 1.2312 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 7.7% from .0093 to .0086. A 10.0% change from the 2006 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.6% increase or decrease in annual net sales and a 1.3% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.
We have completed integrated audits of Digi International Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 9, the Company adopted the provisions of Financial Accounting Standards Board No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) beginning October 1, 2005.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded MaxStream, Inc. (MaxStream) from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded MaxStream from our audit of internal control over financial reporting. MaxStream’s total assets represented 2.8% of total consolidated assets as of September 30, 2006 and MaxStream’s total net sales represented 2.2% of the total consolidated net sales for the year ended September 30, 2006.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 4, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common share data)

For the fiscal years ended September 30,	2006	2005	2004
Net sales	$144,663	$125,198	$111,226
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	62,322	49,516	43,443
Amortization of purchased and core technology	4,836	4,191	4,314

Gross profit	77,505	71,491	63,469

Operating expenses:
Sales and marketing	28,591	26,339	25,556
Research and development	20,861	16,531	17,159
General and administrative	12,830	11,364	8,973
Acquired in-process research & development	2,000	300	—

Total operating expenses	64,282	54,534	51,688

Operating income	13,223	16,957	11,781

Other income (expense):
Interest income	2,426	1,581	856
Interest expense	(213)	(104)	(19)
Other expense	(169)	(451)	(468)

Total other income, net	2,044	1,026	369

Income before income taxes	15,267	17,983	12,150
Income tax provision	4,154	318	3,487

Net income	$11,113	$17,665	$8,663

Net income per common share:
Basic	$0.48	$0.79	$0.41

Diluted	$0.46	$0.76	$0.39

Weighted average common shares, basic	23,338	22,450	21,196

Weighted average common shares, diluted	24,080	23,371	22,031

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

As of September 30,	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$15,674	$12,990
Marketable securities	43,207	37,184
Accounts receivable, net	20,305	16,897
Inventories	21,911	18,527
Net deferred tax assets	2,667	2,892
Other	2,861	2,223

Total current assets	106,625	90,713
Property, equipment and improvements, net	19,488	20,808
Identifiable intangible assets, net	31,341	26,342
Goodwill	65,841	38,675
Net deferred tax assets	1,366	—
Other	660	1,093

Total assets	$225,321	$177,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion, and short-term borrowings	$381	$414
Accounts payable	6,748	6,272
Income taxes payable	4,712	3,306
Accrued expenses:
Compensation	5,851	5,308
Other	5,318	5,048
Deferred revenue	274	370

Total current liabilities	23,284	20,718
Capital lease obligations, net of current portion	725	1,181
Net deferred tax liabilities	7,482	2,195

Total liabilities	31,491	24,094

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 27,748,640 and 25,456,755 shares issued and outstanding	277	255
Additional paid-in capital	164,782	136,513
Retained earnings	47,009	35,896
Accumulated other comprehensive income	940	639
Treasury stock, at cost, 2,711,496 and 2,794,562 shares	(19,178)	(19,766)

Total stockholders’ equity	193,830	153,537

Total liabilities and stockholders’ equity	$225,321	$177,631

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the fiscal years ended September 30,	2006	2005	2004
Operating activities:
Net income	$11,113	$17,665	$8,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,711	2,295	2,432
Amortization of identifiable intangible assets and other assets	7,855	6,575	6,165
Bad debt and product return recoveries	(368)	(820)	(453)
Gain on sale of intellectual property	(247)	—	—
Provision for inventory obsolescence	542	76	—
Excess tax benefits from stock-based compensation	(726)	—	—
Tax benefit related to the exercise of stock options	—	2,113	2,274
Stock-based compensation	2,289	53	125
Deferred income taxes	1,700	1,052	1,448
Acquired in-process research & development	2,000	300	—
Other	82	1	9
Changes in operating assets and liabilities:
Accounts receivable	(818)	(2,730)	926
Inventories	(2,883)	(602)	(790)
Other assets	(195)	(736)	(286)
Income taxes payable	(631)	(7,039)	(510)
Accounts payable	(1,174)	863	(1,326)
Accrued expenses	(814)	(1,010)	644

Total adjustments	9,323	391	10,658

Net cash provided by operating activities	20,436	18,056	19,321

Investing activities:
Purchase of held-to-maturity marketable securities	(48,881)	(48,943)	(129,983)
Proceeds from maturities of held-to-maturity marketable securities	42,858	73,898	108,249
Proceeds from sale of intellectual property	247	—	—
Purchase of property, equipment, improvements and certain other intangible assets	(1,331)	(1,329)	(1,293)
Contingent purchase price payments related to business acquisitions	—	—	(1,961)
Acquisition of MaxStream, Inc., net of cash acquired	(16,096)	—	—
Acquisition of Rabbit Semiconductor, Inc., net of cash acquired	—	(48,934)	—
Acquisition of FS Forth-Systeme GmbH and Sistemas Embebidos S.A., net of cash acquired	—	(4,759)	—

Net cash used in investing activities	(23,203)	(30,067)	(24,988)

Financing activities:
Payments on short-term borrowing and line of credit	—	(1,274)	(2,149)
Payments on capital lease obligations and long-term debt	(490)	(152)	—
Borrowing on note payable	5,000	21,000	—
Payment on note payable	(5,000)	(21,000)	—
Proceeds from stock option plan transactions	4,558	5,600	8,587
Proceeds from employee stock purchase plan transactions	764	721	668
Excess tax benefits from stock-based compensation	726	—	—

Net cash provided by financing activities	5,558	4,895	7,106

Effect of exchange rates changes on cash and cash equivalents	(107)	578	861

Net increase (decrease) in cash and cash equivalents	2,684	(6,538)	2,300
Cash and cash equivalents, beginning of period	12,990	19,528	17,228

Cash and cash equivalents, end of period	$15,674	$12,990	$19,528

Supplemental Cash Flows Information:
Interest paid	$213	$104	$19
Income taxes paid	$3,384	$4,314	$347
Income taxes refunded	$(513)	$(2)	$(163)
Other non-cash financing items:
Assumption of line of credit related to acquisition	$—	$1,275	$—
Assumption of capital leases related to acquisition	$—	$1,747	$—
Accrual for FS Forth-Systeme GmbH contingent purchase price payment	$800	$—	$—
Issuance of common stock for MaxStream acquisition	$20,704	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
For the years ended September 30, 2006, 2005 and 2004

							Unearned	Accumulated
					Additional		Stock	Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Compen-	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	sation	Income (Loss)	Equity
Balances, September 30, 2003	23,212	$232	2,970	$(21,005)	$117,720	$9,568	$(86)	$(566)	$105,863

Net income						8,663			8,663
Foreign currency translation adjustment								899	899

Total comprehensive income									9,562

Employee stock purchase issuances			(104)	735	(67)				668
Stock compensation expensed							80		80
Issuance of stock upon exercise of stock options	1,466	15			8,572				8,587
Tax benefit realized upon exercise of stock options					2,274				2,274
Forfeiture of stock options					(6)		6		—
Stock options issued to non-employees					45				45

Balances, September 30, 2004	24,678	247	2,866	(20,270)	128,538	18,231	—	333	127,079

Net income						17,665			17,665
Foreign currency translation adjustment								306	306

Total comprehensive income									17,971

Employee stock purchase issuances			(71)	504	217				721
Issuance of stock upon exercise of stock options	779	8			5,592				5,600
Tax benefit realized upon exercise of stock options					2,113				2,113
Stock options issued to non-employees					53				53

Balances, September 30, 2005	25,457	255	2,795	(19,766)	136,513	35,896	—	639	$153,537

Net income						11,113			11,113
Foreign currency translation adjustment								301	301

Total comprehensive income									11,414

Employee stock purchase issuances			(83)	588	176				764
Issuance of stock upon exercise of stock options	615	6			4,552				4,558
Tax benefit realized upon exercise of stock options					564				564
Stock-based compensation expense					2,289				2,289
Issuance of stock — MaxStream acquisition	1,677	16			20,688				20,704

Balances, September 30, 2006	27,749	$277	2,712	$(19,178)	$164,782	$47,009	$—	$940	$193,830

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS DESCRIPTION
Digi is a worldwide leader in device networking for business, developing reliable products and technologies to connect and securely manage local or remote electronic devices over the network or via the Internet. Businesses use Digi products to create, customize and control retail operations, industrial automation and other applications.
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
CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities in excess of three months are classified as marketable securities. Marketable securities consist of high-grade commercial paper and corporate bonds. All marketable securities are classified as held-to-maturity and are carried at amortized cost. Gross unrealized holding losses were $55,145 and $144,312 as of September 30, 2006 and 2005, respectively. Because the Company intends to hold all marketable securities until maturity, realization of the unrealized holding loss at September 30, 2006 is not likely, and therefore not recorded.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables. Creditworthiness and account payment status are routinely monitored and collateral is not required. The Company maintains an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of the Company’s customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience.
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
PROPERTY, EQUIPMENT AND IMPROVEMENTS
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over their estimated useful lives. Furniture and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY, EQUIPMENT AND IMPROVEMENTS (CONTINUED)
fixtures and other equipment are depreciated over a period of three to five years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Equipment under capital lease is depreciated over the lease term. The Company owns and occupies three buildings located in Minnetonka and Eden Prairie, Minnesota and Dortmund, Germany. The Company is attempting to sell the building in Dortmund, Germany.
Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets and range from three to thirteen years. Methods of amortization reflect the pattern in which the asset is consumed. To date, all of the Company’s identifiable intangible assets are being amortized on a straight-line basis. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statement of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expense as a component of general and administrative expense.
In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), identifiable intangible assets are reviewed at least annually for impairment, or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. No impairments were identified during fiscal 2006, 2005 or 2004.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is subject to an impairment assessment, using a discounted cash flow technique by reporting unit, at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. The Company performed its annual goodwill impairment assessment as of June 30, 2006 utilizing a discounted cash flow technique. Since the calculated fair value of each reporting unit exceeded book value, there was no impairment identified.
STOCK REPURCHASES
From time to time, the Board of Directors authorizes the Company to repurchase common stock when market conditions are favorable or when a strategic opportunity exists. The Company has outstanding a Board of Directors authorization to repurchase up to 1,000,000 shares of its common stock. As of September 30, 2006, no common stock has been repurchased under this authorization.

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
Revenue recognized for hardware product sales was 98.7% of net sales in fiscal 2006 and fiscal 2005 and 97.4% of net sales in fiscal 2004. The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including Direct (end-user) / OEMs and distributors. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by the Company based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded.
The Company also generates revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 1.3% of net sales in fiscal 2006, 1.3% of net sales in fiscal 2005, and 2.6% of net sales in fiscal 2004. The Company’s software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. The Company’s customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Royalty revenue is recognized when cash is received from the customer. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
RESEARCH AND DEVELOPMENT
Research and development costs are expensed when incurred. Research and development costs include compensation, allocation of corporate costs, depreciation, professional services and prototypes. Software development costs are expensed as incurred until the point that technological feasibility and proven marketability of the product are established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

Years ended September 30,	2006	2005	2004

Numerator:
Net income	$11,113	$17,665	$8,663

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	23,338	22,450	21,196

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	742	921	835

Denominator for diluted net income per common share — adjusted weighted average shares	24,080	23,371	22,031

Basic net income per common share	$0.48	$0.79	$0.41

Diluted net income per common share	$0.46	$0.76	$0.39

Stock options to purchase 1,327,000, 720,875 and 2,053,609 common shares at September 30, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be antidilutive whether or not the Company generated net income.
STOCK-BASED COMPENSATION
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
an employee is required to provide the service (usually the vesting period). Under the modified prospective method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the non-vested portion of awards granted prior to October 1, 2005. The consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of FAS123R. See Note 9 — Stock-Based Compensation for pro forma disclosure of stock-based compensation for fiscal 2005 and fiscal 2004.
FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of the Company’s international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the weighted average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. The Company has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.
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
COMPREHENSIVE INCOME
For the Company, comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to the accumulated other comprehensive income account in stockholders’ equity.
RECENT ACCOUNTING DEVELOPMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections: A Replacement of APB Opinion No. 20 and SFAS No. 3.” This statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle, and also applies to instances when an accounting pronouncement does not include specific transition provisions. The statement replaces the previous requirement that voluntary changes be recognized by including the cumulative effect of the change in net income of the period of the change. The statement requires retrospective application of a new accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for changes and corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the statement at October 1, 2006 to have a material effect on its consolidated financial statements.
In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)
This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard will be effective for the Company in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis, and therefore the adoption of this standard will have no impact on its consolidated financial statements.
In July, 2006 the FASB issued Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its consolidated financial statements. However, the Company does expect to reclassify a portion of its unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not expect SAB 108 to have a material impact on its consolidated results of operations or financial position.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157 on its consolidated financial statements and does not believe the impact of the adoption will be material.
In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“FAS 158”). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 is effective for fiscal years ending after December 15, 2006. Since the Company does not have a defined benefit or other postretirement plans, FAS 158 will not impact its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS
MaxStream, Inc.
On July 27, 2006, the Company acquired MaxStream, Inc. (MaxStream), a privately held corporation and a leader in the wireless device networking market. The total purchase price of $40.5 million included $19.8 million in cash (excluding cash acquired of $3.7 million) and $20.7 million in common stock, in exchange for all outstanding shares of MaxStream’s preferred and common stock and outstanding stock options. The Company did not replace MaxStream’s outstanding options with Digi options. The value of the Company’s common stock was based on a per share value of $12.35, calculated as the average market price of the common stock during the two business days immediately preceding July 27, 2006 when the parties reached agreement on terms and announced the acquisition.
The above purchase consideration includes an adjustment of $0.6 million pertaining to the closing working capital of MaxStream as of July 27, 2006.
Cash in the amount of $1.925 million and 165,090 shares of common stock have been deposited to an escrow fund established at Wells Fargo Bank, Minnesota. These amounts will be held in escrow for a period not to exceed one year from the date of closing to satisfy possible claims that may arise pursuant to specific representation and warranty sections of the merger agreement. The escrowed amounts of cash and stock have been included in the determination of the purchase consideration on the date of acquisition because management believes the outcome of the representation and warranty matters is determinable beyond a reasonable doubt.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $26.4 million and a charge of $2.0 million for acquired in-process research and development. The Company believes that the acquisition resulted in the recognition of goodwill primarily because MaxStream’s wireless technologies and products significantly expand Digi’s wireless offering, covering both short and medium range distances using embedded modules and boxed/packaged solutions and provides the capability to provide our customers end-to-end wireless solutions.
MaxStream’s operating results are included in the Company’s consolidated results of operations from the date of acquisition. The consolidated balance sheet as of September 30, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The table below sets forth the final purchase price allocation (in thousands):

Cash, including cash in escrow and direct acquisition costs	$19,826
Common stock, including stock in escrow	20,704

$40,530

Fair value of net tangible assets acquired	$4,716
Identifiable intangible assets:
Existing purchased and core technology	6,900
Existing customer relationships	3,600
Trade names and trademarks	300
Patent pending / unpatented technology	1,300
In-process research and development	2,000
Goodwill	26,433
Deferred tax liabilities related to identifiable intangibles	(4,719)

$40,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The purchased and core technologies identified above have useful lives ranging between four to nine years, customer relationships have useful lives of ten years, and patents and trademarks have useful lives between five to ten years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which the Company expects to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset is consumed.
At the time of acquisition, MaxStream had development projects in process associated with the XStream Gen. 2, X. Eleven, Mesh Firmware, Xbee Zigbee Firmware and Xplore products. Management estimated that $2.0 million of the purchase price represented the fair value of acquired in-process research and development related to the products listed below (in thousands) that were under development, had a measurable percentage completed and a documented expected life, had not yet reached technological feasibility, and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.

XStream Gen. 2	$900
X. Eleven	500
Mesh Firmware	400
Xbee Zigbee Firmware	100
Xplore	100

Total in-process research and development	$2,000

The Company utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. These estimates were based on the following assumptions:
•	The estimated revenues were based upon the Company’s estimate of revenue growth for each of the products over the next five fiscal years, using the assumption that all revenue recorded after that date will be generated from future technologies.

•	The estimated gross margin was based upon historical gross margin for MaxStream’s products, with an increase over time attributable to production synergies.

•	The estimated operating expenses were based on consideration of historical selling, general and administrative expenses as a percentage of sales and MaxStream’s projected operating expenses.

•	Maintenance research and development, defined as the research and development necessary to sustain the existing technology and its revenue stream, was also included as an operating expense. The estimated remaining cost to complete each in-process research and development technology was also included in operating expenses.

•	When applying the income valuation approach, the cash flows expected to be generated by an asset are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return, known as the weighted average cost of capital (“WACC”), is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The discount rate used in the income valuation approach was 25%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The Company used a 40% rate of return for the in-process research and development projects.
The Company anticipates that all of the projects will be released in calendar year 2007, with the exception of Xplore which will be released during calendar year 2006. These estimates described above are subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.
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
Rabbit’s operating results are included in the Company’s consolidated results of operations from the date of acquisition. The consolidated balance sheets as of September 30, 2006 and 2005 reflect the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The table below sets forth the final purchase price allocation (in thousands):

Cash, including direct acquisition costs	$49,287

Fair value of net tangible assets acquired	$8,766
Identifiable intangible assets:
Purchased and core technology	8,700
Customer relationships	4,400
Patents and trademarks	2,600
In-process research and development	300
Goodwill	30,644
Deferred tax liabilities related to identifiable intangibles	(6,123)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
feasibility and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.
The Company utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. These estimates were based on the following assumptions:
•	The estimated revenues were based upon the Company’s estimate of revenue growth over the next six fiscal years, or the estimated life cycle of the Rabbit 4000 microprocessor, using the assumption that all revenue recorded after that date will be generated from future technologies.

•	The estimated gross margin was based upon historical gross margin for Rabbit’s products, with an increase over time attributable to production synergies.

•	The estimated selling, general and administrative expenses were based on consideration of historical operating expenses as a percentage of sales and Rabbit’s projected operating expenses.

•	When applying the income valuation approach, the cash flows expected to be generated by an asset are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return, known as the WACC, is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The discount rate used in the income valuation approach was 23%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. The Company used a 40% rate of return for the in-process research and development projects.
The Company released the Rabbit 4000 microprocessor in March 2006. The Company anticipates that the projected revenue from the Rabbit 4000 microprocessor will be in line with original projections. These estimates are subject to change and no assurance can be given that deviations from these estimates will not occur.
FS Forth-Systeme GmbH/Sistemas Embebidos S.A.
Effective April 1, 2005, the Company acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. FS Forth is a provider of embedded modules, software and development services. The purchase price included a payment of $5.6 million in cash, with contingent consideration of up to $1.2 million payable on October 1, 2007 if FS Forth achieves certain future milestones. A payment of $0.8 million was made in October 2006 as contingent consideration based on the achievement of the milestones identified in the merger agreement. This contingent consideration is recorded as an accrued liability and an addition to goodwill as of September 30, 2006.
The purchase price allocation resulted in goodwill of $3.2 million. The Company believes that the FS Forth acquisition resulted in the recognition of goodwill primarily because of the anticipated extension of its commercial device networking module business. FS Forth had modules that would immediately add value to the Company’s broader module product line.
FS Forth’s operating results are included in the Company’s consolidated results of operations from the date of acquisition. The consolidated balance sheets as of September 30, 2006 and 2005 reflect the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The table below sets forth the purchase price allocation (in thousands):

Cash, including direct acquisition costs	$5,554

Fair value of net tangible assets acquired	$1,154
Identifiable intangible assets:
Purchased and core technology	720
Customer relationships	1,290
Goodwill	3,174
Deferred tax liabilities related to identifiable intangibles	(784)

$5,554

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
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of MaxStream and Rabbit had occurred as of the beginning of each period presented. Pro forma adjustments include amortization of identifiable intangible assets. The pro forma net income for the year ended September 30, 2006 includes the $2.0 million charge related to acquired in-process research and development associated with the MaxStream acquisition. The pro forma net income for the year ended September 30, 2005 includes the $0.3 million charge related to acquired in-process research and development associated with the Rabbit acquisition.
(in thousands, except per common share amounts)

	Year ended September 30,
	2006	2005
Net sales	$155,749	$156,574
Net income	$10,738	$15,252
Net income per common share, basic	$0.46	$0.63
Net income per common share, diluted	$0.45	$0.60
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the MaxStream and Rabbit acquisitions occurred as of the beginning of each period presented above, nor are they necessarily indicative of the results that will be obtained in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Identifiable Intangible Assets
Amortized identifiable intangible assets as of September 30, 2006 and 2005 are comprised of the following (in thousands):

	As of September 30, 2006			As of September 30, 2005
	Total			Total
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net

Purchased and core technology	$48,022	$(31,492)	$16,530	$41,086	$(26,517)	$14,569
License agreements	2,440	(1,890)	550	2,440	(1,490)	950
Patents and trademarks	7,608	(2,837)	4,771	5,691	(1,956)	3,735
Customer maintenance contracts	700	(324)	376	700	(254)	446
Customer relationships	11,470	(2,356)	9,114	7,803	(1,161)	6,642

Total	$70,240	$(38,899)	$31,341	$57,720	$(31,378)	$26,342

Amortization expense for fiscal years 2006, 2005 and 2004 is as follows (in thousands):

Fiscal year	Total
2006	$7,484
2005	$6,037
2004	$5,617
Estimated amortization expense for the next five years is as follows (in thousands):

2007	$7,487
2008	$5,639
2009	$4,358
2010	$3,960
2011	$3,345
Goodwill
The changes in the carrying amount of goodwill for fiscal 2006 and 2005 are as follows (in thousands):

	2006	2005
Beginning balance, October 1	$38,675	$5,816
Acquisition of MaxStream	26,433
Acquisition of Rabbit	—	30,644
Acquisition of FS Forth	800	2,374
Other, primarily currency translation adjustment	(67)	(159)

Ending balance, September 30	$65,841	$38,675

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
During fiscal 2005 and 2004, the Company operated in two reportable segments. Effective October 1, 2005, the Company changed its organizational structure to functional reporting to eliminate redundancies in management and infrastructure. In addition, certain intellectual property that was previously utilized primarily in products that comprised the Device Networking Solutions segment has now been integrated throughout the Company’s products in order to provide more functionality and allow for ease of migration to next generation technologies for the Company’s customers. As a result of these changes in organizational structure and use of the Company’s product technology, the Chief Executive Officer, as the chief operating decision maker, now reviews and assesses financial information, operating results, and performance of the Company’s business in the aggregate. Accordingly, effective October 1, 2005, the Company has a single operating and reporting segment and all periods presented have been reclassified to conform to the single reportable segment.
The Company’s revenues consist of products that are in non-embedded and embedded product groupings. Non-embedded products provide external connectivity solutions, while embedded products solutions generally incorporate networking modules or microprocessors that are smaller in size than non-embedded products and are internal to the devices being networked. The products included in the non-embedded product grouping include multi-port serial adapters, network connected products including terminal servers and non-embedded device servers, universal serial bus connected products, and cellular products. The products included in the embedded product grouping include microprocessors and development tools, embedded modules, core modules and single-board computers, and network interface cards. The following table provides revenue by product grouping (in thousands):

	Year Ended September 30
	2006	2005	2004
Non-embedded	$86,638	$87,453	$82,896
Embedded	58,025	37,745	28,330

Total net sales	$144,663	$125,198	$111,226

The information in the following table provides revenue by the geographic location of the customer for the years ended September 30, 2006, 2005 and 2004 (in thousands):

	Year Ended September 30,
	2006	2005	2004
United States	$88,770	$72,004	$61,881
Europe	35,104	29,380	23,090
Asia Pacific	16,557	22,167	25,717
Other international	4,232	1,647	538

Total net sales	$144,663	$125,198	$111,226

Net long-lived assets by geographic location:

	As of September 30,
	2006	2005	2004
United States	$13,870	$15,424	$13,016
International, primarily Europe	5,618	5,384	5,618

Total net long-lived assets	$19,488	$20,808	$18,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
The Company’s U.S. export sales comprised 35.4%, 40.4% and 44.2% of net sales for the years ended September 30, 2006, 2005 and 2004, respectively.
The following table identifies customers whose net sales comprised more than 10% of net sales during the years ended September 30, 2006, 2005 and 2004 as well as customers who comprised more than 10% of trade accounts receivable as of September 30, 2006, 2005 and 2004:

	Year Ended September 30,
	2006		2005		2004
		Accounts		Accounts		Accounts
	Net Sales %	Receivable %	Net Sales %	Receivable %	Net Sales %	Receivable %
Customer A	*	11.2%	*	10.3%	*	24.7%
Customer B	*	*	12.9%	*	15.6%	*
Customer C	*	*	*	*	*	11.6%
Customer D	*	*	*	*	*	10.3%

*	Represents less than 10% of net sales or trade accounts receivable, as applicable
5. SELECTED BALANCE SHEET DATA

As of September 30, (in thousands)	2006	2005
Accounts receivable, net:
Accounts receivable	$20,800	$17,769
Less allowance for doubtful accounts	495	872

	$20,305	$16,897

Inventories:
Raw materials	$16,491	$15,074
Work in process	606	569
Finished goods	4,814	2,884

	$21,911	$18,527

Property, equipment and improvements, net:
Land	$2,381	$2,351
Buildings	20,653	20,124
Improvements	2,612	2,638
Equipment	12,483	17,484
Purchased software	8,929	9,794
Furniture and fixtures	1,756	1,615

	48,814	54,006
Less accumulated depreciation and amortization	29,326	33,198

	$19,488	$20,808

Other accrued expenses:
Product warranty accrual	$1,104	$1,187
Accrued professional fees	879	1,417
Other accrued expenses	3,335	2,444

	$5,318	$5,048

Included in equipment at September 30, 2006 is $2.4 million of equipment under capital leases with accumulated depreciation of $1.2 million. Depreciation expense was $2.7 million, $2.3 million and $2.4 million for each of the fiscal years ended 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. FINANCIAL GUARANTEES
The Company, in general, warrants its products to be free from defects in material and workmanship under normal use and service. The warranty periods range from 90 days to five years from the date of receipt. The Company has the option to repair or replace products it deems defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2006, 2005 and 2004 (in thousands):

		Accruals for
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1,	issued	made	September 30,
2006	$1,187	$454 (1)	$(537)	$1,104
2005	$855	$900 (1)	$(568)	$1,187
2004	$879	$493	$(517)	$855

(1)	Includes $17 for fiscal 2006 and $97 for fiscal 2005 of warranty liabilities assumed as a result of acquisitions described in Note 2.
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
7. CAPITAL LEASE OBLIGATIONS AND SHORT-TERM BORROWINGS
On July 26, 2006, the Company entered into a short-term loan agreement in the amount of $5.0 million to finance the July 27, 2006 acquisition of MaxStream, Inc. Interest was based on the daily LIBOR rate plus 0.35% which ranged between 5.64% and 5.70% from the date of the loan through August 17, 2006. Per the terms of the agreement, payment of the outstanding balance was due October 31, 2006; however, the Company had the option to prepay without penalty. The Company paid the note in full on August 17, 2006.
On May 20, 2005, the Company entered into a short-term loan agreement in the amount of $21.0 million. This short-term note was used to finance the Rabbit acquisition. Per the terms of the agreement, payment of the outstanding balance was due October 1, 2005; however, the Company had the option to prepay without penalty. The Company paid the note in full on July 15, 2005. Interest was based on the daily LIBOR rate plus 0.35% which ranged between 3.39% and 3.68% from the date of the loan through July 15, 2005.
At the time the Company acquired Rabbit (see Note 2), Rabbit maintained a $5.0 million revolving line of credit with an outstanding balance of $1.3 million. The Company repaid all but $1,000 of this line of credit which is classified as a current short-term borrowing as of September 30, 2005. The remaining $1,000 was paid in December 2005. The revolving line of credit agreement was terminated as of March 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. CAPITAL LEASE OBLIGATIONS AND SHORT-TERM BORROWINGS (CONTINUED)
At the time the Company acquired Rabbit and FS Forth (see Note 2), Rabbit and FS Forth had outstanding capital lease agreements for equipment. The following table summarizes future amounts due under capital leases (in thousands):

Fiscal Year
2007	$472
2008	445
2009	330
2010	64

Total minimum payments required	1,311

Less interest on capital lease obligations	(205)

Net minimum principal payments	1,106

Less capital lease obligations, current portion	(381)

Capital leases obligations, net of current portion	$725

8. INCOME TAXES
The components of the income tax provision are as follows (in thousands):

	For the years ended September 30,
	2006	2005	2004

Currently payable:
Federal	$2,248	$(2,325)	$923
State	991	968	700
Foreign	(785)	623	416
Deferred:
U.S.	951	589	1,266
Foreign	749	463	182

	$4,154	$318	$3,487

The net deferred tax asset at September 30 consists of the following (in thousands):

	2006	2005
Current deferred tax asset	$2,667	$2,892
Non-current deferred tax asset	1,366	—
Non-current deferred tax liability	(7,482)	(2,195)

Net deferred tax (liability) asset	$(3,449)	$697

	2006	2005
Uncollectible accounts and other reserves	$978	$1,393
Depreciation and amortization	1,073	372
Inventories	845	984
Compensation costs	844	515
Net operating loss carryforwards	1,682	3,137
Tax credit carryforwards	3,140	4,246
Identifiable intangible assets	(12,011)	(9,950)

Net deferred tax (liability) asset	$(3,449)	$697

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
As of September 30, 2006, the Company had domestic federal net operating loss carryforwards and tax credit carryforwards of $2.6 million and $2.9 million, respectively, which expire at various dates through 2026. The Company also had foreign net operating loss carryforwards and tax credit carryforwards at September 30, 2006, of $2.0 million and $0.2 million, respectively, the majority of which carry forward indefinitely.
The Company has concluded that it is more likely than not that net deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2006. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If the Company’s future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended September 30 is as follows:

	2006	2005	2004
Statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	4.2	3.5	3.8
Utilization of tax credits	(2.7)	(3.4)	(4.8)
Extraterritorial income tax benefit and manufacturing deduction	(3.3)	(3.0)	(3.6)
Acquired in-process research and development	4.6	0.6	—
Reversal of tax reserves primarily due to settlement of tax audits	(10.4)	(31.6)	—
Non-deductible stock-based compensation	0.8	—	—
Other	(1.0)	0.7	(1.7)

	27.2%	1.8%	28.7%

During fiscal 2006, the Company recorded discrete tax benefits of $1.6 million, primarily related to the settlement of an audit with the French government of certain of the Company’s prior fiscal years income tax returns. The Company had established tax reserves that were no longer required as a result of the settlement.
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
The Company operates in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, the Company must determine the appropriate allocation of income to each of these jurisdictions. This determination requires the Company to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve. Certain open tax years are expected to close during fiscal year 2007 and future years that may result in adjustments to the Company’s income tax balances in those years that are material to its consolidated financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION
The Company’s Stock Option Plan (the Stock Option Plan) provides for the issuance of non-statutory stock options (NSOs) and incentive stock options (ISOs) to key employees and non-employee board members holding not more than 5% of the outstanding shares of the Company’s common stock. The Company’s Non-Officer Stock Option Plan (the Non-Officer Plan) provides for the issuance of NSOs to key employees who are not officers or directors of the Company. The Company’s 2000 Omnibus Stock Plan (the Omnibus Plan and, together with the Stock Option Plan and the Non-Officer Plan, the Plans), provides for the issuance of stock-based incentives, including ISOs and NSOs, to employees and others who provide services to the Company, including consultants, advisers and directors. Options granted under the Plans will expire if unexercised after ten years from the date of grant. Options granted under the Plans generally vest over a four-year service period.
The exercise price for ISOs and non-employee director options granted under the Stock Option Plan or the Omnibus Plan is set at the fair market value of the Company’s common stock based on the closing price on the date of grant. The exercise price for nonstatutory options granted under the Plans is set by the Compensation Committee of the Board of Directors. While the Plans expressly permit grants at less than fair market value, the Company’s practice is to only award grants at fair market value. The authority to grant options under the Plans and set other terms and conditions rests with the Compensation Committee. The Stock Option Plan and Non-Officer Plan terminate in 2006 and the Omnibus Plan terminates in 2010. The Company recorded cash received from the exercise of stock options of $4.6 million and related tax benefits of $0.7 million during fiscal 2006. Upon exercise, the Company issues new shares of stock.
The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2006, 2005 or 2004.
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
The Company also sponsors an Employee Stock Purchase Plan (the Purchase Plan) covering all domestic employees. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.8 million, $0.5 million and $0.7 million in the fiscal years ended 2006, 2005 and 2004, respectively. Pursuant to the Purchase Plan, 83,066, 71,345 and 103,875 common shares were issued to employees during the fiscal years ended 2006, 2005 and 2004 respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2006, 169,084 common shares are available for future issuances under the Purchase Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), as amended by FASB Staff Position No. FAS 123(R)-4 (FSP FAS 123(R)-4), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the non-vested portion of awards granted prior to October 1, 2005. Compensation expense recorded during fiscal 2006 includes approximately $0.7 million related to awards issued subsequent to September 30, 2005. In addition, compensation expense recorded during fiscal 2006 includes approximately $1.6 million related to the current vesting portion of awards issued prior to September 30, 2005.
The impact of adopting FAS No. 123R for the Company’s fiscal year ended September 30, 2006 was an increase in compensation expense of $2.3 million and a reduction of $0.07 for basic earnings per share and $0.06 for diluted earnings per share. The total income tax benefit recognized in the income statement for stock based compensation during fiscal 2006 was $0.8 million. Compensation cost capitalized as part of inventory was immaterial as of September 30, 2006.
Stock-based compensation expense (pre-tax) is included in the consolidated results of operations for the year ended September 30, 2006 as follows (in thousands):

Year Ended
September 30, 2006
Cost of sales	$89
Sales and marketing	694
Research and development	530
General and administrative	976

Total stock-based compensation	$2,289

FAS No. 123R also requires that the excess windfall tax benefit resulting from the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the Consolidated Statements of Cash Flows. In periods prior to October 1, 2005, such amounts were presented as a component of cash flows from operating activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
A summary of options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

				Weighted
	Options		Weighted	Average	Aggregate
	Available	Options	Average	Contractual Term	Intrinsic
	for Grant	Outstanding	Exercise Price	(in years)	Value(1)
Balances, September 30, 2003	2,002	5,856	$8.44

Granted	(640)	640	10.02
Exercised	—	(1,466)	5.86
Cancelled	126	(245)	14.28

Balances, September 30, 2004	1,488	4,785	$9.15

Granted	(635)	635	13.41
Exercised	—	(778)	7.20
Cancelled	97	(131)	12.91

Balances, September 30, 2005	950	4,511	$9.98

Granted	(478)	478	12.34
Exercised	—	(615)	7.41
Cancelled	125	(134)	12.49

Balances, September 30, 2006	597	4,240	$10.54	5.40	$15,154

Exercisable at September 30, 2004		3,869	$9.33
Exercisable at September 30, 2005		3,544	$9.54
Exercisable at September 30, 2006		3,300	$10.08	4.48	$13,622

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on Digi’s closing stock price of $13.50 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the twelve months ended September 30, 2006 was $2.9 million. The weighted average fair value of options granted during the twelve months ended September 30, 2006 was $5.79. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Risk free interest rate	4.28% — 5.02%
Expected option holding period	3 — 5 years
Expected volatility	50% — 60%
Weighted average volatility	55%
Expected dividend yield	0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
are expected to be outstanding. The risk-free rate used is the zero-coupon U.S. Treasury bond rate in effect at the time of the grant whose maturity equals the expected term of the option.
A summary of the Company’s non-vested options as of September 30, 2006 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2005	967	$4.81

Granted	478	5.79
Vested	(412)	4.59
Forfeited	(93)	5.56

Nonvested at September 30, 2006	940	$5.33

The Company used historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2006 was 2.5%. As of September 30, 2006 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements net of expected forfeitures was $4.8 million and the related weighted average period over which it is expected to be recognized is approximately 2.6 years.
At September 30, 2006, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Options	Contractual Life	Average	Options	Average
Exercise Prices	Outstanding	(In Years)	Exercise Price	Exercisable	Exercise Price
$2.19 — $5.00	205	6.1	$2.84	195	$2.82
$5.01 — $6.00	410	5.0	$5.40	396	$5.41
$6.01 — $7.00	332	4.4	$6.78	319	$6.78
$7.01 — $8.00	265	3.9	$7.61	256	$7.62
$8.01 — $10.00	414	6.0	$9.58	395	$9.57
$10.01 — $11.00	1,246	4.8	$10.73	995	$10.75
$11.01 — $12.00	281	3.7	$11.90	240	$11.96
$12.01 — $13.00	381	9.0	$12.72	12	$12.63
$13.01 — $20.00	539	6.9	$14.51	325	$14.44
$20.01 — $27.69	167	2.7	$25.61	167	$25.61

$2.19 — $27.69	4,240	5.4	$10.54	3,300	$10.08

Information under FAS 123 for Periods Prior to Fiscal 2006:
Had the Company applied the fair-value-based method of accounting for its stock options granted to employees and for the stock purchases under the employee stock purchase plan and charged operations over the option vesting periods based on the fair value of options on the date of grant, net income and net income per common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
share would have changed to the pro forma amounts indicated below (in thousands, except per common share data):

	Years ended September 30,
	2005	2004
Net income as reported	$17,665	$8,663
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	35	89
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,363)	(2,338)

Pro forma net income	$16,337	$6,414

Net income per common share:
Basic — as reported	$0.79	$0.41
Basic — pro forma	$0.73	$0.30

Diluted — as reported	$0.76	$0.39
Diluted — pro forma	$0.70	$0.29
The weighted average fair value of options granted and assumed in fiscal years 2005 and 2004 was $6.35 and $5.07, respectively. The weighted average fair value was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Assumptions:	2005	2004
Risk free interest rate	3.52%	2.86%
Expected option holding period	3.9 years	3.6 years
Expected volatility	60%	70%
Expected dividend yield	0	0
10. SHARE RIGHTS PLAN
The Company has adopted a share rights plan. Each right entitles its holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $115, subject to adjustment. The rights are exercisable only if certain ownership considerations are met. The Company will be entitled to redeem the rights prior to the rights becoming exercisable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. COMMITMENTS
The Company has entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2015. The office facility leases generally require the Company to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease. The following schedule reflects future minimum rental commitments under noncancelable operating leases. These minimum payments have not been reduced by minimum sublease rentals of $0.2 million due in the future under noncancelable subleases.

Amount
Fiscal Year	(in thousands)
2007	$2,400
2008	1,328
2009	747
2010	552
2011	553
Thereafter	958

Total minimum payments required	$6,538

The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	2006	2005	2004
Rentals	$2,352	$1,921	$1,652
Less: sublease rentals	(127)	(183)	(129)

	$2,225	$1,738	$1,523

12. EMPLOYEE BENEFIT PLANS
The Company currently has a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute pre-tax earnings, not to exceed amounts allowed under the Code.
Employees may contribute up to 25% of their pre-tax earnings (not to exceed amounts allowed under the Code). The Company provides a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, the Company may make contributions to the plan at the discretion of the Board of Directors. The Company provided matching contributions of $0.9 million, $0.8 million and $0.8 million in the fiscal years ended September 30, 2006, 2005 and 2004, respectively.
13. CONTINGENCIES
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of NetSilicon and approximately 300 other public companies. The complaint names as defendants the Company, NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. The Company believes that the claims against the NetSilicon defendants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. CONTINGENCIES (CONTINUED)
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
If the proposed settlement is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2006, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	Mar. 31	June 30	Sept. 30

2006

Net sales	$33,376	$34,380	$35,860	$41,047
Gross profit (1)	18,198	18,318	19,467	21,522
Net income (1)(2)(3)	2,183	2,567	3,348	3,015
Net income per common share — basic	0.10	0.11	0.14	0.12
Net income per common share — diluted	0.09	0.11	0.14	0.12

2005

Net sales	$29,470	$29,312	$30,208	$36,208
Gross profit (1)	17,213	17,002	17,258	20,018
Net income (1)(2)(3)	2,961	8,799	2,484	3,421
Net income per common share — basic	0.13	0.39	0.11	0.15
Net income per common share — diluted	0.13	0.37	0.11	0.15

(1)	Effective October 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective method of application. Total compensation cost for stock-based payment arrangements totaled $2.3 million ($1.5 million after tax) during fiscal year 2006. Prior to the adoption of this Statement, no compensation cost for stock-based payment arrangements was recognized in earnings. Refer to Note 9 to the Consolidated Financial Statements for further discussion.

(2)	During 2006 and 2005, the Company reversed income tax reserves of $1.6 million and $5.7 million, respectively, which were no longer required primarily as a result of the settlement of tax audits with the French government in 2006 and the Internal Revenue Service in 2005. In 2003, the Company reversed a valuation allowance, resulting in an income tax benefit of $1.4 million, based on anticipated future taxable income generated by the Company’s German operations.

(3)	The Company adopted the provisions of FAS 142 as of October 1, 2002 at which time it was determined that there was a total goodwill impairment of $43.9 million. The charge was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of NetSilicon of $38.4 million and goodwill related to the CDC and INXTECH acquisitions of $3.5 million and $2.0 million, respectively.
The summation of quarterly net income per common share may not equate to the year-end calculation as quarterly calculations are performed on a discrete basis.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

Valuation account — doubtful accounts
September 30, 2006	$872	$(204)	$173	(1)	$495
September 30, 2005	$1,022	$(123)	$27	(1)	$872
September 30, 2004	1,017	18	13	(1)	1,022

(1)	Uncollectible accounts charged against allowance, net of recoveries

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
On July 27, 2006, the Company acquired MaxStream, Inc. (MaxStream). MaxStream, whose total assets represented 19.8% of total consolidated assets as of September 30, 2006 and whose total net sales represented 2.2% of total consolidated net sales for the year ended September 30, 2006, was acquired in a purchase business combination and was excluded from the Company’s September 30, 2006 assessment of the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Other than the changes resulting from the MaxStream acquisition, there have been no significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III
ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	48	Chairman, President and Chief Executive Officer

Subramanian Krishnan	52	Senior Vice President, Chief Financial Officer and Treasurer

Lawrence A. Kraft	40	Senior Vice President of Sales and Marketing

Joel K. Young	42	Senior Vice President of Research and Development and Chief Technical Officer
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
Mr. Young joined the Company in July 2000 as Vice President of Engineering and was named Vice President of Research and Development and Chief Technical Officer in November 2005. In October 2006, Mr. Young was named Senior Vice President of Research and Development and Chief Technical Officer. Prior to joining the Company, Mr. Young served as a Vice President for Transcrypt International, a provider of encryption products, in various engineering, sales and marketing positions from February 1996 to June 2000. Before that, he held various engineering and management positions at AT&T and AT&T Bell Laboratories from 1986 to 1996. When he left AT&T, he was a District Manager responsible for creating new business services.

CODE OF ETHICS
The Company adopted a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to the Company’s senior financial management, including specifically the Company’s Chief Executive Officer, Chief Financial Officer and Controller. A copy of this code of ethics is listed as an exhibit to this report. The Company intends to satisfy its disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the Company’s website at www.digi.com. The Company also has a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through the Company’s website (www.digi.com) under the “About us — Investor Relations — Corporate Governance” caption.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Consolidated Financial Statements and Schedules of the Company
1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2006, 2005 and 2004

Consolidated Balance Sheets as of September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements
2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Public Accounting Firm
     (b) Exhibits

Exhibit
Number	Description

2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (1)

2(b)	Purchase and assignment contract dated March 20, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (2)

2(c)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

2(d)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (4)

3(a)	Restated Certificate of Incorporation of the Company, as amended (5)

3(b)	Amended and Restated By-Laws of the Company, as amended (6)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (7)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (8)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
Exhibits (continued)

Exhibit
Number	Description

10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006*

10(b)	Form of indemnification agreement with directors and officers of the Company (9)

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999* (10)

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (11)

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006*

10(e)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated, of the Company as of November 27, 2006

10(f)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006*

10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006

10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (12)

10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (13)

10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (14)

10(k)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement* (15)

10(l)	Fiscal 2007 Executive Officer Compensation* (16)

10(m)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003*

14	Code of Ethics (17)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).
(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File no. 0-17972).
(3)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File no. 0-17972).
(4)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated July 27, 2006 (File no. 0-17972)
(5)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).
(6)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File no. 0-17972).
(7)	Incorporated by reference of Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File no. 0-17972).
(8)	Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).
(9)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).
(10)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).
(11)	Incorporated by reference to Exhibit 10(e) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).
(12)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).
(13)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).
(14)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).
(15)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).
(16)	Incorporated by reference to Item 1.01 of the Company’s Form 8-K dated September 26, 2006 (File no. 0-17972)
(17)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended September 30, 2003 (File no. 0-17972).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.
December 6, 2006	By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 6, 2006	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

December 6, 2006	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

GUY C. JACKSON
KENNETH E. MILLARD
AHMED NAWAZ	A majority of the Board of Directors*
WILLIAM N. PRIESMEYER
BRADLEY J. WILLIAMS

*	Joseph T. Dunsmore, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

December 6, 2006	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description	Page
2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001	Incorporated by Reference
2(b)	Purchase and assignment contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH	Incorporated by Reference
2(c)	Agreement and plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference
2(d)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference
3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference
3(b)	Amended and Restated By-Laws of the Company, as amended	Incorporated by Reference
4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
4(b)	Amendment dated January 26, 1999, to Shares Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Filed Electronically
10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference
10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference
10(c)(i)	Amendment to the Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference
10(d)	Employment Agreement between the Company and Joseph T. Dunsmore, dated September 27, 2006	Filed Electronically
10(e)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated of the Company as of November 27, 2006,	Filed Electronically
10(f)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006	Filed Electronically
10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Filed Electronically
10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference
10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference
10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference
10(k)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page

10(l)	Fiscal 2007 Executive Officer Compensation	Incorporated by Reference
10(m)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003	Filed Electronically
14	Code of Ethics	Incorporated by Reference
21	Subsidiaries of the Company	Filed Electronically
23	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24	Powers of Attorney	Filed Electronically
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certification	Filed Electronically