Form 10-Q
period 2006-12-31
DIGI INTERNATIONAL INC
filed 2007-02-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006
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
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 31, 2007, there were 25,148,046 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2006	2005
	(in thousands, except per common share data)

Net sales	$41,811	$33,376
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	18,650	14,010
Amortization of purchased and core technology	1,148	1,168

Gross profit	22,013	18,198

Operating expenses:
Sales and marketing	8,158	6,752
Research and development	5,972	4,815
General and administrative	3,578	3,753

Total operating expenses	17,708	15,320

Operating income	4,305	2,878

Other income (expense):
Interest income	796	417
Interest expense	(25)	(41)
Other expense	—	(43)

Total other income, net	771	333

Income before income taxes	5,076	3,211
Income tax provision	1,274	1,028

Net income	$3,802	$2,183

Net income per common share:
Basic	$0.15	$0.10

Diluted	$0.15	$0.09

Weighted average common shares, basic	25,078	22,781

Weighted average common shares, diluted	25,983	23,486

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2006	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,468	$15,674
Marketable securities	40,005	43,207
Accounts receivable, net	19,773	20,305
Inventories	24,636	21,911
Other	6,320	5,528

Total current assets	112,202	106,625

Property, equipment and improvements, net	19,621	19,488
Identifiable intangible assets, net	29,553	31,341
Goodwill	65,941	65,841
Other	2,050	2,026

Total assets	$229,367	$225,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$378	$381
Accounts payable	7,557	6,748
Income taxes payable	5,933	4,712
Accrued expenses:
Compensation	3,771	5,851
Other	4,026	5,592

Total current liabilities	21,665	23,284

Capital lease obligations, net of current portion	625	725
Net deferred tax liabilities	7,559	7,482

Total liabilities	29,849	31,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 27,804,591 and 27,748,640 shares issued and outstanding	278	277
Additional paid-in capital	166,165	164,782
Retained earnings	50,811	47,009
Accumulated other comprehensive income	1,319	940
Treasury stock, at cost, 2,694,045 and 2,711,496 shares	(19,055)	(19,178)

Total stockholders’ equity	199,518	193,830

Total liabilities and stockholders’ equity	$229,367	$225,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2006	2005
	(in thousands)
Operating activities:
Net income	$3,802	$2,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	645	613
Amortization of identifiable intangible assets and other assets	1,947	1,907
Excess tax benefits from stock-based compensation	(60)	(187)
Stock-based compensation	765	531
Deferred income taxes	78	(708)
Other	289	(143)
Changes in operating assets and liabilities:
Accounts receivable	657	543
Inventories	(2,930)	(556)
Other assets	(776)	(365)
Accounts payable and accrued expenses	(2,444)	(2,800)
Income taxes payable	1,179	1,252

Net cash provided by operating activities	3,152	2,270

Investing activities:
Purchase of held-to-maturity marketable securities	(16,941)	(15,720)
Proceeds from maturities of held-to-maturity marketable securities	20,143	11,111
Contingent purchase price payments related to business acquisitions	(781)	—
Purchase of property, equipment, improvements and certain other intangible assets	(688)	(259)

Net cash provided by (used in) investing activities	1,733	(4,868)

Financing activities:
Payments on capital lease obligations and long-term debt	(103)	(143)
Excess tax benefits from stock-based compensation	60	187
Proceeds from stock option plan transactions	515	1,684
Proceeds from employee stock purchase plan transactions	191	114

Net cash provided by financing activities	663	1,842

Effect of exchange rate changes on cash and cash equivalents	246	(276)

Net increase (decrease) in cash and cash equivalents	5,794	(1,032)
Cash and cash equivalents, beginning of period	15,674	12,990

Cash and cash equivalents, end of period	$21,468	$11,958

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the Company or Digi) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC.
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year.
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
Comprehensive income was as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Net income	$3,802	$2,183
Foreign currency translation gain (loss)	379	(254)

Comprehensive income	$4,181	$1,929

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2006	2005
Numerator:
Net income	$3,802	$2,183

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,078	22,781
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	905	705

Denominator for diluted net income per common share — adjusted weighted average shares outstanding	25,983	23,486

Net income per common share, basic	$0.15	$0.10

Net income per common share, diluted	$0.15	$0.09

Potentially dilutive common shares related to stock options to purchase 562,613 and 1,365,513 common shares at December 31, 2006 and 2005, respectively were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
4. STOCK-BASED COMPENSATION
Stock-based awards are granted under the terms of the 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006 (the Omnibus Plan) which was ratified on January 22, 2007 at the Annual Meeting of Stockholders, as well as the Company’s Stock Option Plan as Amended and Restated as of November 27, 2006 (the Stock Option Plan) and Non-Officer Stock Option Plan as Amended and Restated as of November 27, 2006 (the Non-Officer Plan), both of which expired during the first quarter of fiscal 2007. Additional awards cannot be made under the Stock Option Plan or the Non-Officer Plan. The authority to grant options under all of the Company’s plans and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The Stock Option Plan and the Non-Officer Plan include nonstatutory stock options (NSOs) and the Stock Option Plan also includes incentive stock options (ISOs) to employees and others who provide services to the Company, including consultants, advisers and directors. Options

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
granted under these plans generally vest over a four year service period and will expire if unexercised after ten years from the date of grant. The exercise price for ISOs and non-employee director options granted under the Stock Option Plan is set at the fair market value of the Company’s common stock based on the closing price on the date of grant. The exercise price for NSOs granted under the Stock Option Plan or the Non-Officer Plan is set by the Compensation Committee of the Board of Directors and is not less than 50% of the fair market value based on the closing price on the date of grant.
The Omnibus Plan authorizes the issuance of up to 3,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, performance units or stock awards. Eligible participants include the Company’s employees, non-employee directors, consultants and advisors. Awards may be granted under the Omnibus Plan until November 27, 2016. Options under the Omnibus Plan can be granted as either ISOs or NSOs. The exercise price shall be determined by the Compensation Committee but shall not be less than the fair market value of the Company’s common stock based on the closing price on the date of grant.
Additionally, the Company has outstanding stock options for shares of the Company’s stock under various plans assumed in connection with its prior acquisition of NetSilicon, Inc. (the Assumed Plans). Additional awards cannot be made by the Company under the Assumed Plans.
Also, the Company sponsors an Employee Stock Purchase Plan as Amended and Restated as of November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 22, 2007 at the Annual Meeting of Stockholders and provides for the issuance of up to 1,750,000 shares of Common Stock of the Company that may be purchased under the plan.
Effective October 1, 2005 the Company adopted Statement of Financial Accounting Standard No. 123 as amended, (FAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the nonvested portion of awards granted prior to October 1, 2005. Compensation expense recorded during the quarters ended December 31, 2006 and 2005 includes approximately $0.5 million and $0.1 million, respectively related to awards issued subsequent to September 30, 2005 and $0.3 million and $0.4 million, respectively, related to nonvested awards issued prior to October 1, 2005 using the intrinsic value method of accounting.
Stock-based compensation expense (pre-tax) is included in the consolidated results of operations for the three months ended December 31, 2006 and 2005 as follows (in thousands):

	Three months ended December 31,
	2006	2005
Cost of sales	$31	$20
Sales and marketing	219	126
Research and development	149	127
General and administrative	366	258

Total stock-based compensation	$765	$531

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
FAS 123R also requires that the excess windfall tax benefit resulting from the tax deductibility of the increase in the value of share-based arrangements be presented as a component of cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows.
A summary of option activity under the Plans as of December 31, 2006 and changes during the three months then ended is presented below (in thousands, except per common share amounts):

			Weighted Average	Weighted Average	Aggregate
	Available	Options	Exercise Price per	Contractual Term	Intrinsic
	for Grant	Outstanding	Common Share	(in years)	Value
Balances, September 30, 2006	597	4,240	$10.54

Granted	(485)	485	13.42
Exercised	—	(56)	9.21
Cancelled	27	(27)	11.54

Balances, December 31, 2006	139	4,642	$10.85	5.66	$16,070

Exercisable at December 31, 2006		3,425	$10.19	4.46	$14,579

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the quarter was $0.3 million. The weighted average fair value of options granted during the three months ended December 31, 2006 was $5.93 and was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

Risk free interest rate	4.44% - 4.65%
Expected option holding period	4 - 5 years
Expected volatility	48% - 52%
Weighted average volatility	49%
Expected dividend yield	0
The fair value of each option award granted during the periods presented was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the table above. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination information within the valuation model; separate groups of grantees that have similar historical exercise behaviors are considered separately for valuation purposes. The expected term of options granted is derived from the vesting period and historical information and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is based on the zero-coupon U.S. Treasury bond rate in effect at the time of the grant whose maturity equals the expected term of the option. These rates have been converted to continuously compounded equivalent rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
A summary of the Company’s nonvested options as of December 31, 2006 and changes during the three months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2006	940	$5.33

Granted	485	5.93
Vested	(188)	3.13
Forfeited	(20)	4.97

Nonvested at December 31, 2006	1,217	$5.92

The Company used historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in the first quarter of fiscal 2007 was 2.5%. As of December 31, 2006 the total unrecognized compensation cost related to nonvested stock-based compensation arrangements net of expected forfeitures was $6.9 million and the related weighted average period over which it is expected to be recognized is approximately 3.0 years.
5. ACQUISITIONS
MaxStream, Inc.
On July 27, 2006, the Company acquired MaxStream, Inc. (MaxStream), a privately held corporation and a leader in the wireless device networking market. The total purchase price of $40.5 million included $19.8 million in cash (excluding cash acquired of $3.7 million) and $20.7 million in common stock, in exchange for all outstanding shares of MaxStream’s preferred and common stock and outstanding stock options. This purchase consideration includes an adjustment of $0.6 million pertaining to the closing working capital of MaxStream as of July 27, 2006. The Company did not replace MaxStream’s outstanding options with Digi options. The value of the Company’s common stock was based on a per share value of $12.35, calculated as the average market price of the common stock during the two business days immediately preceding July 27, 2006 when the parties reached agreement on terms and announced the acquisition.
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
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $26.4 million and a charge of $2.0 million for acquired in-process research and development. The Company believes that the acquisition resulted in the recognition of goodwill primarily because MaxStream’s wireless technologies and products significantly expand

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. ACQUISITIONS (CONTINUED)
Digi’s wireless offering, covering both short and medium range distances using embedded modules and boxed/packaged solutions and provides the capability to provide our customers end-to-end wireless solutions.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of MaxStream had occurred as of October 1, 2005. Pro forma adjustments include amortization of identifiable intangible assets associated with the MaxStream acquisition. Had the Company acquired MaxStream as of October 1, 2005, net sales, net income and net income per share would have changed to the pro forma amounts below (in thousands, except per common share amounts):

	Three months ended December 31, 2005
	Pro forma	As Reported
Net sales	$36,609	$33,376
Net income	$2,211	$2,183
Net income per common share, basic	$0.09	$0.10
Net income per common share, diluted	$0.09	$0.09
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2006, nor are they necessarily indicative of the results that will be obtained in the future.
6. SELECTED BALANCE SHEET DATA (in thousands)

	December 31,	September 30,
	2006	2006
Accounts receivable, net:
Accounts receivable	$20,409	$20,800
Less allowance for doubtful accounts	636	495

	$19,773	$20,305

Inventories:
Raw materials	$18,467	$16,491
Work in process	1,260	606
Finished goods	4,909	4,814

	$24,636	$21,911

Other accrued expenses:
Product warranty accrual	$964	$1,104
Accrued professional fees	630	879
Other accrued expenses	2,432	3,609

	$4,026	$5,592

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortized identifiable intangible assets were comprised of the following (in thousands):

	December 31, 2006			September 30, 2006
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net

Purchased and core technology	$48,046	$(32,653)	$15,393	$48,022	$(31,492)	$16,530
License agreements	2,440	(1,990)	450	2,440	(1,890)	550
Patents and trademarks	7,704	(3,103)	4,601	7,608	(2,837)	4,771
Customer maintenance contracts	700	(341)	359	700	(324)	376
Customer relationships	11,512	(2,762)	8,750	11,470	(2,356)	9,114

Total	$70,402	$(40,849)	$29,553	$70,240	$(38,899)	$31,341

Amortization expense was $1.9 million and $1.8 million for the three months ended December 31, 2006 and 2005, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2007 and the five succeeding fiscal years is as follows (in thousands):

2007 (nine months)	$5,644
2008	5,386
2009	4,036
2010	3,640
2011	3,072
2012	2,514
The changes in the carrying amount of goodwill were as follows (in thousands):

	Three months ended December 31,
	2006	2005
Beginning balance, October 1	$65,841	$38,675
Purchase price adjustment — FS Forth	—	(147)
Foreign currency translation adjustment	100	(33)

Ending balance, December 31	$65,941	$38,495

During the three months ended December 31, 2005, the purchase price of FS Forth, acquired in fiscal year 2005, was reduced as a result of a change in certain tax liabilities, as defined in the purchase agreement. A payment of $0.8 million was made in October 2006 as contingent consideration based on the achievement of the milestones identified in the merger agreement. Future contingent consideration of up to $1.2 million may be payable to FS Forth based upon the achievement of certain milestones (see Note 10).
8. INCOME TAXES
For the first quarter of fiscal 2007 income taxes have been provided at an effective rate of 25.1% compared to 32.0% for the first quarter of fiscal 2006. On December 9, 2006, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit that previously expired on December 31, 2005. As a result of the extension, the Company recorded a benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006. The additional

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
research and development credits were accounted for as a discrete event in the first quarter of fiscal 2007. The effective tax rates for both the first three months of fiscal 2007 and 2006 are lower than the U.S. statutory rate of 35.0% primarily due to the utilization of income tax credits and the combined phase-out of the extraterritorial income exclusion and the phase-in of the U.S. domestic production activities deduction.
The Company expects its annualized 2007 income tax rate to be approximately 33% to 33.5%.
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

	Balance at	Warranties	Settlements	Balance at
	October 1	issued (1)	made	December 31
2006	$1,104	$85	$(225)	$964
2005	$1,187	$(1)	$(118)	$1,068

(1)	Warranties issued includes a decrease in estimate adjustment of $132,000 and $117,000 in the first quarter of fiscal 2007 and 2006, respectively.
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
10. CONTINGENCIES
Contingent obligations
Effective April 1, 2005, the Company acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. The purchase price of $5.6 million in cash includes $0.8 million of contingent consideration paid in October 2006, based on the achievement of milestones identified in the merger agreement. Additional contingent consideration of up to $1.2 million is payable on October 1, 2007 if FS Forth achieves certain future milestones.
Legal Proceedings
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of NetSilicon and approximately 300 other public companies. The complaint

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. CONTINGENCIES (CONTINUED)
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
On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against the Company may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ December 5, 2006 ruling. U.S. District Judge Scheindlin has ordered that all proceedings in the consolidated cases brought against the Company and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing. As a result of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.
If the proposed settlement is not consummated, the Company intends to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, there can be no guarantee as to the ultimate outcome of this pending lawsuit. The Company maintains liability insurance for such matters and expects that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of December 31, 2006, the Company has accrued a liability for the deductible amount of $250,000 which the Company believes reflects the amount of loss that is probable. In the event the Company has losses that exceed the limits of the liability insurance, such losses could have a material effect on the business, or consolidated results of operations or financial condition of the Company.
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
The future operating results and performance trends of the Company may be affected by a number of factors, including, without limitation, those described under Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in the Company’s filings with the Securities and Exchange Commission, including without limitation, its quarterly reports on Form 10-Q and its registration statements, could cause the Company’s actual future results to differ from those projected in the forward-looking statements as a result of the factors set forth in the Company’s various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of the Company’s critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
The Company intends to continue to extend its current product lines with next generation commercial grade device networking products and technologies for targeted vertical markets, including but not limited to point of sale, industrial automation, office automation, medical and building controls. The Company believes that there is a market trend of device connectivity in these vertical commercial applications that will require communications intelligence or connectivity to the network or the Internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. The Company believes that it is well positioned to leverage its current products and technologies to take advantage of this market trend.
The Company anticipates that growth in the future will result from both products that are developed internally as well as from products that are acquired, and that the growth rate from products developed internally will increase as the multi-port serial adapters and the network interface cards (NICs) near the end of their product life cycles.
• Net sales of $41.8 million, for the three months ended December 31, 2006, represented an increase of $8.4 million, or 25.3%, compared to net sales of $33.4 million for the three months ended December 31, 2005.
• Gross profit margin decreased to 52.6% compared to 54.5% for the three months ended December 31, 2006 and 2005, respectively.
• Total operating expenses for the three months ended December 31, 2006 were $17.7 million, or 42.3% of net sales, compared to $15.3 million, or 45.9% of net sales, for the three months ended December 31, 2005, an increase of $2.4 million or 15.6%.
• Net income increased $1.6 million to $3.8 million, or $0.15 per diluted share, for the three months ended December 31, 2006, compared to $2.2 million, or $0.09 per diluted share for the three months ended December 31, 2005. As a result of the extension of the research and development credit for two additional years beyond calendar 2005, a benefit for research and development credits earned during the last three quarters of fiscal 2006 was recorded during the first quarter of fiscal 2007, resulting in an additional tax benefit of $0.5 million or $0.02 per diluted share.
• The Company’s net working capital position (total current assets less total current liabilities) increased $7.2 million to $90.5 million during the three months ended December 31, 2006 and its current ratio was 5.2 to 1 as of that date. Cash and cash equivalents and marketable securities increased $2.6 million to $61.5 million during the period. At December 31, 2006, the Company had no debt other than capital lease obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from the Company’s interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended December 31,				% increase
	2006		2005		(decrease)
Net sales	$41,811	100.0%	$33,376	100.0%	25.3%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	18,650	44.6	14,010	42.0	33.1
Amortization of purchased and core technology	1,148	2.8	1,168	3.5	(1.7)

Gross profit	22,013	52.6	18,198	54.5	21.0
Operating expenses:
Sales and marketing	8,158	19.5	6,752	20.2	20.8
Research and development	5,972	14.3	4,815	14.4	24.0
General and administrative	3,578	8.5	3,753	11.3	(4.7)

Total operating expenses	17,708	42.3	15,320	45.9	15.6

Operating income	4,305	10.3	2,878	8.6	49.6
Interest income and other, net	771	1.8	333	1.0	131.5

Income before income taxes	5,076	12.1	3,211	9.6	58.1
Income tax provision	1,274	3.0	1,028	3.1	23.9

Net income	$3,802	9.1%	$2,183	6.5%	74.2%

NET SALES
Net sales for the three months ended December 31, 2006 were $41.8 million compared to net sales of $33.4 million for the three months ended December 31, 2005, or an increase of $8.4 million or 25.3%. Net sales of products acquired as a result of the MaxStream acquisition were $4.6 million in the first quarter of fiscal 2007.
The following summarizes the Company’s net sales for the periods indicated:

	Three months ended December 31,
($ in thousands)	2006		2005		Increase	%
Non-embedded	$25,166	60.2%	$19,335	57.9%	$5,831	30.2%
Embedded	16,645	39.8	14,041	42.1	2,604	18.5

Total net sales	$41,811	100.0%	$33,376	100.0%	$8,435	25.3%

The Company’s non-embedded products net sales, including MaxStream product net sales, increased $5.8 million or 30.2% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Product introductions associated with net sales of network connected products, USB, cellular gateways and MaxStream non-embedded products increased net sales by $6.1 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. Multi-port serial adapter products net sales declined by $0.3 million in the comparable three month periods described above as this product line continues to mature.
Embedded products net sales, including MaxStream product net sales, increased $2.6 million or 18.5% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005. Net sales of embedded modules and microprocessors increased net sales by $3.8 million for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, offsetting the decline of $1.2 million of NIC net sales for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. We expect sales of NICs to be less than 1% of quarterly net sales in the future since our OEM customers have migrated from NICs to software only solutions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Fluctuation in foreign currency rates compared to the same period one year ago had a favorable impact on net sales of $0.5 million in the three month period ended December 31, 2006 and an unfavorable impact on net sales of $0.4 million in the three month period ended December 31, 2005.
GROSS PROFIT
Gross profit margin for the three months ended December 31, 2006 was 52.6% compared to 54.5% for the three months ended December 31, 2005. The decrease in gross profit margin was primarily due to lower sales of multi-port serial adapters and NICs with higher gross profit margins, as well as higher manufacturing expenses.
The Company anticipates that its gross profit margins will continue to be consistent with current levels, including amortization of purchased and core technology of 2.5% - 3%.
OPERATING EXPENSES
Total operating expenses for the three months ended December 31, 2006 were $17.7 million, or 42.3% of net sales, compared with $15.3 million, or 45.9% of net sales, for the three months ended December 31, 2005. The increase in operating expenses is attributable to the inclusion of operating expenses pertaining to MaxStream and variable compensation expenses related to the increase in revenue, partially offset by a reduction in legal fees compared to the first quarter of fiscal 2006. Operating expenses as a percent of net sales decreased by 3.6 percentage points, or 15.6%, in the first quarter of 2007 compared to the first quarter of 2006 as the Company continues to focus on controlling expenses while increasing revenue.
Sales and marketing expenses for the three months ended December 31, 2006 were $8.1 million, or 19.5% of net sales, compared to $6.8 million, or 20.2% of net sales for the three months ended December 31, 2005. The net increase in sales and marketing expenses of $1.3 million is primarily due to increased ongoing expenses of $0.7 million as the result of the acquisition of Maxstream in the fourth quarter of fiscal 2006 and $0.6 million of salaries, commissions and other compensation related expenses.
Research and development expenses for the three months ended December 31, 2006 were $6.0 million, or 14.3% of net sales, compared to $4.8 million, or 14.4% of net sales for the three months ended December 31, 2005. The net increase in research and development expenses of $1.2 million is due primarily to increased ongoing expenses of $0.4 million as a result of the acquisition of MaxStream in the fourth quarter of fiscal 2006, an increase of $0.4 million in compensation related expenses and an increase of $0.4 million due to various chip development projects.
General and administrative expenses were $3.6 million, or 8.5% of net sales, for the three months ended December 31, 2006 compared to $3.8 million, or 11.3% of net sales for the three months ended December 31, 2005. The net decrease in general and administrative expenses of $0.2 million was due primarily to decreased legal fees of $0.7 million compared to the three months ended December 31, 2005, offset by increased ongoing expenses of $0.4 million as a result of the MaxStream acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INTEREST INCOME AND OTHER, NET
Interest income and other, net was $0.8 million for the three months ended December 31, 2006 compared to $0.3 million for the three months ended December 31, 2005. The Company realized interest income on marketable securities and cash and cash equivalents of $0.8 million and $0.4 million for the three month periods ended December 31, 2006 and 2005, respectively, due to higher average interest rates in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, and an increase in the average invested balance.
INCOME TAXES
For the three months ended December 31, 2006, income taxes have been provided at an effective rate of 25.1% compared to 32.0% for the three months ended December 31, 2005. On December 9, 2006, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit previously expired on December 31, 2005. As a result of the extension, the Company recorded a benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006. The additional research and development credits were accounted for as a discrete event in the first quarter of fiscal 2007. The effective tax rates for both the first three months of fiscal 2007 and 2006 are lower than the U.S. statutory rate of 35.0% primarily due to the utilization of income tax credits and the combined phase-out of the extraterritorial income exclusion and the phase-in of the U.S. domestic production activities deduction.
The Company expects its annualized 2007 income tax rate to be approximately 33% to 33.5%.
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations principally with funds generated from operations. At December 31, 2006, the Company had cash, cash equivalents and marketable securities of $61.5 million compared to $58.9 million at September 30, 2006. The Company’s working capital increased $7.2 million to $90.5 million at December 31, 2006 compared to $83.3 million at September 30, 2006.
Net cash provided by operating activities was $3.2 million and $2.3 million for the three months ended December 31, 2006 and 2005, respectively. The increase in net cash provided by operating activities of $0.9 million for the comparable three month periods ended December 31, 2006 and 2005 is primarily due to an increase in net income of $1.6 million adjusted for non-cash expenses of $1.7 million, primarily related to stock-based compensation and deferred income taxes, offset by a $2.4 million usage of working capital resulting from increased inventory at December 31, 2006 due to additional material purchases and production builds in order to fulfill order demand.
Net cash provided by investing activities was $1.7 million during the three months ended December 31, 2006 compared to net cash used by investing activities of $4.9 million during the same period in the prior fiscal year. Net settlements of marketable securities were $3.2 million during the three months ended December 31, 2006 compared to net purchases of marketable securities of $4.6 million during the same period one year ago. Purchases of property, equipment, improvements and certain other intangible assets were $0.7 million and $0.3 million for the three months ended December 31, 2006 and 2005, respectively. During the three months ended December 31, 2006, the Company used $0.8 million for contingent purchase price payments related to the FS Forth acquisition (see Note 10 to Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
The Company anticipates total fiscal 2007 capital expenditures to approximate $2.6 million.
The Company generated $0.7 million from financing activities during the three months ended December 31, 2006 compared to $1.8 million during the same period a year ago, primarily as a result of proceeds from stock option and employee stock purchase plan transactions in both periods, and the reflection of cash provided by the excess tax benefits related to the exercise of stock options.
The Company’s management believes that current financial resources, cash generated from operations and the Company’s potential capacity for additional debt and/or equity financing will be sufficient to fund operations in the foreseeable future.
The following summarizes the Company’s contractual obligations at December 31, 2006 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$6,716	$2,385	$2,343	$1,157	$831
Capital leases	1,177	449	728	—	—

Total contractual cash obligations	$7,893	$2,834	$3,071	$1,157	$831

The lease obligations summarized above relate to various operating lease agreements for office space and equipment. The capital leases summarized above are for manufacturing equipment located in Davis, California and Breisach, Germany. The table above excludes a potential $1.2 million installment on October 1, 2007 of additional contingent purchase price payments related to the FS Forth acquisition if certain future milestones are achieved (see Note 10 to Condensed Consolidated Financial Statements).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
RISK FACTORS
Multiple risk factors exist which could have a material effect on the Company’s operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
The Company’s exposure to interest rate risk relates primarily to the Company’s investment portfolio. Investments are made in accordance with the Company’s investment policy and consist of high grade commercial paper and corporate bonds. The Company does not use derivative financial instruments to hedge against interest rate risk as all investments are held to maturity and the majority of the Company’s investments mature in less than a year. A change in interest rates would not have a material effect on the Company’s financial statements.
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
For the three months ended December 31, 2006 and 2005, the Company had approximately $14.2 million and $14.1 million, respectively, of net sales to foreign customers including export sales, of which $6.5 million and $5.0 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.
The average monthly exchange rate for the Euro to the U.S. Dollar increased approximately 8.3% from 1.1902 to 1.2891 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar remained at .0085 for the first quarter of fiscal year 2007 as compared to the same period one year ago. A 10.0% change from the first quarter fiscal 2007 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.6% increase or decrease in net sales and a 1.1% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments the Company may need to consider in response to changes in the exchange rate.
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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (CONTINUED)
There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on the Company’s operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company, as amended (2)

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS (CONTINUED)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

10(a)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated effective as of November 27, 2006, as approved by stockholders on January 22, 2007

10(b)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated effective as of November 27, 2006, as approved by stockholders on January 22, 2007

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: February 7, 2007	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993
	(File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 2001 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998
	(File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999
	(File No. 0-17972))	Incorporated by Reference

10(a)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated effective as of November 27, 2006, as approved by stockholders on January 22, 2007	Filed Electronically

10(b)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated effective as of November 27, 2006, as approved by stockholders on January 22, 2007	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically