Form 10-Q
period 2007-03-31
DIGI INTERNATIONAL INC
filed 2007-05-08
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-17972
DIGI INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	41-1532464 (I.R.S. Employer
incorporation or organization)	Identification Number)

11001 Bren Road East
Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2007, there were 25,250,712 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
	(in thousands, except per common share data)
Net sales	$42,855	$34,380	$84,666	$67,756
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	19,215	14,894	37,865	28,904
Amortization of purchased and core technology	1,129	1,168	2,277	2,336

Gross profit	22,511	18,318	44,524	36,516

Operating expenses:
Sales and marketing	8,427	6,802	16,585	13,553
Research and development	6,068	5,011	12,040	9,825
General and administrative	3,302	3,293	6,880	7,047

Total operating expenses	17,797	15,106	35,505	30,425

Operating income	4,714	3,212	9,019	6,091

Other income (expense):
Interest income	777	643	1,573	1,059
Interest expense	(18)	(27)	(43)	(68)
Other expense	—	(62)	—	(105)

Total other income, net	759	554	1,530	886

Income before income taxes	5,473	3,766	10,549	6,977
Income tax provision	1,876	1,199	3,150	2,227

Net income	$3,597	$2,567	$7,399	$4,750

Net income per common share:
Basic	$0.14	$0.11	$0.29	$0.21

Diluted	$0.14	$0.11	$0.28	$0.20

Weighted average common shares, basic	25,186	23,001	25,131	22,890

Weighted average common shares, diluted	25,959	23,687	25,976	23,609

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2007	2006
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,186	$15,674
Marketable securities	52,702	43,207
Accounts receivable, net	20,772	20,305
Inventories	23,472	21,911
Other	4,951	5,528

Total current assets	119,083	106,625

Property, equipment and improvements, net	19,702	19,488
Identifiable intangible assets, net	27,759	31,341
Goodwill	65,610	65,841
Other	2,119	2,026

Total assets	$234,273	$225,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$376	$381
Accounts payable	5,800	6,748
Income taxes payable	6,555	4,712
Accrued expenses:
Compensation	5,309	5,851
Other	3,726	5,592

Total current liabilities	21,766	23,284

Capital lease obligations, net of current portion	532	725
Net deferred tax liabilities	6,812	7,482

Total liabilities	29,110	31,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 27,894,836 and 27,748,640 shares issued and outstanding	279	277
Additional paid-in capital	167,762	164,782
Retained earnings	54,408	47,009
Accumulated other comprehensive income	1,580	940
Treasury stock, at cost, 2,667,367 and 2,711,496 shares	(18,866)	(19,178)

Total stockholders’ equity	205,163	193,830

Total liabilities and stockholders’ equity	$234,273	$225,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2007	2006
	(in thousands)
Operating activities:
Net income	$7,399	$4,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,263	1,272
Amortization of identifiable intangible assets and other assets	3,867	3,825
Excess tax benefits from stock-based compensation	(155)	(406)
Stock-based compensation expense	1,504	1,163
Deferred income taxes	(722)	(1,256)
Other	164	(533)
Changes in operating assets and liabilities:
Accounts receivable	(162)	(507)
Inventories	(1,737)	(685)
Other assets	572	(157)
Accounts payable and accrued expenses	(3,022)	(2,375)
Income taxes payable	2,298	3,004

Net cash provided by operating activities	11,269	8,095

Investing activities:
Purchase of held-to-maturity marketable securities	(40,387)	(26,347)
Proceeds from maturities of held-to-maturity marketable securities	30,892	19,214
Contingent purchase price payments related to business acquisitions	(781)	—
Proceeds from the sale of property, equipment, improvements	4	—
Purchase of property, equipment, improvements and certain other intangible assets	(1,486)	(894)

Net cash used in investing activities	(11,758)	(8,027)

Financing activities:
Payments on capital lease obligations and long-term debt	(198)	(256)
Excess tax benefits from stock-based compensation	155	406
Proceeds from stock option plan transactions	1,201	2,673
Proceeds from employee stock purchase plan transactions	493	359

Net cash provided by financing activities	1,651	3,182

Effect of exchange rate changes on cash and cash equivalents	350	(550)

Net increase in cash and cash equivalents	1,512	2,700
Cash and cash equivalents, beginning of period	15,674	12,990

Cash and cash equivalents, end of period	$17,186	$15,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in our 2006 Annual Report on Form 10-K as filed with the SEC.
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning October 1, 2008. We are currently evaluating the impact of the provisions of FAS 157 on our consolidated financial statements and do not believe the impact of the adoption will be material.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS 159 could have on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
of determining the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements. However, we expect to reclassify a portion of our unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.
2. NET INCOME PER COMMON SHARE
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares of our stock result from dilutive common stock options and shares purchased through the employee stock purchase plan.
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Numerator:
Net income	$3,597	$2,567	$7,399	$4,750

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,186	23,001	25,131	22,890

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	773	686	845	719

Denominator for diluted net income per common share — adjusted weighted average shares	25,959	23,687	25,976	23,609

Net income per common share, basic	$0.14	$0.11	$0.29	$0.21

Net income per common share, diluted	$0.14	$0.11	$0.28	$0.20

Potentially dilutive shares related to stock options to purchase 1,545,505 and 1,105,834 common shares for the three and six month periods ended March 31, 2007, respectively, and potentially dilutive shares related to stock options to purchase 1,354,782 common shares for both the three and six month periods ended March 31, 2006, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
3. COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. COMPREHENSIVE INCOME (CONTINUED)
within stockholders’ equity. Comprehensive income was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$3,597	$2,567	$7,399	$4,750
Foreign currency translation gain (loss)	261	(74)	640	(328)

Comprehensive income	$3,858	$2,493	$8,039	$4,422

4. STOCK-BASED COMPENSATION
Stock-based awards are granted under the terms of the 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006 (the Omnibus Plan) which was ratified on January 22, 2007 at the Annual Meeting of Stockholders, as well as our Stock Option Plan as Amended and Restated as of November 27, 2006 (the Stock Option Plan) and Non-Officer Stock Option Plan as Amended and Restated as of November 27, 2006 (the Non-Officer Plan), both of which expired during the first quarter of fiscal 2007. Additional awards cannot be made under the Stock Option Plan or the Non-Officer Plan. The authority to grant options under all of our plans and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The Stock Option Plan and the Non-Officer Plan include nonstatutory stock options (NSOs) and the Stock Option Plan also includes incentive stock options (ISOs) to employees and others who provide services to us, including consultants, advisers and directors. Options granted under these plans generally vest over a four year service period and will expire if unexercised after ten years from the date of grant. The exercise price for ISOs and non-employee director options granted under the Stock Option Plan is set at the fair market value of our common stock based on the closing price on the date of grant. The exercise price for NSOs granted under the Stock Option Plan or the Non-Officer Plan is set by the Compensation Committee of the Board of Directors and is not less than 50% of the fair market value based on the closing price on the date of grant.
The Omnibus Plan authorizes the issuance of up to 3,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, performance units or stock awards. Eligible participants include our employees, non-employee directors, consultants and advisors. Awards may be granted under the Omnibus Plan until November 27, 2016. Options under the Omnibus Plan can be granted as either ISOs or NSOs. The exercise price shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant.
Additionally, we have outstanding stock options for shares of our stock under various plans assumed in connection with its prior acquisition of NetSilicon, Inc. (the Assumed Plans). Additional awards cannot be made by us under the Assumed Plans.
Also, we sponsor an Employee Stock Purchase Plan as Amended and Restated as of November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 22, 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
at the Annual Meeting of Stockholders and provides for the issuance of up to 1,750,000 shares of our Common Stock that may be purchased under the plan.
Effective October 1, 2005 we adopted Statement of Financial Accounting Standard No. 123 as amended, (FAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the nonvested portion of awards granted prior to October 1, 2005.
Stock-based compensation expense (pre-tax) is included in the consolidated results of operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Cost of sales	$36	$23	$67	$43
Sales and marketing	267	193	486	319
Research and development	182	142	331	269
General and administrative	254	274	620	532

Total stock-based compensation	$739	$632	$1,504	$1,163

A summary of option activity under the Plans as of March 31, 2007 and changes during the six months then ended is presented below (in thousands, except per common share amounts):

			Weighted Average
	Available	Options	Exercise Price per
	for Grant	Outstanding	Common Share
Balances, September 30, 2006	597	4,240	$10.54

Additional shares approved for grant	2,500	—	—
Granted	(564)	564	13.29
Exercised	—	(146)	8.21
Cancelled	49	(49)	11.32

Balances, March 31, 2007	2,582	4,609	$10.94

Exercisable at March 31, 2007		3,454	$10.32

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the six months ended March 31, 2007 was $0.8 million. The weighted average fair value of options granted during the six months ended March 31, 2007 and 2006 was $5.66 and $5.80, respectively, and was determined based upon the fair value of each option on the grant date, utilizing the Black-Scholes option-pricing model and the following assumptions:

	Six months ended March 31,
	2007	2006
Risk free interest rate	4.44% - 4.80%	4.28% - 4.52%
Expect option holding period	3 - 5 years	3 - 5 years
Expected volatility	38% - 52%	50% - 60%
Weighted average volatility	48%	55%
Expected dividend yield	0	0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in the second quarter of fiscal 2007 was 2.5%. As of March 31, 2007 the total unrecognized compensation cost related to nonvested stock-based compensation arrangements net of expected forfeitures was $6.5 million and the related weighted average period over which it is expected to be recognized is approximately 2.7 years.
5. ACQUISITIONS
MaxStream, Inc.
On July 27, 2006, we acquired MaxStream, Inc. (MaxStream), a privately held corporation and a leader in the wireless device networking market. The total purchase price of $40.5 million included $19.8 million in cash (excluding cash acquired of $3.7 million) and $20.7 million in common stock, in exchange for all outstanding shares of MaxStream’s preferred and common stock and outstanding stock options. This purchase consideration includes an adjustment of $0.6 million pertaining to the closing working capital of MaxStream as of July 27, 2006. We did not replace MaxStream’s outstanding options with Digi options. The value of our common stock was based on a per share value of $12.35, calculated as the average market price of the common stock during the two business days immediately preceding July 27, 2006 when the parties reached agreement on terms and announced the acquisition.
Cash in the amount of $1.925 million and 165,090 shares of common stock have been deposited to an escrow fund established at Wells Fargo Bank, National Association. These amounts will be held in escrow for a period not to exceed one year from the date of closing to satisfy possible claims that may arise pursuant to specific representation and warranty sections of the merger agreement. The escrowed amounts of cash and stock have been included in the determination of the purchase consideration on the date of acquisition because our management believes the outcome of the representation and warranty matters is reasonably determinable.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation was adjusted by $0.4 million in March 2007 resulting in an increase in working capital and a reduction in goodwill due to the filing of an amended final tax return for MaxStream. The adjusted purchase price allocation resulted in goodwill of $26.0 million and a charge of $2.0 million for acquired in-process research and development. We believe that the acquisition resulted in the recognition of goodwill primarily because MaxStream’s wireless technologies and products significantly expand our wireless offering, covering both short and medium range distances using embedded modules and boxed/packaged solutions and provide the capability to provide our customers end-to-end wireless solutions.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of MaxStream had occurred as of October 1, 2005. Pro forma adjustments include amortization of identifiable intangible assets associated with the MaxStream acquisition. Had we acquired MaxStream as of October 1, 2005, net sales, net income and net income per share would have changed to the pro forma amounts below (in thousands, except per common share amounts):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. ACQUISITIONS (CONTINUED)

	Three months ended March 31, 2006		Six months ended March 31, 2006
	Pro forma	As Reported	Pro forma	As Reported
Net sales	$37,471	$34,380	$74,080	$67,756
Net income	$2,461	$2,567	$4,670	$4,750
Net income per common share, basic	$0.10	$0.11	$0.19	$0.21
Net income per common share, diluted	$0.10	$0.11	$0.18	$0.20
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2006, nor are they necessarily indicative of the results that will be obtained in the future.
6. SELECTED BALANCE SHEET DATA (in thousands)

	March 31, 2007	September 30, 2006
Accounts receivable, net:
Accounts receivable	$21,251	$20,800
Less allowance for doubtful accounts	479	495

	$20,772	$20,305

Inventories:
Raw materials	$17,874	$16,491
Work in process	1,074	606
Finished goods	4,524	4,814

	$23,472	$21,911

Other accrued expenses:
Product warranty accrual	$1,006	$1,104
Accrued professional fees	539	879
Other accrued expenses	2,181	3,609

	$3,726	$5,592

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortized identifiable intangible assets were comprised of the following (in thousands):

	March 31, 2007			September 30, 2006
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net

Purchased and core technology	$48,057	$(33,790)	$14,267	$48,022	$(31,492)	$16,530
License agreements	2,440	(2,090)	350	2,440	(1,890)	550
Patents and trademarks	7,786	(3,365)	4,421	7,608	(2,837)	4,771
Customer maintenance contracts	700	(359)	341	700	(324)	376
Customer relationships	11,531	(3,151)	8,380	11,470	(2,356)	9,114

Total	$70,514	$(42,755)	$27,759	$70,240	$(38,899)	$31,341

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Amortization expense was $1.9 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively, and $3.8 million and $3.6 million for the six months ended March 31, 2007 and 2006, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2007 and the five succeeding fiscal years is as follows (in thousands):

2007 (six months)	$3,769
2008	5,375
2009	4,036
2010	3,640
2011	3,070
2012	2,514
The changes in the carrying amount of goodwill were as follows (in thousands):

	Six months ended March 31,
	2007	2006
Beginning balance, October 1	$65,841	$38,675
Purchase price adjustment — MaxStream	(374)	—
Purchase price adjustment — FS Forth	—	(147)
Foreign currency translation adjustment	143	2

Ending balance, March 31	$65,610	$38,530

During the six months ended March 31, 2007, goodwill related to the purchase of MaxStream, acquired during fiscal 2006, was reduced by $0.4 million to reflect additional working capital associated with the filing of an amended final tax return. During the six months ended March 31, 2006, the purchase price of FS Forth, acquired in fiscal year 2005, was reduced as a result of a change in certain tax liabilities, as defined in the purchase agreement. An accrued liability was recorded in September 2006 for $0.8 million as contingent consideration based on the achievement of the milestones identified in the merger agreement. The payment of $0.8 million was made in October 2006. Future contingent consideration of up to $1.2 million may be payable to FS Forth based upon the achievement of certain milestones (see Note 10).
8. INCOME TAXES
Income taxes have been provided for at an effective rate of 29.9% for the six month period ended March 31, 2007 compared to an effective rate of 31.9% for the six month period ended March 31, 2006. On December 9, 2006, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit that previously expired on December 31, 2005. As a result of the extension, we recorded a benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006. The additional research and development credits were accounted for as a discrete event in the first quarter of fiscal 2007. The effective tax rates for both the first six months of fiscal 2007 and 2006 are lower than the U.S. statutory rate of 35.0% primarily due to the utilization of income tax credits and the combined phase-out of the extraterritorial income exclusion and the phase-in of the U.S. domestic production activities deduction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
We expect our annualized 2007 income tax rate to be in a range of 33% to 33.5%, which includes the additional benefit related to the research and development credit.
9. FINANCIAL GUARANTEES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service for a period of up to five years from the date of receipt. We have the option to repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. The following table summarizes the activity associated with the product warranty accrual (in thousands):

	Three months ended March 31,
	Balance at	Warranties	Settlements	Balance at
	January 1	issued (1)	made	March 31
2007	$964	$224	$(182)	$1,006
2006	$1,068	$109	$(127)	$1,050

	Six months ended March 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued (1)	made	March 31
2007	$1,104	$309	$(407)	$1,006
2006	$1,187	$108	$(245)	$1,050

(1)	Warranties issued includes a decrease in estimate adjustment of $132,000 and $117,000 in the first quarter of fiscal 2007 and 2006, respectively.
We are not responsible and do not warrant that custom software versions created by original equipment manufacturer (OEM) customers based upon our software source code will function in a particular way, will conform to any specifications or are fit for any particular purpose and do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.
10. CONTINGENCIES
Contingent obligations
Effective April 1, 2005, we acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. The purchase price of $5.6 million in cash includes $0.8 million of contingent consideration paid in October 2006, based on the achievement of milestones identified in the merger agreement. Additional contingent consideration of up to $1.2 million is payable on October 1, 2007 if FS Forth achieves certain future milestones.
Legal Proceedings
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. CONTINGENCIES (CONTINUED)
NetSilicon and approximately 300 other public companies. The complaint names us as defendants along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. We believe that the claims against the NetSilicon defendants are without merit and have defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.
In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants.
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
On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us may not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of the Second Circuit Court of Appeals’ December 5, 2006 ruling. U.S. District Judge Scheindlin has ordered that all proceedings in the consolidated cases brought against us and against the roughly 300 other issuers sued in substantially similar cases (including proceedings relating to the proposed settlement) will be stayed pending the ruling by the Court of Appeals on whether to entertain that petition for rehearing. As a result of that filing, the impact, if any, of the Court of Appeals’ ruling on the viability of the proposed settlement cannot yet be determined.
If the proposed settlement is not consummated, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of March 31, 2007, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business, or our consolidated results of operations or financial condition.
In the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.

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
The words “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to our management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, project our future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Our future operating results and performance trends may be affected by a number of factors, including, without limitation, those described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our quarterly reports on Form 10-Q and our registration statements, could cause our actual future results to differ from those projected in the forward-looking statements as a result of the factors set forth in our various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the our Annual Report on Form 10-K for the year ended September 30, 2006.
OVERVIEW
We operate in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. We place a high priority on development of innovative reliable products that provide differentiated features and functions and allow for ease of integration with customers’ applications. We compete for customers on the basis of existing and planned product features, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
We plan to extend our current product lines with next generation commercial grade device networking products and technologies for targeted vertical markets, including but not limited to point of sale, industrial automation, office automation, medical and building controls. We believe that there is a market trend of device connectivity in these vertical commercial applications that will require communications intelligence or connectivity to the network or the Internet. These devices will be used for basic data communications, management, monitoring and control, and maintenance. We believe that we are well positioned to leverage our current products and technologies to take advantage of this market trend.
We anticipate that growth in the future will result from both products that are developed internally as well as from acquired products, and that the growth rate from products developed internally will increase as the multi-port serial adapters and the network interface cards (NICs) near the end of their product life cycles. Following are the business highlights for the three and six months ended March 31, 2007 and 2006:
• Net sales of $42.9 million for the three months ended March 31, 2007 represented an increase of $8.5 million, or 24.7%, compared to net sales of $34.4 million for the three months ended March 31, 2006. Net sales of $84.7 million for the six months ended March 31, 2007, represented an increase of $16.9 million, or 25.0%, compared to net sales of $67.8 million for the six months ended March 31, 2006.
• Gross profit margin decreased to 52.5% compared to 53.3% for the three months ended March 31, 2007 and 2006, respectively. Gross profit margin decreased to 52.6% compared to 53.8% for the six months ended March 31, 2007 and 2006, respectively.
• Operating expenses as a percent of net sales decreased by 2.5 and 3.0 percentage points for the three months and six months ended March 31, 2007 compared to the same periods in 2006 as we continue to focus on controlling expenses while increasing revenue. Total operating expenses for the three months ended March 31, 2007 were $17.8 million, or 41.5% of net sales, compared to $15.1 million, or 44.0% of net sales, for the three months ended March 31, 2006, an increase of $2.7 million. Total operating expenses for the six months ended March 31, 2007 were $35.5 million, or 41.9% of net sales, compared to $30.4 million, or 44.9% of net sales, for the six months ended March 31, 2006, an increase of $5.1 million.
• Net income increased $1.0 million to $3.6 million, or $0.14 per diluted share, for the three months ended March 31, 2007, compared to $2.6 million, or $0.11 per diluted share, for the three months ended March 31, 2006. Net income increased $2.6 million to $7.4 million, or $0.28 per diluted share, for the six months ended March 31, 2007, compared to $4.8 million, or $0.20 per diluted share, for the six months ended March 31, 2006. As a result of the extension of the research and development credit for two additional years beyond calendar 2005, a benefit for research and development credits earned during the last three quarters of fiscal 2006 was recorded during the first quarter of fiscal 2007, resulting in an additional tax benefit of $0.5 million or $0.02 per diluted share.
• Our net working capital position (total current assets less total current liabilities) increased $14.0 million to $97.3 million during the six months ended March 31, 2007 and our current ratio was 5.5 to 1 as of that date. Cash and cash equivalents and marketable securities increased $11.0 million to $69.9 million during the period. At March 31, 2007, we had no debt other than capital lease obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
	2007		2006		(decrease)	2007		2006		(decrease)
Net sales	$42,855	100.0%	$34,380	100.0%	24.7%	$84,666	100.0%	$67,756	100.0%	25.0%
Cost of sales (exclusive of amortiza- tion of purchased and core technology shown separately below)	19,215	44.9	14,894	43.3	29.0	37,865	44.7	28,904	42.7	31.0
Amortization of purchased and core technology	1,129	2.6	1,168	3.4	(3.3)	2,277	2.7	2,336	3.5	(2.5)

Gross profit	22,511	52.5	18,318	53.3	22.9	44,524	52.6	36,516	53.8	21.9
Operating expenses:
Sales and marketing	8,427	19.7	6,802	19.8	23.9	16,585	19.6	13,553	20.0	22.4
Research and development	6,068	14.1	5,011	14.6	21.1	12,040	14.2	9,825	14.5	22.5
General and administrative	3,302	7.7	3,293	9.6	0.3	6,880	8.1	7,047	10.4	(2.4)

Total operating expenses	17,797	41.5	15,106	44.0	17.8	35,505	41.9	30,425	44.9	16.7

Operating income	4,714	11.0	3,212	9.3	46.8	9,019	10.7	6,091	8.9	48.1
Interest income and other, net	759	1.8	554	1.7	37.0	1,530	1.8	886	1.4	72.7

Income before income taxes	5,473	12.8	3,766	11.0	45.3	10,549	12.5	6,977	10.3	51.2
Income tax provision	1,876	4.4	1,199	3.5	56.5	3,150	3.8	2,227	3.3	41.4

Net income	$3,597	8.4%	$2,567	7.5%	40.1%	$7,399	8.7%	$4,750	7.0%	55.8%

NET SALES
Net sales for the three and six months ended March 31, 2007 were $42.9 million and $84.7 million compared to net sales of $34.4 million and $67.8 million for the three and six months ended March 31, 2006, or an increase of 24.7% and 25.0%, respectively. Net sales of products acquired as a result of the MaxStream acquisition, which was acquired on July 27, 2006, were $5.0 million and $9.6 million for the first three and six months of fiscal 2007.
The following summarizes our net sales for the periods indicated:

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
($ in thousands)	2007		2006		(decrease)	2007		2006		(decrease)
Non-embedded	$24,445	57.0%	$21,293	61.9%	14.8%	$49,611	58.6%	$40,628	60.0%	22.1%
Embedded	18,410	43.0	13,087	38.1	40.7	35,055	41.4	27,128	40.0	29.2

Total net sales	$42,855	100.0%	$34,380	100.0%	24.7%	$84,666	100.0%	$67,756	100.0%	25.0%

Non-Embedded
Net sales of network connected products, USB, cellular gateways and MaxStream non-embedded products increased net sales by $5.0 million and $11.1 million for the three and six months ended March 31, 2007 as

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
compared to the three and six months ended March 31, 2006, respectively. Multi-port serial adapter products net sales declined by $1.8 million and $2.1 million for the three and six months ended March 31, 2007 compared to the same periods in the prior year as this product line continues to mature.
Embedded
Net sales of embedded modules and microprocessors increased by $5.8 million and $9.6 million for the three and six months ended March 31, 2007 compared to the three and six months ended March 31, 2006, respectively, due to market acceptance of embedded products and MaxStream modules. This was offset by a decline of $0.5 million and $1.7 million of NIC net sales for the three and six months ended March 31, 2007 as compared to the three and six months ended March 31, 2006, respectively, as these NICs are near the end of their product life cycle.
Fluctuation in foreign currency rates compared to the same periods one year ago had a favorable impact on net sales of $0.7 million and $1.2 million in the three and six month periods ended March 31, 2007.
GROSS PROFIT
Gross profit margin for both the three and six months ended March 31, 2007 was 52.5% compared to 53.3% and 53.8% for the three and six months ended March 31, 2006. The decrease in gross profit margin was primarily due to lower sales of high gross profit margin mature products and other product mix changes within both the embedded and non-embedded product categories.
We anticipate that our gross profit margins for the remainder of the fiscal year will be consistent with current levels. Gross profit margins include estimated amortization of purchased and core technology of 2.5 – 3.0 percentage points.
OPERATING EXPENSES
Total operating expenses for the three months ended March 31, 2007 were $17.8 million, or 41.5% of net sales, compared with $15.1 million, or 44.0% of net sales, for the three months ended March 31, 2006. Total operating expenses for the six months ended March 31, 2007 were $35.5 million, or 41.9% of net sales, compared with $30.4 million, or 44.9% of net sales, for the six months ended March 31, 2006. The increase in operating expenses is primarily attributable to the inclusion of operating expenses of $1.4 million pertaining to MaxStream and $1.4 million of variable compensation expenses related to the increase in revenue, partially offset by a $0.7 million reduction in professional fees compared to the second quarter of fiscal 2006. Operating expenses as a percent of net sales decreased by 2.4 and 3.0 percentage points for the three months and six months ended March 31, 2007 compared to the same periods in 2006 as we continue to focus on controlling expenses while increasing revenue.
Sales and marketing expenses for the three months ended March 31, 2007 were $8.5 million, or 19.7% of net sales, compared to $6.8 million, or 19.8% of net sales, for the three months ended March 31, 2006. The increase of $1.7 million in sales and marketing expenses for the three months ended March 31, 2007 compared to 2006 is primarily due to $0.7 million as a result of the acquisition of MaxStream and an increase of $0.7 million of salaries and incentive compensation related expenses associated with the increase in revenue. Sales and marketing expenses for the six months ended March 31, 2007 were $16.6 million, or 19.6% of net sales, compared to $13.6 million, or 20.0% of net sales, for the six months ended

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
March 31, 2006. The net increase in sales and marketing expenses of $3.0 million is primarily due to increased ongoing expenses of $1.4 million as the result of the acquisition of MaxStream and an increase of $1.3 million for salaries and incentive compensation related expenses.
Research and development expenses for the three months ended March 31, 2007 were $6.0 million, or 14.1% of net sales, compared to $5.0 million, or 14.6% of net sales, for the three months ended March 31, 2006. The increase in research and development expenses for the three months ended March 31, 2007 compared to 2006 is primarily due to increases of $0.4 million as a result of the MaxStream acquisition, an increase of $0.3 million for various chip development projects, and an increase of $0.4 million for salaries and incentive compensation related expenses. Research and development expenses for the six months ended March 31, 2007 were $12.0 million, or 14.2% of net sales, compared to $9.8 million, or 14.5% of net sales, for the six months ended March 31, 2006. The increase in research and development expenses of $2.2 million is due primarily to increased ongoing expenses of $0.8 million as a result of the acquisition of MaxStream, an increase of $0.8 million in salaries and incentive compensation related expenses and an increase of $0.6 million pertaining to various chip development projects.
General and administrative expenses were $3.3 million, or 7.7% of net sales, for the three months ended March 31, 2007 compared to $3.3 million, or 9.6% of net sales, for the three months ended March 31, 2006. For the three months ended March 31, 2007 compared to 2006, general and administrative expenses increased by $0.3 million due to primarily incentive compensation related expenses and $0.3 million due to the MaxStream acquisition. These increases were offset by a $0.7 million reduction in professional fees compared to the second quarter of fiscal 2006. General and administrative expenses were $6.9 million, or 8.1% of net sales, for the six months ended March 31, 2007 compared to $7.0 million, or 10.4% of net sales, for the six months ended March 31, 2006. The net decrease in general and administrative expenses of $0.1 million was due primarily to decreased professional fees of $1.3 million compared to the six months ended March 31, 2006, offset by increased ongoing expenses of $0.7 million as a result of the MaxStream acquisition and $0.3 million in incentive compensation related expenses.
INTEREST INCOME AND OTHER, NET
Interest income and other, net was $0.7 million and $1.5 million for the three and six months ended March 31, 2007 compared to $0.6 million and $0.9 million for the three and six months ended March 31, 2006, respectively. We realized interest income on marketable securities and cash and cash equivalents of $1.6 million and $1.1 million for the six month periods ended March 31, 2007 and 2006, respectively, due to higher average interest rates and an increase in the average invested balance. We earned an average interest rate of 5.1% for the six months ended March 31, 2007 compared to 3.9% for the six months ended March 31, 2006. The average invested balance for the six months ended March 31, 2007 and 2006 was $58.7 million and $49.3 million, respectively.
INCOME TAXES
Income taxes have been provided for at an effective rate of 29.9% for the six month period ended March 31, 2007 compared to an effective rate of 31.9% for the six month period ended March 31, 2006. On December 9, 2006, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit that previously expired on December 31, 2005. As a result of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES (CONTINUED)
the extension, we recorded a benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006. The additional research and development credits were accounted for as a discrete event in the first quarter of fiscal 2007. The effective tax rates for both the first six months of fiscal 2007 and 2006 are lower than the U.S. statutory rate of 35.0% primarily due to the utilization of income tax credits and the combined phase-out of the extraterritorial income exclusion and the phase-in of the U.S. domestic production activities deduction.
We expect our annualized 2007 income tax rate to be in a range of 33% to 33.5%, which includes the additional benefit related to the research and development credit.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At March 31, 2007, we had cash, cash equivalents and marketable securities of $69.9 million compared to $58.9 million at September 30, 2006. Our working capital (total current assets less total current liabilities) increased $14.0 million to $97.3 million at March 31, 2007 compared to $83.3 million at September 30, 2006.
Net cash provided by operating activities was $11.3 million and $8.1 million for the six months ended March 31, 2007 and 2006, respectively, resulting in a net increase of $3.2 million. This net increase is primarily due to an increase of $2.6 million of net income and $1.9 million for non-cash expenses, primarily related to stock-based compensation, deferred income taxes, and provisions for bad debts and product returns. Cash of $1.1 million was used as a result of additional material purchases and production builds in order to fulfill order demand.
Net cash used in investing activities was $11.8 million during the six months ended March 31, 2007 compared to net cash used by investing activities of $8.0 million during the same period in the prior fiscal year, resulting in $3.8 million of additional cash usage. This additional cash usage is due to a $2.4 million increase in purchases of marketable securities, net of settlements, $0.6 million related to purchases of property, equipment, improvements and certain other intangible assets, and $0.8 million for contingent purchase price payments related to the FS Forth acquisition (see Note 10 to Condensed Consolidated Financial Statements). We anticipate total fiscal 2007 capital expenditures to approximate $2.6 million.
We generated $1.7 million from financing activities during the six months ended March 31, 2007 compared to $3.2 million during the same period a year ago, primarily as a result of proceeds from stock option and employee stock purchase plan transactions in both periods, and the reflection of cash provided by the excess tax benefits related to the exercise of stock options.
The remaining increase in net cash of $0.9 million for the comparable six month periods ended March 31, 2007 and 2006 is due to the effect of exchange rate changes in cash and cash equivalents, primarily due to the strengthening of the Euro.
Management believes that current financial resources, cash generated from operations and our potential capacity for additional debt and/or equity financing will be sufficient to fund operations in the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
The following summarizes our contractual obligations at March 31, 2007 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$6,380	$2,141	$2,297	$1,249	$693
Capital leases	1,064	448	616	—	—

Total contractual cash obligations	$7,444	$2,589	$2,913	$1,249	$693

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning October 1, 2008. We are currently evaluating the impact of the provisions of FAS 157 on our consolidated financial statements and do not believe the impact of the adoption will be material.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS 159 could have on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements. However, we expect to reclassify a portion of our unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in our 2006 Annual Report on Form 10-K as filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper and corporate bonds. We do not use derivative financial instruments to hedge against interest rate risk as all investments are held to maturity and the majority of our investments mature in less than a year. A change in interest rates would not have a material effect on our financial statements.
FOREIGN CURRENCY RISK
Our transactions are executed in the U.S. Dollar, Euro or Japanese Yen. As a result, we are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros or Japanese Yen, and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.
For the six months ended March 31, 2007 and 2006, we had approximately $29.6 million and $27.4 million, respectively, of net sales to foreign customers including export sales, of which $14.5 million and $10.8 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.
The average monthly exchange rate for the Euro to the U.S. Dollar increased approximately 8.2% from 1.2014 to 1.3000 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar decreased from .0085 to .0084 for the first six months of fiscal year 2007 as compared to the same period one year ago. A 10.0% change from the first quarter fiscal 2007 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.7% increase or decrease in net sales and a 1.3% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we may need to consider in response to changes in the exchange rate.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2006 Annual Report on Form 10-K as filed with the SEC on December 6, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on January 22, 2007. Of the 25,085,451 shares of Digi common stock entitled to vote at the meeting, 18,293,381 shares were present at the meeting in person or by proxy. The stockholders voted on the following:
a)	The following individuals designated by our Board of Directors as nominees for director were elected for a three-year term, with voting as follows:

Nominee	Total Votes For	Withhold Authority
Guy C. Jackson	17,084,727	1,208,654
Ahmed Nawaz	18,111,747	181,634
b)	Proposal to approve the Digi International Inc. 2000 Omnibus Stock Plan, as Amended and Restated as of November 27, 2006. The proposal passed on a vote of 12,648,703 in favor, 2,838,400 against, 28,802 abstentions and 2,777,476 broker non-votes.

c)	Proposal to approve the Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated as of November 27, 2006. The proposal passed on a vote of 14,847,833 in favor, 646,568 against, 21,504 abstentions and 2,777,476 broker non-votes.

d)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ended September 30, 2007. The proposal passed on a vote of 18,096,178 in favor, 170,512 against, 26,691 abstentions and no broker non-votes.
ITEM 5. OTHER INFORMATION
None

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (2)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: May 8, 2007	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing
3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company	Filed Electronically

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically