Form 10-Q
period 2007-06-30
DIGI INTERNATIONAL INC
filed 2007-08-08
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 31, 2007, there were 25,408,107 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per common share data)
Net sales	$43,527	$35,860	$128,193	$103,616
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	19,392	15,222	57,257	44,126
Amortization of purchased and core technology	1,132	1,171	3,409	3,507

Gross profit	23,003	19,467	67,527	55,983

Operating expenses:
Sales and marketing	8,517	7,277	25,102	20,830
Research and development	6,039	5,402	18,079	15,227
General and administrative	3,349	3,037	10,229	10,084

Total operating expenses	17,905	15,716	53,410	46,141

Operating income	5,098	3,751	14,117	9,842

Other income (expense):
Interest income	872	685	2,444	1,744
Interest expense	(17)	(24)	(59)	(92)
Other expense	—	(86)	—	(191)

Total other income, net	855	575	2,385	1,461

Income before income taxes	5,953	4,326	16,502	11,303
Income tax (benefit) provision	(845)	978	2,305	3,205

Net income	$6,798	$3,348	$14,197	$8,098

Net income per common share:
Basic	$0.27	$0.14	$0.56	$0.35

Diluted	$0.26	$0.14	$0.55	$0.34

Weighted average common shares, basic	25,294	23,124	25,186	22,968

Weighted average common shares, diluted	26,152	23,904	26,032	23,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2007	2006
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$34,068	$15,674
Marketable securities	43,898	43,207
Accounts receivable, net	21,892	20,305
Inventories	25,305	21,911
Other	4,856	5,528

Total current assets	130,019	106,625
Property, equipment and improvements, net	19,848	19,488
Identifiable intangible assets, net	25,971	31,341
Goodwill	65,642	65,841
Other	2,184	2,026

Total assets	$243,664	$225,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$375	$381
Accounts payable	7,911	6,748
Income taxes payable	5,445	4,712
Accrued expenses:
Compensation	5,523	5,851
Other	3,568	5,592

Total current liabilities	22,822	23,284

Capital lease obligations, net of current portion	444	725
Net deferred tax liabilities	5,996	7,482

Total liabilities	29,262	31,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,021,122 and 27,748,640 shares issued and outstanding	280	277
Additional paid-in capital	170,049	164,782
Retained earnings	61,206	47,009
Accumulated other comprehensive income	1,426	940
Treasury stock, at cost, 2,647,145 and 2,711,496 shares	(18,559)	(19,178)

Total stockholders’ equity	214,402	193,830

Total liabilities and stockholders’ equity	$243,664	$225,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2007	2006
	(in thousands)
Operating activities:
Net income	$14,197	$8,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,878	1,949
Amortization of identifiable intangible assets and other assets	5,769	5,744
Excess tax benefits from stock-based compensation	(315)	(485)
Stock-based compensation expense	2,258	1,742
Deferred income taxes	(1,612)	(1,987)
Other	18	(436)
Changes in operating assets and liabilities:
Accounts receivable	(1,109)	(696)
Inventories	(3,543)	(1,068)
Other assets	709	(293)
Accounts payable and accrued expenses	(903)	(2,838)
Income taxes payable	1,328	4,121

Net cash provided by operating activities	18,675	13,851

Investing activities:
Purchase of held-to-maturity marketable securities	(56,593)	(44,836)
Proceeds from maturities of held-to-maturity marketable securities	55,902	30,578
Contingent purchase price payments related to business acquisitions	(781)	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,329)	(1,055)
Proceeds from the sale of property, equipment, improvements	17	—

Net cash used in investing activities	(3,784)	(15,313)

Financing activities:
Payments on capital lease obligations and long-term debt	(287)	(372)
Excess tax benefits from stock-based compensation	315	485
Proceeds from stock option plan transactions	2,433	2,931
Proceeds from employee stock purchase plan transactions	954	555

Net cash provided by financing activities	3,415	3,599

Effect of exchange rate changes on cash and cash equivalents	88	(705)

Net increase in cash and cash equivalents	18,394	1,432
Cash and cash equivalents, beginning of period	15,674	12,990

Cash and cash equivalents, end of period	$34,068	$14,422

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
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Recently Issued Accounting Pronouncements
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS 159 could have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact that SFAS 157 could have on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$6,798	$3,348	$14,197	$8,098

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,294	23,124	25,186	22,968

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	858	780	846	727

Denominator for diluted net income per common share — adjusted weighted average shares	26,152	23,904	26,032	23,695

Net income per common share, basic	$0.27	$0.14	$0.56	$0.35

Net income per common share, diluted	$0.26	$0.14	$0.55	$0.34

Potentially dilutive shares related to stock options to purchase 595,784 and 1,100,901 common shares for the three and nine month periods ended June 30, 2007, respectively, and potentially dilutive shares related to stock options to purchase 1,084,850 and 1,324,850 common shares for the three and nine month periods ended June 30, 2006, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income within stockholders’ equity. Comprehensive income was as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$6,798	$3,348	$14,197	$8,098
Foreign currency translation (loss) gain	(154)	85	486	(243)

Comprehensive income	$6,644	$3,433	$14,683	$7,855

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
Additionally, we have outstanding stock options for shares of our stock under various plans assumed in connection with our prior acquisition of NetSilicon, Inc. (the Assumed Plans). Additional awards cannot be made by us under the Assumed Plans.
Also, we sponsor an Employee Stock Purchase Plan as Amended and Restated as of November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. STOCK-BASED COMPENSATION (CONTINUED)
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
Stock-based compensation expense (pre-tax) is included in the consolidated results of operations as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Cost of sales	$33	$22	$100	$65
Sales and marketing	254	185	740	504
Research and development	183	132	514	401
General and administrative	284	240	904	772

Total stock-based compensation	$754	$579	$2,258	$1,742

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
Cash in the amount of $1.925 million and 165,090 shares of common stock were deposited to an escrow fund established at Wells Fargo Bank, National Association. These amounts were held in escrow for a period not to exceed one year from the date of closing to satisfy possible claims that could arise pursuant to specific representation and warranty sections of the merger agreement. The escrowed amounts of cash and stock were included in the determination of the purchase consideration on the date of acquisition because our management believed the outcome of the representation and warranty matters was reasonably determinable. We paid the former shareholders the full amount of the escrowed cash and stock from escrow on August 1, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. ACQUISITIONS (CONTINUED)
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation was adjusted by $0.4 million in March 2007 resulting in an increase in working capital and a reduction in goodwill due to the filing of an amended final tax return for MaxStream. The adjusted purchase price allocation resulted in goodwill of $26.0 million and a charge of $2.0 million for acquired in-process research and development. We believe that the acquisition resulted in the recognition of goodwill primarily because MaxStream’s wireless technologies and products significantly expand our wireless offering, covering both short and medium range distances using embedded modules and boxed/packaged solutions, enabling us to provide our customers end-to-end wireless solutions.
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

	Three months ended June 30, 2006		Nine months ended June 30, 2006
	Pro forma	As Reported	Pro forma	As Reported
Net sales	$39,685	$35,860	$113,765	$103,616
Net income	$3,435	$3,348	$8,106	$8,098
Net income per common share, basic	$0.14	$0.14	$0.33	$0.35
Net income per common share, diluted	$0.13	$0.14	$0.32	$0.34
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2006, nor are they necessarily indicative of the results that will be obtained in the future.
6. SELECTED BALANCE SHEET DATA (in thousands)

	June 30, 2007	September 30, 2006
Accounts receivable, net:
Accounts receivable	$22,373	$20,800
Less allowance for doubtful accounts	481	495

	$21,892	$20,305

Inventories:
Raw materials	$18,852	$16,491
Work in process	1,665	606
Finished goods	4,788	4,814

	$25,305	$21,911

Other accrued expenses:
Product warranty accrual	$959	$1,104
Accrued professional fees	624	879
Other accrued expenses	1,985	3,609

	$3,568	$5,592

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortized identifiable intangible assets were comprised of the following (in thousands):

	June 30, 2007			September 30, 2006
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$48,064	$(34,926)	$13,138	$48,022	$(31,492)	$16,530
License agreements	2,440	(2,190)	250	2,440	(1,890)	550
Patents and trademarks	7,882	(3,628)	4,254	7,608	(2,837)	4,771
Customer maintenance contracts	700	(376)	324	700	(324)	376
Customer relationships	11,544	(3,539)	8,005	11,470	(2,356)	9,114

Total	$70,630	$(44,659)	$25,971	$70,240	$(38,899)	$31,341

Amortization expense was $1.9 million for both the three months ended June 30, 2007 and 2006 and $5.7 million and $5.5 million for the nine months ended June 30, 2007 and 2006, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2007 and the five succeeding fiscal years is as follows (in thousands):

2007 (three months)	$1,884
2008	5,375
2009	4,036
2010	3,640
2011	3,070
2012	2,514
The changes in the carrying amount of goodwill were as follows (in thousands):

	Nine months ended June 30,
	2007	2006
Beginning balance, October 1	$65,841	$38,675
Purchase price adjustment — MaxStream	(374)	—
Purchase price adjustment — FS Forth	—	(147)
Foreign currency translation adjustment	175	84

Ending balance, June 30	$65,642	$38,612

During the nine months ended June 30, 2007, goodwill related to the purchase of MaxStream, acquired during fiscal 2006, was reduced by $0.4 million to reflect additional working capital associated with the filing of an amended final tax return. During the nine months ended June 30, 2006, the purchase price of FS Forth, acquired in fiscal year 2005, was reduced as a result of a change in certain tax liabilities, as defined in the purchase agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES
Income taxes have been provided for at an effective rate of (14.2%) and 14.0% for the three and nine month periods ended June 30, 2007, respectively, compared to an effective rate of 22.6% and 28.4% for the three and nine month periods ended June 30, 2006, respectively. In the third quarter of fiscal 2007, we recorded discrete tax benefits of $2.9 million, of which $2.3 million primarily resulted from the reversal of previously established income tax reserves that are no longer required as a result of the closing of a domestic tax return. In addition, we completed a foreign tax audit in the third quarter of 2007 and reversed $0.6 million in income tax reserves that had been previously established and are no longer required. During the first quarter of 2007, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit that previously expired on December 31, 2005. As a result of the extension, we recorded a discrete income tax benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006.
In the third quarter of fiscal 2006, we received tax refunds of $0.3 million related to final determination of prior year uncertainties and recorded other tax benefits primarily related to prior years’ research and development credit totaling $0.3 million. These items aggregating $0.6 million were accounted for as a discrete event in the third quarter of fiscal 2006.
The discrete events previously described benefited our effective tax rates as shown in the table below:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Effective tax rate before impact of discrete events	35.0%	34.8%	36.1%	33.9%
Impact of discrete events	-49.2%	-12.2%	-22.1%	-5.5%

Effective tax rate	-14.2%	22.6%	14.0%	28.4%

The effective tax rate before the impact of the discrete events for the nine months ended June 30, 2007 is approximately equal to the U.S. statutory rate of 35%. The effective tax rate before the impact of the discrete events for the nine months ended June 30, 2006 is slightly less than the U. S. statutory rate of 35%, primarily due to utilization of income tax credits and the combined extraterritorial income exclusion and the U.S. domestic production activities deduction.

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

	Three months ended June 30,
	Balance at	Warranties	Settlements	Balance at
	April 1	issued	made	June 30
2007	$1,006	$176	$(223)	$959
2006	$1,050	$160	$(128)	$1,082

	Nine months ended June 30,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued (1)	made	June 30
2007	$1,104	$485	$(630)	$959
2006	$1,187	$268	$(373)	$1,082
(1)	Warranties issued includes a reduction in an accrual adjustment of $132,000 and $117,000 in the first quarter of fiscal 2007 and 2006, respectively.
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
10. CONTINGENCIES
Contingent obligations
Effective April 1, 2005, we acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. The purchase price of $5.6 million in cash includes $0.8 million of contingent consideration paid in October 2006, based on the achievement of milestones identified in the merger agreement. Additional contingent consideration of up to $1.2 million will be recorded as an accrued liability and an addition to goodwill as of September 30, 2007 if FS Forth achieves certain future milestones. Any contingent consideration will be paid on October 1, 2007.
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
In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. Had it been approved by the Court, this proposed settlement would have resulted in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed settlement was conditioned on, among other things, a ruling by the District Court that the claims against NetSilicon and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement in a timely and appropriate fashion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. CONTINGENCIES (CONTINUED)
On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us could not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision.
In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including NetSilicon. Because any possible future settlement with the plaintiffs, if a settlement were ever to be negotiated and ultimately agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible future settlement of the claims against NetSilicon cannot now be predicted.
Given that the proposed settlement has been terminated, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of June 30, 2007, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
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
The words “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to our management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projection of our future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2006.
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
We plan to extend our current product lines with next generation commercial grade device networking products and technologies for targeted vertical markets, including but not limited to point of sale, industrial automation, office automation, medical and building controls. A connected or networked device is more productive because it can be remotely monitored and controlled, and data from it can be stored, analyzed and used in real time. We believe that wireless connectivity will be a key driver of the next wave of Internet growth. Our Cellular, WiFi, Zigbee, and proprietary RF networking products and technologies put us in a position to provide end-to-end wireless networking solutions.
We anticipate that growth in the future will result from both products that are developed internally as well as from acquired products, and that the growth rate from products developed internally will increase as the multi-port serial adapters and the network interface cards (NICs) near the end of their product life cycles. Following are the business highlights for the three and nine months ended June 30, 2007 and 2006:
• Net sales of $43.5 million for the three months ended June 30, 2007 represented an increase of $7.6 million, or 21.4%, compared to net sales of $35.9 million for the three months ended June 30, 2006. Net sales of $128.2 million for the nine months ended June 30, 2007, represented an increase of $24.6 million, or 23.7%, compared to net sales of $103.6 million for the nine months ended June 30, 2006.
• Gross profit margin decreased to 52.8% compared to 54.3% for the three months ended June 30, 2007 and 2006, respectively. Gross profit margin decreased to 52.7% compared to 54.0% for the nine months ended June 30, 2007 and 2006, respectively.
• Operating expenses as a percent of net sales decreased by 2.7 and 2.8 percentage points for the three and nine months ended June 30, 2007, compared to the same periods in 2006, as we continue to focus on controlling expenses while increasing revenue. Total operating expenses for the three months ended June 30, 2007 were $17.9 million, or 41.1% of net sales, compared to $15.7 million, or 43.8% of net sales, for the three months ended June 30, 2006, an increase of $2.2 million. Total operating expenses for the nine months ended June 30, 2007 were $53.4 million, or 41.7% of net sales, compared to $46.1 million, or 44.5% of net sales, for the nine months ended June 30, 2006, an increase of $7.3 million.
• Net income increased $3.5 million to $6.8 million, or $0.26 per diluted share, for the three months ended June 30, 2007, compared to $3.3 million, or $0.14 per diluted share, for the three months ended June 30, 2006. Net income increased $6.1 million to $14.2 million, or $0.55 per diluted share, for the nine months ended June 30, 2007, compared to $8.1 million, or $0.34 per diluted share, for the nine months ended June 30, 2006. During the third quarter of fiscal 2007, we reversed previously established income tax reserves which provided us an income tax benefit of $2.9 million, or $0.11 per diluted share, pertaining to the closing of a domestic tax return and a settlement of a foreign tax audit. In addition, as a result of the extension of the research and development credit for two additional years beyond calendar 2005, a benefit for research and development credits earned during the last three quarters of fiscal 2006 was recorded during the first quarter of fiscal 2007, resulting in an additional tax benefit of $0.5 million or $0.02 per diluted share.
• Our net working capital position (total current assets less total current liabilities) increased $23.9 million to $107.2 million during the nine months ended June 30, 2007 and our current ratio was 5.7 to 1 as of that date. Cash and cash equivalents and marketable securities increased $19.1 million to $78.0 million during the nine month period. At June 30, 2007, we had no debt other than capital lease obligations.

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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
	2007		2006		(decrease)	2007		2006		(decrease)
Net sales	$43,527	100.0%	$35,860	100.0%	21.4%	$128,193	100.0%	$103,616	100.0%	23.7%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	19,392	44.6	15,222	42.4	27.4	57,257	44.7	44,126	42.6	29.8
Amortization of purchased and core technology	1,132	2.6	1,171	3.3	(3.3)	3,409	2.6	3,507	3.4	(2.8)

Gross profit	23,003	52.8	19,467	54.3	18.2	67,527	52.7	55,983	54.0	20.6
Operating expenses:
Sales and marketing	8,517	19.6	7,277	20.3	17.0	25,102	19.6	20,830	20.1	20.5
Research and development	6,039	13.8	5,402	15.1	11.8	18,079	14.1	15,227	14.7	18.7
General and administrative	3,349	7.7	3,037	8.4	10.3	10,229	8.0	10,084	9.7	1.4

Total operating expenses	17,905	41.1	15,716	43.8	13.9	53,410	41.7	46,141	44.5	15.8

Operating income	5,098	11.7	3,751	10.5	35.9	14,117	11.0	9,842	9.5	43.4
Total other income, net	855	2.0	575	1.6	48.7	2,385	1.9	1,461	1.4	63.2

Income before income taxes	5,953	13.7	4,326	12.1	37.6	16,502	12.9	11,303	10.9	46.0
Income tax (benefit) provision	(845)	(1.9)	978	2.8	(186.4)	2,305	1.8	3,205	3.1	(28.1)

Net income	$6,798	15.6%	$3,348	9.3%	103.0%	$14,197	11.1%	$8,098	7.8%	75.3%

NET SALES
Net sales for the three and nine months ended June 30, 2007 were $43.5 million and $128.2 million compared to net sales of $35.9 million and $103.6 million for the three and nine months ended June 30, 2006, or an increase of 21.4% and 23.7%, respectively. Net sales of products acquired as a result of the MaxStream acquisition, which occurred on July 27, 2006, were $5.4 million and $15.0 million for the first three and nine months of fiscal 2007.
The following summarizes our net sales for the periods indicated:

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
($ in thousands)	2007		2006		(decrease)	2007		2006		(decrease)
Non-embedded	$24,750	56.9%	$22,176	61.8%	11.6%	$74,361	58.0%	$62,804	60.6%	18.4%
Embedded	18,777	43.1	13,684	38.2	37.2	53,832	42.0	40,812	39.4	31.9

Total net sales	$43,527	100.0%	$35,860	100.0%	21.4%	$128,193	100.0%	$103,616	100.0%	23.7%

Non-Embedded
Net sales of network connected products, USB, cellular gateways and MaxStream non-embedded products increased net sales by $4.2 million and $15.3 million for the three and nine months ended June 30, 2007 as compared to the three and nine months ended June 30, 2006, respectively. Multi-port serial adapter products net sales declined by $1.6 million and $3.7 million for the three and nine months ended June 30, 2007 compared to the same periods in the prior year as this mature product line slowly declines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Embedded
Net sales of embedded modules and microprocessors increased by $5.5 million and $15.1 million for the three and nine months ended June 30, 2007 compared to the three and nine months ended June 30, 2006, respectively, due to continued market acceptance of embedded products and MaxStream modules. This was offset by a decline of $0.4 million and $2.1 million of NIC net sales for the three and nine months ended June 30, 2007 as compared to the three and nine months ended June 30, 2006, respectively, as our NIC products are near the end of their product life cycle.
Fluctuation in foreign currency rates compared to the same periods one year ago had a favorable impact on net sales of $0.5 million and $1.7 million in the three and nine month periods ended June 30, 2007.
GROSS PROFIT
Gross profit margin for the three and nine months ended June 30, 2007 was 52.8% and 52.7% compared to 54.3% and 54.0% for the three and nine months ended June 30, 2006. The decrease in gross profit margin was primarily due to lower sales of high gross profit margin mature products and other product mix changes and customer mix changes within both the embedded and non-embedded product categories. We anticipate that our gross profit margins for the remainder of the fiscal year will be consistent with current levels.
OPERATING EXPENSES

	Three months ended June 30,				increase	Nine months ended June 30,				increase
($ in thousands)	2007		2006		(decrease)	2007		2006		(decrease)
Operating expenses:
Sales and marketing	$8,517	19.6%	$7,277	20.3%	$1,240	$25,102	19.6%	$20,830	20.1%	$4,272
Research and development	6,039	13.8	5,402	15.1	637	18,079	14.1	15,227	14.7	2,852
General and administrative	3,349	7.7	3,037	8.4	312	10,229	8.0	10,084	9.7	145

Total operating expenses	$17,905	41.1%	$15,716	43.8%	$2,189	$53,410	41.7%	$46,141	44.5%	$7,269

Total operating expenses increased $2.2 million for the comparable three month periods ended June 30, 2007 and 2006 which is primarily attributable to the inclusion of operating expenses of $1.6 million pertaining to MaxStream and $0.8 million of variable compensation expenses related to the increases in both revenue and profitability, partially offset by a $0.2 million reduction due to the timing of various chip development projects. For the nine month periods ended June 30, 2007 and 2006, total operating expenses increased by $7.3 million due to primarily to the inclusion of operating expenses of $4.5 million pertaining to MaxStream, $3.2 million of variable compensation expenses related to the increases in both revenue and profitability, $0.3 related to the timing of various chip development projects, offset by a decrease of $1.3 million in professional fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
Sales and marketing expenses for the three months ended June 30, 2007 were $8.5 million, or 19.6% of net sales, compared to $7.3 million, or 20.3% of net sales, for the three months ended June 30, 2006. The increase of $1.2 million in sales and marketing expenses for the three months ended June 30, 2007 compared to 2006 is primarily due to $0.7 million in expenses as a result of the acquisition of MaxStream and an increase of $0.5 million of salaries and incentive compensation related expenses associated with the increases in both revenue and profitability. Sales and marketing expenses for the nine months ended June 30, 2007 were $25.1 million, or 19.6% of net sales, compared to $20.9 million, or 20.1% of net sales, for the nine months ended June 30, 2006. The net increase in sales and marketing expenses of $4.2 million is primarily due to expenses of $2.1 million as the result of the acquisition of MaxStream and an increase of $1.9 million for salaries and incentive compensation related expenses associated with the increases in both revenue and profitability.
Research and development expenses for the three months ended June 30, 2007 were $6.1 million, or 13.8% of net sales, compared to $5.4 million, or 15.1% of net sales, for the three months ended June 30, 2006. The increase in research and development expenses for the three months ended June 30, 2007 compared to 2006 is primarily due to expenses of $0.6 million as a result of the MaxStream acquisition, an increase of $0.3 million for salaries and incentive compensation related expenses associated with the increases in both revenue and profitability, offset by a decrease of $0.2 million due to the timing of various chip development projects. Research and development expenses for the nine months ended June 30, 2007 were $18.1 million, or 14.1% of net sales, compared to $15.2 million, or 14.7% of net sales, for the nine months ended June 30, 2006. The increase in research and development expenses of $2.9 million is due primarily to expenses of $1.4 million as a result of the acquisition of MaxStream, an increase of $1.1 million in salaries and incentive compensation related expenses associated with the increases in both revenue and profitability and an increase of $0.3 million pertaining to the timing of various chip development projects.
General and administrative expenses were $3.3 million, or 7.7% of net sales, for the three months ended June 30, 2007 compared to $3.0 million, or 8.4% of net sales, for the three months ended June 30, 2006. For the three months ended June 30, 2007 compared to the same period in 2006, general and administrative expenses increased by $0.3 million as a result of expenses resulting from the MaxStream acquisition. General and administrative expenses were $10.2 million, or 8.0% of net sales, for the nine months ended June 30, 2007 compared to $10.1 million, or 9.7% of net sales, for the nine months ended June 30, 2006. The net increase in general and administrative expenses of $0.1 million was due primarily to expenses of $1.0 million as a result of the MaxStream acquisition, an increase of $0.2 million in incentive compensation related expenses associated with the increases in revenue and profitability, offset by a decrease in professional fees of $1.3 million.
OTHER INCOME, NET
Other income, net was $0.9 million and $2.4 million for the three and nine months ended June 30, 2007 compared to $0.6 million and $1.5 million for the three and nine months ended June 30, 2006, respectively. We realized interest income on marketable securities and cash and cash equivalents of $2.4 million and $1.5 million for the nine month periods ended June 30, 2007 and 2006, respectively, due to higher average interest rates and an increase in the average invested balance. We earned an average interest rate of 5.1% for the nine months ended June 30, 2007 compared to 4.1% for the nine months ended June 30, 2006. The average invested balance for the three months ended June 30, 2007 and 2006 was $70.4 million and $61.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER INCOME, NET
million, respectively. The average invested balance for the nine months ended June 30, 2007 and 2006 was $62.6 million and $53.3 million, respectively.
INCOME TAXES
Income taxes have been provided for at an effective rate of (14.2%) and 14.0% for the three and nine month periods ended June 30, 2007, respectively, compared to an effective rate of 22.6% and 28.4% for the three and nine month periods ended June 30, 2006, respectively. In the third quarter of fiscal 2007, we recorded discrete tax benefits of $2.9 million, of which $2.3 million primarily resulted from the reversal of previously established income tax reserves that are no longer required as a result of the closing of a domestic tax return. In addition, we completed a foreign tax audit in the third quarter of 2007 and reversed $0.6 million in income tax reserves that had been previously established and are no longer required. During the first quarter of 2007, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit that previously expired on December 31, 2005. As a result of the extension, we recorded a discrete income tax benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006.
In the third quarter of fiscal 2006, we received tax refunds of $0.3 million related to final determination of prior year uncertainties and recorded other tax benefits primarily related to prior years’ research and development credit totaling $0.3 million. These items aggregating $0.6 million were accounted for as a discrete event in the third quarter of fiscal 2006.
The discrete events previously described benefited our effective tax rates as shown in the table below:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Effective tax rate before impact of discrete events	35.0%	34.8%	36.1%	33.9%
Impact of discrete events	-49.2%	-12.2%	-22.1%	-5.5%

Effective tax rate	-14.2%	22.6%	14.0%	28.4%

The effective tax rate before the impact of the discrete events for the nine months ended June 30, 2007 is approximately equal to the U.S. statutory rate of 35%. The effective tax rate before the impact of the discrete events for the nine months ended June 30, 2006 is slightly less than the U. S. statutory rate of 35%, primarily due to utilization of income tax credits and the combined extraterritorial income exclusion and the U.S. domestic production activities deduction.
We expect our annualized 2007 effective income tax rate to be in a range of 15% to 25%, including the impact of the $3.4 million in discrete events recorded for the nine month period ended June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At June 30, 2007, we had cash, cash equivalents and marketable securities of $78.0 million compared to $58.9 million at September 30, 2006. Our working capital (total current assets less total current liabilities) increased $23.9 million to $107.2 million at June 30, 2007 compared to $83.3 million at September 30, 2006.
Consolidated Statement of Cash Flow Highlights (in thousands)

	Nine months ended June 30,
	2007	2006	Change
Operating activities	$18,675	$13,851	$4,824
Investing activities	(3,784)	(15,313)	11,529
Financing activities	3,415	3,599	(184)
Effect of exchange rate changes on cash and cash equivalents	88	(705)	793

Net increase in cash and cash equivalents	$18,394	$1,432	$16,962

Reconciliation of Net Income to Cash Inflows (Outflows) from Operating Activities (in thousands)

	Nine months ended June 30,
	2007	2006	Change
Net income	$14,197	$8,098	$6,099
Deferred income taxes	(1,612)	(1,987)	375
Depreciation and amortization	7,647	7,693	(46)
Stock-based compensation	2,258	1,742	516
Excess tax benefits from stock-based compensation	(315)	(485)	170
Other reconciling items	18	(436)	454

Net income adjusted for non-cash expenses	22,193	14,625	7,568
Changes in working capital	(3,518)	(774)	(2,744)

Cash flows provided by operating activities	$18,675	$13,851	$4,824

Net cash provided by operating activities was $18.7 million and $13.8 million for the nine months ended June 30, 2007 and 2006, respectively, resulting in a net increase of $4.9 million. This net increase is primarily due to an increase of $6.1 million of net income and $1.5 million for non-cash expenses, primarily related to stock-based compensation, deferred income taxes and provisions for bad debts. Changes in working capital reduced cash flows by $2.7 million resulting from $2.5 million of additional material purchases and production builds in order to fulfill order demand, additional cash usage of $2.8 million in income taxes payable, offset by $2.6 million of additional cash generated by various other working capital items.
Net cash used in investing activities was $3.8 million during the nine months ended June 30, 2007 compared to net cash used by investing activities of $15.3 million during the same period in the prior fiscal year, resulting in $11.5 million of additional cash generated. This additional cash generated is due to a $13.6 million increase in settlements of marketable securities, net of purchases, offset by additional cash usage of $1.3 million related to purchases of property, equipment, improvements and certain other

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
intangible assets, and $0.8 million for contingent purchase price payments related to the FS Forth acquisition (see Note 10 to Condensed Consolidated Financial Statements). We anticipate total fiscal 2007 capital expenditures to approximate $2.8 million.
We generated $3.4 million from financing activities during the nine months ended June 30, 2007 compared to $3.6 million during the same period a year ago, primarily as a result of proceeds from stock option and employee stock purchase plan transactions in both periods, and the reflection of cash provided by the excess tax benefits related to the exercise of stock options.
Management believes that current financial resources, cash generated from operations and our potential capacity for additional debt and/or equity financing will be sufficient to fund operations in the foreseeable future.
The following summarizes our contractual obligations at June 30, 2007 (in thousands):

	Payments due by fiscal period
		Less than
	Total	1 year	1-3 years	3-5 years	Thereafter
Operating leases	$6,193	$1,974	$2,231	$1,279	$709
Capital leases	952	447	505	—	—

Total contractual cash obligations	$7,145	$2,421	$2,736	$1,279	$709

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS 159 could have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning October 1, 2008. We are currently evaluating the impact of the provisions of FAS 157 on our consolidated financial statements and do not believe the impact of the adoption will be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements. However, we expect to reclassify a portion of our unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.
RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in our 2006 Annual Report on Form 10-K as filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper and corporate bonds. We do not use derivative financial instruments to hedge against interest rate risk as all investments are held to maturity and the majority of our investments mature in less than a year. A change in interest rates would not have a material effect on our consolidated financial statements.
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
For the nine months ended June 30, 2007 and 2006, we had approximately $44.6 million and $41.0 million, respectively, of net sales to foreign customers including export sales, of which $22.3 million and $16.6 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.
The average monthly exchange rate for the Euro to the U.S. Dollar increased approximately 2.7% from 1.2809 to 1.3160 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar decreased from .0092 to .0084 for the first nine months of fiscal year 2007 as compared to the same period one year ago. A 10.0% change from the first nine months of fiscal 2007 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.7% increase or decrease in net sales and a 1.3% increase or

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

10(a)	Severance Agreement between the Company and Lawrence A. Kraft dated July 30, 2007*

10(b)	Severance Agreement between the Company and Joel K. Young dated July 30, 2007*

PART II. OTHER INFORMATION (CONTINUED)
ITEM 6. EXHIBITS (CONTINUED)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification
*Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended March 31, 2007 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date: August 8, 2007	By:	/s/ Subramanian Krishnan

Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

10(a)	Severance Agreement between the Company and Lawrence A. Kraft dated July 30, 2007	Filed Electronically

10(b)	Severance Agreement between the Company and Joel K. Young dated July 30, 2007	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically