Form 10-K
period 2007-09-30
DIGI INTERNATIONAL INC
filed 2007-12-06
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐       No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $319,449,300, based on a closing price of $12.70 per common share as reported on the NASDAQ Global Select Market (formerly the NASDAQ National Market).
Shares of common stock outstanding as of November 26, 2007: 25,652,529

INDEX
DOCUMENTS INCORPORATED BY REFERENCE
The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in our Annual Report to Stockholders for the year ended September 30, 2007 and Proxy Statement for our Annual Meeting of Stockholders scheduled for January 24, 2008, a definitive copy of which will be filed on or about December 6, 2007. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

	ITEM IN FORM 10-K	PAGE/REFERENCE
PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance

	Directors of the Registrant	Election of Directors, Proxy Statement

	Executive Officers of the Registrant	72

	Compliance with Section 16(a) of the Exchange Act	Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement

	Code of Ethics	73

ITEM 11.	Executive Compensation	Election of Directors - Compensation Committee Interlocks and Insider Participation; Executive Compensation, Compensation of Directors, Proxy Statement

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Principal Stockholders and Management, Proxy Statement

	Equity Compensation Plan Information	73

ITEM 13.	Certain Relationships and Related Transactions, Director Independence	Election of Directors - Director Independence; Related Person Transaction Approval Policy, Proxy Statement

ITEM 14.	Principal Accounting Fees and Services	Audit and Non-Audit Fees, Proxy Statement

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules	76
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
The words “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to us as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Our future operating results and performance trends may be affected by a number of factors, including, without limitation, those described in Item 1A, Risk Factors, of this Form 10-K. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our quarterly reports on Form 10-Q and our registration statements, could cause our actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in our various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
ITEM 1. BUSINESS
The terms “we,” “our” or “us” mean Digi International Inc. and all of the subsidiaries included in the consolidated financial statements unless the context indicates otherwise.
COMPANY OVERVIEW
Digi International Inc. was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. Our common stock is traded on the NASDAQ Global Select Market under the symbol DGII. We have our worldwide headquarters in Minnetonka, Minnesota, with regional sales offices throughout North America, Europe, and Asia Pacific, and engineering offices in North America and Europe. Our products are available through approximately 285 distributors in more than 69 countries.
Our first products were box and board-level serial port adapters (sold under the DigiBoard® brand) that were used to directly connect multiple peripherals, such as standalone computer terminals, to personal computers or a host computer system. During the 1990s, we employed Ethernet technology to provide the connectivity infrastructure for businesses. This trend began in the head and branch offices of businesses and in the late 1990s began to extend to the factory, retail stores, restaurants, and many other environments such as medical, traffic control, and building controls. During the same time, the semiconductor industry was also advancing rapidly. Complete systems were being built on single integrated circuits (chips). These chips, as part of a box or board product, could be used to build a network interface for virtually any device for which network connectivity was required. We recognized the developing opportunities for device connectivity and in early 2000 implemented a strategy to leverage the brand strength that we had established with the DigiBoard product line by organically developing or acquiring next-generation connectivity products and technologies that would extend the value of the brand into an array of device networking applications.

ITEM 1. BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
In the past several years, we have augmented the strategy with an increasing emphasis on wireless solutions. Through both acquisition and internal product development, we have built a large portfolio of wireless products. Our wireless solutions are the basis of a new initiative we launched this year called “Drop-in Networking,” which is paving the way for new device networking applications. Drop-In Networking solutions provide end-to-end wireless connectivity to commercial grade electronic devices in locations where wires do not work or cannot be used. This initiative provides opportunities for us in the next wave of Internet growth. The initial wave was focused on connecting people, first with personal computers and now with cell phones, PDAs, and other related consumer devices. The next wave is about connecting devices and machines. We believe that the Internet will support billions of new devices in the next several years, and we anticipate that our Drop-In Networking solutions will provide opportunities for a significant market expansion in device networking.
PRODUCTS
Our products are divided into embedded and non-embedded product groupings. An embedded product is used by a product developer to build an electronic device (e.g., utilities meter, environmental sensor, retail scanner, medical instrument). It provides processing power and wired and/or wireless network connectivity to that device. Additional hardware or software development is required on the part of the customer when using an embedded product.
A non-embedded product is connected externally to a device or larger system (e.g., retail checkout, building access control panel, traffic controller) to provide network connectivity or port expansion. Non-embedded products generally do not require additional hardware development and often can be used right out of the box. They can provide an economical way to network-enable previously deployed devices, allowing companies to utilize the latest technologies without replacing existing equipment.
We offer a device manufacturer a range of non-embedded and embedded alternatives depending on their volumes and needs.
Embedded Networking Products
Modules — To develop a device around a chip or microprocessor involves a high level of complexity. A module is a group of components that are set up to work together, taking away most of that complexity. An embedded module provides somewhat less flexibility than a chip, but is much easier to implement into a product design.
Our modules can be divided into two categories: processor modules and communications modules. Processor modules provide customers with a networked platform for use as the main processor in an embedded system and the flexibility to allow them to add features and functionality to get to market very quickly with a network-enabled device. They are targeted as the core processors for products including access control systems, Point-of-Sale (POS) systems, Radio Frequency ID (RFID) readers, medical devices and instrumentation and networked displays. Communications modules are ideal for network-enabling and web-enabling a device. They enable customers to easily accommodate both wired and wireless functionality in one product design.

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Typically with a communication module, there is another processor performing the central processing. Adding wired or wireless networking communication to a device allows companies to manage that device over a network or via the Internet.
Chips — A chip (or microprocessor) provides the “brains” and processing power of an intelligent electronic device or communication sub-system. Some of our higher volume customers choose to purchase chips and build their own products. Chips are low cost but require the highest level of development expertise. Building a solution from the chip level offers a low total cost of the end design, but the level of complexity in product development can increase risk and prolong time to market.
Our chips are the building blocks for many of our embedded and non-embedded products. By using our own microprocessors, we can ensure complete software/hardware compatibility for product designs. In addition, it allows us to guarantee long-term availability to our module customers. This is a key advantage since many of these products are expected to be in use for five to ten years once they are developed.
Software and Development Tools — We support our embedded products with software and development tools so that customers can get to market quickly with new products. We offer a unique type of development kit that is easy to use, low cost, and enables development to begin within 30 minutes of installation. Our development kits include all of the hardware and software building blocks needed to develop an embedded product or to investigate a new embedded technology. Our kits support multiple operating environments, including Linux®, Microsoft® Windows® Embedded CE, Microsoft® .NET Micro Framework, and our own Rabbit Dynamic C® and Digi NET+OS®.
Single-Board Computers — Single-board computers (SBCs) are complete systems on a single circuit board. They are essentially a programmable box product without a box — everything is on the board and ready to be embedded into a larger system. They offer the same benefits as processor modules, but they also eliminate the need for additional interface circuitry because they include all of the key device interface components on one circuit board.
Network Interface Cards — Our intelligent Network Interface Cards (NICs) are legacy products that were used to provide Ethernet networking interfaces for printers. This function has increasingly been taken over by the main processor.
Non-Embedded Products
Cellular Routers — Cellular routers provide connectivity for devices over a cellular data network. They can be used as an alternative to landlines for cost-effective primary or backup connectivity to previously hard-to-reach sites and devices. We introduced the first intelligent high-speed cellular router in 2005 to address the growing need for customers to connect remote sites and devices. The products have been certified by major wireless service providers in the U.S. and abroad, including AT&T®, Verizon Wireless® and Sprint®. All of our cellular products include a unique network management software platform called Connectware® that provides secure management of devices across remote networks.
Gateways — A gateway aggregates local wireless data traffic for transport over a cellular or other IP-based network, usually to be transported back to a central application or database. Our gateway products, part of our Drop-in Networking initiative, enable devices or groups of devices to be networked in locations without a pre-existing network or where access to a network is prohibited. These gateways can work in conjunction with our wireless adapters and wireless embedded modules to enable customers to monitor and manage remote devices in a non-intrusive and economical way.

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Wireless Communications Adapters — Our wireless communications adapters are small box products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired connection is costly, disruptive or impractical. By supporting ZigBee®, Wi-Fi® and proprietary radio frequency (RF) technologies, we can meet most customer application requirements, such as serial cable replacement, Ethernet cable replacement, mesh networking, low cost/low power remote monitoring, and long distance connectivity.
Console Servers — Console servers, or console management servers, provide access to the serial ports of network equipment such as servers, routers or switches. Our intelligent console servers enable customers to access, monitor and manage network devices across multiple sites, both over the network or via their console ports, even when the network is down. They also provide advanced auditing and logging capabilities that complement regulatory compliance efforts including Sarbanes-Oxley and HIPPA.
Serial Servers — Serial Servers (also called device servers and terminal servers) add wired or wireless network connectivity to a serial device. They transfer data between a serial port and an Ethernet network, turning a previously isolated device with a serial port into a fully collaborative component of the network. We believe that serial servers will remain an important product category as Ethernet-based serial connections continue to extend beyond their current applications into new markets such as building automation, healthcare, process control, and secure console port management on servers, routers, switches, and other network equipment.
USB Connected Products — The Universal Serial Bus (USB) is a “plug-and-play” interface between a computer and peripheral devices. In recent years, many serial ports on PCs have been replaced with USB ports, due in large part to the usability and cost-effectiveness of USB devices. We have one of the most comprehensive and sophisticated USB port expansion product lines in the industry. Our USB-to-serial converters enable customers to expand a single USB port into multiple serial ports to connect legacy serial peripheral devices. The product line also includes USB hubs that add additional USB or powered USB ports, often for retail device connectivity; USB modem modules to add modem ports for dial-up remote access applications; and a network-enabled hub that connects USB devices over an IP network — an industry first.
Remote Display Products — Our remote display connectivity solutions are designed for digital advertising, digital menus, airport status displays, stadium scoreboards, or other applications where visual content is to be displayed in public areas. These “zero-clients” connect display, serial, and USB devices over an IP network — without a dedicated PC or thin client. Removing the PC or thin client in digital display applications saves space, reduces costs and increases security and reliability.
Cameras and Sensors — Cameras and sensors are used in a wide range of environmental monitoring and building automation/security applications. Our cameras and sensors are USB-attached. They are supported by application software that provides device status, data logging and alerts. These products also play a role in our Drop-in Networking initiative. The cameras can be connected to our cellular gateway to provide video or still-frame images from a chosen location, and the sensors can be connected to our wireless adapters to provide environmental data from end-point nodes.
Serial Cards — A serial card plugs into the expansion slot of a computer to provide serial ports for device connectivity. We are a market leader in this product category and offer one of the most comprehensive serial card product families in the market. Our products support a wide range of operating systems, port densities, bus types, expansion options, and applications. As Ethernet connections extend beyond current applications, the serial card products are gradually transitioning to network-attached and/or USB-attached devices. While we continue to fully support this mature product line, we have strengthened our product offering to meet customer needs and are working to seamlessly transition customers to newer technologies.

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Network Management Software — Network management software provides a means of managing devices on a network from remote locations. We offer network management software that provides enterprise class management and administration to many of our products. It enables customers to securely manage, monitor and configure groups of devices across remote networks from anywhere across a wired or wireless Internet Protocol (IP) network, including the Internet. One of the key benefits of this software is the reduction of administrative maintenance costs. Fewer trips are required to remote locations because the software can be used to diagnose and solve problems, and a dedicated administrator is not needed to monitor all of the devices.
DROP-IN NETWORKING INITIATIVE
We recently announced a new initiative called “Drop-in Networking.” Drop-in Networking provides end-to-end wireless access to electronic devices in places where wires will not work or cannot be used. Incorporating products from both our embedded and non-embedded categories, including modules, wireless communications adapters, cellular routers, gateways, sensors, and network management software, Drop-in Networking holds the potential to economically extend network connectivity to millions of new devices.
For applications in energy management, building control, manufacturing, supply chain management and a host of others, Drop-in Networking products provide a non-intrusive way to connect devices anywhere they reside. Devices are being connected that were previously not networked, such as irrigation controls for farms and golf courses, fish farm monitoring equipment and fitness equipment to name a few. Our innovations in Drop-in Networking enables our customers to differentiate their products, provides better customer service, and frequently creates new revenue streams.
APPLICATION MARKETS
We believe we are a worldwide leader in commercial device connectivity, through network-enabling devices in stores, factories, office buildings, banks, gas stations, oil rigs, hospitals, and many other vertical environments.
Industrial Automation — We provide products to network-enable process and quality control equipment, pump controllers, bar-code readers/scanners, scales and weighing stations, printers, machine vision systems, programmable logic controllers (PLCs) and many other types of manufacturing equipment. Connecting these devices over a network can help a manufacturing facility solve problems associated with productivity, inventory management and quality control.
Retail/Point-of-Sale (POS) — Our products solve the challenges associated with enabling POS devices to effectively share information across the network. They can be used to easily connect network devices like card swipe readers, bar-code scanners, scales, receipt printers and cash register display poles.
Building Automation/Security — Our products help automate and control buildings’ heating, ventilation and air conditioning (HVAC) and security systems, and solve the problem of standalone control systems that are unable to talk to each other and share important data. Our solutions can be used to centrally manage equipment and improve the comfort, safety and productivity of building occupants.
Medical/Healthcare — We provide a way to network-enable medical equipment and devices to receive, monitor and access patient information quickly, easily, and accurately, utilizing the hospital’s existing Ethernet or wireless network to improve patient care and reduce operating costs.

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS (CONTINUED)
Utilities — Migrating to IP-based communications can be a challenge for utility companies, due to compatibility issues between field equipment and the applications used with them. Our products enable companies to network-enable existing products in the field without replacing hardware or rewriting existing application software.
Data Center Management — Our out-of-band management solutions enable immediate response when a network fails or in other critical situations, providing connectivity to servers and network equipment when the primary network is down and eliminating costly travel to remote sites.
Office Networking — Each business day billions of images are created, moved and then output in some form over networks and the Internet in a process called image communication. This demanding process has driven the need for a new generation of network attached devices to manage the ever increasing load of network media. We provide core solutions for connecting, enabling and managing this process for office, industrial and POS printers, as well as multifunction peripherals (MFPs), network cameras, network liquid crystal displays (LCDs), information displays and network projectors.
Traffic Management — Our solutions make it easy to Ethernet-enable the field devices along roadsides and at intersections so that a traffic management center has access to real-time information. Some of the functions enabled by these solutions include traffic light coordination, hazardous road condition alerts and variable message sign updates.
ACQUISITIONS
We have made several acquisitions in the past five fiscal years that are consistent with our corporate strategy.
•	In February 2002, we acquired NetSilicon®, Inc. (NetSilicon), a developer and marketer of network attached processors and device connectivity software. NetSilicon’s advanced microprocessors and software allow customers to build intelligent, network-enabled solutions for manufacturers, mostly original equipment manufacturers (OEMs). The NetSilicon acquisition added chips, NICs, and software and development tools to our embedded product offering. The NetSilicon chips also formed the foundation for many of our embedded modules and next generation of non-embedded box products.

•	In April 2005, we acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (FS Forth), leading providers of embedded modules based on our processors and NET+OS software, as well as other microprocessors with supporting embedded software. The acquisition enhanced our embedded module portfolio and also added expertise in a wide range of popular operating systems including Linux and Microsoft Windows CE. Effective October 1, 2006, FS Forth merged into Digi International GmbH.

•	In May 2005, we acquired Rabbit Semiconductor® Inc. (formerly Z-World™, Inc.). The acquisition expanded our embedded portfolio to include the Rabbit line of microprocessors and microprocessor-based core modules and Z-World single-board computers (now all sold under the Rabbit brand). With bundled hardware and software, these products facilitate quick time-to-market for device manufacturers who need to add network connectivity to endpoint devices such as sensors, meters, vending machines, card readers, and scales.

ITEM 1. BUSINESS (CONTINUED)
ACQUISITIONS (CONTINUED)
•	In July 2006, we acquired MaxStream®, Inc. (MaxStream), a leader in the wireless device networking market. MaxStream supplies device manufacturers and integrators with reliable wireless modules and box products that are easy to use and allow customers to wirelessly monitor and control electronic devices. Typical applications include automated utility meter reading, oil and gas monitoring, remote control and monitoring of commercial heating and air conditioning systems, vehicle information access for fleet management, industrial controls, wireless sensors, and electronic signals. MaxStream was also a pioneer in the field of ZigBee®/802.15.4 wireless communications. The MaxStream acquisition significantly expanded our wireless offering both with embedded modules and non-embedded wireless communications adapters. The products also play a key role in our Drop-in Networking initiative.
In order to establish clear brand identities, our plan is to focus on two brands, Digi and Rabbit. Today the Digi and Rabbit brands have established strong identities with our targeted customer base. We believe that our customers associate the Digi brand with “reliability” and the Rabbit brand with “ease of integration.” Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability. In the core module and semiconductor application environments, ease of integration is a powerful brand identity.
We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Core technology is used across product lines to provide additional functionality for customers, allowing them to get to market with network-enabled devices faster. We have positioned ourselves in the growing market of integrated hardware and software connectivity solutions to network-enable the coming generation of intelligent devices in business applications.
DISTRIBUTION AND PARTNERSHIPS
We sell our products through a global network of distributors, systems integrators, value added resellers (VARs) and original equipment manufacturers (OEMs).
Our larger U.S. distributors include Tech Data Corporation, Arrow Distributing, Ingram Micro, Synnex, Future Electronics and NuHorizons. We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia Pacific, and Latin America. Additionally, we maintain strong relationships with catalog distributors CDW, Insight, Digi-Key and Mouser Electronics.
We maintain strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, and cellular carriers. Key partners include: Microsoft, VMware, Hewlett Packard, IBM, Dell, Toshiba, Atmel, Ember, Freescale, Siemens, Kyocera, AT&T, Sprint, Verizon, and several other cellular carriers. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain technology applications or geographical regions.
Our customer base includes many of the world’s largest companies. We have strategic sales relationships with leading vendors, allowing them to ship our board and network products as component parts of their overall networking solutions. These vendors include IBM, Rackable, NCR, Sun Microsystems, Fujitsu Transaction Solutions, Abbott Labs and Hewlett Packard, among others. Many of the world’s leading telecommunications companies and Internet service providers also rely on our products, including Alcatel-Lucent, AT&T, Sprint, Verizon and Siemens.
No customer comprised more than 10% of our net sales for the years ended September 30, 2007 and 2006. One distributor, Tech Data, comprised 12.9% of our net sales for the year ended September 30, 2005.

ITEM 1. BUSINESS (CONTINUED)
COMPETITIVE CONDITIONS
We compete in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. While we have no competitors that carry a comparable range of products, we do have various competitors based on specific products.
We are a leader in device networking for business, developing reliable products and technologies to connect and securely manage local or remote electronic devices over the network or via the Internet. Our enterprise solutions include embedded or non-embedded products or combinations of these products.
OPERATIONS
Our manufacturing operations procure all parts and perform certain functions involved in production. Most of our product manufacturing is subcontracted to outside firms that specialize in such services. We rely on third party foundries for our semiconductor devices. This approach is beneficial because it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
Our products are manufactured to our designs with standard and semi-custom components. Most of these components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that would adversely affect our consolidated results of operations.
SEASONALITY
In general, our business is not considered to be highly seasonal, although our first fiscal quarter revenue is often less than other quarters due to the holidays and fewer shipping days. In addition, some of our products are dependent upon the semiconductor industry which is highly cyclical and subject to rapid technological change.
RESEARCH AND DEVELOPMENT
During fiscal years 2007, 2006 and 2005, our research and development expenditures were $24.2 million, $20.9 million and $16.5 million, respectively. Due to rapidly changing technology in the communications technology industry, we believe that our success depends primarily upon the product development skills of our personnel. Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents. We have established common law and registered trademark rights on a family of marks for a number of our products.
BACKLOG
As of September 30, 2007, we had backlog orders in the amount of $14.1 million. Most of these orders are expected to be shipped in fiscal 2008. Backlog as of September 30, 2006 was $12.4 million and $9.0 million as of September 30, 2005. Backlog as of any particular date is not necessarily indicative of our future sales trends.

ITEM 1. BUSINESS (CONTINUED)
EMPLOYEES
We had 564 employees on September 30, 2007 compared to 549 employees on September 30, 2006.
GEOGRAPHIC AREAS
Financial information about geographic areas appears in Note 4 to our Consolidated Financial Statements in this Form 10-K.
DIGI INTERNATIONAL WEBSITE
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.digi.com) under the “About us — Investor Relations” caption or by writing to us. This information is available free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
We are not including the information on our website as part of, or incorporating it by reference into, our Form 10-K.

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
We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenues to decline.
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenues and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2007, 2006 and 2005, our research and development expenses comprised 14.0%, 14.4% and 13.2%, respectively, of our net sales. If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we develop new products that are accepted by our target markets, the net revenues from these products may not be sufficient to justify our investment in research and development.
A substantial portion of our recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment, security equipment and medical equipment. Our financial performance is dependent upon the development of the intelligent device markets that we are targeting, the increasing adoption of wireless technologies by these markets and our ability to successfully compete and sell our products to manufacturers of these intelligent devices.

ITEM 1A. RISK FACTORS (CONTINUED)
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
The sale of our wireless products in certain geographical markets is sometimes dependent on the ability to gain telecommunications carrier certifications and/or approvals by certain governmental bodies. Failure to obtain these approvals, or delays in receiving the approvals, could impact our ability to enter our targeted markets or to compete effectively or at all in these markets and could have an adverse impact on our revenues.
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

ITEM 1A. RISK FACTORS (CONTINUED)
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
The sale of our products typically involves a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies within their products and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, including end users’ internal purchasing reviews, that are beyond our control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer are not realized or delayed, our operating results could be materially adversely affected.
We depend on manufacturing relationships and on limited-source suppliers, and any disruptions in these relationships may cause damage to our customer relationships.
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost sales could be caused by other factors beyond our control, including late deliveries by vendors of components. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
Our use of suppliers in Southeast Asia involves risks that could negatively impact us.
We purchase printed circuit boards from suppliers in Southeast Asia. Product delivery times may be extended due to the distances involved, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays or expediting and customs issues. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability.
Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights.
Our ability to compete depends in part on our proprietary rights and technology. Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents.

ITEM 1A. RISK FACTORS (CONTINUED)
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
We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.
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

ITEM 1A. RISK FACTORS (CONTINUED)
Unanticipated changes in our tax rates could affect our future results.
Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or our interpretation of such laws. In addition, we may be subject to the examination of our income tax returns by the Internal Revenue Service and other U.S. and international tax authorities. We regularly assess the potential outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an effect on our consolidated operating results and financial condition.
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
We cannot assure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future and any failure to do so could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of an unconsummated acquisition, including claims that we failed to negotiate in good faith or misappropriated confidential information.
Our failure to effectively comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenues and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. Such laws and regulations have recently been passed in jurisdictions in which we operate. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (WEEE) makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market after August 13, 2005. The Restrictions of Hazardous Substances Directive (RoHS) bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union after July 1, 2006. In the future, China and other countries including the United States are expected to adopt further environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.

ITEM 1A. RISK FACTORS (CONTINUED)
Risks Related to Our Common Stock
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2007, the closing price of our common stock on the NASDAQ Global Select Market ranged from $11.57 to $16.64 per share. Our closing sale price on November 26, 2007 was $14.53 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock.
Certain provisions of the Delaware General Corporation Law and our charter documents have an anti-takeover effect.
There exist certain mechanisms under the Delaware General Corporation Law and our charter documents that may delay, defer or prevent a change of control. For instance, under Delaware law, we are prohibited from engaging in certain business combinations with interested stockholders for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain requirements are met, and majority stockholder approval is required for certain business combination transactions with interested parties. Our Certificate of Incorporation contains a “fair price” provision requiring majority stockholder approval for certain business combination transactions with interested parties, and this provision may not be changed without the vote of at least 80% of the outstanding shares of our voting stock. Other mechanisms in our charter documents may also delay, defer or prevent a change of control. For instance, our Certificate of Incorporation provides that our Board of Directors has authority to issue series of our preferred stock with such voting rights and other powers as the Board of Directors may determine. Furthermore, we have a classified board of directors, which means that our directors are divided into three classes that are elected to three-year terms on a staggered basis. Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year. In addition, under Delaware law, directors serving on a classified board may not be removed by shareholders except for cause. Pursuant to the terms of a shareholder rights plan adopted in 1998, each outstanding share of common stock has one attached right. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The effect of these anti-takeover provisions may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over the market price to some or all stockholders.
We have not paid cash dividends on our common stock and do not expect to do so.
We have never declared or paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table contains a listing of our current property locations:

			Ownership or
		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date

Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing, and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Waltham, MA	Research & development, sales and sales support	13,424	September 2010

Austin, TX	Sales, sales support, marketing, and administration	6,563	February 2009

Davis, CA	Sales, sales support, manufacturing and warehousing	24,000	December 2012

Davis, CA	Marketing, research & development, and administration	11,200	September 2008

Lindon, UT	Sales, marketing, research & development, and administration	10,686	December 2007

Hong Kong, China	Sales, marketing, and administration	4,061	July 2010

Beijing, China	Sales, marketing, and administration	2,372	December 2007

Shanghai, China	Sales, marketing, and administration	1,251	June 2008

Dortmund, Germany	Sales, sales support, marketing, and administration	65,348	Owned

Breisach, Germany	Sales, marketing, research & development, manufacturing, warehousing and administration	8,748	December 2008

Logrono, Spain	Sales, research & development, and administration	3,228	January 2017

Tokyo, Japan	Sales	1,371	November 2007
In addition to the above locations, we perform research and development activities in various other locations in the United States and sales activities in various other locations in Europe which are not deemed to be principal locations. We believe that our facilities are adequate for our needs. We are attempting to sell the Dortmund, Germany facility with a potential leaseback.
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
On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us could not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.
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
Given that the proposed settlement has been terminated, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2007, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our Common Stock trades under the symbol “DGII.” Since July 3, 2006 our Common Stock has traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market LLC and prior to that time was traded on the NASDAQ National Market tier. On November 26, 2007, the number of holders of our Common Stock was approximately 9,506, consisting of 250 record holders and approximately 9,256 stockholders whose stock is held by a bank, broker or other nominee.
High and low sale prices for each quarter during the years ended September 30, 2007 and 2006, as reported on the NASDAQ Stock Market LLC, were as follows:
Stock Prices

2007	First	Second	Third	Fourth
High	$14.50	$13.93	$15.67	$16.71
Low	$12.99	$11.39	$12.02	$13.12

2006	First	Second	Third	Fourth
High	$13.41	$11.81	$13.94	$14.35
Low	$9.63	$10.18	$10.91	$10.11
Dividend Policy
We have never paid cash dividends on our Common Stock. Our Board of Directors presently intends to retain all earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future.
We do not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities in the fourth quarter of the fiscal year ended September 30, 2007. We have an outstanding remaining balance of 1,000,000 shares available for repurchase.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the Nasdaq Stock Market – U.S. Companies on September 30, 2002 to September 30, 2007, the last day of fiscal 2007, with the total cumulative return on the CRSP Total Return Index for the Nasdaq Stock Market – U.S. Companies (the “CRSP Index”) and the CRSP Index for Nasdaq Telecommunications Stocks (the “Peer Index”) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2002, for our Common Stock, the CRSP Index and the Peer Index and assumes the reinvestment of all dividends.

	FY02	FY03	FY04	FY05	FY06	FY07
Digi International Inc.	100.00	338.91	585.25	549.41	691.24	729.13
CRSP Index	100.00	152.35	161.85	184.73	194.81	230.57
Peer Index	100.00	167.28	167.83	204.89	228.57	267.98

ITEM 6. SELECTED FINANCIAL DATA
(In thousands except per common share amounts and number of employees)

For the fiscal years ended September 30	2007	2006	2005	2004	2003
Net sales	$173,263	$144,663	$125,198	$111,226	$102,926

Gross profit	$91,346	$77,505	$71,491	$63,469	$55,766
Sales and marketing	33,499	28,591	26,339	25,556	24,734
Research and development	24,176	20,861	16,531	17,159	15,968
General and administrative	13,343	12,830	11,364	8,973	9,944
Restructuring	—	—	—	—	(600)
Acquired in-process research and development	—	2,000	300	—	—
Gain from forgiveness of grant payable	—	—	—	—	(553)

Operating income (1)	20,328	13,223	16,957	11,781	6,273
Total other income, net	3,396	2,044	1,026	369	296

Income before income taxes and cumulative effect of accounting change	23,724	15,267	17,983	12,150	6,569
Income tax provision (benefit) (2)	3,951	4,154	318	3,487	(23)

Income before cumulative effect of accounting change	19,773	11,113	17,665	8,663	6,592
Cumulative effect of accounting change (3)	—	—	—	—	(43,866)

Net income (loss)	$19,773	$11,113	$17,665	$8,663	$(37,274)

Net income (loss) per common share, basic:
Income before cumulative effect of accounting change	$0.78	$0.48	$0.79	$0.41	$0.31
Cumulative effect of accounting change (3)	—	—	—	—	(2.08)

Net income (loss) per common share	$0.78	$0.48	$0.79	$0.41	$(1.77)

Net income (loss) per common share, diluted Income before cumulative effect of accounting change	$0.76	$0.46	$0.76	$0.39	$0.31
Cumulative effect of accounting change (3)	—	—	—	—	(2.07)

Net income (loss) per common share	$0.76	$0.46	$0.76	$0.39	$(1.76)

Balance sheet data as of September 30:
Working capital (total current assets less total current liabilities)	$115,703	$83,341	$69,995	$82,090	$57,793
Total assets	$251,826	$225,321	$177,631	$150,465	$132,540
Long-term debt and capital lease obligations	$358	$725	$1,181	$—	$—
Stockholders’ equity	$222,905	$193,830	$153,537	$127,079	$105,863
Book value per common share (stockholders’ equity divided by outstanding shares)	$8.73	$7.74	$6.78	$5.83	$5.23
Number of employees as of September 30	564	549	481	341	358

(1)	Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective method of application. Total compensation cost for stock-based payment arrangements totaled $3.0 million ($2.0 million after tax) or $.08 per diluted share during fiscal year 2007, and $2.3 million ($1.5 million after tax) or $.06 per diluted share during fiscal year 2006. Prior to the adoption of this Statement, no compensation cost for stock-based payment arrangements was recognized in earnings. Refer to Note 9 to our Consolidated Financial Statements for further discussion.

(2)	In fiscal 2007, we reversed income tax reserves of $3.6 million associated with the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year. We also recorded other discrete tax benefits of $0.7 million in fiscal 2007, (see Note 8 to our consolidated financial statements). In fiscal 2006 and 2005, we reversed income tax reserves of $1.6 million and $5.7 million, respectively, primarily due to a settlement of tax audits with the French government in 2006 and the Internal Revenue Service in 2005. In 2003, we reversed a valuation allowance, resulting in an income tax benefit of $1.4 million, based on anticipated future taxable income generated by our German operations.

(3)	We adopted the provisions of FAS 142 as of October 1, 2002 at which time we determined that there was a total goodwill impairment or $43.9 million. The charge was attributable primarily to an impairment of the carrying value of goodwill related to the acquisition of Net Silicon of $38.4 million and goodwill related to the Central Data Corporation and INXTECH acquisitions of $3.5 million and $2.0 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We operate in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. We help customers connect, monitor, and control local or remote electronic devices over a network or via the Internet. We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Core technology is used across product lines to provide additional functionality for customers, allowing them to get to market with network-enabled devices faster. We have positioned ourselves in the growing market of integrated hardware and software connectivity solutions to network-enable the coming generation of intelligent devices in commercial applications.
Our revenues consist of products that are in non-embedded and embedded product groupings. The non-embedded products include serial cards, serial servers, USB connected products, cellular routers, cellular gateway products, network management software, console servers, remote display products, wireless communications adapters, and cameras and sensors. Embedded products include chips, modules, single-board computers, Network Interface Cards (NICs) and software and development tools. Our non-embedded serial cards and our embedded NICs are in the mature phase of their product life cycles. Our strategy is to focus on key applications, customers and markets to efficiently manage the migration from products that are in the mature phase of their product life cycles to other newer technologies.
During 2007, we announced a new solution category called “Drop-in Networking.” Drop-in Networking provides end-to-end wireless access to electronic devices in places where wires will not work or cannot be used. Incorporating products from both our embedded and non-embedded categories, including modules, wireless communications adapters, cellular routers, gateways, sensors, and network management software, Drop-in Networking holds the potential to economically extend network connectivity to millions of new devices. For applications in energy management, building control, manufacturing, supply chain management and a host of others, Drop-in Networking products provide a non-intrusive way to connect devices anywhere they reside. Devices are being connected that were previously not networked, such as irrigation controls for farms and golf courses, fish farm monitoring equipment and fitness equipment to name a few. Our innovations in Drop-in Networking enable our customers to differentiate their products, provide better customer service, and frequently create new revenue streams.
During fiscal 2007, we experienced a significant increase in cash incentive compensation expenses compared to fiscal 2006 due to higher achievement of our financial incentive compensation targets.  Executive cash incentive compensation is principally based on earnings before taxes, depreciation and amortization (EBTDA), revenue and cash balances, while employee cash incentive compensation is tied to EBTDA, revenue, and achievement of individual goals.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information from our Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

							% Increase (decrease)
							2007	2006
	Year ended September 30,						Compared	Compared
($ in thousands)	2007		2006		2005		to 2006	to 2005
Net sales	$173,263	100.0%	$144,663	100.0%	$125,198	100.0%	19.8%	15.5%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below) (1)	77,376	44.7	62,322	43.1	49,516	39.6	24.2	25.9
Amortization of purchased and core technology	4,541	2.6	4,836	3.3	4,191	3.3	(6.1)	15.4

Gross profit	91,346	52.7	77,505	53.6	71,491	57.1	17.9	8.4
Operating expenses:
Sales and marketing (1)	33,499	19.3	28,591	19.8	26,339	21.1	17.2	8.6
Research and development (1)	24,176	14.0	20,861	14.4	16,531	13.2	15.9	26.2
General and administrative (1)	13,343	7.7	12,830	8.9	11,364	9.1	4.0	12.9
In-process research and development	—	—	2,000	1.4	300	0.2	N/M	N/M

Total operating expenses	71,018	41.0	64,282	44.5	54,534	43.6	10.5	17.9

Operating income	20,328	11.7	13,223	9.1	16,957	13.5	53.7	(22.0)
Total other income, net	3,396	2.0	2,044	1.4	1,026	0.9	66.1	99.2

Income before income taxes	23,724	13.7	15,267	10.5	17,983	14.4	55.4	(15.1)
Income tax provision	3,951	2.3	4,154	2.8	318	0.3	(4.9)	N/M

Net income	$19,773	11.4%	$11,113	7.7%	$17,665	14.1%	77.9%	(37.1)%

N/M means not meaningful

(1)	As a result of adopting FAS No. 123R as of October 1, 2005 on a modified prospective basis, stock-based compensation expense (pre-tax) is included in the consolidated results of operations for the years ended September 30, 2007 and 2006 as follows (in thousands):

	Year ended September 30,
	2007	2006
Cost of sales	$137	$89
Sales and marketing	993	694
Research and development	703	530
General and administrative	1,192	976

Total	$3,025	$2,289

NET SALES
Net sales were $173.3 million in fiscal 2007 compared to $144.7 million in fiscal 2006, an increase of $28.6 million, or 19.8%. Net sales of MaxStream-branded products were $20.6 million in fiscal 2007 compared to $3.2 million in fiscal 2006, an increase of $17.4 million, which includes two months of revenue from the date of acquisition of July 27, 2006. Net sales of all other products, except serial cards and NICs, increased by $19.7 million, or 18.0%. Net sales of serial cards, which are a non-embedded product, and NICs, which are an embedded product, decreased by $8.5 million, or 26.9%. Serial cards are in a mature market that is declining at a rate of approximately 15% — 20% per year. Serial cards net sales represented 12.5% of total net sales for fiscal 2007. NICs are at the end of their product life cycle and represented less than 1% of our net sales for fiscal 2007.
The net sales increase from 2005 to 2006 was $19.5 million, or 15.5%. Net sales of products acquired as a result of the FS Forth, Rabbit, and MaxStream acquisitions, which are primarily embedded products, increased $27.5 million in fiscal 2006 compared to fiscal 2005. Net sales of all other products, except serial cards and NICs, increased by $7.8 million, or 12.2% in fiscal 2006. Net sales of serial cards, which are a non-embedded product, and NICs, which are an embedded product, decreased by $15.8 million, or 33.4% as serial cards are declining and NICs approach the end of their product life cycle.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
A shift in the customer and product mix has resulted in a slight decrease in our average selling price of our products as we are selling more embedded products as a percentage of total net sales. Embedded products generally have a lower average selling price than non-embedded products. Fluctuation in foreign currency rates compared to the prior year’s rates had a favorable impact on net sales of $2.3 million in fiscal 2007, an unfavorable impact on net sales of $0.6 million in fiscal 2006 and a favorable impact on net sales of $0.7 million in fiscal 2005.
Net Sales by Products
Our revenue is generated from two product groupings: non-embedded and embedded. The following table presents our revenue by product grouping:

	Net Sales			% of Net Sales
($ in millions)	2007	2006	2005	2007	2006	2005
Non-embedded	$98.9	$86.7	$87.5	57.1%	59.9%	69.9%
Embedded	74.4	58.0	37.7	42.9%	40.1%	30.1%

Total	$173.3	$144.7	$125.2	100.0%	100.0%	100.0%

Non-Embedded
Our non-embedded products net sales increased $12.2 million, or 14.1% in fiscal 2007 compared to fiscal 2006 due to an increase in sales of serial servers, USB connected products, wireless communication adapters and gateways, partially offset by the continuing sales decline of serial cards.
Our non-embedded products net sales decreased $0.8 million in fiscal 2006 compared to fiscal 2005. Product introductions generated an increase in net sales of network connected products, USB and gateways, partially offsetting the continuing sales decline of serial cards.
Embedded
Embedded products net sales increased $16.4 million, or 28.2% in fiscal 2007 compared to fiscal 2006. An increase in net sales of embedded modules and single-board computers was partially offset by the continued decline of the NIC sales.
Embedded products net sales increased $20.3 million, or 53.7% in fiscal 2006 compared to fiscal 2005. Net sales of Rabbit, FS Forth and MaxStream-embedded products increased $25.9 million in fiscal 2006 compared to fiscal 2005. Introduction of new embedded modules and microprocessors, as well as new customers reaching production volumes, partially offset the continuing decline of NIC sales in fiscal 2006.
Net Sales by Distribution Channels
Our revenue is generated from these distribution channels: Direct / OEMs and distributors. The following table presents our revenue by channel:

	Net Sales			% of Net Sales
($ in millions)	2007	2006	2005	2007	2006	2005
Direct / OEM Channel	$88.6	$70.3	$62.7	51.1%	48.6%	50.1%
Distribution Channel	84.7	74.4	62.5	48.9%	51.4%	49.9%

Total Company	$173.3	$144.7	$125.2	100.0%	100.0%	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
The increase in Direct / OEM channel net sales during the last three fiscal years was primarily due to our continued enhancement of our product offerings through the acquisitions of Rabbit and MaxStream, whose customers are primarily OEMs, and our decision to sell directly to certain customers rather than through the distribution channel.
The increase in the distribution channel net sales over the last three fiscal years was primarily due to our continued focus on maintaining our channel strategy, which includes employing additional channel partners and releasing complementary products.
Net Sales by Geographic Area
Our revenue by geographic location of our customers is as follows:

	Net Sales			% of Net Sales
($ in millions)	2007	2006	2005	2007	2006	2005
International	$61.3	$55.9	$53.2	35.3%	38.6%	42.5%
United States	112.0	88.8	72.0	64.7%	61.4%	57.5%

Total Company	$173.3	$144.7	$125.2	100.0%	100.0%	100.0%

The increase in net sales in the United States was primarily due to incremental net sales resulting from the MaxStream and Rabbit acquisitions, continued market penetration and new customer volume increases.  Net sales in the United States, as a percent of total net sales, has increased over the past two years, while the percentage of international net sales as a percent of total net sales has decreased.  This is a result of the customer base for MaxStream and Rabbit being comprised of a larger proportion of United States customers compared to international customers.  However, we expect that in the future our international net sales will grow more quickly as a percent of total net sales than our United States net sales.
GROSS PROFIT
2007 Compared to 2006
Gross profit margin for 2007 was 52.7% compared to 53.6% for 2006. The decrease in gross profit margin is primarily a result of product and customer mix changes related to the increase in embedded net sales. This was offset by an increase in gross profit margin of 0.7% due to reduced amortization of purchased and core technology since some of this technology became fully amortized in 2007. Amortization of purchased and core technology was $4.5 million or 2.6% in fiscal 2007 as compared to $4.8 million or 3.3% in fiscal 2006.
2006 Compared to 2005
Gross profit margin for 2006 was 53.6% compared to 57.1% in 2005. The decrease in gross profit margin was primarily due to product mix changes among products within both the embedded and non-embedded product groups, as well as higher manufacturing expenses. Amortization of purchased and core technology was $4.8 million or 3.3% in fiscal 2006 as compared to $4.2 million or 3.3% in fiscal 2005.
OPERATING EXPENSES
2007 Compared to 2006
Operating expenses were $71.0 million in 2007, an increase of $6.7 million or 10.5%, compared to operating expenses of $64.3 million in 2006. The incremental operating expenses resulting from the acquisition of MaxStream on July 27, 2006 provided an additional $4.6 million of operating expenses, which was offset by a $2.0 million charge for in-process research and development in the fourth quarter of fiscal 2006 in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
connection with the acquisition of MaxStream. Compensation-related expenses, including salaries and cash incentive compensation and stock-based compensation, increased by $4.5 million in fiscal 2007 as compared to fiscal 2006 due to an increase in employees, merit increases and a higher level of cash incentive compensation achievement based on revenue and other defined performance measures.
Sales and marketing expenses were $33.5 million in 2007, an increase of $4.9 million or 17.2%, compared to sales and marketing expenses of $28.6 million in 2006. The incremental expenses related to the MaxStream acquisition increased sales and marketing expenses by $2.2 million. In addition, sales and marketing expenses increased by $2.4 million for compensation-related expenses and by $0.3 million for miscellaneous other sales and marketing expenses.
Research and development expenses were $24.2 million in 2007, an increase of $3.3 million or 15.9%, compared to research and development expenses of $20.9 million in 2006. The incremental research and development expenses related to the MaxStream acquisition accounted for $1.7 million of the increase. The remaining increase of $1.6 million is primarily a result of compensation-related expenses.
General and administrative expenses were $13.3 million in 2007, an increase of $0.5 million or 4.0%, compared to general and administrative expenses of $12.8 million in 2006. General and administrative expenses increased $0.7 million due to the incremental expenses related to the MaxStream acquisition, $0.5 million due to compensation-related expenses, $0.3 million due to bad debt expense, $0.2 million due to the gain on sale of intellectual property sold in fiscal 2006 and the remaining $0.4 million is due to maintenance expense and other related general and administrative expenses. Professional fees decreased by $1.1 million in fiscal 2007 as compared to fiscal 2006, primarily related to reduced legal fees as well as reduced consulting fees. We also recorded a $0.5 million gain related to the sale of land in the fourth quarter of fiscal 2007.
We recorded a $2.0 million charge in fiscal 2006 for in-process research and development expenses related to the acquisition of MaxStream.
2006 Compared to 2005
Operating expenses were $64.3 million in 2006, an increase of $9.8 million or 17.9%, compared to operating expenses of $54.5 million in 2005. The acquisition of MaxStream resulted in $3.1 million of additional operating expenses of which $2.0 million is related to in-process research and development. Fiscal 2006 also includes twelve months of operating expenses for Rabbit and FS Forth, acquired in the third quarter of fiscal 2005, resulting in incremental operating expenses of $7.5 million (of which $0.7 million is related to identifiable intangibles amortization expense) in 2006. As a result of the adoption of FAS 123R on October 1, 2005, we recorded $2.2 million in stock-based compensation expense in fiscal 2006. Operating expense savings of $3.0 million were realized in fiscal 2006 compared to fiscal 2005, primarily due to savings in compensation-related expenses, contract labor and professional fees.
Sales and marketing expenses were $28.6 million in 2006, an increase of $2.3 million or 8.6%, compared to sales and marketing expenses of $26.3 million in 2005. Sales and marketing expenses increased by an incremental $2.9 million due to the acquisitions of MaxStream, Rabbit and FS Forth and by an incremental $0.7 million due to stock-based compensation expense. These increases were offset by a decrease in compensation-related expenses of $1.1 million due to fewer employees and decreased commissions in fiscal 2006 compared to fiscal 2005.

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
General and administrative expenses were $12.8 million in 2006, an increase of $1.4 million or 12.9%, compared to general and administrative expenses of $11.4 million in 2005. The increase was due to incremental expenses of $1.9 million (of which $0.7 million is related to identifiable intangibles amortization expense) related to the acquisitions of MaxStream, Rabbit and FS Forth and by an incremental $1.0 million due to stock-based compensation expense. The aforementioned increases in expenses were offset by savings of $1.2 million in compensation-related expenses, professional fees and depreciation expense due to certain assets becoming fully depreciated. Intellectual property associated with a prior acquisition was sold for $0.2 million and was recorded as a reduction of expense in general and administrative expenses in fiscal 2006.
In-process research and development expenses associated with the acquisition of MaxStream were $2.0 million in 2006, compared to in-process research and development expenses of $0.3 million in 2005 associated with the acquisition of Rabbit in 2005 (see Note 2 to our Consolidated Financial Statements).
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
MaxStream, Inc.
On July 27, 2006, we acquired MaxStream, Inc. (MaxStream), a privately held corporation. The total purchase price of $40.5 million included $19.8 million in cash (excluding cash acquired of $3.7 million) and $20.7 million in common stock, in exchange for all outstanding shares of MaxStream’s preferred and common stock and outstanding stock options. We did not replace MaxStream’s outstanding options with Digi options.
At the time of acquisition, MaxStream had development projects in process associated with the XStream Gen. 2, X. Eleven, Mesh Firmware, Xbee Zigbee Firmware and Xplore products. We estimated that $2.0 million of the purchase price represented the fair value of acquired in-process research and development related to the products listed below (in thousands) that were under development, had a measurable percentage completed and a documented expected life, had not yet reached technological feasibility, and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.

XStream Gen. 2	$900
X. Eleven	500
Mesh Firmware	400
Xbee Zigbee Firmware	100
Xplore	100

Total in-process research and development	$2,000

The Xplore and Mesh Firmware projects were released during fiscal year 2007. The XStream Gen. 2 along with the X. Eleven and Xbee Zigbee Firmware projects are expected to be released in fiscal year 2008. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We anticipate that the projected revenue from these projects will be in line with original projections.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)
Rabbit Semiconductor Inc.
On May 26, 2005, we acquired Rabbit, formerly Z-World, Inc., a privately held corporation for a purchase price of $49.3 million in cash (excluding cash acquired of $0.4 million and assumption of $1.3 million in debt).
At the time of acquisition, Rabbit had a development project in process for the Rabbit 4000 microprocessor. The project involved the design and development of a next-generation microprocessor that would have increased code execution speed, reduced code size, added security features, and integrated Ethernet capabilities. We estimated that $0.3 million of the purchase price represented the fair value of acquired in-process research and development related to the Rabbit 4000 microprocessor that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.
We released the Rabbit 4000 microprocessor in March 2006. We anticipate that the projected revenue from the Rabbit 4000 microprocessor will be in line with original projections. These estimates are subject to change and no assurance can be given that deviations from these estimates will not occur.
OTHER INCOME, NET
Other income, net was $3.4 million in fiscal 2007, an increase of $1.4 million compared to $2.0 million in fiscal 2006. During fiscal 2007, we realized $3.5 million of interest income on marketable securities and cash and cash equivalents compared to $2.4 million during fiscal 2006. The increase in interest income was due to higher average investment balances and higher average interest rates. The average investment balance during fiscal 2007 was $66.7 million compared to $52.6 million for fiscal 2006. We earned an average interest rate of 5.1% during fiscal 2007 compared to 4.3% for fiscal 2006. Interest expense was $0.1 million for fiscal 2007 and related to our capital leases.
Total other income, net was $2.0 million in fiscal 2006 compared to $1.0 million in fiscal 2005. We realized interest income on marketable securities and cash and cash equivalents of $2.4 million in fiscal 2006 compared to $1.6 million in fiscal 2005. The increase in interest income was primarily due to higher average interest rates in fiscal 2006 compared to fiscal 2005, which was partially offset by a decrease in the average investment balance. We earned an average interest rate of approximately 4.3% during fiscal 2006 compared to approximately 2.5% for fiscal 2005. The invested balance averaged $52.6 million during fiscal 2006 compared to $64.8 million during fiscal 2005. Interest expense was $0.2 million in fiscal 2006 primarily related to interest expense on the $5.0 million short-term loan that was used to finance the MaxStream acquisition and interest on capital leases. The short-term loan was paid in full in August 2006. Other expense was $0.2 million in fiscal 2006 and $0.5 million in fiscal 2005.
INCOME TAXES
Our effective income tax rate was 16.7%, 27.2% and 1.8% for fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, we reversed $3.6 million in income tax reserves associated with the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year. We also recorded other discrete tax benefits of $0.7 million primarily related to the filing of U.S. amended tax returns, enactment of the extension of the research and development tax credit, and adjustments to actual for items reported on the tax returns filed for fiscal 2006. The aforementioned income tax benefits resulting from the reversal of income tax reserves and other discrete tax benefits reduced the effective tax rate by 18.2 percentage points in fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES (CONTINUED)
During fiscal 2006, we recorded $1.6 million in discrete tax benefits, primarily related to an audit of prior fiscal years which was settled with the French government in 2006. We had established excess tax reserves that were no longer required as a result of the settlement. We recorded an income tax benefit as a result of the reversal of the excess tax reserves related to this settlement. The aforementioned discrete income tax benefits reduced the effective tax rate by 10.4 percentage points in fiscal 2006. These tax benefits were partially offset by non-deductible MaxStream acquired in-process research and development expense, which increased the effective tax rate in fiscal 2006 by 4.6 percentage points (see reconciliation of the statutory income tax rate to the effective tax rate in Note 8 to our Consolidated Financial Statements).
In February 2005, the Congressional Joint Committee on Taxation approved a settlement with the Internal Revenue Service on an audit of certain of our prior fiscal years’ income tax returns. We had established tax reserves in excess of the ultimate settled amounts. As a result, we recorded an income tax benefit of $5.7 million in fiscal 2005 representing the excess of our income tax reserves over the amount paid. The income tax benefit of $5.7 million reduced the effective tax rate by 31.6 percentage points in fiscal 2005.
The effective tax rates for fiscal 2007, 2006 and 2005 are lower than the U.S. statutory rate of 35.0% primarily due to the aforementioned income tax benefits and the utilization of income tax credits and exclusions for extraterritorial income in all years and the domestic production activities deduction in fiscal 2007 and 2006.
As of September 30, 2007, we had United States federal tax credit carryforwards of $1.1 million which expire at various dates through 2027. We also had foreign tax credit carryforwards at September 30, 2007 of $0.2 million the majority of which carry forward indefinitely.
We are required to assess the realizability of our deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (FAS 109). We have concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2007. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
INFLATION
Management believes inflation has not had a material effect on our operations or on our financial position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We had cash, cash equivalents and marketable securities, including long-term marketable securities, of $87.6 million, $58.9 million and $50.2 million at September 30, 2007, 2006 and 2005, respectively. Our working capital was $115.7 million, $83.3 million and $70.0 million at September 30, 2007, 2006 and 2005, respectively.
Consolidated Statement of Cash Flow Highlights (in thousands)

	Year ended September 30,
	2007	2006	2005
Operating activities	$26,379	$20,436	$18,056
Investing activities	(28,715)	(23,203)	(30,067)
Financing activities	4,811	5,558	4,895
Effect of exchange rate changes on cash and cash equivalents	226	(107)	578

Net increase in cash and cash equivalents	$2,701	$2,684	$(6,538)

Net cash provided by operating activities was $26.4 million during fiscal 2007 compared to net cash provided by operating activities of $20.4 million during fiscal 2006, a net increase of $6.0 million. This net increase is primarily due to an increase of $8.7 million of net income and a reduction of $3.5 million for non-cash items, primarily related to deferred income taxes, in-process research and development charges and gain on sale of land during fiscal 2007, offset by increases primarily related to stock-based compensation and provisions for bad debts. Changes in working capital increased cash flows by $0.8 million resulting from increases of $2.4 million from changes in accounts receivable, income taxes payable, accounts payable and other accrued expenses offset by a reduction in cash flows of $1.6 million due to inventories as additional material purchases and production builds in order to fulfill order demand. Net cash provided by operating activities was $20.4 million during fiscal 2006 compared to net cash provided by operating activities of $18.1 million during fiscal 2005, an increase of $2.3 million. Changes in working capital generated a $4.7 million increase in net cash provided by operating activities, resulting from changes in income taxes payable and accounts receivable, partially offset by reductions resulting from inventory and accounts payable. Changes in tax benefits related to stock-based compensation reduced cash provided by operating activities by $2.8 million.
Net cash used in investing activities was $28.7 million during fiscal 2007 compared to net cash used in investing activities of $23.2 million and $30.1 million during fiscal 2006 and fiscal 2005, respectively. Net purchases of marketable securities were $26.0 million for fiscal 2007 and $6.0 million for fiscal 2006, while net settlements from marketable securities were $25.0 million in fiscal 2005. Proceeds from the sale of property and equipment amounted to $1.0 million during fiscal 2007, while purchases of property, equipment, improvements and certain other intangible assets were $2.9 million for fiscal 2007 and $1.3 million in each of fiscal 2006 and 2005. We also used $0.8 million in fiscal 2007 for contingent purchase price payments related to acquisitions. Proceeds from the sale of intellectual property were $0.2 million in fiscal 2006. During fiscal 2006, we paid $16.1 million in cash (net of cash acquired of $3.7 million) for the acquisition of MaxStream and, during fiscal 2005, we paid $48.9 million (net of cash acquired of $0.4 million) and $4.8 million for the acquisitions of Rabbit and FS Forth, respectively.
During fiscal 2007, we generated $4.8 million from financing activities primarily due to $5.2 million of cash received from the exercise of stock options and employee stock purchase plan transactions. We used $0.4 million for capital lease obligations. During fiscal 2006, we

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
generated $5.6 million from financing activities primarily due to $6.1 million of cash received from the exercise of stock options and employee stock purchase plan transactions. This was offset by $0.5 million of cash used for capital lease obligations. We entered into a $5.0 million short-term loan agreement during the fourth quarter of fiscal 2006 to finance the MaxStream acquisition and repaid the loan in the same quarter. We generated $4.9 million from financing activities in fiscal 2005 primarily due to cash received from the exercise of stock options and employee stock purchase plans of $6.3 million. We entered into a $21.0 million short-term loan during the third quarter of fiscal 2005 to finance the Rabbit acquisition. We determined that it was more economical to borrow funds to finance the Rabbit acquisition than to liquidate marketable securities prior to their scheduled maturities. This short-term loan was repaid in fiscal 2005. During fiscal 2005, we used $1.3 million to fully pay an outstanding balance on a revolving line of credit that was assumed as a result of the Rabbit acquisition.
Our management believes that current financial resources, cash generated from operations and our potential capacity for debt and/or equity financing will be sufficient to fund our business operations for the next twelve months.
The following summarizes our contractual obligations at September 30, 2007. However, this table excludes a payment of $1.2 million on October 1, 2007 as contingent consideration related to the FS Forth transaction based on the achievement of the milestones identified in the merger agreement.

	Payments due by fiscal period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$6,453	$2,076	$2,602	$1,240	$535
Capital leases	850	456	394	—	—

Total contractual cash obligations	$7,303	$2,532	$2,996	$1,240	$535

The lease obligations summarized above relate to various operating lease agreements for office space and equipment and have not been reduced by minimum sublease rentals of $0.5 million due in the future under noncancellable subleases.
FOREIGN CURRENCY
The majority of our foreign currency transactions are executed in the Euro or Japanese Yen. As a result, we are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros or Japanese Yen and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.
During 2007, we had approximately $61.2 million of net sales related to foreign customers including export sales, of which $30.1 million was denominated in foreign currency, predominately the Euro. During 2006 and 2005, we had approximately $55.9 million and $53.2 million, respectively, of net sales to foreign customers including export sales, of which $23.3 million and $18.6 million, respectively, were denominated in foreign currency, predominately the Euro. In future periods, a significant portion of sales will continue to be made in Euros.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENT ACCOUNTING DEVELOPMENTS
In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized and not recognized as expense until the research and development activities are performed. EITF No. 07-3 is applicable prospectively to new contractual arrangements entered into beginning in our fiscal year 2009. We are currently evaluating the impact that the adoption of EITF No. 07-3 will have, but do not believe it will have a material effect on our consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS 159 could have on our consolidated financial statements, if we decide to adopt, but do not expect it to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning October 1, 2008 for financial assets and liabilities and for non-financial assets and liabilities beginning October 1, 2009. We are currently evaluating the impact of the provisions of FAS 157 on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for us beginning October 1, 2007. We anticipate that the effect of the adoption of FIN 48 on our consolidated financial statements will be immaterial. However, we expect to reclassify substantially all of our unrecognized tax benefits from current to non-current liabilities, since payment of cash is not anticipated within one year of the balance sheet date.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
REVENUE RECOGNITION
Our revenues are derived primarily from the sale of embedded and non-embedded products to our distributors and Direct (end-user) / OEM customers, and to a small extent from the sale of software licenses, fees associated with technical support, training, professional and engineering services, and royalties. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is reasonably assured and there are no post-delivery obligations other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.4 million at September 30, 2007 compared to $1.8 million at September 30, 2006.
We also generate revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 0.4% of net sales in fiscal 2007, 1.3% of net sales in fiscal 2006, and 1.3% of net sales in fiscal 2005. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.5 million at both September 30, 2007 and 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
INVENTORY
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for the net realizable value of inventories. The reserve for excess and obsolete inventory was $2.0 million and $2.6 million at September 30, 2007 and 2006, respectively. The reserve decreased by $0.6 million in fiscal 2007 primarily due to write-offs of excess and obsolete inventory.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, customer relationships, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three to thirteen years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Methods of amortization reflect the pattern in which the asset is consumed. To date, all of our identifiable intangible assets are being amortized on a straight-line basis. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statement of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense.
In accordance with FAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. To the extent that our undiscounted future cash flows were to decline substantially, such an impairment charge could result. No impairment was identified during fiscal 2007. There are certain assumptions inherent in projecting the recoverability of our identifiable intangible assets. If actual experience differs from the assumptions made, our consolidated results of operations or financial position could be materially impacted.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is not amortized. However, in accordance with FAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. There are certain assumptions inherent in projecting the fair value of goodwill. Significant assumptions include our estimates of future cash flows and the cost of capital. These and other estimates are based upon information that we use to prepare our annual and five year business plan projections. If actual experience differs from the assumptions made, our consolidated results of operations or financial position could be materially impacted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
We performed our annual goodwill impairment assessment as of June 30, 2007 and determined that there was no impairment. Goodwill of $66.8 million is recorded on our consolidated balance sheet as of September 30, 2007. (See Note 3 to our Consolidated Financial Statements).
INCOME TAXES
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and could result in adjustments to our income tax balances that are material to our consolidated financial position and results of operations. During fiscal 2007, we reversed $3.6 million in income tax reserves primarily associated with the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year. We also recorded other discrete tax benefits of $0.7 million related to the filing of U.S. amended tax returns, enactment of the extension of the research and development tax credit, and adjustments to actual for items reported on the tax returns filed for fiscal 2006. During fiscal 2006, we recorded discrete tax benefits of $1.6 million, primarily related to the settlement of an audit with the French government of certain of our prior fiscal years income tax returns. We had established tax reserves that were no longer required as a result of the settlement. In the first quarter of fiscal 2005, the Internal Revenue Service (IRS) completed an audit of certain of our prior fiscal years’ income tax returns, subject to final approval by the Congressional Joint Committee on Taxation. As a result of a settlement agreement associated with this audit, we paid $3.2 million to the IRS in the first quarter of fiscal 2005 resulting in a reduction to the income taxes payable liability. In February 2005, the Congressional Joint Committee on Taxation approved the settlement with the IRS. We had tax reserves recorded in excess of the ultimate amount settled, resulting in an income tax benefit of $5.7 million in fiscal 2005 representing the excess income tax reserves over the amount paid. (See Note 8 to our Consolidated Financial Statements). Certain open tax years are expected to close during fiscal year 2008 and future years that may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations.
Deferred tax assets and liabilities are recorded based on FAS No. 109, “Accounting for Income Taxes” (FAS 109). The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If we determine that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined. We have determined that a valuation allowance is not required as of September 30, 2007.
STOCK-BASED COMPENSATION
Effective October 1, 2005 of fiscal 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) which revises FAS 123 and supersedes APB 25. This standard requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Under this statement, we must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
must be recognized over the period during which an employee is required to provide the service (usually the vesting period). For fiscal 2007 and 2006, stock-based compensation resulted in an increase in compensation expense of $3.0 million and $2.3 million, respectively, and a reduction to net income of $2.0 million and $1.5 million, respectively, resulting in a reduction to net income per diluted common share of $0.08 for fiscal 2007 and $0.06 for fiscal 2006. (See Note 9 to our Consolidated Financial Statements).
Compensation expense for stock-based compensation is estimated on the grant date using the Black-Scholes model. Our specific assumptions for the risk free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 9 to our Consolidated Financial Statements. Additionally, under FAS 123R, we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized.
SELF-INSURED LIABILITIES
We are self-insured and retain a significant portion of the risk for certain losses related to health and dental liability claims. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. Through various methods, including analysis of historical trends, we estimate the costs of these risks. We believe the amounts accrued are adequate, although actual losses may differ from the amounts provided. We maintain stop-loss coverage to limit the exposure related to certain risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros or Japanese Yen and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.
During 2007, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 8.1% from 1.2312 to 1.3305 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar decreased by approximately 2.3% from .0086 to .0084. A 10.0% change from the 2007 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.7% increase or decrease in annual net sales and a 1.6% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we may need to consider in response to changes in the exchange rate.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 9, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment,” (FAS 123R) beginning October 1, 2005.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 27, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common share data)

For the fiscal years ended September 30,	2007	2006	2005
Net sales	$173,263	$144,663	$125,198
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	77,376	62,322	49,516
Amortization of purchased and core technology	4,541	4,836	4,191

Gross profit	91,346	77,505	71,491
Operating expenses:
Sales and marketing	33,499	28,591	26,339
Research and development	24,176	20,861	16,531
General and administrative	13,343	12,830	11,364
Acquired in-process research & development	—	2,000	300

Total operating expenses	71,018	64,282	54,534

Operating income	20,328	13,223	16,957
Other income (expense):
Interest income	3,482	2,426	1,581
Interest expense	(86)	(213)	(104)
Other expense	—	(169)	(451)

Total other income, net	3,396	2,044	1,026

Income before income taxes	23,724	15,267	17,983
Income tax provision	3,951	4,154	318

Net income	$19,773	$11,113	$17,665

Net income per common share:
Basic	$0.78	$0.48	$0.79

Diluted	$0.76	$0.46	$0.76

Weighted average common shares, basic	25,259	23,338	22,450

Weighted average common shares, diluted	26,121	24,080	23,371

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

As of September 30,	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,375	$15,674
Marketable securities	67,111	43,207
Accounts receivable, net	21,022	20,305
Inventories	26,130	21,911
Net deferred tax assets	2,096	2,667
Other	2,865	2,861

Total current assets	137,599	106,625
Marketable securities, long-term	2,081	—
Property, equipment and improvements, net	19,987	19,488
Identifiable intangible assets, net	24,214	31,341
Goodwill	66,817	65,841
Net deferred tax assets	705	1,366
Other	423	660

Total assets	$251,826	$225,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$379	$381
Accounts payable	6,554	6,748
Income taxes payable	3,156	4,712
Accrued expenses:
Compensation	7,080	5,851
Other	4,537	5,318
Deferred revenue	190	274

Total current liabilities	21,896	23,284
Capital lease obligations, net of current portion	358	725
Net deferred tax liabilities	6,667	7,482

Total liabilities	28,921	31,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,153,763 and 27,748,640 shares issued	281	277
Additional paid-in capital	172,156	164,782
Retained earnings	66,782	47,009
Accumulated other comprehensive income	2,121	940
Treasury stock, at cost, 2,606,419 and 2,711,496 shares	(18,435)	(19,178)

Total stockholders’ equity	222,905	193,830

Total liabilities and stockholders’ equity	$251,826	$225,321

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the fiscal years ended September 30,	2007	2006	2005
Operating activities:
Net income	$19,773	$11,113	$17,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,453	2,711	2,295
Amortization of identifiable intangible assets and other assets	7,712	7,855	6,575
Bad debt and product return recoveries	(93)	(368)	(820)
Gain on sale of intellectual property	—	(247)	—
Provision for inventory obsolescence	369	542	76
Excess tax benefits from stock-based compensation	(621)	(726)	—
Tax benefit related to the exercise of stock options	—	—	2,113
Stock-based compensation	3,025	2,289	53
Deferred income taxes	(115)	1,700	1,052
Acquired in-process research & development	—	2,000	300
(Gain) loss on sale of property and equipment	(427)	82	1
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(142)	(818)	(2,730)
Inventories	(4,448)	(2,883)	(602)
Other assets	125	(195)	(736)
Income taxes payable	(270)	(631)	(7,039)
Accounts payable	(508)	(1,174)	863
Accrued expenses	(454)	(814)	(1,010)

Total adjustments	6,606	9,323	391

Net cash provided by operating activities	26,379	20,436	18,056

Investing activities:
Purchase of held-to-maturity marketable securities	(92,742)	(48,881)	(48,943)
Proceeds from maturities of held-to-maturity marketable securities	66,757	42,858	73,898
Proceeds from sale of intellectual property	—	247	—
Proceeds from sale of property and equipment	950	—	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,899)	(1,331)	(1,329)
Contingent purchase price payments related to business acquisitions	(781)	—	—
Acquisition of MaxStream, Inc., net of cash acquired	—	(16,096)	—
Acquisition of Rabbit Semiconductor, Inc., net of cash acquired	—	—	(48,934)
Acquisition of FS Forth-Systeme GmbH and Sistemas Embebidos S.A., net of cash acquired	—	—	(4,759)

Net cash used in investing activities	(28,715)	(23,203)	(30,067)

Financing activities:
Payments on short-term borrowing and line of credit	—	—	(1,274)
Payments on capital lease obligations	(369)	(490)	(152)
Borrowing on note payable	—	5,000	21,000
Payment on note payable	—	(5,000)	(21,000)
Proceeds from stock option plan transactions	3,389	4,558	5,600
Proceeds from employee stock purchase plan transactions	1,170	764	721
Excess tax benefits from stock-based compensation	621	726	—

Net cash provided by financing activities	4,811	5,558	4,895
Effect of exchange rates changes on cash and cash equivalents	226	(107)	578

Net increase (decrease) in cash and cash equivalents	2,701	2,684	(6,538)
Cash and cash equivalents, beginning of period	15,674	12,990	19,528

Cash and cash equivalents, end of period	$18,375	$15,674	$12,990

Supplemental Cash Flows Information:
Interest paid	$86	$213	$104
Income taxes paid	$6,468	$3,384	$4,314
Income taxes refunded	$(2,396)	$(513)	$(2)
Other non-cash financing and investing items:
Assumption of line of credit related to acquisition	$—	$—	$1,275
Assumption of capital leases related to acquisition	$—	$—	$1,747
Accrual for FS Forth-Systeme GmbH contingent purchase price payment	$950	$800	$—
Issuance of common stock for MaxStream acquisition	$—	$20,704	$—
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
For the years ended September 30, 2007, 2006 and 2005

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Income	Equity
Balances, September 30, 2004	24,678	$247	2,866	$(20,270)	$128,538	$18,231	$333	$127,079

Net income						17,665		17,665
Foreign currency translation adjustment							306	306

Total comprehensive income								17,971

Employee stock purchase issuances			(71)	504	217			721
Issuance of stock upon exercise of stock options	779	8			5,592			5,600
Tax benefit realized upon exercise of stock options					2,113			2,113
Stock options issued to non-employees					53			53

Balances, September 30, 2005	25,457	255	2,795	(19,766)	136,513	35,896	639	153,537

Net income						11,113		11,113
Foreign currency translation adjustment							301	301

Total comprehensive income								11,414

Employee stock purchase issuances			(83)	588	176			764
Issuance of stock upon exercise of stock options	615	6			4,552			4,558
Tax benefit realized upon exercise of stock options					564			564
Stock-based compensation expense					2,289			2,289
Issuance of stock — MaxStream acquisition	1,677	16			20,688			20,704

Balances, September 30, 2006	27,749	277	2,712	(19,178)	164,782	47,009	940	$193,830

Net income						19,773		19,773
Foreign currency translation adjustment							1,181	1,181

Total comprehensive income								20,954

Employee stock purchase issuances			(106)	743	427			1,170
Issuance of stock upon exercise of stock options	405	4			3,385			3,389
Tax benefit realized upon exercise of stock options					537			537
Stock-based compensation expense					3,025			3,025

Balances, September 30, 2007	28,154	$281	2,606	$(18,435)	$172,156	$66,782	$2,121	$222,905

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS DESCRIPTION
We are a worldwide leader in device networking for business, developing reliable products and technologies to connect and securely manage local or remote electronic devices over a network or via the Internet. Businesses use our products to create, customize and control retail operations, industrial automation and other applications.
Our products are sold globally through distributors, systems integrators, solution providers and direct marketers as well as direct to strategic OEMs, government and commercial partners.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
CASH EQUIVALENTS AND MARKETABLE SECURITIES
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Investments with original maturities in excess of three months are classified as marketable securities. Marketable securities consist of high-grade commercial paper and corporate bonds. All marketable securities are classified as held-to-maturity and are carried at amortized cost. Gross unrealized holding gains were $32,650 and none as of September 30, 2007 and 2006. Gross unrealized holding losses were $141,424 and $55,145 as of September 30, 2007 and 2006, respectively. Because we intend to hold all marketable securities until maturity, realization of the unrealized holding loss at September 30, 2007 is not likely, and therefore not recorded.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Financial instruments that may subject us to significant concentrations of credit risk consist primarily of trade receivables. Creditworthiness and account payment status are routinely monitored and collateral is not required. We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectibility of customer accounts and historical collections experience.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable for which current carrying amounts approximate fair market value.
INVENTORIES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY, EQUIPMENT AND IMPROVEMENTS
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over their estimated useful lives. Furniture and fixtures and other equipment are depreciated over a period of three to five years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Equipment under capital lease is depreciated over the lease term. We own and occupy three buildings located in Minnetonka and Eden Prairie, Minnesota and Dortmund, Germany. We are attempting to sell the building in Dortmund, Germany with a potential leaseback.
Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets and range from three to thirteen years. Methods of amortization reflect the pattern in which the asset is consumed. To date, all of our identifiable intangible assets are being amortized on a straight-line basis. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statement of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expense as a component of general and administrative expense.
In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, are recorded currently. No impairments were identified during fiscal 2007, 2006 or 2005.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is subject to an impairment assessment, using a discounted cash flow technique by reporting unit, at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. We performed our annual goodwill impairment assessment as of June 30, 2007 and 2006 for our one reporting unit and June 30, 2005 for our three reporting units. Since the calculated fair value of each reporting unit exceeded book value at each of these dates, there was no impairment identified.
STOCK REPURCHASES
From time to time, our Board of Directors authorizes us to repurchase common stock when market conditions are favorable or when a strategic opportunity exists. We have outstanding a Board of Directors authorization to repurchase up to 1,000,000 shares of our common stock. As of September 30, 2007, no common stock has been repurchased under this authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION
We recognize revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104), Statement of Financial Accounting Standards No. 48 “Revenue Recognition when the Right of Return Exists” (FAS 48), Statement of Position No. 97-2 “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4 “Deferral of the Effective Date of Certain Provisions of SOP No. 97-2”, SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”.
Revenue recognized for hardware product sales was 99.6% of net sales in fiscal 2007 and 98.7% of net sales in fiscal 2006 and fiscal 2005. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including Direct (end-user) / OEMs and distributors. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded.
We also generate revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 0.4% of net sales in fiscal 2007, 1.3% of net sales in fiscal 2006, and 1.3% of net sales in fiscal 2005. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Royalty revenue is recognized when cash is received from the customer. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
RESEARCH AND DEVELOPMENT
Research and development costs are expensed when incurred. Research and development costs include compensation, allocation of corporate costs, depreciation, utilities, professional services and prototypes. Software development costs are expensed as incurred until the point that technological feasibility and proven marketability of the product are established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, we have not capitalized any software development costs to date.

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
NET INCOME PER COMMON SHARE
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Our only potentially dilutive common shares are those that result from dilutive common stock options and shares purchased through the employee stock purchase plan.
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

Years ended September 30,	2007	2006	2005
Numerator:
Net income	$19,773	$11,113	$17,665

Denominator:
Denominator for basic net income per common share - weighted average shares outstanding	25,259	23,328	22,450

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	862	742	921

Denominator for diluted net income per common share - adjusted weighted average shares	26,121	24,080	23,371

Basic net income per common share	$0.78	$0.48	$0.79

Diluted net income per common share	$0.76	$0.46	$0.76

Stock options to purchase 573,134, 1,327,000 and 720,875 common shares at September 30, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be antidilutive whether or not we generate net income.
We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to be received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. We determine whether our windfall pool of available excess tax benefits is sufficient to absorb the shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is sufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, we have determined that we have sufficient windfall pool available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION
Effective October 1, 2005, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), as amended by FASB Staff Position No. FAS 123(R)-4, using the modified prospective method of application. This standard requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Under this statement, we must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). Under the modified prospective method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the non-vested portion of awards granted prior to October 1, 2005. The consolidated financial statements for fiscal 2005 have not been restated to reflect, and do not include, the impact of FAS 123R.
Had we applied the fair-value-based method of accounting for our stock options granted to employees and for the stock purchases under the employee stock purchase plan and charged operations over the option vesting periods based on the fair value of options on the date of grant, net income and net income per common share would have changed to the pro forma amounts indicated below (in thousands, except per common share data):

Year ended
September 30,
2005
Net income as reported	$17,665
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	35
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,363)

Pro forma net income	$16,337

Net income per common share:
Basic — as reported	$0.79
Basic — pro forma	$0.73

Diluted — as reported	$0.76
Diluted — pro forma	$0.70
FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the weighted average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains and losses credited or expensed to general and administrative expenses for fiscal years 2007, 2006, and 2005 were immaterial. We have not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.

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
COMPREHENSIVE INCOME
Our comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to the accumulated other comprehensive income account in stockholders’ equity.
RECENT ACCOUNTING DEVELOPMENTS
In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities be deferred and capitalized and not recognized as expense until the research and development activities are performed. EITF No. 07-3 is applicable prospectively to new contractual arrangements entered into beginning in our fiscal year 2009. We are currently evaluating the impact that the adoption of EITF No. 07-3 will have, but do not believe it will have a material effect on our consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS 159 could have on our consolidated financial statements, if we decide to adopt, but do not expect it to have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning October 1, 2008 for financial assets and liabilities and for non-financial assets and liabilities beginning October 1, 2009. We are currently evaluating the impact of the provisions of FAS 157 on our consolidated financial statements.
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
classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for us beginning October 1, 2007. We anticipate that the effect of the adoption of FIN 48 on our consolidated financial statements will be immaterial. However, we expect to reclassify substantially all of our unrecognized tax benefits from current to non-current liabilities, since payment of cash is not anticipated within one year of the balance sheet date.
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
MaxStream’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheets as of September 30, 2007 and 2006 reflect the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The table below sets forth the final purchase price allocation (in thousands):

Cash, including cash in escrow and direct acquisition costs	$19,826
Common stock, including stock in escrow	20,704

$40,530

Fair value of net tangible assets acquired	$5,090
Identifiable intangible assets:
Existing purchased and core technology	6,900
Existing customer relationships	3,600
Trade names and trademarks	300
Patent pending / unpatented technology	1,300
In-process research and development	2,000
Goodwill	26,059
Deferred tax liabilities related to identifiable intangibles	(4,719)

$40,530

The purchased and core technologies identified above have useful lives ranging between four to nine years, customer relationships have useful lives of ten years, and patents and trademarks have useful lives between five to ten years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset is consumed.
At the time of acquisition, MaxStream had development projects in process associated with the XStream Gen. 2, X. Eleven, Mesh Firmware, Xbee Zigbee Firmware and Xplore products. We estimated that $2.0 million of the purchase price represented the fair value of acquired in-process research and development related to the products listed below (in thousands) that were under development, had a measurable percentage completed and a documented expected life, had not yet reached technological feasibility, and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.

XStream Gen. 2	$900
X. Eleven	500
Mesh Firmware	400
Xbee Zigbee Firmware	100
Xplore	100

Total in-process research and development	$2,000

We utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. These estimates were based on the following assumptions:
•	The estimated revenues were based upon our estimate of revenue growth for each of the products over the next five fiscal years, using the assumption that all revenue recorded after that date will be generated from future technologies.

•	The estimated gross margin was based upon historical gross margin for MaxStream’s products, with an increase over time attributable to production synergies.

•	The estimated operating expenses were based on consideration of historical selling, general and administrative expenses as a percentage of sales and MaxStream’s projected operating expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
•	Maintenance research and development, defined as the research and development necessary to sustain the existing technology and its revenue stream, was also included as an operating expense. The estimated remaining cost to complete each in-process research and development technology was also included in operating expenses.

•	When applying the income valuation approach, the cash flows expected to be generated by an asset are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return, known as the weighted average cost of capital (“WACC”), is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The discount rate used in the income valuation approach was 25%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting our expectations. We used a 40% rate of return for the in-process research and development projects.
The Xplore and Mesh Firmware projects were released during fiscal year 2007. The XStream Gen. 2 along with the X. Eleven and Xbee Zigbee Firmware projects are expected to be released in fiscal year 2008. These estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We anticipate that the projected revenue from these projects will be in line with original projections.
Rabbit Semiconductor Inc.
On May 26, 2005, we acquired Rabbit Semiconductor Inc. (Rabbit), formerly Z-World, Inc., a privately held corporation for a purchase price of $49.3 million in cash (excluding cash acquired of $0.4 million and assumption of $1.3 million of debt) in exchange for all outstanding shares of Rabbit’s common stock and outstanding stock options. We did not replace Rabbit’s outstanding options with Digi options.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $30.6 million. We believe that the acquisition resulted in the recognition of goodwill primarily because the complementary nature of Rabbit microprocessor and microprocessor-based modules, and Z-World single board computer product lines are anticipated to extend our position in the commercial device networking module business.
Rabbit’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheets as of September 30, 2007, 2006 and 2005 reflect the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
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

$49,287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The purchased and core technology identified above have useful lives ranging between five to seven years, customer relationships have useful lives of nine years, and patents and trademarks have useful lives between ten to thirteen years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset is consumed.
At the time of acquisition, Rabbit had a development project in process for the Rabbit 4000 microprocessor. The project involved the design and development of a next-generation microprocessor that would have increased code execution speed, reduced code size, added security features, and integrated Ethernet capabilities. We estimated that $0.3 million of the purchase price represented the fair value of acquired in-process research and development related to the Rabbit 4000 microprocessor that had not yet reached technological feasibility and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.
We utilized the income valuation approach to determine the estimated fair value of the acquired in-process research and development. These estimates were based on the following assumptions:
•	The estimated revenues were based upon our estimate of revenue growth over the next six fiscal years, or the estimated life cycle of the Rabbit 4000 microprocessor, using the assumption that all revenue recorded after that date will be generated from future technologies.

•	The estimated gross margin was based upon historical gross margin for Rabbit’s products, with an increase over time attributable to production synergies.

•	The estimated selling, general and administrative expenses were based on consideration of historical operating expenses as a percentage of sales and Rabbit’s projected operating expenses.

•	When applying the income valuation approach, the cash flows expected to be generated by an asset are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return, known as the WACC, is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The discount rate used in the income valuation approach was 23%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting our expectations. We used a 40% rate of return for the in-process research and development projects.
We released the Rabbit 4000 microprocessor in March 2006. We anticipate that the projected revenue from the Rabbit 4000 microprocessor will be in line with original projections. These estimates are subject to change and no assurance can be given that deviations from these estimates will not occur.
FS Forth-Systeme GmbH/Sistemas Embebidos S.A.
Effective April 1, 2005, we acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. Effective October 1, 2006, FS Forth merged into Digi International GmbH. FS Forth is a provider of embedded modules, software and development services. The purchase price consisted of $6.5 million in cash, including total contingent consideration of $1.7 million based on operating results payable to the former owners. During 2007, $0.9 million of contingent consideration was earned and accrued resulting in an adjustment to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The purchase price allocation resulted in goodwill of $4.1 million. We believe that the FS Forth acquisition resulted in the recognition of goodwill primarily because of the anticipated extension of its commercial device networking module business. FS Forth had modules that would immediately add value to our broader module product line.
FS Forth’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheets as of September 30, 2007, 2006 and 2005 reflect the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The table below sets forth the purchase price allocation (in thousands):

Cash, including direct acquisition costs	$6,504

Fair value of net tangible assets acquired	$1,154
Identifiable intangible assets:
Purchased and core technology	720
Customer relationships	1,290
Goodwill	4,124
Deferred tax liabilities related to identifiable intangibles	(784)

$6,504

The purchased and core technology and customer relationships identified above have useful lives of three years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset is consumed.
We have determined that the FS Forth acquisition was not material to our consolidated results of operations or financial condition. Therefore, pro forma financial information is not presented.
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

	Year ended September 30,
(in thousands, except per common share amounts)	2006	2005
Net sales	$155,749	$156,574
Net income	$10,738	$15,252
Net income per common share, basic	$0.46	$0.63
Net income per common share, diluted	$0.45	$0.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the MaxStream and Rabbit acquisitions occurred as of the beginning of each period presented above, nor are they necessarily indicative of the results that will be obtained in the future.
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Identifiable Intangible Assets
Amortized identifiable intangible assets as of September 30, 2007 and 2006 are comprised of the following (in thousands):

	As of September 30, 2007			As of September 30, 2006
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net

Purchased and core technology	$38,702	$(26,689)	$12,013	$48,022	$(31,492)	$16,530
License agreements	2,440	(2,290)	150	2,440	(1,890)	550
Patents and trademarks	7,925	(3,818)	4,107	7,608	(2,837)	4,771
Customer maintenance contracts	700	(394)	306	700	(324)	376
Customer relationships	11,613	(3,975)	7,638	11,470	(2,356)	9,114

Total	$61,380	$(37,166)	$24,214	$70,240	$(38,899)	$31,341

Amortization expense for fiscal years 2007, 2006 and 2005 is as follows (in thousands):

Fiscal year	Total
2007	$7,579
2006	$7,484
2005	$6,037
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2008	$5,668
2009	$4,202
2010	$3,637
2011	$3,076
2012	$2,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Goodwill
The changes in the carrying amount of goodwill for fiscal 2007 and 2006 are as follows (in thousands):

	2007	2006
Beginning balance, October 1	$65,841	$38,675
Acquisition of MaxStream	(374)	26,433
Acquisition of FS Forth	950	800
Currency translation adjustments	400	(67)

Ending balance, September 30	$66,817	$65,841

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have a single operating and reporting segment. Our revenues consist of products that are in non-embedded and embedded product groupings. Non-embedded products are connected externally to a device or larger system to provide network connectivity or port expansion, while embedded products are being used by a product developer to build an electronic device in which the product provides processing power, wired Ethernet, or wireless network connectivity to that device. The products included in the non-embedded product grouping include cellular routers, gateways, wireless communication adapters, console and serial servers, USB connected products, remote display products, cameras and sensors, serial cards and network management software. The products included in the embedded product grouping include modules, chips, software and development tools, single-board computers and network interface cards. The following table provides revenue by product grouping (in thousands):

	Year Ended September 30
	2007	2006	2005
Non-embedded	$98,879	$86,638	$87,453
Embedded	74,384	58,025	37,745

Total net sales	$173,263	$144,663	$125,198

The information in the following table provides revenue by the geographic location of the customer for the years ended September 30, 2007, 2006 and 2005 (in thousands):

	Year Ended September 30,
	2007	2006	2005
United States	$112,021	$88,770	$72,004
Europe	42,568	35,104	29,380
Asia Pacific	14,714	16,557	22,167
Other international	3,960	4,232	1,647

Total net sales	$173,263	$144,663	$125,198

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Net long-lived assets by geographic location:

	As of September 30,
	2007	2006	2005
United States	$13,989	$13,870	$15,424
International, primarily Europe	5,998	5,618	5,384

Total net long-lived assets	$19,987	$19,488	$20,808

Our U.S. export sales comprised 31.3%, 35.4% and 40.4% of net sales for the years ended September 30, 2007, 2006 and 2005, respectively.
The following table identifies customers whose net sales comprised more than 10% of net sales during the years ended September 30, 2007, 2006 and 2005 as well as customers who comprised more than 10% of trade accounts receivable as of September 30, 2007, 2006 and 2005:

	Year Ended September 30,
	2007		2006		2005
		Accounts		Accounts		Accounts
	Net Sales %	Receivable %	Net Sales %	Receivable %	Net Sales %	Receivable %
Customer A	*	*	*	11.2%	*	10.3%
Customer B	*	*	*	*	12.9%	*

*	Represents less than 10% of net sales or trade accounts receivable, as applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. SELECTED BALANCE SHEET DATA

As of September 30, (in thousands)	2007	2006
Accounts receivable, net:
Accounts receivable	$21,501	$20,800
Less allowance for doubtful accounts	479	495

	$21,022	$20,305

Inventories:
Raw materials	$20,097	$16,491
Work in process	816	606
Finished goods	5,217	4,814

	$26,130	$21,911

Property, equipment and improvements, net:
Land	$2,447	$2,381
Buildings	21,796	20,653
Improvements	3,078	2,612
Equipment	12,254	12,483
Purchased software	9,662	8,929
Furniture and fixtures	1,662	1,756

	50,899	48,814
Less accumulated depreciation and amortization	30,912	29,326

	$19,987	$19,488

Other accrued expenses:
Product warranty accrual	$1,155	$1,104
Accrued professional fees	522	879
Contingent purchase price accrual	950	800
Other accrued expenses	1,910	2,535

	$4,537	$5,318

Included in equipment at September 30, 2007 is $2.4 million of equipment under capital leases with accumulated depreciation of $1.7 million. Depreciation expense was $2.5 million, $2.7 million and $2.3 million for the years ended September 30, 2007, 2006 and 2005, respectively.
6. FINANCIAL GUARANTEES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from 90 days to five years from the date of receipt. We have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2007, 2006 and 2005 (in thousands):

Fiscal	Balance at	Warranties		Settlements	Balance at
year	October 1,	issued		made	September 30,
2007	$1,104	$877		$(826)	$1,155
2006	$1,187	$454	(1)	$(537)	$1,104
2005	$855	$900	(1)	$(568)	$1,187

(1)	Includes $17 for fiscal 2006 and $97 for fiscal 2005 of warranty liabilities assumed as a result of acquisitions described in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. FINANCIAL GUARANTEES (CONTINUED)
We are not responsible and do not warrant that customer software versions created by OEM customers based upon our software source code will function in a particular way, conform to any specifications, are fit for any particular purpose and do not indemnify these customers from any third party liability as it relates to or arises from any customization or modifications made by the OEM customer.
7. CAPITAL LEASE OBLIGATIONS AND SHORT-TERM BORROWINGS
On July 26, 2006 we entered into a short-term loan agreement in the amount of $5.0 million to finance the July 27, 2006 acquisition of MaxStream, Inc. Interest was based on the daily LIBOR rate plus 0.35% which ranged between 5.64% and 5.70% from the date of the loan through August 17, 2006. Per the terms of the agreement, payment of the outstanding balance was due October 31, 2006; however, we had the option to prepay without penalty. We paid the note in full on August 17, 2006.
On May 20, 2005, we entered into a short-term loan agreement in the amount of $21.0 million. This short-term note was used to finance the Rabbit acquisition. Per the terms of the agreement, payment of the outstanding balance was due October 1, 2005; however, we had the option to prepay without penalty. We paid the note in full on July 15, 2005. Interest was based on the daily LIBOR rate plus 0.35% which ranged between 3.39% and 3.68% from the date of the loan through July 15, 2005.
At the time we acquired Rabbit (see Note 2), Rabbit maintained a $5.0 million revolving line of credit with an outstanding balance of $1.3 million. We repaid all but $1,000 of this line of credit in fiscal year 2005. The remaining $1,000 was paid in December 2005. The revolving line of credit agreement was terminated as of March 2006.
At the time we acquired Rabbit and FS Forth (see Note 2), Rabbit and FS Forth had outstanding capital lease agreements for equipment. The following table summarizes future amounts due under capital leases (in thousands):

Fiscal Year
2008	$456
2009	330
2010	64

Total minimum payments required	850

Less interest on capital lease obligations	(113)

Net minimum principal payments	737

Less capital lease obligations, current portion	(379)

Capital leases obligations, net of current portion	$358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES
The components of income before income taxes are as follows (in thousands):

	For the years ended September 30,
	2007	2006	2005
United States	$18,375	$12,287	$15,311
International	5,349	2,980	2,672

	$23,724	$15,267	$17,983

The components of the income tax provision are as follows (in thousands):

	For the years ended September 30,
	2007	2006	2005
Current:
Federal	$2,333	$2,248	$(2,325)
State	1,119	991	968
Foreign	614	(785)	623
Deferred:
U.S.	(688)	951	589
Foreign	573	749	463

	$3,951	$4,154	$318

The net deferred tax asset at September 30 consists of the following (in thousands):

	2007	2006
Current deferred tax asset	$2,096	$2,667
Non-current deferred tax asset	705	1,366
Non-current deferred tax liability	(6,667)	(7,482)

Net deferred tax liability	$(3,866)	$(3,449)

	2007	2006
Uncollectible accounts and other reserves	$1,097	$978
Depreciation and amortization	1,107	1,073
Inventories	397	845
Compensation costs	1,406	844
Net operating loss carryforwards	—	1,682
Tax credit carryforwards	1,315	3,140
Identifiable intangible assets	(9,188)	(12,011)

Net deferred tax liability	$(3,866)	$(3,449)

As of September 30, 2007, we had domestic tax credit carryforwards of $1.1 million which expire at various dates through 2027. We also had foreign tax credit carryforwards at September 30, 2007, of $0.2 million the majority of which carry forward indefinitely.
We have concluded that it is more likely than not that net deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2007. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax rate to our effective income tax rate for the years ended September 30 is as follows:

	2007	2006	2005
Statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	3.5	4.2	3.5
Utilization of tax credits	(4.1)	(2.7)	(3.4)
Extraterritorial income tax benefit and manufacturing deduction	(1.3)	(3.3)	(3.0)
German statutory tax rate change	0.9	—	—
Acquired in-process research and development	—	4.6	0.6
Reversal of tax reserves primarily due to settlement of tax audits	(18.2)	(10.4)	(31.6)
Non-deductible stock-based compensation	0.5	0.8	—
Other, net	0.4	(1.0)	0.7

	16.7%	27.2%	1.8%

During fiscal 2007, we reversed $3.6 million in income tax reserves primarily associated with the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year. We had established tax reserves that were no longer required as a result of these events. In addition, we also recorded discrete tax benefits of $0.7 million related to the filing of U.S. amended tax returns, enactment of the extension of the research and development tax credit, and adjustments to actual for items reported on the tax returns filed for fiscal 2006.
During fiscal 2006, we recorded discrete tax benefits of $1.6 million, primarily related to the settlement of an audit with the French government of certain of our prior fiscal years income tax returns. We had established tax reserves that were no longer required as a result of the settlement.
In the first quarter of fiscal 2005, the Internal Revenue Service (IRS) completed an audit of certain of our prior fiscal years’ income tax returns, subject to final approval by the Congressional Joint Committee on Taxation. As a result of a settlement agreement associated with this audit, we paid $3.2 million to the IRS in the first quarter of fiscal 2005 resulting in a reduction to the income taxes payable liability. In February 2005, the Congressional Joint Committee on Taxation approved the settlement with the IRS. We had tax reserves recorded in excess of the ultimate amount settled, resulting in an income tax benefit of $5.7 million in fiscal 2005 representing the excess income tax reserves over the amount paid.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve. Certain open tax years are expected to close during fiscal year 2008 and future years that may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION
Stock-based awards are granted under the terms of the 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006 (the Omnibus Plan) which was ratified on January 22, 2007 at the Annual Meeting of Stockholders, as well as our Stock Option Plan as Amended and Restated as of November 27, 2006 (the Stock Option Plan) and Non-Officer Stock Option Plan as Amended and Restated as of November 27, 2006 (the Non-Officer Plan), both of which expired during the first quarter of fiscal 2007. Additional awards cannot be made under the Stock Option Plan or the Non-Officer Plan. The authority to grant options under the Omnibus Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The Stock Option Plan and the Non-Officer Plan include nonstatutory stock options (NSOs) and the Stock Option Plan also includes incentive stock options (ISOs) to employees and others who provide services to us, including consultants, advisers and directors. Options granted under these plans generally vest over a four year service period and will expire if unexercised after ten years from the date of grant. Share awards vest upon continued employment. The exercise price for ISOs and non-employee director options granted under the Stock Option Plan was set at the fair market value of our common stock based on the closing price on the date of grant. The exercise price for NSOs granted under the Stock Option Plan or the Non-Officer Plan was set by the Compensation Committee of the Board of Directors and was not less than 50% of the fair market value based on the closing price on the date of grant; however, our practice has historically been to set the exercise price based on the closing price on the date of grant.
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
We recorded cash received from the exercise of stock options of $3.4 million, $4.6 million and $5.6 million during fiscal years 2007, 2006 and 2005, respectively. The excess tax benefits from stock-based compensation were $0.6 million and $0.7 million during fiscal 2007 and 2006, respectively. Upon exercise, we issue new shares of stock. The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2007, 2006 or 2005.
Also, we sponsor an Employee Stock Purchase Plan as Amended and Restated as of November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 22, 2007 at the Annual Meeting of Stockholders and provides for the issuance of up to 1,750,000 shares of our Common Stock that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.0 million, $0.8 million and $0.5 million in the fiscal years ended 2007, 2006 and 2005, respectively. Pursuant to the Purchase Plan, 105,077, 83,066 and 71,345 common shares were issued to employees during the fiscal years ended 2007, 2006 and 2005 respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2007, 1,814,007 common shares are available for future issuances under the Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
Prior to October 1, 2005, we accounted for our stock-based awards using the intrinsic-value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations, in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123). Accordingly, compensation costs for stock options granted were measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price to acquire the common stock. Such compensation expense, if any, was amortized on a straight-line basis over the option vesting period.
Effective October 1, 2005 we adopted Statement of Financial Accounting Standard No. 123 as amended, (FAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the nonvested portion of awards granted prior to October 1, 2005. Compensation expense recorded during fiscal 2007 includes approximately $1.8 million related to awards issued subsequent to September 30, 2005. In addition, compensation expense recorded during fiscal 2007 includes approximately $1.2 million related to the current vesting portion of awards issued prior to September 30, 2005.
Stock-based compensation expense (pre-tax) is included in the consolidated results of operations as follows (in thousands):

	Year ended September 30,
	2007	2006	2005
Cost of sales	$137	$89	$—
Sales and marketing	993	694	—
Research and development	703	530	—
General and administrative	1,192	976	53

Stock-based compensation before income taxes	3,025	2,289	53
Income tax benefit	(1,000)	(758)	(18)

Stock-based compensation after income taxes	$2,025	$1,531	$35

Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2007 and 2006.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
A summary of options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

				Weighted
	Options		Weighted	Average	Aggregate
	Available	Options	Average	Contractual Term	Intrinsic
	for Grant	Outstanding	Exercise Price	(in years)	Value (1)
Balances, September 30, 2004	1,488	4,785	$9.15

Granted	(635)	635	13.41
Exercised	—	(778)	7.20
Cancelled	97	(131)	12.91

Balances, September 30, 2005	950	4,511	$9.98

Granted	(478)	478	12.34
Exercised	—	(615)	7.41
Cancelled	125	(134)	12.49

Balances, September 30, 2006	597	4,240	$10.54

Additional shares approved for grant	2,500
Granted	(653)	653	13.26
Exercised	—	(405)	8.36
Cancelled	62	(62)	11.68

Balances, September 30, 2007	2,506	4,426	$11.12	5.24	$15,971

Exercisable at September 30, 2005		3,544	$9.54
Exercisable at September 30, 2006		3,300	$10.08
Exercisable at September 30, 2007		3,337	$10.54	4.12	$14,483

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $14.24 as of September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2007, 2006 and 2005 was $2.4 million, $2.9 million and $6.0 million, respectively. The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions (dollars in thousands, except per option amounts):

	2007	2006	2005
Fair value of options granted	$3,641	$2,770	$4,030
Weighted average per option fair value	$5.58	$5.79	$6.35
Assumptions used for option grants:
Risk free interest rate	4.44% - 4.80%	4.28% - 5.02%	3.03% - 4.09%
Expected option holding period	3 - 5 years	3 - 5 years	3.5 - 5 years
Expected volatility	38% - 52%	50% - 60%	60%
Weighted average volatility	46%	55%	60%
Expected dividend yield	0	0	0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
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
A summary of our non-vested options as of September 30, 2007 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2006	940	$5.33

Granted	653	5.58
Vested	(463)	6.02
Forfeited	(41)	5.38

Nonvested at September 30, 2007	1,089	$5.19

We used historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2007 was 2.5%. As of September 30, 2007 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements net of expected forfeitures was $5.4 million and the related weighted average period over which it is expected to be recognized is approximately 2.4 years.
At September 30, 2007, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted	Number of	Weighted
Range of	Options	Contractual Life	Average	Shares	Average
Exercise Prices	Outstanding	( In Years)	Exercise Price	Vested	Exercise Price
$2.19 - $5.00	172	5.1	$2.82	172	$2.82
$5.01 - $6.00	336	4.0	$5.43	336	$5.43
$6.01 - $8.00	496	3.5	$7.12	496	$7.12
$8.01 - $10.00	362	5.0	$9.61	361	$9.61
$10.01 - $11.00	1,101	4.0	$10.72	966	$10.73
$11.01 - $12.00	278	2.6	$11.91	263	$11.94
$12.01 - $13.00	521	8.4	$12.68	175	$12.72
$13.01 - $14.00	599	8.2	$13.40	107	$13.33
$14.01 - $15.00	302	6.7	$14.72	212	$14.72
$15.01 - $18.00	92	7.3	$15.67	82	$15.72
$18.01 - $27.69	167	1.7	$25.61	167	$25.61

$2.19 - $27.69	4,426	5.2	$11.12	3,337	$10.54

The total fair value of shares vested during fiscal 2007 was $2.8 million, and during each of fiscal 2006 and 2005 was $1.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. SHARE RIGHTS PLAN
We have adopted a share rights plan. Each right entitles its holder to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $115, subject to adjustment. The rights are exercisable only if certain ownership considerations are met. We will be entitled to redeem the rights prior to the rights becoming exercisable.
11. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2017. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease. The following schedule reflects future minimum rental commitments under noncancelable operating leases. These minimum payments have not been reduced by minimum sublease rentals of an aggregate of $0.5 million for all future years due under noncancelable subleases.

Amount
Fiscal Year	(in thousands)
2008	$2,076
2009	1,429
2010	1,173
2011	620
2012	620
Thereafter	535

Total minimum payments required	$6,453

The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	2007	2006	2005
Rentals	$2,555	$2,352	$1,921
Less: sublease rentals	(230)	(127)	(183)

	$2,325	$2,225	$1,738

12. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute pre-tax earnings, not to exceed amounts allowed under the Code.
Employees may contribute up to 25% of their pre-tax earnings (not to exceed amounts allowed under the Code). We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.1 million, $0.9 million and $0.8 million in the fiscal years ended September 30, 2007, 2006 and 2005, respectively.
13. CONTINGENCIES
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of NetSilicon and approximately 300 other public companies. The complaint

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. CONTINGENCIES (CONTINUED)
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
On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us could not be certified as class actions due, in part, to the Appeals Court’s determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.
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
Given that the proposed settlement has been terminated, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2007, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. CONTINGENCIES (CONTINUED)
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
14. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	Mar. 31	June 30	Sept. 30
2007
Net sales	$41,811	$42,855	$43,527	$45,070
Gross profit	22,013	22,511	23,003	23,819
Net income (1)	3,802	3,597	6,798	5,576
Net income per common share — basic	0.15	0.14	0.27	0.22
Net income per common share — diluted	0.15	0.14	0.26	0.21

2006
Net sales	$33,376	$34,380	$35,860	$41,047
Gross profit	18,198	18,318	19,467	21,522
Net income (1)(2)	2,183	2,567	3,348	3,015
Net income per common share — basic	0.10	0.11	0.14	0.12
Net income per common share — diluted	0.09	0.11	0.14	0.12

(1)	During 2007 and 2006, we recorded discrete income tax benefits of $4.3 million and $1.6 million, respectively. Discrete income tax benefits for fiscal 2007 were recorded of $0.5 million in the first quarter, $2.9 million in the third quarter and $0.9 million in the fourth quarter related to the reversal of income tax reserves of $3.6 million associated with the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year and $0.7 million primarily due to the filing of U.S. amended tax returns, enactment of the extension of the research and development tax credit, and adjustments to actual for items reported on the tax return filed for fiscal 2006. Discrete income tax benefits for fiscal 2006 were recorded of $0.6 million in the third quarter and $1.0 million in the fourth quarter related to the reversal of income tax reserves of $1.6 million primarily due to a settlement of tax audits with the French government.

(2)	During the fourth quarter of fiscal 2006, we incurred a $2.0 million pre-tax charge related to in-process research and development.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, we concluded that our internal control over financial reporting was effective as of September 30, 2007.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	49	Chairman, President and Chief Executive Officer

Subramanian Krishnan	53	Senior Vice President, Chief Financial Officer and Treasurer

Lawrence A. Kraft	41	Senior Vice President of Sales and Marketing

Joel K. Young	43	Senior Vice President of Research and Development and Chief Technical Officer
Mr. Dunsmore joined our company in October 1999 as President and Chief Executive Officer and a member of the Board of Directors and was elected Chairman of the Board in May 2000. Prior to joining us, Mr. Dunsmore was Vice President of Access for Lucent Microelectronics, a telecommunications company now known as Agere Systems Inc., since June 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that, Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation from May 1983 to October 1995.
Mr. Krishnan was named Senior Vice President, Chief Financial Officer and Treasurer on February 1, 1999, prior to which he served as our Vice President of Finance since January 11, 1999. Prior to joining us, he served as a principal with LAWCO Financial, an investment banking firm in Minneapolis, Minnesota from January 1997 to January 1999. Prior to LAWCO, he served for 13 years with the Valspar Corporation as the Director of Corporate Financial Planning and Reporting and Taxes and was primarily responsible for mergers, acquisitions and joint ventures.
Mr. Kraft joined our company as Vice President of Americas Sales and Marketing in February 2003 and was named Senior Vice President of Sales and Marketing in November 2005.  Prior to joining us, Mr. Kraft was Vice President of Marketing for Advanced Switching Communications (ASC), a provider of broadband access platforms, from June 1999 to February 2002.  From July 1998 to October 1998, Mr. Kraft was Vice President of Marketing for NetFax, Inc., a telecommunications company. Mr. Kraft also previously held the positions of Manager of Product Marketing at 3COM/U.S. Robotics, Vice President of Marketing for ISDN Systems Corporation, and Group Products Manager for the Internet access program at Sprint Corporation.
Mr. Young joined our company in July 2000 as Vice President of Engineering and was named Vice President of Research and Development and Chief Technical Officer in November 2005.  In October 2006, Mr. Young was named Senior Vice President of Research and Development and Chief Technical Officer. Prior to joining us, Mr. Young served as a Vice President for Transcrypt International, a provider of encryption products, in various engineering, sales and marketing positions from February 1996 to June 2000.  Before that, he held various engineering and management positions at AT&T and AT&T Bell Laboratories from 1986 to 1996.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
Code of Ethics
We adopted a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our Chief Executive Officer, Chief Financial Officer and Controller. A copy of this code of ethics is listed as an exhibit to this report. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on our website at www.digi.com. We also have a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the “About us – Investor Relations – Corporate Governance” caption.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options under all of the Company’s existing equity compensation plans as of September 30, 2007.

(c)
Number of
Securities
	(a)		Remaining
	Number of	(b)	Available for
	Securities to	Weighted-	Future Issuance
	be Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
Equity Compensation Plans Approved by Security Holders	2,333,406	$11.64	4.293.973 (1)
Equity Compensation Plans Not Approved by Security Holders (2)	1,205,949	$9.33	-0-

Total (3)	3,539,355	$10.85	4,293,973

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of options, warrants or rights, as follows: 2,479,966 shares under the Company’s 2000 Omnibus Stock Plan and 1,814,007 shares under the Company’s Employee Stock Purchase Plan.

(2)	Relates to the Digi International Inc. Non-Officer Stock Option Plan only.

(3)	The table does not include information for equity compensation plans assumed by the Company pursuant to the acquisition of NetSilicon, Inc. by the Company in February 2002. Pursuant to the Agreement and Plan of Merger, the Company assumed options to purchase 4,134,658 shares of common stock of NetSilicon granted under three different plans, which became exercisable for an aggregate of 2,687,528 shares of common stock of the Company. All of the options assumed by the Company remain subject to the assumed plans until the options are exercised or expire. As of September 30, 2007, 886,606 options remained outstanding at a weighted average exercise price of $12.15. The Company cannot grant additional awards under these assumed plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)
Equity Compensation Plan Not Approved by Stockholders — Digi International Inc. Non-Officer Stock Option Plan
In April 1998, the Board adopted the Digi International Inc. Non-Officer Stock Option Plan (the “Non-Officer Plan”). The Non-Officer Plan has not been approved by the stockholders of the Company.
Plan Administration
The Non-Officer Plan is administered by a committee of two or more members of the Board (the Committee). The Committee may delegate all or any part of its authority to a one person committee consisting of the Chief Executive Officer of the Company for purposes of granting awards.
Shares Subject to the Non-Officer Plan
As of September 30, 2007, 1,205,949 shares of the Company’s common stock were subject to outstanding awards granted under this Plan. No shares are available for future award grants, and no additional awards may be made under this Plan. Pursuant to the Non-Officer Plan, the Committee must adjust the number of shares and the purchase price per share to give effect to adjustments made in the number of outstanding common stock of the Company pursuant to mergers, consolidations, splits, combinations, or other changes in capitalization as described in the Non-Officer Plan.
Eligibility
All employees of the Company and its subsidiaries who are not also officers or directors of the Company, and consultants to the Company or its subsidiaries, were eligible to receive awards under the Non-Officer Plan.
Incentive and Non-Statutory Stock Options
The Non-Officer Plan authorizes the grant of non-statutory stock options. Because the Non-Officer Plan has not been approved by the Company’s stockholders, under the Internal Revenue Code of 1986, as amended, incentive stock options were not granted under the Non-Officer Plan. The exercise price of an option was determined by the Committee. The exercise price could not be less than 50% of the fair market value, as defined in the Non-Officer Plan, of the Company’s common stock on the date the option is granted. Stock options could be granted and exercised at such times as the Committee may determine, provided that the term could not exceed ten years from the date of grant. The purchase price for common stock purchased upon the exercise of stock options may be payable in cash, bank draft or money order, by delivery of shares of Company common stock having a fair market value on the date the option is exercised equal to all or any part of the option price of the common stock being purchased or any combination of the above.
Transferability and Termination of Options
The Non-Officer Plan allows the recipient to transfer options to members of his or her immediate family under certain circumstances. Other than such transfers to family members, no option shall be assignable or transferable by the recipient other than by will or the laws of descent and distribution. If a recipient’s employment or other relationship with the Company or its affiliates is terminated for any reason other than death or disability, then any unexercised portion of such recipient’s award will generally be forfeited, except as provided in the Non-Officer Plan or such recipient’s agreement or by the Committee. Upon death or disability, any unexercised portion of such recipient’s award will automatically vest. Upon a change in control as described in the Non-Officer Plan, the Committee shall declare all outstanding options cancelled at the time of the change in control in exchange for cash in the amount described in the Non-Officer Plan unless appropriate provisions have been made for the protection of the outstanding options by the substitution of such options for options to purchase appropriate stock of the surviving entity in the change in control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)
Adjustments, Modifications, Termination
The Non-Officer Plan gives the Board the right to amend, suspend or discontinue the Non-Officer Plan. Amendments to the Non-Officer Plan are subject to stockholder approval, however, if needed to comply with applicable laws or regulations. The Committee may generally also alter or amend any agreement covering an award granted under the Non-Officer Plan to the extent permitted by law.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Consolidated Financial Statements and Schedules of the Company
1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2007, 2006 and 2005

Consolidated Balance Sheets as of September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Public Accounting Firm
(b) Exhibits

Exhibit
Number	Description

2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (1)

2(b)	Purchase and assignment contract dated March 20, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (2)

2(c)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

2(d)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (4)

3(a)	Restated Certificate of Incorporation of the Company, as amended (5)

3(b)	Amended and Restated By-Laws of the Company, as amended (6)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (7)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (8)

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
Exhibits (continued)

Exhibit
Number	Description

10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006* (9)

10(b)	Form of indemnification agreement with directors and officers of the Company (10)

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999 (11)

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (12)

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006* (13)

10(e)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated, of the Company as of November 27, 2006, as approved by stockholders on January 22, 2007*(14)

10(f)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006, as approved by stockholders on January 22, 2007* (15)

10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006 (16)

10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (17)

10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (18)

10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (19)

10(k)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement* (20)

10(l)	Fiscal 2007 Executive Officer Compensation* (21)

10(m)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003* (22)

10(m)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007* (23)

10(n)	Agreement between the Company and Joel K. Young dated July 30, 2007* (24)

14	Code of Ethics (25)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)
Exhibits (continued)

Exhibit
Number	Description

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File no. 0-17972).

(3)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File no. 0-17972).

(4)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated July 27, 2006 (File no. 0-17972)

(5)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(6)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended March 31, 2007 (File no. 0-17972).

(7)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 25, 1998 (File no. 0-17972).

(8)	Incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File no. 0-17972).

(9)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(10)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).

(11)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(12)	Incorporated by reference to Exhibit 10(e)(i) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(14)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2006 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2006 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(17)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

(19)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

(20)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).

(21)	Incorporated by reference to Item 1.01 of the Company’s Form 8-K dated September 29, 2006 (File no. 0-17972)

(22)	Incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(23)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972)

(24)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972)

(25)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended September 30, 2003 (File no. 0-17972).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.
December 6, 2007	By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 6, 2007	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

December 6, 2007	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

GUY C. JACKSON
KENNETH E. MILLARD
AHMED NAWAZ	A majority of the Board of Directors*
WILLIAM N. PRIESMEYER
BRADLEY J. WILLIAMS
*	Joseph T. Dunsmore, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

December 6, 2007	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Charged
	Balance at	(Credited) to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

Valuation account - doubtful accounts
September 30, 2007	$495	$73	$89	(1)	$479
September 30, 2006	$872	$(204)	$173	(1)	$495
September 30, 2005	1,022	(123)	27	(1)	872

(1)	Uncollectible accounts charged against allowance, net of recoveries

EXHIBIT INDEX

Exhibit	Description	Page
2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001	Incorporated by Reference
2(b)	Purchase and assignment contract dated March 30, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH	Incorporated by Reference
2(c)	Agreement and plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference
2(d)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference
3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference
3(b)	Amended and Restated By-Laws of the Company, as amended	Incorporated by Reference
4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference
10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporated by Reference
10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference
10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference
10(c)(i)	Amendment to the Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference
10(d)	Employment Agreement between the Company and Joseph T. Dunsmore, dated September 27, 2006	Incorporated by Reference
10(e)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated of the Company as of November 27, 2006,	Incorporated by Reference
10(f)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006	Incorporated by Reference
10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporated by Reference
10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference
10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference
10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference
10(k)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page

10(l)	Fiscal 2007 Executive Officer Compensation	Incorporated by Reference
10(m)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003	Incorporated by Reference
10(m)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007	Incorporated by Reference
10(n)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporated by Reference
14	Code of Ethics	Incorporated by Reference
21	Subsidiaries of the Company	Filed Electronically
23	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24	Powers of Attorney	Filed Electronically
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32	Section 1350 Certification	Filed Electronically