Form 10-Q
period 2007-12-31
DIGI INTERNATIONAL INC
filed 2008-02-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 31, 2008, there were 25,691,024 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2007	2006
	(in thousands, except per common share data)

Net sales	$44,574	$41,811
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	19,543	18,650
Amortization of purchased and core technology	1,136	1,148

Gross profit	23,895	22,013

Operating expenses:
Sales and marketing	8,686	8,158
Research and development	6,589	5,972
General and administrative	4,022	3,578

Total operating expenses	19,297	17,708

Operating income	4,598	4,305

Interest income, net:
Interest income	1,054	796
Interest expense	(14)	(25)

Total interest income, net	1,040	771

Income before income taxes	5,638	5,076
Income tax provision	1,968	1,274

Net income	$3,670	$3,802

Net income per common share:
Basic	$0.14	$0.15

Diluted	$0.14	$0.15

Weighted average common shares, basic	25,619	25,078

Weighted average common shares, diluted	26,593	25,983

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2007	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,778	$18,375
Marketable securities	68,863	67,111
Accounts receivable, net	20,525	21,022
Inventories	26,647	26,130
Other	4,732	4,961

Total current assets	138,545	137,599

Marketable securities, long-term	4,246	2,081
Property, equipment and improvements, net	20,727	19,987
Identifiable intangible assets, net	22,416	24,214
Goodwill	66,995	66,817
Other	920	1,128

Total assets	$253,849	$251,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$381	$379
Accounts payable	5,299	6,554
Income taxes payable	1,623	3,156
Accrued expenses:
Compensation	4,133	7,080
Other	3,610	4,727

Total current liabilities	15,046	21,896

Capital lease obligations, net of current portion	263	358
Income taxes payable — long-term	3,990	—
Net deferred tax liabilities	5,280	6,667

Total liabilities	24,579	28,921

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,267,761 and 28,153,763 shares issued	283	281
Additional paid-in capital	174,463	172,156
Retained earnings	69,944	66,782
Accumulated other comprehensive income	2,816	2,121
Treasury stock, at cost, 2,578,237 and 2,606,419 shares	(18,236)	(18,435)

Total stockholders’ equity	229,270	222,905

Total liabilities and stockholders’ equity	$253,849	$251,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2007	2006
	(in thousands)
Operating activities:
Net income	$3,670	$3,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	601	645
Amortization of identifiable intangible assets and other assets	1,896	1,947
Excess tax benefits from stock-based compensation	(129)	(60)
Stock-based compensation	872	765
Deferred income taxes (benefit) provision	(1,235)	78
Other	162	289
Changes in operating assets and liabilities:
Accounts receivable	667	657
Inventories	(620)	(2,930)
Other assets	304	(776)
Accounts payable and accrued expenses	(4,149)	(2,444)
Income taxes payable	1,978	1,179

Net cash provided by operating activities	4,017	3,152

Investing activities:
Purchase of held-to-maturity marketable securities	(23,836)	(16,941)
Proceeds from maturities of held-to-maturity marketable securities	19,919	20,143
Contingent purchase price payments related to business acquisitions	(1,315)	(781)
Purchase of property, equipment, improvements and certain other intangible assets	(1,177)	(688)

Net cash (used in) provided by investing activities	(6,409)	1,733

Financing activities:
Payments on capital lease obligations	(102)	(103)
Excess tax benefits from stock-based compensation	129	60
Proceeds from stock option plan transactions	1,224	515
Proceeds from employee stock purchase plan transactions	348	191

Net cash provided by financing activities	1,599	663

Effect of exchange rate changes on cash and cash equivalents	196	246

Net (decrease) increase in cash and cash equivalents	(597)	5,794
Cash and cash equivalents, beginning of period	18,375	15,674

Cash and cash equivalents, end of period	$17,778	$21,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in our 2007 Annual Report on Form 10-K as filed with the SEC.
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
Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS 160 will be effective for our fiscal year beginning October 1, 2009. Earlier adoption is prohibited. We do not expect SFAS 160 to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement retained the fundamental requirements in the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defined the acquirer as the entity that obtains control of one or more businesses in the business combination and established the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also makes certain other modifications to the former Statement. SFAS 141(R) is effective for business combinations that are consummated for our fiscal year beginning October 1, 2009. Early adoption is not permitted. We are currently evaluating the potential impact of SFAS 141(R) on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning October 1, 2008. We do not expect SFAS 159 to have a material impact on our consolidated financial statements, if we decide to adopt.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning October 1, 2008 for financial assets and liabilities and for some, not all, non-financial assets and liabilities beginning October 1, 2009. We are currently evaluating the impact of the provisions of FAS 157 on our consolidated financial statements.
2.	COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income within stockholders’ equity. Comprehensive income was as follows (in thousands):

	Three months ended
	December 31,
	2007	2006
Net income	$3,670	$3,802
Foreign currency translation gain	695	379

Comprehensive income	$4,365	$4,181

3.	NET INCOME PER COMMON SHARE
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2007	2006
Numerator:
Net income	$3,670	$3,802

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,619	25,078

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	974	905

Denominator for diluted net income per common share — adjusted weighted average shares outstanding	26,593	25,983

Net income per common share, basic	$0.14	$0.15

Net income per common share, diluted	$0.14	$0.15

Potentially dilutive common shares related to stock options to purchase 219,250 and 562,613 common shares at December 31, 2007 and 2006, respectively were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
4.	SELECTED BALANCE SHEET DATA

	December 31,	September 30,
(in thousands)	2007	2007
Accounts receivable, net:
Accounts receivable	$21,017	$21,501
Less allowance for doubtful accounts	492	479

	$20,525	$21,022

Inventories:
Raw materials	$23,511	$20,097
Work in process	112	816
Finished goods	3,024	5,217

	$26,647	$26,130

Other accrued expenses:
Product warranty accrual	$1,134	$1,155
Accrued professional fees	639	522
Unearned revenue	323	190
Other accrued expenses	1,514	1,910
Contingent purchase price accrual	—	950

	$3,610	$4,727

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortized identifiable intangible assets were comprised of the following (in thousands):

	December 31, 2007			September 30, 2007
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$38,735	$(27,853)	$10,882	$38,702	$(26,689)	$12,013
License agreements	2,440	(2,390)	50	2,440	(2,290)	150
Patents and trademarks	8,011	(4,073)	3,938	7,925	(3,818)	4,107
Customer maintenance contracts	700	(411)	289	700	(394)	306
Customer relationships	11,671	(4,414)	7,257	11,613	(3,975)	7,638

Total	$61,557	$(39,141)	$22,416	$61,380	$(37,166)	$24,214

Amortization expense was $1.9 million for both of the three month periods ended December 31, 2007 and 2006.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2008 and the five succeeding fiscal years is as follows (in thousands):

2008 (nine months)	$3,778
2009	4,202
2010	3,637
2011	3,076
2012	2,512
2013	1,765
The changes in the carrying amount of goodwill were as follows (in thousands):

	Three months ended December 31,
	2007	2006
Beginning balance, October 1	$66,817	$65,841
Foreign currency translation adjustment	178	100

Ending balance, December 31	$66,995	$65,941

6.	INCOME TAXES
For the first quarter of fiscal 2008 income taxes have been provided at an effective rate of 34.9% compared to 25.1% for the first quarter of fiscal 2007. On December 9, 2006, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit that previously expired on December 31, 2005. As a result of the extension, we recorded a discrete tax benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006, which reduced the effective tax rate by approximately 9 percentage points. The effective tax rate for the three months ended December 31, 2007 is approximately equal to the U.S. statutory rate of 35%. The effective tax rate for the three months ended December 31, 2006 is lower than the U.S. statutory rate of 35.0% primarily due to the aforementioned discrete item.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	INCOME TAXES (CONTINUED)
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of our adoption of FIN 48, we recognized an increase in our existing liabilities for unrecognized tax benefits of $1.1 million and additional deferred tax assets of $0.6 million, with an offsetting cumulative effect adjustment resulting in a decrease to the opening balance of retained earnings of $0.5 million. At the adoption date, we had $3.5 million of gross unrecognized tax benefits and accrued interest and penalties of $0.5 million. If all of our unrecognized tax benefits were recognized, approximately $3.5 million would impact our effective tax rate. All of our liabilities for unrecognized tax benefits are recorded as a long-term liability as we do not expect significant payments to occur over the next 12 months. In conjunction with our adoption of FIN 48, we reclassified $4.0 million of unrecognized tax benefits that we do not expect to pay in cash over the next 12 months from a short-term liability to a long-term liability. We have elected to recognize interest and penalties related to income tax matters in income tax expense.
We file a consolidated U.S. federal income tax return, as well as income tax returns in various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to fiscal 2004. Although the timing and resolution of potential tax audits is uncertain, we do not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.
7.	FINANCIAL GUARANTEES
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

	Balance at	Warranties	Settlements	Balance at
	October 1	issued	made	December 31
2007	$1,155	$165	$(186)	$1,134
2006 (1)	$1,104	$85	$(225)	$964

(1)	Warranties issued includes a decrease in estimate adjustment of $132,000 for the three months ended December 31, 2006.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	CONTINGENCIES
Contingent obligations
Effective April 1, 2005, we acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. The purchase price of $6.5 million in cash included contingent consideration of $0.8 million paid in October 2006 and the final payment of $0.9 million, which was paid in October 2007, based on the achievement of milestones identified in the merger agreement.
Legal Proceedings
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. The complaint names us as defendants along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. We believe that the claims against the NetSilicon defendants are without merit and have defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.
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
In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including NetSilicon. Because any possible future settlement with the plaintiffs, if a settlement were ever to be negotiated and ultimately agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible future settlement of the claims against NetSilicon are uncertain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	CONTINGENCIES (CONTINUED)
On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases are not yet fully briefed and remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On November 13, 2007, the issuer defendants moved to dismiss the claims against them in the amended complaints in the six focus cases. The underwriter defendants have also moved to dismiss the claims against them in the amended complaints in the six focus cases. Those motions to dismiss are not yet fully briefed and remain pending.
Given that the proposed settlement has been terminated, we intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of December 31, 2007, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
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
The words “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to our management as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of our future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Our operating results and performance trends may be affected by a number of factors, including, without limitation, those described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our quarterly reports on Form 10-Q and our registration statements, could cause our actual future results to differ from those projected in the forward-looking statements as a result of the factors set forth in our various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2007.
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
We help customers connect, monitor, and control local or remote electronic devices over a network or via the Internet. We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Our Drop-In Networking solutions initiative, which is based on our wireless solutions, provides end-to-end wireless connectivity to electronic devices in business locations where wires do not work or cannot be used. This initiative provides opportunities for connecting devices and machines. Incorporating products from both our embedded and non-embedded categories, including modules, wireless communications adapters, cellular routers, gateways, sensors, and network management software, Drop-in Networking holds the potential to economically extend network connectivity to millions of new devices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
We anticipate that growth in the future will result from both products that are developed internally as well as from products that are acquired.
• Net sales of $44.6 million for the three months ended December 31, 2007 represented an increase of $2.8 million, or 6.6%, compared to net sales of $41.8 million for the three months ended December 31, 2006.
• Gross profit margin increased to 53.6% compared to 52.6% for the three months ended December 31, 2007 and 2006, respectively.
• Total operating expenses for the three months ended December 31, 2007 were $19.3 million, or 43.3% of net sales, compared to $17.7 million, or 42.3% of net sales, for the three months ended December 31, 2006, an increase of $1.6 million. The increase in operating expenses is primarily a result of incremental headcount due to overall company growth driven by the Drop-In Networking initiative launched in June 2007 as well as increased international expenses.
• Net income decreased $0.1 million to $3.7 million, or $0.14 per diluted share, for the three months ended December 31, 2007, compared to $3.8 million, or $0.15 per diluted share, for the three months ended December 31, 2006. As a result of the extension of the research and development credit for two additional years beyond calendar 2005, a benefit for research and development credits earned during the last three quarters of fiscal 2006 was recorded during the first quarter of fiscal 2007, resulting in an additional tax benefit of $0.5 million or $0.02 per diluted share.
• Our net working capital position (total current assets less total current liabilities) increased $7.8 million to $123.5 million during the three months ended December 31, 2007 and our current ratio was 9.2 to 1 as of that date. Cash and cash equivalents and marketable securities, including long-term marketable securities, increased $3.3 million to $90.9 million during the period. At December 31, 2007, we had no debt other than capital lease obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended December 31,				% increase
	2007		2006		(decrease)
Net sales	$44,574	100.0%	$41,811	100.0%	6.6%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	19,543	43.8	18,650	44.6	4.8
Amortization of purchased and core technology	1,136	2.6	1,148	2.8	(1.0)

Gross profit	23,895	53.6	22,013	52.6	8.5
Operating expenses:
Sales and marketing	8,686	19.5	8,158	19.5	6.5
Research and development	6,589	14.8	5,972	14.3	10.3
General and administrative	4,022	9.0	3,578	8.5	12.4

Total operating expenses	19,297	43.3	17,708	42.3	9.0

Operating income	4,598	10.3	4,305	10.3	6.8
Interest income, net	1,040	2.3	771	1.8	34.9

Income before income taxes	5,638	12.6	5,076	12.1	11.1
Income tax provision	1,968	4.4	1,274	3.0	54.5

Net income	$3,670	8.2%	$3,802	9.1%	(3.5)%

NET SALES
The following summarizes our net sales for the periods indicated:

	Three months ended December 31,				% increase
($ in thousands)	2007		2006		(decrease)
Non-embedded	$23,857	53.5%	$25,166	60.2%	(5.2)%
Embedded	20,717	46.5	16,645	39.8	24.5

Total net sales	$44,574	100.0%	$41,811	100.0%	6.6%

Non-embedded
Our non-embedded product net sales decreased by $1.3 million or 5.2% for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 primarily due to a 29.3% decrease in serial cards compared to the same period in the prior year as demand for this mature product line continues to decline. Serial server revenue increased compared to the same quarter in the prior year, offset by a decrease in revenue from cellular routers and gateways primarily due to the timing of significant customer purchases. Revenue from the other non-embedded products lines decreased slightly in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.
Embedded
Net sales of our embedded products increased by $4.1 million or 24.5% for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 due to continued market acceptance of embedded wireless products.
Fluctuation in foreign currency rates compared to the same period one year ago had a favorable impact on net sales of $0.9 million in the three month period ended December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
GROSS PROFIT
Gross profit margin for the three months ended December 31, 2007 was 53.6% compared to 52.6% for the three months ended December 31, 2006. The increase in gross profit margin in the first quarter of fiscal 2008 was primarily due to product and customer mix changes within both the embedded and non-embedded product categories, as well as an increase in licensing revenues compared to the first quarter of fiscal 2007. We anticipate that our gross profit margins for the remainder of the fiscal year will be approximately 52% — 54%.
OPERATING EXPENSES

	Three months ended December 31,				$ increase
($ in thousands)	2007		2006		(decrease)
Operating expenses:
Sales and marketing	$8,686	19.5%	$8,158	19.5%	$528
Research and development	6,589	14.8	5,972	14.3	617
General and administrative	4,022	9.0	3,578	8.5	444

Total operating expenses	$19,297	43.3%	$17,708	42.3%	$1,589

The net increase in sales and marketing expenses of $0.6 million is primarily due to $0.4 million of compensation-related expenses and an increase of $0.2 million for co-op advertising and ad placement costs. The primary reason for the increase in expenses for the three months ended December 31, 2007 as compared to the same period a year ago is additional expenses related to our Drop-in Networking initiative and increased international expenses.
The net increase in research and development expenses of $0.6 million is due primarily to $0.4 million of compensation-related expenses, $0.3 million of outside service expense primarily for certification of wireless products and $0.2 million of other project development costs, offset by a decrease of $0.3 million due to the timing of various chip development projects.
The net increase in general and administrative expenses of $0.4 million was due primarily to compensation-related expenses of $0.3 million.
INTEREST INCOME, NET
Interest income, net was $1.0 million for the three months ended December 31, 2007 compared to $0.8 million for the three months ended December 31, 2006. We realized interest income on marketable securities and cash and cash equivalents of $1.0 million and $0.8 million for the three month periods ended December 31, 2007 and 2006, respectively, due to a higher average invested balance for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. We earned an average interest rate of 5.1% for both the three months ended December 31, 2007 and December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES
For the three months ended December 31, 2007, income taxes have been provided at an effective rate of 34.9% compared to 25.1% for the three months ended December 31, 2006. On December 9, 2006, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit previously expired on December 31, 2005. As a result of the extension, we recorded a discrete tax benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006, which reduced the effective tax rate by approximately 9 percentage points. The effective tax rate for the three months ended December 31, 2007 is approximately equal to the U.S. statutory rate of 35%. The effective tax rate for the three months ended December 31, 2006 is lower than the U.S. statutory rate of 35.0% primarily due to the aforementioned discrete item. We expect our annualized 2008 income tax rate to be approximately 35%.
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). We further discuss the adoption of FIN 48 in Note 6 to our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At December 31, 2007, we had cash, cash equivalents and marketable securities, including long-term marketable securities, of $90.9 million compared to $87.6 million at September 30, 2007. Our working capital (current assets less total current liabilities) increased $7.8 million to $123.5 million at December 31, 2007 compared to $115.7 million at September 30, 2007.
Consolidated Statement of Cash Flow Highlights (in thousands)

	Three months ended December 31,
	2007	2006	Change
Operating activities	$4,017	$3,152	$865
Investing activities	(6,409)	1,733	(8,142)
Financing activities	1,599	663	936
Effect of exchange rate changes on cash and cash equivalents	196	246	(50)

Net (decrease) increase in cash and cash equivalents	$(597)	$5,794	$(6,391)

Reconciliation of Net Income to Cash Inflows (Outflows) from Operating Activities (in thousands)

	Three months ended December 31,
	2007	2006	Change
Net income	$3,670	$3,802	$(132)
Deferred income taxes (benefit) provision	(1,235)	78	(1,313)
Depreciation and amortization	2,497	2,592	(95)
Stock-based compensation	872	765	107
Excess tax benefits from stock-based compensation	(129)	(60)	(69)
Other reconciling items	162	289	(127)

Net income adjusted for non-cash expenses	5,837	7,466	(1,629)
Changes in working capital	(1,820)	(4,314)	2,494

Cash flows provided by operating activities	$4,017	$3,152	$865

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
The increase in net cash provided by operating activities of $0.8 million for the comparable three month periods ended December 31, 2007 and 2006 is primarily due to an increase of $2.5 million provided by working capital resulting from a smaller increase in inventory at December 31, 2007 as compared to December 31, 2006. The increased inventory at December 31, 2006 was due to additional material purchases and production builds in order to fulfill order demand. This was offset by a reduction of $1.6 million for non-cash expenses, primarily related to an increase in deferred tax assets related to the adoption of FIN 48 in the first quarter of fiscal 2008.
Net cash used in investing activities was $6.4 million during the three months ended December 31, 2007 compared to net cash provided by investing activities of $1.7 million during the same period in the prior fiscal year. The net decrease of $8.1 million was primarily due to $7.1 million for the change in marketable securities in which net purchases of marketable securities were $3.9 million during the three months ended December 31, 2007 compared to net settlements of marketable securities of $3.2 million during the same period one year ago. Increased purchases of property, equipment, improvements and certain other intangible assets used cash of $0.5 million in the first quarter of fiscal 2008 as compared to the same quarter a year ago. Also, there was an additional usage of cash of $0.5 million for the difference of the contingent purchase price payment related to the FS Forth acquisition as compared to the same period in the prior year. We anticipate total fiscal 2008 capital expenditures will be approximately $2.7 million.
We generated $1.6 million from financing activities during the three months ended December 31, 2007 compared to $0.7 million during the same period a year ago, a net increase of $0.9 million, primarily as a result of increased proceeds from stock option and employee stock purchase plan transactions in both periods, and an increase of cash provided by the excess tax benefits related to the exercise of stock options.
Our management believes that current financial resources, cash generated from operations and our potential capacity for additional debt and/or equity financing will be sufficient to fund operations in the foreseeable future.
In conjunction with our adoption of FIN 48, we reclassified the portion of our unrecognized tax benefits that we do not expect to pay in cash over the next 12 months from a short-term liability to a long-term liability. All of our liabilities for unrecognized tax benefits are recorded as a long-term liability as we do not expect significant payments to occur over the next 12 months. Further information concerning the adoption of FIN 48 can be found in Note 6 to our consolidated financial statements.
There have been no material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS 160 will be effective for our fiscal year beginning October 1, 2009. Earlier adoption is prohibited. We do not expect SFAS 160 to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement retained the fundamental requirements in the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defined the acquirer as the entity that obtains control of one or more businesses in the business combination and established the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also makes certain other modifications to the former Statement. SFAS 141(R) is effective for business combinations that are consummated for our fiscal year beginning October 1, 2009. Early adoption is not permitted. We are currently evaluating the potential impact of SFAS 141(R) on our consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning October 1, 2008. We do not expect SFAS 159 to have a material impact on our consolidated financial statements, if we decide to adopt.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning October 1, 2008 for financial assets and liabilities and for some, not all, non-financial assets and liabilities beginning October 1, 2009. We are currently evaluating the impact of the provisions of FAS 157 on our consolidated financial statements.
RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are presented in our 2007 Annual Report on Form 10-K as filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Investments are made in accordance with our investment policy and consist of high grade commercial paper and corporate bonds. We do not use derivative financial instruments to hedge against interest rate risk as all investments are held to maturity and the majority of our investments mature in less than a year. A change in interest rates would not have a material effect on our consolidated financial statements. We have evaluated our investment portfolio taking into account current credit market conditions and we believe that our investments are properly stated.
FOREIGN CURRENCY RISK
We have transactions that are executed in the U.S. Dollar, Euro or Japanese Yen. As a result, we are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros or Japanese Yen, and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.
For the three months ended December 31, 2007 and 2006, we had approximately $17.1 million and $14.2 million, respectively, of net sales to foreign customers including export sales, of which $8.7 million and $6.5 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.
The average monthly exchange rate for the Euro to the U.S. Dollar increased approximately 12.3% from 1.2891 to 1.4476 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased approximately 4.0% from .0085 to .0088 for the first quarter of fiscal year 2008 as compared to the same period one year ago. A 10.0% change from the first quarter fiscal 2008 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 2.0% increase or decrease in net sales and a 1.0% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we need to consider in response to changes in the exchange rate.
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

ITEM 4. CONTROLS AND PROCEDURES (CONTINUED)
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (CONTINUED)
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of our 2007 Annual Report on Form 10-K as filed with the SEC on December 6, 2007.
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

ITEM 6. EXHIBITS (CONTINUED)

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

DIGI INTERNATIONAL INC.

Date: February 7, 2008	By:	/s/ Subramanian Krishnan Subramanian Krishnan
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No.
	0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-Q for the quarter ended March 31, 2007 (File No. 0-17972))	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No.
	0-17972))	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972))	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically