Form 10-Q
period 2008-03-31
DIGI INTERNATIONAL INC
filed 2008-05-08
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-34033
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2008, there were 25,773,958 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
	(in thousands, except per common share data)

Net sales	$43,070	$42,855	$87,644	$84,666
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	18,986	19,215	38,529	37,865
Amortization of purchased and core technology	907	1,129	2,043	2,277

Gross profit	23,177	22,511	47,072	44,524

Operating expenses:
Sales and marketing	9,034	8,427	17,720	16,585
Research and development	6,529	6,068	13,118	12,040
General and administrative	3,960	3,302	7,982	6,880

Total operating expenses	19,523	17,797	38,820	35,505

Operating income	3,654	4,714	8,252	9,019

Interest income, net
Interest income	1,020	777	2,074	1,573
Interest expense	(12)	(18)	(26)	(43)

Total interest income, net	1,008	759	2,048	1,530

Income before income taxes	4,662	5,473	10,300	10,549
Income tax provision	1,565	1,876	3,533	3,150

Net income	$3,097	$3,597	$6,767	$7,399

Net income per common share:
Basic	$0.12	$0.14	$0.26	$0.29

Diluted	$0.12	$0.14	$0.26	$0.28

Weighted average common shares, basic	25,714	25,186	25,666	25,131

Weighted average common shares, diluted	26,312	25,959	26,479	25,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,135	$18,375
Marketable securities	58,020	67,111
Accounts receivable, net	25,344	21,022
Inventories	26,804	26,130
Other	4,769	4,961

Total current assets	142,072	137,599

Marketable securities, long-term	15,682	2,081
Property, equipment and improvements, net	15,472	19,987
Identifiable intangible assets, net	21,032	24,214
Goodwill	67,320	66,817
Other	1,462	1,128

Total assets	$263,040	$251,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$380	$379
Accounts payable	8,929	6,554
Income taxes payable	468	3,156
Accrued expenses:
Compensation	5,545	7,080
Other	4,101	4,727

Total current liabilities	19,423	21,896

Capital lease obligations, net of current portion	179	358
Income taxes payable — long-term	3,990	—
Deferred gain on building sale — leaseback	1,194	—
Net deferred tax liabilities	4,648	6,667

Total liabilities	29,434	28,921

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,323,513 and 28,153,763 shares issued	283	281
Additional paid-in capital	175,684	172,156
Retained earnings	73,041	66,782
Accumulated other comprehensive income	2,834	2,121
Treasury stock, at cost, 2,578,238 and 2,606,419 shares	(18,236)	(18,435)

Total stockholders’ equity	233,606	222,905

Total liabilities and stockholders’ equity	$263,040	$251,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2008	2007
	(in thousands)
Operating activities:
Net income	$6,767	$7,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,293	1,263
Amortization of identifiable intangible assets and other assets	3,499	3,867
(Gain) loss on sale of property, equipment and improvements	(120)	1
Excess tax benefits from stock-based compensation	(165)	(155)
Stock-based compensation	1,776	1,504
Deferred income tax benefit	(1,920)	(722)
Other	152	163
Changes in operating assets and liabilities:
Accounts receivable	(3,109)	(162)
Inventories	(752)	(1,737)
Other assets	237	572
Accounts payable and accrued expenses	978	(3,022)
Income taxes payable	697	2,298

Net cash provided by operating activities	9,333	11,269

Investing activities:
Purchase of held-to-maturity marketable securities	(51,691)	(40,387)
Proceeds from maturities of held-to-maturity marketable securities	47,181	30,892
Contingent purchase price payments related to business acquisitions	(1,315)	(781)
Increase in noncurrent restricted cash	(392)	—
Proceeds from sale-leaseback and sale of other property, equipment, improvements	6,494	4
Purchase of property, equipment, improvements and certain other intangible assets	(1,908)	(1,486)

Net cash used in investing activities	(1,631)	(11,758)

Financing activities:
Payments on capital lease obligations	(188)	(198)
Excess tax benefits from stock-based compensation	165	155
Proceeds from stock option plan transactions	1,636	1,201
Proceeds from employee stock purchase plan transactions	348	493

Net cash provided by financing activities	1,961	1,651

Effect of exchange rate changes on cash and cash equivalents	(903)	350

Net increase in cash and cash equivalents	8,760	1,512
Cash and cash equivalents, beginning of period	18,375	15,674

Cash and cash equivalents, end of period	$27,135	$17,186

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
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS 160 will be effective for our fiscal years beginning October 1, 2009. Earlier adoption is prohibited. We do not expect SFAS 160 to have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement retained the fundamental requirements in the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defined the acquirer as the entity that obtains control of one or more businesses in the business combination and established the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also makes certain other modifications to the former Statement. SFAS 141(R) is effective for business combinations that are consummated in our fiscal years beginning October 1, 2009. Early adoption is not permitted. SFAS 141(R) is expected to have a material impact on how we will identify, negotiate, and value future acquisitions and how such acquisitions will affect our consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is our fiscal years beginning October 1, 2008. We do not expect SFAS 159 to have a material impact on our consolidated financial statements, if we decide to adopt.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends FAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under FASB 141 or FASB 141(R). FSP 157-1 is effective upon the adoption of FAS 157. FSP 157-2 defers the effective date of FAS 157 for our fiscal years and interim periods beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FAS 157 are effective for our fiscal years and interim periods beginning October 1, 2008 for financial assets and financial liabilities. We are currently evaluating the impact of the provisions of FAS 157, FSP 157-1 and FSP 157-2 on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income within stockholders’ equity. Comprehensive income was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$3,097	$3,597	$6,767	$7,399
Foreign currency translation gain	18	261	713	640

Comprehensive income	$3,115	$3,858	$7,480	$8,039

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Numerator:
Net income	$3,097	$3,597	$6,767	$7,399

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,714	25,186	25,666	25,131

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	598	773	813	845

Denominator for diluted net income per common share — adjusted weighted average shares	26,312	25,959	26,479	25,976

Net income per common share, basic	$0.12	$0.14	$0.26	$0.29

Net income per common share, diluted	$0.12	$0.14	$0.26	$0.28

Potentially dilutive shares related to stock options to purchase 2,378,069 and 1,021,239 common shares for the three and six month periods ended March 31, 2008, respectively, and potentially dilutive shares related to stock options to purchase 1,545,505 and 1,105,834 common shares for the three and six month periods ended March 31, 2007, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SELECTED BALANCE SHEET DATA
(in thousands)

	March 31, 2008	September 30, 2007
Accounts receivable, net:
Accounts receivable	$25,856	$21,501

Less allowance for doubtful accounts	512	479

	$25,344	$21,022

Inventories:
Raw materials	$21,231	$20,097
Work in process	653	816
Finished goods	4,920	5,217

	$26,804	$26,130

Other accrued expenses:
Product warranty accrual	$1,133	$1,155
Accrued professional fees	844	522
Unearned revenue	193	190
Deferred gain on building sale - short-term	299	—
Other accrued expenses	1,632	1,910
Contingent purchase price accrual	—	950

	$4,101	$4,727

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.
5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	March 31, 2008			September 30, 2007
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$38,795	$(28,819)	$9,976	$38,702	$(26,689)	$12,013
License agreements	2,440	(2,440)	—	2,440	(2,290)	150
Patents and trademarks	8,142	(4,224)	3,918	7,925	(3,818)	4,107
Customer maintenance contracts	700	(429)	271	700	(394)	306
Customer relationships	11,778	(4,911)	6,867	11,613	(3,975)	7,638

Total	$61,855	$(40,823)	$21,032	$61,380	$(37,166)	$24,214

Amortization expense was $1.6 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively, and $3.5 million and $3.8 million for the six months ended March 31, 2008 and 2007, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2008 and the five succeeding fiscal years is as follows (in thousands):

2008 (six months)	$2,223
2009	4,202
2010	3,637
2011	3,076
2012	2,512
2013	1,765
The changes in the carrying amount of goodwill were as follows (in thousands):

	Six months ended March 31,
	2008	2007
Beginning balance, October 1	$66,817	$65,841
Purchase price adjustment — MaxStream	—	(374)
Foreign currency translation adjustment	503	143

Ending balance, March 31	$67,320	$65,610

6. INCOME TAXES
For the six month period ended March 31, 2008, income taxes have been provided at an effective rate of 34.3% compared to 29.9% for the six month period ended March 31, 2007. On December 9, 2006, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit that previously expired on December 31, 2005. As a result of the extension, we recorded a discrete tax benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006, which reduced the effective tax rate by approximately 9 percentage points. The effective tax rate for the six months ended March 31, 2008 is approximately equal to the U.S. statutory rate of 35%. The effective tax rate for the six months ended March 31, 2007 is lower than the U.S. statutory rate of 35.0% primarily due to the aforementioned discrete item.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

	Three months ended March 31,
	Balance at	Warranties	Settlements	Balance at
	January 1	issued	made	March 31
2008	$1,134	$193	$(194)	$1,133
2007	$964	$224	$(182)	$1,006

	Six months ended March 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued (1)	made	March 31
2008	$1,155	$358	$(380)	$1,133
2007	$1,104	$309	$(407)	$1,006

(1)	Warranties issued includes a decrease in estimate adjustment of $132,000 in the first quarter of fiscal 2007.
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
8. CONTINGENCIES (CONTINUED)
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
On October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases remain pending. In addition, on August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. CONTINGENCIES (CONTINUED)
We intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of March 31, 2008, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
9. SALE AND LEASEBACK OF BUILDING
On February 18, 2008, we entered into a contract for the sale of our building in Dortmund, Germany, and subsequent partial leaseback for a five year term (the “Agreement”). Upon the closing of the transaction in March 2008, we initiated the leaseback of approximately 40% of the property for a period of five years, with a renewal option for an additional five years.
The building was sold for 4.5 million Euros (equivalent to $6.9 million), resulting in a gain on the sale of 1.0 million Euros ($1.6 million). As a result of the leaseback, $1.5 million of the gain on the sale was deferred and will be recognized ratably over the lease term as an offset to rent expense. The remaining $0.1 million was recognized in the second quarter of fiscal 2008 as a component of general and administrative expense. Of the total sale price, 4.2 million Euros ($6.5 million) was received during March 2008 and the remaining 0.3 million Euros ($0.4 million) were withheld by the buyer until certain obligations and documentation were completed. This withholding is included in accounts receivable, net on our consolidated balance sheet as of March 31, 2008 and was received in April 2008. These obligations required us, as part of the Agreement, to deposit 0.3 million Euros ($0.4 million) into an interest-bearing bank account, which will be refunded to us at the end of the lease term. This deposit was made during March, 2008 and is included in other noncurrent assets as restricted cash on our consolidated balance sheet.
10. SUBSEQUENT EVENT
We announced the acquisition of Sarian Systems, Ltd. (“Sarian”) on April 28, 2008. Prior to the acquisition, Sarian was a privately held corporation. Sarian is located in the United Kingdom and is a leader in the European wireless router market. The acquisition was a cash transaction for approximately $30.5 million for all of the outstanding ordinary shares of Sarian. The purchase price of $30.5 million includes Sarian’s cash on hand as of the acquisition date, estimated to be $2.5 million. On April 22, 2008, we entered into a short-term loan agreement with Wells Fargo in the amount of $25.0 million to finance the acquisition. Interest is based on the one month LIBOR rate plus 0.30% (3.2% at April 22, 2008). Per the terms of the agreement, payment of the outstanding balance is due November 30, 2008; however, we have the option to prepay without penalty. We intend to repay the loan before the end of the third quarter of fiscal 2008. Sarian became a wholly owned subsidiary of Digi International Ltd., located in the United Kingdom.

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
We help customers connect, monitor, and control local or remote electronic devices over a network or via the Internet. We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Our Drop-In Networking solutions initiative, which is based on our wireless solutions, provides end-to-end wireless connectivity to electronic devices in locations where wires do not work or cannot be used. This initiative provides opportunities for connecting devices and machines. Incorporating products from both our embedded and non-embedded categories, including modules, wireless communications adapters, cellular routers, gateways, sensors, and network management software, Drop-in Networking holds the potential to economically extend network connectivity to millions of new devices.
We anticipate that growth in the future will result from both products that are developed internally as well as from products that are acquired.
•	Net sales of $43.1 million for the three months ended March 31, 2008 represented an increase of $0.2 million, or 0.5%, compared to net sales of $42.9 million for the three months ended March 31, 2007. Revenue in the Americas was $26.5 million in the second fiscal quarter of 2008 compared to $28.8 million in the same period a year ago, a decrease of $2.3 million, or 8.2%, primarily due to the slowing of the U.S. economy and a decrease in revenue from certain key customers. International revenue was $16.6 million in the second fiscal quarter of 2008 compared to $14.1 million in the second fiscal quarter of 2007, an increase of $2.5 million, or 18.4%.

•	Gross profit margin increased to 53.8% compared to 52.5% for the three months ended March 31, 2008 and 2007, respectively. Gross profit margin increased to 53.7% compared to 52.6% for the six months ended March 31, 2008 and 2007, respectively.

•	Total operating expenses for the three months ended March 31, 2008 were $19.5 million, or 45.3% of net sales, compared to $17.8 million, or 41.5% of net sales, for the three months ended March 31, 2007, an increase of $1.7 million. Total operating expenses for the six months ended March 31, 2008 were $38.8 million, or 44.3% of net sales, compared to $35.5 million, or 41.9% of net sales, for the six months ended March 31, 2007, an increase of $3.3 million. Operating expenses increased by 9.7% and 9.3% for the three months and six months ended March 31, 2008, respectively, compared to the same periods in 2007 due mostly to an increase in compensation-related expenses from increased headcount, continued investments in our Drop-In Networking and international expansion, as well as the unfavorable impact of translating expenses denominated in the Euro to U.S. dollars.

•	Net income decreased $0.5 million to $3.1 million, or $0.12 per diluted share, for the three months ended March 31, 2008, compared to $3.6 million, or $0.14 per diluted share, for the three months ended March 31, 2007. Net income decreased $0.6 million to $6.8 million, or $0.26 per diluted share, for the six months ended March 31, 2008, compared to $7.4 million, or $0.28 per diluted share, for the six months ended March 31, 2007. As a result of the extension of the research and development credit for two additional years beyond calendar 2005, a benefit for research and development credits earned during the last three quarters of fiscal 2006 was recorded during the first quarter of fiscal 2007, resulting in an additional tax benefit of $0.5 million or $0.02 per diluted share.

•	Our net working capital position (total current assets less total current liabilities) increased $6.9 million to $122.6 million during the six months ended March 31, 2008 and our current ratio was 7.3 to 1 as of that date. Cash and cash equivalents and marketable securities, including long-term marketable securities increased $13.2 million to $100.8 million during the period which includes 4.2 million Euros ($6.5 million) received from the building sale in Dortmund, Germany. An additional 0.3 million Euros ($0.4 million) were withheld by the buyer until certain obligations and documentation were completed, and was received in April 2008. At March 31, 2008, we had no debt other than capital lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
	2008		2007		(decrease)	2008		2007		(decrease)
Net sales	$43,070	100.0%	$42,855	100.0%	0.5%	$87,644	100.0%	$84,666	100.0%	3.5%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	18,986	44.1	19,215	44.8	(1.2)	38,529	44.0	37,865	44.7	1.8
Amortization of purchased and core technology	907	2.1	1,129	2.6	(19.7)	2,043	2.3	2,277	2.7	(10.3)

Gross profit	23,177	53.8	22,511	52.5	3.0	47,072	53.7	44,524	52.6	5.7
Operating expenses:
Sales and marketing	9,034	21.0	8,427	19.7	7.2	17,720	20.2	16,585	19.6	6.8
Research and development	6,529	15.1	6,068	14.1	7.6	13,118	15.0	12,040	14.2	9.0
General and administrative	3,960	9.2	3,302	7.7	19.9	7,982	9.1	6,880	8.1	16.0

Total operating expenses	19,523	45.3	17,797	41.5	9.7	38,820	44.3	35,505	41.9	9.3

Operating income	3,654	8.5	4,714	11.0	(22.5)	8,252	9.4	9,019	10.7	(8.5)
Interest income and other, net	1,008	2.3	759	1.8	32.8	2,048	2.3	1,530	1.8	33.9

Income before income taxes	4,662	10.8	5,473	12.8	(14.8)	10,300	11.7	10,549	12.5	(2.4)
Income tax provision	1,565	3.6	1,876	4.4	(16.6)	3,533	4.0	3,150	3.8	12.2

Net income	$3,097	7.2%	$3,597	8.4%	(13.9)%	$6,767	7.7%	$7,399	8.7%	(8.5)%

NET SALES
The following summarizes our net sales for the periods indicated:

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
($ in thousands)	2008		2007		(decrease)	2008		2007		(decrease)
Non-embedded	$21,358	49.6%	$24,445	57.0%	(12.6)%	$45,215	51.6%	$49,611	58.6%	(8.9)%
Embedded	21,712	50.4	18,410	43.0	17.9	42,429	48.4	35,055	41.4	21.0

Total net sales	$43,070	100.0%	$42,855	100.0%	0.5%	$87,644	100.0%	$84,666	100.0%	3.5%

The decrease in net sales in the non-embedded products for the three and six months ended March 31, 2008 as compared to the same periods in the prior year resulted primarily from decreased net sales of serial cards, serial server, USB and cellular products. The decreases are primarily a result of the contracting of the U.S. economy and slower sales activity in the two tier North American distribution channel, as well as a decrease in net sales from certain key customers.
Net sales of most of the embedded products increased in the three and six months ended March 31, 2008 compared to the comparable prior periods. Most of the increase in our embedded net sales took place in Europe and Asia Pacific. While embedded net sales increased slightly in the Americas, the slowing of the U.S. economy, particularly in the second quarter of fiscal 2008, negatively impacted the growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Fluctuation in foreign currency rates, primarily the Euro, for the three and six month periods ended March 31, 2008 compared to the same periods in the prior year had a favorable impact on net sales of $0.7 million and $1.4 million, respectively.
The following summarizes our net sales by geographic region:

	Three months ended March 31,		$ increase	% increase	Six months ended March 31,		$ increase	% increase
($ in thousands)	2008	2007	(decrease)	(decrease)	2008	2007	(decrease)	(decrease)
Americas	$26,420	$28,794	$(2,374)	(8.2)%	$55,312	$58,365	$(3,053)	(5.2)%
Europe	12,630	10,787	1,843	17.1	23,775	19,630	4,145	21.1
Asia Pacific	4,020	3,274	746	22.8	8,557	6,671	1,886	28.3

Total net sales	$43,070	$42,855	$215	0.5%	$87,644	$84,666	$2,978	3.5%

GROSS PROFIT
Gross profit for the three and six months ended March 31, 2008 was $23.2 million, or 53.8% and $47.1 million, or 53.7%, respectively, compared to $22.5 million, or 52.5%, and $44.5 million, or 52.6%, for the three and six months ended March 31, 2007, respectively. Gross profit increased by $0.7 million, or 3.0%, in the second quarter of 2008 compared to the second quarter of 2007, primarily due to product mix changes within both the embedded and non-embedded product groups and a decrease in amortization of purchased and core technology. Amortization of purchased and core technology decreased by $0.2 million in the second quarter of 2008 compared to the same quarter a year ago, and accounted for a 0.5 percentage point increase in gross profit margin.
We anticipate that our gross profit margins for the remainder of the fiscal year will be in a range of 52 to 54 percent and include estimated amortization of purchased and core technology of approximately two percentage points.
OPERATING EXPENSES

	Three months ended March 31,				$ increase	Six months ended March 31,				$ increase
($ in thousands)	2008		2007		(decrease)	2008		2007		(decrease)
Operating expenses:
Sales and marketing	$9,034	21.0%	$8,427	19.7%	$607	$17,720	20.2%	$16,585	19.6%	$1,135
Research and development	6,529	15.1	6,068	14.1	461	13,118	15.0	12,040	14.2	1,078
General and administrative	3,960	9.2	3,302	7.7	658	7,982	9.1	6,880	8.1	1,102

Total operating expenses	$19,523	45.3%	$17,797	41.5%	$1,726	$38,820	44.3%	$35,505	41.9%	$3,315

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
The net increase of $0.6 million in sales and marketing expenses for the three months ended March 31, 2008, as compared to March 31, 2007, was primarily due to an increase of $0.3 million for compensation- related expenses pertaining to a headcount increase of 14 people and $0.2 million for additional ad placement costs. For the six months ended March 31, 2008 compared to March 31, 2007, the net increase in expenses was $1.1 million due to an increase of $0.7 million of compensation-related expenses due to increased headcount related to the Drop-In Networking initiative and international expansion and $0.3 million of additional ad placement and marketing literature expenses.
The net increase of $0.5 million in research and development expenses for the three months ended March 31, 2008 compared to March 31, 2007 was due primarily to an increase of $0.3 million for compensation-related expenses pertaining to a headcount increase of 16 people and $0.1 million of outside service expense primarily for certification of wireless products. Research and development expenses for the six months ended March 31, 2008 increased $1.1 million compared to the same period a year ago due primarily to an increase of $0.7 million in compensation-related expenses related to increased headcount related to the Drop-In Networking initiative and $0.4 million in outside service expense primarily for certification of wireless products, offset by a net decrease of $0.2 million pertaining to the timing of various chip development projects.
The net increase in general and administrative expenses of $0.7 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to compensation-related expenses of $0.3 million and increased professional fees and outside consulting fees of $0.4 million, offset by a $0.1 million recognized gain on the sale of the Dortmund building. For the six months ended March 31, 2008 compared to March 31, 2007, the net increase in general and administrative expenses of $1.1 million was due primarily to an increase in compensation-related expenses of $0.6 million and increased professional fees and outside consulting fees of $0.4 million, offset by a $0.1 million recognized gain on the sale of the Dortmund building (see Note 9 to the Consolidated Financial Statements).
INTEREST INCOME AND OTHER, NET
Interest income and other, net was $1.0 million and $2.0 million for the three and six months ended March 31, 2007 compared to $0.7 million and $1.5 million for the three and six months ended March 31, 2007, respectively. We realized interest income on marketable securities and cash and cash equivalents of $1.0 million and $2.1 million for the three and six month periods ended March 31, 2008 and $0.8 and $1.6 million for the three and six month periods ended March 31, 2007, respectively, due to an increase in the average invested balance. We earned an average interest rate of 4.7% and 4.9% for the three and six months ended March 31, 2008, respectively, compared to 5.1% for both the three and six months ended March 31, 2007. The average invested balance for the three and six months ended March 31, 2008 was $86.1 million and $84.6 million, respectively, and for the three and six months ended March 31, 2007 was $62.1 million and $58.7 million, respectively.
INCOME TAXES
For the six month period ended March 31, 2008, income taxes have been provided at an effective rate of 34.3% compared to 29.9% for the six month period ended March 31, 2007. On December 9, 2006, Congress passed H.R. 6111, the “Tax Relief and Health Care Act of 2006”, which included an extension of the research credit that previously expired on December 31, 2005. As a result of the extension, we recorded a discrete tax benefit of $0.5 million in the first quarter of fiscal 2007 for research and development credits earned during the last three fiscal quarters of 2006, which reduced the effective tax rate by approximately 9 percentage points. The effective tax rate for the six months ended March 31, 2008 is approximately equal to the U.S. statutory rate of 35%. The effective tax rate for the six months ended March 31, 2007 is lower than the U.S. statutory rate of 35% primarily due to the aforementioned discrete item. We expect our annualized 2008 income tax rate to be approximately 37% — 39%, which includes the impact, for tax purposes, of the non-deductible in-process research and development expenses of approximately $2.1 million related to the acquisition of Sarian.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES (CONTINUED)
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). We further discuss the adoption of FIN 48 in Note 6 to our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At March 31, 2008, we had cash, cash equivalents and marketable securities, including long-term marketable securities of $100.8 million, compared to $87.6 million at September 30, 2007, an increase of $13.2 million which includes 4.2 million Euros ($6.5 million) received from the building sale in Dortmund, Germany. Our working capital (total current assets less total current liabilities) increased $6.9 million to $122.6 million at March 31, 2008 compared to $115.7 million at September 30, 2007.
Consolidated Statement of Cash Flow Highlights (in thousands)

	Six months ended March 31,
	2008	2007	Change
Operating activities	$9,333	$11,269	$(1,936)
Investing activities	(1,631)	(11,758)	10,127
Financing activities	1,961	1,651	310
Effect of exchange rate changes on cash and cash equivalents	(903)	350	(1,253)

Net increase in cash and cash equivalents	$8,760	$1,512	$7,248

Reconciliation of Net Income to Cash Inflows (Outflows) from Operating Activities (in thousands)

	Six months ended March 31,
	2008	2007	Change
Net income	$6,767	$7,399	$(632)
Deferred income taxes	(1,920)	(722)	(1,198)
Depreciation and amortization	4,792	5,130	(338)
Stock-based compensation	1,776	1,504	272
Excess tax benefits from stock-based compensation	(165)	(155)	(10)
(Gain) loss on sale of property, equipment and improvements	(120)	1	(121)
Other reconciling items	152	163	(11)

Net income adjusted for non-cash expenses	11,282	13,320	(2,038)
Changes in working capital	(1,949)	(2,051)	102

Cash flows provided by operating activities	$9,333	$11,269	$(1,936)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Net cash provided by operating activities was $9.3 million and $11.3 million for the six months ended March 31, 2008 and 2007, respectively, resulting in a net decrease of $2.0 million. This net decrease is primarily due to decreases of $0.6 million of net income, $1.2 million for deferred income taxes and $0.3 million for depreciation and amortization, offset by a $0.1 million increase for working capital changes. The $0.1 million increase in net cash from working capital for the comparable six month periods ended March 31, 2008 and 2007 is primarily due to a net increase in accounts payable of $4.0 million compared to the prior comparable period due to timing of material receipts and the related supplier payments, offset by a net increase in accounts receivable balances of $2.9 million as of March 31, 2008 compared to the prior comparable period due to a slowdown in customer payments. Net inventory balances decreased by $1.0 million for the comparable aforementioned periods. Additional tax payments in fiscal 2008 offset partially by an adjustment related to the adoption of FIN 48 in the first quarter of fiscal 2008, reduced cash inflows related to income taxes payable by $1.6 million in addition to other assets, which increased by $0.3 million.
Net cash used in investing activities was $1.6 million and $11.8 million during the six months ended March 31, 2008 and 2007 resulting in a $10.2 million increase in cash flow. The increase in cash flow is due to a $5.0 million increase in sales of marketable securities, net of purchases and $6.5 million proceeds from the sale-leaseback of our building in Dortmund, Germany. This was offset by additional cash usage of $0.4 million related to the deposit for the Dortmund building leaseback, a net reduction of $0.5 million of contingent purchase price payments related to the FS Forth acquisition and additional purchases of $0.4 million of property, equipment, improvements and certain other intangible assets. We anticipate total fiscal 2008 capital expenditures to approximate $4.0 million.
We generated $1.9 million from financing activities during the six months ended March 31, 2008 compared to $1.7 million during the same period a year ago, primarily as a result of proceeds from stock option and employee stock purchase plan transactions in both periods, and the reflection of cash provided by the excess tax benefits related to the exercise of stock options.
Management believes that current financial resources, cash generated from operations and our potential capacity for additional debt and/or equity financing will be sufficient to fund operations for at least the next twelve months. On April 22, 2008, we entered into a short-term loan agreement with Wells Fargo in the amount of $25.0 million to finance the acquisition of Sarian. We intend to repay the loan before the end of the third quarter of fiscal 2008 (see Note 10 to the Condensed Consolidated Financial Statements).
In conjunction with our adoption of FIN 48, we reclassified the portion of our unrecognized tax benefits that we do not expect to pay in cash over the next 12 months from a short-term liability to a long-term liability. All of our liabilities for unrecognized tax benefits are recorded as a long-term liability as we do not expect significant payments to occur over the next 12 months. Further information concerning the adoption of FIN 48 is included in Note 6 to our Condensed Consolidated Financial Statements.
During March 2008, our Dortmund, Germany building was sold for 4.5 million Euros (equivalent to $6.9 million), resulting in a gain on the sale of 1.0 million Euros ($1.6 million). We received 4.2 million Euros ($6.5 million) for the sale of the Dortmund, Germany building in March, 2008. We received the amount withheld by the buyer at the sale date of 0.3 million Euros ($0.4 million) in April, 2008. We also deposited 0.3 million Euros ($0.4 million) into an interest-bearing bank account which will be refunded to us at the end of the lease term. Of the total gain of $1.6 million, $0.1 million was recognized immediately and $1.5 million was deferred and will be recognized over the lease term of five years. The current portion of the deferred gain of $0.3 million is included in other current liabilities and the long-term portion of the deferred gain of $1.2 million is classified as a noncurrent liability on our condensed consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. SFAS 160 will be effective for our fiscal years beginning October 1, 2009. Earlier adoption is prohibited. We do not expect SFAS 160 to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement retained the fundamental requirements in the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defined the acquirer as the entity that obtains control of one or more businesses in the business combination and established the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also makes certain other modifications to the former Statement. SFAS 141(R) is effective for business combinations that are consummated in our fiscal years beginning October 1, 2009. Early adoption is not permitted. SFAS 141(R) is expected to have a material impact on how we will identify, negotiate, and value future acquisitions and how such acquisitions will affect our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is our fiscal years beginning October 1, 2008. We do not expect SFAS 159 to have a material impact on our consolidated financial statements, if we decide to adopt.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends FAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under FASB 141 or FASB 141(R). FSP 157-1 is effective upon the adoption of FAS 157. FSP 157-2 defers the effective date of FAS 157 for our fiscal years and interim periods beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FAS 157 are effective for our fiscal years and interim periods beginning October 1, 2008 for financial assets and financial liabilities. We are currently evaluating the impact of the provisions of FAS 157, FSP 157-1 and FSP 157-2 on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, profitability, financial position, liquidity and capital resources. In addition to the risk factors provided in Part I, Item 1A of our 2007 Annual Report on Form 10-K as filed with the SEC on December 6, 2007, our risk factors now include a risk that if global economic and market conditions, or economic conditions in the U.S. or other key markets deteriorate, we may experience material impacts on our business, operating results, and financial condition.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK (CONTINUED)
Our marketable securities are classified as held-to-maturity and are carried at amortized cost. Marketable securities consist of high-grade commercial paper and corporate bonds. Our credit policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. Our portfolio contains no auction rate securities. We intend to hold all marketable securities currently in our portfolio to maturity and we believe that realization of any unrealized holding losses is not likely at this time and is therefore not recorded.
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
For the six months ended March 31, 2008 and 2007, we had approximately $35.0 million and $29.6 million, respectively, of net sales to foreign customers including export sales, of which $12.4 million and $11.7 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.
The average monthly exchange rate for the Euro to the U.S. Dollar increased approximately 13.3% from 1.3000 to 1.4723 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased approximately 8.6% from 0.0084 to 0.0092 for the first six months of fiscal year 2008 as compared to the same period one year ago. A 10% change from the first six months of fiscal 2008 average exchange rate for the Euro and Yen to the U.S. Dollar would have resulted in a 1.3% increase or decrease in net sales and a 1.1% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we need to consider in response to changes in the exchange rate.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES (CONTINUED)
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing an upgrade to our systems for financial reporting and operations. We do not currently believe that these implementations will adversely affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the risk factors provided in Part I, Item 1A of our 2007 Annual Report on Form 10-K as filed with the SEC on December 6, 2007, our risk factors now include a risk that if global economic and market conditions, or economic conditions in the U.S. or other key markets deteriorate, we may experience material impacts on our business, operating results, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on January 24, 2008. Of the 25,652,529 shares of Digi common stock entitled to vote at the meeting, 22,805,373 shares were present at the meeting in person or by proxy. The stockholders voted on the following:
a)	The following individuals designated by our Board of Directors as nominees for director were elected for a three-year term, with voting as follows:

Nominee	Total Votes For	Withhold Authority

Joseph T. Dunsmore	22,273,572	531,801
Bradley J. Williams	22,539,052	266,321
b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2008. The proposal passed on a vote of 22,561,718 in favor, 227,058 against, 16,597 abstentions and no broker non-votes.
ITEM 5. OTHER INFORMATION
None

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
2(a)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)

3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company (2)

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (3)

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent (4)

4(c)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (5)

4(d)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (6)

10(a)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended March 31, 2007 (File no. 0-17972)

(3)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A dated June 24, 1998 (File No. 0-17972)

(4)	Incorporated by reference to Exhibit 1 to Amendment 1 to the Company’s Registration Statement on Form 8-A dated February 5, 1999 (File No. 0-17972)

(5)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(6)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: May 8, 2008	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

2(a)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Filed Electronically

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4(a)	Form of Rights Agreement, dated as of June 10, 1998 between Digi International Inc. and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference

4(b)	Amendment dated January 26, 1999, to Share Rights Agreement, dated June 10, 1998 between Digi International Inc. and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association), as Rights Agent	Incorporated by Reference

4(c)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4(d)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10(a)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically