Form 10-Q
period 2008-06-30
DIGI INTERNATIONAL INC
filed 2008-08-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 31, 2008, there were 25,642,711 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per common share data)

Net sales	$46,995	$43,527	$134,639	$128,193
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,200	19,392	59,729	57,257
Amortization of purchased and core technology	938	1,132	2,981	3,409

Gross profit	24,857	23,003	71,929	67,527

Operating expenses:
Sales and marketing	9,493	8,517	27,213	25,102
Research and development	6,995	6,039	20,113	18,079
General and administrative	3,484	3,349	11,466	10,229
Acquired in-process research & development	1,900	—	1,900	—

Total operating expenses	21,872	17,905	60,692	53,410

Operating income	2,985	5,098	11,237	14,117

Interest income, net
Interest income	776	872	2,850	2,444
Interest expense	(64)	(17)	(90)	(59)

Total interest income, net	712	855	2,760	2,385

Income before income taxes	3,697	5,953	13,997	16,502
Income tax provision	1,712	(845)	5,245	2,305

Net income	$1,985	$6,798	$8,752	$14,197

Net income per common share:
Basic	$0.08	$0.27	$0.34	$0.56

Diluted	$0.08	$0.26	$0.33	$0.55

Weighted average common shares, basic	25,742	25,294	25,683	25,186

Weighted average common shares, diluted	26,079	26,152	26,353	26,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2008	2007
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,751	$18,375
Marketable securities	52,877	67,111
Accounts receivable, net	26,032	21,022
Inventories	28,529	26,130
Other	4,885	4,961

Total current assets	129,074	137,599

Marketable securities, long-term	7,921	2,081
Property, equipment and improvements, net	15,382	19,987
Identifiable intangible assets, net	32,951	24,214
Goodwill	82,831	66,817
Other	1,456	1,128

Total assets	$269,615	$251,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$278	$379
Accounts payable	10,667	6,554
Income taxes payable	1,183	3,156
Accrued expenses:
Compensation	5,015	7,080
Other	3,982	4,727

Total current liabilities	21,125	21,896

Capital lease obligations, net of current portion	135	358
Income taxes payable — long-term	3,983	—
Deferred gain on building sale — leaseback	1,120	—
Net deferred tax liabilities	7,596	6,667

Total liabilities	33,959	28,921

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,332,658 and 28,153,763 shares issued	283	281
Additional paid-in capital	176,687	172,156
Retained earnings	75,026	66,782
Accumulated other comprehensive income	1,492	2,121
Treasury stock, at cost, 2,521,147 and 2,606,419 shares	(17,832)	(18,435)

Total stockholders’ equity	235,656	222,905

Total liabilities and stockholders’ equity	$269,615	$251,826

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2008	2007
	(in thousands)
Operating activities:
Net income	$8,752	$14,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,894	1,878
Amortization of identifiable intangible assets and other assets	5,033	5,769
Gain on sale of property, equipment and improvements	(94)	—
Excess tax benefits from stock-based compensation	(177)	(315)
Stock-based compensation	2,702	2,258
Deferred income tax benefit	(2,696)	(1,612)
Acquired in-process research and development	1,900	—
Other	222	18
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	(2,903)	(1,109)
Inventories	(924)	(3,543)
Other assets	253	709
Accounts payable and accrued expenses	(156)	(903)
Income taxes payable	1,221	1,328

Net cash provided by operating activities	15,027	18,675

Investing activities:
Purchase of held-to-maturity marketable securities	(57,273)	(56,593)
Proceeds from maturities of held-to-maturity marketable securities	65,667	55,902
Acquisition of Sarian, Inc., net of cash acquired	(27,811)	—
Contingent purchase price payments related to prior business acquisitions	(1,315)	(781)
Increase in non-current restricted cash	(392)	—
Proceeds from sale-leaseback and sale of other property, equipment, improvements	6,915	17
Purchase of property, equipment, improvements and certain other intangible assets	(2,567)	(2,329)

Net cash used in investing activities	(16,776)	(3,784)

Financing activities:
Payments on capital lease obligations	(293)	(287)
Borrowing on note payable	25,000	—
Payment on note payable	(25,000)	—
Excess tax benefits from stock-based compensation	177	315
Proceeds from stock option plan transactions	1,679	2,433
Proceeds from employee stock purchase plan transactions	802	954

Net cash provided by financing activities	2,365	3,415

Effect of exchange rate changes on cash and cash equivalents	(2,240)	88

Net (decrease) increase in cash and cash equivalents	(1,624)	18,394
Cash and cash equivalents, beginning of period	18,375	15,674

Cash and cash equivalents, end of period	$16,751	$34,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in our 2007 Annual Report on Form 10-K as filed with the SEC.
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
Recently Issued Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share.” This statement is effective for financial statements issued for fiscal years and interim periods within those years beginning after December 15, 2008 and will be applied retrospectively. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our consolidated financial statements.
In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSF SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142). FSF SFAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flow used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other accounting principles generally accepted in the United States. This statement is effective for financial statements issued for fiscal years and interim periods within those years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact of FSP SFAS 142-3 on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). FSP 157-1 is effective upon the adoption of FAS 157. FSP 157-2 defers the effective date of FAS 157 for our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FAS 157 are effective for our fiscal years beginning October 1, 2008 for financial assets and financial liabilities. We are currently evaluating the impact of the provisions of FAS 157, FSP 157-1 and FSP 157-2 on our consolidated financial statements.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007

Numerator:
Net income	$1,985	$6,798	$8,752	$14,197

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,742	25,294	25,683	25,186

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	337	858	670	846

Denominator for diluted net income per common share — adjusted weighted average shares	26,079	26,152	26,353	26,032

Net income per common share, basic	$0.08	$0.27	$0.34	$0.56

Net income per common share, diluted	$0.08	$0.26	$0.33	$0.55

Potentially dilutive shares related to stock options to purchase 3,751,317 and 2,019,831 common shares for the three and nine month periods ended June 30, 2008, respectively, and potentially dilutive shares related to stock options to purchase 595,784 and 1,100,901 common shares for the three and nine month periods ended June 30, 2007, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.	COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and foreign currency translation adjustments. Foreign currency translation adjustments are charged or credited to accumulated other comprehensive income within stockholders’ equity. Comprehensive income was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net income	$1,985	$6,798	$8,752	$14,197
Foreign currency translation gain (loss)	(1,342)	(154)	(629)	486

Comprehensive income	$643	$6,644	$8,123	$14,683

4.	ACQUISITIONS
Sarian Systems, Ltd.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”), which is now a wholly owned subsidiary of Digi International Ltd. Prior to the acquisition, Sarian was a privately held corporation. Sarian is located in the United Kingdom and is a leader in the European wireless router market. The total purchase price of $30.9 million, including $3.1 million of cash acquired and $0.4 million of direct acquisition costs, was for all of the outstanding ordinary shares of Sarian.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in non-deductible goodwill of $15.4 million and a charge of $1.9 million for acquired in-process research and development. We believe that the acquisition resulted in the recognition of goodwill primarily because Sarian’s wireless IP Routing capability is highly complementary to our market approach and significantly expands our wireless offering.
Sarian’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheet as of June 30, 2008 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the completion of detailed analyses and outside appraisals of the fair values of the assets acquired. Once these analyses and appraisals have been completed, the allocation of the purchase price will be finalized. The table below sets forth the preliminary purchase price allocation (in thousands):

Cash, including direct acquisition costs	$30,920

Fair value of net tangible assets acquired, including cash of $3.1 million	$4,055
Identifiable intangible assets:
Existing purchased and core technology	7,800
Existing customer relationships	4,800
Trade names	340
Non-compete agreements	300
In-process research and development	1,900
Goodwill	15,432
Deferred tax liabilities related to identifiable intangibles	(3,707)

$30,920

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	ACQUISITIONS (CONTINUED)
The weighted average useful life for the total of all the identifiable intangibles listed above is 7.1 years. The weighted average useful life for each intangible asset class is as follows: purchased and core technology is 4.7 years, customer relationships is 11.0 years, trade names is 8.5 years and non-compete agreements is 3.0 years.
Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets, other than customer relationships, are amortized using the straight-line method which reflects the pattern at which the asset is consumed. Customer relationships are amortized based upon an accelerated method following estimated cash flows generated from the intangible asset, whereby more of the amortization is taken in the early years rather than later years. We do not expect the above intangible assets to have any significant residual value once they become fully amortized.
At the time of acquisition, Sarian had development projects in process associated with the IPV6, Gate Array and VPN technologies. We estimated that $1.9 million of the purchase price represented the fair value of acquired in-process research and development related to the products listed below (in thousands):

IPV6	$1,300
Gate Array	400
VPN technologies	200

Total in-process research and development	$1,900

These products were under development, had a measurable percentage completed and a documented expected life, had not yet reached technological feasibility, and had no alternative future uses. This amount was expensed as a non-tax-deductible charge upon consummation of the acquisition.
We utilized the excess earnings method, a variation of the income approach, to determine the estimated fair value of the acquired in-process research and development. The estimated values are based upon the future cash flows to be generated by these in-process research and development projects over the projected period. These estimates were based on the following assumptions:
•	The estimated revenues were based upon our estimate of revenue growth for each of the products over the next ten fiscal years, using the assumption that all revenue recorded after the ten year period will be generated from future technologies.
•	The estimated operating expenses were based on consideration of historical selling, general and administrative expenses as a percentage of sales and Sarian’s projected operating expenses.
•	Maintenance research and development, defined as the research and development necessary to sustain the existing technology and its revenue stream, was also included as an operating expense. The estimated remaining cost to complete each in-process research and development technology was also included in operating expenses.

When applying the excess earnings method, the cash flows expected to be generated by an asset are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return, known as the weighted average cost of capital (“WACC”), is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The discount rate used in the excess earnings method was 35%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. We used a 35% rate of return for the in-process research and development projects.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	ACQUISITIONS (CONTINUED)
We anticipate that all the projects will be completed by the end of calendar year 2008 and are expected to start generating revenues beginning in calendar year 2009. The estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Sarian had occurred as of the beginning of fiscal 2007. Pro forma adjustments include amortization of identifiable intangible assets associated with the Sarian acquisition. The table below shows the pro forma amounts for net sales, net income and net income per share (in thousands, except per common share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Net sales	$47,787	$46,784	$142,317	$135,923
Net income	$1,389	$6,531	$7,938	$13,061
Net income per common share, basic	$0.05	$0.26	$0.31	$0.52
Net income per common share, diluted	$0.05	$0.25	$0.30	$0.50
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisition occurred as of the beginning of fiscal 2007, nor are they necessarily indicative of the results that will be obtained in the future.
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
5.	SELECTED BALANCE SHEET DATA (in thousands)

	June 30, 2008	September 30, 2007

Accounts receivable, net:
Accounts receivable	$26,612	$21,501
Less allowance for doubtful accounts	580	479

	$26,032	$21,022

Inventories:
Raw materials	$22,446	$20,097
Work in process	1,748	816
Finished goods	4,335	5,217

	$28,529	$26,130

Other accrued expenses:
Product warranty accrual	$1,124	$1,155
Accrued professional fees	626	522
Other accrued expenses	2,232	2,100
Contingent purchase price accrual — FS Forth	—	950

	$3,982	$4,727

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.    GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	June 30, 2008			September 30, 2007
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$46,634	$(29,759)	$16,875	$38,702	$(26,689)	$12,013
License agreements	2,440	(2,440)	—	2,440	(2,290)	150
Patents and trademarks	8,633	(4,447)	4,186	7,925	(3,818)	4,107
Customer maintenance contracts	700	(446)	254	700	(394)	306
Customer relationships	16,602	(5,251)	11,351	11,613	(3,975)	7,638
Non-compete agreements	302	(17)	285	—	—	—

Total	$75,311	$(42,360)	$32,951	$61,380	$(37,166)	$24,214

Amortization expense was $1.5 million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively, and $5.0 million and $5.7 million for the nine months ended June 30, 2008 and 2007, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2008 and the five succeeding fiscal years is as follows (in thousands):

2008 (three months)	$1,555
2009	6,045
2010	5,480
2011	4,877
2012	4,255
2013	3,508
The changes in the carrying amount of goodwill were as follows (in thousands):

Beginning balance, October 1, 2007	$66,817
Acquisition of Sarian	15,432
Foreign currency translation adjustment	582

Ending balance, June 30, 2008	$82,831

7.	INCOME TAXES
Income taxes have been provided for at an effective rate of 46.3% and 37.5% for the three and nine month periods ended June 30, 2008, respectively, compared to an effective rate of (14.2%) and 14.0% for the three and nine month periods ended June 30, 2007, respectively.
Income tax expense for the third quarter of fiscal 2008 includes a net discrete tax benefit of $0.2 million resulting from a reversal of previously established tax reserves associated with the closing of a tax year. In the third quarter of fiscal 2007, we recorded discrete tax benefits of $2.9 million, of which $2.3 million resulted from the reversal of previously established income tax reserves that were no longer required as a result of the closing of a domestic tax return. In addition, we completed a foreign tax audit in the third quarter of 2007 and reversed $0.6 million in income tax reserves that had been previously established and were no longer required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	INCOME TAXES (CONTINUED)
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
The $1.9 million charge that was recorded in the third quarter of fiscal 2008 for in-process research and development was non-deductible. This non-deductible charge, along with the above discrete tax events, affected our effective tax rates as shown in the table below:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Effective tax rate before impact of discrete tax events & non-deductible in-process research and development	37.3%	35.0%	35.1%	36.1%
Impact of non-deductible in-process research and development charge	14.4%	0.0%	3.8%	0.0%
Impact of discrete tax events	-5.4%	-49.2%	-1.4%	-22.1%

Effective tax rate	46.3%	-14.2%	37.5%	14.0%

The effective tax rate before the impact of discrete tax events and non-deductible in-process research and development charge for the nine months ended June 30, 2008 and 2007 was approximately equal to the U.S. statutory rate of 35%.
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of our adoption of FIN 48, we recognized an increase in our existing liabilities for unrecognized tax benefits of $1.1 million and additional deferred tax assets of $0.6 million, with an offsetting cumulative effect adjustment resulting in a decrease to the opening balance of retained earnings of $0.5 million. At the adoption date, we had $3.5 million of gross unrecognized tax benefits and accrued interest and penalties of $0.5 million. If all of our unrecognized tax benefits were recognized, approximately $3.5 million would impact our effective tax rate. In conjunction with our adoption of FIN 48, we reclassified $4.0 million of unrecognized tax benefits as a long-term liability as we do not expect significant payments to occur over the next 12 months. We have elected to recognize interest and penalties related to income tax matters in income tax expense.
During the three months ended June 30, 2008, we reduced our unrecognized tax benefits for a $0.2 million discrete item mentioned above, offset by an increase in the unrecognized tax benefit for interest accrued on prior periods benefits of $0.2 million.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	FINANCIAL GUARANTEES
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

	Three months ended June 30,
	Balance at	Warranties	Settlements	Balance at
	April 1	issued	made	June 30
2008	$1,133	$218	$(227)	$1,124
2007	$1,006	$176	$(223)	$959

	Nine months ended June 30,
	Balance at	Warranties	Settlements	Balance at
	October 1	issued (1)	made	June 30
2008	$1,155	$576	$(607)	$1,124
2007	$1,104	$485	$(630)	$959

(1)	Warranties issued include a decrease in estimate adjustment of $132,000 in the first quarter of fiscal 2007.
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
9.	CONTINGENCIES
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.	CONTINGENCIES (CONTINUED)
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
On December 5, 2006, the U.S. Court of Appeals for the Second Circuit issued a decision in In re Initial Public Offering Securities Litigation that six purported class action lawsuits containing allegations substantially similar to those asserted against us could not be certified as class actions due, in part, to the Court of Appeals’ determination that individual issues of reliance and knowledge would predominate over issues common to the proposed classes. On January 8, 2007, the plaintiffs filed a petition seeking rehearing en banc of this ruling. On April 6, 2007 the Court of Appeals denied the plaintiffs’ petition for rehearing of the Court’s December 5, 2006 ruling. The Court of Appeals, however, noted that the plaintiffs remained free to ask the District Court to certify classes different from the ones originally proposed which might meet the standards for class certification that the Court of Appeals articulated in its December 5, 2006 decision. The plaintiffs have since moved for certification of different classes in the District Court, and that motion remains pending.
In light of the Court of Appeals’ December 5, 2006 decision regarding certification of the plaintiffs’ claims, the District Court entered an order on June 25, 2007 terminating the proposed settlement between the plaintiffs and the issuers, including NetSilicon. Because any possible future settlement with the plaintiffs, if a settlement were ever to be negotiated and ultimately agreed to, would involve the certification of a class action for settlement purposes, the impact of the Court of Appeals’ rulings on the possible future settlement of the claims against NetSilicon is uncertain.
On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The motions to certify classes in the six focus cases remain pending.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.	CONTINGENCIES (CONTINUED)
We intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of June 30, 2008, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
10.	SALE AND LEASEBACK OF BUILDING
On February 18, 2008, we entered into a contract for the sale of our building in Dortmund, Germany, and subsequent partial leaseback for a five year term (the “Agreement”). Upon the closing of the transaction in March 2008, we initiated the leaseback of approximately 40% of the property for a period of five years, with a renewal option for an additional five years.
The building was sold for 4.5 million Euros (equivalent to $6.9 million), resulting in a gain on the sale of 1.0 million Euros ($1.6 million). As a result of the leaseback, $1.5 million of the gain on the sale was deferred and is being recognized ratably over the lease term as an offset to rent expense. The remaining $0.1 million was recognized in the second quarter of fiscal 2008 as a component of general and administrative expense. Of the total sale price, 4.2 million Euros ($6.5 million) was received during March 2008 and the remaining 0.3 million Euros ($0.4 million) was received in April 2008. We were required, as part of the Agreement, to deposit 0.3 million Euros ($0.4 million) into an interest-bearing bank account, which will be refunded to us at the end of the lease term. This deposit was made during March 2008 and is included in other noncurrent assets as restricted cash on our consolidated balance sheet as of June 30, 2008.
11.	SHORT-TERM LOAN
On April 22, 2008, we entered into a short-term loan agreement with Wells Fargo Bank, N.A. in the amount of $25.0 million. This short-term loan was used to finance the Sarian acquisition (see Note 4). Interest was based on a one-month fixed LIBOR rate at the first day of the loan plus 0.30% until May 23, 2008, at which time the rate was changed to a daily LIBOR rate plus 0.30% and ranged between 2.41% and 3.20% from the date of the loan through May 29, 2008. Per the terms of the agreement, payment of the outstanding balance was due November 30, 2008; however, we had the option to prepay without penalty. In May 2008, we repaid the entire $25.0 million utilizing the proceeds from the sales of our marketable securities upon maturity.
12.	SUBSEQUENT EVENTS
On July 23, 2008, we acquired Spectrum Design Solutions, Inc. (“Spectrum”) as a wholly owned subsidiary of Digi International Inc. Prior to the acquisition, Spectrum was a privately held Minneapolis-based corporation and a leading wireless design services organization. The acquisition was a cash merger for approximately $10.0 million of which $4.0 million was paid on the acquisition date, $3.0 million will be paid in January 2010, and the remaining $3.0 million will be paid in July 2011.
As part of the previously announced stock repurchase program authorized by our Board of Directors, we announced, on July 23, 2008, the authorization of an additional 500,000 shares of common stock for repurchase. The total number of shares authorized for repurchase is now 1,500,000 shares.

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
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2007. An update to our critical accounting policy related to goodwill is included below.
We performed our annual goodwill impairment assessment in the third quarter of fiscal 2008. Based on our analysis, we conclude that the fair value of our reporting unit exceeds the carrying amount and therefore goodwill is not considered impaired. When the assessment was performed, our market capitalization, which is an indicator of fair value, was below the carrying value of our reporting unit due to significant declines in our stock price during the year. However, an estimated control premium was also used in our determination of fair value. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. Therefore, the fair value of our reporting unit was measured using our market capitalization as of June 30, 2008, plus a control premium. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years. The control premium used in our determination of fair value is subject to management judgment, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations.

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
We help customers connect, monitor, and control local or remote electronic devices over a network or via the Internet. We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Our Drop-In Networking solutions initiative, which is based on our wireless solutions, provides end-to-end wireless connectivity to electronic devices in locations where wires do not work or cannot be used. This initiative provides opportunities for connecting devices and machines. Incorporating products from both our embedded and non-embedded categories, including modules, wireless communications adapters, cellular routers, gateways, sensors, and network management software, as well as other design services, Drop-in Networking holds the potential to economically extend network connectivity to millions of new devices.
We anticipate that growth in the future will result from both products and services that are developed internally as well as from products and services that are acquired.
• Net sales of $47.0 million for the three months ended June 30, 2008 represented an increase of $3.5 million, or 8.0%, compared to net sales of $43.5 million for the three months ended June 30, 2007. Sarian Systems, Ltd. (“Sarian”), which was acquired on April 28, 2008, provided $2.4 million of revenue from Sarian-branded products for the three months ended June 30, 2008. Revenue in North America was $26.1 million in the third fiscal quarter of 2008 compared to $27.9 million in the same period a year ago, a decrease of $1.8 million, or 6.6%, primarily due to the slowing of the U.S. economy and a decrease in revenue from certain key customers. International revenue was $20.9 million in the third fiscal quarter of 2008 compared to $15.6 million in the third fiscal quarter of 2007, an increase of $5.3 million, or 34.1%, of which $2.4 million was from revenue from Sarian-branded products.
• Gross profit margin increased to 52.9% for the three months ended June 30, 2008 as compared to 52.8% for the three months ended June 30, 2007. Gross profit margin increased to 53.4% for the nine months ended June 30, 2008 as compared to 52.7% for the nine months ended June 30, 2007. The increase in gross profit margin for both the three and nine months ended June 30, 2008 was primarily due to reduced amortization of purchased and core technology due to certain technologies becoming fully amortized and favorable product mix changes within both the embedded and non-embedded product groups, offset by a decrease due to Sarian-branded products which provide lower gross profit margins than our other product lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
• Total operating expenses for the three months ended June 30, 2008 were $21.9 million, or 46.5% of net sales, compared to $17.9 million, or 41.1% of net sales, for the three months ended June 31, 2007, an increase of $4.0 million. Total operating expenses for the nine months ended June 30, 2008 were $60.7 million, or 45.1% of net sales, compared to $53.4 million, or 41.7% of net sales, for the nine months ended June 30, 2007, an increase of $7.3 million. Operating expenses increased by 22.2% and 13.6% for the three months and nine months ended June 30, 2008, respectively, compared to the same periods in 2007 due mostly to a charge of $2.1 million for in-process research and development and other acquisition-related expenses, as well as incremental ongoing operating expenses for Sarian from the date of acquisition of $0.6 million both of which were incurred during the three month period ended June 30, 2008. In addition, operating expenses increased as a result of our Drop-In Networking initiative.
• Net income decreased $4.8 million to $2.0 million, or $0.08 per diluted share, for the three months ended June 30, 2008, compared to $6.8 million, or $0.26 per diluted share, for the three months ended June 30, 2007. Net income decreased $5.4 million to $8.8 million, or $0.33 per diluted share, for the nine months ended June 30, 2008, compared to $14.2 million, or $0.55 per diluted share, for the nine months ended June 30, 2007.
• Our net working capital position (total current assets less total current liabilities) decreased $7.8 million to $107.9 million during the nine months ended June 30, 2008 and our current ratio was 6.1 to 1 as of that date. Cash and cash equivalents and short-term marketable securities decreased $15.9 million to $69.6 million during the nine month period which includes payments of $27.8 million, net of cash acquired of $3.1 million, for the acquisition of Sarian, offset by 4.5 million Euros ($6.9 million) received from the building sale in Dortmund, Germany. At June 30, 2008, we had no debt other than capital lease obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
	2008		2007		(decrease)	2008		2007		(decrease)
Net sales	$46,995	100.0%	$43,527	100.0%	8.0%	$134,639	100.0%	$128,193	100.0%	5.0%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,200	45.1	19,392	44.6	9.3	59,729	44.4	57,257	44.7	4.3
Amortization of purchased and core technology	938	2.0	1,132	2.6	(17.1)	2,981	2.2	3,409	2.6	(12.6)

Gross profit	24,857	52.9	23,003	52.8	8.1	71,929	53.4	67,527	52.7	6.5
Operating expenses:
Sales and marketing	9,493	20.2	8,517	19.6	11.5	27,213	20.2	25,102	19.6	8.4
Research and development	6,995	14.9	6,039	13.8	15.8	20,113	15.0	18,079	14.1	11.3
General and administrative	3,484	7.4	3,349	7.7	4.0	11,466	8.5	10,229	8.0	12.1
Acquired in-process research and development	1,900	4.0	—	0.0	N/A	1,900	1.4	—	0.0	N/A

Total operating expenses	21,872	46.5	17,905	41.1	22.2	60,692	45.1	53,410	41.7	13.6

Operating income	2,985	6.4	5,098	11.7	(41.4)	11,237	8.3	14,117	11.0	(20.4)
Interest income and other, net	712	1.5	855	2.0	(16.7)	2,760	2.1	2,385	1.9	15.7

Income before income taxes	3,697	7.9	5,953	13.7	(37.9)	13,997	10.4	16,502	12.9	(15.2)
Income tax provision (benefit)	1,712	3.6	(845)	(1.9)	(302.6)	5,245	3.9	2,305	1.8	127.5

Net income	$1,985	4.2%	$6,798	15.6%	(70.8)%	$8,752	6.5%	$14,197	11.1%	(38.4)%

NET SALES
The following summarizes our net sales for the periods indicated:

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
($ in thousands)	2008		2007		(decrease)	2008		2007		(decrease)
Non-embedded	$26,325	56.0%	$24,750	56.9%	6.4%	$71,540	53.1%	$74,361	58.0%	(3.8)%
Embedded	20,670	44.0	18,777	43.1	10.1	63,099	46.9	53,832	42.0	17.2

Total net sales	$46,995	100.0%	$43,527	100.0%	8.0%	$134,639	100.0%	$128,193	100.0%	5.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Revenue from non-embedded products includes all Sarian-branded revenue of $2.4 million for the three months ended June 30, 2008 from the date of acquisition. Net sales of non-embedded products for the three months ended June 30, 2008 as compared to the same period in the prior year resulted in an increase of 6.4%, primarily from Sarian products, offset by decreases of net sales of serial cards, serial server, and USB products. The decrease in net sales in the non-embedded products for the nine months ended June 30, 2008 as compared to the same periods in the prior year resulted primarily from decreased net sales of serial cards, serial server, USB and cellular products. The decreases are primarily a result of the slowing of the U.S. economy. The decline in net sales of non-embedded products was a result of declines in the North American region and was partially offset by increases in international net sales.
Net sales of most of the embedded products increased in the three and nine months ended June 30, 2008 compared to the comparable prior periods. Most of the increase in our embedded net sales took place in Europe, Middle East and Africa (“EMEA”) and Asia Pacific. While embedded net sales increased slightly in the North American region, we believe the slowing of the U.S. economy, particularly in the second and third quarters of fiscal 2008, negatively impacted the growth.
The following summarizes our net sales by geographic region:

	Three months ended June 30,		$ increase	% increase	Nine months ended June 30,		$ increase	% increase
($ in thousands)	2008	2007	(decrease)	(decrease)	2008	2007	(decrease)	(decrease)
North America	$26,131	$27,968	$(1,837)	(6.6)%	$78,214	$83,541	$(5,327)	(6.4)%
EMEA	14,503	10,657	3,846	36.1	38,432	30,555	7,877	25.8
Asia Pacific	5,075	3,817	1,258	33.0	14,225	11,031	3,194	29.0
Latin America	1,286	1,085	201	18.5	3,768	3,066	702	22.9

Total net sales	$46,995	$43,527	$3,468	8.0%	$134,639	$128,193	$6,446	5.0%

Fluctuation in foreign currency rates, primarily the Euro, for the three and nine month periods ended June 30, 2008 compared to the same periods in the prior year had a favorable impact on net sales of $0.8 million and $2.2 million, respectively.
GROSS PROFIT
Gross profit for the three and nine months ended June 30, 2008 was $24.9 million, or 52.9%, and $71.9 million, or 53.4%, respectively, compared to $23.0 million, or 52.8%, and $67.5 million, or 52.7%, for the three and nine months ended June 30, 2007, respectively. Gross profit margin increased by 0.1% and 0.7% for the three and nine months ended June 30, 2008 as compared to the same periods in the prior year. The increase in gross profit margin for both the three and nine months ended June 30, 2008 was primarily due to reduced amortization of purchased and core technology due to certain technologies becoming fully amortized and favorable product mix changes within both the embedded and non-embedded product groups, offset by a decrease due to Sarian-branded products which provide lower gross profit margins than our other product lines.
We anticipate that our gross profit margins for the remainder of the fiscal year will be in a range of 52 to 54 percent which includes estimated amortization of purchased and core technology of approximately two percentage points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES

	Three months ended June 30,				$ increase	Nine months ended June 30,				$ increase
($ in thousands)	2008		2007		(decrease)	2008		2007		(decrease)
Operating expenses:
Sales and marketing	$9,493	20.2%	$8,517	19.6%	$976	$27,213	20.2%	$25,102	19.6%	$2,111
Research and development	6,995	14.9	6,039	13.8	956	20,113	15.0	18,079	14.1	2,034
General and administrative	3,484	7.4	3,349	7.7	135	11,466	8.5	10,229	8.0	1,237
Acquired in-process research and development	1,900	4.0	—	0.0	1,900	1,900	1.4	—	0.0	1,900

Total operating expenses	$21,872	46.5%	$17,905	41.1%	$3,967	$60,692	45.1%	$53,410	41.7%	$7,282

The net increase of $1.0 million in sales and marketing expenses for the three months ended June 30, 2008, as compared to June 30, 2007, was primarily due to $0.4 million of incremental ongoing expenses of Sarian, an increase of $0.3 million for compensation-related expenses and $0.2 million for additional ad placement costs and commissions. For the nine months ended June 30, 2008 compared to June 30, 2007, the net increase in expenses was $2.1 million due primarily to $0.4 million of incremental ongoing expenses of Sarian, an increase of $1.0 million of compensation-related expenses due to increased headcount primarily related to the Drop-In Networking initiative and $0.4 million of additional ad placement and marketing literature expenses.
The net increase of $1.0 million in research and development expenses for the three months ended June 30, 2008 compared to June 30, 2007 was due primarily to $0.4 million of various development projects, a net increase of $0.2 million for compensation-related expenses and $0.3 million of outside service expense primarily for certification of wireless products including Sarian products. Research and development expenses for the nine months ended June 30, 2008 increased $2.0 million compared to the same period a year ago due primarily to an increase of $1.0 million in compensation-related expenses primarily for the Drop-In Networking initiative, $0.5 million in outside service expense primarily for certification of wireless products including Sarian products and $0.2 million for various development projects.
The net increase in general and administrative expenses of $0.1 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily due to $0.3 million of incremental ongoing expenses of Sarian, offset by a $0.3 million reduction in amortization expenses as certain intangible assets became fully amortized. For the nine months ended June 30, 2008 compared to June 30, 2007, the net increase in general and administrative expenses of $1.2 million was due primarily to $0.3 million of incremental ongoing expenses of Sarian, an increase in compensation-related expenses of $0.7 million and increased professional fees and outside services of $0.5 million, offset by a reduction in amortization expense of $0.3 million and $0.1 million recognized gain on the sale of the Dortmund Building (see Note 10 to the Consolidated Financial Statements).
Fluctuation in foreign currency rates, primarily the Euro, for the three and nine month periods ended June 30, 2008 compared to the same periods in the prior year had an unfavorable impact on operating expenses of $0.6 million and $1.3 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INTEREST INCOME AND OTHER, NET
Interest income and other, net was $0.7 million and $2.8 million for the three and nine months ended June 30, 2008 compared to $0.9 million and $2.4 million for the three and nine months ended June 30, 2007, respectively. We realized interest income on marketable securities and cash and cash equivalents of $0.8 million and $2.9 million for the three and nine month periods ended June 30, 2008 and $0.9 million and $2.4 million for the three and nine month periods ended June 30, 2007, respectively, due to an increase in the average invested balance. We earned an average interest rate of 4.2% and 4.6% for the three and nine months ended June 30, 2008, respectively, compared to 5.1% for both the three and nine months ended June 30, 2007. The average invested balance for the three and nine months ended June 30, 2008 was $72.6 million and $80.6 million, respectively, and for the three and nine months ended June 30, 2007 was $70.4 million and $62.6 million, respectively.
INCOME TAXES
Income taxes have been provided for at an effective rate of 46.3% and 37.5% for the three and nine month periods ended June 30, 2008, respectively, compared to an effective rate of (14.2%) and 14.0% for the three and nine month periods ended June 30, 2007, respectively.
Income tax expense for the third quarter of fiscal 2008 includes a net discrete tax benefit of $0.2 million resulting from a reversal of previously established tax reserves associated with the closing of a tax year. In the third quarter of fiscal 2007, we recorded discrete tax benefits of $2.9 million, of which $2.3 million resulted from the reversal of previously established income tax reserves that were no longer required as a result of the closing of a domestic tax return. In addition, we completed a foreign tax audit in the third quarter of 2007 and reversed $0.6 million in income tax reserves that had been previously established and were no longer required.
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
The $1.9 million charge that was recorded in the third quarter of fiscal 2008 for in-process research and development was non-deductible. This non-deductible charge, along with the above discrete tax events, affected our effective tax rates as shown in the table below:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Effective tax rate before impact of discrete tax events & non-deductible in-process research and development	37.3%	35.0%	35.1%	36.1%
Impact of non-deductible in-process research and development charge	14.4%	0.0%	3.8%	0.0%
Impact of discrete tax events	-5.4%	-49.2%	-1.4%	-22.1%

Effective tax rate	46.3%	-14.2%	37.5%	14.0%

The effective tax rate before the impact of discrete tax events and non-deductible in-process research and development charge for the nine months ended June 30, 2008 and 2007 was approximately equal to the U.S. statutory rate of 35%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES (CONTINUED)
We expect our annualized 2008 income tax rate to be approximately 37% — 39%, which includes the impact, for tax purposes, of the non-deductible in-process research and development expenses of approximately $1.9 million related to the acquisition of Sarian.
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). We further discuss the adoption of FIN 48 in Note 7 to our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At June 30, 2008, we had cash, cash equivalents and short-term marketable securities of $69.6 million, compared to $85.5 million at September 30, 2007, a decrease of $15.9 million. Our working capital (total current assets less total current liabilities) decreased $7.8 million to $107.9 million at June 30, 2008 compared to $115.7 million at September 30, 2007.
Consolidated Statement of Cash Flow Highlights (in thousands)

	Nine months ended June 30,
	2008	2007	Change
Operating activities	$15,027	$18,675	$(3,648)
Investing activities	(16,776)	(3,784)	(12,992)
Financing activities	2,365	3,415	(1,050)
Effect of exchange rate changes on cash and cash equivalents	(2,240)	88	(2,328)

Net (decrease) increase in cash and cash equivalents	$(1,624)	$18,394	$(20,018)

Reconciliation of Net Income to Cash Inflows (Outflows) from Operating Activities (in thousands)

	Nine months ended June 30,
	2008	2007	Change
Net income	$8,752	$14,197	$(5,445)
Deferred income taxes	(2,696)	(1,612)	(1,084)
Depreciation and amortization	6,927	7,647	(720)
Stock-based compensation	2,702	2,258	444
Excess tax benefits from stock-based compensation	(177)	(315)	138
Gain on sale of property, equipment and improvements	(94)	—	(94)
Acquired in-process research and development	1,900	—	1,900
Other reconciling items	222	18	204

Net income adjusted for non-cash expenses	17,536	22,193	(4,657)
Changes in working capital, excluding impact of acquisition	(2,509)	(3,518)	1,009

Cash flows provided by operating activities	$15,027	$18,675	$(3,648)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Net cash provided by operating activities was $15.0 million and $18.7 million for the nine months ended June 30, 2008 and 2007, respectively, resulting in a net cash decrease of $3.7 million. This net decrease is primarily due to a decrease of $5.4 million of net income, offset by net increases in non-cash expenses of $0.7 million as described in the table above. In addition, net cash increased by $1.0 million due to a change in working capital for the comparable nine month periods ended June 30, 2008 and 2007, primarily due to a net increase due to inventory of $2.6 million and a net increase of $0.7 million related to accounts payable due to timing of material receipts and the related supplier payments. This was offset by a net increase in accounts receivable balances of $1.8 million as of June 30, 2008 compared to the prior comparable period due to a slowdown in customer payments and a net decrease of $0.5 million related to increased inventory balances at June 30, 2008.
Net cash used in investing activities was $16.8 million and $3.8 million during the nine months ended June 30, 2008 and 2007 resulting in a $13.0 million decrease in cash flow. The decrease is primarily due to the acquisition of Sarian for $27.8 million (purchase price of $30.9 million, net of cash acquired of $3.1 million), $0.4 million related to the deposit for the Dortmund building leaseback, a net reduction of $0.5 million of contingent purchase price payments related to the FS Forth acquisition and additional purchases of $0.2 million of property, equipment, improvements and certain other intangible assets. This was offset by $6.9 million proceeds from the sale-leaseback of our building in Dortmund, Germany (see Note 10 to the Consolidated Financial Statements) and $9.0 million increase in sales of marketable securities, net of purchases. We anticipate total fiscal 2008 capital expenditures to approximate $3.5 million.
Net cash provided by financing activities was $2.4 million and $3.4 million during the nine months ended June 30, 2008 and 2007 resulting in a $1.0 million decrease in cash flow, primarily as a result of proceeds from stock option and employee stock purchase plan transactions in both periods, and the reflection of cash provided by the excess tax benefits related to the exercise of stock options.
Management believes that current financial resources, cash generated from operations and our potential capacity for additional debt and/or equity financing will be sufficient to fund operations for at least the next twelve months. During the third quarter of fiscal 2008, we entered into a $25.0 million short-term loan of which the full $25.0 million was repaid during the same quarter (see Note 11 to the Condensed Consolidated Financial Statements). We determined that it was more economical to borrow funds to finance the Sarian acquisition than to liquidate marketable securities prior to their scheduled maturities.
In conjunction with our adoption of FIN 48, we reclassified the portion of our unrecognized tax benefits that we do not expect to pay in cash over the next 12 months from a short-term liability to a long-term liability. All of our liabilities for unrecognized tax benefits are recorded as a long-term liability as we do not expect significant payments to occur over the next 12 months. Further information concerning the adoption of FIN 48 is included in Note 7 to our Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FASB Statement No. 128, “Earnings Per Share.” This statement is effective for financial statements issued for fiscal years and interim periods within those years beginning after December 15, 2008 and will be applied retrospectively. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our consolidated financial statements.
In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSF SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142). FSF SFAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flow used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other accounting principles generally accepted in the United States. This statement is effective for financial statements issued for fiscal years and interim periods within those years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact of FSP SFAS 142-3 on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). FSP 157-1 is effective upon the adoption of FAS 157. FSP 157-2 defers the effective date of FAS 157 for our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FAS 157 are effective for our fiscal years beginning October 1, 2008 for financial assets and financial liabilities. We are currently evaluating the impact of the provisions of FAS 157, FSP 157-1 and FSP 157-2 on our consolidated financial statements.
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
FOREIGN CURRENCY RISK
We have transactions that are executed in the U.S. Dollar, British Pound, Euro or Japanese Yen. As a result, we are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen, and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FOREIGN CURRENCY RISK (CONTINUED)
For the nine months ended June 30, 2008 and 2007, we had approximately $55.4 million and $44.6 million, respectively, of net sales to foreign customers including export sales, of which $32.3 million and $22.3 million, respectively, were denominated in foreign currency, predominantly Euros. In future periods, a significant portion of sales will continue to be made in Euros.
As of June 30, 2008, we had intercompany loans totaling $27.9 million denominated in U.S. Dollars with Digi International Ltd. for the acquisition of Sarian. As these intercompany loans are not considered to be a long-term investment and are expected to be repaid by Digi International Ltd., we are exposed to foreign currency translation gains and losses.
The average monthly exchange rate for the Euro to the U.S. Dollar increased approximately 14.2% from 1.3160 to 1.5024, the average monthly exchange rate for the British Pound to the U.S. Dollar increased approximately 2.3% from 1.9517 to 1.9984 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased approximately 10.9% from 0.0084 to 0.0093 for the first nine months of fiscal year 2008 as compared to the same period one year ago. A 10% change from the first nine months of fiscal 2008 average exchange rate for the Euro, British Pound and Yen to the U.S. Dollar would have resulted in a 1.6% increase or decrease in net sales and a 2.3% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we need to consider in response to changes in the exchange rate.
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
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have completed the implementation of an upgrade to our systems for financial reporting and operations. We do not currently believe that this implementation will adversely affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors provided in Part I, Item 1A of our 2007 Annual Report on Form 10-K as filed with the SEC on December 6, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.		Description

2	(a)
Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (1)

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)

3	(b)	Amended and Restated By-Laws of the Company

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

(1)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-34033)

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: August 7, 2008	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

2	(a)
Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)
Incorporated by Reference

3	(a)
Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))
Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Filed Electronically

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically