Form 10-K
period 2008-09-30
DIGI INTERNATIONAL INC
filed 2008-12-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2008
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $296,263,339 based on a closing price of $11.54 per common share as reported on the NASDAQ Global Select Market (formerly the NASDAQ National Market).
Shares of common stock outstanding as of November 28, 2008: 25,383,253

INDEX
DOCUMENTS INCORPORATED BY REFERENCE
The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in our Annual Report to Stockholders for the year ended September 30, 2008 and Proxy Statement for our Annual Meeting of Stockholders scheduled for January 26, 2009, a definitive copy of which will be filed on or about December 5, 2008. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

	ITEM IN FORM 10-K	PAGE/REFERENCE

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance

	Directors of the Registrant	Election of Directors, Proxy Statement

	Executive Officers of the Registrant	81

	Compliance with Section 16(a) of the Exchange Act	Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement

	Code of Ethics	82

	Audit Committee	Proxy Statement

ITEM 11.	Executive Compensation	Election of Directors — Compensation Committee Interlocks and Insider Participation; Executive Compensation, Compensation of Directors, Proxy Statement

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Principal Stockholders and Management, Proxy Statement

	Equity Compensation Plan Information	82

ITEM 13.	Certain Relationships and Related Transactions, Director Independence	Election of Directors — Director Independence; Related Person Transaction Approval Policy, Proxy Statement

ITEM 14.	Principal Accounting Fees and Services	Audit and Non-Audit Fees, Proxy Statement

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules	85
EX-10.(o)
EX-22
EX-23
EX-24
EX-31.(a)
EX-31.(b)
EX-32

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
COMPANY OVERVIEW
Digi International Inc. was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. Our common stock is traded on the NASDAQ Global Select Market under the symbol DGII. With our global headquarters in Minnetonka, Minnesota, regional sales offices throughout North America, Europe, Japan and Asia Pacific our products are available through approximately 295 distributors in more than 74 countries. We also have engineering locations in North America and Europe.
Our first products (sold under the DigiBoard® brand) were box and board-level serial port adapters that were used to directly connect multiple peripherals, such as standalone computer terminals, to personal computers or a host computer system. During the 1990’s, Ethernet became the connectivity infrastructure for businesses and over time it has been extended into factories, retail stores, restaurants, hospitals and many other environments. During the same period, the semiconductor industry was also in a phase of rapid advancement. Complete systems were being built on a single integrated circuit (chip). As part of a box or board level product, these chips could be used to build a network interface for virtually any device for which network connectivity was required. Recognizing the developing opportunities for device connectivity, we implemented a strategy in early 2000 to leverage the brand strength that we had established with the DigiBoard product line by organically developing or acquiring next-generation connectivity products and technologies that would extend the value of the Digi brand into an array of device networking applications.

ITEM 1. BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
During the course of the past several years, we have augmented our strategy with an increasing emphasis on developing wireless device connectivity solutions. In fiscal 2007, we launched our “Drop-in Networking” initiative which provides end-to-end wireless access to electronic devices in places where wires will not work or cannot be used. Our Drop-in Networking family of products includes modules, wireless communications adapters, cellular routers, gateways, sensors and network management software. For applications in energy management, building control, manufacturing, supply chain management, logistics, telematics and many others, Drop-in Networking products provide a non-intrusive way to connect devices anywhere they reside. Devices are being connected that were previously not networked, such as irrigation controls for farms and golf courses, fish farm monitoring equipment and fitness equipment to name a few. Our Drop-in Networking solutions are also used in many green applications such as monitoring and controlling energy usage, monitoring new forms of energy production such as wind and solar, conserving water resources, and insuring trucks only go out to refill chemical tanks when needed. Drop-in Networking enables our customers to differentiate their products, provide better customer service and frequently create new revenue streams.
Our Drop-in Networking initiative provides opportunities for us in the next wave of Internet growth. The initial wave was focused on connecting people, first with personal computers and now with cell phones, PDA’s and other related consumer devices. This next wave is about connecting devices and machines. We believe that the Internet will support billions of new devices in the next several years. We are ideally positioned to take full advantage of the second wave of Internet growth with our Drop-in Networking Solutions that will provide significant market expansion in what is now being referred to in the market as wireless machine to machine (M2M) connectivity.
M2M communication works by connecting communication hardware to a physical asset so that information about its status and performance can be sent to a computer system and used to automate a business process or a human action so that a person does not have to do it manually. We were named a pioneer in M2M technology by M2M Magazine and are now enabling customers to do this wirelessly. Our Drop-in Networking solution is making it easy for customers to effectively “drop-in” a wireless M2M solution incorporating products from both our embedded and non-embedded products.
PRODUCTS
Our products are divided into two categories: embedded and non-embedded. An embedded product is incorporated by a product developer into an electronic device (e.g., utilities meter, environmental sensors, retail scanner, medical instrument). It provides processing power and wired or wireless network connectivity to that device. Additional hardware and/or software development is required on the part of the customer when using an embedded product as the product usually is an integrated internal part of the device.
A non-embedded product is connected externally to a device or larger system (e.g., retail checkout, building access control panel, traffic controller) to provide network connectivity or port expansion. Non-embedded products generally do not require additional hardware development and can often be used right out of the box, although they do provide an environment for adding custom software as well. These products provide an economical way to network-enable previously deployed devices, allowing companies to utilize the latest technologies without the cost of replacing existing equipment.

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Embedded Networking Products
Modules — Developing a device around a chip or microprocessor involves a high level of complexity. A module is a group of components that are set up to work together, eliminating much of that complexity. An embedded module may provide somewhat less flexibility than a chip, but is much easier to implement into a product design.
Our modules can be divided into two categories: processor modules and communications modules. Processor modules provide customers with a networked platform for use as the main processor in an embedded system and the flexibility to add in custom features and functionality, as this ensures a very quick time to market development cycle for a network-enabled device. These modules are targeted as the core processors for products such as access control systems, Point-of-Sale (POS) systems, Radio Frequency ID (RFID) readers, medical devices and instrumentation and networked displays. Communication modules are ideal for network-enabling and web-enabling a device. They enable customers who wish to easily accommodate both wired and wireless functionality in one product design. Typically with a communication module, there is another processor performing the central processing. Adding wired or wireless network communication to a device allows companies to manage that device over a network or via the Internet.
Chips — A chip (or microprocessor) provides the “brains” and processing power of an intelligent electronic device or communication sub-system. Some of our higher volume customers choose to purchase chips and build their own products. Chips are low cost but require the highest level of development expertise. Building a solution from the chip level offers a low cost of the end design, but the level of complexity in product development can increase risk and prolong time to market.
Our chips are the building blocks for many of our embedded and non-embedded products. By using our own microprocessors we can ensure complete hardware/software compatibility for product designs. In addition this allows us to guarantee long-term availability to our module customers. This is a significant advantage since many of these products are expected to be in use for five to ten years once they are developed.
Software and Development Tools — Single-board computers (SBCs) are complete systems on a single circuit board. They are essentially a programmable box product without the enclosure — everything is on the board and ready to be embedded into a larger system. They offer the same benefits as the processor modules, but eliminate the need for additional interface circuitry because they include all of the key device interface components on one circuit board.
Network Interface Cards — Our intelligent Network Interface Cards (NICs) are legacy products that were used to provide Ethernet networking interfaces for printers. This function has been increasingly taken over by the main processor.
Services — With the recent acquisition of Spectrum Design Solutions Inc. (Spectrum), we now offer engineering design services to customers that are challenged with their wireless development projects. Our specialized engineers have extensive experience in wireless technologies such as Global System for Mobile communication (GSM), Code Division Multiple Access (CDMA), Global Positioning System (GPS), Wi-Fi and proprietary RF as well as Application Specific Integrated Circuit (ASIC) design, Field Programmable Gate Array (FPGA) integration, embedded software and complete turn-key product development which allows them to address virtually any wireless development need.

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Non-Embedded Products
Cellular Routers — Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for hard to reach sites and devices. We introduced the first intelligent high-speed cellular router in 2005 to address the growing need for customers to connect remote sites and devices. These products have been certified by the major wireless providers in the U.S. and abroad, including AT&T®, Verizon Wireless® and Sprint®. All of our cellular products include a unique management platform called Digi Connectware® that provides a secure management of devices across remote networks.
Gateways — A gateway aggregates local wireless data traffic and transports it over a cellular or other Internet Protocol (IP)-based network, usually back to a central application or database. Our gateway products, part of our Drop-in Networking solution, enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. These gateways can work in conjunction with our wireless adapters and wireless embedded modules to enable customers to monitor and manage remote devices in a non-intrusive and economical way. Like our Cellular routers, all of our gateway products include a unique network management software platform called Digi Connectware® that provides secure management of devices across remote networks.
Wireless Communication Adapters — Our wireless communication adapters are small box products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting ZigBee®, Wi-Fi® and proprietary radio frequency (RF) technologies, we can meet most customer application requirements, such as serial cable replacement, Ethernet cable replacement, mesh networking, low cost/low power remote monitoring, simple I/O control functions, environmental sensors and long distance connectivity.
Console Servers — Console servers, or console management servers, provide access to the serial ports of network equipment such as servers, routers or switches. Our intelligent console servers enable customers to access, monitor or manage their network devices across multiple sites, both remotely over the network or via their console ports even during network outages. These console servers provide advanced auditing and logging capabilities that complement regulatory compliance efforts such as Sarbanes-Oxley and HIPPA.
Serial Servers — Serial Servers (also known as device servers and terminal servers) add wired or wireless network connectivity to a serial device. They transfer data between a serial port and an Ethernet network, turning a previously isolated device with a serial port into a fully collaborative network component. Our belief is that serial servers will remain an important product category as Ethernet based serial connections continue to extend beyond their current applications into many new markets such as building automation, healthcare, process control, and secure console port management on servers, routers, switches and other network equipment.
USB Connected Products — The Universal Serial Bus (USB) is a “plug-and-play” interface between a computer and peripheral devices. In recent years, many serial ports on PCs have been replaced with USB ports, due in large part to the usability and cost effectiveness of USB devices. We have one of the most comprehensive and advanced USB port expansion product lines in the industry. Our USB-to-serial converters enable customers to expand a single USB port into multiple serial ports to connect legacy peripheral devices. The product line also includes USB hubs that add additional USB or powered USB ports, which are often used in retail environments; and a network-enabled hub that connects USB devices over an IP network, which is an industry first.

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Remote Display Products — Our remote display connectivity solutions are designed for digital advertising, digital menus, airport status displays, stadium scoreboards, or other applications where visual content is to be displayed in public areas. These “zero-clients” connect display, serial and USB devices over an IP-based network, without a dedicated PC or thin client. Removing the PC or thin client in a digital display solution not only saves space but reduces costs and increases security and reliability.
Cameras and Sensors — Cameras and sensors are used in a wide variety of environmental monitoring and building automation/security applications. Our cameras and sensors are supported by application software that provides device status, data logging and alerts. These products also play a role in our Drop-in Network portfolio of products. The cameras can be connected to our cellular routers and gateways to provide video or still-frame images from select locations. The sensors are standalone wireless or can also be connected to our wireless adapters to provide environmental data from end-point nodes.
Serial Cards — A serial card plugs into the expansion slot of a computer to provide serial ports for device connectivity. We are a global leader in this category and offer one of the most extensive serial card product families. Our products support a wide range of operating systems, port densities, bus types, expansion options and applications. As Ethernet connections extend beyond current applications, the serial card products are gradually transitioning to network-attached and/or USB- attached devices. We have strengthened our product offering to meet customer needs and fully support this mature product line while working to seamlessly transition customers to newer technologies.
Network Management Software — Network management software provides a means of managing devices on a network from remote locations. We offer network management software that provides enterprise class management and administration for many of our products, including gateways, cellular routers, adapters and embedded communication modules. It enables customers to securely manage, monitor, configure and control groups of devices remotely across a wired or wireless IP-based network, including cellular networks, local area networks and the broader Internet. One of the key benefits of this software is the reduction of administrative maintenance costs, which requires fewer trips to remote locations because the software can be used to diagnose and solve problems. In addition, this software also enables a web services based communication connection to all devices, a key component of a Drop-in Networking solution.
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
Building Automation/Security — Our products help automate and control buildings’ heating, ventilation and air conditioning (HVAC) and security systems, and solve the problem of standalone control systems that are unable to communicate with each other and share important data. Our solutions can be used to centrally manage equipment and improve the comfort, safety and productivity of building occupants.

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS (CONTINUED)
Medical/Healthcare — We provide a way to network-enable medical equipment and devices to receive, monitor and access patient information quickly, easily, and accurately, utilizing the hospital’s existing Ethernet or wireless network to improve patient care and reduce operating costs.
Utilities — Migrating to IP-based network communications can be a challenge for utility companies, due to compatibility issues between field equipment and the applications used with them. Our products enable companies to network-enable existing products in the field without replacing hardware or rewriting existing application software and are used in Automated Meter Reading (AMR), Automated Meter Intelligence (AMI) and other smart energy applications.
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
Remote Device Management — We provide hardware and software solutions that utilize remote cellular networks like GSM, General Packet Radio Service (GPRS)/Enhanced Data rate for Global Evolution (EDGE) to manage, monitor and control assets in geographically distributed locations.
Hazardous Environments — We safely and reliably connect devices in harsh, volatile locations.
Digital Signage — Our technology makes it easy to update content on scoreboards, billboards and other electronic displays.
Government — We provide needs assessment, technical assistance, and ongoing engineering support for government projects.
ACQUISITIONS
We have made several acquisitions in the past four fiscal years that are consistent with our corporate strategy.
•	In April 2005, we acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (FS Forth), leading providers of embedded modules based on our processors and NET+OS software, as well as other microprocessors with supporting embedded software. The acquisition enhanced our embedded module portfolio and also added expertise in a wide range of popular operating systems including Linux and Microsoft Windows CE. Effective October 1, 2006, FS Forth merged into Digi International GmbH.

ITEM 1. BUSINESS (CONTINUED)
ACQUISITIONS (CONTINUED)
•	In May 2005, we acquired Rabbit Semiconductor® Inc. (formerly Z-World™, Inc.). The acquisition expanded our embedded portfolio to include the Rabbit line of microprocessors and microprocessor-based core modules and Z-World single-board computers (now all sold under the Rabbit brand). With bundled hardware and software, these products facilitate quick time-to-market for device manufacturers who need to add network connectivity to endpoint devices such as sensors, meters, vending machines, card readers, and scales. Effective October 1, 2007, Rabbit Semiconductor® Inc. merged into Digi International Inc.

•	In July 2006, we acquired MaxStream®, Inc. (MaxStream), a leader in the wireless device networking market. MaxStream supplies device manufacturers and integrators with reliable wireless modules and box products that are easy to use and allow customers to wirelessly monitor and control electronic devices. Typical applications include automated utility meter reading, oil and gas monitoring, remote control and monitoring of commercial heating and air conditioning systems, vehicle information access for fleet management, industrial controls, wireless sensors, and electronic signals. MaxStream was also a pioneer in the field of ZigBee®/802.15.4 wireless communications. The MaxStream acquisition significantly expanded our wireless offering both with embedded modules and non-embedded wireless communications adapters. The products also play a key role in our Drop-in Networking initiative. Effective October 1, 2007, MaxStream merged into Digi International Inc.

•	In April 2008, we acquired Sarian Systems, Ltd. (Sarian), a leader in the European wireless router market. Sarian designs, develops and manufactures advanced wireless/cellular IP-based routing equipment for mission critical applications. Sarian developed its own comprehensive IP-based operating system and software and can offer customers technical excellence, flexibility and rapid customization. Sarian has a strong customer base in ATM connectivity, retail and payment systems connectivity, remote monitoring telemetry, lottery terminal connectivity and wireless backup of wired broadband connections.

•	In July 2008, we acquired Spectrum Design Solutions, Inc. (Spectrum), a leading design services organization. Spectrum focuses on solving a customer’s wireless development challenges. Spectrum’s engineers have extensive experience in wireless technologies such as GSM, CDMA, GPS, Wi-Fi and proprietary RF as well as ASIC design, FPGA integration, embedded software and complete turn-key product development which allows them to address virtually any wireless development need.
Our products are sold under the Digi, Rabbit and Sarian brands. The Digi, Rabbit and Sarian brands have established strong identities with our targeted customer base. Our customers associate the Digi and Sarian brands with “reliability” and the Rabbit brand with “ease of integration.” Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability. In the core module and semiconductor application environments, ease of integration is a powerful brand identity.
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

ITEM 1. BUSINESS (CONTINUED)
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
We maintain strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, and cellular carriers. Key partners include: Microsoft, VMware, Hewlett Packard, IBM, Dell, Toshiba, Atmel, Ember, Freescale, Qualcomm, Wavecom, AT&T, Sprint, Verizon, Rogers and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions.
Our customer base includes many of the world’s largest companies. We have strategic sales relationships with leading vendors, allowing them to ship our board and network products as component parts of their overall networking solutions. These vendors include IBM, Rackable, NCR, Sun Microsystems, Fujitsu Transaction Solutions, Air Products, Nalco, TXU Energy and Hewlett Packard, among others. Many of the world’s leading telecommunications companies and Internet service providers also rely on our products, including Alcatel-Lucent, AT&T, Sprint, Verizon and Siemens.
No customer comprised more than 10% of our net sales for the years ended September 30, 2008, 2007 and 2006.
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
OPERATIONS
Our operations are completed through a combination of internal manufacturing and hiring of subcontracted assembly to outside firms that specialize in such services. We rely on third party foundries for our semiconductor devices (ASICs). This approach is beneficial because it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
Our products are manufactured to our designs with standard and semi-custom components. Most of these components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations.

ITEM 1. BUSINESS (CONTINUED)
OPERATIONS (CONTINUED)
SEASONALITY
In general, our business is not considered to be highly seasonal, although our first fiscal quarter revenue is often less than other quarters due to the holidays and fewer shipping days. In addition, some of our products are dependent upon the semiconductor industry which is highly cyclical and subject to rapid technological change.
RESEARCH AND DEVELOPMENT
During fiscal years 2008, 2007 and 2006, our research and development expenditures were $27.1 million, $24.2 million and $20.9 million, respectively. Due to rapidly changing technology in the communications technology industry, we believe that our success depends primarily upon the product development skills of our personnel, and the ability to integrate acquired technologies with organically developed technologies. We may incur in-process research and development charges in connection with our acquisitions, which are expensed upon consummation of the acquisitions. Acquired in-process research and development charges are disclosed separately and are incremental to the research and development expenditures disclosed above. Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents. We have established common law and registered trademark rights on a family of marks for a number of our products.
BACKLOG
As of September 30, 2008, we had backlog orders in the amount of $29.2 million. Most of these orders are expected to be shipped in fiscal 2009. Backlog as of September 30, 2007 and 2006 was $14.1 million and $12.4 million, respectively. Our backlog increase as of September 30, 2008 as compared to September 30, 2007 is partially due to the acquisition of Sarian and Spectrum and a non-cancellable purchase order for $8.0 million received from a Sarian customer. In addition, our overall backlog increased due to our Drop-in Networking initiative. Backlog as of any particular date is not necessarily indicative of our future sales trends.
EMPLOYEES
We had 663 employees on September 30, 2008 compared to 564 employees on September 30, 2007. We acquired 70 employees as a result of the Sarian and Spectrum acquisitions.
GEOGRAPHIC AREAS
Our customers are located throughout the North American, European, Middle Eastern & African (EMEA), Asian Pacific and Latin American regions.
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.

ITEM 1. BUSINESS (CONTINUED)
GEOGRAPHIC AREAS (CONTINUED)
During 2008, we had approximately $76.1 million of net sales related to foreign customers including export sales, of which $45.7 million was denominated in foreign currency, predominately the Euro. During 2007 and 2006, we had approximately $61.2 million and $55.9 million, respectively, of net sales to foreign customers including export sales, of which $30.1 million and $23.3 million, respectively, were denominated in foreign currency, predominately the Euro. In future periods, a significant portion of sales will continue to be made in Euros and British Pounds.
Financial information about geographic areas appears in Note 4 to our Consolidated Financial Statements in this Form 10-K.
DIGI INTERNATIONAL WEBSITE
Our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.digi.com) under the “About us — Investor Relations” caption or by writing to us. This information is available free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
We are not including the information on our website as part of, or incorporating it by reference into, our Form 10-K.

ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, profitability, financial position, liquidity, capital resources and common stock.
Risks Relating to Our Business
Our dependence on new product development and the rapid technological change that characterizes our industry makes us susceptible to loss of market share resulting from competitors’ product introductions and similar risks.
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
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2008, 2007 and 2006, our research and development expenses comprised 14.6%, 14.0% and 14.4%, respectively, of our net sales. If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we develop new products that are accepted by our target markets, the net revenues from these products may not be sufficient to justify our investment in research and development.
Many of our products have been developed through a combination of internally developed technologies and acquired technologies. Our ability to continue to develop new products is partially dependent on finding and acquiring new technologies in the marketplace. Even if we identify new technologies that we believe would be complementary to our internally developed technologies, we may not be successful in acquiring those technologies or we may not be able to acquire the technologies at a price that is acceptable to us.
A substantial portion of our recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically

ITEM 1A. RISK FACTORS (CONTINUED)
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

ITEM 1A. RISK FACTORS (CONTINUED)
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

ITEM 1A. RISK FACTORS (CONTINUED)
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
We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.

ITEM 1A. RISK FACTORS (CONTINUED)
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
Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or our interpretation of such laws. In addition, we may be subject to the examination of our income tax returns by the Internal Revenue Service and other U.S. and international tax authorities. We regularly assess the potential outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an effect on our operating results and financial condition.
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

ITEM 1A. RISK FACTORS (CONTINUED)
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
Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
Our investment portfolio consists of commercial paper and corporate bonds. These marketable securities are classified at September 30, 2008 as held-to-maturity and are carried at amortized cost. Recent market conditions indicate significant uncertainty on the part of global investors regarding the global economic outlook and for financial institutions that have potential exposure to the sub-prime housing market. As a result, some of our investments may have experienced reduced liquidity. In addition, we may be required to adjust the carrying value of the securities and record an impairment charge should the impairment be considered as other-than-temporary. This loss would be recorded in our consolidated statement of operations, which could materially adversely impact our consolidated results of operations and financial condition.
Our consolidated operating results and financial condition may be adversely impacted by worldwide economic conditions and credit tightening.
Worldwide economic conditions have recently experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity, inflation and deflation concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services. As our customers face this challenging economic time, they may find it difficult to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of this or any other economic downturn in the economy.
We may have additional tax liabilities.
We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, including our reserves for uncertain tax positions. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals. The results of an audit could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

ITEM 1A. RISK FACTORS (CONTINUED)
Risks Related to Our Common Stock
If our stock price declines, we may need to recognize an impairment of our goodwill.
The current global economic crisis has impacted the stock prices of many companies. If the price of our common stock is impacted, we could have an impairment of our goodwill. Our value is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts are significantly reduced, we could have to recognize an impairment of our goodwill. We performed our annual goodwill impairment assessment as of June 30, 2008, on our one reporting unit. Based on our analysis, we conclude that the fair value of our reporting unit exceeds the carrying amount and therefore goodwill is not considered impaired. When the assessment was performed, our market capitalization, which is an indicator of fair value, was below the carrying value of our reporting unit due to significant declines in our stock price during the year. However, an estimated control premium was also used in our determination of fair value. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. Therefore, the fair value of our reporting unit was measured using our market capitalization as of June 30, 2008, plus a control premium in a range of 20% to 30%. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years. The control premium used in our determination of fair value is subject to management judgment, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. At September 30, 2008, our market capitalization, which approximates fair value, exceeded our carrying value.
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2008, the closing price of our common stock on the NASDAQ Global Select Market ranged from $7.72 to $17.13 per share. Our closing sale price on November 28, 2008 was $9.22 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock.
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

ITEM 1A. RISK FACTORS (CONTINUED)
In addition, under Delaware law, directors serving on a classified board may not be removed by shareholders except for cause. Pursuant to the terms of a shareholder rights plan adopted in 1998 and renewed in 2008, each outstanding share of common stock has one attached right. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The effect of these anti-takeover provisions may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over the market price to some or all stockholders.
We have not paid cash dividends on our common stock and do not expect to do so.
We have never declared or paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table contains a listing of our current property locations:

			Ownership or
		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date

Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing, and administration	130,000	Owned
Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned
Minneapolis, MN	Engineering services	16,837	November 2016
Waltham, MA	Research & development, sales and sales support	13,424	September 2010
Austin, TX	Sales, sales support, marketing, and administration	6,563	March 2009
Davis, CA	Sales, sales support, manufacturing and warehousing	24,000	December 2012
Davis, CA	Marketing, research & development, and administration	11,200	September 2011
Lindon, UT	Sales, marketing, research & development, and administration	11,986	December 2010
Hong Kong, China	Sales, marketing, and administration	4,061	July 2010
Beijing, China	Sales, marketing, and administration	2,372	November 2009
Shanghai, China	Sales, marketing, and administration	1,251	June 2010
Dortmund, Germany	Sales, sales support, marketing, and administration	21,485	March 2013
Breisach, Germany	Sales, marketing, research & development, manufacturing, warehousing and administration	8,748	December 2009
Ilkley, UK	Sales, sales support, marketing and administration	5,475	September 2015
Ilkley, UK	Warehousing	1,058	August 2009
Logrono, Spain	Sales, research & development, and administration	3,228	January 2017
Tokyo, Japan	Sales	1,371	November 2009
In addition to the above locations, we perform research and development activities in various other locations in the United States and sales activities in various other locations in Europe and China which are not deemed to be principal locations. We believe that our facilities are adequate for our needs. In February 2008, we sold our facility in Dortmund, Germany and leased back approximately 40% of the property for a period of five years, with a renewal option for an additional five years.

ITEM 3. LEGAL PROCEEDINGS
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. The complaint names us as a defendant along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. We believe that the claims against the NetSilicon defendants are without merit and have defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.
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
On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The plaintiffs have voluntarily withdrawn their motions for class certification without prejudice.

ITEM 3. LEGAL PROCEEDINGS (CONTINUED)
We intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2008, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our Common Stock trades under the symbol “DGII.” Since July 3, 2006 our Common Stock has traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market LLC and prior to that time was traded on the NASDAQ National Market tier. On November 28, 2008, the number of holders of our Common Stock was approximately 8,669, consisting of 205 record holders and approximately 8,464 stockholders whose stock is held by a bank, broker or other nominee.
High and low sale prices for each quarter during the years ended September 30, 2008 and 2007, as reported on the NASDAQ Stock Market LLC, were as follows:
Stock Prices

2008	First	Second	Third	Fourth
High	$17.30	$14.46	$12.82	$12.87
Low	$13.34	$10.20	$7.64	$7.67

2007	First	Second	Third	Fourth
High	$14.50	$13.93	$15.67	$16.71
Low	$12.99	$11.39	$12.02	$13.12
Dividend Policy
We have never paid cash dividends on our Common Stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
We do not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.
Issuer Repurchases of Equity Securities
On July 23, 2008, our Board of Directors authorized an additional 500,000 shares of our common stock for repurchase under our previously announced stock repurchase program. The total number of shares authorized to be repurchased is 1,500,000 shares. During the fourth quarter of fiscal 2008, we began to repurchase our common stock in the open market. The following table presents our repurchases during the fourth quarter of fiscal 2008:

	Total	Average	Total Number of	Maximum Number
	Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid	as Part of a Publicly	Yet Be Purchased
Fiscal Period	Purchased	per Share	Announced Program	Under the Program
July 1, 2008 - July 31, 2008	168,800	$10.22	168,800	1,331,200
August 1, 2008 - August 31, 2008	140,000	$10.52	140,000	1,191,200
September 1, 2008 - September 30, 2008	162,400	$11.74	162,400	1,028,800

Total	471,200	$10.83	471,200	1,028,800

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the Nasdaq Stock Market — U.S. Companies on September 30, 2003 to September 30, 2008, the last day of fiscal 2008, with the total cumulative return on the CRSP Total Return Index for the Nasdaq Stock Market — U.S. Companies (the “CRSP Index”) and the CRSP Index for Nasdaq Telecommunications Stocks (the “Peer Index”) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2003, for our Common Stock, the CRSP Index and the Peer Index and assumes the reinvestment of all dividends.

	FY03	FY04	FY05	FY06	FY07	FY08
Digi International Inc.	100.00	172.68	162.11	203.96	215.14	154.10
CRSP Index	100.00	106.23	121.26	127.87	151.34	119.35
Peer Index	100.00	100.33	122.48	136.64	160.20	111.13

ITEM 6. SELECTED FINANCIAL DATA
(In thousands except per common share amounts and number of employees)

For the fiscal years ended September 30	2008	2007	2006	2005	2004
Net sales (1)	$185,056	$173,263	$144,663	$125,198	$111,226

Gross profit	$97,869	$91,346	$77,505	$71,491	$63,469
Sales and marketing	36,879	33,499	28,591	26,339	25,556
Research and development	27,040	24,176	20,861	16,531	17,159
General and administrative	16,035	13,343	12,830	11,364	8,973
Acquired in-process research and development	1,900	—	2,000	300	—

Operating income (2)	16,015	20,328	13,223	16,957	11,781
Total other income, net (3)	2,900	3,396	2,044	1,026	369

Income before income taxes	18,915	23,724	15,267	17,983	12,150
Income tax provision (4)	6,564	3,951	4,154	318	3,487

Net income	$12,351	$19,773	$11,113	$17,665	$8,663

Net income per common share, basic:
Basic	$0.48	$0.78	$0.48	$0.79	$0.41

Diluted	$0.47	$0.76	$0.46	$0.76	$0.39

Balance sheet data as of September 30:
Working capital (total current assets less total current liabilities)	$112,236	$115,703	$83,341	$69,995	$82,090
Total assets	$271,416	$251,826	$225,321	$177,631	$150,465
Long-term debt and capital lease obligations	$345	$358	$725	$1,181	$—
Stockholders’ equity	$231,934	$222,905	$193,830	$153,537	$127,079
Book value per common share (stockholders’ equity divided by outstanding shares)	$9.14	$8.73	$7.74	$6.78	$5.83
Number of employees as of September 30	663	564	549	481	341

(1)	Acquisitions provided the following net sales during the year of acquisition: Sarian and Spectrum in fiscal 2008 of $6.5 million, MaxStream in fiscal 2006 of $3.2 million, Rabbit and FS Forth of $13.3 million in fiscal 2005.

(2)	Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective method of application. Total compensation cost for stock-based payment arrangements totaled $3.7 million ($2.5 million after tax) during fiscal 2008, $3.0 million ($2.0 million after tax) during fiscal 2007, and $2.3 million ($1.5 million after tax) during fiscal 2006. Prior to the adoption of this Statement, no compensation cost for stock-based payment arrangements was recognized in earnings. Refer to Note 9 to our Consolidated Financial Statements for further discussion.

(3)	Included in total other income, net is an other-than-temporary impairment charge of $1.0 million ($0.7 million after tax) recorded during the fourth quarter of fiscal 2008 on an investment in a bond issued by Lehman Brothers (see Note 12 to our Consolidated Financial Statements).

(4)	In fiscal 2008, we recorded a net discrete tax benefit of $0.5 million resulting from a reversal of previously established tax reserves associated with the closing of a prior tax year. In fiscal 2007, we reversed income tax reserves of $3.6 million associated with the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year. We also recorded other discrete tax benefits of $0.7 million in fiscal 2007 (see Note 8 to our Consolidated Financial Statements). In fiscal 2006 and 2005, we reversed income tax reserves of $1.6 million and $5.7 million, respectively, primarily due to settlement of tax audits with the French government in 2006 and the Internal Revenue Service in 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We operate in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. We help customers connect, monitor, and control local or remote electronic devices over a network or via the Internet. We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Core technology is used across product lines to provide additional functionality for customers, allowing them to get to market with network-enabled devices faster. We have positioned ourselves in the growing market of integrated hardware and software connectivity solutions to network-enable the coming generation of intelligent devices in commercial applications.
Our revenues consist of products that are in non-embedded and embedded product groupings. The non-embedded products include serial cards, serial servers, USB connected products, cellular routers, cellular gateway products, network management software, console servers, remote display products, wireless communications adapters, and cameras and sensors. Embedded products include chips, modules, single-board computers, Network Interface Cards (NICs) and software and development tools and engineering design services. Our non-embedded serial cards and our embedded NICs are in the mature phase of their product life cycles. Our strategy is to focus on key applications, customers and markets to efficiently manage the migration from products that are in the mature phase of their product life cycles to other newer technologies.
In April 2008, we acquired Sarian Systems, Ltd. (“Sarian”), a leader in the European wireless router market. Sarian designs, develops and manufactures advanced wireless/cellular IP-based routing equipment for mission critical applications. Sarian developed its own comprehensive IP-based operating system and software and can offer customers technical excellence, flexibility and rapid customization. Sarian has a strong customer base in ATM connectivity, retail and payment systems connectivity, remote monitoring telemetry, lottery terminal connectivity and wireless backup of wired broadband connections.
In July 2008, we acquired Spectrum Design Solutions Inc. (“Spectrum”), a leading design services organization. Spectrum focuses on solving a customer’s wireless development challenges. Spectrum’s engineers have extensive experience in wireless technologies such as GSM, CDMA, GPS, Wi-Fi and proprietary RF as well as ASIC design, FPGA integration, embedded software and complete turn-key product development which allows them to address virtually any wireless development need.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information from our Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

($ in thousands)							% Increase (decrease)
							2008	2007
	Year ended September 30,						compared	compared
	2008		2007		2006		to 2007	to 2006
Net sales	$185,056	100.0%	$173,263	100.0%	$144,663	100.0%	6.8%	19.8%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	83,096	44.9	77,376	44.7	62,322	43.1	7.4	24.2
Amortization of purchased and core technology	4,091	2.2	4,541	2.6	4,836	3.3	(9.9)	(6.1)

Gross profit	97,869	52.9	91,346	52.7	77,505	53.6	7.1	17.9
Operating expenses:
Sales and marketing	36,879	20.0	33,499	19.3	28,591	19.8	10.1	17.2
Research and development	27,040	14.6	24,176	14.0	20,861	14.4	11.8	15.9
General and administrative	16,035	8.6	13,343	7.7	12,830	8.9	20.2	4.0
In-process research and development	1,900	1.0	—	—	2,000	1.4	N/M	N/M

Total operating expenses	81,854	44.2	71,018	41.0	64,282	44.5	15.3	10.5

Operating income	16,015	8.7	20,328	11.7	13,223	9.1	(21.2)	53.7
Total other income, net	2,900	1.5	3,396	2.0	2,044	1.4	(14.6)	66.1

Income before income taxes	18,915	10.2	23,724	13.7	15,267	10.5	(20.3)	55.4
Income tax provision	6,564	3.5	3,951	2.3	4,154	2.8	66.1	(4.9)

Net income	$12,351	6.7%	$19,773	11.4%	$11,113	7.7%	(37.5)%	77.9%

N/M means not meaningful
NET SALES
Net sales were $185.1 million in fiscal 2008 compared to $173.3 million in fiscal 2007, an increase of $11.8 million, or 6.8%. Net sales included five months of Sarian product sales of $5.7 million and two months of Spectrum product sales of $0.8 million based on their dates of acquisition. Net sales of all other products, except serial cards and NICs, increased by $8.7 million, or 5.8%. Net sales of serial cards, a non-embedded product, and NICs, an embedded product, decreased by $3.4 million, or 14.6%. Serial cards are in a mature market that is declining at a rate of approximately 15% — 20% per year. Serial cards net sales represented 10.0% of total net sales for fiscal 2008. NICs are at the end of their product life cycle and represented less than 1% of our net sales for fiscal 2008.
Net sales increased from 2006 to 2007 by $28.6 million, or 19.8%. Net sales increased $17.4 million as a result of a full year of product sales related to the acquisition of MaxStream which were $20.6 million in fiscal 2007 compared to $3.2 million in fiscal 2006, as fiscal 2006 net sales only included two months of revenue based on the date of acquisition of July 27, 2006. Net sales of all other products, except serial cards and NICs, increased by $19.7 million, or 18.0%. Net sales of serial cards, which are a non-embedded product, and NICs, which are an embedded product, decreased by $8.5 million, or 26.9%, as serial cards are in a mature market and NICs are approaching the end of their product life cycle.
A shift in the customer and product mix has resulted in a slight decrease in our average selling price of our products as we are selling more embedded products as a percentage of total net sales. Embedded products generally have a lower average selling price than non-embedded products. Fluctuation in foreign currency rates compared to the prior year’s rates in each case had a favorable impact on net sales of $2.2 million in fiscal 2008, a favorable impact on net sales of $2.3 million in fiscal 2007 and an unfavorable impact on net sales of $0.6 million in fiscal 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Net Sales by Products
The following table presents our revenue by product grouping:

($ in millions)	Net Sales			% of Net Sales
	2008	2007	2006	2008	2007	2006
Non-embedded	$98.5	$98.9	$86.7	53.2%	57.1%	59.9%
Embedded	86.6	74.4	58.0	46.8%	42.9%	40.1%

Total	$185.1	$173.3	$144.7	100.0%	100.0%	100.0%

Non-Embedded
Our non-embedded products net sales decreased $0.4 million in fiscal 2008 compared to fiscal 2007. Serial card revenue continued to decline along with a reduction of serial server revenue, partially offset by an increase in revenue in wireless routers due to the acquisition of Sarian.
Our non-embedded products net sales increased $12.2 million, or 14.1%, in fiscal 2007 compared to fiscal 2006 due to an increase in sales of serial servers, USB connected products and wireless communication adapters and gateways, partially offset by the sales decline of serial cards.
Embedded
Embedded products net sales increased $12.2 million, or 16.4%, in fiscal 2008 compared to fiscal 2007. Net sales of modules including wireless modules increased $9.6 million in fiscal 2008 compared to fiscal 2007. The remaining increase was due to an increase in design services revenue as a result of the acquisition of Spectrum along with an increase in chips and software revenue, partially offset by a slight decline of the NIC sales.
Embedded products net sales increased $16.4 million, or 28.2%, in fiscal 2007 compared to fiscal 2006. An increase in net sales of embedded modules and single-board computers was partially offset by the decline of the NIC sales.
Net Sales by Distribution Channels
The following table presents our revenue by distribution channel:

($ in millions)	Net Sales			% of Net Sales
	2008	2007	2006	2008	2007	2006
Direct / OEM channel	$87.5	$88.6	$70.3	47.3%	51.1%	48.6%
Distribution channel	97.6	84.7	74.4	52.7%	48.9%	51.4%

Total company	$185.1	$173.3	$144.7	100.0%	100.0%	100.0%

During fiscal 2008, net sales in the Direct/OEM channel decreased due to a decline in net sales in North America and a change in the product mix. The increase in Direct / OEM channel net sales during fiscal 2007 is primarily due to continued enhancement of our product offerings through the acquisitions of Rabbit and MaxStream, whose customers are primarily OEMs.
The increase in the Distribution channel net sales over the last three fiscal years was primarily due to our continued focus on maintaining our channel strategy, which includes employing additional channel partners and releasing complementary products. In addition, net sales from our international customers, which are primarily fulfilled through the distribution channel grew faster than our domestic net sales in fiscal 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Net Sales by Geographic Area
Our revenue by geographic location of our customers is as follows:

($ in millions)	Net Sales			% of Net Sales
	2008	2007	2006	2008	2007	2006
North America	$107.3	$112.0	$88.8	58.0%	64.7%	61.4%
International	77.8	61.3	55.9	42.0%	35.3%	38.6%

Total Company	$185.1	$173.3	$144.7	100.0%	100.0%	100.0%

The decrease in net sales in North America in fiscal 2008 is primarily due a reduction in net sales of non-embedded products, partially offset by the increase in embedded products which includes the incremental net sales resulting from the Spectrum acquisition. The increase in net sales in North America increased during fiscal 2007 as compared to fiscal 2006 due to incremental net sales resulting from the MaxStream and Rabbit acquisitions, continued market penetration and new customer volume increases.
The increase in international revenue during the past three fiscal years is due primarily to the increase in the European, Middle Eastern, and African (“EMEA”) locations including the incremental net sales increase of $5.7 million resulting from the Sarian acquisition in fiscal 2008. Revenue increased in the Latin American and Asian Pacific locations by $4.9 million in fiscal 2008 compared to fiscal 2007.
GROSS PROFIT
2008 Compared to 2007
The gross margin for 2008 was 52.9% compared to 52.7% in 2007. The increase in gross margin is due to a reduction in the amortization of purchased and core technology, partially offset by a decrease in gross margin due to product mix changes among products within both the embedded and non-embedded product groups, including lower gross margins provided by Sarian non-embedded products. Amortization of purchased and core technology was $4.1 million or 2.2% of net sales in fiscal 2008 as compared to $4.5 million or 2.6% of net sales in fiscal 2007.
2007 Compared to 2006
Gross margin for 2007 was 52.7% compared to 53.6% for 2006. The decrease in gross margin is primarily a result of product and customer mix changes related to the increase in embedded net sales. This was offset by an increase in gross margin of 0.7% due to reduced amortization of purchased and core technology since some of this technology became fully amortized in 2007. Amortization of purchased and core technology was $4.5 million or 2.6% of net sales in fiscal 2007 as compared to $4.8 million or 3.3% of net sales in fiscal 2006.
OPERATING EXPENSES
2008 Compared to 2007
Operating expenses were $81.9 million in 2008, an increase of $10.9 million or 15.3%, compared to operating expenses of $71.0 million in 2007. The incremental operating expenses resulting from the acquisition of Sarian on April 28, 2008, were $3.6 million, which includes a $1.9 million charge for in-process research and development expenses. The Spectrum acquisition resulted in additional operating expenses of $0.4 million. Compensation-related expenses, including salaries and cash incentive compensation and stock-based compensation, increased by $3.1 million in fiscal 2008 compared to fiscal 2007 due to merit increases and an increase in employees primarily as a result of acquisitions, offset by a lower level of cash incentive compensation based on lower than planned revenue and other defined performance measures. The remaining

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
$3.8 million increase in operating expenses was primarily due to incremental spending related to our Drop-in Networking initiative.
Sales and marketing expenses were $36.9 million in 2008, an increase of $3.4 million or 10.1%, compared to sales and marketing expenses of $33.5 million in 2007. The incremental expenses related to the Sarian and Spectrum acquisitions increased sales and marketing expenses by $0.9 million. In addition, sales and marketing expenses increased by $1.4 million for compensation-related expenses, $0.6 million for advertising and marketing literature and by $0.5 million for miscellaneous other sales and marketing expenses.
Research and development expenses were $27.1 million in 2008, an increase of $2.9 million or 11.8%, compared to research and development expenses of $24.2 million in 2007. The incremental expenses related to the Sarian and Spectrum acquisitions increased research and development expenses by $0.4 million. Other increases in research and development expenses were $1.2 million for compensation-related expenses, $0.5 million for product certification testing, $0.3 million for professional fees and $0.5 million for other research and development expenses.
General and administrative expenses were $16.0 million in 2008, an increase of $2.7 million or 20.2%, compared to general and administrative expenses of $13.3 million in 2007. The incremental expenses related to the Sarian and Spectrum acquisitions increased general and administrative expenses by $0.9 million. In addition, general and administrative expenses increased by $0.4 million as we recognized only a $0.1 million gain on the sale of the Dortmund, Germany building during fiscal 2008 compared to a one-time $0.5 million gain in 2007 on the sale of undeveloped land in Davis, California. Other increases in general and administrative expenses were primarily due to $0.5 million of compensation-related expenses, $0.4 million due to bad debt expense and $0.5 million in professional fees.
2007 Compared to 2006
Operating expenses were $71.0 million in 2007, an increase of $6.7 million or 10.5%, compared to operating expenses of $64.3 million in 2006. The incremental operating expenses resulting from the acquisition of MaxStream on July 27, 2006 provided an additional $4.6 million of operating expenses, which was offset by a $2.0 million charge for in-process research and development in the fourth quarter of fiscal 2006 in connection with the acquisition of MaxStream. Compensation-related expenses, including salaries and cash incentive compensation and stock-based compensation, increased by $4.5 million in fiscal 2007 as compared to fiscal 2006 due to an increase in employees, merit increases and a higher level of cash incentive compensation achievement based on revenue and other defined performance measures.
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
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
Sarian Systems, Ltd.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”), which is now a wholly owned subsidiary of Digi International Ltd. Prior to the acquisition, Sarian was a privately held corporation. Sarian is located in the United Kingdom and is a leader in the European wireless router market. The total purchase price of $30.9 million (including $3.1 million of cash acquired) was for all of the outstanding ordinary shares of Sarian.
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
MaxStream, Inc.
On July 27, 2006, we acquired MaxStream, Inc. (“MaxStream”), a privately held corporation. The total purchase price of $40.5 million included $19.8 million in cash (including cash acquired of $3.7 million) and $20.7 million in common stock, in exchange for all outstanding shares of MaxStream’s preferred and common stock and outstanding stock options. We did not replace MaxStream’s outstanding options with Digi options.
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

The Xplore and Mesh Firmware projects were released during fiscal year 2007. The XStream Gen. 2 along with the Xbee Zigbee Firmware projects were released in fiscal year 2008. The X. Eleven project is scheduled to be completed during fiscal 2009. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We anticipate that the projected revenue from these projects will be in line with original projections.
OTHER INCOME, NET
2008 Compared to 2007
Total other income, net was $2.9 million in fiscal 2008 compared to $3.4 million in fiscal 2007. We realized interest income on marketable securities and cash and cash equivalents of $3.6 million in fiscal 2008 compared to $3.5 million in fiscal 2007. The increase in interest income was primarily due to a higher average investment balance of $77.1 million in fiscal 2008 compared to $66.7 million in fiscal 2007, which was partially offset by a decrease in the average interest rate. Before impairment on the Lehman Brothers bond, we earned an average interest rate of approximately 4.5% during fiscal 2008 compared to an approximate rate of 5.1% for fiscal 2007. Interest expense was $0.2 million in fiscal 2008 primarily related to interest on the $25.0 million short-term loan that was used to finance the Sarian acquisition, interest on capital leases and interest accrued on the deferred payment for the Spectrum acquisition. The short-term loan was paid in full in May 2008. We also recorded an other-than-temporary impairment charge of $1.0 million in fiscal 2008 for the Lehman Brothers bond included in our marketable securities portfolio (see Note 12 to our Consolidated Financial Statements). Included in other income, net for fiscal 2008, is $0.5 million of net foreign currency transaction gains.
2007 Compared to 2006
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
INCOME TAXES
Our effective income tax rate was 34.7%, 16.7% and 27.2% for fiscal 2008, 2007 and 2006, respectively.
During fiscal 2008, we reversed $0.3 million in income tax reserves primarily associated with the statutory closing of a prior U.S. federal and state tax year. We recorded an additional $0.2 million of discrete tax benefits as a result of a filing of a prior year tax return and adjustments to actual for items reported on the tax returns for fiscal 2007.

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
The effective tax rates for fiscal 2008, 2007 and 2006 are lower than the U.S. statutory rate of 35.0% primarily due to the aforementioned income tax benefits and the utilization of income tax credits and exclusions for extraterritorial income in all years and the domestic production activities deduction in all years.
As of September 30, 2008, we have domestic tax credit carryforwards of $0.2 million the majority of which will expire in 2013. We also have foreign tax credit carryforwards at September 30, 2008 of $0.2 million, the majority of which will expire in 2013.
We are required to assess the realizability of our deferred tax assets and the need for a valuation allowance against those assets in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109). We have concluded that it is more likely than not that the remaining deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2008. The amount of the net deferred tax assets realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
INFLATION
Management believes that during fiscal years 2008, 2007 and 2006, inflation has not had a material effect on our operations or on our consolidated financial position.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We had cash, cash equivalents and short-term marketable securities of $73.5 million, $85.5 million and $58.9 million at September 30, 2008, 2007 and 2006, respectively. Our working capital was $112.2 million, $115.7 million and $83.3 million at September 30, 2008, 2007 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Consolidated Statement of Cash Flow Highlights (in thousands)

	Year ended September 30,
	2008	2007	2006
Operating activities	$24,070	$26,379	$20,436
Investing activities	(22,370)	(28,715)	(23,203)
Financing activities	(2,564)	4,811	5,558
Effect of exchange rate changes on cash and cash equivalents	(3,335)	226	(107)

Net (decrease) increase in cash and cash equivalents	$(4,199)	$2,701	$2,684

Net cash provided by operating activities was $24.1 million during fiscal 2008 compared to $26.4 million during fiscal 2007, a net decrease of $2.3 million. This net decrease is primarily due to a decrease in net income of $7.4 million, a decrease of $1.5 million related to deferred income taxes, offset by $1.0 million of other-than-temporary impairment on marketable securities during fiscal 2008, $1.9 million of in-process research and development charges in fiscal 2008, $1.1 million of other non-cash items and $2.6 million of increases due to changes in working capital. Changes in working capital increased cash flows by $2.6 million primarily due to increases resulting from changes in inventories, accounts payable and income taxes payable, partially offset by changes in accounts receivable and accrued expenses. Net cash provided by operating activities was $26.4 million during fiscal 2007 compared to net cash provided by operating activities of $20.4 million during fiscal 2006, a net increase of $6.0 million. This net increase is primarily due to an increase of $8.7 million of net income and a reduction of $3.5 million for non-cash items, primarily related to deferred income taxes, in-process research and development charges and gain on sale of land during fiscal 2007, offset by increases primarily related to stock-based compensation and provisions for bad debts. Changes in working capital increased cash flows by $0.8 million resulting from increases of $2.4 million from changes in accounts receivable, income taxes payable, accounts payable and other accrued expenses offset by a reduction in cash flows of $1.6 million due to inventories as additional material purchases and production builds were planned in order to fulfill order demand.
Net cash used in investing activities was $22.4 million during fiscal 2008 compared to $28.7 million and $23.2 million used during fiscal 2007 and fiscal 2006, respectively. While net settlements from marketable securities were $8.7 million in fiscal 2008, net purchases of marketable securities were $26.0 million for fiscal 2007 and $6.0 million for fiscal 2006. Proceeds from the sale of property and equipment amounted to $6.9 million related to the sale of our building in Dortmund, Germany (see Note 11 to our Consolidated Financial Statements) and $1.0 million during fiscal 2007, while purchases of property, equipment, improvements and certain other intangible assets were $4.4 million, $2.9 million and $1.3 million for fiscal 2008, 2007 and 2006, respectively. During fiscal 2008, we paid a deposit of $0.4 million for the Dortmund building leaseback. We also used $1.3 million in fiscal 2008 and $0.8 million in fiscal 2007 for contingent purchase price payments related to the acquisition of FS Forth. During fiscal 2008, we paid $27.8 million (net of cash acquired of $3.1 million) for the acquisition of Sarian and we paid $4.0 million in cash for the acquisition of Spectrum. During fiscal 2006, we paid $16.1 million in cash (net of cash acquired of $3.7 million) for the acquisition of MaxStream. Proceeds from the sale of intellectual property were $0.2 million in fiscal 2006.
Net cash used in financing activities was $2.6 million in fiscal 2008 as $5.1 million was used to repurchase treasury stock and $0.4 million was used for capital lease obligations, partially offset by cash received from the exercise of stock options and employee stock purchase plan transactions of $2.9 million. We also borrowed and repaid a $25.0 million loan during the third quarter of fiscal 2008 to finance the Sarian acquisition. During fiscal 2007, we generated $4.8 million from financing activities primarily due to $5.2 million of cash received

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
from the exercise of stock options and employee stock purchase plan transactions. We used $0.4 million for capital lease obligations. During fiscal 2006, we generated $5.6 million from financing activities primarily due to $6.1 million of cash received from the exercise of stock options and employee stock purchase plan transactions. This was offset by $0.5 million of cash used for capital lease obligations. We entered into a $5.0 million short-term loan agreement during the fourth quarter of fiscal 2006 to finance the MaxStream acquisition and repaid the loan in the same quarter.
Management believes that current financial resources, cash generated from operations and our potential capacity for debt and/or equity financing will be sufficient to fund our business operations for the next twelve months.
The following summarizes our contractual obligations at September 30, 2008:

	Payments due by fiscal period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$10,792	$3,064	$4,376	$2,239	$1,113
Capital leases	392	324	68	—	—
Deferred payment on acquisition	5,575	—	5,575	—	—
Unrecognized tax benefits	3,652	465	1,796	1,141	250

Total contractual cash obligations	$20,411	$3,853	$11,815	$3,380	$1,363

The operating lease agreements included above relate to office space and equipment.
FOREIGN CURRENCY
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.
During 2008, we had approximately $76.1 million of net sales related to foreign customers including export sales, of which $45.7 million was denominated in foreign currency, predominately the Euro. During 2007 and 2006, we had approximately $61.2 million and $55.9 million, respectively, of net sales to foreign customers including export sales, of which $30.1 million and $23.3 million, respectively, were denominated in foreign currency, predominately the Euro. In future periods, a significant portion of sales will continue to be made in Euros and British Pounds.
During fiscal 2008, we acquired Sarian for $30.5 million, which was partially financed by an intercompany loan from both Digi U.S. for $25.0 million and Digi GmbH for $2.9 million. We estimate that the Digi GmbH intercompany loan for $2.9 million and $2.0 million of the Digi U.S. $25.0 million loan will be repaid in the foreseeable future and translation adjustments are recorded in the consolidated statements of operations. The remaining $23.0 million of the Digi U.S. intercompany loan is not expected to be repaid in the foreseeable future. Accordingly, the translation adjustments related to $23.0 million of the intercompany loan will be recorded in other comprehensive income within stockholders’ equity on our consolidated balance sheet.

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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement retained the fundamental requirements in the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defined the acquirer as the entity that obtains control of one or more businesses in the business combination and established the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also makes certain other modifications to the former Statement. SFAS 141(R) is effective for business combinations that are consummated by us beginning October 1, 2009. Early adoption is not permitted. SFAS 141(R) is expected to have a material impact on how we will identify, negotiate, and value future acquisitions and how such acquisitions will affect our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which is our fiscal years beginning October 1, 2008. We do not expect SFAS 159 to have a material impact on our consolidated financial statements, if we decide to adopt it.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). In October 2008, the FASB issued FASB Staff Position No. 157-3 (FSP 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-1 is effective upon the adoption of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 are effective for our fiscal years beginning October 1, 2008 for financial assets and financial liabilities. We are currently evaluating the impact of FSP 157-2 on our consolidated financial statements. We do not expect FSP 157-1 to have a material impact on our consolidated financial statements.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
Under these criteria, product revenue is generally recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.4 million at September 30, 2008 and 2007.
We also generate revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 0.8% of net sales in fiscal 2008, 0.4% of net sales in fiscal 2007, and 1.3% of net sales in fiscal 2006. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
CASH EQUIVALENTS AND MARKETABLE SECURITIES
We regularly monitor and evaluate the realizable value of our marketable securities to determine if an impairment exists in any of the securities. SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) defines an impairment as any security where the market value is below the cost basis on a security-by-security basis. We review the length of time the security was impaired, the significance of the impairment and market factors affecting the value of the security. For each impaired security, we then determine whether or not we believe the impairment was “other-than-temporary.” During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1.0 million on a bond issued by Lehman Brothers with a par amount of $1.2 million. This impairment reflects the estimated decline in the value of this security precipitated by the bankruptcy of the security’s issuer. In addition, as of September 30, 2008 we have unrealized losses in our marketable securities of $2.8 million that we determined are not other-than-temporarily impaired.
The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of these securities, currently and in the future. The fair value of our securities could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges for other securities in our investment portfolio. We will continue to monitor the fair value of securities and relevant market conditions and we will record additional impairment charges in the future if circumstances warrant such charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.7 million at September 30, 2008 and $0.5 million at September 30, 2007.
INVENTORY AND RESERVES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for the net realizable value of inventories. The reserve for excess and obsolete inventory was $1.7 million and $2.0 million at September 30, 2008 and 2007, respectively.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, customer relationships, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business combination. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to thirteen years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statement of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded currently. To the extent that our undiscounted future cash flows were to decline substantially, such an impairment charge could result. No impairment was identified during fiscal 2008. There are certain assumptions inherent in projecting the recoverability of our identifiable intangible assets. If actual experience differs from the assumptions made, our consolidated results of operations or financial position could be materially impacted. We also periodically evaluate the appropriateness of the remaining useful lives of long-lived assets and the method of depreciation or amortization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired and is not amortized. However, in accordance with SFAS No. 142, goodwill is subject to an impairment assessment at least annually which may result in a charge to operations if the fair value of the reporting unit in which the goodwill is reported declines. There are certain assumptions inherent in projecting the fair value of goodwill. Significant assumptions include our estimates of future cash flows and the cost of capital. These and other estimates are based upon information that we use to prepare our annual and five year business plan projections. If actual experience differs from the assumptions made, our consolidated results of operations or financial position could be materially impacted.
We performed our annual goodwill impairment assessment as of June 30, 2008, on our one reporting unit. Based on our analysis, we conclude that the fair value of our reporting unit exceeds the carrying amount and therefore goodwill is not considered impaired. When the assessment was performed, our market capitalization, which is an indicator of fair value, was below the carrying value of our reporting unit due to significant declines in our stock price during the year. However, an estimated control premium was also used in our determination of fair value. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. Therefore, the fair value of our reporting unit was measured using our market capitalization as of June 30, 2008, plus a control premium in a range of 20% to 30%. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years. The control premium used in our determination of fair value is subject to management judgment, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations. (See Note 3 to our Consolidated Financial Statements).
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
Effective October 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of our adoption of FIN 48, we recognized an increase in our existing liabilities for unrecognized tax benefits of $1.1 million and additional deferred tax assets of $0.6 million, with an offsetting cumulative effect adjustment resulting in a decrease to the opening balance of retained earnings of $0.5 million. At the adoption date, we had $3.5 million of gross unrecognized tax benefits and accrued interest and penalties of $0.5 million. In conjunction with our adoption of FIN 48, we reclassified $4.0 million of unrecognized tax benefits to a long-term liability as we do not expect significant payments to occur over the next 12 months. If all of our unrecognized tax benefits were recognized, approximately $3.7 million would impact our effective tax rate before the benefit recognized related to corresponding deferred tax assets. We recognize interest and penalties related to income tax matters in income tax expense. During the year ended September 30, 2008, we recognized $0.2 million in interest and penalties. As of September 30, 2008, we have accrued $0.7 million in interest and penalties on our consolidated balance sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
INCOME TAXES (CONTINUED)
During fiscal 2008, we reversed $0.3 million in income tax reserves primarily associated with the statutory closing of prior U.S. federal and state tax year. We recorded an additional $0.2 million of discrete tax benefits as a result of a filing of a prior year tax return and adjustments to actual for items reported on the tax returns for fiscal 2007. During fiscal 2007, we reversed $3.6 million in income tax reserves primarily associated with the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year. We also recorded other discrete tax benefits of $0.7 million related to the filing of U.S. amended tax returns, enactment of the extension of the research and development tax credit, and adjustments to actual for items reported on the tax returns filed for fiscal 2006. During fiscal 2006, we recorded discrete tax benefits of $1.6 million, primarily related to the settlement of an audit with the French government of certain of our prior fiscal years income tax returns.
Certain open tax years are expected to close in future years that may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. We are no longer subject to income tax examination for taxable years prior to fiscal 2005 and 2004 in the case of U.S. federal and non-U.S. income tax authorities, respectively, and for tax years generally before fiscal 2004, in the case of state taxing authorities, consisting primarily of Minnesota and California.
The U.S. income tax credit for increased research and development expired on December 31, 2007. Accordingly, the fiscal year 2008 financial statements reflect the credit earned on activity through December 31, 2007. On October 3, 2008 the president signed the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 that retroactively extended the credit until December 31, 2009. The tax benefit of the extended credit earned on activity from January 1, 2008 to September 30, 2008 will be recorded in the first quarter of fiscal 2009.
At September 30, 2008, we have approximately $5.2 million of accumulated undistributed earnings of controlled foreign subsidiaries that are considered to be reinvested indefinitely as of such date pursuant to paragraph 12 of Accounting Principles Board (APB) No. 23, “Accounting for Income Taxes.” Accordingly, no deferred tax has been provided on such earnings. If the applicable earnings were remitted to us, applicable U.S. federal tax would be substantially offset by available foreign tax credits.
Deferred tax assets and liabilities are recorded based on SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). The amount of deferred tax assets and liabilities actually realized could be impacted by differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If we determine that it is more likely than not that a deferred tax asset will not be realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in estimated future taxable income is determined. We have determined that a valuation allowance is not required as of September 30, 2008.
STOCK-BASED COMPENSATION
Effective October 1, 2005, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which revises SFAS 123 and supersedes APB 25. This standard requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Under this statement, we must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
STOCK-BASED COMPENSATION (CONTINUED)
period). For fiscal 2008, 2007 and 2006, stock-based compensation resulted in an increase in compensation expense of $3.7 million, $3.0 million and $2.3 million, respectively. (See Note 9 to our Consolidated Financial Statements)
SELF-INSURED LIABILITIES
We are self-insured and retain a significant portion of the risk for certain losses related to health and dental liability claims. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. Through various methods, including data received from our health claims administrator and our analysis of historical trends, we estimate the costs of these risks. We believe the amounts accrued are adequate, although actual losses may differ from the amounts provided. We maintain stop-loss coverage to limit the exposure related to certain risks.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from 90 days to five years from the date of receipt. We have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $1.2 million for each of the years ended September 30, 2008 and 2007 and $1.1 million for the year ended September 30, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge against interest rate risk as all investments are currently held to maturity and the majority of our investments mature in less than a year.
FOREIGN CURRENCY RISK
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.
During 2008, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 13.0% from 1.3305 to 1.5038, the average monthly exchange rate for the British Pound to the U.S. Dollar increased approximately 0.2% from 1.9690 to 1.9730 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 10.6% from .0084 to .0093. A 10.0% change from the 2008 average exchange rate for the Euro, British Pound and Yen to the U.S. Dollar would have resulted in a 1.6% increase or decrease in annual net sales and a 2.1% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we may need to consider in response to changes in the exchange rate.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of commercial paper and corporate bonds. We may have some exposure related to the fair value of our securities, which could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges for other securities in our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 8 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) beginning October 1, 2007.
As discussed in Management’s Report on Internal Control over Financial Reporting, management has excluded Sarian Systems, Ltd. from its assessment of internal control over financial reporting as of September 30, 2008 because it was acquired by the Company in a purchase business combination during fiscal year 2008. We have also excluded Sarian Systems, Ltd. from our audit of internal control over financial reporting. Sarian Systems, Ltd. is a wholly-owned subsidiary whose assets and total revenues represent 2.4% and 3.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2008.
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
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 25, 2008

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common share data)

For the fiscal years ended September 30,	2008	2007	2006
Net sales	$185,056	$173,263	$144,663
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	83,096	77,376	62,322
Amortization of purchased and core technology	4,091	4,541	4,836

Gross profit	97,869	91,346	77,505

Operating expenses:
Sales and marketing	36,879	33,499	28,591
Research and development	27,040	24,176	20,861
General and administrative	16,035	13,343	12,830
Acquired in-process research & development	1,900	—	2,000

Total operating expenses	81,854	71,018	64,282

Operating income	16,015	20,328	13,223

Other income (expense):
Interest income	3,579	3,482	2,426
Interest expense	(174)	(86)	(213)
Impairment of marketable security	(1,015)	—	—
Other income (expense)	510	—	(169)

Total other income, net	2,900	3,396	2,044

Income before income taxes	18,915	23,724	15,267
Income tax provision	6,564	3,951	4,154

Net income	$12,351	$19,773	$11,113

Net income per common share:
Basic	$0.48	$0.78	$0.48

Diluted	$0.47	$0.76	$0.46

Weighted average common shares, basic	25,659	25,259	23,338

Weighted average common shares, diluted	26,242	26,121	24,080

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

As of September 30,	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,176	$18,375
Marketable securities	59,337	67,111
Accounts receivable, net	24,310	21,022
Inventories	30,240	26,130
Deferred tax assets	2,100	2,096
Other	3,006	2,865

Total current assets	133,169	137,599
Marketable securities	179	2,081
Property, equipment and improvements, net	16,255	19,987
Identifiable intangible assets, net	34,032	24,214
Goodwill	86,578	66,817
Deferred tax assets	553	705
Other	650	423

Total assets	$271,416	$251,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$267	$379
Accounts payable	10,343	6,554
Income taxes payable	182	3,156
Accrued expenses:
Compensation	5,981	7,080
Warranty	1,214	1,155
Other	2,593	3,382
Deferred revenue	353	190

Total current liabilities	20,933	21,896
Capital lease obligations, net of current portion	78	358
Deferred tax liabilities	7,582	6,667
Income taxes payable	4,358	—
Deferred payment on acquisition	5,575	—
Deferred gain on building sale — leaseback	956	—

Total liabilities	39,482	28,921

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,335,876 and 28,153,763 shares issued	283	281
Additional paid-in capital	177,614	172,156
Retained earnings	78,625	66,782
Accumulated other comprehensive (loss) income	(1,897)	2,121
Treasury stock, at cost, 2,960,457 and 2,606,419 shares	(22,691)	(18,435)

Total stockholders’ equity	231,934	222,905

Total liabilities and stockholders’ equity	$271,416	$251,826

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the fiscal years ended September 30,	2008	2007	2006
Operating activities:
Net income	$12,351	$19,773	$11,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,488	2,453	2,711
Amortization of identifiable intangible assets and other assets	6,830	7,712	7,855
Bad debt provision and (product return recoveries)	308	(93)	(368)
Gain on sale of intellectual property	—	—	(247)
Provision for inventory obsolescence	536	369	542
Excess tax benefits from stock-based compensation	(184)	(621)	(726)
Impairment on marketable security	1,015	—	—
Stock-based compensation	3,697	3,025	2,289
Deferred income taxes	(1,624)	(115)	1,700
Acquired in-process research & development	1,900	—	2,000
(Gain) loss on sale of property and equipment	(3)	(427)	82
Amortization of deferred gain on building sale	(142)	—	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,838)	(142)	(818)
Inventories	(3,093)	(4,448)	(2,883)
Other assets	96	125	(195)
Income taxes payable	7	(270)	(631)
Accounts payable	3,322	(508)	(1,174)
Accrued expenses	(1,596)	(454)	(814)

Net cash provided by operating activities	$24,070	$26,379	$20,436

Investing activities:
Purchase of held-to-maturity marketable securities	(69,196)	(92,742)	(48,881)
Proceeds from maturities of held-to-maturity marketable securities	77,857	66,757	42,858
Proceeds from sale of intellectual property	—	—	247
Proceeds from sale of property and equipment	6,954	950	—
Purchase of property, equipment, improvements and certain other intangible assets	(4,425)	(2,899)	(1,331)
Increase in restricted cash — non-current	(392)	—	—
Contingent purchase price payments related to FS Forth-Systeme GmbH	(1,315)	(781)	—
Acquisition of businesses, net of cash acquired	(31,853)	—	(16,096)

Net cash used in investing activities	(22,370)	(28,715)	(23,203)

Financing activities:
Payments on capital lease obligations	(361)	(369)	(490)
Borrowing on note payable	25,000	—	5,000
Payment on note payable	(25,000)	—	(5,000)
Purchase of treasury stock	(5,104)	—	—
Proceeds from stock option plan transactions	1,699	3,389	4,558
Proceeds from employee stock purchase plan transactions	1,018	1,170	764
Excess tax benefits from stock-based compensation	184	621	726

Net cash (used) provided by financing activities	(2,564)	4,811	5,558
Effect of exchange rates changes on cash and cash equivalents	(3,335)	226	(107)

Net (decrease) increase in cash and cash equivalents	(4,199)	2,701	2,684
Cash and cash equivalents, beginning of period	18,375	15,674	12,990

Cash and cash equivalents, end of period	$14,176	$18,375	$15,674

Supplemental Cash Flows Information:
Interest paid	$136	$86	$213
Income taxes paid, net	$8,143	$4,072	$2,871
Other non-cash financing and investing items:
Deferred payment liability related to acquisition	$5,537	$—	$—
Equipment acquired under capital lease	$9	$—	$—
Accrual for FS Forth-Systeme GmbH contingent purchase price payment	$—	$950	$800
Issuance of common stock for MaxStream acquisition	$—	$—	$20,704
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
For the years ended September 30, 2008, 2007 and 2006

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Income	Equity
Balances, September 30, 2005	25,457	$255	2,795	$(19,766)	$136,513	$35,896	$639	$153,537

Net income						11,113		11,113
Foreign currency translation adjustment							301	301

Total comprehensive income								11,414

Employee stock purchase issuances			(83)	588	176			764
Issuance of stock upon exercise of stock options	615	6			4,552			4,558
Tax benefit realized upon exercise of stock options					564			564
Stock-based compensation expense					2,289			2,289
Issuance of stock — MaxStream acquisition	1,677	16			20,688			20,704

Balances, September 30, 2006	27,749	277	2,712	(19,178)	164,782	47,009	940	193,830

Net income						19,773		19,773
Foreign currency translation adjustment							1,181	1,181

Total comprehensive income								20,954

Employee stock purchase issuances			(106)	743	427			1,170
Issuance of stock upon exercise of stock options	405	4			3,385			3,389
Tax benefit realized upon exercise of stock options					537			537
Stock-based compensation expense					3,025			3,025

Balances, September 30, 2007	28,154	281	2,606	(18,435)	172,156	66,782	2,121	$222,905

Net income						12,351		12,351
Foreign currency translation adjustment							(4,018)	(4,018)

Total comprehensive income								8,333

Cumulative effect from adoption of FIN 48						(508)		(508)
Employee stock purchase issuances			(117)	848	170			1,018
Purchase of treasury stock			471	(5,104)				(5,104)
Issuance of stock upon exercise of stock options	182	2			1,697			1,699
Tax benefit realized upon exercise of stock options					(106)			(106)
Stock-based compensation expense					3,697			3,697

Balances, September 30, 2008	28,336	$283	2,960	$(22,691)	$177,614	$78,625	$(1,897)	$231,934

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
CASH EQUIVALENTS
Cash equivalents consist of money market accounts and other highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturities of these investments.
MARKETABLE SECURITIES
Marketable securities consist of commercial paper, corporate bonds and government municipal bonds. All marketable securities are classified as held-to-maturity and are carried at amortized cost. We estimate the fair value of our securities based upon many factors, including the use of quoted market prices on the secondary trading market, valuation techniques and understanding of the financial solvency of the security issuers.
We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider factors including how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these securities has occurred and is other-than-temporary, we would record a charge to other income (expense). As described in Note 12, we hold one security that is other-than-temporarily impaired.
ACCOUNTS RECEIVABLE
Accounts receivable are stated at the amount we expect to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The following factors are considered when determining the collectibility of specific customer accounts: customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts. Based on our assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating fair market value.
PROPERTY, EQUIPMENT AND IMPROVEMENTS
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over the estimated asset useful lives. Furniture and fixtures and other equipment are depreciated over a period of three to five years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Equipment under capital lease is depreciated over the lease term. We own and occupy two buildings located in Minnetonka and Eden Prairie, Minnesota. During fiscal 2008, we sold our building in Dortmund, Germany and we are currently leasing back approximately 40% of the space over a period of five years.
Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased in-process research and development costs (IPR&D) are expensed upon consummation of the related business acquisition. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to thirteen years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statement of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expense as a component of general and administrative expense.
In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the current period. No impairments were identified during fiscal 2008, 2007 or 2006.

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
We performed our annual goodwill impairment assessment as of June 30, 2008. Based on our analysis, we conclude that the fair value of our reporting unit exceeds the carrying amount and therefore goodwill is not considered impaired. When the assessment was performed, our market capitalization, which is an indicator of fair value, was below the carrying value of our reporting unit due to significant declines in our stock price during the year. However, an estimated control premium was also used in our determination of fair value. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. Therefore, the fair value of our reporting unit was measured using our market capitalization as of June 30, 2008, plus a control premium.
The estimated control premium was determined by a review of premiums paid for similar companies over the past five years. The control premium used in our determination of fair value is subject to management judgment, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our financial position and results of operations (see Note 3). As of September 30, 2008, our market capitalization exceeded our carrying value.
We also performed our annual goodwill impairment assessment as of June 30, 2007 and 2006 for our one reporting unit. Since the calculated fair value of the reporting unit exceeded book value at each of these dates, there was no impairment identified in those years.
REVENUE RECOGNITION
We recognize revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements” (SAB 104), Statement of Financial Accounting Standards No. 48 “Revenue Recognition when the Right of Return Exists” (SFAS 48), Statement of Position No. 97-2 “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-4 “Deferral of the Effective Date of Certain Provisions of SOP No. 97-2”, SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and Emerging Issues Task Force (EITF) 00-21 “Revenue Arrangements with Multiple Deliverables”.
Revenue recognized for product sales was 99.2% of net sales in fiscal 2008, 99.6% of net sales in fiscal 2007 and 98.7% in fiscal 2006. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectibility is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including Direct (end-user) / OEMs and distributors. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
We also generate revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 0.8% of net sales in fiscal 2008, 0.4% of net sales in fiscal 2007, and 1.3% of net sales in fiscal 2006. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Royalty revenue is recognized when cash is received from the customer. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
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
INCOME TAXES
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is equal to the tax payable for the period and the change during the period in deferred tax assets and liabilities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME PER COMMON SHARE (CONTINUED)
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

Years ended September 30,	2008	2007	2006

Numerator:
Net income	$12,351	$19,773	$11,113

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,659	25,259	23,328

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	583	862	742

Denominator for diluted net income per common share — adjusted weighted average shares	$26,242	$26,121	$24,080

Basic net income per common share	$0.48	$0.78	$0.48

Diluted net income per common share	$0.47	$0.76	$0.46
We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under the treasury stock method, the exercise price of an option, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.
Stock options to purchase 2,336,693, 573,134 and 1,327,000 common shares at September 30, 2008, 2007 and 2006, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be antidilutive whether or not we generate net income.
STOCK-BASED COMPENSATION
Effective October 1, 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), as amended by FASB Staff Position No. SFAS 123(R)-4, using the modified prospective method of application. This standard requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Under this statement, we must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year-end. Statements of operations accounts are translated at the weighted average rates of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency exchange transactions are reflected in the statement of operations. Net transaction gains of $0.5 million were recorded to other income (expense) for fiscal 2008. Net transaction gains and losses credited or expensed to general and administrative expenses for fiscal years 2007 and 2006 were immaterial. We have not implemented a hedging strategy to reduce the risk of foreign currency translation exposures.
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
COMPREHENSIVE INCOME
Our comprehensive income is comprised of net income and foreign currency translation adjustments, which are charged or credited to the accumulated other comprehensive income account in stockholders’ equity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)
In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement retained the fundamental requirements in the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defined the acquirer as the entity that obtains control of one or more businesses in the business combination and established the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This Statement also makes certain other modifications to the former Statement. SFAS 141(R) is effective for business combinations that are consummated by us beginning October 1, 2009. Early adoption is not permitted. SFAS 141(R) is expected to have a material impact on how we will identify, negotiate, and value future acquisitions and how such acquisitions will affect our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which is our fiscal years beginning October 1, 2008. We do not expect SFAS 159 to have a material impact on our consolidated financial statements, if we decide to adopt it.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). In October 2008, the FASB issued FASB Staff Position No. 157-3 (FSP 157-3) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-1 is effective upon the adoption of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 are effective for our fiscal years beginning October 1, 2008 for financial assets and financial liabilities. We are currently evaluating the impact of FSP 157-2 on our consolidated financial statements. We do not expect FSP 157-1 to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS
Sarian Systems, Ltd.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”), which is now a wholly owned subsidiary of Digi International Ltd. Prior to the acquisition, Sarian was a privately held corporation located in the United Kingdom. The total purchase price of $30.9 million, net of $3.1 million of cash acquired, was for all of the outstanding ordinary shares of Sarian.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in non-deductible goodwill of $15.4 million and a charge of $1.9 million for acquired in-process research and development. We believe that the acquisition resulted in the recognition of goodwill primarily because Sarian’s wireless IP-based routing capability is highly complementary to our market approach and significantly expands our wireless offering.
Sarian’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheet as of September 30, 2008 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The table below sets forth the final purchase price allocation (in thousands):

Cash, including direct acquisition costs	$30,920

Fair value of net tangible assets acquired	$4,055
Identifiable intangible assets:
Existing purchased and core technology	7,800
Existing customer relationships	4,800
Trade names	340
Non-compete agreements	300
In-process research and development	1,900
Goodwill	15,432
Deferred tax liabilities related to identifiable intangibles	(3,707)

$30,920

The weighted average useful life for all the identifiable intangibles listed above is 7.1 years. The weighted average useful life for each intangible asset class is as follows: purchased and core technology — 4.7 years, customer relationships — 11.0 years, trade names — 8.5 years, and non-compete agreements — 3.0 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
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
We utilized the excess earnings method, a variation of the income approach, to determine the estimated fair value of the acquired in-process research and development. The estimated values are based upon the future cash flows to be generated by these in-process research and development projects over the projected period. These estimates were based on the following assumptions:
•	The estimated revenues were based upon our estimate of revenue growth for each of the products over the next ten fiscal years, using the assumption that all revenue recorded after the ten year period will be generated from future technologies.

•	The estimated operating expenses were based on consideration of historical selling, general and administrative expenses as a percentage of sales and Sarian’s projected operating expenses.

•	Maintenance research and development, defined as the research and development necessary to sustain the existing technology and its revenue stream, was also included as an operating expense. The estimated remaining cost to complete each in-process research and development technology was also included in operating expenses.

•	When applying the excess earnings method, the cash flows expected to be generated by an asset are discounted to their present value equivalent using a rate of return that reflects the relative risk of the investment, as well as the time value of money. This return, known as the weighted average cost of capital (“WACC”), is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The discount rate used in the excess earnings method was 35%. Premiums were added to the WACC to account for the inherent risks in the development of the products, the risks of the products being completed on schedule, and the risk of the eventual sales of the product meeting the expectations of the Company. We used a 35% rate of return for the in-process research and development projects.
We anticipate that all the projects will be completed by the end of calendar year 2008 and are expected to start generating revenues beginning in calendar year 2009. The estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Sarian had occurred as of the beginning of each of the periods presented (in thousands, except per common share amounts). Pro forma adjustments include in each year, amortization of identifiable intangible assets and the $1.9 million charge related to acquired in-process research and development associated with the Sarian acquisition.

	Year ended September 30,
	2008	2007
Net sales	$192,734	$183,905
Net income	$11,537	$17,205
Net income per common share, basic	$0.45	$0.68
Net income per common share, diluted	$0.44	$0.66
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the Sarian acquisition occurred as of the beginning of each of the periods presented above, nor are they necessarily indicative of the results that will be obtained in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
Spectrum Design Solutions, Inc.
On July 23, 2008, we acquired Spectrum Design Solutions, Inc. (“Spectrum”), which is a wholly owned subsidiary of Digi International Inc. Prior to the acquisition, Spectrum was a privately held Minneapolis-based corporation and a leading wireless design services organization. The acquisition was a cash merger for $10.0 million of which $4.0 million was paid on the acquisition date, $3.0 million will be paid in January 2010, and the remaining $3.0 million will be paid in July 2011. These remaining payments totaling $6.0 million were recorded as a liability on our consolidated balance sheet at their present value of $5.5 million, on which interest will be accrued up until the time of payment.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in non-deductible goodwill of $5.5 million. We believe that the acquisition resulted in the recognition of goodwill primarily because Spectrum can provide a more complete Drop-in Networking solution to customers who will often need customized gateways, connectware and application development support.
Spectrum’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheet as of September 30, 2008 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The table below sets forth the final purchase price allocation (in thousands):

Cash, including direct acquisition costs	$4,067
Deferred payments — Spectrum shareholders (present value of $6.0 million)	5,537

Total purchase price	$9,604

Fair value of net tangible assets acquired	$283
Identifiable intangible assets:
Existing purchased and core technology	800
Existing customer relationships	2,100
Trade names	80
Non-compete agreements	800
Goodwill	5,541

$9,604

The weighted average useful life for all the identifiable intangibles listed above is 8.5 years. The weighted average useful life for each intangible asset class is as follows: purchased and core technology — 5 years, customer relationships — 11 to 13 years, trade names — 5 years and non-compete agreements — 2 to 4 years.
Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern at which the asset is consumed. We do not expect the above intangible assets to have any significant residual value once they become fully amortized.
We have determined that the Spectrum acquisition was not material to our consolidated results of operations or financial condition. Therefore, pro forma financial information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
MaxStream, Inc.
On July 27, 2006, we acquired MaxStream, Inc. (MaxStream), a privately held corporation and a leader in the wireless device networking market. The total purchase price of $40.5 million included $19.8 million in cash, net of cash acquired of $3.7 million, and $20.7 million in common stock, in exchange for all outstanding shares of MaxStream’s preferred and common stock and outstanding stock options. This purchase consideration includes an adjustment of $0.6 million pertaining to the closing working capital of MaxStream as of July 27, 2006. We did not replace MaxStream’s outstanding options with Digi options. The value of our common stock was based on a per share value of $12.35, calculated as the average market price of the common stock during the two business days immediately preceding July 27, 2006 when the parties reached agreement on terms and announced the acquisition.
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
MaxStream’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheets as of September 30, 2008 and 2007 reflect the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The Xplore and Mesh Firmware projects were released during fiscal year 2007. The XStream Gen. 2 along with the Xbee Zigbee Firmware projects were released in fiscal year 2008. The X. Eleven project is scheduled to be completed during fiscal 2009. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We anticipate that the projected revenue from these projects will be in line with original projections.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of MaxStream had occurred as of the beginning of the period presented. Pro forma adjustments include amortization of identifiable intangible assets. The pro forma net income for the year ended September 30, 2006 includes the $2.0 million charge related to acquired in-process research and development associated with the MaxStream acquisition.
(in thousands, except per common share amounts)

Year ended
September 30, 2006
Net sales	$155,749
Net income	$10,738
Net income per common share, basic	$0.46
Net income per common share, diluted	$0.45
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the MaxStream acquisition occurred as of the beginning of the period presented above, nor are they necessarily indicative of the results that will be obtained in the future.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Identifiable Intangible Assets
Amortized identifiable intangible assets as of September 30, 2008 and 2007 are comprised of the following (in thousands):

	As of September 30, 2008			As of September 30, 2007
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net

Purchased and core technology	$46,660	$(30,745)	$15,915	$38,702	$(26,689)	$12,013
License agreements	2,440	(2,440)	—	2,440	(2,290)	150
Patents and trademarks	8,906	(4,682)	4,224	7,925	(3,818)	4,107
Customer maintenance contracts	700	(464)	236	700	(394)	306
Customer relationships	18,137	(5,472)	12,665	11,613	(3,975)	7,638
Non-compete agreements	1,075	(83)	992	—	—	—

Total	$77,918	$(43,886)	$34,032	$61,380	$(37,166)	$24,214

Amortization expense for fiscal years 2008, 2007 and 2006 is as follows (in thousands):

Fiscal year	Total
2008	$6,830
2007	$7,579
2006	$7,484
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2009	$7,700
2010	$7,253
2011	$5,362
2012	$3,952
2013	$2,962
Goodwill
The changes in the carrying amount of goodwill for fiscal 2008 and 2007 are as follows (in thousands):

	2008	2007
Beginning balance, October 1	$66,817	$65,841
Acquisition of Sarian	15,432	—
Acquisition of Spectrum	5,541	—
Acquisition of MaxStream	—	(374)
Acquisition of FS Forth	—	950
Currency translation adjustments	(1,212)	400

Ending balance, September 30	$86,578	$66,817

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have a single operating and reporting segment. Our revenues consist of products that are in non-embedded and embedded product groupings. Non-embedded products are connected externally to a device or larger system to provide wired or wireless network connectivity or port expansion, while embedded products are being used by a product developer to build an electronic device in which the product provides processing power, wired Ethernet, or wireless network connectivity to that device. The products included in the non-embedded product grouping include cellular routers, gateways, wireless communication adapters, console and serial servers, USB connected products, remote display products, cameras and sensors, serial cards and network management software. The products included in the embedded product grouping include modules, chips, software and development tools, design services, single-board computers and network interface cards. The following table provides revenue by product grouping (in thousands):

	Year ended September 30
	2008	2007	2006
Non-embedded	$98,442	$98,879	$86,638
Embedded	86,614	74,384	58,025

Total net sales	$185,056	$173,263	$144,663

The information in the following table provides revenue by the geographic location of the customer for the years ended September 30, 2008, 2007 and 2006 (in thousands):

	Year ended September 30,
	2008	2007	2006
North America	$107,336	$112,021	$88,770
Europe, Middle East & Africa	52,956	41,384	35,104
Asia Pacific	19,672	15,597	16,557
Latin America	5,092	4,261	4,232

Total net sales	$185,056	$173,263	$144,663

Net property, equipment and improvements by geographic location (in thousands):

	As of September 30,
	2008	2007	2006
United States	$14,920	$13,989	$13,870
International, primarily Europe	1,335	5,998	5,618

Total net property, equipment and improvements	$16,255	$19,987	$19,488

Our U.S. export sales comprised 34.8%, 31.3% and 35.4% of net sales for the years ended September 30, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. SELECTED BALANCE SHEET DATA

As of September 30, (in thousands)	2008	2007

Accounts receivable, net:
Accounts receivable	$25,007	$21,501
Less allowance for doubtful accounts	697	479

	$24,310	$21,022

Inventories:
Raw materials	$20,979	$20,097
Work in process	981	816
Finished goods	8,280	5,217

	$30,240	$26,130

Property, equipment and improvements, net:
Land	$1,800	$2,447
Buildings	10,522	21,796
Improvements	3,227	3,078
Equipment	13,940	12,254
Purchased software	10,680	9,662
Furniture and fixtures	1,445	1,662

	41,614	50,899
Less accumulated depreciation and amortization	25,359	30,912

	$16,255	$19,987

Other accrued expenses:
Accrued professional fees	$507	$522
Deferred gain on building sale — short-term	273	—
Contingent purchase price accrual	—	950
Other accrued expenses	1,813	1,910

	$2,593	$3,382

Included in equipment at September 30, 2008 is $1.0 million of equipment under capital leases with accumulated depreciation of $0.7 million. Depreciation expense was $2.5 million, $2.5 million and $2.7 million for the years ended September 30, 2008, 2007 and 2006, respectively.
6. FINANCIAL GUARANTEES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from 90 days to five years from the date of receipt. We have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2008, 2007 and 2006 (in thousands):

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1,	issued	made	September 30,
2008	$1,155	$979	$(920)	$1,214
2007	$1,104	$877	$(826)	$1,155
2006	$1,187	$454	$(537)	$1,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. FINANCIAL GUARANTEES (CONTINUED)
We are not responsible for and do not warrant that customer software versions created by OEM customers based upon our software source code will function in a particular way, conform to any specifications, are fit for any particular purpose and we do not indemnify these customers from any third party liability as it relates to or arises from any customization or modifications made by the OEM customer.
7. CAPITAL LEASE OBLIGATIONS AND SHORT-TERM BORROWINGS
On April 22, 2008, we entered into a short-term loan agreement with Wells Fargo Bank, N.A. in the amount of $25.0 million. This short-term loan was used to finance the Sarian acquisition (see Note 2). Interest was based on a one-month fixed LIBOR rate at the first day of the loan plus 0.30% until May 23, 2008, at which time the rate was changed to a daily LIBOR rate plus 0.30% and ranged between 2.41% and 3.20% from the date of the loan through May 29, 2008. The total interest paid on the loan was $42,134. Per the terms of the agreement, payment of the outstanding balance was due November 30, 2008; however, we had the option to prepay without penalty. In May 2008, we repaid the entire $25.0 million utilizing the proceeds from the sales of our marketable securities upon maturity.
On July 26, 2006, we entered into a short-term loan agreement in the amount of $5.0 million to finance the July 27, 2006 acquisition of MaxStream, Inc. (see Note 2). Interest was based on the daily LIBOR rate plus 0.35% which ranged between 5.64% and 5.70% from the date of the loan through August 17, 2006 and amounted to $11,619. Per the terms of the agreement, payment of the outstanding balance was due October 31, 2006; however, we had the option to prepay without penalty. We paid the note in full on August 17, 2006.
The following table summarizes future amounts due under capital leases (in thousands):

Fiscal Year
2009	$324
2010	67
2011	1

Total minimum payments required	392
Less interest on capital lease obligations	(47)

Net minimum principal payments	345
Less capital lease obligations, current portion	(267)

Capital leases obligations, net of current portion	$78

8. INCOME TAXES
The components of income before income taxes are as follows (in thousands):

	For the years ended September 30,
	2008	2007	2006
United States	$16,648	$18,375	$12,287
International	2,267	5,349	2,980

	$18,915	$23,724	$15,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
The components of the income tax provision are as follows (in thousands):

	For the years ended September 30,
	2008	2007	2006
Current:
Federal	$6,654	$2,333	$2,248
State	622	1,119	991
Foreign	912	614	(785)
Deferred:
U.S.	(1,983)	(688)	951
Foreign	359	573	749

	$6,564	$3,951	$4,154

The net deferred tax liability at September 30 consists of the following (in thousands):

	2008	2007
Current deferred tax asset	$2,100	$2,096
Non-current deferred tax asset	553	705
Non-current deferred tax liability	(7,582)	(6,667)

Net deferred tax liability	$(4,929)	$(3,866)

	2008	2007
Uncollectible accounts and other reserves	$1,705	$1,097
Depreciation and amortization	966	1,107
Inventories	126	397
Compensation costs	2,142	1,406
Tax credit carryforwards	363	1,315
Identifiable intangible assets	(10,231)	(9,188)

Net deferred tax liability	$(4,929)	$(3,866)

As of September 30, 2008, we have domestic tax credit carryforwards of $0.2 million the majority of which will expire in 2013. We also have foreign tax credit carryforwards at September 30, 2008 of $0.2 million, the majority of which will expire in 2013.
We have concluded that it is more likely than not that our deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities, and therefore no valuation allowance has been established at September 30, 2008. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, a valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax rate to our effective income tax rate for the years ended September 30 is as follows:

	2008	2007	2006
Statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	0.2	3.5	4.2
Utilization of tax credits	(2.0)	(4.1)	(2.7)
Manufacturing deduction	(2.6)	(1.3)	(3.3)
Foreign taxes	(0.1)	0.9	—
Acquired in-process research and development	2.8	—	4.6
Adjustment of tax contingency reserves	1.4	(18.2)	(10.4)
Non-deductible stock-based compensation	0.7	0.5	0.8
Other, net	(0.7)	0.4	(1.0)

	34.7%	16.7%	27.2%

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of October 1, 2007	$3,464
Increases related to:
Prior year income tax positions	27
Current year income tax positions	471
Decreases related to:
Prior year income tax positions	(32)
Settlements	—
Expiration of the statute of limitations	(278)

Unrecognized tax benefits as of September 30, 2008	$3,652

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $3.5 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the year ended September 30, 2008, we recognized $0.2 million in interest and penalties. As of September 30, 2008, we have accrued $0.7 million in interest and penalties on our consolidated balance sheet.
There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.
During fiscal 2008, we reversed $0.3 million in income tax reserves primarily associated with the statutory closing of a prior U.S. federal and state tax year. We recorded an additional $0.2 million of discrete tax benefits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
as a result of a filing of a prior year tax return and adjustments to actual for items reported on the tax returns for fiscal 2007.
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
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. We are no longer subject to income tax examination for taxable years prior to fiscal 2005 and 2004 in the case of U.S. federal and non-U.S. income tax authorities, respectively, and for tax years generally before fiscal 2004, in the case of state taxing authorities, consisting primarily of Minnesota and California.
The U.S. income tax credit for increased research and development expired on December 31, 2007. Accordingly, the fiscal year 2008 financial statements reflect the credit earned on activity through December 31, 2007. On October 3, 2008 the President signed the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 that retroactively extended the credit until December 31, 2009. The tax benefit of the extended credit earned on activity from January 1, 2008 to September 30, 2008 will be recorded in the first quarter of fiscal 2009.
At September 30, 2008, we have approximately $5.2 million of accumulated undistributed earnings of controlled foreign subsidiaries that are considered to be reinvested indefinitely as of such date pursuant to paragraph 12 of Accounting Principles Board (APB) No. 23, “Accounting for Income Taxes.” Accordingly, no deferred tax has been provided on such earnings. If the applicable earnings were remitted to us, applicable U.S. federal tax would be substantially offset by available foreign tax credits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
The Stock Option Plan and the Non-Officer Plan include nonstatutory stock options (NSOs) and the Stock Option Plan also includes incentive stock options (ISOs) to employees and others who provide services to us, including consultants, advisers and directors. Options granted under these plans generally vest over a four year service period and will expire if unexercised after ten years from the date of grant. Share awards vest upon continued employment. The exercise price for ISOs and non-employee director options granted under the Stock Option Plan was set at the fair market value of our common stock based on the closing price on the date of grant. The exercise price for NSOs granted under the Stock Option Plan or the Non-Officer Plan was set by the Compensation Committee of the Board of Directors and was set to the exercise price based on the closing price on the date of grant.
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
Additionally, we have outstanding stock options under various plans assumed in connection with our prior acquisition of NetSilicon, Inc. (the Assumed Plans). Additional awards cannot be made by us under the Assumed Plans.
We recorded cash received from the exercise of stock options of $1.7 million, $3.4 million and $4.6 million during fiscal years 2008, 2007 and 2006, respectively. The excess tax benefits from stock-based compensation were $0.2 million, $0.6 million and $0.7 million during fiscal 2008, 2007 and 2006, respectively. Upon exercise, we issue new shares of stock. The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2008, 2007 or 2006.
Also, we sponsor an Employee Stock Purchase Plan as Amended and Restated as of November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 22, 2007 at the Annual Meeting of Stockholders and provides for the issuance of up to 1,750,000 shares of our Common Stock that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.0 million in each of the fiscal years ended 2008 and 2007, respectively and $0.8 million in the fiscal year ended 2006. Pursuant to the Purchase Plan, 117,162, 105,077 and 83,066 common shares were issued to employees during the fiscal years ended 2008, 2007 and 2006, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2008, 446,845 common shares were available for future issuances under the Purchase Plan.
Effective October 1, 2005 we adopted Statement of Financial Accounting Standard No. 123 as amended, (SFAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the nonvested portion of awards granted prior to October 1, 2005. Compensation expense recorded during fiscal 2008 includes approximately $2.4 million related to awards issued subsequent to September 30, 2005. In addition, compensation expense recorded during fiscal 2008 includes approximately $1.0 million related to the current vesting portion of awards issued prior to September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Year ended September 30,
	2008	2007	2006
Cost of sales	$181	$137	$89
Sales and marketing	1,251	993	694
Research and development	858	703	530
General and administrative	1,407	1,192	976

Stock-based compensation before income taxes	3,697	3,025	2,289
Income tax benefit	(1,223)	(1,000)	(758)

Stock-based compensation after income taxes	$2,474	$2,025	$1,531

Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2008 and 2007.
A summary of options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

				Weighted
	Options		Weighted	Average	Aggregate
	Available	Options	Average	Contractual Term	Intrinsic
	for Grant	Outstanding	Exercise Price	(in years)	Value (1)
Balances, September 30, 2005	950	4,511

Granted	(478)	478
Exercised	—	(615)
Cancelled	125	(134)

Balances, September 30, 2006	597	4,240

Additional shares approved for grant	2,500
Granted	(653)	653
Exercised	—	(405)
Cancelled	62	(62)

Balances, September 30, 2007	2,506	4,426

Granted	(720)	720	$13.88
Exercised	—	(182)	9.33
Cancelled	156	(156)	17.07

Balances, September 30, 2008	1,942	4,808	$11.41	5.1	$4,311

Exercisable at September 30, 2006		3,300	$10.08
Exercisable at September 30, 2007		3,337	$10.54
Exercisable at September 30, 2008		3,651	$10.74	3.9	$4,239

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $10.20 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2008, 2007 and 2006 was $0.9 million, $2.4 million and $2.9 million, respectively. The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	2008	2007	2006
Fair value of options granted (in thousands)	$3,727	$3,641	$2,770
Weighted average per option grant date fair value	$5.17	$5.58	$5.79
Assumptions used for option grants:
Risk free interest rate	2.53% - 3.41%	4.44% - 4.80%	4.28% - 5.02%
Expected term	4 - 5 years	3 - 5 years	3 - 5 years
Expected volatility	36% - 45%	38% - 52%	50% - 60%
Weighted average volatility	40%	46%	55%
Expected dividend yield	0	0	0
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
A summary of our non-vested options as of September 30, 2008 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2007	1,089	$5.19

Granted	720	5.17
Vested	(594)	5.75
Forfeited	(58)	5.20

Nonvested at September 30, 2008	1,157	$4.89

We used historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2008 was 2.5% during the first three quarters of fiscal 2008 and 2.0% during the fourth quarter of fiscal 2008. As of September 30, 2008 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements net of expected forfeitures was $5.5 million and the related weighted average period over which it is expected to be recognized is approximately 2.4 years.
The total fair value of shares vested during fiscal 2008 was $3.4 million, $2.8 million in fiscal 2007 and $1.9 in fiscal 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. COMMON STOCK REPURCHASE
On July 23, 2008, our Board of Directors authorized an additional 500,000 shares of our common stock for repurchase under our previously announced stock repurchase program bringing the total number of shares authorized to be repurchased to 1,500,000 shares. During the fourth quarter of fiscal 2008, we began to repurchase our common stock and purchased 471,200 shares for $5.1 million. As of September 30, 2008, 1,028,800 shares remain available for repurchase.
11. SALE AND LEASEBACK OF BUILDING
On February 18, 2008, we entered into a contract for the sale of our building in Dortmund, Germany, and subsequent partial leaseback for a five year term (the “Agreement”). Upon the closing of the transaction in March 2008, we initiated the leaseback of approximately 40% of the property for a period of five years, with a renewal option for an additional five years.
The building was sold for 4.5 million Euros (equivalent to $6.9 million), resulting in a gain on sale of 1.0 million Euros ($1.6 million). As a result of the leaseback, $1.5 million of the gain on the sale was deferred and is being recognized ratably over the lease term as an offset to rent expense. The remaining $0.1 million was recognized in the second quarter of fiscal 2008 as a component of general and administrative expense. Of the total sale price, 4.2 million Euros ($6.5 million) was received during March 2008 and the remaining 0.3 million Euros ($0.4 million) was received in April 2008. We were required, as part of the Agreement, to deposit 0.3 million Euros ($0.4 million) into an interest-bearing bank account, which will be refunded to us at the end of the lease term. This deposit was made during March 2008 and is included as restricted cash in other noncurrent assets on our consolidated balance sheet as of September 30, 2008.
12. MARKETABLE SECURITIES
Our marketable securities consist of commercial paper, corporate bonds and government municipal bonds. All marketable securities are classified as held-to-maturity and are carried at amortized cost, except for one impaired security, which is carried at expected realizable value.
We review our investments to determine if an impairment exists in any of the securities. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1,014,900 on a bond issued by Lehman Brothers with a par amount of $1,194,000. This impairment reflects the estimated decline in the value of this security precipitated by the bankruptcy of the security’s issuer. The charge has been recorded as a temporary tax difference as there are sufficient capital gains in the current and available carryback years to utilize the capital loss that will be realized when the bond is disposed of in fiscal 2009. No additional other-than-temporary impairment charges were recorded during fiscal 2008, 2007 and 2006.
We obtained quoted market prices and trading activity for each security, reviewed the financial solvency of each security issuer and obtained other relevant information from our independent investment advisors to estimate the fair value for each security. As of September 30, 2008 and 2007, respectively, 33 and 31 of our securities were trading below our amortized cost basis. Other than the impaired Lehman Brothers security, we determined each decline in value to be temporary based upon the factors described above. Because our securities are classified as held-to-maturity, we expect to realize the full par value of these securities, plus accrued interest, at the time of maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. MARKETABLE SECURITIES (CONTINUED)
Marketable securities were comprised of the following as of September 30, 2008 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Market Value
Corporate bonds (1)	$55,807	$12	$(2,771)	$53,048
Government municipal bonds	3,709	—	(10)	3,699

Total marketable securities	$59,516	$12	$(2,781)	$56,747

(1)	The Lehman Brothers security is included in amortized cost at an expected realizable value of $179,100, net of the impairment of $1,014,900.
Marketable securities were comprised of the following as of September 30, 2007 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Market Value
Corporate bonds	$69,192	$33	$(141)	$69,084

Securities that mature within one year are classified as current assets on the balance sheet and securities classified as noncurrent have a maturity of greater than one year from the date of purchase. We do not invest in securities with a maturity in excess of 24 months. The security issued by Lehman Brothers, for which we recorded an other-than-temporary impairment, could take in excess of 24 months to receive our assessed realizable value upon finalization of the bankruptcy proceedings.
The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of these securities, currently and in the future. The fair value of our securities could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges for other securities in our investment portfolio. We will continue to monitor the fair value of securities and relevant market conditions and we will record additional impairment charges in the future if circumstances warrant such charges.
13. SHARE RIGHTS PLAN
On April 22, 2008, our Board of Directors extended our share rights plan. Each right entitles its holder to buy one one-hundredth of a share of a Series A Junior Participating Preferred Stock at an exercise price of $60, subject to adjustment. The rights are not exercisable until a specified distribution date as defined in the Share Rights Agreement. The Rights will expire on June 30, 2018, unless extended or earlier redeemed or exchanged by us as defined in the Share Rights Agreement.
14. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2017. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight- line basis over the term of the lease. The following schedule reflects future minimum rental commitments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
14. COMMITMENTS (CONTINUED)
under noncancelable operating leases. These minimum payments have not been reduced by minimum sublease rentals of an immaterial amount for all future years due under noncancelable subleases.

Amount
Fiscal Year	(in thousands)
2009	$3,064
2010	2,589
2011	1,787
2012	1,424
2013	815
Thereafter	1,113

Total minimum payments required	$10,792

The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	2008	2007	2006
Rentals	$3,041	$2,555	$2,352
Less: sublease rentals	(301)	(230)	(127)

	$2,740	$2,325	$2,225

15. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 25% of their pre-tax earnings, not to exceed amounts allowed under the Code.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.2 million, $1.1 million and $0.9 million in the fiscal years ended September 30, 2008, 2007 and 2006, respectively.
16. CONTINGENCIES
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. The complaint names us as a defendant along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. We believe that the claims against the NetSilicon defendants are without merit and have defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.
In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. Had it been approved by the Court, this proposed settlement would have resulted in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. CONTINGENCIES (CONTINUED)
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
On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases. In addition, on October 1, 2007, the plaintiffs submitted their briefing in support of their motions to certify different classes in the six focus cases. The issuer defendants and the underwriter defendants filed separate oppositions to those motions on December 21, 2007. The plaintiffs have voluntarily withdrawn their motions for class certification without prejudice.
We intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2008, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
(in thousands, except per common share data)	Dec. 31	Mar. 31	June 30	Sept. 30
2008
Net sales	$44,574	$43,070	$46,995	$50,417
Gross profit	23,895	23,177	24,857	25,940
Net income (1)(2)	3,670	3,097	1,985	3,599
Net income per common share — basic	0.14	0.12	0.08	0.14
Net income per common share — diluted	0.14	0.12	0.08	0.14

2007
Net sales	$41,811	$42,855	$43,527	$45,070
Gross profit	22,013	22,511	23,003	23,819
Net income (1)	3,802	3,597	6,798	5,576
Net income per common share — basic	0.15	0.14	0.27	0.22
Net income per common share — diluted	0.15	0.14	0.26	0.21

(1)	During 2008 and 2007, we recorded discrete income tax benefits of $0.5 million and $4.3 million, respectively. Discrete income tax benefits for fiscal 2008 were recorded of $0.2 million in the third quarter and $0.3 million in the fourth quarter related to the reversal of income tax reserves associated with the closing of a prior U.S. federal and state tax year. Discrete income tax benefits for fiscal 2007 were recorded of $0.5 million in the first quarter, $2.9 million in the third quarter and $0.9 million in the fourth quarter related to the reversal of income tax reserves of $3.6 million associated with the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year and $0.7 million primarily due to adjustments to actual for items reported on the tax return filed for fiscal 2006.

(2)	During the third quarter of fiscal 2008, we incurred a $1.9 million charge with no related income tax benefit for in-process research and development associated with the acquisition of Sarian.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
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
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, we concluded that our internal control over financial reporting was effective as of September 30, 2008. Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this report.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”). Sarian, whose assets represented 2.4% of total consolidated assets as of September 30, 2008 and whose total net sales represented 3.1% of total consolidated net sales for the year ended September 30, 2008, was acquired in a purchase business combination and was excluded from our September 30, 2008 assessment of the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	50	Chairman, President and Chief Executive Officer

Subramanian Krishnan	54	Senior Vice President, Chief Financial Officer and Treasurer

Lawrence A. Kraft	42	Senior Vice President of Sales and Marketing

Joel K. Young	44	Senior Vice President of Research and Development and Chief Technical Officer
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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
Code of Ethics
We adopted a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal chief financial officer and controller. A copy of this code of ethics is listed as an exhibit to this report. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on our website at www.digi.com. We also have a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the “About us — Investor Relations — Corporate Governance” caption.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options under all of the Company’s existing equity compensation plans as of September 30, 2008.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to	(b)	Under Equity
	be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants and	Options, Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))

Equity Compensation Plans Approved by Security Holders	2,826,706	$11.96	2,260,445 (1)
Equity Compensation Plans Not Approved by Security Holders (2)	1,117,588	$9.33	-0-

Total (3)	3,944,294	$11.22	2,260,445

(1)	Includes securities available for future issuance under stockholder approved compensation plans other than upon the exercise of options, warrants or rights, as follows: 1,813,600 shares under the Company’s 2000 Omnibus Stock Plan and 446,845 shares under the Company’s Employee Stock Purchase Plan.

(2)	Relates to the Digi International Inc. Non-Officer Stock Option Plan only.

(3)	The table does not include information for equity compensation plans assumed by the Company pursuant to the acquisition of NetSilicon, Inc. in February 2002. Pursuant to the Agreement and Plan of Merger, the Company assumed options to purchase 4,134,658 shares of common stock of NetSilicon granted under three different plans, which became exercisable for an aggregate of 2,687,528 shares of common stock of the Company. All of the options assumed by the Company remain subject to the assumed plans until the options are exercised or expire. As of September 30, 2008, 864,188 options remained outstanding at a weighted average exercise price of $12.25. The Company cannot grant additional awards under these assumed plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)
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
Shares Subject to the Non-Officer Plan
As of September 30, 2008, 1,117,588 shares of the Company’s common stock were subject to outstanding awards granted under this Plan. No shares are available for future award grants, and no additional awards may be made under this Plan. Pursuant to the Non-Officer Plan, the Committee must adjust the number of shares and the purchase price per share to give effect to adjustments made in the number of outstanding common stock of the Company pursuant to mergers, consolidations, splits, combinations, or other changes in capitalization as described in the Non-Officer Plan.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Consolidated Financial Statements and Schedules of the Company
1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2008, 2007 and 2006

Consolidated Balance Sheets as of September 30, 2008 and 2007

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Public Accounting Firm
(b) Exhibits

Exhibit
Number	Description

2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (1)

2(b)	Purchase and assignment contract dated March 20, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (2)

2(c)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

2(d)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (4)

2(e)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (5)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit
Number	Description

3(a)	Restated Certificate of Incorporation of the Company, as amended (6)

3(b)	Amended and Restated By-Laws of the Company, as amended (7)

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (8)

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (9)

10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006* (10)

10(b)	Form of indemnification agreement with directors and officers of the Company (11)

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999 (12)

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (13)

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006* (14)

10(e)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated, of the Company as of November 27, 2006, as approved by stockholders on January 22, 2007*(15)

10(f)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006, as approved by stockholders on January 22, 2007* (16)

10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006 (17)

10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (18)

10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (19)

10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (20)

10(k)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (Digi International Inc. Stock Option Plan)* (21)

10(l)	Fiscal 2007 Executive Officer Compensation* (22)

10(m)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003* (23)

10(m)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007* (24)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit
Number	Description

10(n)	Agreement between the Company and Joel K. Young dated July 30, 2007* (25)

10(o)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (Digi International Inc. 2000 Omnibus Stock Plan)*

10(p)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG. (26)

14	Code of Ethics (27)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File no. 0-17972).

(3)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File no. 0-17972).

(4)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated July 27, 2006 (File no. 0-17972)

(5)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-34033)

(6)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(7)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended June 30, 2008 (File no. 1-34033).

(8)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033).

(9)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)
(10)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(11)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).

(12)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 10(e)(i) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(14)	Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2006 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2006 (File no. 0-17972).

(17)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(19)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

(20)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

(21)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).

(22)	Incorporated by reference to Item 1.01 of the Company’s Form 8-K dated September 29, 2006 (File no. 0-17972)

(23)	Incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(24)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972)

(25)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972)

(26)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File no. 1-34033).

(27)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended September 30, 2003 (File no. 0-17972).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.
December 5, 2008	By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 5, 2008	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

December 5, 2008	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

GUY C. JACKSON
KENNETH E. MILLARD
AHMED NAWAZ	A majority of the Board of Directors*
WILLIAM N. PRIESMEYER
BRADLEY J. WILLIAMS

*	Joseph T. Dunsmore, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

December 5, 2008	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Charged
	Balance at	(Credited) to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

Valuation account — doubtful accounts
September 30, 2008	$479	$308	$90	(1)	$697
September 30, 2007	$495	$73	$89	(1)	$479
September 30, 2006	$872	$(204)	$173	(1)	$495

Reserve for future returns and pricing adjustments
September 30, 2008	$1,442	$9	$82	(2)	$1,369
September 30, 2007	$1,807	$(166)	$199	(2)	$1,442
September 30, 2006	$1,692	$(164)	$(279)	(2)	$1,807

(1)	Uncollectible accounts charged against allowance, net of recoveries

(2)	Adjustments and recoveries

EXHIBIT INDEX

Exhibit	Description	Page
2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

2(b)	Purchase and assignment contract dated March 20, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

2(c)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

2(d)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

2(e)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company, as amended	Incorporated by Reference

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporated by Reference

10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006	Incorporated by Reference

10(e)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated, of the Company as of November 27, 2006, as approved by stockholders on January 22, 2007	Incorporated by Reference

10(f)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006, as approved by stockholders on January 22, 2007	Incorporated by Reference

10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporated by Reference

10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page
10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference

10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference

10(k)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (Digi International Inc. Stock Option Plan)	Incorporated by Reference

10(l)	Fiscal 2007 Executive Officer Compensation	Incorporated by Reference

10(m)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003	Incorporated by Reference

10(m)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007	Incorporated by Reference

10(n)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporated by Reference

10(o)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (Digi International Inc. 2000 Omnibus Stock Plan)	Filed Electronically

10(p)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG.	Incorporated by Reference

15	Code of Ethics	Incorporated by Reference

22	Subsidiaries of the Company	Filed Electronically

23	Consent of Independent Registered Public Accounting Firm	Filed Electronically

24	Powers of Attorney	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically