Form 10-Q
period 2008-12-31
DIGI INTERNATIONAL INC
filed 2009-02-09
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 31, 2009, there were 25,057,533 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2008	2007
	(in thousands, except per common share data)

Net sales	$41,361	$44,574
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	19,069	19,543
Amortization of purchased and core technology	1,044	1,136

Gross profit	21,248	23,895

Operating expenses:
Sales and marketing	9,625	8,686
Research and development	6,974	6,589
General and administrative	3,883	4,041

Total operating expenses	20,482	19,316

Operating income	766	4,579

Other income (expense):
Interest income	580	1,054
Interest expense	(85)	(14)
Other (expense) income	(236)	19

Total other income, net	259	1,059

Income before income taxes	1,025	5,638
Income tax provision	9	1,968

Net income	$1,016	$3,670

Net income per common share:
Basic	$0.04	$0.14

Diluted	$0.04	$0.14

Weighted average common shares, basic	25,381	25,619

Weighted average common shares, diluted	25,679	26,593

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2008	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,632	$14,176
Marketable securities	46,493	59,337
Accounts receivable, net	19,824	24,310
Inventories	35,157	30,240
Income taxes receivable	1,395	—
Other	5,439	5,106

Total current assets	130,940	133,169
Marketable securities, long-term	1,119	179
Property, equipment and improvements, net	16,334	16,255
Identifiable intangible assets, net	30,079	34,032
Goodwill	83,598	86,578
Other	1,162	1,203

Total assets	$263,232	$271,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$267	$267
Accounts payable	11,302	10,343
Income taxes payable	—	182
Accrued expenses:
Compensation	4,045	5,981
Warranty	1,230	1,214
Other	2,729	2,946

Total current liabilities	19,573	20,933
Capital lease obligations, net of current portion	9	78
Income taxes payable	4,625	4,358
Deferred tax liabilities	6,130	7,582
Deferred payment on acquisition	5,625	5,575
Other noncurrent liabilities	942	956

Total liabilities	36,904	39,482

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,343,865 and 28,335,876 shares issued	283	283
Additional paid-in capital	178,557	177,614
Retained earnings	79,641	78,625
Accumulated other comprehensive loss	(9,807)	(1,897)
Treasury stock, at cost, 2,915,429 and 2,960,457 shares	(22,346)	(22,691)

Total stockholders’ equity	226,328	231,934

Total liabilities and stockholders’ equity	$263,232	$271,416

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2008	2007
	(in thousands)
Operating activities:
Net income	$1,016	$3,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	590	601
Amortization of identifiable intangible assets and other assets	1,854	1,896
Excess tax benefits from stock-based compensation	(2)	(129)
Stock-based compensation	968	872
Deferred income tax benefit	(836)	(1,235)
Other	112	162
Changes in operating assets and liabilities	(5,688)	(1,820)

Net cash (used in) provided by operating activities	(1,986)	4,017

Investing activities:
Purchase of marketable securities	(4,173)	(23,836)
Proceeds from sales and maturities of marketable securities	16,064	19,919
Contingent purchase price payments related to business acquisition	—	(1,315)
Purchase of property, equipment, improvements and certain other intangible assets	(843)	(1,177)

Net cash provided by (used in) investing activities	11,048	(6,409)

Financing activities:
Payments on capital lease obligations	(69)	(102)
Excess tax benefits from stock-based compensation	2	129
Proceeds from stock option plan transactions	55	1,224
Proceeds from employee stock purchase plan transactions	309	348

Net cash provided by financing activities	297	1,599

Effect of exchange rate changes on cash and cash equivalents	(903)	196

Net increase (decrease) in cash and cash equivalents	8,456	(597)
Cash and cash equivalents, beginning of period	14,176	18,375

Cash and cash equivalents, end of period	$22,632	$17,778

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in our 2008 Annual Report on Form 10-K as filed with the SEC.
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Changes in Presentation
We have reclassified certain prior year amounts to conform to the current year’s presentation and to the presentation in our 2008 Annual Report on Form 10-K. These reclassifications had no effect on our reported consolidated net earnings.
Recently Issued Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flow used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other accounting principles generally accepted in the United States. This statement is effective for financial statements issued for fiscal years and interim periods within those years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact of FSP SFAS 142-3 on our consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which is our fiscal years beginning October 1, 2008. We adopted SFAS 159 on October 1, 2008 and elected not to apply the fair value option; therefore, the adoption had no impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the required provision of SFAS 157 for our financial assets and liabilities at the beginning of our fiscal year 2009 (see Note 7) and the remaining provisions will be adopted by us for our fiscal years beginning October 1, 2009. We are currently evaluating the impact of FSP 157-2 on our consolidated financial statements.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2008	2007
Numerator:
Net income	$1,016	$3,670

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,381	25,619
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	298	974

Denominator for diluted net income per common share — adjusted weighted average shares	25,679	26,593

Net income per common share, basic	$0.04	$0.14

Net income per common share, diluted	$0.04	$0.14

Potentially dilutive common shares related to stock options to purchase 3,803,827 and 219,250 common shares for the three month periods ended December 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
3. COMPREHENSIVE INCOME
Comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized loss on available-for-sale marketable securities, net of tax. Comprehensive income was as follows (in thousands):

	Three months ended December 31,
	2008	2007
Net income	$1,016	$3,670
Other comprehensive (loss) income:
Change in foreign currency translation (loss) gain	(7,901)	695
Change in unrealized loss on investments, net of income tax benefit of $5	(8)	—

Comprehensive (loss) income	$(6,893)	$4,365

4.	ACQUISITIONS
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	ACQUISITIONS (CONTINUED)
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Sarian had occurred as of October 1, 2007 (in thousands, except per common share amounts). Pro forma adjustments include amortization of identifiable intangible assets and the $1.9 million charge related to acquired in-process research and development associated with the Sarian acquisition.

Three months ended
December 31, 2007
Net sales	$48,587
Net income	$2,567
Net income per common share, basic	$0.10
Net income per common share, diluted	$0.10
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the Sarian acquisition occurred as of the beginning of fiscal 2008 as presented above, nor are they necessarily indicative of the results that will be obtained in the future.
Spectrum Design Solutions, Inc.

On July 23, 2008, we acquired Spectrum Design Solutions, Inc. (“Spectrum”), which is a wholly owned subsidiary of Digi International Inc. Prior to the acquisition, Spectrum was a privately held Minneapolis-based corporation and a leading wireless design services organization. The acquisition was a cash merger for $10.0 million of which $4.0 million was paid on the acquisition date, $3.0 million will be paid in January 2010, and the remaining $3.0 million will be paid in July 2011. We have determined that the Spectrum acquisition is not material to our consolidated results of operations or financial condition. Therefore, pro forma financial information is not presented.
5.	SELECTED BALANCE SHEET DATA

(in thousands)	December 31, 2008	September 30, 2008
Accounts receivable, net:
Accounts receivable	$20,561	$25,007
Less allowance for doubtful accounts	737	697

	$19,824	$24,310

Inventories:
Raw materials	$26,539	$20,979
Work in process	1,213	981
Finished goods	7,405	8,280

	$35,157	$30,240

Other accrued expenses:
Accrued professional fees	$500	$507
Deferred gain on building sale — short-term	266	273
Unearned revenue	394	353
Other accrued expenses	1,569	1,813

	$2,729	$2,946

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	MARKETABLE SECURITIES
Our marketable securities consist of commercial paper, corporate bonds and government municipal bonds. Prior to October 1, 2008, all marketable securities were classified as held-to-maturity and carried at amortized cost, except for the Lehman Brothers security, which was carried at expected realizable value. We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis. All marketable securities purchased after October 1, 2008 are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. In addition, we have reclassified the Lehman Brothers security as available-for-sale as we plan on selling a portion of this bond in fiscal 2009, discussed further below. We continue to account for all other marketable securities purchased prior to October 1, 2008 as held-to-maturity.
We analyze our investments for impairment on an ongoing basis. Factors considered in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss include the length of time and extent to which the securities have been in an unrealized loss position, the trend of any unrealized losses and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1,014,900 on a bond issued by Lehman Brothers with a par amount of $1,194,000. This impairment reflected the estimated decline in the value of this security precipitated by the bankruptcy of the security’s issuer. The impairment charge was recorded as a temporary tax difference as we have sufficient capital gains in the available carryback years to utilize the capital loss that will be realized when the bond is sold. We expect to sell a portion of the bond in fiscal 2009, in order to carryback the capital loss to utilize a capital gain which was generated in fiscal 2006 for which the statute of limitations will expire at the end of fiscal 2009. The resulting value of $179,100 for the security became its new cost basis as of September 30, 2008. No additional other-than-temporary impairment charges for the Lehman Brothers bond were recorded for the period ended December 31, 2008 as there has not been any change in the fair value assumptions utilized to calculate the impairment.
We obtain quoted market prices and trading activity for each security, where available, review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. As of December 31, 2008, 25 of our securities were trading below our amortized cost basis. Other than the impaired Lehman Brothers security, we determined each decline in value to be temporary based upon the factors described above. We expect to realize the full par value of these securities, plus accrued interest, at the time of maturity for our held-to-maturity investments. For those assets classified as available-for-sale, we expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold.
Held-to-maturity marketable securities are recorded at amortized cost on our balance sheet as of December 31, 2008 and were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Corporate bonds	$39,539	$5	$(646)	$38,898
Government municipal bonds	3,729	20	—	3,749

	$43,268	$25	$(646)	$42,647

(1)	Included in amortized cost and fair value is purchased and accrued interest of $752.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES (CONTINUED)
Available-for-sale marketable securities are recorded at fair value on our balance sheet and the unrealized loss is recorded in other comprehensive income as of December 31, 2008 and were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Corporate bonds (2)	$4,357	$—	$(13)	$4,344

(1)	Included in amortized cost and fair value is purchased and accrued interest of $89.

(2)	The Lehman Brothers security is included in amortized cost at a fair value of $179, net of the impairment charge of $1,014 recorded in the fourth quarter of fiscal 2008.
Marketable securities were comprised of the following as of September 30, 2008 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Corporate bonds (2)	$55,807	$12	$(2,771)	$53,048
Government municipal bonds	3,709	—	(10)	3,699

Total marketable securities	$59,516	$12	$(2,781)	$56,747

(1)	Included in amortized cost and fair value is purchased and accrued interest of $967.

(2)	The Lehman Brothers security is included in amortized cost at a fair value of $179, net of the impairment charge of $1,014 recorded in the fourth quarter of fiscal 2008.
Securities that mature within one year are classified as current assets on the balance sheet and securities classified as noncurrent have a maturity of greater than one year from the date of purchase. We do not invest in securities with a maturity in excess of 24 months.
7. FAIR VALUE MEASUREMENTS
We adopted SFAS 157 as of October 1, 2008, with the exception of the application of SFAS 157 to nonrecurring nonfinancial assets and nonfinancial liabilities. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.
Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)
The hierarchy is broken down into three levels defined as follows:
•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs are unobservable for the asset or liability. See the section below titled Level 3 Valuation Techniques for further discussion of how we determine fair value for investments classified as Level 3.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
As of our effective date of October 1, 2008, fair value under SFAS 157 is applied to financial assets such as commercial paper, corporate bonds and government municipal bonds which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period; however, the definition of fair value is now applied using SFAS 157.
The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2008 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$9,914	$9,914	$—	$—

Available-for-sale marketable securities:
Corporate bonds	4,357	4,178	—	179

Total cash equivalents and marketable securities measured at fair value	$14,271	$14,092	$—	$179

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy. Given the current conditions of the credit markets, there is some risk the unrealized losses as of December 31, 2008 could increase if the credit markets deteriorate.
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for these investments, such that the determination of fair value requires significant judgment or estimation. Our Lehman Brothers security was valued at $179,100 primarily using broker pricing that incorporates transaction details within an inactive market as a baseline, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2008. No change was made in the Level 3 valuation during the first quarter of fiscal 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)
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
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	December 31, 2008			September 30, 2008
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net

Purchased and core technology	$45,188	$(31,581)	$13,607	$46,660	$(30,745)	$15,915
License agreements	2,440	(2,440)	—	2,440	(2,440)	—
Patents and trademarks	8,966	(4,919)	4,047	8,906	(4,682)	4,224
Customer maintenance contracts	700	(481)	219	700	(464)	236
Customer relationships	17,209	(5,862)	11,347	18,137	(5,472)	12,665
Non-compete agreements	1,019	(160)	859	1,075	(83)	992

Total	$75,522	$(45,443)	$30,079	$77,918	$(43,886)	$34,032

Amortization expense was $1.9 million for both the three month periods ended December 31, 2008 and 2007.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2009 and the five succeeding fiscal years is as follows (in thousands):

2009 (nine months)	$5,776
2010	7,253
2011	5,362
2012	3,952
2013	2,962
2014	2,648
The changes in the carrying amount of goodwill were as follows (in thousands):

Beginning balance, October 1, 2008	$86,578
Foreign currency translation adjustment	(2,980)

Ending balance, December 31, 2008	$83,598

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. INCOME TAXES
Income taxes have been provided for at an effective rate of 0.9% and 34.9% for the three month periods ended December 31, 2008 and 2007, respectively.
On October 3, 2008 the President signed the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 that retroactively extended the research and development tax credit until December 31, 2009. We recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 for research and development credits earned during the last three quarters of fiscal 2008.
The discrete tax event affected our effective tax rates as shown in the table below:

	Three months ended December 31,
	2008	2007
Effective tax rate before impact of discrete tax benefit	37.0%	34.9%
Impact of discrete tax benefit	-36.1%	0.0%

Effective tax rate	0.9%	34.9%

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Uncertain tax positions as of October 1, 2008	$3,652
Increases related to:
Prior year income tax positions	199

Uncertain tax positions as of December 31, 2008	$3,851

The total amount of uncertain tax positions that if recognized would affect the effective tax rate is $3.7 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the three months ended December 31, 2008, we recognized $0.1 million in interest. As of December 31, 2008, we had $0.8 million in accrued interest and penalties on our consolidated balance sheet.
There are no tax positions for which it is reasonably possible that the total amounts of uncertain tax positions will significantly increase or decrease over the next 12 months.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. Certain open tax years are expected to close in future periods that may result in adjustments to our income tax balances in those periods that are material to our consolidated financial position and results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. FINANCIAL GUARANTEES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service for a period of up to five years from the date of receipt. We have the option to repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidence and are evaluated on an ongoing basis to ensure the appropriateness of the warranty reserve. The following table summarizes the activity associated with the product warranty accrual (in thousands):

	Three months ended December 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	expensed	made	December 31
2008	$1,214	$221	$(205)	$1,230
2007	$1,155	$165	$(186)	$1,134
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
11. CONTINGENCIES
Legal Proceedings
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. We acquired Net Silicon, Inc. on February 13, 2002. The complaint names us as a defendant along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. We believe that the claims against the NetSilicon defendants are without merit and have defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. CONTINGENCIES (CONTINUED)
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
On August 14, 2007, the plaintiffs filed amended complaints in six focus cases. The issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.
We intend to continue to defend the litigation vigorously. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of December 31, 2008, we have accrued a liability for the deductible amount of $250,000 which we believe reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
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
Our operating results and performance trends may be affected by a number of factors, including, without limitation, those described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our quarterly reports on Form 10-Q and our registration statements, could cause our actual future results to differ from those projected in the forward-looking statements as a result of the factors set forth in our various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2008. An update to our critical accounting policy related to goodwill and marketable securities is included below.
Goodwill
We performed our annual goodwill impairment assessment in the third quarter of fiscal 2008. Based on this analysis, we concluded that the fair value of our reporting unit, measured as our market capitalization as of June 30, 2008, plus a control premium, exceeded the carrying amount and therefore goodwill was not considered impaired.
Due to the current recessionary environment and the resulting impact on our business, we are monitoring our stock price, control premium and other conditions in relation to potential additional goodwill impairment testing. We have defined the criteria that will result in additional interim goodwill impairment testing. If these criteria are met, we will undertake the analysis to determine whether a goodwill impairment has occurred, which could have a material effect on our financial position and results of operations. As of December 31, 2008, our market capitalization, including a 30% control premium, exceeded our carrying value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES (CONTINUED)
Marketable Securities
We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis. All marketable securities purchased after October 1, 2008 are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. In addition, we have reclassified the Lehman Brothers bond as available-for-sale as we plan on selling a portion of this bond in fiscal 2009. We obtain quoted market prices and trading activity for each security, where available, review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio.
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
We help customers connect, monitor, and control local or remote electronic devices over a network or via the Internet. We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Our Drop-In Networking Solutions initiative provides opportunities for us in the next wave of Internet growth. The initial wave was focused on connecting people, first with personal computers and now with cell phones, PDA’s and other related consumer devices. This next wave is about connecting devices and machines. We are ideally positioned to take full advantage of the second wave of Internet growth with our Drop-In Networking Solutions that will provide significant market expansion in what is now being referred to in the market as wireless machine to machine (“M2M”) connectivity.
M2M communication works by connecting communication hardware to a physical asset so that information about its status and performance can be sent to a computer system and used to automate a business process or a human action so that a person does not have to do it manually. Incorporating products from both our embedded and non-embedded categories, our Drop-In Networking Solution is making it easy for customers to effectively “drop-in” a wireless M2M solution.
The decrease in revenue and earnings per diluted share for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is a result of lower than anticipated revenue across all regions and most product lines attributable to rapidly deteriorating demand conditions for our products that began in November 2008. The weakening of the Euro and the British pound also contributed to the decrease in revenue and net income. Although total revenue was lower than anticipated in the first fiscal quarter of 2009 compared to the prior year comparable quarter, wireless revenue increased as a percent of total revenue from 21.4% in the first quarter of fiscal 2008 to 32.5% in the first quarter of fiscal 2009. We anticipate that growth in the future will result from products and services that are developed internally as well as from products and services that are acquired. We are continuing to invest in our wireless and M2M projects while closely monitoring and controlling discretionary spending. We also are actively managing our supply chain to ensure that our key sources of supply are intact.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
Net income decreased $2.7 million to $1.0 million, or $0.04 per diluted share, for the three months ended December 31, 2008, compared to $3.7 million, or $0.14 per diluted share, for the three months ended December 31, 2007. The Tax Extenders and Alternative Minimum Tax Relief Act of 2008 retroactively extended the research and development tax credit until December 31, 2009, resulting in a discrete tax benefit of $0.4 million, or $0.01 per diluted share, recorded during the first quarter of fiscal 2009 for research and development credits earned during the last three quarters of fiscal 2008.
Our net working capital position (total current assets less total current liabilities) decreased $0.8 million to $111.4 million at December 31, 2008 and our current ratio was 6.7 to 1 as of that date. Cash and cash equivalents and short-term marketable securities decreased $4.4 million to $69.1 million during the period. At December 31, 2008, we had no debt other than capital lease obligations and a deferred payment for the Spectrum acquisition.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% increase
	2008		2007		(decrease)
Net sales	$41,361	100.0%	$44,574	100.0%	(7.2)%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	19,069	46.1	19,543	43.8	(2.4)
Amortization of purchased and core technology	1,044	2.5	1,136	2.6	(8.1)

Gross profit	21,248	51.4	23,895	53.6	(11.1)
Operating expenses:
Sales and marketing	9,625	23.3	8,686	19.5	10.8
Research and development	6,974	16.8	6,589	14.8	5.8
General and administrative	3,883	9.4	4,041	9.0	(3.9)

Total operating expenses	20,482	49.5	19,316	43.3	6.0

Operating income	766	1.9	4,579	10.3	(83.3)
Other income, net	259	0.6	1,059	2.3	(75.5)

Income before income taxes	1,025	2.5	5,638	12.6	(81.8)
Income tax provision	9	0.0	1,968	4.4	(99.5)

Net income	$1,016	2.5%	$3,670	8.2%	(72.3)%

NET SALES
The following summarizes our net sales for the periods indicated:

	Three months ended December 31,				% increase
($ in thousands)	2008		2007		(decrease)
Non-embedded	$23,340	56.4%	$23,857	53.5%	(2.2)%
Embedded	18,021	43.6	20,717	46.5	(13.0)

Total net sales	$41,361	100.0%	$44,574	100.0%	(7.2)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Non-embedded
Our non-embedded revenue decreased by $0.5 million or 2.2% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 resulting primarily from decreases in net sales of serial cards, serial server and USB products, which were substantially offset by an increase in cellular products and incremental net sales of Sarian-branded products. Most of the decrease in our non-embedded net sales took place in the North American, Asian Pacific and Latin American regions offset by a slight increase in the European, Middle Eastern and African (“EMEA”) region due to the acquisition of Sarian which provided net sales of $3.1 million for the first quarter of fiscal 2009. Without the Sarian acquisition, our non-embedded revenue would have decreased 15.2%. Sarian was acquired during the third quarter of fiscal 2008.
Embedded
Our embedded revenue decreased by $2.7 million or 13.0% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 resulting primarily from decreases in net sales of modules. Most of the decrease in our embedded net sales took place in the North American, EMEA and Asian Pacific regions, while embedded net sales increased slightly in the Latin American region. Spectrum net sales of $1.0 million are included in the North American embedded product sales for the first quarter of fiscal 2009. Without the Spectrum acquisition our embedded revenue would have decreased 18.1%. Spectrum was acquired during the fourth quarter of fiscal 2008.
The following summarizes our net sales by geographic region:

	Three months ended December 31,			$ increase	% increase
($ in thousands)	2008		2007	(decrease)	(decrease)
North America	$23,145	(1)	$28,124	$(4,979)	(17.7)%
EMEA	13,328	(2)	11,144	2,184	19.6
Asia Pacific	3,834		4,529	(695)	(15.3)
Latin America (including Mexico)	1,054		777	277	35.6

Total net sales	$41,361		$44,574	$(3,213)	(7.2)%

(1)	Includes Spectrum net sales of $1,048

(2)	Includes Sarian net sales of $3,111
Fluctuation in foreign currency rates, primarily the Euro and British Pound, for the three month period ended December 31, 2008 compared to the same period in the prior year had an unfavorable impact on net sales of $1.4 million.
GROSS PROFIT
Gross profit margin for the three months ended December 31, 2008 was 51.4% compared to 53.6% for the three months ended December 31, 2007. The decrease in gross profit margin in the first quarter of fiscal 2009 was primarily due to product and customer mix changes within both the embedded and non-embedded product categories, as well as lower gross profit margins provided by Sarian non-embedded products and Spectrum sales within embedded products. The weakening of the Euro and British Pound had a $0.9 million unfavorable impact on the gross profit for the three months ended December 31, 2008. We anticipate that our gross profit margins for the remainder of the fiscal year will be in a range of 50 to 53 percent which includes amortization of purchased and core technology of approximately two percentage points.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES
Total operating expenses increased by $1.2 million due to incremental operating expenses for Sarian and Spectrum, acquired in April 2008 and July 2008, respectively, offset partially by a favorable foreign currency impact of $0.5 million due to the weakening of the Euro and British Pound in the first quarter of fiscal 2009.

	Three months ended December 31,				$ increase
($ in thousands)	2008		2007		(decrease)
Operating expenses:
Sales and marketing	$9,625	23.3%	$8,686	19.5%	$939
Research and development	6,974	16.8	6,589	14.8	385
General and administrative	3,883	9.4	4,041	9.0	(158)

Total operating expenses	$20,482	49.5%	$19,316	43.3%	$1,166

The net increase in sales and marketing expenses of $0.9 million is primarily due to incremental ongoing expenses of $0.7 million for Sarian and Spectrum and $0.2 million for compensation-related expenses.
The net increase in research and development expenses of $0.4 million is due primarily to incremental ongoing expenses of $0.2 million for Sarian and Spectrum and $0.2 million of compensation-related expenses.
The net decrease in general and administrative expenses of $0.2 million was due primarily to a $0.4 million reduction in depreciation and amortization expense as certain intangibles have become fully amortized and a $0.6 million reduction in compensation-related expenses, professional fees and various other general and administrative expenses. This was partially offset by the incremental ongoing expenses of $0.8 million for Sarian and Spectrum.
OTHER INCOME, NET
Other income, net was $0.3 million for the three months ended December 31, 2008 as compared to $1.1 million for the three months ended December 31, 2007, a decrease of $0.8 million. The decrease was due to foreign currency transaction losses of $0.3 million and a reduction of interest income, net of $0.5 million. The decrease in interest income was related primarily to lower average invested balances of marketable securities and cash equivalents for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 and a lower average interest rate of 3.7% and 5.1% for the three months ended December 31, 2008 and 2007, respectively.
INCOME TAXES
For the three months ended December 31, 2008, income taxes have been provided at an effective rate of 0.9% compared to 34.9% for the three months ended December 31, 2007. On October 3, 2008 the President signed the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 that retroactively extended the research and development tax credit until December 31, 2009. As a result, we recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 for research and development credits earned during the last three quarters of fiscal 2008, which reduced the effective tax rate by 36.1 percentage points. We expect our annualized 2009 income tax rate, before the impact of discrete items, to be approximately 34% to 36%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At December 31, 2008, we had cash, cash equivalents and short-term marketable securities of $69.1 million compared to $73.5 million at September 30, 2008. Our working capital (current assets less total current liabilities) decreased $0.8 million to $111.4 million at December 31, 2008 compared to $112.2 million at September 30, 2008.
Highlights of Consolidated Statement of Cash Flow (in thousands):

	Three months ended December 31,
	2008	2007	Change
Operating activities	$(1,986)	$4,017	$(6,003)
Investing activities	11,048	(6,409)	17,457
Financing activities	297	1,599	(1,302)
Effect of exchange rate changes on cash and cash equivalents	(903)	196	(1,099)

Net increase (decrease) in cash and cash equivalents	$8,456	$(597)	$9,053

Reconciliation of Net Income to Cash Inflows (Outflows) from Operating Activities (in thousands):

	Three months ended December 31,
	2008	2007	Change
Net income	$1,016	$3,670	$(2,654)
Deferred income taxes	(836)	(1,235)	399
Depreciation and amortization	2,444	2,497	(53)
Stock-based compensation	968	872	96
Other reconciling items	110	33	77

Net income adjusted for non-cash expenses	3,702	5,837	(2,135)
Net changes in operating assets and liabilities	(5,688)	(1,820)	(3,868)

Cash flows (used in) provided by operating activities	$(1,986)	$4,017	$(6,003)

The decrease in net cash provided by operating activities of $6.0 million for the comparable three month periods ended December 31, 2008 and 2007 is primarily due to a decrease in net income of $2.6 million and a net increase in the use of operating assets and liabilities of $3.9 million at December 31, 2008 as compared to December 31, 2007. Inventory increased primarily due to certain forecasted sales being deferred to future quarters, pre-builds of new products and strategic inventory purchases, partially offset by a decrease in accounts receivable.
Net cash provided by investing activities was $11.0 million during the three months ended December 31, 2008 compared to net cash used by investing activities of $6.4 million during the same period in the prior fiscal year. The net increase of $17.4 million was primarily due to the change in marketable securities in which net settlements of marketable securities were $11.9 million during the three months ended December 31, 2008 compared to net purchases of marketable securities of $3.9 million during the same period one year ago. Purchases of property, equipment, improvements and certain other intangible assets decreased $0.3 million in the first quarter of fiscal 2009 as compared to the same quarter a year ago. We spent $1.3 million for a contingent purchase price payment related to the FS Forth acquisition in the first quarter of fiscal 2008. We anticipate total fiscal 2009 capital expenditures will be approximately $3.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
We generated $0.3 million from financing activities during the three months ended December 31, 2008 compared to $1.6 million during the same period a year ago, a net decrease of $1.3 million, primarily as a result of a decrease in proceeds from stock option and employee stock purchase plan transactions, and a decrease of cash provided by the excess tax benefits related to the exercise of stock options.
Our management believes that current financial resources, cash generated from operations and our potential capacity for additional debt and/or equity financing will be sufficient to fund operations in the foreseeable future.
There have been no material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flow used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other accounting principles generally accepted in the United States. This statement is effective for financial statements issued for fiscal years and interim periods within those years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We are currently evaluating the impact of FSP SFAS 142-3 on our consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which is our fiscal years beginning October 1, 2008. We adopted SFAS 159 on October 1, 2008 and elected not to apply the fair value option; therefore, the adoption had no impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the required provision of SFAS 157 for our financial assets and liabilities at the beginning of our fiscal year 2009 (see Note 7 to the Consolidated Financial Statements) and the remaining provisions will be adopted by us for our fiscal years beginning October 1, 2009. We are currently evaluating the impact of FSP 157-2 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. The majority of our marketable securities are classified as held-to-maturity and are carried at amortized cost. Beginning October 1, 2008, newly acquired marketable securities are classified as available-for-sale and any unrealized gain or loss is included in other comprehensive income within stockholders’ equity. Marketable securities consist of commercial paper and corporate bonds. Our credit policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. Our portfolio contains no auction rate securities. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than a year. A change in interest rates would not have a material effect on our consolidated financial statements.
FOREIGN CURRENCY RISK
We have transactions that are executed in the U.S. Dollar, British Pound, Euro and Japanese Yen. As a result, we are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen, and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.
For the three months ended December 31, 2008 and 2007, we had approximately $18.2 million and $17.1 million, respectively, of net sales to foreign customers including export sales, of which $7.9 million and $8.7 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds for the three months ended December 31, 2008 and predominantly Euros for the three months ended December 31, 2007. In future periods, a significant portion of sales will continue to be made in both Euros and British Pounds.
The average monthly exchange rate for the Euro to the U.S. Dollar decreased approximately 8.8% from 1.4476 to 1.3201 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased approximately 17.8% from 0.0088 to 0.0104 for the first three months of fiscal year 2009 as compared to the same period one year ago. The average monthly exchange rate for the British Pound to the U.S. Dollar has decreased approximately 22.8% from 2.0455 to 1.5788 for the first three months of fiscal year 2009 as compared to the same period one year ago. The British Pound to the U.S. Dollar exchange rate has continued to decline since December 31, 2008. A 10% change from the first three months of fiscal 2009 average exchange rate for the Euro, British Pound and Yen to the U.S. Dollar would have resulted in a 1.9% increase or decrease in net sales and a 1.9% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we need to consider in response to changes in the exchange rate.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors provided in Part I, Item 1A of our 2008 Annual Report on Form 10-K as filed with the SEC on December 5, 2008.
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

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)

3	(b)	Amended and Restated By-Laws of the Company (3)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (4)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (5)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

(1)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-34033)

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: February 9, 2009	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

2	(a)
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
Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically