Form 10-Q
period 2009-03-31
DIGI INTERNATIONAL INC
filed 2009-05-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____.
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2009, there were 24,620,820 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
	(in thousands, except per common share data)

Net sales	$40,085	$43,070	$81,446	$87,644
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	19,908	18,986	38,977	38,529
Amortization of purchased and core technology	1,008	907	2,052	2,043

Gross profit	19,169	23,177	40,417	47,072

Operating expenses:
Sales and marketing	8,976	9,034	18,601	17,720
Research and development	6,196	6,529	13,170	13,118
General and administrative	3,398	3,941	7,281	7,982

Total operating expenses	18,570	19,504	39,052	38,820

Operating income	599	3,673	1,365	8,252

Other income (expense):
Interest income	404	1,020	984	2,074
Interest expense	(50)	(12)	(135)	(26)
Other income (expense)	41	(19)	(195)	—

Total other income (expense)	395	989	654	2,048

Income before income taxes	994	4,662	2,019	10,300
Income tax provision	279	1,565	288	3,533

Net income	$715	$3,097	$1,731	$6,767

Net income per common share:
Basic	$0.03	$0.12	$0.07	$0.26

Diluted	$0.03	$0.12	$0.07	$0.26

Weighted average common shares:
Basic	24,953	25,714	25,169	25,666

Diluted	25,195	26,312	25,439	26,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,541	$14,176
Marketable securities	32,589	59,337
Accounts receivable, net	20,762	24,310
Inventories	34,212	30,240
Income taxes receivable	608	—
Other	4,750	5,106

Total current assets	121,462	133,169
Marketable securities, long-term	2,507	179
Property, equipment and improvements, net	16,304	16,255
Identifiable intangible assets, net	28,293	34,032
Goodwill	83,122	86,578
Other	1,191	1,203

Total assets	$252,879	$271,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$204	$267
Accounts payable	8,033	10,343
Income taxes payable	—	182
Accrued expenses:
Compensation	3,840	5,981
Warranty	1,143	1,214
Deferred payment on acquisition	2,913	—
Other	2,910	2,946

Total current liabilities	19,043	20,933
Capital lease obligations, net of current portion	2	78
Income taxes payable	4,780	4,358
Deferred tax liabilities	5,387	7,582
Deferred payment on acquisition	2,762	5,575
Other noncurrent liabilities	791	956

Total liabilities	32,765	39,482

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,367,265 and 28,335,876 shares issued	283	283
Additional paid-in capital	179,394	177,614
Retained earnings	80,356	78,625
Accumulated other comprehensive loss	(11,513)	(1,897)
Treasury stock, at cost, 3,738,034 and 2,960,457 shares	(28,406)	(22,691)

Total stockholders’ equity	220,114	231,934

Total liabilities and stockholders’ equity	$252,879	$271,416

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2009	2008
	(in thousands)
Operating activities:
Net income	$1,731	$6,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,203	1,293
Amortization of identifiable intangible assets and other assets	3,662	3,499
Excess tax benefits from stock-based compensation	(42)	(165)
Stock-based compensation	1,842	1,776
Deferred income tax benefit	(1,540)	(1,920)
Other	40	32
Changes in operating assets and liabilities	(7,694)	(1,949)

Net cash (used in) provided by operating activities	(798)	9,333

Investing activities:
Purchase of held-to-maturity marketable securities	(7,647)	(51,691)
Proceeds from maturities of held-to-maturity marketable securities	32,063	47,181
Contingent purchase price payments related to business acquisitions	—	(1,315)
Increase in noncurrent restricted cash	—	(392)
Proceeds from sale-leaseback and sale of other property, equipment, improvements	—	6,494
Purchase of property, equipment, improvements and certain other intangible assets	(1,666)	(1,908)

Net cash provided by (used in) investing activities	22,750	(1,631)

Financing activities:
Payments on capital lease obligations	(139)	(188)
Excess tax benefits from stock-based compensation	42	165
Proceeds from stock option plan transactions	120	1,636
Proceeds from employee stock purchase plan transactions	529	348
Purchase of treasury stock	(6,150)	—

Net cash (used in) provided by financing activities	(5,598)	1,961

Effect of exchange rate changes on cash and cash equivalents	(1,989)	(903)

Net increase in cash and cash equivalents	14,365	8,760
Cash and cash equivalents, beginning of period	14,176	18,375

Cash and cash equivalents, end of period	$28,541	$27,135

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
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
Changes in Presentation
We have reclassified certain prior year amounts to conform to the current year’s presentation and to the presentation in our 2008 Annual Report on Form 10-K. These reclassifications had no effect on our reported consolidated net earnings.
Recently Issued Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009, and shall be applied prospectively. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In April 2009, the FASB issued FASB Staff Position No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). FSP SFAS 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. FSP SFAS 115-2 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009 and shall be applied to new and existing investments held by us as of April 1, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 applies to all financial statements within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP SFAS 107-1 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the required provisions of SFAS 157 for our financial assets and liabilities at the beginning of our fiscal year 2009 (see Note 7) and the remaining provisions for nonfinancial assets and liabilities will be adopted by us for our fiscal years beginning October 1, 2009. We are currently evaluating the impact of FSP 157-2 on our consolidated financial statements.
2.	COMPREHENSIVE INCOME
Comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized loss on available-for-sale marketable securities, net of tax. Comprehensive income was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Net income	$715	$3,097	$1,731	$6,767
Other comprehensive (loss) income:
Change in foreign currency translation (loss) gain	(1,713)	18	(9,614)	713
Change in unrealized gain (loss) on investments, net of tax	6	—	(2)	—

Comprehensive (loss) income	$(992)	$3,115	$(7,885)	$7,480

3.	NET INCOME PER COMMON SHARE
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Numerator:
Net income	$715	$3,097	$1,731	$6,767

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,953	25,714	24,169	25,666

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	242	598	270	813

Denominator for diluted net income per common share — adjusted weighted average shares	25,195	26,312	24,439	26,479

Net income per common share, basic	$0.03	$0.12	$0.07	$0.26

Net income per common share, diluted	$0.03	$0.12	$0.07	$0.26

Potentially dilutive shares related to stock options to purchase 4,587,240 and 4,365,675 common shares for the three and six month periods ended March 31, 2009, respectively, and 2,378,069 and 1,021,239 common shares for the three and six month periods ended March 31, 2008, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	ACQUISITIONS (CONTINUED)
Pro forma adjustments include amortization of identifiable intangible assets and the $1.9 million charge related to acquired in-process research and development associated with the Sarian acquisition.

	Three months ended March 31, 2008		Six months ended March 31, 2008
	Pro forma	As Reported	Pro forma	As Reported
Net sales	$45,943	$43,070	$94,530	$87,644
Net income	$918	$3,097	$4,650	$6,767
Net income per common share, basic	$0.04	$0.12	$0.18	$0.26
Net income per common share, diluted	$0.03	$0.12	$0.18	$0.26
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
5.	SELECTED BALANCE SHEET DATA (in thousands)

	March 31, 2009	September 30, 2008
Accounts receivable, net:
Accounts receivable	$21,286	$25,007
Less allowance for doubtful accounts	524	697

	$20,762	$24,310

Inventories:
Raw materials	$26,882	$20,979
Work in process	1,437	981
Finished goods	5,893	8,280

	$34,212	$30,240

Other accrued expenses:
Accrued professional fees	621	507
Deferred gain on building sale — short-term	250	273
Unearned revenue	61	353
Other accrued expenses	1,978	1,813

	$2,910	$2,946

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	MARKETABLE SECURITIES
Our marketable securities consist of commercial paper, corporate bonds and government municipal bonds. Prior to October 1, 2008, all marketable securities were classified as held-to-maturity and carried at amortized cost, except for the Lehman Brothers security, which was carried at expected realizable value due to an other-than-temporary impairment recorded during the fourth quarter of fiscal 2008. We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. In addition, we have reclassified the Lehman Brothers security as available-for-sale as we plan on selling a portion of this bond in fiscal 2009, as discussed further below. We continue to account for all other marketable securities purchased prior to October 1, 2008 as held-to-maturity.
We analyze our held-to-maturity investments for impairment on an ongoing basis. Factors considered in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss include the length of time and extent to which the securities have been in an unrealized loss position, the trend of any unrealized losses and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated market recovery. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1,014,900 on a bond issued by Lehman Brothers with a par amount of $1,194,000. This impairment reflected the estimated decline in the value of this security precipitated by the bankruptcy of the security’s issuer. The impairment charge was recorded as a temporary tax difference as we have sufficient capital gains in the available carryback years to utilize the capital loss that will be realized when the bond is sold. We expect to sell a portion of the bond in fiscal 2009, and carryback the capital loss to utilize a capital gain which was generated in fiscal 2006 for which the statute of limitations will expire at the end of fiscal 2009. The resulting value of $179,100 for the security became its new cost basis as of September 30, 2008. No additional other-than-temporary impairment charges for the Lehman Brothers bond were recorded for the six month period ended March 31, 2009 as there has not been any change in the fair value assumptions utilized to calculate the impairment.
We obtain quoted market prices and trading activity for each security, where available, review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. As of March 31, 2009, 13 of our securities were trading below our amortized cost basis. Other than the impaired Lehman Brothers security, we determined each decline in value to be temporary based upon the factors described above. We expect to realize the full par value of these securities, plus accrued interest, at the time of maturity for our held-to-maturity investments. For those assets classified as available-for-sale, we expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold.
Held-to-maturity marketable securities are recorded at amortized cost on our balance sheet as of March 31, 2009 and were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Corporate bonds	$23,675	$17	$(196)	$23,496
Government municipal bonds	3,663	16	—	3,679

	$27,338	$33	$(196)	$27,175

(1)	Included in amortized cost and fair value is purchased and accrued interest of $416,507.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	MARKETABLE SECURITIES (CONTINUED)
Available-for-sale marketable securities are recorded at fair value on our balance sheet and the unrealized loss is recorded in accumulated other comprehensive loss as of March 31, 2009 and was comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Corporate bonds (2)	$4,285	$5	$(1)	$4,289
Government municipal bonds	3,477	—	(8)	3,469

	$7,762	$5	$(9)	$7,758

(1)	Included in amortized cost and fair value is purchased and accrued interest of $101,969.

(2)	The Lehman Brothers security is included in amortized cost at a fair value of $179,100, net of the impairment charge of $1,014,900 recorded in the fourth quarter of fiscal 2008.
Marketable securities were comprised of the following as of September 30, 2008 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Corporate bonds (2)	$55,807	$12	$(2,771)	$53,048
Government municipal bonds	3,709	—	(10)	3,699

Total marketable securities	$59,516	$12	$(2,781)	$56,747

(1)	Included in amortized cost and fair value is purchased and accrued interest of $967,258.

(2)	The Lehman Brothers security is included in amortized cost at a fair value of $179,100, net of the impairment charge of $1,014,900 recorded in the fourth quarter of fiscal 2008.
Securities that mature within one year are classified as current assets on the balance sheet and securities classified as noncurrent have a maturity of greater than one year from the date of purchase. We do not invest in securities with a maturity in excess of 24 months.
7.	FAIR VALUE MEASUREMENTS
We adopted SFAS 157 as of October 1, 2008, with the exception of the application of SFAS 157 to nonfinancial assets and liabilities. SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements.
Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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
The following table provides information by level for financial assets that are measured at fair value, as defined by SFAS No. 157, on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2009 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$14,585	$14,585	$—	$—

Available-for-sale marketable securities:
Corporate bonds	7,758	7,579	—	179

Total cash equivalents and marketable securities measured at fair value	$22,343	$22,164	$—	$179

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for these investments, such that the determination of fair value requires significant judgment or estimation. Our Lehman Brothers security was valued at $179,100 primarily using broker pricing that incorporates transaction details within an inactive market as a baseline, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 31, 2009. No change was made in the Level 3 valuation during the first six months of fiscal 2009.

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
8.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	March 31, 2009			September 30, 2008
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$45,035	$(32,518)	$12,517	$46,660	$(30,745)	$15,915
License agreements	2,440	(2,440)	—	2,440	(2,440)	—
Patents and trademarks	9,132	(5,166)	3,966	8,906	(4,682)	4,224
Customer maintenance contracts	700	(499)	201	700	(464)	236
Customer relationships	17,056	(6,218)	10,838	18,137	(5,472)	12,665
Non-compete agreements	1,014	(243)	771	1,075	(83)	992

Total	$75,377	$(47,084)	$28,293	$77,918	$(43,886)	$34,032

Amortization expense was $1.8 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively, and $3.7 million and $3.5 million for the six months ended March 31, 2009 and 2008, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2009 and the five succeeding fiscal years is as follows (in thousands):

2009 (six months)	$3,850
2010	7,253
2011	5,362
2012	3,952
2013	2,962
2014	2,648
The changes in the carrying amount of goodwill were as follows (in thousands):

	Six months ended March 31,
	2009	2008
Beginning balance, October 1	$86,578	$66,817
Foreign currency translation adjustment	(3,456)	503

Ending balance, March 31	$83,122	$67,320

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.	INCOME TAXES
Income taxes have been provided at an effective rate of 14.3% and 34.3% for the six month periods ended March 31, 2009 and 2008, respectively.
On October 3, 2008 the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. That act retroactively extended the research and development tax credit until December 31, 2009. We recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 for research and development credits earned during the last three quarters of fiscal 2008.
The discrete tax event affected our effective tax rates as shown in the table below:

	Six months ended March 31,
	2009	2008
Effective tax rate before impact of discrete tax benefits	34.8%	34.3%
Impact of discrete tax benefits	-20.5%	0.0%

Effective tax rate	14.3%	34.3%

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Uncertain tax positions as of December 31, 2008	$3,851
Increases related to current year income tax positions	150

Uncertain tax positions as of March 31, 2009	$4,001

The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate is $3.8 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the six months ended March 31, 2009, we recognized $0.1 million in interest and penalties. As of March 31, 2009, we had $0.8 million in accrued interest and penalties on our consolidated balance sheet.
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

	Three months ended March 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	January 1	issued	made	March 31
2009	$1,230	$123	$(210)	$1,143
2008	$1,134	$193	$(194)	$1,133

	Six months ended March 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	March 31
2009	$1,214	$344	$(415)	$1,143
2008	$1,155	$358	$(380)	$1,133
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
Contingent obligations
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
In June 2003, we elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. Had it been approved by the Court, this proposed settlement would have resulted in a dismissal, with prejudice, of all claims in the litigation against us and against any of the other issuer defendants who elected to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. This proposed issuer settlement was conditioned on, among other things, a ruling by the District Court that the claims against NetSilicon and against the other issuers who had agreed to the settlement would be certified for class action treatment for purposes of the proposed settlement, such that all investors included in the proposed classes in these cases would be bound by the terms of the settlement unless an investor opted to be excluded from the settlement in a timely and appropriate fashion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.	CONTINGENCIES (CONTINUED)
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
On August 14, 2007, the plaintiffs filed amended complaints in six focus cases. On November 13, 2007, the issuer defendants and the underwriter defendants separately moved to dismiss the claims against them in the amended complaints in the six focus cases. On March 26, 2008, the District Court issued an order in which it denied in substantial part the motions to dismiss the amended complaints in the six focus cases.
On February 25, 2009, the parties advised the District Court that they have reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. The proposed global settlement remains subject to preliminary and final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of March 31, 2009, we have an accrued liability for the deductible amount of $250,000 which we believe is adequate and reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
12.	SALE AND LEASEBACK OF BUILDING
On February 18, 2008, we entered into a contract for the sale of our building in Dortmund, Germany, and subsequent partial leaseback for a five year term (the “Agreement”). Upon the closing of the transaction in March 2008, we initiated the leaseback of approximately 40% of the property for a period of five years, with a renewal option for an additional five years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.	SALE AND LEASEBACK OF BUILDING (CONTINUED)
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
13.	SUBSEQUENT EVENT
On April 23, 2009, we announced a business restructuring to increase our focus on wireless and reduce our emphasis on individual hardware products in favor of solutions that include hardware, software and services. The restructuring will include the closing of an engineering location in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minneapolis, Minnesota headquarters. The restructuring will result in a workforce reduction of 87 positions or 13% of our total workforce. We believe that these restructuring actions will improve profitability in future quarters. We expect to record a pre-tax charge of approximately $2.0 million during the third quarter of fiscal 2009 related to this restructuring.

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
Goodwill
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to closely monitor for possible impairment due to our declining stock prices, the continuing impacts of the economic downturn on our expected operating results and the broader effects of U.S. market conditions on the fair value of our assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES (CONTINUED)
We have defined the criteria that will result in additional interim goodwill impairment testing. If these criteria are met, we will undertake the analysis to determine whether a goodwill impairment has occurred, which could have a material effect on our financial position and results of operations. As of March 31, 2009 the estimated fair value of common stock, including a control premium of 30%, exceeded the carrying value of our net assets. However, our stock price has continued to decline from the previous quarter at both December 31, 2008 and March 31, 2009. If our stock price were to decline from current levels and then remain low, the risk of a near-term impairment increases significantly. The evaluation of asset impairment requires us to make assumptions about future cash flows and revenues. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.
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
M2M communication works by connecting communication hardware to a physical asset so that information about its status and performance can be sent to a computer system and used to automate a business process or a human action so that a person does not have to do it manually. Incorporating products from both our embedded and non-embedded categories, our Drop-In Networking Solutions are making it easy for customers to effectively “drop-in” a wireless M2M solution. During the second quarter of fiscal 2009, we expanded on Drop-in Networking and introduced our iDigi™ Solutions brand. iDigi™ Solution bundles software and services to our Drop-in Networking product offerings to make M2M deployments even easier, faster, and more economical. At the heart of an iDigi™ Solution bundle is the iDigi™ Platform, a Platform as a Service (PaaS) that quickly and easily connects remote assets to a customer’s business applications. The iDigi™ Platform runs on a grid of Digi-managed servers. As an on-demand model, customers pay only for services consumed, conserving capital and requiring no infrastructure. iDigi™ Energy was launched as the first iDigi™ Solution bundle and targets the Smart Grid efforts of energy services providers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
The decrease in revenue and earnings per diluted share for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 is a result of lower than anticipated revenue across all regions and most product lines attributable to rapidly deteriorating demand conditions for our products that began in November 2008. The strengthening of the U.S. dollar compared to the Euro and the British pound also contributed to the decrease in revenue and operating income. Total revenue was lower than anticipated in the second fiscal quarter of 2009 compared to the prior year comparable quarter. Wireless revenue increased as a percent of total revenue from 21.8% in the second quarter of fiscal 2008 to 34.9% in the second quarter of fiscal 2009. We anticipate that growth in the future will result from products and services that are developed internally as well as from products and services that are acquired. We are continuing to invest in our wireless products and services while closely monitoring and controlling discretionary spending. We also are actively managing our supply chain to ensure that our key sources of supply are intact.
During the second quarter of fiscal 2009, as part of our expense reduction measures, we eliminated our non-sales incentive compensation program for fiscal 2009. This program applies to executive management as well as a large part of the employee base. In addition, we will reduce our sales commission program for the third and fourth quarters of fiscal 2009. During the second quarter of fiscal 2009, we reversed incentive compensation accrued for the first quarter of fiscal 2009 of $0.9 million, which was included in our cost of sales and all of our operating expense categories.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage of change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
	2009		2008		(decrease)	2009		2008		(decrease)
Net sales	$40,085	100.0%	$43,070	100.0%	(6.9)%	$81,446	100.0%	$87,644	100.0%	(7.1)%
Cost of sales (exclusive of amortiza- tion of purchased and core technology shown separately below)	19,908	49.7	18,986	44.1	4.9	38,977	47.9	38,529	44.0	1.2
Amortization of purchased and core technology	1,008	2.5	907	2.1	11.1	2,052	2.5	2,043	2.3	0.4

Gross profit	19,169	47.8	23,177	53.8	(17.3)	40,417	49.6	47,072	53.7	(14.1)
Operating expenses:
Sales and marketing	8,976	22.4	9,034	21.0	(0.6)	18,601	22.8	17,720	20.2	5.0
Research and development	6,196	15.4	6,529	15.1	(5.1)	13,170	16.2	13,118	15.0	0.4
General and administrative	3,398	8.5	3,941	9.2	(13.8)	7,281	8.9	7,982	9.1	(8.8)

Total operating expenses	18,570	46.3	19,504	45.3	(4.8)	39,052	47.9	38,820	44.3	0.6

Operating income	599	1.5	3,673	8.5	(83.7)	1,365	1.7	8,252	9.4	(83.5)
Interest income and other, net	395	1.0	989	2.3	(60.1)	654	0.8	2,048	2.3	(68.1)

Income before income taxes	994	2.5	4,662	10.8	(78.7)	2,019	2.5	10,300	11.7	(80.4)
Income tax provision	279	0.7	1,565	3.6	(82.2)	288	0.4	3,533	4.0	(91.8)

Net income	$715	1.8%	$3,097	7.2%	(76.9)%	$1,731	2.1%	$6,767	7.7%	(74.4)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES
The following summarizes our net sales for the periods indicated:

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
($ in thousands)	2009		2008		(decrease)	2009		2008		(decrease)
Non-embedded	$22,715	56.7%	$21,358	49.6%	6.4%	$46,055	56.5%	$45,215	51.6%	1.9%
Embedded	17,370	43.3	21,712	50.4	(20.0)	35,391	43.5	42,429	48.4	(16.6)

Total net sales	$40,085	100.0%	$43,070	100.0%	(6.9)%	$81,446	100.0%	$87,644	100.0%	(7.1)%

Non-embedded
Our non-embedded revenue increased by $1.3 million or 6.4% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and increased by $0.8 million or 1.9% for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The increases resulted primarily from an increase in cellular products and incremental net sales of Sarian-branded products, which were offset by decreases in net sales of serial cards, serial server and USB products. Most of the increase in our non-embedded net sales took place in the European, Middle Eastern and African (“EMEA”) region due to the acquisition of Sarian which provided net sales of $5.0 million and $8.1 million for the three and six month periods ended March 31, 2009, respectively, offset by a decrease in the North American, Asian Pacific and Latin American regions. Without the Sarian acquisition, our non-embedded revenue would have decreased 17.0% and 16.1% for the three and six months ended March 31, 2009, respectively. Sarian was acquired during the third quarter of fiscal 2008.
Embedded
Our embedded revenue decreased by $4.3 million or 20.0% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, and decreased by $7.0 million or 16.6% for the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The decreases resulted primarily from decreases in net sales of modules. Most of the decrease in our embedded net sales took place in the North American, EMEA and Latin American regions. Spectrum net sales of $1.2 million and $2.2 million for the three and six months ended March 31, 2009, respectively, are included in the North American embedded product sales. Without the Spectrum acquisition our embedded revenue would have decreased 25.3% and 21.7% for the three and six months ended March 31, 2009, respectively. Spectrum was acquired during the fourth quarter of fiscal 2008.
The following summarizes our net sales by geographic region:

	Three months ended March 31,		$ increase	% increase	Six months ended March 31,		$ increase	% increase
($ in thousands)	2009	2008	(decrease)	(decrease)	2009	2008	(decrease)	(decrease)
North America (1)	$20,724	$23,959	$(3,235)	(13.5)%	$43,869	$52,083	$(8,214)	(15.8)%
EMEA (2)	14,934	12,785	2,149	16.8	28,262	23,929	4,333	18.1
Asia Pacific	3,776	4,621	(845)	(18.3)	7,610	9,150	(1,540)	(16.8)
Latin America (including Mexico)	651	1,705	(1,054)	(61.8)	1,705	2,482	(777)	(31.3)

Total net sales	$40,085	$43,070	$(2,985)	(6.9)%	$81,446	$87,644	$(6,198)	(7.1)%

(1)	Includes Spectrum net sales of $1,143,047 and $2,191,457 for the three and six months ended March 31, 2009, respectively.

(2)	Includes Sarian net sales of $4,996,951 and $8,107,598 for the three and six months ended March 31, 2009, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
The strengthening of the U.S. dollar compared to the Euro, British Pound and Japanese Yen for the three and six month periods ended March 31, 2009 compared to the same periods in the prior year had an unfavorable impact on net sales of $2.6 million and $4.0 million, respectively.
GROSS MARGIN
Gross margins for the three and six months ended March 31, 2009 was 47.8% and 49.6%, respectively, compared to 53.8% and 53.7% for the three and six months ended March 31, 2008, respectively. The decrease in the gross margin for the three months ended March 31, 2009 as compared to the same period a year ago was due to unfavorable product mix within primarily the non-embedded products, including sales of Sarian non-embedded products which provide lower gross margins. The strengthening of the U.S. dollar compared to the Euro and British Pound had an unfavorable impact on gross margin of approximately 1.1% and 0.6% for the three and six months ended March 31, 2009, respectively, as compared to the same periods a year ago.
OPERATING EXPENSES
Total operating expenses decreased by $0.9 million and increased by $0.2 million for the three and six months ended March 31, 2009 as compared to the same periods a year ago as follows:

	Three months ended March 31,				$ increase	Six months ended March 31,				$ increase
($ in thousands)	2009		2008		(decrease)	2009		2008		(decrease)

Sales and marketing	$8,976	22.4%	$9,034	21.0%	$(58)	$18,601	22.8%	$17,720	20.2%	$881
Research and development	6,196	15.4	6,529	15.1	(333)	13,170	16.2	13,118	15.0	52
General and administrative	3,398	8.5	3,941	9.2	(543)	7,281	8.9	7,982	9.1	(701)

Total operating expenses	$18,570	46.3%	$19,504	45.3%	$(934)	$39,052	47.9%	$38,820	44.3%	$232

The net decrease of $0.1 million in sales and marketing expenses for the three months ended March 31, 2009 as compared to March 31, 2008 was primarily due to a decrease of $0.2 million in compensation-related expenses, a reduction of $0.2 million for advertising costs and a $0.2 million reduction for recruiting fees and travel costs, offset by an increase due to the incremental ongoing costs related to the Sarian and Spectrum acquisitions of $0.5 million. For the six months ended March 31, 2009 as compared to March 31, 2008, the net increase in sales and marketing expenses was $0.9 million primarily due to $1.2 million of incremental ongoing costs due to the acquisition of Sarian and Spectrum, offset by a reduction of $0.3 million of advertising and marketing expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
The net decrease of $0.3 million in research and development expenses for the three months ended March 31, 2009 compared to March 31, 2008 was due primarily to a decrease of $0.7 million for compensation-related expenses, offset by an increase of $0.2 million of outside service expense primarily for certification of wireless products and incremental ongoing expenses of $0.2 million related to the acquisition of Sarian and Spectrum. Research and development expenses for the six months ended March 31, 2009 increased $0.1 million compared to the same period a year ago due primarily to an increase of $0.4 million in outside service expense primarily for certification of wireless products and incremental ongoing expenses of $0.4 million related to the acquisitions of Sarian and Spectrum, offset by a decrease of $0.5 million of compensation-related expenses and a decrease of $0.2 million pertaining to agency testing and various development projects.
The net decrease in general and administrative expenses of $0.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is primarily due to a decrease of compensation-related expenses of $0.6 million, a $0.3 million reduction in depreciation and amortization expenses and a $0.5 million reduction in legal fees and other general and administrative expenses, offset by an increase of $0.3 million related to the loss of sublease income due to the sale of the Dortmund building and $0.6 million of incremental ongoing expenses due to the acquisitions of Sarian and Spectrum. For the six months ended March 31, 2009 compared to March 31, 2008, the net decrease in general and administrative expenses of $0.7 million was due primarily to a decrease of $0.9 million in compensation-related expenses, $0.6 million in reduced depreciation and amortization as the Dortmund building was sold and certain intangibles became fully amortized, $0.4 million in reduced professional fees and outside consulting fees, and a reduction of $0.7 million in other miscellaneous general and administrative expenses. This was offset by an increase of $1.5 million in incremental ongoing expenses related to the Sarian and Spectrum acquisitions, and $0.4 million of increased rent due mostly to the elimination of a sublease income and recognized gain on the sale of the Dortmund building.
INTEREST INCOME AND OTHER, NET
Other income, net was $0.4 million and $0.7 million for the three and six months ended March 31, 2009 compared to $1.0 million and $2.1 million for the three and six months ended March 31, 2008, respectively. The decrease of $0.6 million and $1.4 million for the three and six months ended March 31, 2009, respectively, as compared to the same periods a year ago, was due mostly to a reduction in interest income. We earned a lower average interest rate of 2.8% and 3.3% for the three and six months ended March 31, 2009, respectively, compared to 4.7% and 4.9% for the three and six months ended March 31, 2008. The average invested balance for the three and six months ended March 31, 2009 was $53.5 million and $57.1 million, respectively, and for the three and six months ended March 31, 2008 was $86.1 million and $84.6 million, respectively.
INCOME TAXES
For the six month period ended March 31, 2009, income taxes have been provided at an effective rate of 14.3% compared to 34.3% for the six month period ended March 31, 2008. On October 3, 2008 the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. That act retroactively extended the research and development tax credit until December 31, 2009. As a result, we recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 for research and development credits earned during the last three quarters of fiscal 2008. The total discrete tax benefits for the six months ended March 31, 2009 reduced the effective tax rate by 20.5 percentage points. We expect our annualized 2009 income tax rate, before the impact of discrete items, to be approximately 29% to 32%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At March 31, 2009, we had cash, cash equivalents and short-term marketable securities of $61.1 million compared to $73.5 million at September 30, 2008, a decrease of $12.4 million. Our working capital (total current assets less total current liabilities) decreased $9.8 million to $102.4 million at March 31, 2009 compared to $112.2 million at September 30, 2008.
Consolidated Statement of Cash Flow Highlights (in thousands)

	Six months ended March 31,
	2009	2008	Change
Operating activities	$(798)	$9,333	$(10,131)
Investing activities	22,750	(1,631)	24,381
Financing activities	(5,598)	1,961	(7,559)
Effect of exchange rate changes on cash and cash equivalents	(1,989)	(903)	(1,086)

Net increase in cash and cash equivalents	$14,365	$8,760	$5,605

Reconciliation of Net Income to Cash Inflows (Outflows) from Operating Activities (in thousands)

	Six months ended March 31,
	2009	2008	Change
Net income	$1,731	$6,767	$(5,036)
Deferred income tax benefit	(1,540)	(1,920)	380
Depreciation and amortization	4,865	4,792	73
Stock-based compensation	1,842	1,776	66
Excess tax benefits from stock-based compensation	(42)	(165)	123
Other reconciling items	40	32	8
Changes in working capital	(7,694)	(1,949)	(5,745)

Cash flows (used in) provided by operating activities	$(798)	$9,333	$(10,131)

The decrease in net cash provided by operating activities of $10.1 million for the comparable six month periods ended March 31, 2009 and 2008 is primarily due to a decrease in net income of $5.0 million and a net increase in cash outflows due to changes in working capital of $5.7 million at March 31, 2009 as compared to March 31, 2008. The increase in working capital cash outflows was primarily due to inventory increases as certain forecasted sales were deferred to future quarters in addition to pre-builds of new products and strategic inventory purchases and lower accounts payable than the same six month period a year ago, partially offset by a decrease in accounts receivable primarily due to lower revenue in fiscal 2009.
Net cash provided by investing activities was $22.8 million during the six months ended March 31, 2009 compared to net cash used by investing activities of $1.6 million during the same period in the prior fiscal year. The net increase of $24.4 million was primarily due to $28.9 million related to net settlements of marketable securities during the six months ended March 31, 2009 compared to net purchases of marketable securities during the same period one year ago. Purchases of property, equipment, improvements and certain other intangible assets decreased $0.3 million in the first half of fiscal 2009 as compared to the same period a year ago. We spent $1.3 million for a contingent purchase price payment related to the FS Forth acquisition in the first quarter of fiscal 2008. In the second quarter of fiscal 2008, we used $0.4 million for a deposit on the Dortmund building leaseback and we received $6.5 million for the Dortmund building sale. We anticipate total fiscal 2009 capital expenditures will be approximately $3.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
We used $5.6 million for financing activities during the six months ended March 31, 2009 compared to a cash inflow of $1.9 million during the same period a year ago, or a net decrease of $7.5 million. We used $6.1 million for the purchase of treasury stock during the six months ended March 31, 2009 and also received $1.4 million less in proceeds from stock option and employee stock purchase plan transactions during the first half of fiscal 2009 as compared to the same period a year ago.
We had cash provided by operating activities in excess of $20.0 million during each of the last three fiscal years. In addition, we believe that our current cash balance and our potential capacity for additional debt and/or equity financing would be sufficient to fund our business for the next twelve months.
There have been no material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP SFAS 157-4 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009, and shall be applied prospectively. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). FSP SFAS 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. FSP SFAS 115-2 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009 and shall be applied to new and existing investments held by us as of April 1, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 applies to all financial statements within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP SFAS 107-1 is effective beginning with our quarterly report on Form 10-Q for the period ending June 30, 2009. We do not believe that the implementation of this standard will have a material impact on our consolidated financial statements.

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” (“FSP 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude various accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13, with the exception of assets or liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141(R). FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning October 1, 2009 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted the required provisions of SFAS 157 for our financial assets and liabilities at the beginning of our fiscal year 2009 (see Note 7) and the remaining provisions for nonfinancial assets and liabilities will be adopted by us for our fiscal years beginning October 1, 2009. We are currently evaluating the impact of FSP 157-2 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. The majority of our marketable securities are classified as held-to-maturity and are carried at amortized cost. Beginning October 1, 2008, newly acquired marketable securities are classified as available-for-sale and any unrealized gain or loss is included in accumulated other comprehensive income within stockholders’ equity. Marketable securities consist of commercial paper, government municipal bonds and corporate bonds. Our credit policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. Our portfolio contains no auction rate securities. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than a year. A change in interest rates would not have a material effect on our consolidated financial statements.
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
For the six months ended March 31, 2009 and 2008, we had approximately $37.6 million and $35.0 million, respectively, of net sales to foreign customers including export sales, of which $18.0 million and $12.4 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds for the six months ended March 31, 2009 and predominantly Euros for the six months ended March 31, 2008. In future periods, a significant portion of sales will continue to be made in both Euros and British Pounds.
The average monthly exchange rate for the Euro to the U.S. Dollar decreased approximately 10.7% from 1.4723 to 1.3141 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased approximately 15.3% from 0.0092 to 0.0106 for the first six months of fiscal year 2009 as compared to the same period one year ago. The average monthly exchange rate for the British Pound to the U.S. Dollar has decreased approximately 25.0% from 2.012 to 1.5087 for the first six months of fiscal year 2009 as compared to the same period one year ago. A 10% change from the first six months of fiscal 2009 average exchange rate for the Euro, British Pound and Japanese Yen to the U.S. Dollar would have resulted in a 2.2% increase or decrease in net sales and a 1.8% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we need to consider in response to changes in the exchange rate.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of commercial paper, government municipal bonds and corporate bonds. We may have some exposure related to the fair value of our securities, which could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges for other securities in our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 23, 2008, our Board of Directors authorized an additional 500,000 shares of our common stock for repurchase under our previously announced stock repurchase program. The total number of shares authorized to be repurchased is 1,500,000 shares. There is no expiration date for the program. During the fourth quarter of fiscal 2008, we began to repurchase our common stock in the open market. The following table presents our repurchases during the second quarter of fiscal 2009:

	Total	Average	Total Number of	Maximum Number
	Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid	as Part of a Publicly	Yet Be Purchased
Fiscal Period	Purchased	per Share	Announced Program	Under the Program
January 1, 2009 — January 31, 2009	370,197	$7.64	370,197	658,603
February 1, 2009 — February 28, 2009	214,293	$7.50	214,293	444,310
March 1, 2009 — March 31, 2009 (1)	271,666	$6.91	271,666	172,644

Total	856,156	$7.38	856,156	172,644

(1)	Includes 21,966 shares purchased for $165,042 that were not settled by March 31, 2009. Share repurchases are included within the Condensed Consolidated Statements of Cash Flows based on settlement date.

PART II. OTHER INFORMATION (CONTINUED)
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on January 26, 2009. Of the 25,383,253 shares of Digi common stock entitled to vote at the meeting, 21,506,653 shares were present at the meeting in person or by proxy. The stockholders voted on the following:
a)	The following individuals designated by our Board of Directors as nominees for director were elected for a three-year term, with voting as follows:

Nominee	Total Votes For	Withhold Authority

Kenneth E. Millard	10,121,566	11,385,087
William N. Priesmeyer	10,032,941	11,473,712
b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009. The proposal passed on a vote of 21,312,237 in favor, 190,928 against, 3,488 abstentions and no broker non-votes.
In addition, the terms of the following directors continued after the meeting:
Directors with a term ending in 2010: Guy C. Jackson and Ahmed Nawaz
Directors with a term ending in 2011: Joseph T. Dunsmore and Bradley J. Williams
ITEM 5. OTHER INFORMATION
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

DIGI INTERNATIONAL INC.

Date: May 7, 2009	By:	/s/ Subramanian Krishnan Subramanian Krishnan
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