Form 10-Q
period 2009-06-30
DIGI INTERNATIONAL INC
filed 2009-08-10
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2009, there were 24,661,814 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per common share data)

Net sales	$44,470	$46,995	$125,916	$134,639
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,986	21,200	60,963	59,729
Amortization of purchased and core technology	1,047	938	3,099	2,981

Gross profit	21,437	24,857	61,854	71,929

Operating expenses:
Sales and marketing	8,624	9,493	27,225	27,213
Research and development	6,823	6,995	19,993	20,113
General and administrative	3,435	3,839	10,716	11,821
Restructuring costs	1,953	—	1,953	—
Acquired in-process research and development	—	1,900	—	1,900

Total operating expenses	20,835	22,227	59,887	61,047

Operating income	602	2,630	1,967	10,882

Other income (expense):
Interest income	275	776	1,259	2,850
Interest expense	(67)	(64)	(202)	(90)
Other income, net	559	355	364	355

Total other income (expense)	767	1,067	1,421	3,115

Income before income taxes	1,369	3,697	3,388	13,997
Income tax (benefit) provision	(24)	1,712	264	5,245

Net income	$1,393	$1,985	$3,124	$8,752

Net income per common share:
Basic	$0.06	$0.08	$0.13	$0.34

Diluted	$0.06	$0.08	$0.12	$0.33

Weighted average common shares:
Basic	24,607	25,742	24,982	25,683

Diluted	24,875	26,079	25,250	26,353

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2009	2008
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,671	$14,176
Marketable securities	32,977	59,337
Accounts receivable, net	25,742	24,310
Inventories	29,234	30,240
Other	4,849	5,106

Total current assets	122,473	133,169
Marketable securities, long-term	4,261	179
Property, equipment and improvements, net	16,187	16,255
Identifiable intangible assets, net	28,900	34,032
Goodwill	86,837	86,578
Other	1,187	1,203

Total assets	$259,845	$271,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations, current portion	$32	$267
Accounts payable	10,141	10,343
Accrued compensation	2,685	5,981
Accrued warranty	1,020	1,214
Deferred payment on acquisition	2,940	—
Restructuring	1,519	—
Other	3,148	3,128

Total current liabilities	21,485	20,933
Capital lease obligations, net of current portion	2	78
Income taxes payable	4,621	4,358
Deferred tax liabilities	4,914	7,582
Deferred payment on acquisition	2,786	5,575
Other noncurrent liabilities	803	956

Total liabilities	34,611	39,482

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,368,515 and 28,335,876 shares issued	284	283
Additional paid-in capital	180,190	177,614
Retained earnings	81,749	78,625
Accumulated other comprehensive loss	(8,622)	(1,897)
Treasury stock, at cost, 3,735,242 and 2,960,457 shares	(28,367)	(22,691)

Total stockholders’ equity	225,234	231,934

Total liabilities and stockholders’ equity	$259,845	$271,416

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2009	2008
	(in thousands)
Operating activities:
Net income	$3,124	$8,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,899	1,894
Amortization of identifiable intangible assets and other assets	5,531	5,033
Excess tax benefits from stock-based compensation	(44)	(177)
Stock-based compensation	2,690	2,702
Deferred income tax benefit	(2,346)	(2,696)
Restructuring	1,519	—
Acquired in-process research and development	—	1,900
Other	(67)	128
Changes in operating assets and liabilities	(8,033)	(2,509)

Net cash provided by operating activities	4,273	15,027

Investing activities:
Purchase of held-to-maturity marketable securities	(21,615)	(57,273)
Proceeds from maturities of held-to-maturity marketable securities	45,275	65,667
Acquisition of Sarian Systems, Ltd., net of cash acquired	—	(27,811)
Acquisition of assets of MobiApps Holdings Private Limited	(2,969)	—
Contingent purchase price payments related to business acquisitions	—	(1,315)
Increase in noncurrent restricted cash	—	(392)
Proceeds from sale-leaseback and sale of other property, equipment, improvements	—	6,915
Purchase of property, equipment, improvements and certain other intangible assets	(2,327)	(2,567)

Net cash provided by (used in) investing activities	18,364	(16,776)

Financing activities:
Payments on capital lease obligations	(311)	(293)
Borrowing on note payable	—	25,000
Payment on note payable	—	(25,000)
Excess tax benefits from stock-based compensation	44	177
Proceeds from stock option plan transactions	125	1,679
Proceeds from employee stock purchase plan transactions	787	802
Purchase of treasury stock	(6,576)	—

Net cash (used in) provided by financing activities	(5,931)	2,365

Effect of exchange rate changes on cash and cash equivalents	(1,211)	(2,240)

Net increase (decrease) in cash and cash equivalents	15,495	(1,624)
Cash and cash equivalents, beginning of period	14,176	18,375

Cash and cash equivalents, end of period	$29,671	$16,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in our 2008 Annual Report on Form 10-K as filed with the SEC (“2008 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments (other than the restructuring charge) necessary for a fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed balance sheet data were derived from our 2008 Financial Statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
Changes in Presentation
We have reclassified certain prior year amounts to conform to the current year’s presentation and to the presentation in our 2008 Annual Report on Form 10-K. These reclassifications had no effect on our previously reported net income.
Recently Issued Accounting Pronouncements
In June the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). This statement establishes the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases by the SEC and its staff are also sources of authoritative guidance for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us begins with our 2009 annual report on Form 10-K. As the Codification is not intended to change or alter existing GAAP, it is not expected to have any impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, the circumstances under which we should recognize events or transactions occurring after the balance sheet date, and disclosures that we should make about such events or transactions. SFAS 165 was adopted by us beginning with this current interim period ended June 30, 2009 and had no material impact on our consolidated financial statements. In accordance with SFAS 165, we have evaluated subsequent events through August 10, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flow used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other accounting principles generally accepted in the United States. This statement is effective for financial statements issued for fiscal years and interim periods within those years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will adopt FSP SFAS 142-3 on October 1, 2009 and there will be no impact on our consolidated financial statements, since it must be applied prospectively.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are not already required to be recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt the required provisions of FSP 157-2 for our nonfinancial assets and liabilities beginning October 1, 2009. We do not believe that the impact of this standard will have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	COMPREHENSIVE INCOME
Comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized loss on available-for-sale marketable securities, net of tax. Comprehensive income was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net income	$1,393	$1,985	$3,124	$8,752
Other comprehensive income (loss):
Change in foreign currency translation gain (loss)	2,919	(1,342)	(6,695)	(629)
Change in unrealized loss on investments, net of tax	(28)	—	(30)	—

Comprehensive income (loss)	$4,284	$643	$(3,601)	$8,123

3.	NET INCOME PER COMMON SHARE
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$1,393	$1,985	$3,124	$8,752

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,607	25,742	24,982	25,683

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	268	337	268	670

Denominator for diluted net income per common share — adjusted weighted average shares	24,875	26,079	25,250	26,353

Net income per common share, basic	$0.06	$0.08	$0.13	$0.34

Net income per common share, diluted	$0.06	$0.08	$0.12	$0.33

Potentially dilutive shares related to stock options to purchase 4,339,260 and 4,349,812 common shares for the three and nine month periods ended June 30, 2009, respectively, and 3,751,317 and 2,019,831 common shares for the three and nine month periods ended June 30, 2008, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	ACQUISITIONS
MobiApps Holdings Private Limited
On June 8, 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (“MobiApps”), a developer of machine-to-machine (“M2M”) communications technology focusing on satellite, cellular, and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. Pursuant to the terms of the asset purchase agreements, Digi International acquired the U.S. assets located in Herndon, Virginia. In addition, we established Digi Wireless Singapore Pte. Ltd. and Digi m2m Solutions India Private Limited, which acquired the assets of MobiApps’ affiliate companies, located in Singapore and India, respectively. The acquisition was a cash transaction for $3.0 million. An additional $0.5 million may be payable at the end of fiscal 2010, contingent on the achievement of certain performance milestones.
The purchase price was allocated to the estimated fair value of the assets acquired, resulting in tax-deductible goodwill of $1.7 million. We believe that the acquisition resulted in the recognition of goodwill since MobiApps satellite, cellular and hybrid satellite/cellular solutions will expand our wireless and mobile offerings.
MobiApps operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheet as of June 30, 2009 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the completion of further detailed analyses. Once the analyses have been completed, the allocation of purchase price will be finalized. The table below sets forth the preliminary purchase price allocation (in thousands):

Cash, including direct acquisition costs	$3,019

Fair value of net tangible assets acquired	$136
Identifiable intangible assets:
Existing purchased and core technology	800
License agreement	400
Goodwill	1,683

$3,019

The weighted average useful life for the total of all the identifiable intangibles listed above is 5.7 years. The weighted average useful life for each intangible asset class is as follows: purchased and core technology — 5.8 years and license agreement — 5.5 years.
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
We have determined that the MobiApps acquisition is not material to our consolidated results of operations or financial condition. Therefore, pro forma financial information is not presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	ACQUISITIONS (CONTINUED)
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
Sarian Systems, Ltd.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”), which is a wholly owned subsidiary of Digi International Ltd. Prior to the acquisition, Sarian was a privately held corporation located in the United Kingdom. The total purchase price of $30.9 million, net of $3.1 million of cash acquired, was for all of the outstanding ordinary shares of Sarian.
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

	Three months ended June 30, 2008		Nine months ended June 30, 2008
	Pro forma	As Reported	Pro forma	As Reported
Net sales	$47,787	$46,995	$142,317	$134,639
Net income	$1,389	$1,985	$7,938	$8,752
Net income per common share, basic	$0.05	$0.08	$0.31	$0.34
Net income per common share, diluted	$0.05	$0.08	$0.30	$0.33
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the Sarian acquisition occurred as of the beginning of fiscal 2008 as presented above, nor are they necessarily indicative of the results that will be obtained in the future.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	SELECTED BALANCE SHEET DATA

(in thousands)	June 30, 2009	September 30, 2008

Accounts receivable, net:
Accounts receivable	$26,334	$25,007
Less allowance for doubtful accounts	592	697

	$25,742	$24,310

Inventories:
Raw materials	$22,668	$20,979
Work in process	695	981
Finished goods	5,871	8,280

	$29,234	$30,240

Other current liabilities:
Accrued professional fees	705	507
Income taxes payable	—	182
Deferred gain on building sale — short-term	265	273
Unearned revenue	78	353
Other accrued expenses	2,100	1,813

	$3,148	$3,128

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

6.	MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, corporate bonds and government municipal bonds. Prior to October 1, 2008, all marketable securities were classified as held-to-maturity and carried at amortized cost, except for a bond issued by the Lehman Brothers, “the Lehman Brothers security,” which was carried at expected realizable value due to an other-than-temporary impairment recorded during the fourth quarter of fiscal 2008. We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. In addition, we have reclassified the Lehman Brothers security as available-for-sale as we plan to sell a portion of this bond in fiscal 2009, as discussed further below. We continue to account for all other marketable securities purchased prior to October 1, 2008 as held-to-maturity.
On April 1, 2009, we adopted FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the method(s) and significant assumptions used to estimate fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	MARKETABLE SECURITIES (CONTINUED)
We analyze our held-to-maturity and available-for-sale investments for impairment on an ongoing basis. On April 1, 2009 we adopted FASB Staff Position No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS 115-2”). As a result of the adoption of FSP SFAS 115-2, we consider factors in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss such as: a) whether we have the intent to sell the security or b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery. We also consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1,014,900 on a bond issued by Lehman Brothers with a par amount of $1,194,000. The resulting value of $179,100 for the security became its new cost basis as of September 30, 2008. This other-than-temporary impairment reflected the estimated decline in the value of this security precipitated by the bankruptcy of the security’s issuer and is considered a credit loss and thus would remain in retained earnings. The impairment charge was recorded as a temporary tax difference as we have sufficient capital gains in the available carry back years to utilize the capital loss that will be realized when the bond is sold. We expect to sell a portion of the bond in fiscal 2009, and carry back the capital loss to utilize a capital gain which was generated in fiscal 2006 for which the statute of limitations will expire at the end of fiscal 2009. No additional other-than-temporary impairment charges for the Lehman Brothers bond were recorded for the nine month period ended June 30, 2009 as there has not been any significant change in the fair value assumptions utilized to calculate the impairment.
We obtain quoted market prices and trading activity for each security, where available, and review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. As of June 30, 2009, 42 of our securities, of which 37 were certificates of deposit, were trading below our amortized cost basis. Other than the impaired Lehman Brothers security, we determined each decline in value to be temporary based upon the factors described above. We expect to realize the full par value of these securities, plus accrued interest, at the time of maturity for our held-to-maturity investments. For those assets classified as available-for-sale, we expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold.
Held-to-maturity marketable securities are recorded at amortized cost on our balance sheet as of June 30, 2009 and were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$11,460	$11	$(3)	$11,468
Government municipal bonds	3,683	5	—	3,688

Total marketable securities	$15,143	$16	$(3)	$15,156

(1)	Included in amortized cost and fair value is purchased and accrued interest of $298,056.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	MARKETABLE SECURITIES (CONTINUED)
Available-for-sale marketable securities are recorded at fair value on our balance sheet as of June 30, 2009 and the unrealized gains and losses are recorded in accumulated other comprehensive loss and were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Current marketable securities:
Corporate bonds (2)	$3,182	$10	$—	$3,192
Certificates of deposit	9,255	—	(27)	9,228
Government municipal bonds	5,410	5	(1)	5,414

Current marketable securities	17,847	15	(28)	17,834
Non-current marketable securities:
Corporate bonds (2)	3,234	—	(36)	3,198
Government municipal bonds	1,064	—	(1)	1,063

Non-current marketable securities	4,298	—	(37)	4,261

Total marketable securities	$22,145	$15	$(65)	$22,095

(1)	Included in amortized cost and fair value is purchased and accrued interest of $196,308.

(2)	The Lehman Brothers security is included in amortized cost at a fair value of $179,100, net of the impairment charge of $1,014,900 recorded in the fourth quarter of fiscal 2008.
The unrealized losses primarily relate to one corporate bond that is considered a stable company with very active trading and certificates of deposits which are secure investments and insured by the FDIC.
Marketable securities were comprised of the following as of September 30, 2008 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$55,628	$12	$(2,771)	$52,869
Government municipal bonds	3,709	—	(10)	3,699

Current marketable securities	59,337	12	(2,781)	56,568
Non-current marketable securities:
Corporate bonds (2)	179	—	—	179

Total marketable securities	$59,516	$12	$(2,781)	$56,747

(1)	Included in amortized cost and fair value is purchased and accrued interest of $967,258.

(2)	The Lehman Brothers security is included in amortized cost at a fair value of $179,100, net of the impairment charge of $1,014,900 recorded in the fourth quarter of fiscal 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	MARKETABLE SECURITIES (CONTINUED)
The amortized cost and fair value of marketable securities at June 30, 2009, by contractual maturity, are shown below (in thousands):

			Due After One Year
	Due Within One Year		Through Five Years (3)
	Amortized	Fair	Amortized	Fair
	Cost (1)	Value (1)	Cost (1)	Value (1)
Corporate bonds (2)	$14,642	$14,660	$3,234	$3,198
Certificates of deposit	9,255	9,228	—	—
Government municipal bonds	9,093	9,102	1,064	1,063

Total marketable securities	$32,990	$32,990	$4,298	$4,261

(1)	Included in amortized cost and fair value is purchased and accrued interest of $494,364.

(2)	The Lehman Brothers security is included in amortized cost at a fair value of $179,100, net of the impairment charge of $1,014,900 recorded in the fourth quarter of fiscal 2008.

(3)	We do not invest in maturities in excess of 24 months.

7.	FAIR VALUE MEASUREMENTS
We have adopted FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”) beginning in the quarter ended June 30, 2009. This standard provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.
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
The hierarchy is broken down into three levels defined as follows:
•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs are unobservable for the asset or liability. See the section below titled Level 3 Valuation Techniques for further discussion of how we determine fair value for investments classified as Level 3.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	FAIR VALUE MEASUREMENTS (CONTINUED)
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
As of our effective date of October 1, 2008, fair value under SFAS 157 is applied to financial assets, such as certificates of deposit, corporate bonds and government municipal bonds, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period; however, the definition of fair value is now applied using SFAS 157 which requires us to use quoted market prices in active markets (Level 1).
The following table provides information by level for financial assets that are measured at fair value, as defined by SFAS No. 157, on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2009 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$12,772	$12,772	$—	$—

Available-for-sale marketable securities:
Corporate bonds	6,390	6,211	—	179
Certificates of deposit	9,228	9,228	—	—
Government municipal bonds	6,477	6,477	—	—

Total cash equivalents and marketable securities measured at fair value	$34,867	$34,688	$—	$179

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for these investments, such that the determination of fair value requires significant judgment or estimation. Our Lehman Brothers security was valued at $179,100 primarily using broker pricing data (Level 3) that incorporate transaction details within an inactive market as a baseline, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 30, 2009. No change was made in the Level 3 valuation during the first nine months of fiscal 2009.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	June 30, 2009			September 30, 2008
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$46,788	$(33,851)	$12,937	$46,660	$(30,745)	$15,915
License agreements	2,840	(2,446)	394	2,440	(2,440)	—
Patents and trademarks	9,237	(5,422)	3,815	8,906	(4,682)	4,224
Customer maintenance contracts	700	(516)	184	700	(464)	236
Customer relationships	17,697	(6,835)	10,862	18,137	(5,472)	12,665
Non-compete agreements	1,050	(342)	708	1,075	(83)	992

Total	$78,312	$(49,412)	$28,900	$77,918	$(43,886)	$34,032

Amortization expense was $1.9 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively, and $5.5 million and $5.0 million for the nine months ended June 30, 2009 and 2008, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2009 and the five succeeding fiscal years is as follows (in thousands):

2009 (three months)	$1,925
2010	7,253
2011	5,362
2012	3,952
2013	2,962
2014	2,648
The changes in the carrying amount of goodwill were as follows (in thousands):

	Nine months ended June 30,
	2009	2008
Beginning balance, October 1	$86,578	$66,817
Acquisition of MobiApps	1,683	—
Acquisition of Sarian	—	15,432
Foreign currency translation adjustment	(1,424)	582

Ending balance, June 30	$86,837	$82,831

9.	INCOME TAXES
Income taxes have been provided at an effective rate of 7.8% and 37.5% for the nine month periods ended June 30, 2009 and 2008, respectively.
On October 3, 2008 the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. That act retroactively extended the research and development tax credit until December 31, 2009. We recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 for research and development credits earned during the last three quarters of fiscal 2008. During the third quarter of fiscal 2009 we recorded a discrete tax benefit of $0.5 million resulting largely from an expiration of the statute of limitations for a prior tax year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.	INCOME TAXES (CONTINUED)
The discrete tax events affected our effective tax rates as shown in the table below:

	2009	2008
Effective tax rate before impact of discrete tax benefits & non-deductible in-process research and development	33.9%	35.1%
Impact of discrete tax benefits	-26.1%	3.8%
Impact of non-deductible in-process research and development	—	-1.4%

Effective tax rate	7.8%	37.5%

The effective tax rate before the impact of discrete tax benefits and non-deductible in-process research and development charge was approximately equal to the U.S. statutory rate of 34% and 35% for the nine months ended June 30, 2009 and 2008, respectively. The U.S. statutory rate was reduced to 34% for fiscal 2009 based upon lower projected taxable income.
A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Uncertain tax positions as of March 31, 2009	$4,001
Increases related to current year income tax positions
Current year income tax positions	272
Decreases related to:
Prior year income tax positions	—
Settlements	(86)
Expiration of the statute of limitations	(285)

Uncertain tax positions as of June 30, 2009	$3,902

The total amount of uncertain tax positions that, if recognized, would affect our effective tax rate is $3.7 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the nine months ended June 30, 2009, we recognized an immaterial amount of interest and penalties. As of June 30, 2009, we had $0.7 million in accrued interest and penalties on our consolidated balance sheet.
It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months due to federal and state statute of limitations expiration. State reserves of approximately $0.2 million, net of federal tax benefit, are anticipated to be released in the fourth quarter of fiscal 2009. Federal reserves of approximately $0.3 million are anticipated to be released in the third quarter of fiscal 2010.
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

	Three months ended June 30,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	April 1	issued	made	June 30
2009	$1,143	$9	$(132)	$1,020
2008	$1,133	$218	$(227)	$1,124

	Nine months ended June 30,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	June 30
2009	$1,214	$353	$(547)	$1,020
2008	$1,155	$576	$(607)	$1,124
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
On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement, directed that notice be provided to the class, and scheduled a settlement fairness hearing, at which members of the class may object to the proposed settlement, for September 10, 2009. The proposed global settlement remains subject to final approval by the District Court. The litigation process is inherently uncertain and unpredictable, however, and there can be no guarantee as to the ultimate outcome of this pending lawsuit. We maintain liability insurance for such matters and expect that the liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of June 30, 2009, we have an accrued liability for the deductible amount of $250,000 which we believe is adequate and reflects the amount of loss that is probable. In the event we have losses that exceed the limits of the liability insurance, such losses could have a material effect on our business and our consolidated results of operations or financial condition.
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

13.	RESTRUCTURING
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. The restructuring included the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minneapolis, Minnesota headquarters. We paid a lease cancellation fee for one of the leased facilities in Davis and will exit this facility at September 30, 2009. We continue to maintain non-manufacturing activities at the remaining leased facility in Davis, California. As a result of these initiatives, during the third quarter of fiscal 2009 we recorded a $2.0 million charge, which consisted of $1.8 million for employee termination costs for 86 positions and $0.2 million for contract termination fees and other relocation costs.
Of the 86 positions that were eliminated, approximately 53 of the positions have been vacated as of June 30, 2009 with the remaining positions expected to be vacated by September 30, 2009. The employee termination costs include severance and the associated costs of continued medical benefits and outplacement services. The other restructuring expenses include contract termination fees for non-renewal of lease terms relating to one of the facilities in Davis, California and relocation expenses for employees.
A summary of the restructuring charges and other activity within the restructuring accrual is listed below (in thousands):

	Employee
	Termination
	Costs	Other	Total
Balance March 31, 2009	$—	$—	$—
Restructuring charge	1,766	187	1,953
Cash payments	(386)	(48)	(434)

Balance June 30, 2009	$1,380	$139	$1,519

The remaining liability is related to the severance, associated costs of continued medical benefits, outplacement services and other relocation costs. The majority of the payments are expected to be paid during the fourth quarter of fiscal 2009, with a small amount related to continued medical benefits that will be completed and paid by the end of fiscal 2010.

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
Our operating results and performance trends may be affected by a number of factors, including, without limitation, those described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our quarter ly reports on Form 10-Q and our registration statements, could cause our actual future results to differ from those projected in the forward-looking statements as a result of the factors set forth in our various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2008. An update to our critical accounting policy related to goodwill and marketable securities is included below.
Goodwill
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. Based on our annual goodwill impairment assessment in the third quarter of fiscal 2009, we conclude that the fair value of our reporting unit exceeds the carrying amount and therefore potential goodwill impairment is not indicated. We continue to closely monitor the continuing impacts of the economic downturn on our expected operating results and the broader effects of U.S. market conditions on the fair value of our assets.
We have defined the criteria that will result in additional interim goodwill impairment testing. If these criteria are met, we will undertake the analysis to determine whether a goodwill impairment has occurred, which could have a material effect on our consolidated financial position and results of operations. The evaluation of asset impairment requires us to make assumptions about future cash flows and revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES (CONTINUED)
These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.
Marketable Securities
We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis. All marketable securities purchased after October 1, 2008 are carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. In addition, we have reclassified the entire Lehman Brothers bond as available-for-sale as we plan to sell a portion of this bond in fiscal 2009 and the remainder of this bond in fiscal 2010. We obtain quoted market prices and trading activity for each security, where available, review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio.
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
OVERVIEW (CONTINUED)
On June 8, 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (“MobiApps”), a developer of machine-to-machine (“M2M”) communications technology focusing on satellite, cellular, and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. The MobiApps acquisition provides us with cellular and satellite products and technologies that complement our wireless M2M strategies and gives us a strong presence in India. The acquisition was a cash transaction for $3.0 million. An additional $0.5 million may be payable at the end of fiscal 2010, contingent on the achievement of certain performance milestones. (See Note 4 to our Condensed Consolidated Financial Statements.)
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. The restructuring included the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minneapolis, Minnesota headquarters. The restructuring resulted in a workforce reduction of 86 positions or 13% of our total workforce. We believe that these restructuring actions will improve profitability in future quarters. We recorded a pre-tax charge of approximately $2.0 million during the third quarter of fiscal 2009 related to this restructuring. We anticipate pre-tax cost savings of approximately $1.0 million during the fourth quarter of fiscal 2009 and $1.4 million per quarter during fiscal 2010 as a result of these initiatives. (See Note 13 to our Condensed Consolidated Financial Statements.)
The decrease in revenue and earnings per diluted share for the three months and nine months ended June 30, 2009 compared to the same periods a year ago is a result of lower than anticipated revenue across all regions and most product lines attributable to reduced demand conditions for our products that began in November 2008 due to weakened economic conditions. The strengthening of the U.S. dollar compared to the Euro and the British pound also contributed to the decrease in revenue and operating income. We anticipate that growth in the future will result from products and services that are developed internally as well as from products and services that are acquired. We are continuing to invest in our wireless products and services while closely monitoring and controlling discretionary spending. We also are actively managing our supply chain to ensure that our key sources of supply are intact.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations expressed in dollars, as a percentage of net sales and as a percentage change from period-to-period for the periods indicated (dollars in thousands):

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
	2009		2008		(decrease)	2009		2008		(decrease)
Net sales	$44,470	100.0%	$46,995	100.0%	(5.4)%	$125,916	100.0%	$134,639	100.0%	(6.5)%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,986	49.4	21,200	45.1	3.7	60,963	48.4	59,729	44.4	2.1
Amortization of purchased and core technology	1,047	2.4	938	2.0	11.6	3,099	2.5	2,981	2.2	4.0

Gross profit	21,437	48.2	24,857	52.9	(13.8)	61,854	49.1	71,929	53.4	(14.0)
Operating expenses:
Sales and marketing	8,624	19.4	9,493	20.2	(9.2)	27,225	21.6	27,213	20.2	0.0
Research and development	6,823	15.3	6,995	14.9	(2.5)	19,993	15.9	20,113	14.9	(0.6)
General and administrative	3,435	7.7	3,839	8.2	(10.5)	10,716	8.5	11,821	8.8	(9.3)
Restructuring costs	1,953	4.4	—	0.0	N/A	1,953	1.5	—	0.0	N/A
In-process research and development	—	0.0	1,900	4.0	(100.0)	—	0.0	1,900	1.4	(100.0)

Total operating expenses	20,835	46.8	22,227	47.3	(6.3)	59,887	47.5	61,047	45.3	(1.9)

Operating income	602	1.4	2,630	5.6	(77.1)	1,967	1.6	10,882	8.1	(81.9)
Interest income and other, net	767	1.7	1,067	2.2	(28.1)	1,421	1.1	3,115	2.3	(54.4)

Income before income taxes	1,369	3.1	3,697	7.8	(63.0)	3,388	2.7	13,997	10.4	(75.8)
Income tax (benefit) provision	(24)	0.0	1,712	3.6	(101.4)	264	0.2	5,245	3.9	(95.0)

Net income	$1,393	3.1%	$1,985	4.2%	(29.8)%	$3,124	2.5%	$8,752	6.5%	(64.3)%

NET SALES
The following summarizes our net sales by geographic region:

	Three months ended June 30,		$ increase	% increase	Nine months ended June 30,		$ increase	% increase
($ in thousands)	2009	2008	(decrease)	(decrease)	2009	2008	(decrease)	(decrease)
North America (1)	$22,631	$26,131	$(3,500)	(13.4)%	$66,500	$78,214	$(11,714)	(15.0)%
EMEA (2)	17,094	14,503	2,591	17.9	45,356	38,432	6,924	18.0
Asia Pacific (3)	3,991	5,075	(1,084)	(21.4)	11,601	14,225	(2,624)	(18.4)
Latin America (including Mexico)	754	1,286	(532)	(41.4)	2,459	3,768	(1,309)	(34.7)

Total net sales	$44,470	$46,995	$(2,525)	(5.4)%	$125,916	$134,639	$(8,723)	(6.5)%

(1)	Includes Spectrum net sales of $966,662 and $3,158,119 for the three and nine months ended June 30, 2009, respectively.

(2)	Includes Sarian net sales of $6,094,846 and $14,202,444 for the three and nine months ended June 30, 2009, respectively and net sales of $2,376,015 for both the three and nine months ended June 30, 2008, respectively.

(3)	Includes MobiApps net sales of $47,481 for both the three and nine months ended June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
The fluctuation of foreign currency rates for the three and nine month periods ended June 30, 2009 compared to the same periods in the prior year had an unfavorable impact on net sales of $1.7 million and $5.7 million, respectively, primarily due to the strengthening of the U.S. Dollar to the British Pound and the Euro.
The following summarizes our net sales by product categories for the periods indicated:

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
($ in thousands)	2009		2008		(decrease)	2009		2008		(decrease)
Non-embedded	$24,026	54.0%	$26,325	56.0%	(8.7)%	$70,081	55.7%	$71,540	53.1%	(2.0)%
Embedded	20,444	46.0	20,670	44.0	(1.1)	55,835	44.3	63,099	46.9	(11.5)

Total net sales	$44,470	100.0%	$46,995	100.0%	(5.4)%	$125,916	100.0%	$134,639	100.0%	(6.5)%

Non-embedded
Our non-embedded revenue decreased by $2.3 million or 8.7% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and decreased by $1.5 million or 2.0% for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The decreases resulted primarily from decreases in net sales of serial cards and serial servers, which were offset by an increase in net sales of Sarian-branded products, of which $3.6 million and $6.9 million for the three and nine months ended June 30, 2009, respectively, related to a one-time sale to a large customer. Most of the decrease in our non-embedded net sales took place in the Latin American, North American and Asia Pacific regions, offset by an increase in the European, Middle Eastern and African (“EMEA”) region due to the acquisition of Sarian which provided incremental net sales of $3.7 million and $11.8 million for the three and nine month periods ended June 30, 2009, respectively. Sarian was acquired during the third quarter of fiscal 2008 on April 28, 2008. Without the Sarian acquisition, our non-embedded revenue would have decreased 25.1% and 19.2% for the three and nine months ended June 30, 2009, respectively.
Embedded
Our embedded revenue decreased by $0.2 million or 1.1% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and decreased by $7.3 million or 11.5% for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The decreases resulted primarily from decreases in net sales of modules. Most of the decrease in our embedded net sales took place in the Latin American and Asia Pacific regions. This was partially offset by an increase in chips primarily in the EMEA region due to a last time buy sale. Spectrum net sales of $1.0 million and $3.2 million for the three and nine months ended June 30, 2009, respectively, are included in the North American embedded product sales. An immaterial amount of MobiApps net sales are included in the Asia Pacific embedded product sales. Without the Spectrum or MobiApps acquisitions our embedded revenue would have decreased 6.0% and 16.6% for the three and nine months ended June 30, 2009, respectively. MobiApps was acquired during the third quarter of fiscal 2009 and Spectrum was acquired during the fourth quarter of fiscal 2008.
GROSS MARGIN
Gross margin for the three and nine months ended June 30, 2009 was 48.2% and 49.1%, respectively, compared to 52.9% and 53.4% for the three and nine months ended June 30, 2008, respectively. The decrease in the gross margin for the three months ended June 30, 2009 as compared to the same period a year ago was due to unfavorable product mix primarily within the non-embedded products, including sales of Sarian non-embedded products, which currently provide lower gross margins. The Euro and British Pound foreign currency conversion rates had an unfavorable impact on gross margin of approximately 0.4% and 0.5%, or $1.1 million and $3.7 million, for the three and nine months ended June 30, 2009, respectively, as compared to the same periods a year ago.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES
Total operating expenses decreased by $1.4 million and $1.2 million for the three and nine months ended June 30, 2009 as compared to the same periods a year ago as follows:

	Three months ended June 30,				$ increase	Nine months ended June 30,				$ increase
($ in thousands)	2009		2008		(decrease)	2009		2008		(decrease)
Sales and marketing	$8,624	19.4%	$9,493	20.2%	$(869)	$27,225	21.6%	$27,213	20.2%	$12
Research and development	6,823	15.3	6,995	14.9	(172)	19,993	15.9	20,113	14.9	(120)
General and administrative	3,435	7.7	3,839	8.2	(404)	10,716	8.5	11,821	8.8	(1,105)
Restructuring costs	1,953	4.4	—	0.0	1,953	1,953	1.5	—	0.0	1,953
In-process research and development	—	0.0	1,900	4.0	(1,900)	—	0.0	1,900	1.4	(1,900)

Total operating expenses	$20,835	46.8%	$22,227	47.3%	$(1,392)	$59,887	47.5%	$61,047	45.3%	$(1,160)

The net decrease of $0.9 million in sales and marketing expenses for the three months ended June 30, 2009 as compared to June 30, 2008 was primarily due to a decrease of $0.5 million in marketing expenses, a reduction of $0.4 million for travel costs and miscellaneous sales and marketing expenses and a $0.2 million reduction for commissions, offset by an increase due to the incremental ongoing costs related to the Sarian, Spectrum and MobiApps acquisitions of $0.2 million. For the nine months ended June 30, 2009 as compared to June 30, 2008, sales and marketing expenses remained unchanged but included an increase of $1.4 million of incremental ongoing costs due to the acquisitions of Sarian, Spectrum and MobiApps, offset by a reduction of $0.8 million of advertising and marketing expenses and $0.6 million in commissions and travel costs.
The net decrease of $0.2 million in research and development expenses for the three months ended June 30, 2009 compared to June 30, 2008 was due primarily to a decrease of $0.4 million of testing and certification costs and various development projects, offset by an increase in the incremental ongoing expenses of $0.2 million related to the acquisitions of Sarian, Spectrum and MobiApps. Research and development expenses for the nine months ended June 30, 2009 decreased $0.1 million compared to the same period a year ago due primarily to a decrease of $0.5 million of compensation-related expenses and employee recruitment costs and $0.3 million pertaining to various development projects, offset by an increase of incremental ongoing expenses of $0.7 million related to the acquisitions of Sarian, Spectrum and MobiApps.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
The net decrease in general and administrative expenses of $0.4 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 is primarily due to a decrease in compensation-related expenses of $0.3 million and a $0.4 million decrease in other general and administrative expenses, offset by an increase of $0.3 million of incremental ongoing expenses due to the acquisitions of Sarian, Spectrum and MobiApps. For the nine months ended June 30, 2009 compared to June 30, 2008, the net decrease in general and administrative expenses of $1.1 million was due primarily to a decrease of $1.2 million in compensation-related expenses, $0.6 million in reduced depreciation and amortization as the Dortmund building was sold and certain intangibles became fully amortized, $0.4 million in reduced professional fees and outside consulting fees, and a reduction of $1.1 million in other miscellaneous general and administrative expenses. This was offset by an increase of $1.8 million in incremental ongoing expenses related to the Sarian, Spectrum and MobiApps acquisitions, and $0.4 million of increased rent due mostly to the elimination of sublease income and recognized gain on the sale of the Dortmund building.
Restructuring costs of $2.0 million for the three and nine months ended June 30, 2009 related to a business restructuring that was announced on April 23, 2009. (See Note 13 to our Condensed Consolidated Financial Statements.) In-process research and development costs incurred during the third quarter of fiscal 2008 related to the acquisition of Sarian. (See Note 4 to our Condensed Consolidated Financial Statements.)
INTEREST INCOME AND OTHER, NET
Total other income, net was $0.8 million and $1.4 million for the three and nine months ended June 30, 2009 compared to $1.1 million and $3.1 million for the three and nine months ended June 30, 2008, respectively. The decrease of $0.3 million and $1.7 million for the three and nine months ended June 30, 2009, respectively, as compared to the same periods a year ago, was due mostly to a reduction in average interest rates and lower average invested balances, offset primarily by an increase in unrealized foreign currency gains for the three months ended June 30, 2009 as compared to the same period a year ago. We earned a lower average interest rate of 2.0% and 2.9% for the three and nine months ended June 30, 2009, respectively, compared to 4.2% and 4.6% for the three and nine months ended June 30, 2008. The average invested balance for the three and nine months ended June 30, 2009 was $53.6 million and $55.9 million, respectively, and for the three and nine months ended June 30, 2008 was $72.6 million and $80.6 million, respectively.
INCOME TAXES
For the nine month period ended June 30, 2009, income taxes have been provided at an effective rate of 7.8% compared to 37.5% for the nine month period ended June 30, 2008. On October 3, 2008 the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. That act retroactively extended the research and development tax credit until December 31, 2009. As a result, we recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 for research and development credits earned during the last three quarters of fiscal 2008. During the third quarter of fiscal 2009 we recorded a discrete tax benefit of $0.5 million primarily resulting from a reversal of previously established tax reserves associated with the closing of a prior tax year. The total discrete tax benefits for the nine months ended June 30, 2009 reduced the effective tax rate by 26.1 percentage points. We expect our annualized 2009 income tax rate, before the impact of discrete items, to be approximately 29% to 30%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At June 30, 2009, we had cash, cash equivalents and short-term marketable securities of $62.6 million compared to $73.5 million at September 30, 2008, a decrease of $10.9 million. Our working capital (total current assets less total current liabilities) decreased $11.2 million to $101.0 million at June 30, 2009 compared to $112.2 million at September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Consolidated Statements of Cash Flow Highlights (in thousands)

	Nine months ended June 30,
	2009	2008	Change
Operating activities	$4,273	$15,027	$(10,754)
Investing activities	18,364	(16,776)	35,140
Financing activities	(5,931)	2,365	(8,296)
Effect of exchange rate changes on cash and cash equivalents	(1,211)	(2,240)	1,029

Net increase in cash and cash equivalents	$15,495	$(1,624)	$17,119

Reconciliation of Net Income to Net Cash Provided by Operating Activities (in thousands)

	Nine months ended June 30,
	2009	2008	Change
Net income	$3,124	$8,752	$(5,628)
Deferred income tax benefit	(2,346)	(2,696)	350
Depreciation and amortization	7,430	6,927	503
Stock-based compensation	2,690	2,702	(12)
Excess tax benefits from stock-based compensation	(44)	(177)	133
Restructuring	1,519	—	1,519
Acquired in-process research and development	—	1,900	(1,900)
Other reconciling items	(67)	128	(195)
Changes in working capital	(8,033)	(2,509)	(5,524)

Net cash provided by operating activities	$4,273	$15,027	$(10,754)

The decrease in net cash provided by operating activities of $10.8 million for the comparable nine month periods ended June 30, 2009 and 2008 is primarily due to a decrease in net income of $5.6 million, a net increase in cash outflows due to changes in working capital of $5.5 million, and a non-cash charge of $1.9 million for in-process research and development incurred during the nine months ending June 30, 2008. This was partially offset by a $2.0 million restructuring charge in which $0.5 million was paid during the third quarter of fiscal 2009. The increase in working capital cash outflows was primarily due to additional payments on accounts payable and additional tax payments, net of refunds, than the same nine month period a year ago, partially offset by a slight decrease in inventory in fiscal 2009 as compared to an increase in inventory in fiscal 2008.
Net cash provided by investing activities was $18.4 million during the nine months ended June 30, 2009 compared to net cash used by investing activities of $16.8 million during the same period in the prior fiscal year. The net increase of $35.1 million was primarily due to $15.3 million related to an increase in net settlements of marketable securities during the nine months ended June 30, 2009 as compared to the same period one year ago. We spent $27.8 million for the acquisition of Sarian during the third quarter of fiscal 2008 and $3.0 million for the purchase of the assets of MobiApps during the third quarter of fiscal 2009. Purchases of property, equipment, improvements and certain other intangible assets decreased $0.2 million in the first nine months of fiscal 2009 as compared to the same period a year ago. We spent $1.3 million for a contingent purchase price payment related to the FS Forth acquisition in the first quarter of fiscal 2008. In the second quarter of fiscal 2008, we used $0.4 million for a deposit on the Dortmund building leaseback and we received $6.9 million for the Dortmund building sale. We anticipate total fiscal 2009 capital expenditures will be approximately $3.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
We used $5.9 million for financing activities during the nine months ended June 30, 2009 compared to a cash inflow of $2.4 million during the same period a year ago, or a net decrease of $8.3 million. We used $6.6 million for the purchase of treasury stock during the nine months ended June 30, 2009 and also received $1.6 million less in proceeds from stock option and employee stock purchase plan transactions during the first nine months of fiscal 2009 as compared to the same period a year ago.
We have positive cash flows from operations and believe that our current cash balance and our potential capacity for additional debt and/or equity financing would be sufficient to fund our business for the next twelve months.
There have been no material changes in our contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). This statement establishes the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases by the SEC and its staff are also sources of authoritative guidance for SEC registrants. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for us begins with our 2009 annual report on Form 10-K. As the Codification is not intended to change or alter existing GAAP, it is not expected to have any impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, the circumstances under which we should recognize events or transactions occurring after the balance sheet date, and disclosures that we should make about such events or transactions. SFAS 165 was adopted by us beginning with this current interim period ended June 30, 2009 and had no material impact on our consolidated financial statements. In accordance with SFAS 165, we have evaluated subsequent events through August 10, 2009.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flow used to measure the fair value of the asset under SFAS No. 141 (Revised 2007), “Business Combinations” and other accounting principles generally accepted in the United States. This statement is effective for financial statements issued for fiscal years and interim periods within those years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will adopt FSP SFAS 142-3 on October 1, 2009 and there will be no impact on our consolidated financial statements, since it must be applied prospectively.

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS 157 to our fiscal years beginning October 1, 2009 for all nonfinancial assets and nonfinancial liabilities that are not already required to be recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt the required provisions of FSP 157-2 for our nonfinancial assets and liabilities beginning October 1, 2009. We do not believe that the impact of this standard will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. The majority of our marketable securities are classified as available-for-sale and are carried at fair value. Beginning October 1, 2008, newly acquired marketable securities are classified as available-for-sale and any unrealized gain or loss is included in accumulated other comprehensive income within stockholders’ equity. Marketable securities consist of certificates of deposit, government municipal bonds and corporate bonds. Our credit policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. Our portfolio contains no auction rate securities. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature within a year. A change in interest rates would not have a material effect on our consolidated financial statements.
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
FOREIGN CURRENCY RISK (CONTINUED)
For the nine months ended June 30, 2009 and 2008, we had approximately $59.4 million and $55.4 million, respectively, of net sales to foreign customers including export sales, of which $27.9 million and $32.3 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds for the nine months ended June 30, 2009 and predominantly Euros for the nine months ended June 30, 2008. In future periods, a significant portion of sales will continue to be made in both Euros and British Pounds.
The average monthly exchange rate for the Euro to the U.S. Dollar decreased approximately 11.5% from 1.5024 to 1.3296 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased approximately 12.5% from 0.0093 to 0.010466 for the first nine months of fiscal year 2009 as compared to the same period one year ago. The average monthly exchange rate for the British Pound to the U.S. Dollar has decreased approximately 23.9% from 1.9984 to 1.5213 for the first nine months of fiscal year 2009 as compared to the same period one year ago. A 10% change from the first nine months of fiscal 2009 average exchange rate for the Euro, British Pound and Japanese Yen to the U.S. Dollar would have resulted in a 2.2% increase or decrease in net sales and a 2.2% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we need to consider in response to changes in the exchange rate.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of commercial paper, government municipal bonds and corporate bonds. We may have some exposure related to the fair value of our securities, which could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur impairment charges for the securities in our investment portfolio.

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
On July 23, 2008, our Board of Directors authorized an additional 500,000 shares of our common stock for repurchase under our previously announced stock repurchase program. The total number of shares authorized to be repurchased is 1,500,000 shares. There is no expiration date for the program. During the fourth quarter of fiscal 2008, we began to repurchase our common stock in the open market. The following table presents our repurchases during the third quarter of fiscal 2009:

	Total	Average	Total Number of	Maximum Number
	Number	Price	Shares Purchased	of Shares that May
	of Shares	Paid	as Part of a Publicly	Yet Be Purchased
Fiscal Period	Purchased	per Share	Announced Program	Under the Program
April 1, 2009 – April 30, 2009	8,411	$6.52	8,411	164,233
May 1, 2009 – May 31, 2009	28,595	$7.24	28,595	135,638
June 1, 2009 – June 30, 2009	0	N/A	0	135,638

Total	37,006	$7.07	37,006	135,638

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.		Description

2	(a)
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

DIGI INTERNATIONAL INC.
Date: August 10, 2009	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

2	(a)
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