Form 10-K
period 2009-09-30
DIGI INTERNATIONAL INC
filed 2009-12-03
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $187,203,984 based on a closing price of $7.67 per common share as reported on the NASDAQ Global Select Market (formerly the NASDAQ National Market).
Shares of common stock outstanding as of November 27, 2009: 24,700,896

INDEX
DOCUMENTS INCORPORATED BY REFERENCE
The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in our Annual Report to Stockholders for the year ended September 30, 2009 and Proxy Statement for our Annual Meeting of Stockholders scheduled for January 25, 2010. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

	ITEM IN FORM 10-K	PAGE/REFERENCE
PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance

	Directors of the Registrant	Election of Directors, Proxy Statement

	Compliance with Section 16(a) of the Exchange Act	Section 16(a) Beneficial Ownership Reporting Compliance, Proxy Statement

	Code of Ethics	82

	Audit Committee	Proxy Statement

ITEM 11.	Executive Compensation	Proposal No. 1 Election of Directors - Compensation Committee Interlocks and Insider Participation; Executive Compensation; Compensation of Directors, Proxy Statement

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Principal Stockholders and Management; Equity Compensation Plan Information, Proxy Statement

ITEM 13.	Certain Relationships and Related Transactions and Director Independence	Election of Directors - Director Independence; Related Person Transaction Approval Policy, Proxy Statement

ITEM 14.	Principal Accounting Fees and Services	Audit and Non-Audit Fees, Proxy Statement

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules	83

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
COMPANY OVERVIEW
Digi International Inc. was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. Our common stock is traded on the NASDAQ Global Select Market under the symbol DGII. With our global headquarters in Minnetonka, Minnesota, and regional sales offices throughout North America, Europe and Asia, our products are available through approximately 262 distributors in more than 70 countries. We also have engineering locations in North America, Europe and India.
Our first products (sold under the DigiBoard® brand) were box and board-level serial port adapters that were used to directly connect multiple peripherals, such as standalone computer terminals, to personal computers or a host computer system. During the 1990’s, Ethernet became the connectivity infrastructure for businesses and over time it has been extended into factories, retail stores, restaurants, hospitals and many other environments. During the same period, the semiconductor industry was also in a phase of rapid advancement. Complete systems were being built on a single integrated circuit (chip). As part of a box or board level product, these chips could be used to build a network interface for virtually any device for which network connectivity was required. Recognizing the developing opportunities for device connectivity, we implemented a strategy in early 2000 to leverage the brand strength that we had established with the DigiBoard product line by organically

ITEM 1. BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
developing or acquiring next-generation connectivity products and technologies that would extend the value of the Digi brand into an array of device networking applications.
During the course of the past several years, we have augmented our strategy with an increasing emphasis on developing wireless device connectivity solutions. In fiscal 2007, we launched our “Drop-in Networking” initiative which provides end-to-end wireless access to electronic devices in places where wires will not work or cannot be used. Drop-in Networking enables our customers to differentiate their products, provide better customer service and frequently create new revenue streams. Our Drop-in Networking initiative provides opportunities for us in the next wave of Internet growth. The initial wave was focused on connecting people, first with personal computers and then with cell phones, PDA’s and other related consumer devices. This next wave focuses on connecting devices and machines. We believe that the Internet will support billions of new devices in the next several years. We are ideally positioned to take full advantage of the second wave of Internet growth with our Drop-in Networking Solutions that will provide significant market expansion in what is now being referred to in the market as wireless machine to machine (M2M) connectivity.
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
In fiscal 2009, we expanded on Drop-in Networking and introduced our iDigi™ Solutions brand. The iDigi™ Solution bundles software and services with our Drop-in Networking product offerings to make M2M deployments even easier, faster, and more economical. At the heart of an iDigi™ Solution bundle is the iDigi™ Platform, a Platform as a Service (PaaS) that quickly and easily connects remote assets to a customer’s business applications. The iDigi™ Platform also includes a Control Center application which enables easy provisioning, maintenance and management of the devices themselves as well as the associated connectivity. The iDigi™ Platform runs on a grid of Digi-managed servers. As an on-demand model, customers pay only for services consumed, conserving capital and requiring minimal infrastructure to operate. iDigi™ Energy was launched as the first iDigi™ Solution bundle and targets the Smart Grid efforts of energy services providers. iDigi™ Tank was subsequently launched as an iDigi™ solution bundle optimized for remote tank monitoring of storage tanks containing liquids, solids and gases.
We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Core technology is used across product lines to provide additional functionality for customers, allowing them to get to market with network-enabled devices faster. We have positioned ourselves in the growing market of integrated hardware and software connectivity solutions to network-enable the coming generation of intelligent devices in business applications. Our Drop-in Networking and iDigi™ Solutions brand are enabling us to pivot our business from point products to solutions. We have strategic goals for the next three to five years to change our revenue mix to be 60% wireless, 60% international, and at least 10% services. We believe we are making progress towards these goals by increasing our investment in wireless products, expanding internationally, and providing full solutions which include product and services offerings to our customers. Our wireless product net sales grew from $46.7 million, or 25.2% of total net sales in fiscal 2008, to $56.2 million, or 33.9% of total net sales in fiscal 2009, or an increase of 20.3%. International net sales were $75.2 million, or 45.3% of total net sales in fiscal 2009, compared to $77.7 million, or 42.0% of net sales in fiscal 2008.

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS
Our products are divided into two categories: embedded and non-embedded. An embedded product is incorporated by a product developer into an electronic device (e.g., utilities meter, environmental sensors, retail scanner, and medical instruments). It provides processing power and wired or wireless network connectivity to that device. Additional hardware and/or software development is required on the part of the customer when using an embedded product as the product usually is an integrated internal part of the device.
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
Embedded Networking Products
Modules — Developing a device around a chip or microprocessor involves a high level of complexity. A module is a group of components that are set up to work together, eliminating much of that complexity. An embedded module may provide somewhat less flexibility than a chip, but is much easier to implement into a product design. A number of these modules can be directly connected to iDigi™, enabling remote management and remote application connectivity.
Our modules can be divided into two categories: processor modules and communications modules. Processor modules provide customers with a networked platform for use as the main processor in an embedded system and the flexibility to add in custom features and functionality, as this ensures a very quick time to market development cycle for a network-enabled device. These modules are targeted as the core processors for products such as access control systems, Point-of-Sale (POS) systems, Radio Frequency ID (RFID) readers, medical devices and instrumentation and networked displays. Communication modules are ideal for network-enabling and web-enabling a device. They enable customers who wish to easily accommodate both wired and wireless functionality in one product design. These modules make it very easy to add most any type of connectivity, especially wireless connectivity. Typically with a communication module, there is another processor performing the central processing. Adding wired or wireless network communication to a device allows companies to manage that device over a network or via the Internet.
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
Software and Development Tools — Coupled with the chips and modules are a variety of development tools and associated software to make application development easy. We provide software and tools for a variety of operating environments and developer skill sets. These include Linux® and Microsoft® Windows® Embedded CE as well as our own Net+OS and Python based iDigi™ Device Integration Application (DIA).

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Single Board Computers — Single-board computers (SBCs) are complete systems on a single circuit board. They are essentially a programmable box product without the enclosure — everything is on the board and ready to be embedded into a larger system. They offer the same benefits as the processor modules, but eliminate the need for additional interface circuitry because they include all of the key device interface components on one circuit board.
Network Interface Cards — Our intelligent Network Interface Cards (NICs) are legacy products that are used to provide Ethernet networking interfaces for printers. This function has been increasingly taken over by the main processor.
Services — Through our subsidiary, Spectrum Design Solutions, Inc. (Spectrum), we offer engineering design services to customers that are challenged with their wireless development projects. Our specialized engineers have extensive experience in wireless technologies such as Global System for Mobile communication (GSM), Code Division Multiple Access (CDMA), Global Positioning System (GPS), Wi-Fi and proprietary radio frequency (RF) as well as Application Specific Integrated Circuit (ASIC) design, Field Programmable Gate Array (FPGA) integration, embedded software and complete turn-key product development which allows them to address virtually any wireless development need.
Satellite — Our acquisition of MobiApps added satellite communication products that provide worldwide satellite data transmit/receive capabilities for customers involved in satellite-based tracking and industrial remote communications. Operating over the ORBCOMM low-earth orbit satellite network, these products can significantly improve asset utilization by allowing clients to monitor, track and manage their fixed and mobile assets around the world.
Non-Embedded Networking Products
Cellular Routers — Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for hard to reach sites and devices. We introduced the first intelligent high-speed cellular router in 2005 to address the growing need for customers to connect remote sites and devices. These products have been certified by the major wireless providers in North America and abroad, including AT&T®, Verizon Wireless®, Sprint®, Bell Mobility and Rogers. All of our cellular products include a unique remote management platform that provides secure management of devices across remote networks. In addition, application connectivity, management and customization is enabled via the iDigi™ platform for many of these products.
Gateways — A gateway aggregates local wireless data traffic and transports it over a cellular or other Internet Protocol (IP)-based network, usually back to a central application or database. Our gateway products, part of our Drop-in Networking solution, enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. These gateways can work in conjunction with our wireless adapters and wireless embedded modules to enable customers to monitor and manage remote devices in a non-intrusive and economical way. All of our gateway products are strongly linked with iDigi™ for secure management of devices across remote networks, application connectivity and customization.
Wireless Communication Adapters — Our wireless communication adapters are small box products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting ZigBee®, Wi-Fi® and proprietary RF technologies, we can meet most customer application requirements, such as serial cable replacement, Ethernet cable replacement, mesh networking, low cost/low power remote monitoring, simple I/O control functions, environmental sensors and long distance connectivity. In conjunction

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
with one of our gateways, wireless communication adapters plug into iDigi™ for remote management, application connectivity and customization.
Serial Servers — Serial Servers (also known as device servers and terminal servers) add wired or wireless network connectivity to a serial device. They transfer data between a serial port and an Ethernet network, turning a previously isolated device with a serial port into a fully collaborative network component. We believe that serial servers will remain an important product category as Ethernet based serial connections continue to extend beyond their current applications into many new markets such as building automation, healthcare, process control, and secure console port management on servers, routers, switches and other network equipment. Many of our serial servers can also leverage iDigi™ for application connectivity, remote management and customization.
Console Servers — Console servers, or console management servers, provide access to the serial ports of network equipment such as servers, routers or switches. Our intelligent console servers enable customers to access, monitor or manage their network devices across multiple sites, both remotely over the network or via their console ports even during network outages. These console servers provide advanced auditing and logging capabilities that complement regulatory compliance efforts such as Sarbanes-Oxley and Health Insurance Portability and Accountability Act of 1996 (HIPAA).
USB Connected Products — The Universal Serial Bus (USB) is a “plug-and-play” interface between a computer and peripheral devices. In recent years, many serial ports on PCs have been replaced with USB ports, due in large part to the usability and cost effectiveness of USB devices. We have one of the most comprehensive and advanced USB port expansion product lines in the industry. Our USB-to-serial converters enable customers to expand a single USB port into multiple serial ports to connect legacy peripheral devices. The product line also includes USB hubs that add additional USB or powered USB ports, which are often used in retail environments, and a network-enabled hub that connects USB devices over an IP network, which is an industry first.
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

ITEM 1. BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Network Management Applications- Network management applications provide a means of managing devices on a network from remote locations. We offer network management applications that provide enterprise class management and administration for many of our products, including gateways, cellular routers, adapters and embedded communication modules. It enables customers to securely manage, monitor, configure and control groups of devices remotely across a wired or wireless IP-based network, including cellular networks, local area networks and the broader Internet. One of the key benefits of these applications is the reduction of administrative maintenance costs, which requires fewer trips to remote locations because the software can be used to diagnose and solve problems. In addition, these applications also enable a web services based communication connection to all devices, a key component of a Drop-in Networking solution. The applications are now provided primarily through the iDigi™ Platform as part of the iDigi™ Control Center and iDigi™ Solution offerings.
APPLICATION MARKETS
We believe we are a worldwide leader in commercial device connectivity, through network-enabling devices in stores, factories, office buildings, banks, gas stations, oil rigs, hospitals, and many other vertical environments.
Smart Energy - Our products simplify and accelerate the integration of energy management systems with remote energy assets. These energy management systems are necessary for Smart Grid initiatives encompassing both energy distribution and energy consumption management. Migrating to IP-based network communications can be a challenge for utility companies, due to compatibility issues between field equipment and the applications used with them. Our products enable companies to network-enable existing products in the field without replacing hardware or rewriting existing application software and are used in Automated Meter Reading (AMR), Automated Meter Intelligence (AMI) and other smart energy applications.
Fleet Management — Some of our newest products have extended our network connectivity expertise into the areas of Fleet Management. Here we provide equipment and applications for connecting and tracking commercial vehicles, primarily focused on long-haul trucking, but extending to other areas of public and private fleets. Using a combination of cellular, satellite, Wi-Fi and XBee wireless connectivity, these solutions provide improved operating efficiency and asset management.
Remote Device Management — We provide hardware and software solutions that utilize remote cellular networks like GSM, General Packet Radio Service (GPRS)/Enhanced Data rate for Global Evolution (EDGE) to manage, monitor and control assets in geographically distributed locations. The most common remote device management application is associated with tank monitoring. In addition, this often connects devices in harsh, volatile locations.
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

ITEM 1. BUSINESS (CONTINUED)
APPLICATION MARKETS (CONTINUED)
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
Government — Most of our products and solutions are also used in government applications. In fact many of the applications described can be found in both commercial and government sectors (e.g. energy monitoring in a government building, a point-of-sale application on a ship, providing device connectivity in a police car). With a dedicated U.S. government team, we also provide needs assessment, technical assistance, and ongoing engineering support for government projects.
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

ITEM 1. BUSINESS (CONTINUED)
ACQUISITIONS (CONTINUED)
significantly expanded our wireless offering both with embedded modules and non-embedded wireless communications adapters. The products also play a key role in our Drop-in Networking initiative. Effective October 1, 2007, MaxStream merged into Digi International Inc.
•	In April 2008, we acquired Sarian Systems, Ltd. (Sarian), a leader in the European wireless router market. Sarian designs, develops and manufactures advanced wireless/cellular IP-based routing equipment for mission critical applications. Sarian developed its own comprehensive IP-based operating system and software and can offer customers technical excellence, flexibility and rapid customization. Sarian has a strong customer base in ATM connectivity, retail and payment systems connectivity, remote monitoring telemetry, lottery terminal connectivity and wireless backup of wired broadband connections. Effective October 1, 2009, Sarian merged into Digi International (UK) Ltd.
•	In July 2008, we acquired Spectrum Design Solutions, Inc. (Spectrum), a leading design services organization. Spectrum is a wholly owned subsidiary of Digi International Inc. Spectrum focuses on solving a customer’s wireless development challenges. Spectrum’s engineers have extensive experience in wireless technologies such as GSM, CDMA, GPS, Wi-Fi and proprietary RF as well as ASIC design, FPGA integration, embedded software and complete turn-key product development which allows them to address virtually any wireless development need.
•	In June 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (MobiApps), a developer of machine-to-machine (M2M) communications technology focusing on satellite, cellular and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. Pursuant to the terms of the asset purchase agreements, Digi International acquired the U.S. assets located in Herndon, Virginia. In addition, we established Digi Wireless Singapore Pte. Ltd. and Digi m2m Solutions India Private Limited, which acquired the assets of MobiApps’ affiliate companies, located in Singapore and India, respectively. MobiApps provides a new generation of products based on its own custom designed and patented mixed signal application specific integrated circuit (ASIC), which dramatically reduces the complexity and improves performance of satellite M2M system solutions. Satellite M2M applications include fleet management, marine vessel tracking, container tracking, agricultural monitoring, energy management, and remote field service applications. Satellite is especially suited to applications that cross country and continental boundaries, providing connectivity in very remote locations, and providing mission critical wireless backup solutions when cellular coverage is insufficient. MobiApps also has cellular and hybrid cellular/satellite products packaged with various asset tracking management services, including vehicle tracking, taxi dispatch and employee tracking, focused on markets in India and Southeast Asia.
Our products are sold under the Digi and Rabbit brands. We believe the Digi and Rabbit brands have established strong identities with our targeted customer base and we believe our customers associate the Digi brand with “reliability” and the Rabbit brand with “ease of integration.” Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability. In the core module and semiconductor application environments, ease of integration is a powerful brand identity.
DISTRIBUTION AND PARTNERSHIPS
We sell our products through a global network of distributors, systems integrators, value added resellers (VARs) and original equipment manufacturers (OEMs).

ITEM 1. BUSINESS (CONTINUED)
DISTRIBUTION AND PARTNERSHIPS (CONTINUED)
Our larger distributors include Tech Data Corporation, Arrow Electronics, Inc., Ingram Micro, Synnex, Future Electronics, NuHorizons, Miel and Atlantik Elektronik GmbH. We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia and Latin America. Additionally, we maintain strong relationships with catalog distributors CDW, Insight, Digi-Key and Mouser Electronics.
We maintain strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, cellular carriers and Smart Grid vendors. Key partners include: Microsoft, VMware, Hewlett Packard, IBM, Dell, Toshiba, Atmel, Ember, Freescale, Qualcomm, Wavecom, iTron, AT&T, Sprint, Verizon, Bell Mobility, Rogers and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions. With our MobiApps acquisition, we are now partnering with ORBCOMM. MobiApps’ satellite communication products utilize the ORBCOMM low-earth orbit (LEO) satellite network to monitor, track and manage customers’ fixed and mobile assets around the world.
Our customer base includes many of the world’s largest companies. We have strategic sales relationships with leading vendors, allowing them to ship our products and services as component parts of their overall solutions. These vendors include IBM, Comverge, NCR, Sun Microsystems, Fujitsu Services, Fujitsu Transaction Solutions, Nalco, TXU Energy and Hewlett Packard, among others. Many of the world’s leading telecommunications companies and Internet service providers also rely on our products, including Alcatel-Lucent, AT&T, Sprint, Verizon and Siemens.
No customer comprised more than 10% of our net sales for the years ended September 30, 2009, 2008 and 2007.
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
We are a leader in device networking for business, developing reliable products and technologies to connect and securely manage local or remote electronic devices over the network, via the Internet, or via satellite. Our enterprise solutions include embedded or non-embedded products or combinations of these products.
OPERATIONS
Our operations are conducted through a combination of internal manufacturing and external subcontractors specializing in various parts of the manufacturing process. We rely on third party foundries for our semiconductor devices (ASICs). This approach is beneficial because it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
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

ITEM 1. BUSINESS (CONTINUED)
SEASONALITY
In general, our business is not considered to be highly seasonal, although our first fiscal quarter revenue is often less than other quarters due to holidays and fewer shipping days.
RESEARCH AND DEVELOPMENT
During fiscal years 2009, 2008 and 2007, our research and development expenditures were $26.4 million, $27.1 million and $24.2 million, respectively. Due to rapidly changing technology in the communications technology industry, we believe that our success depends primarily upon the product development skills of our personnel, and the ability to integrate acquired technologies with organically developed technologies. We have incurred in-process research and development charges in connection with our past acquisitions, which were expensed upon consummation of the acquisitions. Effective October 1, 2009 in-process research and development costs will be capitalized according to new authoritative guidance issued by FASB related to business combinations. Acquired in-process research and development charges are disclosed separately and are incremental to the research and development expenditures disclosed above. Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents. We have established common law and registered trademark rights on a family of marks for a number of our products.
BACKLOG
As of September 30, 2009, we had backlog orders in the amount of $13.6 million. Most of these orders are expected to be shipped in fiscal 2010. Backlog as of September 30, 2008 and 2007 was $29.2 million and $14.1 million, respectively. Our backlog decrease as of September 30, 2009 as compared to September 30, 2008 is partially due to a non-cancellable purchase order for $8.0 million received from a Sarian customer that was included in the September 30, 2008 backlog. Backlog as of any particular date is not necessarily indicative of our future sales trends.
EMPLOYEES
We had 634 employees on September 30, 2009 compared to 663 employees on September 30, 2008. We acquired 62 employees as a result of the MobiApps acquisition offset by a workforce reduction of 86 employees as a result of a business restructuring announced on April 23, 2009.

ITEM 1. BUSINESS (CONTINUED)
EXECUTIVE OFFICERS OF THE REGISTRANT
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	51	Chairman, President and Chief Executive Officer

Subramanian Krishnan	55	Senior Vice President, Chief Financial Officer and Treasurer

Lawrence A. Kraft	43	Senior Vice President of Sales and Marketing

Joel K. Young	45	Senior Vice President of Research and Development and Chief Technical Officer
Mr. Dunsmore joined our company in October 1999 as President and Chief Executive Officer and a member of the Board of Directors and was elected Chairman of the Board in May 2000. Prior to joining us, Mr. Dunsmore was Vice President of Access for Lucent Microelectronics, a telecommunications company now known as Agere Systems Inc., since June 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that, Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation from May 1983 to October 1995. Mr. Dunsmore is also a director of Analysts International Corporation.
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

ITEM 1. BUSINESS (CONTINUED)
GEOGRAPHIC AREAS
Our customers are located throughout North America, Europe, Middle East & Africa (EMEA), Asia and Latin America. We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds and Japanese Yen and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a hedging strategy to reduce foreign currency risk.
During 2009, we had approximately $75.2 million of net sales related to foreign customers including export sales, of which $33.4 million was denominated in foreign currency, predominately the Euro and British Pound. During 2008 and 2007, we had approximately $76.1 million and $61.2 million, respectively, of net sales to foreign customers including export sales, of which $45.7 million and $30.1 million, respectively, were denominated in foreign currency, predominately the Euro. In future periods, a significant portion of sales will continue to be made in Euros and British Pounds. Financial information about geographic areas appears in Note 4 to our Consolidated Financial Statements in this Form 10-K.
DIGI INTERNATIONAL WEBSITE
Our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.digi.com) under the “About us - Investor Relations” caption or by writing to us. This information is available free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
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
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2009, 2008 and 2007, our research and development expenses comprised 15.9%, 14.6% and 14.0%, respectively, of our net sales. If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we develop new products that are accepted by our target markets, the net revenues from these products may not be sufficient to justify our investment in research and development.
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
From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Our failure to effectively manage transitions from older products could result in inventory obsolescence and have a material adverse effect on our revenues and profitability.
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
Our inability to obtain the appropriate telecommunications or satellite carrier certifications or approvals from other governmental regulatory bodies could impede our ability to grow revenues in our wireless products.
The sale of our wireless products in certain geographical markets is sometimes dependent on the ability to gain telecommunications or satellite carrier certifications and/or approvals by certain governmental bodies. Failure to obtain these approvals, or delays in receiving the approvals, could impact our ability to enter our targeted markets or to compete effectively or at all in these markets and could have an adverse impact on our revenues.

ITEM 1A. RISK FACTORS (CONTINUED)
We are dependent on wireless communication networks owned and controlled by others.
Our revenues could decline if we are unable to deliver continued access to satellite and digital cellular wireless carriers that we depend on to provide sufficient network capacity, reliability and security to our customers. Our financial condition could be impacted if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures.
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
Loss of one or more of our large customers could have an adverse effect on our revenues.
Our sales are primarily made on the basis of purchase orders rather than under long-term agreements, and therefore, any customer could cease purchasing our products at any time without penalty. The decision of any large customer, including our distributors, to cease using our products or a material decline in the number of units purchased by such a customer could have a material adverse effect on our revenues.
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

ITEM 1A. RISK FACTORS (CONTINUED)
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

ITEM 1A. RISK FACTORS (CONTINUED)
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
Negative conditions in the global credit markets may impair a portion of our investment portfolio.
Our investment portfolio consists of certificates of deposit, corporate bonds and government bonds. These marketable securities are classified at September 30, 2009 as available-for-sale and are carried at fair market value. Some of our investments could experience reduced liquidity, resulting in an adjustment and could result in an impairment charge should the impairment be considered as other-than-temporary. This loss would be recorded in our consolidated statement of operations, which could materially adversely impact our consolidated results of operations and financial condition.
Our consolidated operating results and financial condition may be adversely impacted by worldwide economic conditions and credit tightening.
Worldwide economic conditions have experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity, inflation and deflation concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. These conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services. As our customers face this challenging economic time, they may find it difficult to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of this or any other economic downturn in the economy.

ITEM 1A. RISK FACTORS (CONTINUED)
Our consolidated operating results may be adversely impacted if economic conditions impact the financial viability of our customers, distributors, or suppliers.
We have standard payment terms for our customers and sometimes special payment terms may be pre-authorized by our credit department. While we have procedures to monitor and limit exposure to credit risk on our receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. If economic conditions do not improve, certain of our customers may face liquidity concerns and may be unable to timely satisfy their payment obligations to us, which could have a material adverse effect on our consolidated financial condition and results of operations.
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
The current global economic crisis has impacted the stock prices of many companies. If the price of our common stock is impacted, we could have an impairment of our goodwill. Our value is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts are significantly reduced, we may impair our goodwill. We performed our annual goodwill impairment assessment as of June 30, 2009, on our one reporting unit. Based on our analysis, we concluded that the fair value of our reporting unit exceeded the carrying amount and therefore goodwill was not considered impaired. To the extent additional information arises or our strategies change, it is possible that our conclusion regarding goodwill impairment could change, which could have a material effect on our consolidated financial position and results of operations. At September 30, 2009, our market capitalization, which is an indicator of fair value, was below the carrying value of our reporting unit due to a decline in our stock price during the fourth quarter of fiscal 2009. However, an estimated control premium was also used in our determination of fair value. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. Therefore, the fair value of our reporting unit was measured using our market capitalization as of September 30, 2009, plus a control premium of 35%. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years. The control premium used in our determination of fair value is subject to management judgment, including the interpretation of current economic indicators and market valuations as well as our strategic plans with regard to our operations.

ITEM 1A. RISK FACTORS (CONTINUED)
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2009, the closing price of our common stock on the NASDAQ Global Select Market ranged from $6.55 to $10.83 per share. Our closing sale price on November 27, 2009 was $7.62 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock.
Certain provisions of the Delaware General Corporation Law and our charter documents have an anti-takeover effect.
There exist certain mechanisms under the Delaware General Corporation Law and our charter documents that may delay, defer or prevent a change of control. For instance, under Delaware law, we are prohibited from engaging in certain business combinations with interested stockholders for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain requirements are met, and majority stockholder approval is required for certain business combination transactions with interested parties. Our Certificate of Incorporation contains a “fair price” provision requiring majority stockholder approval for certain business combination transactions with interested parties, and this provision may not be changed without the vote of at least 80% of the outstanding shares of our voting stock. Other mechanisms in our charter documents may also delay, defer or prevent a change of control. For instance, our Certificate of Incorporation provides that our Board of Directors has authority to issue series of our preferred stock with such voting rights and other powers as the Board of Directors may determine. Furthermore, we have a classified board of directors, which means that our directors are divided into three classes that are elected to three-year terms on a staggered basis. Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year. Under Delaware law, directors serving on a classified board may not be removed by shareholders except for cause. Pursuant to the terms of our shareholder rights plan, each outstanding share of common stock has one attached right. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The effect of these anti-takeover provisions may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over the market price to some or all stockholders.
We have not paid cash dividends on our common stock and do not expect to do so.
We have never declared or paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table contains a listing of our current property locations:

			Ownership or
		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date

Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Minneapolis, MN	Engineering services	16,837	November 2016

Waltham, MA	Research & development, sales and sales support	13,424	September 2010

Austin, TX	Sales, sales support, marketing and administration	6,563	March 2014

Davis, CA	Sales, sales support, research & development	24,000	December 2012

Lindon, UT	Sales, marketing, research & development and administration	11,986	December 2010

Herndon, VA	Sales, marketing and tech support	2,416	October 2011

Hong Kong, China	Sales, marketing and administration	4,061	July 2010

Beijing, China	Sales, marketing and administration	2,372	November 2010

Shanghai, China	Sales, marketing and administration	1,251	June 2010

Dortmund, Germany	Sales, sales support, marketing and administration	21,485	March 2013

Breisach, Germany	Sales, marketing, research & development, manufacturing, warehousing and administration	8,748	December 2010

Neuilly sur Seine, France	Sales and marketing	2,895	January 2015

Ilkley, UK	Sales, sales support, marketing and administration	5,475	September 2015

Logrono, Spain	Sales, research & development and administration	3,228	January 2017

Tokyo, Japan	Sales	1,371	November 2011

Bangalore, India	Sales, research & development and administration	9,189	July 2014

Singapore	Sales, marketing and administration	518	June 2011
In addition to the above locations, we perform research and development activities in various other locations in the United States and sales activities in various other locations in Europe and China which are not deemed to be principal locations and which are not listed above. We believe that our facilities are adequate for our needs. In February 2008, we sold our facility in Dortmund, Germany and leased back approximately 40% of the property for a period of five years, with a renewal option for an additional five years.

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
On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several objectors have since appealed the order approving the settlement, and those appeals remain pending.

ITEM 3. LEGAL PROCEEDINGS (CONTINUED)
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our insured basis. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2009, we have an accrued liability for the anticipated settlement of $300,000 which we believe reflects the amount of loss that is probable. We have recorded a receivable related to the insurance proceeds of $50,000 which represents the anticipated settlement of $300,000 less a $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to the vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our Common Stock trades under the symbol “DGII.” Since July 3, 2006 our Common Stock has traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market LLC and prior to that time was traded on the NASDAQ National Market tier. On November 27, 2009, the number of holders of our Common Stock was approximately 8,632, consisting of 191 record holders and approximately 8,441 stockholders whose stock is held by a bank, broker or other nominee.
High and low sale prices for each quarter during the years ended September 30, 2009 and 2008, as reported on the NASDAQ Stock Market LLC, were as follows:
Stock Prices

2009	First	Second	Third	Fourth
High	$11.10	$8.98	$10.72	$10.87
Low	$6.88	$6.26	$6.40	$8.11

2008	First	Second	Third	Fourth
High	$17.30	$14.46	$12.82	$12.87
Low	$13.34	$10.20	$7.64	$7.67
Dividend Policy
We have never paid cash dividends on our Common Stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for periodic stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
We do not have a Dividend Reinvestment Plan or a Direct Stock Purchase Plan.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities in the fourth quarter of the fiscal year ended September 30, 2009. Of the 1,500,000 shares authorized to be repurchased, 135,638 shares remain available for repurchase at September 30, 2009.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the Nasdaq Stock Market – U.S. Companies on September 30, 2004 to September 30, 2009, the last day of fiscal 2009, with the total cumulative return on the CRSP Total Return Index for the Nasdaq Stock Market – U.S. Companies (the “CRSP Index”) and the CRSP Index for Nasdaq Telecommunications Stocks (the “Peer Index”) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2004, for our Common Stock, the CRSP Index and the Peer Index and assumes the reinvestment of all dividends.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL
RETURN

	FY04	FY05	FY06	FY07	FY08	FY09
Digi International Inc.	100.00	93.88	118.11	124.58	89.24	74.54
CRSP Index	100.00	114.14	120.35	142.45	112.31	90.13
Peer Index	100.00	122.08	136.19	159.67	110.74	110.48

ITEM 6. SELECTED FINANCIAL DATA
(In thousands except per common share amounts and number of employees)

For the fiscal years ended September 30	2009	2008	2007	2006	2005
Net sales (1)	$165,928	$185,056	$173,263	$144,663	$125,198

Gross profit	$81,265	$97,869	$91,346	$77,505	$71,491

Sales and marketing	35,304	36,879	33,499	28,591	26,339
Research and development	26,381	27,040	24,176	20,861	16,531
General and administrative	14,557	16,035	13,343	12,830	11,364
Restructuring	1,953	—	—	—	—
Acquired in-process research and development	—	1,900	—	2,000	300

Operating income (2)	3,070	16,015	20,328	13,223	16,957
Total other income, net (3)	1,212	2,900	3,396	2,044	1,026

Income before income taxes	4,282	18,915	23,724	15,267	17,983
Income tax provision (4)	199	6,564	3,951	4,154	318

Net income	$4,083	$12,351	$19,773	$11,113	$17,665

Net income per common share, basic:
Basic	$0.16	$0.48	$0.78	$0.48	$0.79

Diluted	$0.16	$0.47	$0.76	$0.46	$0.76

Balance sheet data as of September 30:
Working capital (total current assets less total current liabilities)	$106,121	$112,236	$115,703	$83,341	$69,995
Total assets	$258,948	$271,416	$251,826	$225,321	$177,631
Long-term debt and capital lease obligations	$9	$345	$358	$725	$1,181
Stockholders’ equity	$229,586	$231,934	$222,905	$193,830	$153,537
Book value per common share (stockholders’ equity divided by outstanding shares)	$9.29	$9.14	$8.73	$7.74	$6.78
Number of employees as of September 30	634	663	564	549	481

(1)	Acquisitions provided the following net sales during the year of acquisition: MobiApps in fiscal 2009 of $0.4 million, Sarian and Spectrum in fiscal 2008 of $6.5 million, MaxStream in fiscal 2006 of $3.2 million, Rabbit and FS Forth of $13.3 million in fiscal 2005.

(2)	Effective October 1, 2005, we adopted authoritative guidance issued by FASB related to share-based payments and began using the modified prospective method of application. Total compensation cost for stock-based payment arrangements totaled $3.5 million ($2.4 million after tax) during fiscal 2009, $3.7 million ($2.5 million after tax) during fiscal 2008, $3.0 million ($2.0 million after tax) during fiscal 2007, and $2.3 million ($1.5 million after tax) during fiscal 2006. Prior to the adoption of this statement, no compensation cost for stock-based payment arrangements was recognized in earnings. Refer to Note 12 to our Consolidated Financial Statements for further discussion.

(3)	Included in total other income, net is an other-than-temporary impairment charge of $1.0 million ($0.7 million after tax) recorded during fiscal 2008 on an investment in a bond issued by Lehman Brothers (see Note 6 to our Consolidated Financial Statements).

(4)	In fiscal 2009, 2008 and 2007, we recorded net discrete tax benefits of $1.2 million, $0.5 million and $4.3 million, respectively (see Note 11 to our Consolidated Financial Statements). In fiscal 2006 and 2005, we reversed income tax reserves of $1.6 million and $5.7 million, respectively, primarily due to settlement of tax audits with the French government in fiscal 2006 and the Internal Revenue Service in fiscal 2005.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We operate in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. We help customers connect, monitor, and control local or remote electronic devices over a network or via the Internet. We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Our Drop-In Networking Solutions initiative provides opportunities for us in the next wave of Internet growth. The initial wave was focused on connecting people, first with personal computers and then cell phones, PDA’s and other related consumer devices. This next wave focuses on connecting devices and machines. We are ideally positioned to take full advantage of the second wave of Internet growth with our Drop-In Networking Solutions that will provide significant market expansion in what is now being referred to in the market as wireless machine to machine (“M2M”) connectivity.
M2M communication works by connecting communication hardware to a physical asset so that information about its status and performance can be sent to a computer system and used to automate a business process or a human action so that a person does not have to do it manually. Incorporating products from both our embedded and non-embedded categories, our Drop-In Networking Solutions are making it easy for customers to effectively “drop-in” a wireless M2M solution. During the second quarter of fiscal 2009, we expanded on Drop-in Networking and introduced our iDigi™ Solutions brand. The iDigi™ Solution bundles software and services to our Drop-in Networking product offerings to make M2M deployments even easier, faster, and more economical. At the heart of the iDigi™ Solution bundle is the iDigi™ Platform, a Platform as a Service (PaaS) that quickly and easily connects remote assets to a customer’s business applications. The iDigi™ Platform runs on a grid of Digi-managed servers. As an on-demand model, customers pay only for services consumed, conserving capital and requiring minimal infrastructure to operate. iDigi™ Energy was launched as the first iDigi™ Solution bundle and targets the Smart Grid efforts of energy services providers.
Our Drop-in Networking and iDigi™ Solutions brand are enabling us to pivot our business from point products to solutions. We believe we are improving our market position by increasing our investment in wireless products, expanding internationally, and providing full solutions which include product and services offerings to our customers.
Our revenues consist of products that are in non-embedded and embedded product groupings. The non-embedded products include serial cards, serial servers, USB connected products, cellular routers, cellular gateway products, network management applications, console servers, remote display products, wireless communications adapters, and cameras and sensors. Embedded products include chips, modules, single-board computers, network interface cards (NICs) and software and development tools, engineering design services and satellite communication products. Our non-embedded serial cards and our embedded NICs are in the mature phase of their product life cycles. Our strategy is to focus on key applications, customers and markets to efficiently manage the migration from products that are in the mature phase of their product life cycles to other newer technologies.
Our business was negatively impacted by the effects of the severe downturn in the economy in fiscal 2009. We experienced a reduction in demand for our products in all geographic locations. In response to the depressed economic conditions, we put in place a restructuring plan that included various cost reduction actions. We also reduced our investment in lower growth product lines while increasing our investment in wireless products and solutions that include hardware, software and services. These actions allowed us to reduce our profit breakeven point and remain profitable despite the negative economic conditions that existed throughout fiscal 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. The restructuring included the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minneapolis, Minnesota headquarters. The restructuring resulted in a workforce reduction of 86 positions or 13% of our total workforce. We believe that these restructuring actions will improve profitability in future quarters. We recorded a pre-tax charge of approximately $2.0 million during the third quarter of fiscal 2009 related to this restructuring. We anticipate pre-tax cost savings of approximately $1.4 million per quarter during fiscal 2010 as a result of these initiatives (see Note 10 to our Condensed Consolidated Financial Statements).
In June 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (“MobiApps”), a developer of M2M communications technology focusing on satellite, cellular, and hybrid satellite/cellular solutions. MobiApps provides a new generation of products based on its own custom designed and patented mixed signal application specific integrated circuit (ASIC), which dramatically reduces the complexity and improves performance of satellite M2M system solutions. Satellite M2M applications include fleet management, marine vessel tracking, container tracking, agricultural monitoring, energy management, and remote field service applications. Satellite is especially suited to applications that cross country and continental boundaries, providing connectivity in very remote locations, and providing mission critical wireless backup solutions when cellular coverage is insufficient. MobiApps also has cellular and hybrid cellular/satellite products packaged with various asset tracking management services, including employee tracking, focused on markets in India and Southeast Asia.
We also suspended our non-sales incentive compensation program for fiscal 2009. This program applies to executive management as well as a large part of the employee base. In addition, we reduced our sales commission program for the third and fourth quarters of fiscal 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information from our Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

							% Increase (decrease)
							2009	2008
	Year ended September 30,						compared	compared
($ in thousands)	2009		2008		2007		to 2008	to 2007
Net sales	$165,928	100.0%	$185,056	100.0%	$173,263	100.0%	(10.3)%	6.8%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	80,470	48.5	83,096	44.9	77,376	44.7	(3.2)	7.4
Amortization of purchased and core technology	4,193	2.5	4,091	2.2	4,541	2.6	2.5	(9.9)

Gross profit	81,265	49.0	97,869	52.9	91,346	52.7	(17.0)	7.1
Operating expenses:
Sales and marketing	35,304	21.3	36,879	20.0	33,499	19.3	(4.3)	10.1
Research and development	26,381	15.9	27,040	14.6	24,176	14.0	(2.4)	11.8
General and administrative	14,557	8.7	16,035	8.6	13,343	7.7	(9.2)	20.2
Restructuring	1,953	1.2	—	—	—	—	N/M	N/M
In-process research and development	—	—	1,900	1.0	—	—	(100.0)	N/M

Total operating expenses	78,195	47.1	81,854	44.2	71,018	41.0	(4.5)	15.3

Operating income	3,070	1.9	16,015	8.7	20,328	11.7	(80.8)	(21.2)
Total other income, net	1,212	0.7	2,900	1.5	3,396	2.0	(58.2)	(14.6)

Income before income taxes	4,282	2.6	18,915	10.2	23,724	13.7	(77.4)	(20.3)
Income tax provision	199	0.1	6,564	3.5	3,951	2.3	(97.0)	66.1

Net income	$4,083	2.5%	$12,351	6.7%	$19,773	11.4%	(66.9)%	(37.5)%

N/M means not meaningful
NET SALES
Net sales were $165.9 million in fiscal 2009 compared to $185.1 million in fiscal 2008, a decrease of $19.2 million or 10.3%.
Net sales in fiscal 2009 and 2008 included $20.7 million and $6.5 million of net sales from Sarian and Spectrum products, respectively. Revenue decreased primarily due to weakened economic conditions and changes in product mix. Fiscal 2009 net sales also included $0.4 million attributable to MobiApps which was acquired on June 8, 2009. Fiscal 2008 net sales of $6.5 million included five months of Sarian net sales and two months of Spectrum net sales based on their dates of acquisition. Net sales from all other product lines decreased by $33.8 million, or 18.9%, primarily due to recent economic conditions, except for increases in net sales of cellular, wireless communication adapters and chips and software.
As we continue to focus on growing our wireless and international sales, our wireless product net sales grew from $46.7 million, or 25.2% of total net sales, in fiscal 2008 to $56.2 million, or 33.9% of total net sales, in fiscal 2009, or an increase of 20.3%. International net sales were $75.2 million, or 45.3% of total net sales, in fiscal 2009, compared to $77.7 million, or 42.0% of net sales, in fiscal 2008.
Net sales were $185.1 million in fiscal 2008 compared to $173.3 million in fiscal 2007, an increase of $11.8 million, or 6.8%. Net sales in fiscal 2008 included five months of Sarian product sales of $5.7 million and two months of Spectrum product sales of $0.8 million based on their dates of acquisition. Net sales of all other products, except serial cards and NICs, increased by $8.7 million, or 5.8%. Net sales of serial cards, a non- embedded product, and NICs, an embedded product, decreased by $3.4 million, or 14.6%. Serial cards are in a mature market that is declining at a rate of approximately 15% — 20% per year. Serial cards net sales

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
represented 10.0% of total net sales for fiscal 2008. NICs are at the end of their product life cycle and represented less than 1% of our net sales for fiscal 2008.
Fluctuation in foreign currency rates compared to the prior year’s rates in each case had an unfavorable impact on net sales of $5.9 million in fiscal 2009, a favorable impact on net sales of $2.2 million in fiscal 2008 and a favorable impact on net sales of $2.3 million in fiscal 2007.
Net Sales by Products
The following table presents our revenue by product category:

	Net Sales			% of Net Sales
($ in millions)	2009	2008	2007	2009	2008	2007
Non-embedded	$91.2	$98.5	$98.9	55.0%	53.2%	57.1%
Embedded	74.7	86.6	74.4	45.0%	46.8%	42.9%

Total	$165.9	$185.1	$173.3	100.0%	100.0%	100.0%

Non-Embedded
Our non-embedded products net sales decreased $7.3 million, or 7.3%, in fiscal 2009 compared to fiscal 2008 due mostly to decreases in sales of serial cards, serial servers and USB connected products, partially offset by increases in cellular and wireless communication adapters. Non-embedded net sales related to Sarian branded products were $16.2 million in fiscal 2009 as compared to $5.7 million in fiscal 2008 which included five months of Sarian net sales based on the date of acquisition.
Our non-embedded products net sales decreased $0.4 million in fiscal 2008 compared to fiscal 2007. Serial card revenue continued to decline along with a reduction of serial server revenue, partially offset by an increase in revenue in wireless routers due to the acquisition of Sarian.
Embedded
Embedded products net sales decreased $11.9 million, or 13.8%, in fiscal 2009 compared to fiscal 2008 due mostly to decreases of modules and NIC sales, partially offset by an increase in chips and software. Embedded net sales include incremental net sales of $3.7 million of Spectrum design services revenue in fiscal 2009.
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
Net Sales by Distribution Channels
The following table presents our revenue by distribution channel:

	Net Sales			% of Net Sales
($ in millions)	2009	2008	2007	2009	2008	2007
Direct / OEM channel	$78.5	$87.5	$88.6	47.3%	47.3%	51.1%
Distribution channel	87.4	97.6	84.7	52.7%	52.7%	48.9%

Total company	$165.9	$185.1	$173.3	100.0%	100.0%	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
The decreases in both the Direct/OEM and the Distribution channels during fiscal 2009 are primarily resulting from a weakened economy. We continued to focus on maintaining our channel strategy, which includes employing additional channel partners and releasing complementary products. During fiscal 2008, net sales in the Direct/OEM channel decreased due to a decline in net sales in North America and a change in the product mix.
Net Sales by Geographic Area
Our revenue by geographic location of our customers is as follows:

	Net Sales			% of Net Sales
($ in millions)	2009	2008	2007	2009	2008	2007
North America	$90.7	$107.3	$112.0	54.7%	58.0%	64.7%
Europe, Middle East & Africa	56.0	53.0	41.4	33.7%	28.6%	23.9%
Asian countries	15.6	19.7	15.6	9.4%	10.6%	9.0%
Latin America	3.6	5.1	4.3	2.2%	2.8%	2.4%

Total net sales	$165.9	$185.1	$173.3	100.0%	100.0%	100.0%

The decrease in net sales of $19.2 million in fiscal 2009 as compared to fiscal 2008 is due in general to the weakened global economy which affected all geographic locations.
The decrease of $20.5 million in net sales in North America was offset by incremental revenue of $3.8 million from the Spectrum acquisition and $0.1 million from the MobiApps acquisition both included in embedded products. The decrease in net sales in North America in fiscal 2008 is primarily due a reduction in net sales of non-embedded products, partially offset by the increase in embedded products which includes the incremental net sales of $0.8 million resulting from the Spectrum acquisition.
The increase in net sales in Europe, Middle East, and Africa (“EMEA”) during the past two fiscal years is primarily due to the acquisition of Sarian which provided revenue of $16.2 million and $5.7 million for fiscal 2009 and 2008, respectively.
Revenue for the Latin America and Asian countries locations decreased by $5.6 million in fiscal 2009 compared to fiscal 2008 and revenue increased by $4.9 million in fiscal 2008 compared to fiscal 2007. The decrease in revenue for fiscal 2009 for the Latin America location was primarily due to a reduction in net sales of non-embedded products, and for the Asian countries revenue decreased due to a reduction in net sales of both embedded and non-embedded products primarily resulting from the global economic conditions. MobiApps revenue of $0.3 million from date of acquisition is included in fiscal 2009 Asian countries revenue.
GROSS PROFIT
2009 Compared to 2008
Gross margin for fiscal 2009 was 49.0% compared to 52.9% for 2008. The decrease in gross margin is primarily a result of product and customer mix changes. The gross margin also decreased due to an increase in the amortization of purchased and core technology due to the acquisitions of Sarian, Spectrum and MobiApps. Amortization of purchased and core technology was $4.2 million or 2.5% of net sales in fiscal 2009 as compared to $4.1 million or 2.2% of net sales in fiscal 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
GROSS PROFIT (CONTINUED)
2008 Compared to 2007
The gross margin for fiscal 2008 was 52.9% compared to 52.7% in 2007. The increase in gross margin is due to a reduction in the amortization of purchased and core technology, partially offset by a decrease in gross margin due to product mix changes among products within both the embedded and non-embedded product groups, including lower gross margins provided by Sarian non-embedded products. Amortization of purchased and core technology was $4.1 million or 2.2% of net sales in fiscal 2008 as compared to $4.5 million or 2.6% of net sales in fiscal 2007.
OPERATING EXPENSES
2009 Compared to 2008
Operating expenses were $78.2 million in fiscal 2009, a decrease of $3.7 million or 4.5%, compared to $81.9 million in fiscal 2008. Compensation-related expenses, including salaries, incentive compensation and stock-based compensation, decreased by $3.2 million in fiscal 2009 as compared to fiscal 2008 due to the suspension of our non-sales incentive program for fiscal 2009 and a reduction of our sales commission program in the last half of fiscal 2009 as well as a reduction in the number of employees. Incremental operating expenses resulting from the acquisitions of Sarian, Spectrum and MobiApps were $4.4 million. We recorded a charge of $1.9 million for in-process research and development incurred in 2008 resulting from the Sarian acquisition. On April 23, 2009, we announced a restructuring initiative that resulted in a restructuring charge of $2.0 million.
Sales and marketing expenses were $35.3 million in fiscal 2009, a decrease of $1.6 million or 4.3%, compared to $36.9 million in fiscal 2008. Sales and marketing expenses decreased by $0.9 million for compensation-related expenses, $1.2 million for advertising and marketing literature, $0.5 million for reduced travel and entertainment and by $0.3 million for miscellaneous other sales and marketing expenses. This was partially offset by incremental expenses related to Sarian, Spectrum and MobiApps which increased sales and marketing expenses by $1.3 million.
Research and development expenses were $26.4 million in fiscal 2009, a decrease of $0.7 million or 2.4%, compared to $27.1 million in fiscal 2008. Research and development expenses decreased by $1.2 million for compensation-related expenses, $0.3 million for product certifications and $0.5 million for other research and development expenses. This was partially offset by incremental expenses for Sarian, Spectrum and MobiApps which increased research and development expenses by $1.3 million.
General and administrative expenses were $14.5 million in fiscal 2009, a decrease of $1.5 million or 9.2%, compared to 16.0 million in fiscal 2008. The reduction in general and administrative expenses were due to decreases of $1.1 million for compensation-related expenses, $0.6 million for professional fees, $0.5 million for amortization and depreciation, $0.6 million for bad debt expense and a $0.5 million decrease in other general and administrative expenses. This was partially offset by incremental expenses of $1.8 million due to Sarian, Spectrum and MobiApps.
2008 Compared to 2007
Operating expenses were $81.9 million in fiscal 2008, an increase of $10.9 million or 15.3%, compared to $71.0 million in fiscal 2007. The incremental operating expenses resulting from the acquisition of Sarian on April 28, 2008, were $3.6 million, which includes a $1.9 million charge for in-process research and development expenses. The Spectrum acquisition resulted in additional operating expenses of $0.4 million. Compensation-related expenses, including salaries and cash incentive compensation and stock-based compensation, increased by $3.1 million in fiscal 2008 compared to fiscal 2007 due to merit increases and an increase in employees

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
primarily as a result of acquisitions, offset by a lower level of cash incentive compensation based on lower than planned revenue and other defined performance measures. The remaining $3.8 million increase in operating expenses was primarily due to incremental spending related to our Drop-in Networking initiative.
Sales and marketing expenses were $36.9 million in fiscal 2008, an increase of $3.4 million or 10.1%, compared to $33.5 million in fiscal 2007. The incremental expenses related to the Sarian and Spectrum acquisitions increased sales and marketing expenses by $0.9 million. In addition, sales and marketing expenses increased by $1.4 million for compensation-related expenses, $0.6 million for advertising and marketing literature and by $0.5 million for miscellaneous other sales and marketing expenses.
Research and development expenses were $27.1 million in fiscal 2008, an increase of $2.9 million or 11.8%, compared to $24.2 million in fiscal 2007. The incremental expenses related to the Sarian and Spectrum acquisitions increased research and development expenses by $0.4 million. Other increases in research and development expenses were $1.2 million for compensation-related expenses, $0.5 million for product certification testing, $0.3 million for professional fees and $0.5 million for other research and development expenses.
General and administrative expenses were $16.0 million in fiscal 2008, an increase of $2.7 million or 20.2%, compared to $13.3 million in fiscal 2007. The incremental expenses related to the Sarian and Spectrum acquisitions increased general and administrative expenses by $0.9 million. In addition, general and administrative expenses increased by $0.4 million as we recognized only a $0.1 million gain on the sale of the Dortmund, Germany building during fiscal 2008 compared to a one-time $0.5 million gain in fiscal 2007 on the sale of undeveloped land in Davis, California. Other increases in general and administrative expenses were primarily due to $0.5 million of compensation-related expenses, $0.4 million due to bad debt expense and $0.5 million in professional fees.
RESTRUCTURING
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. The restructuring included the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minneapolis, Minnesota headquarters. We paid a lease cancellation fee for one of the leased facilities in Davis and had vacated the facility as of September 30, 2009. We continue to maintain non-manufacturing activities at the remaining leased facility in Davis, California. As a result of these initiatives, during the third quarter of fiscal 2009 we recorded a $2.0 million charge, which consisted of $1.8 million for employee termination costs for 86 positions and $0.2 million for contract termination fees and other relocation costs.
All 86 positions have been vacated as of September 30, 2009. The employee termination costs include severance and the associated costs of continued medical benefits and outplacement services. The other restructuring expenses include contract termination fees for non-renewal of lease terms relating to one of the facilities in Davis, California and relocation expenses for employees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
Sarian Systems, Ltd.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”), which merged into Digi International Ltd. as of October 1, 2009. Prior to the acquisition, Sarian was a privately held corporation. Sarian is located in the United Kingdom and is a leader in the European wireless router market. The total purchase price of $30.9 million was for all of the outstanding ordinary shares of Sarian.
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

These products were under development, had a measurable percentage completed and a documented expected life, had not yet reached technological feasibility, and had no alternative future uses. This amount was expensed as a non-deductible tax charge upon consummation of the acquisition.
All of the acquired development projects were completed in fiscal 2009.
OTHER INCOME, NET
2009 Compared to 2008
Other income, net was $1.2 million in fiscal 2009, a decrease of $1.7 million compared to $2.9 million in fiscal 2008. During fiscal 2009, we realized $1.4 million of interest income on marketable securities and cash and cash equivalents compared to $3.6 million during fiscal 2008. The decrease in interest income was due to lower average investment balances and lower average interest rates. The average investment balance during fiscal 2009 was $57.6 million compared to $77.1 million for fiscal 2008. We earned an average interest rate of 2.4% during fiscal 2009 compared to 4.5% for fiscal 2008. Other income, net decreased $0.4 million related to a net decrease in foreign currency transaction gains in fiscal 2009 compared to fiscal 2008. We recorded an other-than-temporary impairment charge in fiscal 2008 related to the Lehman Brothers Bond of $1.0 million. No additional impairment was recorded in fiscal 2009.
2008 Compared to 2007
Total other income, net was $2.9 million in fiscal 2008 compared to $3.4 million in fiscal 2007. We realized interest income on marketable securities and cash and cash equivalents of $3.6 million in fiscal 2008 compared to $3.5 million in fiscal 2007. The increase in interest income was primarily due to a higher average investment balance of $77.1 million in fiscal 2008 compared to $66.7 million in fiscal 2007, which was partially offset by a decrease in the average interest rate. Before impairment on the Lehman Brothers Bond, we earned an average interest rate of approximately 4.5% during fiscal 2008 compared to an approximate rate of 5.1% for fiscal 2007. Interest expense was $0.2 million in fiscal 2008 primarily related to interest on the $25.0 million short-term loan that was used to finance the Sarian acquisition, interest on capital leases and interest accrued on the deferred payment for the Spectrum acquisition. The short-term loan was paid in full in May 2008. We also recorded an other-than-temporary impairment charge of $1.0 million in fiscal 2008 for the Lehman Brothers Bond included in our marketable securities portfolio (see Note 6 to our Consolidated Financial Statements). Included in other income, net for fiscal 2008, was $0.5 million of net foreign currency transaction gains.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES
Our effective income tax rate was 4.6%, 34.7% and 16.7% for fiscal 2009, 2008 and 2007, respectively.
During fiscal 2009, we reversed $0.6 million in income tax reserves primarily associated with the statutory closing of a prior U.S. federal and state tax year and settlement of prior liabilities under amnesty programs. We recorded an additional current discrete tax benefit of $0.5 million resulting from the enactment on October 3, 2008 of the retroactive extension of the research and development tax credit for activity from January 1, 2008 to September 30, 2008. We also recorded adjustments to actual for items reported on the tax returns filed for fiscal 2007 and 2008. The aforementioned income tax benefits resulting from the reversal of income tax reserves and other discrete tax benefits reduced the effective tax rate by 27 percentage points in fiscal 2009.
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
The effective tax rate for fiscal 2009 was lower than the U.S. statutory rate of 34.0% due to reversals of tax reserves and other discrete tax benefits and the deduction for domestic production activities. The U.S. statutory rate is 34.0% for taxable income less than $10.0 million.
The effective tax rates for fiscal 2008 and 2007 are lower than the U.S. statutory rate of 35.0% primarily due to the aforementioned income tax benefits and the utilization of income tax credits and exclusions for extraterritorial income in fiscal 2007 and the domestic production activities deduction in both fiscal 2008 and 2007.
INFLATION
Management believes that during fiscal years 2009, 2008 and 2007, inflation has not had a material effect on our operations or on our consolidated financial position.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We had cash, cash equivalents and short-term marketable securities of $70.7 million, $73.5 million and $85.5 million at September 30, 2009, 2008 and 2007, respectively. Our working capital was $106.1 million, $112.2 million and $115.7 million at September 30, 2009, 2008 and 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Consolidated Statement of Cash Flow Highlights (in thousands)

	Year ended September 30,
	2009	2008	2007
Operating activities	$15,686	$24,070	$26,379
Investing activities	25,286	(22,370)	(28,715)
Financing activities	(5,427)	(2,564)	4,811
Effect of exchange rate changes on cash and cash equivalents	(1,287)	(3,335)	226

Net increase (decrease) in cash and cash equivalents	$34,258	$(4,199)	$2,701

Net cash provided by operating activities was $15.7 million during fiscal 2009 compared to $24.1 million for fiscal 2008, a net decrease of $8.4 million. This net decrease is primarily due to a decrease in net income of $8.3 million, and decreases of $1.0 million related to an other-than-temporary impairment charge during fiscal 2008, $1.1 million in deferred income taxes, and $1.9 million related to an in-process research and development charge in fiscal 2008. This was partially offset by an increase of $1.1 million of other non-cash items and an increase of $3.5 million due to changes in working capital. The changes in working capital increased cash flows by $3.5 million primarily due to increases resulting from changes in accounts receivable and inventories, partially offset by decreases in accounts payable, income taxes payable (receivable) and other accrued expenses. Net cash provided by operating activities was $24.1 million during fiscal 2008 compared to $26.4 million during fiscal 2007, a net decrease of $2.3 million. This net decrease is primarily due to a decrease in net income of $7.4 million, a decrease of $1.5 million related to deferred income taxes, offset by $1.0 million of other-than-temporary impairment on marketable securities during fiscal 2008, $1.9 million of in-process research and development charges in fiscal 2008, $1.1 million of other non-cash items and $2.6 million of increases due to changes in working capital. Changes in working capital increased cash flows by $2.6 million primarily due to increases resulting from changes in inventories, accounts payable and income taxes payable, partially offset by changes in accounts receivable and accrued expenses.
Net cash provided by investing activities was $25.3 million in fiscal 2009 as compared to net cash used in investing activities of $22.4 million and $28.7 million used during fiscal 2008 and 2007, respectively. While net settlements from marketable securities were $32.1 million and $8.7 million for fiscal 2009 and 2008, respectively, net purchases of marketable securities were $26.0 million for fiscal 2007. Proceeds from the sale of property and equipment amounted to $6.9 million related to the sale of our building in Dortmund, Germany (see Note 14 to our Consolidated Financial Statements) and $1.0 million during fiscal 2007, while purchases of property, equipment, improvements and certain other intangible assets were $3.9 million, $4.4 million and $2.9 million for fiscal 2009, 2008 and 2007, respectively. During fiscal 2008, we paid a deposit of $0.4 million for the Dortmund building leaseback. We also used $1.3 million in fiscal 2008 and $0.8 million in fiscal 2007 for contingent purchase price payments related to the acquisition of FS Forth. During fiscal 2009, we paid $3.0 million in cash for the acquisition of the assets of MobiApps. During fiscal 2008, we paid $27.8 million (net of cash acquired of $3.1 million) for the acquisition of Sarian and we paid $4.0 million in cash for the acquisition of Spectrum.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Net cash used in financing activities was $5.4 million in fiscal 2009 as $6.6 million was used to repurchase treasury stock and $0.3 million was used for capital lease obligations, partially offset by cash received from the exercise of stock options and employee stock purchase plan transactions of $1.5 million. Net cash used in financing activities was $2.6 million in fiscal 2008 as $5.1 million was used to repurchase treasury stock and $0.4 million was used for capital lease obligations, partially offset by cash received from the exercise of stock options and employee stock purchase plan transactions of $2.9 million. We also borrowed and repaid a $25.0 million loan during the third quarter of fiscal 2008 to finance the Sarian acquisition. During fiscal 2007, we generated $4.8 million from financing activities primarily due to $5.2 million of cash received from the exercise of stock options and employee stock purchase plan transactions. We used $0.4 million for capital lease obligations.
We expect positive cash flows from operations and believe that our current cash balance and our potential capacity for additional debt and/or equity financing will be sufficient to fund our business operations for the next twelve months.
The following summarizes our contractual obligations at September 30, 2009:

	Payments due by fiscal period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$8,701	$2,747	$3,597	$1,707	$650
Capital leases	10	9	1	—	—
Deferred payments on acquisition	6,000	3,000	3,000	—	—

Total contractual cash obligations	$14,711	$5,756	$6,598	$1,707	$650

The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $4.9 million as of September 30, 2009. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.
FOREIGN CURRENCY
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2009, we had approximately $75.2 million of net sales related to foreign customers including export sales, of which $33.4 million was denominated in foreign currency, predominately the Euro and British Pound. During 2008 and 2007, we had approximately $76.1 million and $61.2 million, respectively, of net sales to foreign customers including export sales, of which $45.7 million and $30.1 million, respectively, were denominated in foreign currency, predominately the Euro. In future periods, a significant portion of sales will continue to be made in Euros and British Pounds.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FOREIGN CURRENCY (CONTINUED)
During fiscal 2008, we acquired Sarian for $30.9 million, which was partially financed by an intercompany loan from both Digi International Inc. for $25.0 million and Digi GmbH for $2.9 million. The Digi GmbH intercompany loan for $2.9 million was paid in March 2009 and the Digi International Inc. $25.0 million loan was converted to capital on October 1, 2008. The translation adjustments related to the $2.9 million intercompany loan were recorded in other income, net within our Consolidated Statements of Operations.
RECENT ACCOUNTING DEVELOPMENTS
In October 2009, the FASB issued an amendment to the accounting standards and provided guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provided guidance for allocation and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This guidance is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In December 2007, the FASB issued a new standard on business combinations. This new standard retained the fundamental requirements in the former standard that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and established the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This new standard also makes certain other modifications to the former standard and is effective for business combinations that are consummated by us beginning October 1, 2009. Early adoption is not permitted. We adopted this standard effective October 1, 2009 and this standard could have a material impact on how we will identify, negotiate, and value future acquisitions and how such acquisitions will affect our consolidated financial statements.
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
REVENUE RECOGNITION
Our revenues are derived primarily from the sale of embedded and non-embedded products to our distributors and Direct (end-user) / OEM customers, and to a small extent from the sale of software licenses, fees associated with technical support, training, professional and engineering services and royalties. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations other than warranty.
Under these criteria, product revenue is generally recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.1 million and $1.4 million at September 30, 2009 and 2008, respectively.
We also generate revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services and royalties. Revenue recognized resulting from such non-product sales represented 0.3% of net sales in fiscal 2009, 0.8% of net sales in fiscal 2008 and 0.4% of net sales in fiscal 2007. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED)
industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these securities has occurred and is other-than-temporary, we would record a charge to other income (expense). As described in Note 6 to our Consolidated Financial Statements, we hold one security that is other-than-temporarily impaired.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.6 million at September 30, 2009 and $0.7 million at September 30, 2008.
INVENTORIES AND RESERVES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for the net realizable value of inventories. The reserve for excess and obsolete inventory was $1.8 million and $1.7 million at September 30, 2009 and 2008, respectively.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. Based on our annual goodwill impairment assessment on June 30, 2009, we concluded that the fair value of our reporting unit exceeded the carrying amount and therefore potential goodwill impairment was not indicated. We continue to closely monitor the continuing impacts of the economic downturn on our expected operating results and the broader effects of U.S. market conditions on the fair value of our assets. As of September 30, 2009 our market capitalization was below the carrying value of our reporting unit due to a decline in our stock price during the fourth quarter of fiscal 2009. However, our market capitalization plus our estimated control premium of 35% resulted in a fair value in excess of our carrying value and therefore no impairment was indicated. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years.

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
We have unrecognized tax benefits of $4.1 million classified as a long-term liability as we do not expect significant payments to occur over the next 12 months. The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $3.4 million. We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from 90 days to five years from the date of receipt. We have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $1.0 million at September 30, 2009 and $1.2 million for each of the years ended September 30, 2008 and 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge against interest rate risk as all investments are currently held to maturity and the majority of our investments mature in less than a year.
FOREIGN CURRENCY RISK
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During fiscal 2009, the average monthly exchange rate for the Euro to the U.S. Dollar decreased by approximately 9.9% from 1.5038 to 1.3547, the average monthly exchange rate for the British Pound to the U.S. Dollar decreased approximately 21.4% from 1.9730 to 1.5517 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 13.1% from .0093 to .0105. A 10.0% change from the 2009 average exchange rate for the Euro, British Pound and Yen to the U.S. Dollar would have resulted in a 2.0% increase or decrease in annual net sales and a 2.4% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we may need to consider in response to changes in the exchange rate.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, corporate bonds and government bonds. We may have some exposure related to the fair value of our securities, which could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges for other securities in our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF DIGI INTERNATIONAL INC.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)
As discussed in Management’s Report on Internal Control over Financial Reporting, management has excluded MobiApps from its assessment of internal control over financial reporting as of September 30, 2009 because it was acquired by the Company in a purchase business combination during fiscal year 2009. MobiApps is a wholly-owned subsidiary whose assets and total revenues represent 0.6% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2009.
/s/PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 24, 2009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common share data)

For the fiscal years ended September 30,	2009	2008	2007
Net sales	$165,928	$185,056	$173,263
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	80,470	83,096	77,376
Amortization of purchased and core technology	4,193	4,091	4,541

Gross profit	81,265	97,869	91,346

Operating expenses:
Sales and marketing	35,304	36,879	33,499
Research and development	26,381	27,040	24,176
General and administrative	14,557	16,035	13,343
Retructuring costs	1,953	—	—
Acquired in-process research & development	—	1,900	—

Total operating expenses	78,195	81,854	71,018

Operating income	3,070	16,015	20,328

Other income (expense):
Interest income	1,406	3,579	3,482
Interest expense	(257)	(174)	(86)
Impairment of marketable security	—	(1,015)	—
Other income, net	63	510	—

Total other income, net	1,212	2,900	3,396

Income before income taxes	4,282	18,915	23,724
Income tax provision	199	6,564	3,951

Net income	$4,083	$12,351	$19,773

Net income per common share:
Basic	$0.16	$0.48	$0.78

Diluted	$0.16	$0.47	$0.76

Weighted average common shares, basic	24,901	25,659	25,259

Weighted average common shares, diluted	25,183	26,242	26,121

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

As of September 30,	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$48,434	$14,176
Marketable securities	22,311	59,337
Accounts receivable, net	19,032	24,310
Inventories	26,619	30,240
Deferred tax assets	2,415	2,100
Other	3,844	3,006

Total current assets	122,655	133,169
Marketable securities	5,063	179
Property, equipment and improvements, net	16,678	16,255
Identifiable intangible assets, net	26,877	34,032
Goodwill	86,558	86,578
Deferred tax assets	440	553
Other	677	650

Total assets	$258,948	$271,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,567	$10,343
Accrued expenses:
Compensation	3,275	5,981
Warranty	970	1,214
Other	3,035	3,395
Deferred payment on acquisition	2,966	—
Restructuring	721	—

Total current liabilities	16,534	20,933

Deferred tax liabilities	4,331	7,582
Income taxes payable	4,893	4,358
Deferred payments on acquisition	2,812	5,575
Other noncurrent liabilities	792	1,034

Total liabilities	29,362	39,482

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,409,198 and 28,335,876 shares issued	284	283
Additional paid-in capital	181,282	177,614
Retained earnings	82,708	78,625
Accumulated other comprehensive loss	(6,527)	(1,897)
Treasury stock, at cost, 3,708,302 and 2,960,457 shares	(28,161)	(22,691)

Total stockholders’ equity	229,586	231,934

Total liabilities and stockholders’ equity	$258,948	$271,416

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the fiscal years ended September 30,	2009	2008	2007
Operating activities:
Net income	$4,083	$12,351	$19,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,581	2,488	2,453
Amortization of identifiable intangible assets and other assets	7,476	6,830	7,712
Bad debt/product return (benefit) provision, net	(265)	308	(93)
Provision for inventory obsolescence	881	536	369
Excess tax benefits from stock-based compensation	(80)	(184)	(621)
Impairment on marketable security	—	1,015	—
Stock-based compensation	3,518	3,697	3,025
Deferred income taxes	(2,714)	(1,624)	(115)
Acquired in-process research & development	—	1,900	—
Other	(230)	(145)	(427)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	5,384	(1,838)	(142)
Inventories	2,695	(3,093)	(4,448)
Other assets	193	96	125
Income taxes (receivable) payable	(1,090)	7	(270)
Accounts payable	(4,561)	3,322	(508)
Accrued expenses	(2,185)	(1,596)	(454)

Net cash provided by operating activities	$15,686	$24,070	$26,379

Investing activities:
Purchase of marketable securities	(30,489)	(69,196)	(92,742)
Proceeds from maturities of marketable securities	62,624	77,857	66,757
Proceeds from sale of property and equipment	10	6,954	950
Purchase of property, equipment, improvements and certain other intangible assets	(3,873)	(4,425)	(2,899)
Increase in restricted cash — non-current	—	(392)	—
Contingent purchase price payments related to acquisition	—	(1,315)	(781)
Acquisition of businesses, net of cash acquired	(2,986)	(31,853)	—

Net cash provided by (used in) investing activities	25,286	(22,370)	(28,715)

Financing activities:
Payments on capital lease obligations	(336)	(361)	(369)
Borrowing on note payable	—	25,000	—
Payment on note payable	—	(25,000)	—
Purchase of treasury stock	(6,576)	(5,104)	—
Proceeds from stock option plan transactions	423	1,699	3,389
Proceeds from employee stock purchase plan transactions	982	1,018	1,170
Excess tax benefits from stock-based compensation	80	184	621

Net cash (used in) provided by financing activities	(5,427)	(2,564)	4,811
Effect of exchange rates changes on cash and cash equivalents	(1,287)	(3,335)	226

Net increase (decrease) in cash and cash equivalents	34,258	(4,199)	2,701
Cash and cash equivalents, beginning of period	14,176	18,375	15,674

Cash and cash equivalents, end of period	$48,434	$14,176	$18,375

Supplemental Cash Flows Information:
Interest paid	$54	$136	$86
Income taxes paid, net	$3,944	$8,143	$4,072
Other non-cash financing and investing items:
Deferred payment liability related to acquisition	$—	$5,537	$—
Equipment acquired under capital lease	$—	$9	$—
Accrual for FS Forth-Systeme GmbH contingent purchase price payment	$—	$—	$950
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
For the years ended September 30, 2009, 2008 and 2007

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Income	Equity
Balances, September 30, 2006	27,749	$277	2,712	$(19,178)	$164,782	$47,009	$940	$193,830

Net income						19,773		19,773
Foreign currency translation adjustment							1,181	1,181

Total comprehensive income								20,954

Employee stock purchase issuances			(106)	743	427			1,170
Issuance of stock upon exercise of stock options	405	4			3,385			3,389
Tax benefit realized upon exercise of stock options					537			537
Stock-based compensation expense					3,025			3,025

Balances, September 30, 2007	28,154	281	2,606	(18,435)	172,156	66,782	2,121	$222,905

Net income						12,351		12,351
Foreign currency translation adjustment							(4,018)	(4,018)

Total comprehensive income								8,333

Cumulative effect from adoption of FIN 48						(508)		(508)
Employee stock purchase issuances			(117)	848	170			1,018
Purchase of treasury stock			471	(5,104)				(5,104)
Issuance of stock upon exercise of stock options	182	2			1,697			1,699
Tax benefit realized upon exercise of stock options					(106)			(106)
Stock-based compensation expense					3,697			3,697

Balances, September 30, 2008	28,336	283	2,960	(22,691)	177,614	78,625	(1,897)	$231,934

Net income						4,083		4,083
Foreign currency translation adjustment							(4,622)	(4,622)
Net unrealized gains (losses) on investments (net of related tax effect of $2)							(4)	(4)
Reclassification of gain included in net income (net of related tax effect of $3)							(4)	(4)

Total comprehensive loss								(547)

Employee stock purchase issuances			(145)	1,106	(124)			982
Purchase of treasury stock			893	(6,576)				(6,576)
Issuance of stock upon exercise of stock options	73	1			422			423
Tax benefit realized upon exercise of stock options					(148)			(148)
Stock-based compensation expense					3,518			3,518

Balances, September 30, 2009	28,409	284	3,708	(28,161)	181,282	82,708	(6,527)	$229,586

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS DESCRIPTION
We are a worldwide leader in device networking for business, developing reliable products and technologies to connect and securely manage local or remote electronic devices over a network, via the Internet or via satellite. Businesses use our products to create, customize and control retail operations, industrial automation and other applications.
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
MARKETABLE SECURITIES
Marketable securities consist of certificates of deposit, corporate bonds and government municipal bonds. We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis. Prior to October 1, 2008 all marketable securities purchased were classified as held-to-maturity and were carried at amortized cost. All marketable securities purchased after October 1, 2008 are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. We obtain quoted market prices and trading activity for each security, where available, review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio.
We regularly monitor and evaluate the value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider factors including how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of a security has occurred and is other-than-temporary, we would record a charge to other income (expense). As described in Note 6, we hold one security that we have deemed to be other-than-temporarily impaired.
ACCOUNTS RECEIVABLE
Accounts receivable are stated at the amount we expect to collect, which is net of an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The following factors are considered when determining the collectability of specific customer accounts: customer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS RECEIVABLE (CONTINUED)
creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices. In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts. Based on our assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to our allowance for doubtful accounts. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable.
INVENTORIES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating fair market value.
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET
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
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased in-process research and development costs (IPR&D) have been expensed upon consummation of the related business acquisition. Effective October 1, 2009 in-process research and development costs will be capitalized according to new authoritative guidance issued by FASB related to business combinations. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to thirteen years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expense as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the current period. No impairments were identified during fiscal 2009, 2008 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. Based on our annual goodwill impairment assessment on June 30, 2009, we concluded that the fair value of our reporting unit exceeded the carrying amount and, therefore, potential goodwill impairment was not indicated. We continue to closely monitor the continuing impacts of the economic downturn on our expected operating results and the broader effects of U.S. market conditions on the fair value of our assets. As of September 30, 2009, our market capitalization was below the carrying value of our reporting unit due to a decline in our stock price during the fourth quarter of fiscal 2009. However, our market capitalization plus our estimated control premium of 35% resulted in a fair value in excess of our carrying value and therefore no impairment was indicated. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years.
During our annual goodwill impairment assessment that was performed as of June 30, 2008, we concluded that the fair value of our reporting unit exceeded the carrying amount and, therefore, goodwill was not considered impaired. When the assessment was performed, our market capitalization was below the carrying value of our reporting unit due to significant declines in our stock price during the year. The fair value of our reporting unit was measured using our market capitalization as of June 30, 2008 plus a control premium. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years.
We also performed our annual goodwill impairment assessment as of June 30, 2007 for our one reporting unit. Since the fair value of the reporting unit exceeded book value at this date, there was no impairment identified.
We have defined the criteria that will result in additional interim goodwill impairment testing. If these criteria are met, we will undertake an analysis to determine whether a goodwill impairment has occurred, which could have a material effect on our consolidated financial position and results of operations. The evaluation of asset impairment may require us to make assumptions about future cash flows and revenues. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. If these estimates and assumptions change, we may be required to recognize impairment losses in the future.
REVENUE RECOGNITION
We recognize revenue in accordance with authoritative guidance issued by FASB related to revenue recognition.
Revenue recognized for product sales was 99.7% of net sales in fiscal 2009, 99.2% of net sales in fiscal 2008 and 99.6% in fiscal 2007. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including Direct (end-user) / OEMs and distributors. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded.
We also generate revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 0.3% of net sales in fiscal 2009, 0.8% of net sales in fiscal 2008, and 0.4% of net sales in fiscal 2007. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Royalty revenue is recognized when cash is received from the customer. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME PER COMMON SHARE (CONTINUED)
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

Years ended September 30,	2009	2008	2007
Numerator:
Net income	$4,083	$12,351	$19,773

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,901	25,659	25,259

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	282	583	862

Denominator for diluted net income per common share — adjusted weighted average shares	25,183	26,242	26,121

Basic net income per common share	$0.16	$0.48	$0.78

Diluted net income per common share	$0.16	$0.47	$0.76

We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under the treasury stock method, the proceeds from exercise of an option, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.
Stock options to purchase 3,109,829, 2,336,693 and 573,134 common shares at September 30, 2009, 2008 and 2007, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be antidilutive.
STOCK-BASED COMPENSATION
We compute stock-based compensation using the modified prospective method of application. This standard requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Under this statement, we must measure the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the date of grant. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).
FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. Statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency are reflected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION (CONTINUED)
in the statement of operations. Net transaction gains and losses were recorded to other income (expense) for fiscal 2009 and 2008 and were not significant. Net transaction gains and losses were recorded to general and administrative expenses for fiscal year 2007 and were immaterial. We have not implemented a formal hedging strategy to reduce the risk of foreign currency translation exposures.
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
SUBSEQUENT EVENTS
We have evaluated for recognition and/or disclosure all events or transactions that occurred through December 3, 2009, the date these consolidated financial statements were issued.
COMPREHENSIVE INCOME (LOSS)
Our comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, which are charged or credited to the accumulated other comprehensive income (loss) account in stockholders’ equity.
RECENT ACCOUNTING DEVELOPMENTS
In October 2009, the FASB issued an amendment to the accounting standards and provided guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provided guidance for allocation and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This guidance is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)
In December 2007, the FASB issued a new standard on business combinations. This new standard retained the fundamental requirements in the former standard that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and established the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This new standard also makes certain other modifications to the former standard and is effective for business combinations that are consummated by us beginning October 1, 2009. Early adoption is not permitted. We adopted this standard effective October 1, 2009 and this standard could have a material impact on how we will identify, negotiate, and value future acquisitions and how such acquisitions will affect our consolidated financial statements.
2. ACQUISITIONS
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
MobiApps operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheet as of September 30, 2009 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition. The table below sets forth the final purchase price allocation (in thousands):

Cash, including direct acquisition costs	$3,037

Fair value of net tangible assets acquired	$136
Identifiable intangible assets:
Existing purchased and core technology	800
License agreement	400
Goodwill	1,701

$3,037

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The weighted average useful life for the total of all the identifiable intangibles listed above is 5.7 years. The weighted average useful life for each identifiable intangible asset class is as follows: existing purchased and core technology - 5.8 years and license agreement - 5.5 years.
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
We have determined that the MobiApps acquisition is not material to our consolidated results of operations or financial position. Therefore, pro forma financial information is not presented.
Sarian Systems, Ltd.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”), which merged into Digi International Ltd. on October 1, 2009. Prior to the acquisition, Sarian was a privately held corporation located in the United Kingdom. The total purchase price of $30.9 million was for all of the outstanding ordinary shares of Sarian.
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
Sarian’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheets as of September 30, 2009 and 2008 reflect the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The table below sets forth the final purchase price allocation (in thousands):

Cash, including direct acquisition costs	$30,920

Fair value of net tangible assets acquired	$4,055
Identifiable intangible assets:
Existing purchased and core technology	7,800
Existing customer relationships	4,800
Trade names	340
Non-compete agreements	300
In-process research and development	1,900
Goodwill	15,432
Deferred tax liabilities related to identifiable intangibles	(3,707)

$30,920

The weighted average useful life for all the identifiable intangibles listed above is 7.1 years. The weighted average useful life for each identifiable intangible asset class is as follows: existing purchased and core technology - 4.7 years, existing customer relationships - 11.0 years, trade names - 8.5 years, and non-compete agreements - 3.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
All of these acquired in-process research and development projects were completed. The estimates described above are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Sarian had occurred as of the beginning of each of the periods presented (in thousands, except per common share amounts). Pro forma adjustments include in each year amortization of identifiable intangible assets and the $1.9 million charge related to acquired in-process research and development associated with the Sarian acquisition.

	Year ended	Year ended
	September 30, 2008	September 30, 2007
Net sales	$192,734	$183,905
Net income	$11,537	$17,205
Net income per common share, basic	$0.45	$0.68
Net income per common share, diluted	$0.44	$0.66
The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the Sarian acquisition occurred as of the beginning of each of the periods presented above, nor are they necessarily indicative of the results that will be obtained in the future.
Spectrum Design Solutions, Inc.
On July 23, 2008, we acquired Spectrum Design Solutions, Inc. (“Spectrum”), which is a wholly owned subsidiary of Digi International Inc. Prior to the acquisition, Spectrum was a privately held Minneapolis-based corporation and performed wireless design services. The acquisition was a cash merger for $10.0 million of which $4.0 million was paid on the acquisition date, $3.0 million will be paid in January 2010, and the remaining $3.0 million will be paid in July 2011. These remaining payments totaling $6.0 million were initially recorded as a liability on our consolidated balance sheet at their present value, which was $5.5 million, on which interest will be accrued up until the time of payment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
Spectrum’s operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheets as of September 30, 2009 and 2008 reflect the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The table below sets forth the final purchase price allocation (in thousands):

Cash, including direct acquisition costs	$4,067
Deferred payments — Spectrum shareholders (present value of $6.0 million)	5,537

Total purchase price	$9,604

Fair value of net tangible assets acquired	$283
Identifiable intangible assets:
Existing purchased and core technology	800
Existing customer relationships	2,100
Trade names	80
Non-compete agreements	800
Goodwill	5,541

$9,604

The weighted average useful life for all the identifiable intangibles listed above is 8.5 years. The weighted average useful life for each identifiable intangible asset class is as follows: existing purchased and core technology — 5 years, existing customer relationships — 11 to 13 years, trade names — 5 years and non-compete agreements — 2 to 4 years.
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
FS Forth-Systeme GmbH/Sistemas Embebidos S.A.
Effective April 1, 2005, we acquired FS Forth-Systeme GmbH/Sistemas Embebidos S.A. (collectively referred to as FS Forth) from Embedded Solutions AG of Germany. The purchase price of $6.5 million in cash included contingent consideration of $0.8 million paid in October 2006 and $0.9 million paid in October 2007 based on the achievement of milestones identified in the merger agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Identifiable Intangible Assets
Amortized identifiable intangible assets as of September 30, 2009 and 2008 are comprised of the following (in thousands):

	As of September 30, 2009			As of September 30, 2008
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net

Purchased and core technology	$46,583	$(34,893)	$11,690	$46,660	$(30,745)	$15,915
License agreements	2,840	(2,464)	376	2,440	(2,440)	—
Patents and trademarks	9,292	(5,536)	3,756	8,906	(4,682)	4,224
Customer maintenance contracts	700	(534)	166	700	(464)	236
Customer relationships	17,607	(7,334)	10,273	18,137	(5,472)	12,665
Non-compete agreements	1,041	(425)	616	1,075	(83)	992

Total	$78,063	$(51,186)	$26,877	$77,918	$(43,886)	$34,032

Amortization expense for fiscal years 2009, 2008 and 2007 is as follows (in thousands):

Fiscal year	Total
2009	$7,476
2008	$6,830
2007	$7,579
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2010	$7,648
2011	$6,463
2012	$4,610
2013	$3,068
2014	$2,447
Goodwill
The changes in the carrying amount of goodwill for fiscal 2009 and 2008 are as follows (in thousands):

	2009	2008
Beginning balance, October 1	$86,578	$66,817
Acquisition of MobiApps	1,701	—
Acquisition of Sarian	—	15,432
Acquisition of Spectrum	—	5,541
Currency translation adjustments	(1,721)	(1,212)

Ending balance, September 30	$86,558	$86,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have a single operating and reporting segment. Our revenues consist of products that are in non-embedded and embedded product categories. Non-embedded products are connected externally to a device or larger system to provide wired or wireless network connectivity or port expansion, while embedded products are used by a product developer to build an electronic device in which the product provides processing power, wired Ethernet, or wireless network connectivity to that device. The products included in the non-embedded product category include cellular routers, gateways, wireless communication adapters, console and serial servers, USB connected products, remote display products, cameras and sensors, serial cards and network management software. The products included in the embedded product category include modules, chips, software and development tools, design services, satellite, single-board computers and network interface cards. The following table provides revenue by product categories (in thousands):

	Year ended September 30
	2009	2008	2007
Non-embedded	$91,262	$98,442	$98,879
Embedded	74,666	86,614	74,384

Total net sales	$165,928	$185,056	$173,263

The information in the following table provides revenue by the geographic location of the customer for the years ended September 30, 2009, 2008 and 2007 (in thousands):

	Year ended September 30,
	2009	2008	2007
North America	$90,708	$107,336	$112,021
Europe, Middle East & Africa	56,018	52,956	41,384
Asia countries	15,578	19,672	15,597
Latin America	3,624	5,092	4,261

Total net sales	$165,928	$185,056	$173,263

Net property, equipment and improvements by geographic location (in thousands):

	As of September 30,
	2009	2008	2007
United States	$15,324	$14,920	$13,989
International, primarily Europe	1,354	1,335	5,998

Total net property, equipment and improvements	$16,678	$16,255	$19,987

Our U.S. export sales comprised 32.5%, 34.8% and 31.3% of net sales for the years ended September 30, 2009, 2008 and 2007, respectively.
We had one customer whose accounts receivable balance comprised 10.2% of total accounts receivable at September 30, 2009 for which multiple payments were in transit and received within three business days of September 30, 2009. No single customer exceeded 10% of accounts receivable or sales for any other period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. SELECTED BALANCE SHEET DATA

As of September 30, (in thousands)	2009	2008
Accounts receivable, net:
Accounts receivable	$19,656	$25,007
Less allowance for doubtful accounts	624	697

	$19,032	$24,310

Inventories:
Raw materials	$21,359	$20,979
Work in process	452	981
Finished goods	4,808	8,280

	$26,619	$30,240

Property, equipment and improvements, net:
Land	$1,800	$1,800
Buildings	10,522	10,522
Improvements	3,542	3,227
Equipment	11,194	13,940
Purchased software	10,788	10,680
Furniture and fixtures	3,002	1,445

	40,848	41,614
Less accumulated depreciation and amortization	24,170	25,359

	$16,678	$16,255

Other accrued expenses:
Capital lease obligation, current portion	$8	$267
Deferred revenue	50	353
Accrued professional fees	696	507
Deferred gain on building sale — short-term	276	273
Income taxes payable	—	182
Deferred income tax liability — current	48	—
Other accrued expenses	1,957	1,813

	$3,035	$3,395

Included in equipment at September 30, 2009 is $0.1 million of equipment under capital leases with accumulated depreciation of $0.1 million.
6. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, corporate bonds and government municipal bonds. Prior to October 1, 2008, all marketable securities were classified as held-to-maturity and carried at amortized cost, except for a bond issued by the Lehman Brothers (the Lehman Brothers Bond), which was carried at expected realizable value due to an other-than-temporary impairment recorded during the fourth quarter of fiscal 2008. We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis with unrealized gains and losses reported as a separate component of stockholders’ equity. In addition, we have reclassified the Lehman Brothers Bond as available-for-sale as we sold a portion of this bond in fiscal 2009, as discussed further below.
On April 1, 2009, we adopted authoritative new guidance issued by FASB relating to interim disclosures about fair value of financial instruments. This standard requires disclosures about the method(s) and significant assumptions used to estimate fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES (CONTINUED)
We analyze our available-for-sale investments for impairment on an ongoing basis. On April 1, 2009 we adopted new authoritative guidance issued by FASB relating to recognition and presentation of other-than-temporary impairments. As a result of the adoption of this standard, we consider factors in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss such as: (a) whether we have the intent to sell the security or (b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery. We also consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1,014,900 on the Lehman Brothers Bond with a par amount of $1,194,000. The resulting value of $179,100 for the security became its new cost basis as of September 30, 2008. This other-than-temporary impairment reflected the estimated decline in the value of this security precipitated by the bankruptcy of the security’s issuer and is considered a credit loss and thus would remain in retained earnings. The impairment charge was recorded as a temporary tax difference as we have sufficient capital gains in the available carryback years to utilize the capital loss that will be realized when the bond is sold. We sold a portion of the bond in fiscal 2009. The remaining value of the Lehman Brothers Bond as of September 30, 2009 was $134,100. No additional other-than-temporary impairment charges for the Lehman Brothers Bond were recorded for the year ended September 30, 2009 as there has not been any significant change in the fair value assumptions utilized to calculate the impairment.
We obtain quoted market prices and trading activity for each security, where available, and review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. As of September 30, 2009, 15 of our securities, of which 10 were certificates of deposit, were trading below our amortized cost basis. Other than the impaired Lehman Brothers Bond, we determined each decline in value to be temporary based upon the factors described above. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold.
Available-for-sale marketable securities are recorded at fair value on our balance sheet as of September 30, 2009 and the unrealized gains and losses are recorded in accumulated other comprehensive loss and were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (3)	Fair Value (1)
Current marketable securities:
Corporate bonds (2)	$4,236	$18	$—	$4,254
Certificates of deposit	10,022	4	(1)	10,025
Government municipal bonds	8,023	11	(2)	8,032

Current marketable securities	22,281	33	(3)	22,311
Non-current marketable securities:
Corporate bonds	5,107	—	(44)	5,063

Total marketable securities	$27,388	$33	$(47)	$27,374

(1)	Included in amortized cost and fair value is purchased and accrued interest of $263,883.

(2)	The remaining portion of the Lehman Brothers Bond is included in amortized cost at a fair value of $134,100.

(3)	The aggregate related fair value of securities with unrealized losses as of September 30, 2009 was $9,009,428.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES (CONTINUED)
Our held-to-maturity marketable securities were comprised of the following as of September 30, 2008 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$55,628	$12	$(2,771)	$52,869
Government municipal bonds	3,709	—	(10)	3,699

Current marketable securities	59,337	12	(2,781)	56,568
Non-current marketable securities:
Corporate bonds (2)	179	—	—	179

Total marketable securities	$59,516	$12	$(2,781)	$56,747

(1)	Included in amortized cost and fair value is purchased and accrued interest of $967,258.

(2)	The Lehman Brothers Bond is included in amortized cost at a fair value of $179,100, net of the impairment charge of $1,014,900 recorded in the fourth quarter of fiscal 2008.
7. FAIR VALUE MEASUREMENTS
Beginning in the quarter ended June 30, 2009, we adopted certain provisions of authoritative guidance issued by FASB for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased and also guidance on identifying certain circumstances that indicate a transaction is not orderly.
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
As of our effective date of October 1, 2008, fair value is now applied to financial assets, such as certificates of deposit, corporate bonds and government municipal bonds, which are classified and accounted for as available-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)
for-sale. These items are stated at fair value at each reporting period; however, the definition of fair value is now applied using the new guidance which requires us to use quoted market prices in active markets (Level 1).
The following table provides information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2009 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$33,588	$33,588	$—	$—

Available-for-sale marketable securities:
Corporate bonds	9,317	9,183	—	134
Certificates of deposit	10,025	10,025	—	—
Government municipal bonds	8,032	8,032	—	—

Total cash equivalents and marketable securities measured at fair value	$60,962	$60,828	$—	$134

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for these investments, such that the determination of fair value requires significant judgment or estimation. The remaining portion of our Lehman Brothers Bond was valued at $134,100 primarily using broker pricing data (Level 3) that incorporate transaction details within an inactive market as a baseline, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2009.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) in thousands:

Balance at September 30, 2008	$179
Realized gain recorded in other income (expense)	7
Sale of security	(52)

Balance at September 30, 2009	$134

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. FINANCIAL GUARANTEES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from 90 days to five years from the date of receipt. We have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2009, 2008 and 2007 (in thousands):

Fiscal	Balance at	Warranties	Settlements	Balance at
year	October 1,	issued	made	September 30,
2009	$1,214	$612	$(856)	$970
2008	$1,155	$979	$(920)	$1,214
2007	$1,104	$877	$(826)	$1,155
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
10. RESTRUCTURING
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. The restructuring included the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minneapolis, Minnesota headquarters. We paid a lease cancellation fee for one of the leased facilities in Davis and had vacated the facility as of September 30, 2009. We continue to maintain non-manufacturing activities at the remaining leased facility in Davis, California. As a result of these initiatives, during the third quarter of fiscal 2009 we recorded a $2.0 million charge, which consisted of $1.8 million for employee termination costs for 86 positions and $0.2 million for contract termination fees and other relocation costs.
All 86 positions have been vacated as of September 30, 2009. The employee termination costs include severance and the associated costs of continued medical benefits and outplacement services. The other restructuring expenses include contract termination fees for non-renewal of lease terms relating to one of the facilities in Davis, California and relocation expenses for employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. RESTRUCTURING (CONTINUED)
A summary of the restructuring charges and other activity within the restructuring accrual is listed below (in thousands):

	Employee
	Termination
	Costs	Other	Total
Balance October 1, 2008	$—	$—	$—
Restructuring charge	1,766	187	1,953
Cash payments	(1,146)	(86)	(1,232)

Balance September 30, 2009	$620	$101	$721

The remaining liability is mostly related to continued medical benefits that will be completed and paid by the end of fiscal 2010.
11. INCOME TAXES
The components of income before income taxes are as follows (in thousands):

	For the years ended September 30,
	2009	2008	2007
United States	$1,582	$16,648	$18,375
International	2,700	2,267	5,349

	$4,282	$18,915	$23,724

The components of the income tax provision are as follows (in thousands):

	For the years ended September 30,
	2009	2008	2007
Current:
Federal	$1,160	$6,654	$2,333
State	292	622	1,119
Foreign	1,461	912	614
Deferred:
U.S.	(1,829)	(1,983)	(688)
Foreign	(885)	359	573

	$199	$6,564	$3,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. INCOME TAXES (CONTINUED)
The net deferred tax liability at September 30 consists of the following (in thousands):

	2009	2008
Current deferred tax assets	$2,415	$2,100
Non-current deferred tax asset	440	553
Current deferred tax liability	(48)	—
Non-current deferred tax liability	(4,331)	(7,582)

Net deferred tax liability	$(1,524)	$(4,929)

	2009	2008
Uncollectible accounts and other reserves	$2,030	$1,705
Depreciation and amortization	567	966
Inventories	165	126
Compensation costs	2,999	2,142
Tax credit carryforwards	329	363
Identifiable intangible assets	(7,614)	(10,231)

Net deferred tax liability	$(1,524)	$(4,929)

As of September 30, 2009, we have domestic tax credit carryforwards of $0.2 million the majority of which will expire in 2013. We also have foreign tax credit carryforwards at September 30, 2009 of $0.1 million, the majority of which will expire in 2013.
We have concluded that it is more likely than not that our deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities. Our valuation allowance is minimal at September 30, 2009. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, an additional valuation allowance would be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax rate to our effective income tax rate for the years ended September 30 is as follows:

	2009	2008	2007
Statutory income tax rate	34.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	1.8	0.2	3.5
Utilization of tax credits	(15.6)	(2.0)	(4.1)
Manufacturing deduction	(2.9)	(2.6)	(1.3)
Foreign taxes	(9.0)	(0.1)	0.9
Research and development credit related to 2008	(13.3)	—	—
Acquired in-process research and development	—	2.8	—
Adjustment of tax contingency reserves	4.2	1.4	(18.2)
Non-deductible stock-based compensation	3.3	0.7	0.5
Other, net	2.1	(0.7)	0.4

	4.6%	34.7%	16.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. INCOME TAXES (CONTINUED)
All of our unrecognized tax benefits are classified as a long-term liability as we do not expect significant payments or receipts to occur over the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits as of October 1, 2008	$3,652
Increases related to:
Prior year income tax positions	200
Current year income tax positions	838
Decreases related to:
Settlements	(94)
Expiration of the statute of limitations	(450)

Unrecognized tax benefits as of September 30, 2009	$4,146

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $3.4 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the year ended September 30, 2009, we recognized less than $0.1 million in interest and penalties. As of September 30, 2009, we have accrued $0.8 million in interest and penalties on our consolidated balance sheet.
There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.
During fiscal 2009, we reversed $0.6 million in income tax reserves primarily associated with the statutory closing of a prior U.S. federal and state tax year and settlement of prior liabilities under amnesty programs. We recorded an additional current discrete tax benefit of $0.5 million resulting from the enactment on October 3, 2008 of the retroactive extension of the research and development tax credit for activity from January 1, 2008 to September 30, 2008. We also recorded adjustments to actual for items reported on the tax returns filed for fiscal 2007 and 2008. The aforementioned income tax benefits resulting from the reversal of income tax reserves and other discrete tax benefits reduced the effective tax rate by 27 percentage points in fiscal 2009.
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
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. We are no longer subject to income tax examination for taxable years prior to fiscal 2006 and 2005 in the case of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. INCOME TAXES (CONTINUED)
U.S. federal and non-U.S. income tax authorities, respectively, and for tax years generally before fiscal 2005, in the case of state taxing authorities, consisting primarily of Minnesota and California.
At September 30, 2009, we have approximately $6.4 million of accumulated undistributed earnings of controlled foreign subsidiaries that are considered to be reinvested indefinitely as of such date pursuant to authoritative guidance issued by FASB related to undistributed earnings of subsidiaries and corporate joint ventures. Accordingly, no deferred tax has been provided on such earnings. If the applicable earnings were remitted to us, applicable U.S. federal tax would be substantially offset by available foreign tax credits.
12. STOCK-BASED COMPENSATION
Stock-based awards are granted under the terms of the 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006 (the Omnibus Plan) which was ratified on January 22, 2007 at the Annual Meeting of Stockholders, as well as our Stock Option Plan as Amended and Restated as of November 27, 2006 (the Stock Option Plan) and Non-Officer Stock Option Plan as Amended and Restated as of November 27, 2006 (the Non-Officer Plan), both of which expired during the first quarter of fiscal 2007 (the Plans). Additional awards cannot be made under the Stock Option Plan or the Non-Officer Plan. The authority to grant options under the Omnibus Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
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
We recorded cash received from the exercise of stock options of $0.4 million, $1.7 million and $3.4 million during fiscal years 2009, 2008 and 2007, respectively. The excess tax benefits from stock-based compensation were $0.1 million, $0.2 million and $0.6 million during fiscal 2009, 2008 and 2007, respectively. Upon exercise, we issue new shares of stock. The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2009, 2008 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. STOCK-BASED COMPENSATION (CONTINUED)
Also, we sponsor an Employee Stock Purchase Plan as Amended and Restated as of November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 22, 2007 at the Annual Meeting of Stockholders in which the Board of Directors approved an amendment to increase the number of shares reserved for future purchases to the Purchase Plan by 500,000 shares bringing the total number of shares to 1,750,000 shares of our Common Stock that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.0 million in each of the fiscal years ended 2009, 2008 and 2007. Pursuant to the Purchase Plan, 145,316, 117,162 and 105,077 common shares were issued to employees during the fiscal years ended 2009, 2008 and 2007, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2009, 301,529 common shares were available for future issuances under the Purchase Plan.
We use the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to September 30, 2005 and (ii) the nonvested portion of awards granted prior to October 1, 2005. Compensation expense recorded during fiscal 2009 includes approximately $2.9 million related to awards issued subsequent to September 30, 2005. In addition, compensation expense recorded during fiscal 2009 includes approximately $0.3 million related to the current vesting portion of awards issued prior to September 30, 2005.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Year ended September 30,
	2009	2008	2007
Cost of sales	$152	$181	$137
Sales and marketing	1,269	1,251	993
Research and development	833	858	703
General and administrative	1,264	1,407	1,192

Stock-based compensation before income taxes	3,518	3,697	3,025
Income tax benefit	(1,141)	(1,223)	(1,000)

Stock-based compensation after income taxes	$2,377	$2,474	$2,025

Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2009, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. STOCK-BASED COMPENSATION (CONTINUED)
A summary of options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

				Weighted
	Options		Weighted	Average	Aggregate
	Available	Options	Average	Contractual Term	Intrinsic
	for Grant	Outstanding	Exercise Price	(in years)	Value	(1)
Balances, September 30, 2008	1,942	4,808	$11.41

Granted	(815)	815	$8.59
Exercised	—	(73)	5.77
Cancelled	178	(836)	10.91

Balances, September 30, 2009	1,305	4,714	$11.10	5.6	$2,375

Exercisable at September 30, 2009		3,429	$11.28	4.4	$2,271

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $8.52 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2009, 2008 and 2007 was $0.2 million, $0.9 million and $2.4 million, respectively. The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	2009	2008	2007
Fair value of options granted (in thousands)	$2,667	$3,727	$3,641
Weighted average per option grant date fair value	$3.27	$5.17	$5.58
Assumptions used for option grants:
Risk free interest rate	1.57% - 2.41%	2.53% - 3.41%	4.44% - 4.80%
Expected term	4.5 - 5 years	4 - 5 years	3 - 5 years
Expected volatility	41% - 45%	36% - 45%	38% - 52%
Weighted average volatility	42%	40%	46%
Expected dividend yield	0	0	0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. STOCK-BASED COMPENSATION (CONTINUED)
A summary of our non-vested options as of September 30, 2009 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2008	1,157	$4.89

Granted	815	3.27
Vested	(635)	5.09
Forfeited	(52)	4.13

Nonvested at September 30, 2009	1,285	$3.80

We used historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2009 was 2.0%. As of September 30, 2009 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements net of expected forfeitures was $4.7 million and the related weighted average period over which it is expected to be recognized is approximately 2.7 years.
At September 30, 2009, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted	Number of	Weighted
Range of	Options	Contractual Life	Average	Shares	Average
Exercise Prices	Outstanding	( In Years)	Exercise Price	Vested	Exercise Price
$2.19 - $6.00	433	2.4	$4.65	433	$4.65
$6.01 - $8.00	525	3.3	$7.25	412	$7.09
$8.01 - $9.00	650	9.0	$8.47	42	$8.39
$9.01 - $11.00	824	5.6	$10.25	694	$10.22
$11.01 - $13.00	801	4.7	$12.35	763	$12.34
$13.01 - $14.00	543	6.5	$13.39	414	$13.39
$14.01 - $16.00	840	6.8	$15.09	573	$15.04
$16.01 - $27.69	98	0.7	$27.61	98	$27.61

$2.19 - $27.69	4,714	5.6	$11.10	3,429	$11.28

The total fair value of shares vested during fiscal 2009 was $3.2 million, $3.4 million in fiscal 2008 and $2.8 million in fiscal 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. COMMON STOCK REPURCHASE
Our Board of Directors has authorized 1,500,000 shares of our common stock for repurchase. During fiscal 2008, we began to repurchase our common stock and purchased 471,200 shares for $5.1 million. During fiscal 2009, we purchased an additional 893,162 shares for $6.6 million. As of September 30, 2009, 135,638 shares remain available for repurchase.
14. SALE AND LEASEBACK OF BUILDING
On February 18, 2008, we entered into a contract for the sale of our building in Dortmund, Germany, and subsequent partial leaseback for a five year term (the Agreement). Upon the closing of the transaction in March 2008, we initiated the leaseback of approximately 40% of the property for a period of five years, with a renewal option for an additional five years.
The building was sold for 4.5 million Euros (equivalent to $6.9 million), resulting in a gain on sale of 1.0 million Euros ($1.6 million). As a result of the leaseback, $1.5 million of the gain on the sale was deferred and is being recognized ratably over the lease term as an offset to rent expense. The remaining $0.1 million was recognized in the second quarter of fiscal 2008 as a component of general and administrative expense. Of the total sale price, 4.2 million Euros ($6.5 million) was received during March 2008 and the remaining 0.3 million Euros ($0.4 million) was received in April 2008. We were required, as part of the Agreement, to deposit 0.3 million Euros ($0.4 million) into an interest-bearing bank account, which will be refunded to us at the end of the lease term. This deposit was made during March 2008 and is included as restricted cash in other noncurrent assets on our consolidated balance sheet as of September 30, 2009 and 2008.
The lease expires in 2013 with future minimum payments as follows: In years 2010 through 2012 our yearly minimum lease payment is $0.4 million each year. In 2013, our minimum lease payment will be $0.2 million.
15. SHARE RIGHTS PLAN
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2017. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease. The following schedule reflects future minimum rental commitments under noncancelable operating leases:

Amount
Fiscal Year	(in thousands)
2010	$2,747
2011	1,878
2012	1,719
2013	1,094
2014	613
Thereafter	650

Total minimum payments required	$8,701

The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	2009	2008	2007
Rentals	$3,602	$3,041	$2,555
Less: sublease rentals	—	(301)	(230)

	$3,602	$2,740	$2,325

17. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 25% of their pre-tax earnings, not to exceed amounts allowed under the Code.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.2 million, $1.2 million and $1.1 million in the fiscal years ended September 30, 2009, 2008 and 2007, respectively.
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
18. CONTINGENCIES (CONTINUED)
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
On February 25, 2009, the parties advised the District Court that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several objectors have since appealed the order approving the settlement, and those appeals remain pending.
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our insured basis. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2009, we have an accrued liability for the anticipated settlement of $300,000 which we believe is adequate and reflects the amount of loss that is probable. We have recorded a receivable related to the insurance proceeds of $50,000 which represents the anticipated settlement of $300,000 less a $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18. CONTINGENCIES (CONTINUED)
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
19. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	Mar. 31	June 30	Sept. 30
2009
Net sales	$41,361	$40,085	$44,470	$40,012
Gross profit	21,248	19,169	21,437	19,411
Net income (1)(2)	1,016	715	1,393	959
Net income per common share — basic	0.04	0.03	0.06	0.04
Net income per common share — diluted	0.04	0.03	0.06	0.04

2008
Net sales	$44,574	$43,070	$46,995	$50,417
Gross profit	23,895	23,177	24,857	25,940
Net income (1)(3)	3,670	3,097	1,985	3,599
Net income per common share — basic	0.14	0.12	0.08	0.14
Net income per common share — diluted	0.14	0.12	0.08	0.14

(1)	During 2009 and 2008, we recorded discrete income tax benefits of $1.2 million and $0.5 million, respectively. Discrete income tax benefits for fiscal 2009 were recorded of $0.4 million in the first quarter, $0.5 million in the third quarter and $0.3 million in the fourth quarter related to the reversal of previously established income tax reserves, the resolution of of certain state tax matters and the closing of a prior tax year. Discrete income tax benefits for fiscal 2008 were recorded of $0.2 million in the third quarter and $0.3 million in the fourth quarter related to the reversal of income tax reserves associated with the closing of a prior U.S. federal and state tax year.

(2)	During the third quarter of fiscal 2009, we recorded a $2.0 million pre-tax charge ($1.3 million after tax) related to a business restructuring.

(3)	During the third quarter of fiscal 2008, we incurred a $1.9 million pre-tax charge with no related income tax benefit for in-process research and development associated with the acquisition of Sarian.
20. SUBSEQUENT EVENT
On October 6, 2009, the District Court issued an order granting final approval to the settlement relating to the claims filed regarding the IPO of our subsidiary NetSilicon, Inc. and approximately 300 other public companies (see Note 18 to our Consolidated Financial Statements). Several objectors have since appealed the order approving the settlement, and those appeals remain pending.

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
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, we concluded that our internal control over financial reporting was effective as of September 30, 2009. The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this report.
On June 8, 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (“MobiApps”). MobiApps, whose assets represented 0.6% of total consolidated assets as of September 30, 2009 and whose total net sales represented 0.2% of total consolidated net sales for the year ended September 30, 2009, was acquired in a purchase business combination and was excluded from our September 30, 2009 assessment of the effectiveness of our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.
Code of Ethics
We adopted a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal chief financial officer and controller. A copy of this code of ethics is included as an exhibit to this report. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on our website at www.digi.com. We also have a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the “About us — Investor Relations — Corporate Governance” caption.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) Consolidated Financial Statements and Schedules of the Company

1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2009, 2008 and 2007

Consolidated Balance Sheets as of September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Public Accounting Firm
     (b) Exhibits

Exhibit
Number	Description

2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (1)

2(b)	Purchase and assignment contract dated March 20, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (2)

2(c)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (3)

2(d)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (4)

2(e)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (5)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit
Number	Description

3(a)	Restated Certificate of Incorporation of the Company, as amended (6)

3(b)	Amended and Restated By-Laws of the Company, as amended (7)

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (8)

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (9)

10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006* (10)

10(b)	Form of indemnification agreement with directors and officers of the Company* (11)

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999* (12)

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (13)

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006* (14)

10(e)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated, of the Company as of November 27, 2006, as approved by stockholders on January 22, 2007*(15)

10(f)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006, as approved by stockholders on January 22, 2007* (16)

10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006 (17)

10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (18)

10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (19)

10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (20)

10(k)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (Digi International Inc. Stock Option Plan)* (21)

10(l)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003* (22)

10(l)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007* (23)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit
Number	Description

10(m)	Agreement between the Company and Joel K. Young dated July 30, 2007* (24)

10(n)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (Digi International Inc. 2000 Omnibus Stock Plan)* (25)

10(o)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG. (26)

14	Code of Ethics (27)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*       Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(1)	Incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 (File no. 333-74118).

(2)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2005 (File no. 0-17972).

(3)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated May 26, 2005 (File no. 0-17972).

(4)	Incorporated by reference to Exhibit 2 to the Company’s Form 8-K dated July 27, 2006 (File no. 0-17972).

(5)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-34033).

(6)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(7)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended June 30, 2008 (File no. 1-34033).

(8)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)
(9)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033).

(10)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(11)	Incorporated by reference to Exhibit 10(b) to the Company’s Registration Statement on Form S-1 (File no. 33-30725).

(12)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 10(e)(i) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(14)	Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2006 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2006 (File no. 0-17972).

(17)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(19)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

(20)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

(21)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).

(22)	Incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(23)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972).

(24)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972).

(25)	Incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the year ended September 30, 2008 (File no. 1-34033).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)
(26)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File no. 1-34033).

(27)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended September 30, 2003 (File no. 0-17972).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.
December 3, 2009	By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 3, 2009	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
President, Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

December 3, 2009	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

GUY C. JACKSON
KENNETH E. MILLARD
AHMED NAWAZ                                                                                    A majority of the Board of Directors*
WILLIAM N. PRIESMEYER
BRADLEY J. WILLIAMS

*	Joseph T. Dunsmore, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

December 3, 2009	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Increase
	Balance at	(Decrease) to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

Valuation account — doubtful accounts
September 30, 2009	$697	$(1)	$72	(1)	$624
September 30, 2008	$479	$308	$90	(1)	$697
September 30, 2007	$495	$73	$89	(1)	$479

Reserve for future returns and pricing adjustments
September 30, 2009	$1,369	$(264)	$47	(2)	$1,058
September 30, 2008	$1,442	$9	$82	(2)	$1,369
September 30, 2007	$1,807	$(166)	$199	(2)	$1,442

Valuation account — inventory reserves
September 30, 2009	$1,742	$881	$778	(3)	$1,845
September 30, 2008	$2,049	$535	$842	(3)	$1,742
September 30, 2007	$2,580	$369	$900	(3)	$2,049

(1)	Uncollectible accounts charged against allowance, net of recoveries

(2)	Adjustments and recoveries

(3)	Scrapped inventory charged against allowance

EXHIBIT INDEX

Exhibit	Description	Page
2(a)	Agreement and Plan of Merger among the Company, Dove Sub Inc. and NetSilicon, Inc. dated as of October 30, 2001 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

2(b)	Purchase and assignment contract dated March 20, 2005 between Embedded Solutions AG, Klaus Flesch, Angelika Flesch and Digi International GmbH (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

2(c)	Agreement and Plan of Merger among Digi International Inc., Karat Sub Inc. and Z-World, Inc. dated as of May 26, 2005 (excluding schedules and exhibits, which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

2(d)	Agreement and Plan of Merger among Digi International Inc., Ocean Acquisition Sub Inc. and MaxStream, Inc. dated as of July 27, 2006 (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

2(e)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company, as amended	Incorporated by Reference

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporated by Reference

10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006	Incorporated by Reference

10(e)	Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated, of the Company as of November 27, 2006, as approved by stockholders on January 22, 2007	Incorporated by Reference

10(f)	Digi International Inc. 2000 Omnibus Stock Plan as Amended and Restated as of November 27, 2006, as approved by stockholders on January 22, 2007	Incorporated by Reference

10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporated by Reference

10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference

EXHIBIT INDEX (CONTINUED)

Exhibit	Description	Page
10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference

10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference

10(k)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (Digi International Inc. Stock Option Plan)	Incorporated by Reference

10(l)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003	Incorporated by Reference

10(l)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007	Incorporated by Reference

10(m)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporated by Reference

10(n)	Form of Notice of Grant of Stock Options and Option Agreement and Terms and Conditions of Nonstatutory Stock Option Agreement (Digi International Inc. 2000 Omnibus Stock Plan)	Incorporated by Reference

10(o)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG.	Incorporated by Reference

14	Code of Ethics	Incorporated by Reference

21	Subsidiaries of the Company	Filed Electronically

23	Consent of Independent Registered Public Accounting Firm	Filed Electronically

24	Powers of Attorney	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically