Form 10-Q
period 2009-12-31
DIGI INTERNATIONAL INC
filed 2010-02-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009
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
On January 31, 2010, there were 24,755,958 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2009	2008
	(in thousands, except per common share data)

Net sales	$42,968	$41,361
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	20,163	19,069
Amortization of purchased and core technology	1,092	1,044

Gross profit	21,713	21,248

Operating expenses:
Sales and marketing	9,240	9,625
Research and development	6,486	6,974
General and administrative	4,158	3,883

Total operating expenses	19,884	20,482

Operating income	1,829	766

Total other income, net	3	259

Income before income taxes	1,832	1,025
Income tax provision	633	9

Net income	$1,199	$1,016

Net income per common share:
Basic	$0.05	$0.04

Diluted	$0.05	$0.04

Weighted average common shares, basic	24,701	25,381

Weighted average common shares, diluted	24,979	25,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2009	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,453	$48,434
Marketable securities	33,124	22,311
Accounts receivable, net	21,846	19,032
Inventories	25,245	26,619
Deferred tax assets	2,392	2,415
Other	3,499	3,844

Total current assets	129,559	122,655
Marketable securities, long-term	1,951	5,063
Property, equipment and improvements, net	16,851	16,678
Identifiable intangible assets, net	25,004	26,877
Goodwill	86,500	86,558
Other	1,059	1,117

Total assets	$260,924	$258,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,292	$5,567
Accrued compensation	3,928	3,275
Accrued warranty	952	970
Deferred payment on acquisition	2,993	2,966
Restructuring	636	721
Other	3,114	3,035

Total current liabilities	17,915	16,534
Capital lease obligations, net of current portion
Income taxes payable	4,891	4,893
Deferred tax liabilities	4,071	4,331
Deferred payment on acquisition	2,837	2,812
Other noncurrent liabilities	731	792

Total liabilities	30,445	29,362

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,409,198 shares issued	284	284
Additional paid-in capital	181,650	181,282
Retained earnings	83,907	82,708
Accumulated other comprehensive loss	(7,201)	(6,527)
Treasury stock, at cost, 3,708,302 shares	(28,161)	(28,161)

Total stockholders’ equity	230,479	229,586

Total liabilities and stockholders’ equity	$260,924	$258,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2009	2008
	(in thousands)
Operating activities:
Net income	$1,199	$1,016
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	665	590
Amortization of identifiable intangible assets and other assets	1,944	1,854
Stock-based compensation	998	968
Deferred income tax benefit	(249)	(836)
Other	(197)	110
Changes in operating assets and liabilities	(445)	(5,688)

Net cash provided by (used in) operating activities	3,915	(1,986)

Investing activities:
Purchase of marketable securities	(8,161)	(4,173)
Proceeds from maturities of marketable securities	519	16,064
Purchase of property, equipment, improvements and certain other intangible assets, net of proceeds from sale	(904)	(843)

Net cash (used in) provided by investing activities	(8,546)	11,048

Financing activities:
Payments on capital lease obligations	(6)	(69)
Proceeds from stock option plan transactions and other	—	57
Proceeds from employee stock purchase plan transactions	—	309

Net cash (used in) provided by financing activities	(6)	297

Effect of exchange rate changes on cash and cash equivalents	(344)	(903)

Net (decrease) increase in cash and cash equivalents	(4,981)	8,456
Cash and cash equivalents, beginning of period	48,434	14,176

Cash and cash equivalents, end of period	$43,453	$22,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2009 as filed with the SEC (“2009 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed balance sheet data were derived from our 2009 Financial Statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
In preparing the accompanying unaudited condensed consolidated financial statements, we evaluated our subsequent events through February 5, 2010, the filing date of our Quarterly Report on Form 10-Q for the period ended December 31, 2009.
Recently Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards and provided guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provided guidance for allocation and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities, net of tax. Comprehensive income (loss) was as follows (in thousands):

	Three months ended December 31,
	2009	2008
Net income	$1,199	$1,016
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(710)	(7,901)
Change in unrealized gain (loss) on investments, net of income tax (provision) benefit of ($23) and $5, respectively	36	(8)

Comprehensive income (loss)	$525	$(6,893)

3.	NET INCOME PER COMMON SHARE
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2009	2008
Numerator:
Net income	$1,199	$1,016

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,701	25,381

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	278	298

Denominator for diluted net income per common share — adjusted weighted average shares	24,979	25,679

Net income per common share, basic	$0.05	$0.04

Net income per common share, diluted	$0.05	$0.04

Potentially dilutive common shares related to outstanding stock options to purchase 3,438,953 and 3,803,827 common shares for the three month periods ended December 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4.	ACQUISITION
MobiApps Holdings Private Limited
On June 8, 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (“MobiApps”), a developer of machine-to-machine (“M2M”) communications technology focusing on satellite, cellular, and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. Pursuant to the terms of the asset purchase agreements, Digi acquired the U.S. assets located in Herndon, Virginia. In addition, we established Digi Wireless Singapore Pte. Ltd. and Digi m2m Solutions India Private Limited, which acquired the assets of MobiApps’ affiliate companies, located in Singapore and India, respectively. The acquisition was a cash transaction for $3.0 million. An additional $0.5 million may be payable at the end of fiscal 2010, contingent on the achievement of certain performance milestones. We have determined that the MobiApps acquisition is not material to our consolidated results of operations or financial condition. Therefore, pro forma financial information is not presented.
5.	SELECTED BALANCE SHEET DATA
(in thousands)

	December 31, 2009	September 30, 2009
Accounts receivable, net:
Accounts receivable	$22,388	$19,656
Less allowance for doubtful accounts	542	624

	$21,846	$19,032

Inventories:
Raw materials	$20,720	$21,359
Work in process	301	452
Finished goods	4,224	4,808

	$25,245	$26,619

Other accrued expenses:
Accrued professional fees	$852	$696
Deferred gain on building sale — short-term	271	276
Other accrued expenses	1,991	2,063

	$3,114	$3,035

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.
6.	MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, corporate bonds and government municipal bonds. We obtain quoted market prices and trading activity for each security we hold, where available, and review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. Other than the impaired bond issued by Lehman Brothers (“the Lehman Brothers Bond”), four of the securities we held were trading slightly below our amortized cost basis at December 31, 2009. We determined each decline in value to be temporary based upon the factors described above. We expect to realize the fair value of those securities, plus accrued interest, either at the time of maturity or when the security is sold. We monitor our investment values on an ongoing basis and record them at fair value as discussed in Note 7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	MARKETABLE SECURITIES (CONTINUED)
During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1,014,900 on the Lehman Brothers Bond with a par amount of $1,194,000. The resulting value of $179,100 for the security became its new cost basis as of September 30, 2008. This other-than-temporary impairment reflected the estimated decline in the value of this security precipitated by the bankruptcy of the security’s issuer and is considered a credit loss and thus remains in retained earnings. The impairment charge was recorded as a temporary tax difference as we have sufficient capital gains in the available carryback years to utilize the capital loss that will be realized when the bond is sold. We sold a portion of the bond in fiscal 2009. The remaining value of the Lehman Brothers Bond as of both December 31, 2009 and September 30, 2009 was $134,100. We sold the remainder of the bond in January 2010 for $169,860 and recognized a gain of $35,760 on this sale during the second quarter of fiscal 2010, reflecting the difference between the remaining value and the selling price.
Available-for-sale marketable securities are recorded at fair value on our balance sheet and the unrealized gains and losses are recorded in accumulated other comprehensive income (loss) and were comprised of the following:
At December 31, 2009 (in thousands)

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (3)	Fair Value (1)
Current marketable securities:
Corporate bonds (2)	$15,366	$24	$(4)	$15,386
Certificates of deposit	9,788	26	—	9,814
Government municipal bonds	7,917	7	—	7,924

Current marketable securities	33,071	57	(4)	33,124
Non-current marketable securities:
Corporate bonds	1,959	—	(8)	1,951

Total marketable securities	$35,030	$57	$(12)	$35,075

(1)	Included in amortized cost and fair value is purchased and accrued interest of $325,088.

(2)	The Lehman Brothers Bond is included in amortized cost at a fair value of $134,100.

(3)	The aggregate related fair value of securities with unrealized losses as of December 31, 2009 was $8,268,730.
At September 30, 2009 (in thousands)

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (3)	Fair Value (1)
Current marketable securities:
Corporate bonds (2)	$4,236	$18	$—	$4,254
Certificates of deposit	10,022	4	(1)	10,025
Government municipal bonds	8,023	11	(2)	8,032

Current marketable securities	22,281	33	(3)	22,311
Non-current marketable securities:
Corporate bonds	5,107	—	(44)	5,063

Total marketable securities	$27,388	$33	$(47)	$27,374

(1)	Included in amortized cost and fair value is purchased and accrued interest of $263,883.

(2)	The Lehman Brothers Bond is included in amortized cost at a fair value of $134,100.

(3)	The aggregate related fair value of securities with unrealized losses as of September 30, 2009 was $9,009,428.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Fair value is applied to financial assets, such as certificates of deposit, corporate bonds and government municipal bonds, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period; however, the definition of fair value is applied using the new guidance which requires us to use quoted market prices in active markets (Level 1).
The following table provides information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2009 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$27,232	$27,232	$—	$—

Available-for-sale marketable securities:
Corporate bonds	17,337	17,203	—	134
Certificates of deposit	9,814	9,814	—	—
Government municipal bonds	7,924	7,924	—	—

Total cash equivalents and marketable securities measured at fair value	$62,307	$62,173	$—	$134

Cash equivalents and marketable securities measured at fair value using quoted market prices are classified within Level 1 of the valuation hierarchy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	FAIR VALUE MEASUREMENTS (CONTINUED)
Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for these investments, such that the determination of fair value requires significant judgment or estimation. The remaining portion of our Lehman Brothers Bond was valued at $134,100 primarily using broker pricing data (Level 3) that incorporate transaction details within an inactive market as a baseline, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2009. No change was made in the Level 3 valuation during the first three months of fiscal 2010. We sold the remainder of the bond in January 2010 for $169,860 and recognized a gain of $35,760 on this sale, reflecting the difference between the remaining value and the selling price.
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
8.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	December 31, 2009			September 30, 2009
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$46,571	$(35,961)	$10,610	$46,583	$(34,893)	$11,690
License agreements	2,840	(2,483)	357	2,840	(2,464)	376
Patents and trademarks	9,345	(5,793)	3,552	9,292	(5,536)	3,756
Customer maintenance contracts	700	(551)	149	700	(534)	166
Customer relationships	17,582	(7,775)	9,807	17,607	(7,334)	10,273
Non-compete agreements	1,041	(512)	529	1,041	(425)	616

Total	$78,079	$(53,075)	$25,004	$78,063	$(51,186)	$26,877

Amortization expense was $1.9 million for both the three month periods ended December 31, 2009 and 2008.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2010 and the five succeeding fiscal years is as follows (in thousands):

2010 (nine months)	$5,697
2011	6,553
2012	4,611
2013	3,087
2014	2,353
2015	1,272

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
The changes in the carrying amount of goodwill were as follows (in thousands):

	Three months ended December 31,
	2009	2008
Beginning balance, October 1	$86,558	$86,578
Foreign currency translation adjustment	(58)	(2,980)

Ending balance, December 31	$86,500	$83,598

9.	INCOME TAXES
Income taxes have been provided at an effective rate of 34.6% and 0.9% for the three month periods ended December 31, 2009 and 2008, respectively.
In the three month period ended December 31, 2008, we recorded a discrete tax benefit of $0.4 million resulting from the enactment on October 3, 2008 of the retroactive extension of the research and development tax credit for activity from January 1, 2008 to September 30, 2008. The benefit resulting from such discrete tax event reduced our effective tax rate by 36.1 percentage points for the three month period ended December 31, 2008.
A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Uncertain tax positions as of September 30, 2009	$4,146
Expiration of the statute of limitations	(25)

Uncertain tax positions as of December 31, 2009	$4,121

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $3.4 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the three months ended December 31, 2009, we recognized an immaterial amount of interest and penalties. As of December 31, 2009, we had $0.8 million in accrued interest and penalties on our consolidated balance sheet.
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

	Three months ended December 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	expensed	made	December 31
2009	$970	$196	$(214)	$952
2008	$1,214	$221	$(205)	$1,230
We are not responsible and do not warrant that custom software versions created by original equipment manufacturer (OEM) customers based upon our software source code will function in a particular way, will conform to any specifications or are fit for any particular purpose and we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.
11.	CONTINGENCIES
Contingent obligations
There have been no additional developments in In re Initial Public Offering Securities Litigation since our Annual Report on Form 10-K for the year ended September 30, 2009. Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our insured basis. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of December 31, 2009, we have an accrued liability for the anticipated settlement of $300,000 which we believe is adequate and reflects the amount of loss that is probable and a receivable related to the insurance proceeds of $50,000 which represents the anticipated settlement of $300,000 less a $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12.	RESTRUCTURING
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. The restructuring included the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minneapolis, Minnesota headquarters. We paid a lease cancellation fee for one of the leased facilities in Davis and had vacated the facility as of the end of fiscal 2009. We continue to maintain non-manufacturing activities at the remaining leased facility in Davis, California. As a result of these initiatives, during the third quarter of fiscal 2009 we recorded a $2.0 million charge, which consisted of $1.8 million for employee termination costs for 86 positions and $0.2 million for contract termination fees and other relocation costs.
All of the 86 positions were vacated in fiscal 2009. The employee termination costs include severance and the associated costs of continued medical benefits and outplacement services. The other restructuring expenses include contract termination fees for non-renewal of lease terms relating to one of the facilities in Davis, California and relocation expenses for employees.
A summary of the restructuring charges and other activity within the restructuring accrual is listed below (in thousands):

	Employee
	Termination
	Costs	Other	Total
Balance September 30, 2009	$620	$101	$721
Restructuring charge	75	—	75
Payments/write-downs	(150)	(10)	(160)

Balance December 31, 2009	$545	$91	$636

The remaining liability is mostly related to continued medical benefits as part of the American Recovery and Reinvestment Act of 2009 (ARRA), which provides for premium reductions for health benefits under the Consolidated Omnibus Budget Reconcilation Act of 1985 (COBRA). The ARRA was amended by the Department of Defense Appropriations Act of 2010 on December 19, 2009, which provides an additional six months (from nine to fifteen months) for receiving the subsidy. We recorded an additional accrual of $0.1 million for the additional six months of continued medical benefits during the three months ended December 31, 2009. We expect the remaining liability to be completed by the end of the second quarter of fiscal 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our” or “us” mean Digi International Inc. and all of the subsidiaries included in the consolidated financial statements unless the context indicates otherwise. Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as well as our reports on Forms 10-Q and 8-K and other publicly available information.
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
Our operating results and performance trends may be affected by a number of factors, including, without limitation, those described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our quarterly reports on Form 10-Q and our registration statements, could cause our actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in our various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2009.

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
Net sales increased from $41.4 million in the first quarter of fiscal 2009 to $43.0 million in the first quarter of fiscal 2010, an increase of $1.6 million, or 3.9%. Net sales in the first quarter of fiscal 2010 also increased by $3.0 million, or 7.4%, compared to the fourth quarter of fiscal 2009. Net income and net income per diluted share increased from $1.0 million, or $0.04 per diluted share, in the first quarter of fiscal 2009 to $1.2 million, or $0.05 per diluted share, in the first quarter of fiscal 2010, an increase of $0.2 million, or $0.01 per diluted share. Net income and net income per diluted share in the first quarter of fiscal 2010 also exceeded net income and net income per diluted share in the fourth quarter of fiscal 2009 by $0.2 million, or $0.01 per diluted share. We believe that we are emerging from a period of declining results due to the economic downturn as we have increases in net sales and net income over both the first fiscal and fourth quarters of fiscal 2009. This includes increases in two of our three largest geographic locations, North America and Asia countries, over both the first and fourth quarters of fiscal 2009. Net sales increased from the first quarter of fiscal 2009 to the first quarter of 2010 due partially to the incremental revenue of $0.6 million related to our acquisition of MobiApps.
Our business was negatively impacted by the effects of the severe downturn in the economy in fiscal 2009. We experienced a reduction in demand for our products in all geographic locations. In response to the depressed economic conditions, we put in place a restructuring plan that included various cost reduction actions. We believe the deployment of this restructuring plan has contributed to the improvements in our gross margin over the fourth quarter of fiscal 2009 and also contributed to the reduction of our total operating expenses in the first quarter of fiscal 2010 compared to the same period a year ago.
We suspended our non-sales incentive compensation program for fiscal 2009, for both executive management as well as a large part of the employee base. This program was reinstated for fiscal 2010. We also reduced our sales commission program in the last half of fiscal 2009; however, for fiscal 2010 we have restored the program to levels comparable to the first half of fiscal 2009.
We anticipate that growth in the future will result from products and services that are developed internally as well as from products and services that are acquired. We are continuing to invest in wireless products and services while closely monitoring and controlling discretionary spending. We also are actively managing our supply chain to ensure that our key sources of supply are intact.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% increase
	2009		2008		(decrease)
Net sales	$42,968	100.0%	$41,361	100.0%	3.9%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	20,163	46.9	19,069	46.1	5.7
Amortization of purchased and core technology	1,092	2.6	1,044	2.5	4.6

Gross profit	21,713	50.5	21,248	51.4	2.2
Operating expenses:
Sales and marketing	9,240	21.5	9,625	23.3	(4.0)
Research and development	6,486	15.1	6,974	16.8	(7.0)
General and administrative	4,158	9.6	3,883	9.4	7.1

Total operating expenses	19,884	46.2	20,482	49.5	(2.9)

Operating income	1,829	4.3	766	1.9	138.8
Other income, net	3	0.0	259	0.6	(98.8)

Income before income taxes	1,832	4.3	1,025	2.5	78.7
Income tax provision	633	1.5	9	0.0	N/M

Net income	$1,199	2.8%	$1,016	2.5%	18.0%

N/M = not meaningful
NET SALES
The following summarizes our net sales by product categories for the periods indicated:

	Three months ended December 31,				$ increase	% increase
($ in thousands)	2009		2008		(decrease)	(decrease)
Non-embedded	$24,897	57.9%	$23,340	56.4%	$1,557	6.7%
Embedded	18,071	42.1	18,021	43.6	50	0.3

Total net sales	$42,968	100.0%	$41,361	100.0%	$1,607	3.9%

Non-embedded
Our non-embedded revenue increased by $1.5 million or 6.7% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The increase resulted primarily from net sales of cellular routers and USB products, which were offset by a decrease in net sales of Sarian products due to continued weakened economic conditions. Most of the increase in our non-embedded net sales took place in the North America and Asia countries due to an emerging recovery in economic conditions, offset by a decrease in Latin America and Europe, Middle East and Africa (“EMEA”) where the recovery in economic conditions in EMEA has been slower.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Embedded
Our embedded revenue increased by $0.1 million or 0.3% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The increase resulted primarily from increases in net sales of modules and incremental net sales of satellite-related products for MobiApps of $0.6 million, as we acquired MobiApps during the third quarter of fiscal 2009. This was partially offset by a decrease in net sales in the first fiscal quarter of 2010 as compared to the first quarter of fiscal 2009 resulting from the maturing of the market for a specific chip. The increase in our embedded net sales took place in North America, Latin America and Asia countries due to an emerging recovery in economic conditions, partially offset by a decrease in the EMEA region where the recovery in economic conditions has been slower. MobiApps net sales of $0.5 million and $0.1 million for the three months ended December 31, 2009 are included in Asia countries and North America embedded product sales, respectively.
Our wireless product net sales grew from $13.4 million, or 32.5% of net sales, in the first quarter of fiscal 2009 compared to $15.1 million, or 35.2% of net sales, in the first quarter of fiscal 2010, an increase of 12.5%.
The following summarizes our net sales by geographic region:

	Three months ended December 31,		$ increase	% increase
($ in thousands)	2009	2008	(decrease)	(decrease)
North America (1)	$25,525	$23,145	$2,380	10.3%
EMEA	11,021	13,328	(2,307)	(17.3)
Asia countries (2)	5,335	3,834	1,501	39.1
Latin America	1,087	1,054	33	3.1

Total net sales	$42,968	$41,361	$1,607	3.9%

(1)	Includes MobiApps net sales of $101 for the three months ended December 31, 2009.

(2)	Includes MobiApps net sales of $481 for the three months ended December 31, 2009.
The fluctuation of foreign currency rates for the three month period ended December 31, 2009 had a favorable impact on net sales of $0.4 million primarily due to the weakening of the U.S. Dollar compared to the Euro. For the three month period ended December 31, 2008, the fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.4 million primarily due to the strengthening of the U.S. Dollar compared to the British Pound and the Euro.
GROSS MARGIN
Gross margin for the three months ended December 31, 2009 was 50.5% compared to 51.4% for the three months ended December 31, 2008. The decrease in the gross margin for the first quarter of fiscal 2010 as compared to the same period a year ago was due to unfavorable product mix primarily within the embedded products, partially offset by favorable manufacturing variances and other expenses resulting from the restructuring that took place in the third quarter of fiscal 2009.
Beginning in the third quarter of fiscal 2009, gross margin has increased sequentially in each quarter as a result of the implementation of the restructuring in the third quarter of fiscal 2009, mainly from the closing of our manufacturing facility in Davis, California and consolidation of manufacturing operations into our Minneapolis plant. We expect that gross margin will approximate current levels for the remainder of fiscal 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES
Total operating expenses decreased by $0.6 million due to a decrease of $0.9 million in compensation-related expenses primarily due to the restructuring that took place in the third quarter of fiscal 2009, partially offset by incremental operating expenses of $0.6 million related to MobiApps, acquired in June 2009. We expect that total operating expenses will be approximately 44% to 47% of revenue for the remainder of fiscal 2010.

	Three months ended December 31,				$ increase
($ in thousands)	2009		2008		(decrease)
Operating expenses:
Sales and marketing	$9,240	21.5%	$9,625	23.3%	$(385)
Research and development	6,486	15.1	6,974	16.8	(488)
General and administrative	4,158	9.6	3,883	9.4	275

Total operating expenses	$19,884	46.2%	$20,482	49.5%	$(598)

The net decrease in sales and marketing expenses of $0.4 million is primarily due to a reduction of $0.2 million for compensation-related expenses and a reduction of $0.3 million for marketing and travel expenses, offset by a $0.2 million increase due to the incremental ongoing expenses resulting from the MobiApps acquisition.
The net decrease in research and development expenses of $0.5 million is due primarily to a decrease of $0.7 million for compensation-related expenses mostly as a result of the restructuring initiative that took place in the third quarter of fiscal 2009, offset by a $0.2 million increase in incremental ongoing research and development expenses resulting from the MobiApps acquisition.
The net increase in general and administrative expenses of $0.3 million was due primarily to incremental ongoing expenses resulting from the MobiApps acquisition.
OTHER INCOME, NET
Other income, net decreased $0.3 million for the three months ended December 31, 2009 as compared to the same period a year ago. The decrease was due to a reduction of interest income of $0.5 million, offset by a reduction of $0.2 million of foreign currency transaction losses. The decrease in interest income was related primarily to the decrease in average interest rates from 3.7% for the three months ended December 31, 2008 as compared to 0.6% for the three months ended December 31, 2009. This was partially offset by a slight increase in average invested balances of marketable securities and cash equivalents for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.
INCOME TAXES
For the three months ended December 31, 2009, income taxes have been provided at an effective rate of 34.6% compared to 0.9% for the three months ended December 31, 2008. We recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 resulting from the enactment on October 3, 2008 of the retroactive extension of the research and development tax credit for activity from January 1, 2008 to September 30, 2008. We expect our annualized 2010 income tax rate, before the impact of discrete items, to be approximately 34% to 36%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At December 31, 2009, we had cash, cash equivalents and short-term marketable securities of $76.6 million compared to $70.7 million at September 30, 2009. Our working capital (current assets less total current liabilities) increased $5.5 million to $111.6 million at December 31, 2009 compared to $106.1 million at September 30, 2009. We anticipate total fiscal 2010 capital expenditures will be approximately $4.0 million.
Net cash provided by operating activities was $3.9 million for the three months ended December 31, 2009 as compared to net cash used by operating activities of $2.0 million for the three months ended December 31, 2008, resulting in a net increase of $5.9 million. This increase is primarily due to a decrease in inventories for the three months ended December 31, 2009 as compared to an increase in inventories in the three month period ended December 31, 2008. The increase in inventories for the three months ended December 31, 2008 resulted from certain forecasted sales being deferred to future quarters, pre-builds of new products and strategic inventory purchases.
Net cash used by investing activities was $8.5 during the three months ended December 31, 2009 as compared to net cash provided by investing activities of $11.0 million during the three months ended December 31, 2008. The increased usage was due to the timing of maturities of marketable securities in which there were net purchases of marketable securities during the three months ended December 31, 2009 compared to the same period one year ago in which there were net settlements of marketable securities.
There was no cash provided by or used in financing activities during the three months ended December 31, 2009 compared to $0.3 million of cash provided by financing activities during the same period a year ago, resulting from a decrease in proceeds from employee stock purchase plan transactions as we did not purchase our first quarter of fiscal 2010 employee stock until after December 31, 2009.
The strength of our capital structure provides us with stable access to capital markets. Historically we have only accessed capital markets on a short-term basis in order to finance our acquisitions. We may need to access capital markets for future acquisitions. We are committed to managing our capital structure very carefully. We believe that current financial resources, cash generated from operations, and our capacity for debt and/or equity financing will be sufficient to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. Our financial condition and liquidity are strong.
The contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009 had no material changes through December 31, 2009. During January 2010 we paid $3.0 million to the former shareholders of Spectrum as stated in the purchase agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards and provided guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provided guidance for allocation and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Our marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities consist of certificates of deposit, corporate bonds and government bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. Our portfolio contains no auction rate securities. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than a year.
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
For the three months ended December 31, 2009 and 2008, we had approximately $17.4 million and $18.2 million, respectively, of net sales to foreign customers including export sales, of which $5.8 million and $7.9 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound and Yen to the U.S. Dollar:

	Three months ended December 31,		% increase
	2009	2008	(decrease)
Euro	1.4780	1.3201	12.0%
British Pound	1.6337	1.5788	3.5
Yen	0.0112	0.0104	7.1
A 10% change from the first three months of fiscal year 2010 average exchange rate for the Euro, British Pound and Yen to the U.S. Dollar would have resulted in a 1.3% increase or decrease in net sales and a 2.6% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, government bonds and corporate bonds. We may have some exposure related to the fair value of our securities, which could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment charges for other securities in our investment portfolio.

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
There have been no material changes to the risk factors provided in Part I, Item 1A, of our 2009 Annual Report on Form 10-K as filed with the SEC on December 3, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009* (5)

10	(b)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009* (6)

10	(c)	Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010)*(7)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K filed on January 29, 2010 (File No. 1-34033)

(6)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 8-K filed on January 29, 2010 (File No. 1-34033)

(7)	Incorporated by reference to Exhibit 10(c) to the Company’s Form 8-K filed on January 29, 2010 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: February 5, 2010	By:	/s/ Subramanian Krishnan
Subramanian Krishnan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009	Incorporated by Reference

10	(b)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009	Incorporated by Reference

10	(c)	Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically