Form 10-Q
period 2010-03-31
DIGI INTERNATIONAL INC
filed 2010-05-10
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2010, there were 24,926,980 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in thousands, except per common share data)

Net sales	$45,076	$40,085	$88,044	$81,446
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,254	19,908	41,417	38,977
Amortization of purchased and core technology	1,074	1,008	2,166	2,052

Gross profit	22,748	19,169	44,461	40,417

Operating expenses:
Sales and marketing	9,603	8,976	18,843	18,601
Research and development	7,078	6,196	13,564	13,170
General and administrative	4,224	3,398	8,382	7,281
Restructuring	(352)	—	(352)	—

Total operating expenses	20,553	18,570	40,437	39,052

Operating income	2,195	599	4,024	1,365

Other income, net:
Interest income	90	404	183	984
Interest expense	(32)	(50)	(84)	(135)
Other income (expense)	301	41	263	(195)

Total other income, net	359	395	362	654

Income before income taxes	2,554	994	4,386	2,019
Income tax provision	868	279	1,501	288

Net income	$1,686	$715	$2,885	$1,731

Net income per common share:
Basic	$0.07	$0.03	$0.12	$0.07

Diluted	$0.07	$0.03	$0.12	$0.07

Weighted average common shares:
Basic	24,816	24,953	24,758	25,169

Diluted	25,213	25,195	25,072	25,439

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,433	$48,434
Marketable securities	47,290	22,311
Accounts receivable, net	22,996	19,032
Inventories	25,987	26,619
Other	6,065	6,259

Total current assets	131,771	122,655
Marketable securities, long-term	4,267	5,063
Property, equipment and improvements, net	16,506	16,678
Identifiable intangible assets, net	22,895	26,877
Goodwill	85,587	86,558
Other	970	1,117

Total assets	$261,996	$258,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,583	$5,567
Accrued compensation	5,098	3,275
Accrued warranty	965	970
Deferred payment on acquisition	—	2,966
Restructuring	225	721
Other	3,062	3,035

Total current liabilities	17,933	16,534
Income taxes payable	4,922	4,893
Deferred tax liabilities	3,408	4,331
Deferred payment on acquisition	2,862	2,812
Other noncurrent liabilities	626	792

Total liabilities	29,751	29,362

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,573,894 and 28,409,198 shares issued	286	284
Additional paid-in capital	183,470	181,282
Retained earnings	85,593	82,708
Accumulated other comprehensive loss	(9,392)	(6,527)
Treasury stock, at cost, 3,649,216 and 3,708,302 shares	(27,712)	(28,161)

Total stockholders’ equity	232,245	229,586

Total liabilities and stockholders’ equity	$261,996	$258,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2010	2009
	(in thousands)
Operating activities:
Net income	$2,885	$1,731
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	1,334	1,203
Amortization of identifiable intangible assets and other assets	3,869	3,662
Stock-based compensation	1,824	1,842
Excess tax benefits from stock-based compensation	(39)	(42)
Deferred income tax benefit	(848)	(1,540)
Restructuring	(352)	—
Other	(3)	40
Changes in operating assets and liabilities	285	(7,694)

Net cash provided by (used in) operating activities	8,955	(798)

Investing activities:
Purchase of marketable securities	(28,510)	(7,647)
Proceeds from maturities of marketable securities	4,334	32,063
Deferred cash payout for acquisition of Spectrum Design Solutions, Inc.	(3,000)	—
Purchase of property, equipment, improvements and certain other intangible assets, net of proceeds from sale	(1,469)	(1,666)

Net cash (used in) provided by investing activities	(28,645)	22,750

Financing activities:
Payments on capital lease obligations	(7)	(139)
Excess tax benefits from stock-based compensation	39	42
Proceeds from stock option plan transactions and other	1,032	120
Proceeds from employee stock purchase plan transactions	445	529
Purchase of treasury stock	—	(6,150)

Net cash provided by (used in) financing activities	1,509	(5,598)

Effect of exchange rate changes on cash and cash equivalents	(820)	(1,989)

Net (decrease) increase in cash and cash equivalents	(19,001)	14,365
Cash and cash equivalents, beginning of period	48,434	14,176

Cash and cash equivalents, end of period	$29,433	$28,541

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
Recently Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the recognition and disclosure requirements for subsequent events. This amendment removes the requirement to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements for companies that file financial statements with the SEC. This amendment was effective immediately. We evaluate subsequent events through the date our financial statements are filed with the SEC.
In January 2010, the FASB issued an amendment to the accounting standards related to fair value measurements. This guidance requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers and also requires more detailed disclosure about the activity within Level 3 fair value measurements. We adopted this guidance as of January 1, 2010, except for the additional disclosures required for the Level 3 reconciliation which is effective for us beginning with the quarter ending December 31, 2011. We have provided the requisite disclosure for the transfers into and out of Level 1 and Level 2 fair value measurements in our consolidated financial statements for the period ended March 31, 2010. We do not expect the impact of the Level 3 additional disclosures to have a material impact to our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards that provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and for allocating and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this amendment will have on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. We are currently evaluating the impact this amendment will have on our consolidated financial statements.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Numerator:
Net income	$1,686	$715	$2,885	$1,731

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,816	24,953	24,758	25,169

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	397	242	314	270

Denominator for diluted net income per common share — adjusted weighted average shares	25,213	25,195	25,072	25,439

Net income per common share, basic	$0.07	$0.03	$0.12	$0.07

Net income per common share, diluted	$0.07	$0.03	$0.12	$0.07

Potentially dilutive shares related to stock options to purchase 2,495,421 and 2,865,921 common shares for the three and six month periods ended March 31, 2010, respectively, and 4,587,240 and 4,365,675 common shares for the three and six month periods ended March 31, 2009, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities, net of tax. Comprehensive income (loss) was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net income	$1,686	$715	$2,885	$1,731
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(2,136)	(1,713)	(2,846)	(9,614)
Change in unrealized gain (loss) on investments	(52)	10	7	(3)
Less income tax (provision) benefit	20	(4)	(3)	1
Reclassification of gain included in net income	(36)	—	(36)	—
Less income tax (provision) benefit	14	—	14	—

Comprehensive income (loss)	$(504)	$(992)	$21	$(7,885)

4. SELECTED BALANCE SHEET DATA

(in thousands)	March 31, 2010	September 30, 2009
Accounts receivable, net:
Accounts receivable	$23,512	$19,656
Less allowance for doubtful accounts	516	624

	$22,996	$19,032

Inventories:
Raw materials	$22,173	$21,359
Work in process	594	452
Finished goods	3,220	4,808

	$25,987	$26,619

Other accrued expenses:
Accrued professional fees	$529	$696
Deferred gain on building sale — short-term	254	276
Other accrued expenses	2,279	2,063

	$3,062	$3,035

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, corporate bonds and government municipal bonds. We obtain quoted market prices and trading activity for each security we hold, where available, and review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. Thirty-two of the securities we held were trading slightly below our amortized cost basis at March 31, 2010. We determined each decline in value to be temporary as we expect to receive full par value of our investments upon maturity and have no indication from the security issuers of default or any other factor leading us to believe the decline would be other-than-temporary. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. We monitor our investment values on an ongoing basis and record them at fair value as discussed in Note 7.
During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1,014,900 on the bond issued by Lehman Brothers, (“the Lehman Brothers Bond”) with a par amount of $1,194,000. The resulting value of $179,100 for the security became its new cost basis as of September 30, 2008. We sold a portion of the bond in fiscal 2009, leaving the remaining value of the Lehman Brothers Bond as of September 30, 2009 at $134,100. We sold the remainder of the bond in January 2010 for $169,860 and recognized a gain of $35,760 on this sale during the second quarter of fiscal 2010, reflecting the difference between the remaining value and the selling price.
All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). Our marketable securities were comprised of the following:

	Amortized	Unrealized	Unrealized
At March 31, 2010 (in thousands)	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$25,574	$198	$(214)	$25,558
Certificates of deposit	13,543	10	(13)	13,540
Government municipal bonds	8,194	3	(5)	8,192

Current marketable securities	47,311	211	(232)	47,290
Non-current marketable securities:
Corporate bonds	2,157	—	(12)	2,145
Government municipal bonds	2,131	—	(9)	2,122

Non-current marketable securities	4,288	—	(21)	4,267

Total marketable securities	$51,599	$211	$(253)	$51,557

(1)	Included in amortized cost and fair value is purchased and accrued interest of $538,085.

(2)	The aggregate related fair value of securities with unrealized losses as of March 31, 2010 was $26,555,744.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES (CONTINUED)

	Amortized	Unrealized	Unrealized
At September 30, 2009 (in thousands)	Cost (1)	Gains	Losses (3)	Fair Value (1)
Current marketable securities:
Corporate bonds (2)	$4,236	$18	$—	$4,254
Certificates of deposit	10,022	4	(1)	10,025
Government municipal bonds	8,023	11	(2)	8,032

Current marketable securities	22,281	33	(3)	22,311
Non-current marketable securities:
Corporate bonds	5,107	—	(44)	5,063

Total marketable securities	$27,388	$33	$(47)	$27,374

(1)	Included in amortized cost and fair value is purchased and accrued interest of $263,883.

(2)	The Lehman Brothers Bond is included in amortized cost at a fair value of $134,100.

(3)	The aggregate related fair value of securities with unrealized losses as of September 30, 2009 was $9,009,428.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Fair value is applied to financial assets, such as certificates of deposit, corporate bonds and government municipal bonds, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period; however, the definition of fair value is applied using the above guidance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table provides information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2010 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$12,780	$12,780	$—	$—

Available-for-sale marketable securities:
Corporate bonds	27,703	—	27,703	—
Certificates of deposit	13,540	—	13,540	—
Government municipal bonds	10,314	—	10,314	—

Total cash equivalents and marketable securities measured at fair value	$64,337	$12,780	$51,557	$—

Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets. All other marketable securities are measured at fair value using similar assets and are classified within Level 2 of the valuation hierarchy.
Prior to January 1, 2010, we classified certain investments as Level 1 and upon further review, have subsequently determined to classify them as Level 2. As a result, we transferred $34.9 million of assets previously classified within Level 1 to Level 2 on January 1, 2010. It was determined that the fair value of such investments is based off of indices and matrices for similar assets, as defined within Level 2 valuation techniques, and not identical assets, as defined within Level 1 valuation techniques. Our policy for determining when to recognize transfers between levels is based on the actual date of the event or change in circumstances that caused the transfer. This transfer had no impact on the fair value of our investments as stated in any of the periods presented.
Level 3 Valuation Techniques
Financial assets are categorized within Level 3 of the hierarchy when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 also may include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for the investments, such that the determination of fair value requires significant judgment or estimation. We have no financial assets valued with Level 3 inputs as of March 31, 2010. We sold the remaining portion of the Lehman Brothers Bond in January 2010 for $169,860 and recognized a gain of $35,760 on this sale, reflecting the difference between the remaining value and the selling price.
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Balance at December 31, 2009	$134
Sale of security	(170)
Realized gain recorded in other income (expense)	36

Balance at March 31, 2010	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)
The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of our securities, currently and in the future. The fair value of our securities could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	March 31, 2010			September 30, 2009
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$46,186	$(36,829)	$9,357	$46,583	$(34,893)	$11,690
License agreements	2,840	(2,501)	339	2,840	(2,464)	376
Patents and trademarks	9,495	(6,054)	3,441	9,292	(5,536)	3,756
Customer maintenance contracts	700	(569)	131	700	(534)	166
Customer relationships	17,288	(8,099)	9,189	17,607	(7,334)	10,273
Non-compete agreements	1,028	(590)	438	1,041	(425)	616

Total	$77,537	$(54,642)	$22,895	$78,063	$(51,186)	$26,877

Amortization expense was $2.0 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively, and $3.9 million and $3.7 million for the six months ended March 31, 2010 and 2009, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2010 and the five succeeding fiscal years is as follows (in thousands):

2010 (six months)	$3,718
2011	6,607
2012	4,567
2013	3,042
2014	2,288
2015	1,240
The changes in the carrying amount of goodwill were as follows (in thousands):

	Six months ended March 31,
	2010	2009
Beginning balance, October 1	$86,558	$86,578
Foreign currency translation adjustment	(971)	(3,456)

Ending balance, March 31	$85,587	$83,122

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. INCOME TAXES
Income taxes have been provided at an effective rate of 34.2% and 14.3% for the six month periods ended March 31, 2010 and 2009, respectively.
In the six month period ended March 31, 2009, we recorded a discrete tax benefit of $0.4 million resulting from the enactment on October 3, 2008 of the retroactive extension of the research and development tax credit for activity from January 1, 2008 to September 30, 2008. The benefit resulting from such discrete tax event reduced our effective tax rate by 20.5 percentage points for the six month period ended March 31, 2009.
A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Uncertain tax positions as of December 31, 2009	$4,121
Decreases related to:
Settlements	(32)
Expiration of the statute of limitations	(13)

Uncertain tax positions as of March 31, 2010	$4,076

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $3.3 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the six months ended March 31, 2010, we recognized an immaterial amount of interest and penalties. As of March 31, 2010, we had $0.8 million in accrued interest and penalties on our consolidated balance sheet.
It is reasonably possible that there are tax positions taken in prior years that may be realized within in the next 12 months that will decrease the total amount of unrecognized tax benefits. This is due to the expiration of the statute of limitations for both domestic and foreign tax returns and an ongoing U.S. federal income tax audit. As the federal audit is not final, an estimate of the reduction in unrecognized tax benefits cannot be made.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. FINANCIAL GUARANTEES (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands):

	Three months ended March 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	January 1	issued	made	March 31
2010	$952	$229	$(216)	$965
2009	$1,230	$123	$(210)	$1,143

	Six months ended March 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	March 31
2010	$970	$425	$(430)	$965
2009	$1,214	$344	$(415)	$1,143
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
11. CONTINGENCIES
Contingent obligations
There have been no additional developments in In re Initial Public Offering Securities Litigation since our Annual Report on Form 10-K for the year ended September 30, 2009. Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of March 31, 2010, we have an accrued liability for the anticipated settlement of $300,000 which we believe is adequate and reflects the amount of loss that is probable and a receivable related to the insurance proceeds of $50,000, which represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
We received allegations regarding possible violations of our gifts, travel and entertainment policy in the Asia Pacific region by a few employees. We are conducting an investigation of these policy and corresponding internal control issues, including any possible related violations of applicable law, such as the Foreign Corrupt Practices Act, under the direction of the Audit Committee, utilizing outside counsel. We voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. Our Chief Financial Officer resigned during the course of this investigation. Our investigation is not complete; however, as of the date of this filing we are not aware of any material impact to our reported consolidated financial statements. We cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow. However, we do anticipate additional general and administrative expense in the quarter ending June 30,2010 related to the cost of the investigation, which is expected to be material.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.

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
A summary of the restructuring charges and other activity within the restructuring accrual is listed below (in thousands):

	Employee
	Termination
	Costs	Other	Total
Balance at September 30, 2009	$620	$101	$721
Restructuring charge	75	—	75
Payments	(208)	(11)	(219)
Write-downs	(352)	—	(352)

Balance at March 31, 2010	$135	$90	$225

During the second quarter of fiscal 2010, we eliminated $0.4 million of the restructuring accrual as a result of lower than expected costs associated with continued medical benefits and lower than expected relocation costs.
The remaining liability is mostly related to continued medical benefits as part of the American Recovery and Reinvestment Act of 2009 (ARRA), which provides for premium reductions for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA). The ARRA was amended by the Department of Defense Appropriations Act of 2010 on December 19, 2009, which provides an additional six months (from nine to fifteen months) for receiving the subsidy. We recorded an additional accrual of $0.1 million for the additional six months of continued medical benefits during the three months ended December 31, 2009. We expect the remaining liability to be settled by the end of the second quarter of fiscal 2011.

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
Net sales increased from $40.1 million in the second quarter of fiscal 2009 to $45.1 million in the second quarter of fiscal 2010, an increase of $5.0 million, or 12.5%. Net sales in the second quarter of fiscal 2010 also increased by $2.1 million, or 4.9%, compared to the first quarter of fiscal 2010. Net income and net income per diluted share increased from $0.7 million, or $0.03 per diluted share, in the second quarter of fiscal 2009 to $1.7 million, or $0.07 per diluted share, in the second quarter of fiscal 2010, an increase of $1.0 million, or $0.04 per diluted share. Net income and net income per diluted share in the second quarter of fiscal 2010 also exceeded net income and net income per diluted share in the first quarter of fiscal 2010 by $0.5 million, or $0.02 per diluted share. We believe that increases in net sales and net income over both the second quarter of fiscal 2009 and the first quarter of fiscal 2010 are indicative of an upturn in our business and stabilization of economic conditions. Revenue in North America increased by $5.8 million, or 27.9%, in the second fiscal quarter of 2010 compared to the year ago comparable quarter, and increased sequentially from the first quarter of fiscal 2010 by $1.0 million, or 3.9%. Revenue in all other geographic regions decreased by $0.8 million, or 4.1%, in the second fiscal quarter of 2010 compared to the year ago comparable quarter, and increased sequentially from the first quarter of fiscal 2010 by $1.1 million, or 6.4%.
Our wireless product net sales grew from $14.0 million, or 34.9% of net sales, in the second quarter of fiscal 2009 compared to $15.8 million, or 35.0% of net sales, in the second quarter of fiscal 2010, an increase of 12.9%. Wireless product net sales increased from $27.6 million, or 33.7% of net sales, in the first six months of fiscal 2009 compared to $30.9 million, or 35.1% of net sales, in the first six months of fiscal 2010.
Our business was negatively impacted by the effects of the severe economic downturn in fiscal 2009. We experienced a reduction in demand for our products in all geographic locations. In response to the depressed economic conditions, we put in place a restructuring plan that included various cost reduction actions, including closing our manufacturing facility in Davis, California and consolidation of manufacturing operations in our Minneapolis plant. As a result, we believe the deployment of this restructuring plan has contributed to the improvements in our gross margin. Our gross margins have improved from 47.8% and 49.6% for the three and six months ended March 31, 2009, respectively, to 50.5% for both the three and six months ended March 31, 2010.
We suspended our non-sales incentive compensation program for fiscal 2009, for both executive management as well as a large part of the employee base. This program was reinstated at a reduced level for fiscal 2010. We also reduced our sales commission program in the last half of fiscal 2009 and we have fully restored the program in fiscal 2010.
We anticipate that growth in the future will result from products and services that are developed internally as well as from products and services that are acquired. We are continuing to invest in wireless products and services while closely monitoring and controlling discretionary spending. We also are actively managing our supply chain to ensure that our key sources of supply are intact.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
	2010		2009		(decrease)	2010		2009		(decrease)
Net sales	$45,076	100.0%	$40,085	100.0%	12.5%	$88,044	100.0%	$81,446	100.0%	8.1%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,254	47.1	19,908	49.7	6.8	41,417	47.0	38,977	47.9	6.3
Amortization of purchased and core technology	1,074	2.4	1,008	2.5	6.5	2,166	2.5	2,052	2.5	5.6

Gross profit	22,748	50.5	19,169	47.8	18.7	44,461	50.5	40,417	49.6	10.0
Operating expenses	20,553	45.6	18,570	46.3	10.7	40,437	45.9	39,052	47.9	3.5

Operating income	2,195	4.9	599	1.5	N/M	4,024	4.6	1,365	1.7	N/M
Interest income and other, net	359	0.8	395	1.0	(9.1)	362	0.4	654	0.8	(44.6)

Income before income taxes	2,554	5.7	994	2.5	N/M	4,386	5.0	2,019	2.5	N/M
Income tax provision	868	2.0	279	0.7	N/M	1,501	1.7	288	0.4	N/M

Net income	$1,686	3.7%	$715	1.8%	N/M %	$2,885	3.3%	$1,731	2.1%	66.7%

N//M = not meaningful
NET SALES
The following summarizes our net sales by product categories for the periods indicated:

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
($ in thousands)	2010		2009		(decrease)	2010		2009		(decrease)
Non-embedded	$24,910	55.3%	$22,715	56.7%	9.7%	$49,807	56.6%	$46,055	56.5%	8.1%
Embedded	20,166	44.7	17,370	43.3	16.1	38,237	43.4	35,391	43.5	8.0

Total net sales	$45,076	100.0%	$40,085	100.0%	12.5%	$88,044	100.0%	$81,446	100.0%	8.1%

Non-embedded
Our non-embedded revenue increased by $2.2 million or 9.7% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and increased by $3.8 million or 8.1% for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. The increases resulted primarily from an increase in cellular products, serial servers, wireless communication adaptors and USB products, which were offset by decreases in net sales of Sarian-branded products and serial cards. Most of the increase in our non-embedded net sales took place in the North American and Asian regions primarily resulting from a favorable product mix, offset by a decrease in the European, Middle Eastern and African (“EMEA”) and Latin American regions. In fiscal 2009, net sales of Sarian-branded products, located in the EMEA region were higher due to a large sale to a legacy customer of Sarian Systems, Inc. in the second quarter of fiscal 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Embedded
Our embedded revenue increased by $2.8 million or 16.1% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, and increased by $2.8 million or 8.0% for the six months ended March 31, 2010 compared to the six months ended March 31, 2009. Most of the increase in our embedded net sales took place in the North American, Asian and Latin American regions primarily related to net sales of modules and incremental net sales of satellite-related products due to our acquisition of MobiApps in the third quarter of fiscal 2009. This was partially offset by a decrease in net sales in the EMEA region primarily relating to a chip that was phased out during fiscal 2009.
The following summarizes our net sales by geographic region:

	Three months ended March 31,		$ increase	% increase	Six months ended March 31,		$ increase	% increase
($ in thousands)	2010	2009	(decrease)	(decrease)	2010	2009	(decrease)	(decrease)
North America (1)	$26,515	$20,724	$5,791	27.9%	$52,040	$43,869	$8,171	18.6%
EMEA (2)	12,347	14,934	(2,587)	(17.3)	23,368	28,262	(4,894)	(17.3)
Asia countries	5,238	3,776	1,462	38.7	10,573	7,610	2,963	38.9
Latin America	976	651	325	49.9	2,063	1,705	358	21.0

Total net sales	$45,076	$40,085	$4,991	12.5%	$88,044	$81,446	$6,598	8.1%

(1)	Includes Satellite net sales of $0 and $100,605 for the three and six months ended March 31, 2010, respectively.

(2)	Includes Satellite net sales of $360,497 and $841,632 for the three and six months ended March 31, 2010, respectively.
The fluctuation of foreign currency rates for the three month and six month periods ended March 31, 2010 had a favorable impact on net sales of $0.3 million and $0.7 million, respectively, compared to the same periods a year ago.
GROSS MARGIN
Gross margins were 50.5% for both the three and six months ended March 31, 2010, compared to 47.8% and 49.6% for the three and six months ended March 31, 2009, respectively. The increase in the gross margin for both the three and six months ended March 31, 2010 as compared to the same period a year ago was primarily due to lower manufacturing expenses, favorable product mix and product cost reductions. A large sale to a legacy customer of Sarian Systems, Inc. reduced gross margin by 1.6% in the second quarter of fiscal 2009. Gross margin in fiscal 2010 was also favorably impacted by the restructuring in the third quarter of fiscal 2009.
OPERATING EXPENSES
Total operating expenses increased by $2.0 million and $1.4 million for the three and six months ended March 31, 2010, respectively, as compared to the same periods a year ago. The increase is primarily the result of increases in incentive compensation and commissions of $1.7 million and $1.2 million for the three and six months ended March 31, 2010, respectively, as compared to the same periods a year ago and incremental operating expenses of $0.7 million and $1.3 million for the three and six months ended March 31, 2010, respectively, related to our acquisition of MobiApps in June 2009. This was offset by decreases in employee compensation and benefits primarily as a result of the restructuring of $0.7 million and $1.4 million for the three and six months ended March 31, 2010, respectively, as compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)

	Three months ended March 31,				$ increase	Six months ended March 31,				$ increase
($ in thousands)	2010		2009		(decrease)	2010		2009		(decrease)

Sales and marketing	$9,603	21.3%	$8,976	22.4%	$627	$18,843	21.4%	$18,601	22.8%	$242
Research and development	7,078	15.7	6,196	15.4	882	13,564	15.4	13,170	16.2	394
General and administrative	4,224	9.4	3,398	8.5	826	8,382	9.5	7,281	8.9	1,101
Restructuring	(352)	(0.8)	—	0.0	(352)	(352)	(0.4)	—	0.0	(352)

Total operating expenses	$20,553	45.6%	$18,570	46.3%	$1,983	$40,437	45.9%	$39,052	47.9%	$1,385

The net increase of $0.6 million in sales and marketing expenses for the three months ended March 31, 2010 as compared to March 31, 2009 was primarily due to an increase of $0.4 million in compensation-related expenses and $0.3 million due to the incremental ongoing expenses resulting from our acquisition of MobiApps. For the six months ended March 31, 2010 as compared to March 31, 2009, the net increase of $0.2 million in sales and marketing expenses was primarily due to an increase of $0.4 million due to the incremental ongoing expenses resulting from the MobiApps acquisition, offset by a reduction of $0.2 million for other sales and marketing expenses.
The net increase of $0.9 million in research and development expenses for the three months ended March 31, 2010 compared to March 31, 2009 was due primarily to an increase of $0.5 million pertaining to outside testing and various development projects, $0.2 million for compensation-related expenses and $0.2 million related to incremental ongoing research and development expenses resulting from the MobiApps acquisition. Research and development expenses for the six months ended March 31, 2010 increased $0.4 million compared to the same period a year ago due primarily to an increase of $0.3 million in outside service expense primarily for agency testing and various development projects, incremental ongoing expenses of $0.5 million resulting from the MobiApps acquisition and $0.2 million in other research and development expenses, offset by a decrease of $0.6 million of compensation-related expenses.
The net increase in general and administrative expenses of $0.8 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to an increase of compensation-related expenses of $0.4 million, $0.2 million of incremental ongoing expenses due to the acquisition of MobiApps and a $0.2 million increase in other general and administrative expenses. For the six months ended March 31, 2010 compared to March 31, 2009, the net increase in general and administrative expenses of $1.1 million was due primarily to an increase of $0.4 million in compensation-related expenses, $0.3 million in other general and administrative expenses and $0.4 million in incremental ongoing expenses due to the acquisition of MobiApps.
During the second quarter of fiscal 2010, we eliminated $0.4 million of the restructuring accrual as a result of lower than expected costs associated with continued medical benefits and lower than expected relocation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER INCOME, NET
Other income, net was $0.4 million for both the three and six months ended March 31, 2010 compared to $0.4 million and $0.7 million for the three and six months ended March 31, 2009, respectively. For the three months ended March 31, 2010 compared to March 31, 2009, interest income, net decreased $0.3 million, offset by an increase of $0.3 million related to foreign currency transaction net gains. The decrease of $0.3 million for the six months ended March 31, 2010, as compared to the same period a year ago, was due to a $0.8 million reduction in interest income, offset by an increase of $0.5 million related to foreign currency transaction net gains. We earned an average interest rate of 0.6% for both the three and six months ended March 31, 2010, respectively, compared to 2.8% and 3.3% for the three and six months ended March 31, 2009. The average invested balance for the three and six months ended March 31, 2010 was $67.9 million and $67.4 million, respectively, and for the three and six months ended March 31, 2009 the average invested balance was $53.5 million and $57.1 million, respectively.
INCOME TAXES
For the six months ended March 31, 2010, income taxes have been provided at an effective rate of 34.2% compared to 14.3% for the six months ended March 31, 2009. We recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 resulting from the enactment on October 3, 2008 of the retroactive extension of the research and development tax credit for activity from January 1, 2008 to September 30, 2008. We expect our annualized 2010 income tax rate, before the impact of discrete items, to be approximately 33% to 35%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At March 31, 2010, we had cash, cash equivalents and short-term marketable securities of $76.7 million compared to $70.7 million at September 30, 2009. Our working capital (current assets less total current liabilities) increased $7.7 million to $113.8 million at March 31, 2010 compared to $106.1 million at September 30, 2009. We anticipate total fiscal 2010 capital expenditures will be approximately $3.5 million.
Net cash provided by operating activities was $9.0 million for the six months ended March 31, 2010 as compared to net cash used by operating activities of $0.8 million for the six months ended March 31, 2009, resulting in a net increase of $9.8 million. This increase was primarily due to cash provided by working capital in accounts primarily related to inventories. An increase in inventories for the six months ended March 31, 2009 resulted from certain forecasted sales being deferred to future quarters, pre-builds of new products and strategic inventory purchases. Cash provided by working capital accounts also increased in the six months ended March 31, 2010 compared to the same period a year ago due to net increases in both accounts payable and accrued liabilities, offset by a decrease related to accounts receivable.
Net cash used in investing activities was $28.6 during the six months ended March 31, 2010 as compared to net cash provided by investing activities of $22.8 million during the six months ended March 31, 2009. The increase was due to the timing of settlements and maturities of marketable securities. We also paid $3.0 million to the former shareholders of Spectrum Design Solutions, Inc. (Spectrum) for a deferred cash payout related to our acquisition of Spectrum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Cash provided by financing activities was $1.5 million during the six months ended March 31, 2010 compared to a cash usage of $5.6 million during the same period a year ago, or a net increase of $7.1 million. We used $6.1 million for the purchase of treasury stock during the six months ended March 31, 2009 and also received $0.8 million more in proceeds from stock option and employee stock purchase plan transactions during the first half of fiscal 2010 as compared to the same period a year ago.
We believe the strength of our capital structure provides us with stable access to capital markets. Historically we have only accessed capital markets on a short-term basis in order to finance our acquisitions. We may need to access capital markets for future acquisitions. We believe that current financial resources, cash generated from operations, and our capacity for debt and/or equity financing will be sufficient to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions.
The contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009 did not materially change through March 31, 2010. In January 2010, we paid $3.0 million to the former shareholders of Spectrum as provided in the purchase agreement.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standard related to the recognition and disclosure requirements for subsequent events. This amendment removes the requirement to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements for companies that file financial statements with the Securities and Exchange Commission (SEC). This amendment was effective immediately. We evaluate subsequent events through the date our financial statements are filed with the SEC.
In January 2010, the FASB issued an amendment to the accounting standards related to fair value measurements. This guidance requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements and the reasons for those transfers and also requires more detailed disclosure about the activity within Level 3 fair value measurements. We adopted this guidance as of January 1, 2010, except for the additional disclosures required for the Level 3 reconciliation which is effective for us beginning with the quarter ending December 31, 2011. We have provided the requisite disclosure for the transfers into and out of Level 1 and Level 2 fair value measurements in our consolidated financial statements for the period ended March 31, 2010. We do not expect the impact of the Level 3 additional disclosures to have a material impact to our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards that provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and for allocating and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this amendment will have on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. We are currently evaluating the impact this amendment will have on our consolidated financial statements.
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
For the six months ended March 31, 2010 and 2009, we had approximately $36.0 million and $37.6 million, respectively, of net sales to foreign customers including export sales, of which $12.8 million and $18.0 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound and Yen to the U.S. Dollar:

	Six months ended March 31,		% increase
	2010	2009	(decrease)
Euro	1.4326	1.3141	9.0%
British Pound	1.5985	1.5087	6.0%
Yen	0.0111	0.0106	5.0%
A 10% change from the first six months of fiscal year 2010 average exchange rate for the Euro, British Pound and Yen to the U.S. Dollar would have resulted in a 1.5% increase or decrease in net sales and a 1.7% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, government bonds and corporate bonds. We may have some credit exposure related to the fair value of our securities, which could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio.
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
ITEM 1A. RISK FACTORS
The risk factor set forth below updates the risk factors section previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.
We are investigating potential violations of our gifts, travel and entertainment policy, as well as corresponding internal control issues, including any possible violations of law, such as the Foreign Corrupt Practices Act. The outcome and impact of this investigation are unknown at this time.
We received allegations regarding possible violations of our gifts, travel and entertainment policy in the Asia Pacific region by a few employees. We are conducting an investigation of these policy and corresponding internal control issues, including any possible related violations of applicable law, such as the Foreign Corrupt Practices Act, under the direction of the Audit Committee, utilizing outside counsel. We voluntarily disclosed this matter to the United States Department of Justice and the Securities and Exchange Commission. Our Chief Financial Officer resigned during the course of this investigation. Our investigation is not complete; however, as of the date of this filing we are not aware of any material impact to our reported consolidated financial statements. We cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow. However, we do anticipate additional general and administrative expense in the quarter ending June 30, 2010 related to the cost of the investigation, which is expected to be material.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on January 25, 2010. Of the 24,700,896 shares of Digi common stock entitled to vote at the meeting, 21,893,001 shares were present at the meeting in person or by proxy. The stockholders voted on the following:
a)	The following individuals designated by our Board of Directors as nominees for director were elected for a three-year term, with voting as follows:

Nominee	Total Votes For	Withhold Authority	Broker Non-Vote

Guy C. Jackson	9,879,923	8,760,181	3,252,897
Ahmed Nawaz	10,068,360	8,571,744	3,252,897
b)	Proposal to approve the Digi International Inc. 2000 Omnibus Stock Plan, as Amended and Restated as of December 4, 2009. The proposal passed on a vote of 9,820,744 in favor, 8,730,774 against, 88,586 abstentions and 3,252,897 broker non-votes.
c)	Proposal to approve the Digi International Inc. Employee Stock Purchase Plan, as Amended and Restated as of December 4, 2009. The proposal passed on a vote of 18,277,562 in favor, 336,573 against, 25,969 abstentions and 3,252,897 broker non-votes.
d)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2010. The proposal passed on a vote of 21,764,364 in favor, 108,870 against, 19,767 abstentions and no broker non-votes.
In addition, the terms of the following directors continued after the meeting:
Directors with a term ending in 2011: Joseph T. Dunsmore and Bradley J. Williams
Directors with a term ending in 2012: Kenneth E. Millard and William N. Priesmeyer

ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Acting Principal Financial Officer

32		Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: May 10, 2010	By:	/s/ Brenda Mueller
Brenda Mueller
Corporate Controller and Acting Principal Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)
Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))
Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Acting Principal Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically