Form 10-Q
period 2010-06-30
DIGI INTERNATIONAL INC
filed 2010-08-09
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 31, 2010, there were 24,990,627 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per common share data)
Net sales	$47,238	$44,470	$135,282	$125,916
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	22,496	21,986	63,913	60,963
Amortization of purchased and core technology	1,024	1,047	3,190	3,099

Gross profit	23,718	21,437	68,179	61,854

Operating expenses:
Sales and marketing	9,089	8,624	27,932	27,225
Research and development	7,159	6,823	20,723	19,993
General and administrative	4,926	3,435	13,308	10,716
Restructuring	—	1,953	(352)	1,953

Total operating expenses	21,174	20,835	61,611	59,887

Operating income	2,544	602	6,568	1,967

Other income, net:
Interest income	94	275	277	1,259
Interest expense	(26)	(67)	(110)	(202)
Other (expense) income	(16)	559	247	364

Total other income, net	52	767	414	1,421

Income before income taxes	2,596	1,369	6,982	3,388
Income tax (benefit) provision	(1,216)	(24)	285	264

Net income	$3,812	$1,393	$6,697	$3,124

Net income per common share:
Basic	$0.15	$0.06	$0.27	$0.13

Diluted	$0.15	$0.06	$0.27	$0.12

Weighted average common shares:
Basic	24,930	24,607	24,815	24,982

Diluted	25,272	24,875	25,123	25,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2010	2009
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,212	$48,434
Marketable securities	42,963	22,311
Accounts receivable, net	24,299	19,032
Inventories	27,817	26,619
Other	5,613	6,259

Total current assets	135,904	122,655
Marketable securities, long-term	4,307	5,063
Property, equipment and improvements, net	16,376	16,678
Identifiable intangible assets, net	21,239	26,877
Goodwill	85,190	86,558
Other	879	1,117

Total assets	$263,895	$258,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,171	$5,567
Accrued compensation	4,632	3,275
Accrued professional fees	1,489	696
Accrued warranty	909	970
Deferred payment on acquisition	—	2,966
Restructuring	202	721
Other	2,514	2,339

Total current liabilities	19,917	16,534
Income taxes payable	2,639	4,893
Deferred tax liabilities	2,558	4,331
Deferred payment on acquisition	2,888	2,812
Other noncurrent liabilities	517	792

Total liabilities	28,519	29,362

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,581,979 and 28,409,198 shares issued	286	284
Additional paid-in capital	184,284	181,282
Retained earnings	89,405	82,708
Accumulated other comprehensive loss	(11,157)	(6,527)
Treasury stock, at cost, 3,613,602 and 3,708,302 shares	(27,442)	(28,161)

Total stockholders’ equity	235,376	229,586

Total liabilities and stockholders’ equity	$263,895	$258,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2010	2009
	(in thousands)
Operating activities:
Net income	$6,697	$3,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	2,002	1,899
Amortization of identifiable intangible assets and other assets	5,743	5,531
Stock-based compensation	2,603	2,690
Excess tax benefits from stock-based compensation	(39)	(44)
Deferred income tax benefit	(2,201)	(2,346)
Restructuring	(352)	1,519
Other	1,159	(67)
Changes in operating assets and liabilities	(3,287)	(8,033)

Net cash provided by operating activities	12,325	4,273

Investing activities:
Purchase of marketable securities	(38,538)	(21,615)
Proceeds from maturities of marketable securities	18,615	45,275
Deferred cash payout for acquisition of Spectrum Design Solutions, Inc.	(3,000)	—
Acquisition of assets of MobiApps Holdings Private Limited	—	(2,969)
Proceeds from sale of property and equipment	11	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,337)	(2,327)

Net cash (used in) provided by investing activities	(25,249)	18,364

Financing activities:
Payments on capital lease obligations	(8)	(311)
Excess tax benefits from stock-based compensation	39	44
Proceeds from stock option plan transactions and other	1,097	125
Proceeds from employee stock purchase plan transactions	691	787
Purchase of treasury stock	—	(6,576)

Net cash provided by (used in) financing activities	1,819	(5,931)

Effect of exchange rate changes on cash and cash equivalents	(2,117)	(1,211)

Net (decrease) increase in cash and cash equivalents	(13,222)	15,495
Cash and cash equivalents, beginning of period	48,434	14,176

Cash and cash equivalents, end of period	$35,212	$29,671

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
Recently Issued Accounting Pronouncements
In March 2010, the FASB (Financial Accounting Standards Board) issued an amendment to the accounting standards that provides guidance on criteria used to define a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent upon achievement of a milestone can be recognized in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. In addition, certain disclosures related to the milestone method of revenue recognition will be required. This amendment is effective on a prospective basis for milestones achieved beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this amendment will have on our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards that provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and for allocating and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We do not expect this amendment to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. We do not expect this amendment to have a material impact on our consolidated financial statements.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$3,812	$1,393	$6,697	$3,124

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,930	24,607	24,815	24,982

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	342	268	308	268

Denominator for diluted net income per common share — adjusted weighted average shares	25,272	24,875	25,123	25,250

Net income per common share, basic	$0.15	$0.06	$0.27	$0.13

Net income per common share, diluted	$0.15	$0.06	$0.27	$0.12

Potentially dilutive shares related to stock options to purchase 2,482,104 and 2,726,104 common shares for the three and nine month periods ended June 30, 2010, respectively, and 4,339,260 and 4,349,812 common shares for the three and nine month periods ended June 30, 2009, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3.	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is comprised of net income (loss), foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities, net of tax. Comprehensive income (loss) was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net income	$3,812	$1,393	$6,697	$3,124
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1,745)	2,919	(4,591)	(6,695)
Change in unrealized gain (loss) on investments	(34)	(47)	(27)	(50)
Less income tax benefit	13	19	10	20
Reclassification of gain included in net income	—	—	(36)	—
Less income tax benefit	—	—	14	—

Comprehensive income (loss)	$2,046	$4,284	$2,067	$(3,601)

4.	SELECTED BALANCE SHEET DATA (in thousands)

	June 30, 2010	September 30, 2009
Accounts receivable, net:
Accounts receivable	$24,871	$19,656
Less allowance for doubtful accounts	572	624

	$24,299	$19,032

Inventories:
Raw materials	$23,024	$21,359
Work in process	325	452
Finished goods	4,468	4,808

	$27,817	$26,619

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.
5.	ACQUISITION
MobiApps Holdings Private Limited
On June 8, 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (“MobiApps”), a developer of machine-to-machine (“M2M”) communications technology focusing on satellite, cellular, and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. Pursuant to the terms of the asset purchase agreements, Digi acquired the U.S. assets located in Herndon, Virginia. In addition, we established Digi Wireless Singapore Pte. Ltd. and Digi m2m Solutions India Private Limited, which acquired the assets of MobiApps’ affiliate companies, located in Singapore and India, respectively. The acquisition was a cash transaction for $3.0 million. An additional $0.5 million may be payable at the end of fiscal 2010, contingent on the achievement of certain performance milestones. As of June 30, 2010, we believe that it is unlikely that this contingency will be met. We have determined that the MobiApps acquisition is not material to our consolidated results of operations or financial condition. Therefore, pro forma financial information is not presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	MARKETABLE SECURITIES
Our marketable securities consist of commercial paper, certificates of deposit, corporate bonds and government municipal bonds. We obtain quoted market prices and trading activity for each security we hold, where available, and review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. Thirty-eight of the forty-four securities we hold were trading slightly below our amortized cost basis at June 30, 2010. We determined each decline in value to be temporary as we expect to receive full par value of our investments upon maturity and have no indication from the security issuers of default or any other factor leading us to believe the decline would be other-than-temporary. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. We monitor our investment values on an ongoing basis and record them at fair value as discussed in Note 7.
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
All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). Our marketable securities were comprised of the following:
At June 30, 2010 (in thousands)

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,992	$5	$(68)	$28,929
Commercial paper	1,999	—	—	1,999
Certificates of deposit	5,500	—	(6)	5,494
Government municipal bonds	6,545	—	(4)	6,541

Current marketable securities	43,036	5	(78)	42,963
Non-current marketable securities:
Corporate bonds	2,175	—	(8)	2,167
Government municipal bonds	2,136	4	—	2,140

Non-current marketable securities	4,311	4	(8)	4,307

Total marketable securities	$47,347	$9	$(86)	$47,270

(1)	Included in amortized cost and fair value is purchased and accrued interest of $578.

(2)	The aggregate related fair value of securities with unrealized losses as of June 30, 2010 was $36,008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	MARKETABLE SECURITIES (CONTINUED)
At September 30, 2009 (in thousands)

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (3)	Fair Value (1)
Current marketable securities:
Corporate bonds (2)	$4,236	$18	$—	$4,254
Certificates of deposit	10,022	4	(1)	10,025
Government municipal bonds	8,023	11	(2)	8,032

Current marketable securities	22,281	33	(3)	22,311
Non-current marketable securities:
Corporate bonds	5,107	—	(44)	5,063

Total marketable securities	$27,388	$33	$(47)	$27,374

(1)	Included in amortized cost and fair value is purchased and accrued interest of $264.

(2)	The Lehman Brothers Bond is included in amortized cost at a fair value of $134.

(3)	The aggregate related fair value of securities with unrealized losses as of September 30, 2009 was $9,009.
7.	FAIR VALUE MEASUREMENTS
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Fair value is applied to financial assets, such as commercial paper, certificates of deposit, corporate bonds and government municipal bonds, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period; however, the definition of fair value is applied using the above guidance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	FAIR VALUE MEASUREMENTS (CONTINUED)
The following table provides information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2010 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$16,622	$16,622	$—	$—

Available-for-sale marketable securities:
Corporate bonds	31,096	—	31,096	—
Commercial paper	1,999	—	1,999	—
Certificates of deposit	5,494	—	5,494	—
Government municipal bonds	8,681	—	8,681	—

Total cash equivalents and marketable securities measured at fair value	$63,892	$16,622	$47,270	$—

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
Level 2 Valuation Techniques
Financial assets are categorized within Level 2 of the hierarchy when their fair values are determined using quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable either directly or indirectly. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market.
Level 3 Valuation Techniques
Financial assets are categorized within Level 3 of the hierarchy when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 also may include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for the investments, such that the determination of fair value requires significant judgment or estimation. We have no financial assets valued with Level 3 inputs as of June 30, 2010 nor have we purchased or sold any Level 3 financial assets during the three months ended June 30, 2010.

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
8.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	June 30, 2010			September 30, 2009
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$46,116	$(37,786)	$8,330	$46,583	$(34,893)	$11,690
License agreements	2,840	(2,519)	321	2,840	(2,464)	376
Patents and trademarks	9,718	(6,326)	3,392	9,292	(5,536)	3,756
Customer maintenance contracts	700	(586)	114	700	(534)	166
Customer relationships	17,163	(8,433)	8,730	17,607	(7,334)	10,273
Non-compete agreements	1,028	(676)	352	1,041	(425)	616

Total	$77,565	$(56,326)	$21,239	$78,063	$(51,186)	$26,877

Amortization expense was $1.9 million for both the three months ended June 30, 2010 and 2009 and $5.7 million and $5.5 million for the nine months ended June 30, 2010 and 2009, respectively.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2010 and the five succeeding fiscal years is as follows (in thousands):

2010 (three months)	$1,807
2011	6,638
2012	4,685
2013	3,000
2014	2,362
2015	1,268
The changes in the carrying amount of goodwill were as follows (in thousands):

	Nine months ended June 30,
	2010	2009
Beginning balance, October 1	$86,558	$86,578
Acquisition of MobiApps	—	1,683
Foreign currency translation adjustment	(1,368)	(1,424)

Ending balance, June 30	$85,190	$86,837

Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. As of the close of business on June 30, 2010, our stock price was $8.27. Based on the common shares outstanding at June 30, 2010 of 24,968,377 our market capitalization was $206.5 million compared to our net asset carrying value of $235.4 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Including a control premium of 35 percent, the fair value of our reporting unit exceeded the carrying value of net assets by 18%. As the fair value exceeded the carrying value of net assets by a significant percentage, we determined that we were not at a level of risk of failing the step one test for recognition and measurement of an impairment loss as described in paragraph 350-24-35-4 of the FASB Accounting Standards Codification related to Goodwill - Recognition and Measurement of an Impairment Loss.
In June 2009, we engaged a reputable and independent national third party valuation firm to complete a control premium study which included a review of premiums paid for similar companies over the last five years. In order to compute the control premium, three methodologies were used, including (1) analyzing individual transactions within our industry, (2) analyzing industry-wide data, and (3) analyzing global transaction data. Individual transactions in the Communication Equipment and Computer & Peripherals industries were used to find transactions of target companies that operated in similar markets and shared similar operating characteristics with us. In analyzing industry-wide data, transactions in three industries were identified that encompassed the products offered by us: Office Equipment and Computer Hardware, Communications and Computer, Supplies and Services. Control premiums were considered for both domestic and international transactions. Based on our industry knowledge and recent discussions with our third party valuation firm, we concluded that the control premium study that was performed in conjunction with our annual goodwill impairment assessment on June 30, 2009 remains valid and that the 35 percent control premium used in our prior year’s assessment continues to best represent the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest given the current economic conditions.
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
Income taxes have been provided at an effective rate of (46.8%) and 4.1% for the three and nine month periods ended June 30, 2010, respectively, and (1.8%) and 7.8% for the three and nine month periods ended June 30, 2009, respectively.
In the third quarter of fiscal 2010, we recorded a discrete tax benefit of $2.2 million resulting from the reversal of tax reserves associated with the statutory closing of a prior tax year and the conclusion of an audit of prior tax years. Further, in the first quarter of fiscal 2010, we recorded a discrete tax benefit of $0.1 million related to an expiration of statute of limitations.
During the third quarter of fiscal 2009, we recorded a discrete tax benefit of $0.5 million resulting largely from an expiration of the statute of limitations for a prior tax year. Further, in the first quarter of fiscal 2009, we recorded a discrete tax benefit of $0.4 million resulting from the enactment on October 3, 2008 of the retroactive extension of the research and development tax credit for activity from January 1, 2008 to September 30, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9.	INCOME TAXES (CONTINUED)

	Nine months ended June 30,
	2010	2009
Effective tax rate before impact of discrete tax benefits from the reversal of tax reserves and retroactive extension of the research and development credit	36.6%	33.9%
Impact of discrete tax benefits	-32.5%	-26.1%

Effective tax rate	4.1%	7.8%

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Uncertain tax positions as of March 31, 2010	$4,076
Increases related to:
Prior year income tax positions	36
Decreases related to:
Prior year income tax positions	(1,708)
Expiration of the statute of limitations	(298)

Uncertain tax positions as of June 30, 2010	$2,106

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.5 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the three months ended June 30, 2010, we reversed $0.3 million in interest. As of June 30, 2010, we had $0.5 million in accrued interest and penalties on our consolidated balance sheet.
It is reasonably possible that there are tax positions taken in prior years that may be realized within the next 12 months that will decrease the total amount of unrecognized tax benefits, primarily due to the expiration of the statute of limitations for foreign tax returns. We estimate that the reduction in unrecognized tax benefits will be approximately $0.4 million.
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
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from one to five years from the date of receipt. We have the option to repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.	FINANCIAL GUARANTEES (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands):

	Three months ended June 30,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	April 1	issued	made	June 30
2010	$965	$161	$(217)	$909
2009	$1,143	$9	$(132)	$1,020

	Nine months ended June 30,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	June 30
2010	$970	$586	$(647)	$909
2009	$1,214	$353	$(547)	$1,020
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
Initial Public Offering Securities Litigation
There have been no additional developments in In re Initial Public Offering Securities Litigation since our Annual Report on Form 10-K for the year ended September 30, 2009. Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of June 30, 2010, we have an accrued liability for the anticipated settlement of $300,000 which we believe is adequate and reflects the amount of loss that is probable and a receivable related to the insurance proceeds of $50,000, which represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
Investigation

As previously reported in the third fiscal quarter 2010 earnings release of July 22, 2010, after receiving allegations regarding possible violations of our gifts, travel and entertainment policy for activities in the Asia Pacific (APAC) region by a few employees, we initiated an investigation of these policy and corresponding internal control issues, and any possible related violations of applicable law, including the Foreign Corrupt Practices Act (FCPA). We voluntarily disclosed the allegations to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC). The investigation has been under the direction of the Audit Committee, comprised solely of independent directors, utilizing outside counsel, and focused on the APAC region. For completeness purposes, the investigation reviewed certain other foreign regions where no allegations have been made. At that time, we believed the investigation was substantially complete, pending input from the DOJ and the SEC. We have been providing the DOJ and SEC with updates and our proposed remediation plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.	CONTINGENCIES (CONTINUED)

Digi has now received confirmation through discussions with representatives of the DOJ and the SEC that they will not be initiating any enforcement proceedings against Digi, including not seeking any monetary or other sanctions.

The investigation identified violations of company policy that primarily involved three individuals in Hong Kong and our Chief Financial Officer. The investigation also found an unsubstantiated accrued liability recorded in Hong Kong. All four individuals were terminated or had resigned from the company as of May 12, 2010. In the three and nine months ended June 30, 2010, we incurred additional general and administrative expense of $1.0 million related to the cost of the investigation.

As a result of the allegations and the ultimate findings of the investigation, we performed an evaluation of our internal controls over financial reporting during the third fiscal quarter of 2010 to consider the implications of these findings. A discussion of our controls evaluation and changes in internal control over financial reporting, including remediation efforts appears in Part I, Item 4 of this Quarterly Report on Form 10-Q. While we determined that no adjustment was required to our previously reported consolidated financial statements, we recorded an immaterial out-of-period adjustment this period in order to correct the unsubstantiated accrued liability in Hong Kong.

Shareholder Derivative Litigation
On June 18, 2010 and June 24, 2010, respectively, two shareholders filed derivative actions against our directors, our former Chief Financial Officer, and another executive officer, in the Hennepin County District Court, State of Minnesota, in Minneapolis. We also were named as a nominal defendant in the actions. The complaints allege that the individual defendants caused us to operate in countries with dubious business practices without having internal controls or an accounting system that were adequate to ensure that we did not violate the Foreign Corrupt Practices Act. The complaints allege causes of action against the individual defendants for (1) breach of fiduciary duty, (2) waste of corporate assets, and (3) unjust enrichment. The complaints seek to recover, purportedly on our behalf, unspecified damages, equitable relief, attorneys’ fees, and costs of litigation. On August 2, 2010, we filed a motion to dismiss these lawsuits. We are not able to predict the ultimate outcome of these actions, but they may be costly and disruptive. The total costs may not be reasonably estimated at this time. Derivative litigation can result in substantial costs and divert our management’s attention and resources, which may have a material adverse effect on our business and results of operations, including our cash flows.
Patent Infringement Lawsuit
On May 11, 2010, SIPCO, LLC filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against Digi and five other companies pertaining to the infringement of SIPCO’s patents by wireless mesh networking products. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
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

	Employee
	Termination
	Costs	Other	Total
Balance at September 30, 2009	$620	$101	$721
Restructuring charge	75	—	75
Payments	(231)	(11)	(242)
Reversal	(352)	—	(352)

Balance at June 30, 2010	$112	$90	$202

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
OVERVIEW (CONTINUED)
Net sales increased from $44.5 million in the third quarter of fiscal 2009 to $47.2 million in the third quarter of fiscal 2010, an increase of $2.7 million, or 6.2%. Net sales in the third quarter of fiscal 2010 also increased by $2.2 million, or 4.8%, compared to the second quarter of fiscal 2010. Revenue in North America increased by $5.9 million, or 25.8%, in the third fiscal quarter of 2010 compared to the year ago comparable quarter. Revenue in the Asian region increased by $1.9 million or 48.0% and in the Latin American region increased $0.5 million or 61.3% in the third fiscal quarter of 2010 compared to the year ago comparable quarter. Revenue in the EMEA (Euro, Middle East and Africa) region decreased by $5.5 million, or 31.9%, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily as a result of a large sale to a legacy Sarian Systems customer in the third fiscal quarter of 2009 and a large sale of a discontinued chip set during fiscal 2009 that was phased out as the technology was mature. The strengthening of the U.S. dollar to the British Pound and the Euro also contributed $0.5 million to the decrease in EMEA net sales in the third quarter of fiscal 2010 compared to the same period a year ago.
Our wireless product net sales grew from $15.7 million, or 35.2% of net sales, in the third quarter of fiscal 2009 to $18.9 million, or 40.0% of net sales, in the third quarter of fiscal 2010, an increase of 20.6%. Wireless product net sales increased from $43.1 million, or 34.2% of net sales, in the first nine months of fiscal 2009 to $49.8 million, or 36.8% of net sales, in the first nine months of fiscal 2010.
Our gross margins have improved from 48.2% and 49.1% for the three and nine months ended June 30, 2009, respectively, to 50.2% and 50.4% for the three and nine months ended June 30, 2010, respectively. We believe that the initiation of the restructuring plan announced in the third quarter of fiscal 2009 has contributed to the improvement in our gross margin, in addition to other cost reduction initiatives.
We suspended our non-sales incentive compensation program for fiscal 2009, for both executive management as well as a large part of the employee base. This program was reinstated at a reduced level for fiscal 2010. We also reduced our sales commission program in the last half of fiscal 2009 and we have fully restored the program in fiscal 2010. Also, during the third quarter of fiscal 2010, we incurred $1.0 million of expense related to the investigation that is discussed in Note 11 to our consolidated financial statements.
Net income and net income per diluted share increased from $1.4 million, or $0.06 per diluted share, in the third quarter of fiscal 2009 to $3.8 million, or $0.15 per diluted share, in the third quarter of fiscal 2010, an increase of $2.4 million, or $0.09 per diluted share. Net income during the third quarter of fiscal 2010 benefited by $2.2 million, or $0.09 per diluted share, resulting from the reversal of tax reserves associated with the statutory closing of a prior tax year and the conclusion of an audit of prior tax years. This was partially offset by a decrease in net income during the third quarter of fiscal 2010 by $0.7 million, net of taxes, or $0.03 per diluted share as a result of investigation expenses.
We anticipate that growth in the future will result from products and services that are developed internally as well as from products and services that are acquired. We are continuing to invest in wireless products and services while closely monitoring and controlling discretionary spending. We also are actively managing our supply chain to ensure that our key sources of supply are intact.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
	2010		2009		(decrease)	2010		2009		(decrease)
Net sales	$47,238	100.0%	$44,470	100.0%	6.2%	$135,282	100.0%	$125,916	100.0%	7.4%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	22,496	47.6	21,986	49.4	2.3	63,913	47.2	60,963	48.4	4.8
Amortization of purchased and core technology	1,024	2.2	1,047	2.4	(2.2)	3,190	2.4	3,099	2.5	2.9

Gross profit	23,718	50.2	21,437	48.2	10.6	68,179	50.4	61,854	49.1	10.2
Operating expenses	21,174	44.8	20,835	46.8	1.6	61,611	45.5	59,887	47.5	2.9

Operating income	2,544	5.4	602	1.4	322.6	6,568	4.9	1,967	1.6	233.9
Interest income and other, net	52	0.1	767	1.7	(93.2)	414	0.3	1,421	1.1	(70.9)

Income before income taxes	2,596	5.5	1,369	3.1	89.6	6,982	5.2	3,388	2.7	106.1
Income tax (benefit) provision	(1,216)	(2.6)	(24)	0.0	N/M	285	0.2	264	0.2	8.0

Net income	$3,812	8.1%	$1,393	3.1%	173.7%	$6,697	5.0%	$3,124	2.5%	114.4%

N/M=not meaningful
NET SALES
The following summarizes our net sales by product categories for the periods indicated:

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
($ in thousands)	2010		2009		(decrease)	2010		2009		(decrease)
Non-embedded	$24,948	52.8%	$24,026	54.0%	3.8%	$74,755	55.3%	$70,081	55.7%	6.7%
Embedded	22,290	47.2	20,444	46.0	9.0	60,527	44.7	55,835	44.3	8.4

Total net sales	$47,238	100.0%	$44,470	100.0%	6.2%	$135,282	100.0%	$125,916	100.0%	7.4%

Non-embedded
Our non-embedded revenue increased by $0.9 million or 3.8% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and increased by $4.7 million or 6.7% for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. The increases resulted primarily from an increase in cellular products, wireless communication adaptors, serial servers and USB products, which were offset by decreases in net sales of products from the Sarian acquisition and serial cards. Most of the increase in our non-embedded net sales took place in the North American, Asian and Latin American regions primarily resulting from a favorable product mix, offset by a decrease in the European, Middle Eastern and African (“EMEA”) region. In fiscal 2009, net sales of products from the Sarian acquisition, located in the EMEA region, were higher due to a large sale to a legacy customer of Sarian Systems, Inc. in the second and third quarters of fiscal 2009. Revenue also decreased in the EMEA region as a result of the strengthening of the U.S. Dollar to the British Pound and Euro.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Embedded
Our embedded revenue increased by $1.8 million or 9.0% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and increased by $4.7 million or 8.4% for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. Most of the increase in our embedded net sales took place in the North American, Asian and Latin American regions primarily related to increased net sales of modules and incremental net sales of satellite-related products due to our acquisition of MobiApps on June 8, 2009. This was partially offset by a decrease in net sales in the EMEA region primarily relating to a large sale of a discontinued chip set in fiscal 2009 that was phased out during fiscal 2009.
The following summarizes our net sales by geographic region:

	Three months ended June 30,		$ increase	% increase	Nine months ended June 30,		$ increase	% increase
($ in thousands)	2010	2009	(decrease)	(decrease)	2010	2009	(decrease)	(decrease)
North America (1)	$28,477	$22,631	$5,846	25.8%	$80,517	$66,500	$14,017	21.1%
EMEA	11,640	17,094	(5,454)	(31.9)	35,008	45,356	(10,348)	(22.8)
Asia countries (2)	5,905	3,991	1,914	48.0	16,478	11,601	4,877	42.0
Latin America	1,216	754	462	61.3	3,279	2,459	820	33.3

Total net sales	$47,238	$44,470	$2,768	6.2%	$135,282	$125,916	$9,366	7.4%

(1)	Includes Satellite net sales of $365 and $668 for the three and nine months ended June 30, 2010, respectively.

(2)	Includes Satellite net sales of $197 and $837 for the three and nine months ended June 30, 2010, respectively and $47 for both the three and nine months ended June 30, 2009.
The fluctuation of foreign currency rates for the three month and nine month periods ended June 30, 2010 had an unfavorable impact on net sales of $0.4 million and a favorable impact on net sales of $0.3 million, respectively, compared to the same periods a year ago.
GROSS MARGIN
Gross margins were 50.2% and 50.4% for the three and nine months ended June 30, 2010, respectively, compared to 48.2% and 49.1% for the three and nine month comparable periods ended June 30, 2009. The increase in the gross margin for both the three and nine months ended June 30, 2010 as compared to the same period a year ago was primarily due to lower manufacturing expenses related to the restructuring in the third quarter of fiscal 2009 resulting in the consolidation of manufacturing operations. The increase in gross margin was also due to a favorable product mix as a result of a large sale to a legacy customer of Sarian Systems, Inc. and a large sale in fiscal 2009 of a discontinued chip set which reduced gross margin by 1.3% and 1.0% for the three and nine months ended June 30, 2009. Product cost reductions also contributed to the increase in gross margins for the three and nine months ended June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES

	Three months ended June 30,				$ increase	Nine months ended June 30,				$ increase
($ in thousands)	2010		2009		(decrease)	2010		2009		(decrease)
Sales and marketing	$9,089	19.2%	$8,624	19.4%	$465	$27,932	20.7%	$27,225	21.6%	$707
Research and development	7,159	15.2	6,823	15.3	336	20,723	15.3	19,993	15.9	730
General and administrative	4,926	10.4	3,435	7.7	1,491	13,308	9.8	10,716	8.5	2,592
Restructuring	—	0.0	1,953	4.4	(1,953)	(352)	(0.3)	1,953	1.5	(2,305)

Total operating expenses	$21,174	44.8%	$20,835	46.8%	$339	$61,611	45.5%	$59,887	47.5%	$1,724

The net increase of $0.5 million in sales and marketing expenses for the three months ended June 30, 2010 compared to June 30, 2009 was primarily due to an increase of $0.3 million in marketing expenses, $0.1 million in compensation-related expenses and $0.1 million due to the incremental ongoing expenses resulting from our acquisition of MobiApps. The net increase of $0.7 million in sales and marketing expenses for the nine months ended June 30, 2010 as compared to June 30, 2009 was primarily due to an increase of $0.3 million in compensation-related expenses and $0.3 million due to the incremental ongoing expenses resulting from the MobiApps acquisition.
The net increase of $0.3 million in research and development expenses for the three months ended June 30, 2010 compared to June 30, 2009 was due primarily to an increase of $0.3 million pertaining to professional services and contract labor and $0.2 million related to incremental ongoing research and development expenses resulting from the MobiApps acquisition, offset by a reduction of $0.2 million related to various development projects. Research and development expenses for the nine months ended June 30, 2010 increased $0.7 million compared to the same period a year ago due primarily to an increase of incremental ongoing expenses of $0.7 million resulting from the MobiApps acquisition and $0.5 million in professional services, contract labor and certification testing, offset by a decrease of $0.5 million related to the timing of various development projects.
The net increase in general and administrative expenses of $1.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase of $1.1 million in professional fees, of which $1.0 million is investigation charges, $0.2 million of incremental ongoing expenses due to the acquisition of MobiApps and a $0.2 million increase in other general and administrative expenses. For the nine months ended June 30, 2010 compared to June 30, 2009, the net increase in general and administrative expenses of $2.6 million was due primarily to an increase of $1.1 million in professional services, of which $1.0 million is related to the investigation charges, $0.4 million in compensation-related expenses, $0.6 million in incremental ongoing expenses due to the acquisition of MobiApps and $0.5 million in other general and administrative expenses.
During the third quarter of fiscal 2009 we recorded a $2.0 million charge, which consisted of $1.8 million for employee termination costs for 86 positions and $0.2 million for contract termination fees and other relocation costs. During the second quarter of fiscal 2010, we reversed $0.4 million of the accrual as a result of lower than expected costs associated with continued medical benefits and lower than expected relocation costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER INCOME, NET
Other income, net was $0.1 million and $0.4 million for the three and nine months ended June 30, 2010, respectively, compared to $0.8 million and $1.4 million for the comparable periods ended June 30, 2009. For the three months ended June 30, 2010 compared to the three months ended June 30, 2009, interest income, net decreased $0.1 million and net foreign currency transaction gains decreased $0.6 million. The decrease of $1.0 million for the nine months ended June 30, 2010 compared to the same period a year ago was due to a $0.9 million reduction in interest income and a $0.1 million reduction in net foreign currency transaction gains. We earned an average annual interest rate of 0.5% and 0.6% for the three and nine months ended June 30, 2010, respectively, compared to 2.0% and 2.8% for the three and nine months ended June 30, 2009. The average invested balance for the three and nine months ended June 30, 2010 was $69.7 million and $68.2 million, respectively, and for the three and nine months ended June 30, 2009 the average invested balance was $55.0 million and $56.4 million, respectively.
INCOME TAXES
For the nine months ended June 30, 2010, income taxes have been provided at an effective rate of 4.1% compared to 7.8% for the nine months ended June 30, 2009. In the third quarter of fiscal 2010, we recorded a discrete tax benefit of $2.2 million resulting from the reversal of tax reserves associated with the statutory closing of a prior tax year and the conclusion of an audit of prior tax years. In the first quarter of fiscal 2010, we recorded a discrete tax benefit of $0.1 million related to an expiration of statute of limitations. During the third quarter of fiscal 2009, we recorded a discrete tax benefit of $0.5 million primarily resulting from a reversal of previously established tax reserves associated with the closing of a prior tax year. We recorded a discrete tax benefit of $0.4 million during the first quarter of fiscal 2009 resulting from the enactment on October 3, 2008 of the retroactive extension of the research and development tax credit for activity from January 1, 2008 to September 30, 2008. Total discrete tax benefits for the nine months ended June 30, 2010 and 2009 reduced the effective tax rate by 32.5 percentage points and 26.1 percentage points, respectively. We expect our annualized 2010 income tax rate, before the impact of discrete items, to be approximately 33% to 36% and after the impact of discrete items to be approximately 13% to 17%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At June 30, 2010, we had cash, cash equivalents and short-term marketable securities of $78.2 million compared to $70.7 million at September 30, 2009. Our working capital (current assets less total current liabilities) increased $9.9 million to $116.0 million at June 30, 2010 compared to $106.1 million at September 30, 2009. We anticipate total fiscal 2010 capital expenditures will be approximately $3.5 million.
Net cash provided by operating activities was $12.3 million for the nine months ended June 30, 2010 compared to $4.3 million for the nine months ended June 30, 2009, resulting in a net increase of $8.0 million. This increase was primarily due to increases in net income and net increases in accounts payable and other accrued liabilities, partially offset by increases in accounts receivable and inventory. Cash provided by operating activities also increased in the nine months ended June 30, 2010 compared to the same period a year ago due to non-cash changes in the restructuring accrual and unrealized foreign currency losses and gains.
Net cash used in investing activities was $25.2 during the nine months ended June 30, 2010 compared to net cash provided by investing activities of $18.4 million during the nine months ended June 30, 2009. The increase in net cash used was due to the timing of settlements and maturities of marketable securities. We also paid $3.0 million to the former shareholders of Spectrum Design Solutions, Inc. (Spectrum) for a deferred cash payout related to our acquisition of Spectrum.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Cash provided by financing activities was $1.8 million during the nine months ended June 30, 2010 compared to a cash usage of $5.9 million during the same period a year ago, or a net increase of $7.8 million. We used $6.6 million for the purchase of treasury stock and spent $0.3 million on payments of capital leases during the nine months ended June 30, 2009. We received $0.9 million more in proceeds from stock option and employee stock purchase plan transactions during the first nine months of fiscal 2010 as compared to the same period a year ago.
We believe the strength of our capital structure provides us with stable access to capital markets. Historically we have only accessed capital markets on a short-term basis in order to finance our acquisitions. We may need to access capital markets for future acquisitions. We believe that current financial resources, cash generated from operations, and our capacity for debt and/or equity financing will be sufficient to meet currently anticipated growth plans, including capital expenditures, working capital investments, contingent obligations and acquisitions.
The contractual and contingent obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009 did not materially change through June 30, 2010. In January 2010, we paid $3.0 million to the former shareholders of Spectrum as provided in the purchase agreement.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2010, the FASB (Financial Accounting Standards Board) issued an amendment to the accounting standards that provides guidance on criteria used to define a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent upon achievement of a milestone can be recognized in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. In addition, certain disclosures related to the milestone method of revenue recognition will be required. This amendment is effective on a prospective basis for milestones achieved beginning October 1, 2010. Early adoption is permitted. We are currently evaluating the impact this amendment will have on our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards that provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and for allocating and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. Early adoption is permitted. We do not expect this amendment to have a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. We do not expect this amendment to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Our marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities consist of commercial paper, certificates of deposit, corporate bonds and government bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. Our portfolio contains no auction rate securities. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than a year.
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
For the nine months ended June 30, 2010 and 2009, we had approximately $54.8 million and $59.4 million, respectively, of net sales to foreign customers including export sales, of which $16.9 million and $27.9 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound and Yen to the U.S. Dollar:

	Nine months ended June 30,
	2010	2009	% increase
Euro	1.3803	1.3296	3.8%
British Pound	1.5632	1.5213	2.8%
Yen	0.0110	0.0105	5.2%
A 10% change from the first nine months of fiscal year 2010 average exchange rate for the Euro, British Pound and Yen to the U.S. Dollar would have resulted in a 1.4% increase or decrease in net sales and a 2.0% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of commercial paper, certificates of deposit, government bonds and corporate bonds. We may have some credit exposure related to the fair value of our securities, which could change significantly based on changes in market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

INVESTIGATION IN HONG KONG

The previously announced investigation, which was the result of allegations that we learned of in April 2010, was completed in July 2010 (refer to Note 11 of the Condensed Consolidated Financial Statements for more detail). Soon after learning of these allegations, the Company began to take immediate remedial actions. The investigation identified violations of company policy that primarily involved three individuals in Hong Kong and our Chief Financial Officer. The investigation also found an unsubstantiated accrued liability recorded in Hong Kong. All four individuals were terminated or had resigned from the company as of May 12, 2010.

As a result of the allegations and the ultimate findings of the investigation, we performed an evaluation of our internal controls over financial reporting during the third fiscal quarter of 2010 to consider the implications of these findings. We identified deficiencies in the design of the internal reporting structure in Hong Kong, as well as deficiencies in the design of certain controls in Hong Kong, including expense reviews, cash controls, review of Hong Kong financial information and account reconciliations in both Hong Kong and the corporate office, and in the competency of those performing financial accounting and reporting activities in Hong Kong. These deficiencies allowed inappropriate activities, such as those that ultimately led to the investigation and terminations and resignation noted above, to not be prevented or detected on a timely basis. We have determined based on a review of the internal reporting structure and controls at Hong Kong in comparison to our other locations that these issues were unique to the Hong Kong entity and that the Company’s other entities had controls in place that were operating and effective. While we determined that no adjustment was required to our previously reported consolidated financial statements, we determined that the aggregation of these control

ITEM 4.	CONTROLS AND PROCEDURES (CONTINUED)

deficiencies, combined with the influence and span of control of our former CFO in the Hong Kong region and collusion on the part of the individuals involved, resulted in a material weakness in the Company’s control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies at Digi could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis.

As described below, we determined that this material weakness was remediated as of June 30, 2010.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. In response to the material weakness discussed above, the Company implemented the following remedial actions which were all completed as of June 30, 2010:

•	We terminated the three involved individuals in Hong Kong and our Chief Financial Officer resigned.

•	We realigned the reporting of our finance function in Hong Kong to ensure appropriate segregation of duties, as well as the appropriate levels of review and oversight by the corporate finance team. Further, the corporate finance team performed, and continues to perform, a monthly detailed review of all account reconciliations and transaction activity for the Hong Kong region.

•	Additional controls over cash in Hong Kong were implemented in May 2010. We restricted the use of petty cash in Hong Kong for payment of business expenditures and the signers on the Hong Kong bank accounts were replaced with two individuals in our corporate office. One of these individuals must sign all checks and authorize all wire transfers. Requests for payment in Hong Kong are forwarded to the corporate accounting department, along with supporting back-up, for approval and payment.

•	Representatives from the corporate office visited the Hong Kong office in May and June 2010 to meet with employees and the outside accounting and statutory auditing firms. During these visits, the corporate employees reinforced the code of conduct, corporate policies, Digi’s intolerance for violation of company policy and regulations, and appropriate expense reporting procedures in Hong Kong. The corporate office will continue to visit Hong Kong at least annually going forward to reinforce these policies.

•	The corporate office performed a detailed balance sheet and income statement review of the Hong Kong financial statements in each of May and June 2010. We have incorporated this detailed monthly financial statement review into our ongoing controls for Hong Kong.

•	We improved controls over the review around travel and entertainment expenses in Hong Kong which will be sustained going forward. The corporate office is currently reviewing and approving all expense reports for Hong Kong to ensure compliance to the gifts, travel and entertainment policy.

These activities have been incorporated into our internal control structure and were in place as of June 30, 2010 and will be sustained going forward such that the underlying control deficiencies that aggregated to the material weakness have been substantially remediated as of June 30, 2010, and therefore the material weakness no longer exists as of June 30, 2010.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The disclosures set forth in Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors from those previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
Entry into a Material Definitive Agreement
On August 5, 2010, the Company entered into an indemnification agreement with Brenda L. Mueller in connection with her service as an officer of the Company. Under the indemnification agreement, subject to the exceptions and limitations provided in the agreement, the Company has agreed to indemnify Ms. Mueller, to the fullest extent authorized and permitted by law and the Company’s By-Laws, against expenses and other liabilities reasonably paid in settlement of a claim arising out of her service as an officer of the Company.
The foregoing description is qualified in its entirety by the full text of the form of indemnification agreement, which is filed as Exhibit 10 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10		Form of Indemnification Agreement with directors and officers of the Company

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Acting Principal Financial Officer

32		Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended June 30, 2008 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: August 9, 2010	By:	/s/ Brenda Mueller
Brenda Mueller
Corporate Controller and Acting Principal Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	Form of Indemnification Agreement with directors and officers of the Company	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Corporate Controller and Acting Principal Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically