Form 10-K
period 2010-09-30
DIGI INTERNATIONAL INC
filed 2010-11-29
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $262,852,499 based on a closing price of $10.64 per common share as reported on the NASDAQ Global Select Market (formerly the NASDAQ National Market).
Shares of common stock outstanding as of November 23, 2010: 25,107,340

INDEX
DOCUMENTS INCORPORATED BY REFERENCE
The following table shows, except as otherwise noted, the location of information required in this Form 10-K, in our Annual Report to Stockholders for the year ended September 30, 2010 and Proxy Statement for our Annual Meeting of Stockholders scheduled for January 20, 2011. All such information set forth below under the heading “Page/Reference” is incorporated herein by reference, or included in this Form 10-K on the pages indicated.

	ITEM IN FORM 10-K	PAGE/REFERENCE
PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance	76

ITEM 11.	Executive Compensation	77

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77

ITEM 13.	Certain Relationships and Related Transactions and Director Independence	77

ITEM 14.	Principal Accounting Fees and Services	77

PART IV.

ITEM 15.	Exhibits, Financial Statement Schedules	78
EX-3.B
EX-21
EX-23
EX-24
EX-31.A
EX-31.B
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
COMPANY OVERVIEW
Digi International Inc. was formed in 1985 as a Minnesota corporation and reorganized as a Delaware corporation in 1989 in conjunction with its initial public offering. Our common stock is traded on the NASDAQ Global Select Market under the symbol DGII. With our global headquarters in Minnetonka, Minnesota, and regional sales offices throughout North America, Europe and Asia, our products are available through approximately 280 distributors located in approximately 70 countries. We also have engineering locations in North America, Europe and India.
Our first products (sold under the DigiBoard® brand) were box and board-level serial port adapters that were used to directly connect multiple peripherals, such as standalone computer terminals, to personal computers or a host computer system. During the 1990s, Ethernet became the connectivity infrastructure for businesses and over time it has been extended into factories, retail stores, restaurants, hospitals and many other environments. During the same period, the semiconductor industry was also in a phase of rapid advancement. Complete systems were being built on a single integrated circuit (chip). As part of a box or board level product, these chips could be used to build a network interface for virtually any device for which network connectivity was required. Recognizing the developing opportunities for device connectivity, we implemented a strategy in early 2000 to leverage the brand strength that we had established with the DigiBoard product line by organically

ITEM 1.	BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
developing or acquiring next-generation connectivity products and technologies that would extend the value of the Digi brand into an array of device networking applications.
During the course of the past several years, we augmented our strategy with an increased emphasis on developing wireless device connectivity solutions. In fiscal 2007, we launched our “Drop-in Networking” initiative which provides end-to-end wireless access to electronic devices in places where wires will not work or cannot be used. Drop-in Networking enables our customers to differentiate their products, provide better customer service and frequently create new revenue streams. Our Drop-in Networking initiative provides opportunities for us in the next wave of Internet growth. The initial wave was focused on connecting people, first with personal computers and then with cell phones, PDAs and other related consumer devices. This next wave focuses on connecting devices and machines. We believe that the Internet will support billions of new devices in the next several years. We are ideally positioned to take full advantage of the second wave of Internet growth with our Drop-in Networking Solutions that will provide significant market expansion in what is now being referred to in the market as wireless machine to machine (M2M) connectivity.
M2M communication works by connecting communication hardware to a physical asset so that information about its status and performance can be sent to a computer system and used to automate a business process or a human action so that a person does not have to do it manually. By incorporating products from both our embedded and non-embedded categories, our Drop-In Networking Solutions are making it easy for customers to effectively “drop-in” a wireless M2M solution.
In fiscal 2009, we expanded on our Drop-in Networking initiative and introduced the iDigi® M2M network operating platform. This Platform as a Service (PaaS) quickly and easily connects remote assets to a customer’s business applications. The iDigi® platform also includes a control center application (iDigi Manager Pro™) which enables easy provisioning, maintenance and management of the devices themselves as well as the associated connectivity. The iDigi® platform runs on a grid of Digi-managed servers. As an on-demand model, customers pay only for services consumed, conserving capital and requiring minimal infrastructure to operate.
With our breadth of products, services and management software, as well as partnerships with leading device manufacturers and application providers, we are now able to offer complete Digi Solution bundles — end-to-end, fully customizable, industry-specific solutions that can be deployed with unprecedented speed. Digi Energy, Digi Tank and Digi Fleet, the first Digi solution offerings, provide scalable, real-time monitoring and management capabilities that have previously not been available.
Digi Energy — Digi Energy was launched as the first Digi solution bundle, targeting the Smart Grid efforts of energy services providers. Creating a Smart Grid using new levels of monitoring and control to improve the efficiency, security and reliability of the grid is a major focus in the world today.
In 2010, we extended our Digi Energy offering and introduced Digi X-Grid™ solutions, which provide connectivity, control and support of all devices in the “Extended Grid.” The Extended Grid comprises devices that exist beyond the meter in homes and businesses. It is only by leveraging these devices and thereby enabling end users of energy to be actively engaged with energy producers that we can recognize the full benefits of the Smart Grid. We provide provisioning tools, Smart Energy profile certified products (e.g., gateways, modules), the iDigi® platform and other services; our partners provide devices such as meters and in-home displays, plus application integration. Together with our partners, we are making the Extended Grid a reality, with over 30,000 gateways deployed in Residential Energy Management solutions today and over 100,000 under contract.

ITEM 1.	BUSINESS (CONTINUED)
COMPANY OVERVIEW (CONTINUED)
Digi Tank — Our second Digi solution bundle is optimized for remote tank monitoring of storage tanks containing liquids, solids and gases. Tank monitoring can reduce supply chain costs and insure tank-stored inputs to a production process are available and of necessary quality. Digi Tank solutions include our wired and wireless communication gateways, ZigBee modules and ZigBee adapters; the iDigi® platform, which provides management, messaging and storage services to connect remote assets and enterprise applications; iDigi® Device Integration Application (iDigi® Dia) device connection software; a growing list of wireless sensor partners; iDigi® application partners, with ready-to-implement tank management applications; and Digi Professional Services for device and solution design, deployment planning, integration and optimization.
Digi Fleet — Digi Fleet is the third Digi solution bundle. Comprised of our rugged mobile gateways with support for Wi-Fi, cellular, ZigBee and satellite technologies, as well as the iDigi® platform and Digi Professional Services, Digi Fleet solutions provide tracking, monitoring and management of large numbers of high-value mobile assets. These solutions improve efficiency, reduce costs and meet government regulations for connecting and monitoring tractors, trailers and containers.
We continue to leverage a common core technology base to develop and provide innovative connectivity solutions to our customers. Core technology is used across product lines to provide additional functionality for customers, allowing them to get to market with network-enabled devices faster. We have positioned ourselves in the growing market of integrated hardware and software connectivity solutions to network-enable the coming generation of intelligent devices in business applications. Our Drop-in Networking products and iDigi® brand are enabling us to pivot our business from point products to solutions. We have strategic goals for the next three to five years to change our revenue mix to be 60% wireless, 60% international, and at least 15% services. We believe we are making progress towards these goals by increasing our investment in wireless products, expanding internationally, and providing full solutions which include product and services offerings to our customers.
PRODUCTS
Our products are divided into two categories: embedded and non-embedded. An embedded product is incorporated by a product developer into an electronic device (e.g., utility meter, environmental sensors, retail scanner, and medical instruments) to provide processing power and wired or wireless network connectivity to that device. Additional hardware and/or software development is required on the part of the customer when using an embedded product as the product usually is an integrated internal part of the device.
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
Embedded Networking Products
Modules — Developing a device around a chip or microprocessor involves a high level of complexity. A module is a group of components that are set up to work together, eliminating much of that complexity. An embedded module may provide somewhat less flexibility than a chip, but is much easier to implement into a product design. A number of these modules can be directly connected to iDigi®, enabling remote management and remote application connectivity.

ITEM 1.	BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
Our modules can be divided into two categories: processor modules and communications modules. Processor modules provide customers with a networked platform for use as the main processor in an embedded system and the flexibility to add in custom features and functionality, as this ensures a quick time to market development cycle for a network-enabled device. These modules are targeted as the core processors for products such as access control systems, Smart Energy devices, Point-of-Sale (POS) systems, Radio Frequency ID (RFID) readers, medical devices and instrumentation and networked displays. Communication modules are ideal for network-enabling and web-enabling a device. They enable customers who wish to easily accommodate both wired and wireless functionality in one product design. These modules make it very easy to add most any type of connectivity, especially wireless connectivity. Typically with a communication module, there is another processor performing the central processing. Adding wired or wireless network communication to a device allows companies to manage that device over a network or via the Internet.
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
Software and Development Tools — Coupled with the chips and modules are a variety of development tools and associated software to make application development easy. We provide software and tools for a variety of operating environments and developer skill sets. These include Linux® and Microsoft® Windows® Embedded CE as well as our own Net+OS, Dynamic C and Python based iDigi® Dia.
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
Satellite — Our acquisition of MobiApps Holdings Private Limited (MobiApps) in June 2009 added satellite communication products that provide worldwide satellite data transmit/receive capabilities for customers involved in satellite-based tracking and industrial remote communications. Operating over the ORBCOMM low-earth orbit satellite network, these products can significantly improve asset utilization by allowing clients to monitor, track and manage their fixed and mobile assets around the world.
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

ITEM 1.	BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
management of devices across remote networks. In addition, application connectivity, management and customization is enabled via the iDigi® platform for many of these products.
Gateways — A gateway aggregates local wireless data traffic and transports it over a cellular or other Internet Protocol (IP)-based network, usually back to a central application or database. Our gateway products, part of our Drop-in Networking solution, enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. These gateways can work in conjunction with our wireless adapters and wireless embedded modules to enable customers to monitor and manage remote devices in a non-intrusive and economical way. All of our gateway products are linked with iDigi® for secure management of devices across remote networks, application connectivity and customization.
Wireless Communication Adapters — Our wireless communication adapters are small box products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting ZigBee®, Wi-Fi® and proprietary RF technologies, we can meet most customer application requirements, such as serial cable replacement, Ethernet cable replacement, mesh networking, low cost/low power remote monitoring, simple I/O control functions, environmental sensors and long distance connectivity. In conjunction with one of our gateways, wireless communication adapters plug into iDigi® for remote management, application connectivity and customization.
Serial Servers — Serial Servers (also known as device servers and terminal servers) add wired or wireless network connectivity to a serial device. They transfer data between a serial port and an Ethernet network, turning a previously isolated device with a serial port into a fully collaborative network component. We believe that serial servers will remain an important product category as Ethernet based serial connections continue to extend beyond their current applications into many new markets such as building automation, healthcare, process control, and secure console port management on servers, routers, switches and other network equipment. Many of our serial servers can also leverage iDigi® for application connectivity, remote management and customization.
Console Servers — Console servers, or console management servers, provide access to the serial ports of network equipment such as servers, routers or switches. Our intelligent console servers enable customers to access, monitor or manage their network devices across multiple sites, both remotely over the network or via their console ports even during network outages. These console servers provide advanced auditing and logging capabilities that complement regulatory compliance efforts such as the Sarbanes-Oxley Act of 2002 and Health Insurance Portability and Accountability Act of 1996 (HIPAA).
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

ITEM 1.	BUSINESS (CONTINUED)
PRODUCTS (CONTINUED)
and applications. As Ethernet connections extend beyond current applications, the serial card products are gradually transitioning to network-attached and/or USB-attached devices. We have strengthened our product offering to meet customer needs and fully support this mature product line while working to seamlessly transition customers to newer technologies.
SERVICES
We also provide a variety of services to complement our products. Our services are included under our embedded product grouping as they are not material to our consolidated financial statements.
iDigi® — iDigi® is an M2M network operating platform, used by software developers and organizations responsible for supporting the network. iDigi® is used to connect enterprise applications to remote devices.
Digi m-Trak™ — The Digi m-Trak™ mobile asset tracking solution provides reliable, cost-effective fleet monitoring and management. Combining GPS technology and wireless communication with an easy-to-use web-based management application, the Digi m-Trak™ system ensures constant, on-demand access to fleet information at any time, from any place. Digi m-Trak™ is only available in India, and parts of the Middle East, Africa, and Southeast Asia.
Engineering Design Services — Through our subsidiary, Spectrum Design Solutions, Inc. (Spectrum), we offer engineering design services to customers that are challenged with their wireless development projects. Our specialized engineers have extensive experience in wireless technologies such as Global System for Mobile communication (GSM), Code Division Multiple Access (CDMA), Global Positioning System (GPS), Wi-Fi and proprietary radio frequency (RF) as well as Application Specific Integrated Circuit (ASIC) design, Field Programmable Gate Array (FPGA) integration, embedded software and complete turn-key product development which allows them to address virtually any wireless development need.
APPLICATION MARKETS
We believe we are a worldwide leader in commercial grade device connectivity, through network-enabling devices in stores, factories, office buildings, banks, gas stations, oil rigs, hospitals, and many other vertical environments. We are heavily focused on four application markets and we offer solution bundles as described above for energy, tank and fleet.
Smart Energy — Our products, including Digi X-Grid™ solutions, simplify and accelerate the integration of energy management systems with remote energy assets. These energy management systems are necessary for Smart Grid initiatives encompassing both energy distribution and energy consumption management. Migrating to IP-based network communications can be a challenge for utility companies, due to compatibility issues between field equipment and the applications used with them. Our products enable companies to network-enable existing products in the field without replacing hardware or rewriting existing application software and are used in Automated Meter Reading (AMR), Automated Meter Intelligence (AMI), Energy Management Services, Distribution Automation and other smart energy applications.
Tank Monitoring/Management — Our wireless Tank Monitoring/Management solutions help companies more efficiently integrate, manage and monitor remotely deployed tanks of liquids, solids and gases. We offer end-to-end, fully customizable wireless hardware, a software platform and services that can be used to create and deploy secure, highly scalable and flexible tank monitoring solutions with unprecedented speed.

ITEM 1.	BUSINESS (CONTINUED)
APPLICATION MARKETS (CONTINUED)
Fleet Management — Some of our newest products have extended our network connectivity expertise into Fleet Management. Using a combination of cellular, satellite, Wi-Fi and ZigBee wireless connectivity, these solutions provide improved operating efficiency and asset management. We provide equipment and applications for connecting and tracking commercial vehicles, primarily focused on long-haul trucking, but extending to other areas of public and private fleets, including taxis, public transit, emergency service vehicles, heavy equipment and others. Applications also include container/traffic tracking, stolen vehicle recovery, and recording driver behavior metrics.
Medical/Healthcare — We provide a way to network-enable medical equipment and devices to receive, monitor and access patient information quickly, easily, and accurately, utilizing the hospital’s existing Ethernet or wireless network to improve patient care and reduce operating costs.
In addition, we have a long history of successful deployments in other application markets, including Remote Device Management, Building Automation/Security, Traffic Management, Industrial Automation, Retail/Point-of-Sale (POS), Data Center Management, Digital Signage, and Government.
ACQUISITIONS
We have made several acquisitions in the past five fiscal years that are consistent with our corporate strategy.
•	In July 2006, we acquired MaxStream®, Inc. (MaxStream), a leader in the wireless device networking market. MaxStream supplies device manufacturers and integrators with reliable wireless modules and box products that are easy to use and allow customers to wirelessly monitor and control electronic devices. Typical applications include automated utility meter reading, oil and gas monitoring, remote control and monitoring of commercial heating and air conditioning systems, vehicle information access for fleet management, industrial controls, wireless sensors, and electronic signals. MaxStream was also a pioneer in the field of ZigBee®/802.15.4 wireless communications. The MaxStream acquisition significantly expanded our wireless offering both with embedded modules and non-embedded wireless communications adapters. The products also play a key role in our Drop-in Networking initiative. Effective October 1, 2007, MaxStream merged into Digi International Inc.

•	In April 2008, we acquired Sarian Systems, Ltd. (Sarian), a leader in the European wireless router market. Sarian designs, develops and manufactures advanced wireless/cellular IP-based routing equipment for mission critical applications. Sarian developed its own comprehensive IP-based operating system and software and can offer customers technical excellence, flexibility and rapid customization. Sarian has a strong customer base in ATM connectivity, retail and payment systems connectivity, remote monitoring telemetry, lottery terminal connectivity and wireless backup of wired broadband connections. Effective October 1, 2009, Sarian merged into Digi International (UK) Ltd.

•	In July 2008, we acquired Spectrum Design Solutions, Inc. (Spectrum), a leading design services organization. Spectrum is a wholly owned subsidiary of Digi International Inc. Spectrum focuses on solving a customer’s wireless development challenges. Spectrum’s engineers have extensive experience in wireless technologies such as GSM, CDMA, GPS, Wi-Fi and proprietary RF as well as ASIC design, FPGA integration, embedded software and complete turn-key product development which allows them to address virtually any wireless development need.

ITEM 1. BUSINESS (CONTINUED)
ACQUISITIONS (CONTINUED)
•	In June 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (MobiApps), a developer of M2M communications technology focusing on satellite, cellular and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. Pursuant to the terms of the asset purchase agreements, Digi International acquired the U.S. assets located in Herndon, Virginia. In addition, we established Digi Wireless Singapore Pte. Ltd. and Digi m2m Solutions India Private Limited, which acquired the assets of MobiApps’ affiliate companies, located in Singapore and India, respectively. MobiApps provides a new generation of products based on its own custom designed and patented mixed signal ASIC, which dramatically reduces the complexity and improves performance of satellite M2M system solutions. Satellite M2M applications include fleet management, marine vessel tracking, container tracking, agricultural monitoring, energy management, and remote field service applications. Satellite is especially suited to applications that cross country and continental boundaries, providing connectivity in very remote locations, and providing mission critical wireless backup solutions when cellular coverage is insufficient. MobiApps also has cellular and hybrid cellular/satellite products packaged with various asset tracking management services, including vehicle tracking, taxi dispatch and employee tracking, focused on markets in India and Southeast Asia.
Our products are sold under the Digi, Rabbit, iDigi®, Digi m-Trak™ and Spectrum brands. We believe the Digi and Rabbit brands have established strong identities with our targeted customer base and we believe our customers associate the Digi brand with “reliability” and the Rabbit brand with “ease of integration.” Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability. In the core module and semiconductor application environments, ease of integration is a powerful brand identity.
DISTRIBUTION AND PARTNERSHIPS
We sell our products through a global network of distributors, systems integrators, value added resellers (VARs) and to original equipment manufacturers (OEMs).
Our larger distributors include Tech Data Corporation, Arrow Electronics, Inc./NuHorizons, Ingram Micro, Synnex, Future Electronics, Miel, Atlantik Elektronik GmbH, B&B Electronics Manufacturing and Express Systems & Peripherals. We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia and Latin America. Additionally, we maintain strong relationships with catalog distributors CDW, Insight, Digi-Key and Mouser Electronics.
We maintain strategic alliances with other industry leaders to develop and market technology solutions. These include most major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, cellular carriers and Smart Grid vendors. Key partners include: Microsoft, VMware, Hewlett Packard, IBM, Dell, Toshiba, Atmel, Ember, Freescale, Qualcomm, Sierra Wireless, Ericsson, Itron, AT&T, Sprint, Verizon, Bell Mobility, Rogers and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions. With our MobiApps acquisition, we are now partnering with ORBCOMM Inc. MobiApps’ satellite communication products utilize ORBCOMM Inc.’s low-earth orbit (LEO) satellite network to monitor, track and manage customers’ fixed and mobile assets around the world.
Our customer base includes many of the world’s largest companies. We have strategic sales relationships with leading vendors, allowing them to ship our products and services as component parts of their overall solutions. These vendors include IBM, Comverge, Xata, Itron and Gilbarco, among others. Many of the world’s leading

ITEM 1.	BUSINESS (CONTINUED)
DISTRIBUTION AND PARTNERSHIPS (CONTINUED)
telecommunications companies and Internet service providers also rely on our products, including Alcatel-Lucent, AT&T, Sprint, Verizon and Siemens.
No customer comprised more than 10% of our net sales for the years ended September 30, 2010, 2009 and 2008.
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
WORKING CAPITAL
We fund our business operations through a combination of cash and cash equivalents, marketable securities and cash generated from operations. We believe that these current financial resources, cash generated from operations, and our capacity for debt and/or equity financing will be sufficient to fund our business operations for the next twelve months and beyond.
RESEARCH AND PATENTS
During fiscal years 2010, 2009 and 2008, our research and development expenditures were $27.8 million, $26.4 million and $27.1 million, respectively. From time to time, we have customers that pay for us to develop highly customizable products and we charge them fair market value for the services performed. Due to rapidly

ITEM 1.	BUSINESS (CONTINUED)
RESEARCH AND PATENTS (CONTINUED)
changing technology in the communications technology industry, we believe that our success depends primarily upon the product development skills of our personnel, and the ability to integrate acquired technologies with organically developed technologies. We have incurred in-process research and development charges in connection with our past acquisitions, which were expensed upon consummation of the acquisitions. Effective October 1, 2009 in-process research and development costs are capitalized according to new authoritative guidance issued by the Financial Accounting Standards Board (FASB) related to business combinations. Such acquired in-process research and development charges will be disclosed separately and will be incremental to the research and development expenditures disclosed above. We have not yet incurred any capitalized in-process research and development.
Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents. We have established common law and registered trademark rights on a family of marks for a number of our products. Our patents are applicable to specific technologies and currently are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.
BACKLOG
Backlog as of September 30, 2010 and 2009 was $26.8 million and $13.6 million, respectively. Most of the backlog at September 30, 2010 is expected to be shipped in fiscal 2011. Our backlog increase as of September 30, 2010 as compared to September 30, 2009 is primarily due to an improvement in domestic economic conditions and an increase in wireless customer orders. Backlog as of any particular date is not necessarily indicative of our future sales trends.
EMPLOYEES
We had 648 employees on September 30, 2010.
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
During 2010, we had approximately $75.2 million of net sales related to foreign customers including export sales, of which $27.6 million was denominated in foreign currency, predominantly the Euro and British Pound. During 2009 and 2008, we had approximately $75.2 million and $76.1 million, respectively, of net sales to foreign customers including export sales, of which $33.4 million and $45.7 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound in fiscal 2009 and predominantly the Euro in fiscal 2008. In future periods, a significant portion of sales will continue to be made in Euros and British Pounds. Financial information about geographic areas appears in Note 4 to our Consolidated Financial Statements in this Form 10-K.

ITEM 1.	BUSINESS (CONTINUED)
DIGI INTERNATIONAL WEBSITE
Our Annual Reports on Form 10-K, Proxy Statements, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.digi.com) under the “About us — Investor Relations” caption or by writing to us. This information is available free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
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
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2010, 2009 and 2008, our research and development expenses comprised 15.2%, 15.9% and 14.6%, respectively, of our net sales. If we are unable to develop new products as a result of our research and development efforts, or if the products we develop are not successful, our business could be harmed. Even if we develop new products that are accepted by our target markets, the net revenues from these products may not be sufficient to justify our investment in research and development.
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
Certain of our products provide asynchronous and synchronous data transmissions via add-on cards. The market for add-on asynchronous and synchronous data communications cards is mature. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects depend in part on our ability to acquire or develop and successfully market additional products that address growth markets.
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
Our entry into a services and solutions model, using cloud-based services, presents execution and competitive risks.
We are deploying a services and solutions model using our own internally developed hosted services and cloud-based platform, software, and supporting products. We are employing significant human and financial resources to develop and deploy this cloud-based platform and strategies. While we believe our wireless, device networking and connectivity expertise, investments in infrastructure, and our innovative environment provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Whether we are successful in this new business model depends on our execution in a number of areas, including:
•	our ability to quickly and effectively put in place the infrastructure to deploy our solution;

•	competing effectively in our targeted application markets, including energy, tank monitoring, fleet management and medical; and

•	deploying complete end-to-end solutions that accelerate our customers’ time to market.
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

ITEM 1A.	RISK FACTORS (CONTINUED)
examination of our income tax returns by the Internal Revenue Service and other U.S. and international tax authorities. We regularly assess the potential outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an effect on our operating results and consolidated financial condition.
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
Our failure to effectively comply with regulatory laws pertaining to our foreign operations could have a material adverse effect on our revenues and profitability.
We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the Foreign Corrupt Practices Act (FCPA) and all other anti-corruption laws of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of this law. Violations of the FCPA could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also deter us from selling our products in international jurisdictions, which could have a material adverse effect on our revenues and profitability.
Negative conditions in the global credit markets may impair a portion of our investment portfolio.
Our investment portfolio consists of certificates of deposit, corporate bonds and government municipal bonds. These marketable securities are classified as available-for-sale and are carried at fair market value. Some of our investments could experience reduced liquidity, resulting in an adjustment and could result in an impairment charge should the impairment be considered as other-than-temporary. This loss would be recorded in our consolidated statement of operations, which could materially adversely impact our consolidated results of operations and financial condition.
Our consolidated operating results and financial condition may be adversely impacted by worldwide economic conditions and credit tightening.
If worldwide economic conditions experience a significant downturn, these conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services. Our customers may find it difficult to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us

ITEM 1A.	RISK FACTORS (CONTINUED)
or to make timely payments to us for previous purchases. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of an economic downturn in the economy.
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
If the price of our common stock declines, we could have an impairment of our goodwill. Our value is dependent upon continued future growth in demand for our products and solutions. If such growth does not materialize or our forecasts are significantly reduced, we may impair our goodwill. We perform our annual goodwill impairment assessment on our one reporting unit at June 30 each year.
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2010, the closing price of our common stock on the NASDAQ Global Select Market ranged from $7.19 to $12.30 per share. Our closing sale price on November 23, 2010 was $9.68 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions may have a significant impact on the market price of our common stock.
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

ITEM 1A.	RISK FACTORS (CONTINUED)
and other powers as the Board of Directors may determine. Furthermore, we have a classified board of directors, which means that our directors are divided into three classes that are elected to three-year terms on a staggered basis. Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year. Under Delaware law, directors serving on a classified board may not be removed by shareholders except for cause. Also, pursuant to the terms of our shareholder rights plan, each outstanding share of common stock has one attached right. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The effect of these anti-takeover provisions may be to deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over the market price to some or all stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table contains a listing of our current property locations:

			Ownership or
		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date

Minnetonka, MN	Research & development, sales, sales support,	130,000	Owned
(Corporate headquarters)	marketing and administration

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Minneapolis, MN	Engineering services	16,837	November 2016

Waltham, MA	Research & development, sales and sales support	6,836	October 2015

Austin, TX	Sales, sales support, marketing and administration	6,563	March 2014

Davis, CA	Sales, sales support, research & development	24,000	December 2012

Lindon, UT	Sales, marketing, research & development and administration	11,986	December 2015

Herndon, VA	Sales, marketing and tech support	2,416	October 2011

Hong Kong, China	Sales, marketing and administration	4,061	February 2013

Beijing, China	Sales, marketing and administration	2,372	November 2012

Shanghai, China	Sales, marketing and administration	1,251	June 2012

Dortmund, Germany	Sales, sales support, marketing and administration	21,485	March 2013

Breisach, Germany	Sales, marketing, research & development, manufacturing, warehousing and administration	8,748	July 2013

Neuilly sur Seine, France	Sales and marketing	2,895	January 2015

Ilkley, UK	Sales, sales support, marketing and administration	5,475	October 2015

Logrono, Spain	Sales, research & development and administration	3,228	January 2017

Tokyo, Japan	Sales	1,371	November 2011

Bangalore, India	Sales, research & development and administration	9,189	July 2014
In addition to the above locations, we perform research and development activities in various other locations in the United States and sales activities in various other locations in Europe and Asia which are not deemed to be principal locations and which are not listed above. We believe that our facilities are adequate for our needs. In February 2008, we sold our facility in Dortmund, Germany and leased back approximately 40% of the property for a period of five years, with a renewal option for an additional five years.

ITEM 3.	LEGAL PROCEEDINGS
Initial Public Offering Securities Litigation
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
As previously disclosed, the parties advised the District Court on February 25, 2009 that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Several objectors have since appealed the order approving the settlement, and those appeals remain pending.
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2010, we have an accrued liability for the anticipated settlement of $300,000 which we believe is adequate and reflects the amount of loss that is probable and a receivable related to the insurance proceeds of $50,000, which represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
Shareholder Derivative Litigation
On June 18, 2010 and June 24, 2010, respectively, two shareholders filed derivative actions against our directors, our former Chief Financial Officer, and another executive officer, in the Hennepin County District Court, State of Minnesota, in Minneapolis. Digi also was named as a nominal defendant in the actions. The complaints alleged that the individual defendants caused us to operate in countries with dubious business practices without having internal controls or an accounting system that were adequate to ensure that we did not violate the Foreign Corrupt Practices Act. The complaints alleged causes of action against the individual defendants for (1) breach of fiduciary duty, (2) waste of corporate assets, and (3) unjust enrichment. The complaints sought to recover, purportedly on our behalf, unspecified damages, equitable relief, attorneys’ fees, and costs of litigation. On August 2, 2010, we filed a motion to dismiss these lawsuits. On August 16, 2010, the derivative actions were dismissed without prejudice.
Patent Infringement Lawsuit
On May 11, 2010, SIPCO, LLC filed a patent infringement lawsuit against Digi in federal court in the Eastern District of Texas. The lawsuit included allegations against Digi and five other companies pertaining to the infringement of SIPCO’s patents by wireless mesh networking products. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.

ITEM 3.	LEGAL PROCEEDINGS (CONTINUED)
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
Stock Listing
Our Common Stock trades under the symbol DGII. Since July 3, 2006, our Common Stock has traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market LLC and prior to that time was traded on the NASDAQ National Market tier. On November 23, 2010, the number of holders of our Common Stock was approximately 8,761 consisting of 180 record holders and approximately 8,581 stockholders whose stock is held by a bank, broker or other nominee.
High and low sale prices for each quarter during the years ended September 30, 2010 and 2009, as reported on the NASDAQ Stock Market LLC, were as follows:
Stock Prices

2010	First	Second	Third	Fourth
High	$9.57	$12.32	$11.48	$9.55
Low	$6.99	$8.87	$7.86	$7.29

2009	First	Second	Third	Fourth
High	$11.10	$8.98	$10.72	$10.87
Low	$6.88	$6.26	$6.40	$8.11
Dividend Policy
We have never paid cash dividends on our Common Stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for periodic stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities in the fourth quarter or fiscal year ended September 30, 2010. Of the 1,500,000 shares authorized to be repurchased, 135,638 shares remained available for repurchase at September 30, 2010.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the Nasdaq Stock Market — U.S. Companies on September 30, 2005 to September 30, 2010, the last day of fiscal 2010, with the total cumulative return on the CRSP Total Return Index for the Nasdaq Stock Market — U.S. Companies (the “CRSP Index”) and the CRSP Index for Nasdaq Telecommunications Stocks (the “Peer Index”) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2005, for our Common Stock, the CRSP Index and the Peer Index and assumes the reinvestment of all dividends.

	FY05	FY06	FY07	FY08	FY09	FY010
Digi International Inc.	100.00	125.82	132.71	95.06	79.40	88.44
CRSP Index	100.00	105.44	124.80	98.40	78.96	89.24
Peer Index	100.00	111.56	130.79	90.70	90.50	115.14

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands except per common share amounts and number of employees)

For the fiscal years ended September 30	2010	2009	2008	2007	2006
Net sales (1)	$182,548	$165,928	$185,056	$173,263	$144,663

Gross profit	$92,209	$81,265	$97,869	$91,346	$77,505
Sales and marketing	37,010	35,304	36,879	33,499	28,591
Research and development	27,825	26,381	27,040	24,176	20,861
General and administrative (2)	17,889	14,557	16,035	13,343	12,830
Restructuring (benefit) costs	(468)	1,953	—	—	—
Acquired in-process research and development	—	—	1,900	—	2,000

Operating income	9,953	3,070	16,015	20,328	13,223
Total other income, net (3)	566	1,212	2,900	3,396	2,044

Income before income taxes	10,519	4,282	18,915	23,724	15,267
Income tax provision (4)	1,578	199	6,564	3,951	4,154

Net income	$8,941	$4,083	$12,351	$19,773	$11,113

Net income per common share, basic:
Basic	$0.36	$0.16	$0.48	$0.78	$0.48

Diluted	$0.36	$0.16	$0.47	$0.76	$0.46

Balance sheet data as of September 30:
Working capital (total current assets less total current liabilities)	$122,105	$106,121	$112,236	$115,703	$83,341
Total assets	$266,965	$258,948	$271,416	$251,826	$225,321
Long-term debt and capital lease obligations	$—	$9	$345	$358	$725
Stockholders’ equity	$240,556	$229,586	$231,934	$222,905	$193,830
Book value per common share (stockholders’ equity divided by outstanding shares)	$9.59	$9.29	$9.14	$8.73	$7.74
Number of employees as of September 30	648	634	663	564	549

(1)	Acquisitions provided the following net sales during the year of acquisition: MobiApps in fiscal 2009 of $0.4 million, Sarian and Spectrum in fiscal 2008 of $6.5 million and MaxStream in fiscal 2006 of $3.2 million.

(2)	Included in general and administration expense in fiscal 2010 is $1.4 million ($0.9 million after tax) of investigation and remediation expenses (see Note 19 to our Consolidated Financial Statements).

(3)	Included in total other income, net is an other-than-temporary impairment charge of $1.0 million ($0.7 million after tax) recorded during fiscal 2008 on an investment in a bond issued by Lehman Brothers (see Note 6 to our Consolidated Financial Statements).

(4)	In fiscal 2010, 2009 and 2008, we recorded net discrete tax benefits of $2.3 million, $1.2 million and $0.5 million, respectively (see Note 10 to our Consolidated Financial Statements). In fiscal 2007 and 2006, we reversed income tax reserves of $4.3 million and $1.6 million, respectively, primarily due to the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year and other discrete tax benefits for fiscal 2007 and the settlement of tax audits with the French government in fiscal 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We operate in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. We help customers connect, monitor, and control local or remote electronic devices over a network, via the Internet or via satellite.
Our revenues consist of products that are in non-embedded and embedded product groupings. The embedded products include modules, chips, software and development tools, single-board computers, satellite communication products and engineering design services. Non-embedded products include cellular routers, cellular gateway products, wireless communications adapters, serial servers, console servers, USB connected products, remote display products and serial cards. Our non-embedded serial cards are in the mature phase of their product life cycles. Our strategy is to focus on key applications, customers and markets to efficiently manage the migration from products that are in the mature phase of their product life cycles to other newer technologies.
We experienced an increase in both revenue and profitability in fiscal 2010 compared to the prior fiscal year as we partially recovered from the domestic economic downturn and benefited from actions taken in fiscal 2009 to position ourselves for growth. Our business was negatively impacted by the effects of the severe downturn in the economy in fiscal 2009, and we experienced a reduction in demand for our products in all geographic locations. In response to the depressed economic conditions, we put in place a restructuring plan that included various cost reduction actions. We also reduced our investment in lower growth product lines while increasing our investment in wireless products and solutions that include hardware, software and services. These actions allowed us to reduce our profit breakeven point and remain profitable despite the negative economic conditions that existed throughout fiscal 2009.
Net sales were $182.5 million for fiscal 2010 compared to $165.9 million in fiscal 2009, an increase of $16.6 million, or 10.0%. Our wireless product net sales grew from $56.2 million, or 33.9% of net sales, in fiscal 2009 to $66.4 million, or 36.3% of net sales, in fiscal 2010, an increase of 18.0%. We expect continued strength in wireless products net sales resulting from large customer opportunities for our wireless solutions, primarily in the Smart Grid, fleet management and medical markets.
Gross profit increased by $10.9 million, or 13.5% in fiscal 2010. Gross margin improved from 49.0% for the fiscal year ended September 30, 2009 to 50.5% for the fiscal year ended September 30, 2010. The business restructuring discussed above contributed to the improvement in our gross margin, in addition to other cost reduction initiatives.
Total operating expenses were $82.3 million in fiscal 2010 compared to $78.2 million in fiscal 2009, an increase of $4.1 million, or 5.2%. We suspended our non-sales incentive compensation program for fiscal 2009, for both executive management as well as a large part of the employee base. This program was reinstated at a reduced level for fiscal 2010. We also reduced our sales commission program in the last half of fiscal 2009 and we fully restored the program in fiscal 2010. Also, during the last six months of fiscal 2010, we incurred $1.4 million of expense related to the investigation and remediation that is discussed in Note 19 to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
Net income was $8.9 million, or 4.9% of net sales, in fiscal 2010 compared to $4.1 million, or 2.5% of net sales in fiscal 2009. Net income during fiscal 2010 benefited by $2.3 million, resulting from the reversal of tax reserves associated with the statutory closing of a prior tax year and the conclusion of an audit of prior tax years. Net income during fiscal 2009 benefited by $1.2 million, resulting from the reversal of tax reserves associated with the extension of the research and development credit, the resolution of certain state tax matters, and the closing of a prior tax year.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information from our Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

							% Increase (decrease)
							2010	2009
	Year ended September 30,						compared	compared
($ in thousands)	2010		2009		2008		to 2009	to 2008
Net sales	$182,548	100.0%	$165,928	100.0%	$185,056	100.0%	10.0%	(10.3)%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	86,266	47.3	80,470	48.5	83,096	44.9	7.2	(3.2)
Amortization of purchased and core technology	4,073	2.2	4,193	2.5	4,091	2.2	(2.9)	2.5

Gross profit	92,209	50.5	81,265	49.0	97,869	52.9	13.5	(17.0)
Operating expenses:
Sales and marketing	37,010	20.3	35,304	21.3	36,879	20.0	4.8	(4.3)
Research and development	27,825	15.2	26,381	15.9	27,040	14.6	5.5	(2.4)
General and administrative	17,889	9.8	14,557	8.7	16,035	8.6	22.9	(9.2)
Restructuring (benefit) costs	(468)	(0.3)	1,953	1.2	—	—	(124.0)	N/M
In-process research and development	—	—	—	—	1,900	1.0	N/M	(100.0)

Total operating expenses	82,256	45.0	78,195	47.1	81,854	44.2	5.2	(4.5)

Operating income	9,953	5.5	3,070	1.9	16,015	8.7	224.2	(80.8)
Total other income, net	566	0.3	1,212	0.7	2,900	1.5	(53.3)	(58.2)

Income before income taxes	10,519	5.8	4,282	2.6	18,915	10.2	145.7	(77.4)
Income tax provision	1,578	0.9	199	0.1	6,564	3.5	693.0	(97.0)

Net income	$8,941	4.9%	$4,083	2.5%	$12,351	6.7%	119.0%	(66.9)%

N/M means not meaningful
NET SALES
Net sales were $182.5 million in fiscal 2010 compared to $165.9 million in fiscal 2009, an increase of $16.6 million or 10.0%, primarily due to an increase of $26.8 million in the net sales of modules, cellular products, serial servers, wireless communication adaptors, USB products, engineering design services and satellite-related products. This was partially offset by a decrease of $4.9 million in net sales of products included in our product portfolio resulting from the Sarian acquisition which were higher in fiscal 2009, primarily due to a large sale to a legacy customer, and a decrease of $5.3 million in net sales due to large sales of a discontinued chip set in fiscal 2009. The increase in net sales in fiscal 2010 compared to fiscal 2009 is primarily driven by increased volume and demand rather than pricing changes. We did not experience a material change in revenue due to pricing. As we continue to focus on growing our wireless sales, our wireless product net sales grew from $56.2 million, or 33.9% of net sales, in fiscal 2009, to $66.4 million, or 36.3% of net sales, in fiscal 2010, or an increase of 18.0%.
Net sales were $165.9 million in fiscal 2009 compared to $185.1 million in fiscal 2008, a decrease of $19.2 million or 10.3%. Revenue decreased primarily due to weakened economic conditions and changes in product

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
mix. Net sales in fiscal 2009 and 2008 included $20.7 million and $6.5 million of net sales from Sarian and Spectrum products, respectively. Fiscal 2009 net sales also included $0.4 million attributable to MobiApps which was acquired on June 8, 2009. Fiscal 2008 net sales also included $6.5 million of net sales from Sarian and Spectrum from their dates of acquisition. Net sales from all other product lines decreased by $33.8 million, or 18.9%, during fiscal 2009 as compared to fiscal 2008, primarily due to weakened economic conditions, except for increases in net sales of cellular, wireless communication adapters and chips and software.
Fluctuation in foreign currency rates compared to the prior year’s rates had an unfavorable impact on net sales of $0.3 million in fiscal 2010 and $5.9 million in fiscal 2009 and a favorable impact on net sales of $2.2 million in fiscal 2008.
Net Sales by Product Category
The following table presents our revenue by product category:

	Net Sales			% of Net Sales
($ in millions)	2010	2009	2008	2010	2009	2008
Non-embedded	$100.1	$91.2	$98.5	54.9%	55.0%	53.2%
Embedded	82.4	74.7	86.6	45.1%	45.0%	46.8%

Total	$182.5	$165.9	$185.1	100.0%	100.0%	100.0%

Non-Embedded
Non-embedded products net sales increased $8.9 million, or 9.7%, in fiscal 2010 compared to fiscal 2009. The increase was mostly due to a $13.8 million increase in net sales of cellular products, serial servers, wireless communication adaptors and USB products, offset by a decrease of $4.9 million in net sales of products included in our product portfolio resulting from the Sarian acquisition which were higher in fiscal 2009 primarily due to a large sale to a legacy customer.
Non-embedded products net sales decreased $7.3 million, or 7.3%, in fiscal 2009 compared to fiscal 2008 due mostly to decreases in sales of serial cards, serial servers and USB connected products, partially offset by increases in cellular and wireless communication adapters. Non-embedded net sales related to Sarian branded products were $16.2 million in fiscal 2009 compared to $5.7 million in fiscal 2008, which included five months of Sarian net sales from the date of acquisition.
Embedded
Embedded products net sales increased $7.7 million, or 10.4%, in fiscal 2010 compared to fiscal 2009. The increase was primarily due to a $13.0 million increase in net sales of modules and satellite-related products, partially offset by a decrease of $5.3 million primarily related to large sales of a discontinued chip set in fiscal 2009.
Embedded products net sales decreased $11.9 million, or 13.8%, in fiscal 2009 compared to fiscal 2008 due mostly to decreases of modules and network interface cards, partially offset by an increase in chips and software. Embedded net sales in fiscal 2009 also include incremental net sales of $3.8 million from Spectrum design services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Net Sales by Distribution Channel
The following table presents our revenue by distribution channel:

	Net Sales			% of Net Sales
($ in millions)	2010	2009	2008	2010	2009	2008
Direct / OEM channel	$66.2	$78.5	$87.5	36.3%	47.3%	47.3%
Distribution channel	116.3	87.4	97.6	63.7%	52.7%	52.7%

Total company	$182.5	$165.9	$185.1	100.0%	100.0%	100.0%

During fiscal 2010, net sales in the Distribution channel increased by $28.9 million, or 33% compared to net sales in fiscal 2009. Net sales in fiscal 2010 in the Direct / OEM channel decreased by $12.3 million, or 15.7% compared to the prior fiscal year. The increase in net sales in the Distribution channel compared to the Direct / OEM channel is primarily due to fulfillment of customer orders for wireless products.
The decreases in net sales in both the Direct / OEM and the Distribution channels during fiscal 2009 compared to fiscal 2008 primarily resulted from a weakened economy.
We continued to focus on maintaining our channel strategy, which includes employing additional channel partners and releasing complementary products.
Net Sales by Geographic Area
Our revenue by geographic location of our customers is as follows:

	Net Sales			% of Net Sales
($ in millions)	2010	2009	2008	2010	2009	2008
North America	$107.3	$90.7	$107.3	58.8%	54.7%	58.0%
Europe, Middle East & Africa	47.7	56.0	53.0	26.2%	33.7%	28.6%
Asian countries	22.7	15.6	19.7	12.4%	9.4%	10.6%
Latin America	4.8	3.6	5.1	2.6%	2.2%	2.8%

Total net sales	$182.5	$165.9	$185.1	100.0%	100.0%	100.0%

Net sales in fiscal 2010 increased $16.6 million over fiscal 2009 as the U.S. economy partially recovered from the domestic economic downturn. International net sales remained the same and were $75.2 million, or 41.2% of net sales, in fiscal 2010, compared to $75.2 million, or 45.3% of net sales, in fiscal 2009.
Net sales in fiscal 2010 for North America increased $16.6 million due to an increase in non-embedded products of $11.8 million and embedded products of $4.8 million. Net sales in fiscal 2009 as compared to fiscal 2008 decreased $20.5 million in North America, partially offset by incremental revenue of $3.8 million from the Spectrum acquisition in July 2008.
Net sales in Europe, Middle East, and Africa (“EMEA”) decreased $8.3 million from fiscal 2009 to fiscal 2010 as fiscal 2009 included large sales of a discontinued chip set and a large sale to a legacy customer of Sarian. The increase in net sales in EMEA during fiscal 2009 and 2008 is primarily due to the acquisition of Sarian in April 2008, which provided revenue of $16.2 million and $5.7 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Revenue for the Latin America and Asian countries increased by $8.3 million in fiscal 2010 compared to fiscal 2009, and revenue decreased by $5.6 million in fiscal 2009 compared to fiscal 2008. The increase in revenue for fiscal 2010 for both Latin America and Asian countries was due to an increase of $4.9 million of embedded products and $3.4 million of non-embedded products. Also in fiscal 2010, we recorded a full year of net sales related to the MobiApps acquisition compared to three months of net sales in fiscal 2009. The decrease in revenue for fiscal 2009 compared to fiscal 2008 for Latin America was primarily due to a reduction in net sales of non-embedded products and for Asian countries was due to a reduction in net sales of both embedded and non-embedded products primarily resulting from the global economic conditions in both regions. MobiApps revenue of $0.3 million from date of acquisition of June 2009 is included in fiscal 2009 Asian countries revenue.
GROSS PROFIT
2010 compared to 2009
Gross profit was $92.2 million and $81.3 million in fiscal 2010 and 2009, respectively, an increase of $10.9 million, or 13.5%. The gross margin for fiscal 2010 was 50.5% compared to 49.0% in fiscal 2009. Gross margin increased 2.1% primarily due to a reduction of costs as a result of the business restructuring in fiscal 2009 and other cost reduction initiatives and also increased 0.3% related to a reduction in amortization of purchased and core technology as some technology is fully amortized. This was partially offset by a 0.9% decrease in gross margin due to unfavorable product mix primarily related to cellular and certain embedded products. Amortization of purchased and core technology was $4.1 million or 2.2% of net sales in fiscal 2010 as compared to $4.2 million or 2.5% of net sales in fiscal 2009.
2009 Compared to 2008
Gross margin for fiscal 2009 was 49.0% compared to 52.9% for 2008. The decrease in gross margin is primarily a result of product and customer mix changes as we had a large sale to a legacy customer which generated a lower gross margin. The gross margin also decreased due to an increase in the amortization of purchased and core technology due to the acquisitions of Sarian, Spectrum and MobiApps. Amortization of purchased and core technology was $4.2 million or 2.5% of net sales in fiscal 2009 as compared to $4.1 million or 2.2% of net sales in fiscal 2008.
OPERATING EXPENSES
2010 Compared to 2009
Operating expenses were $82.3 million in fiscal 2010, an increase of $4.1 million or 5.2%, compared to $78.2 million in fiscal 2009. Compensation-related expenses, including salaries, incentive compensation, commissions and stock-based compensation increased $1.8 million as we fully restored the sales commission program and partially reinstated our non-sales incentive compensation program for fiscal 2010. We also incurred professional fees of $1.4 million related to the investigation and remediation that is discussed in Note 19 to our consolidated financial statements and incremental ongoing expenses related to the fiscal 2009 MobiApps acquisition of $1.6 million.
Sales and marketing expenses were $37.0 million in fiscal 2010, an increase of $1.7 million or 4.8%, compared to $35.3 million in fiscal 2009. The increase was due to an increase of $1.0 million in commission expense, $0.4 million in incremental expenses for MobiApps and $0.3 million of other various sales and marketing expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
Research and development expenses were $27.8 million in fiscal 2010, an increase of $1.4 million or 5.5%, compared to $26.4 million in fiscal 2009. The increase was due to an increase of $0.9 million in professional services, contract labor and certification testing, $0.7 million in incremental expenses for MobiApps, and $0.4 million of compensation-related expenses, offset by a net reduction of $0.6 million of expense primarily related to a development project that was completed in fiscal 2009.
General and administrative expenses were $17.9 million in fiscal 2010, an increase of $3.4 million or 22.9%, compared to $14.5 million in fiscal 2009. General and administrative expenses increased by $2.0 million due to increased professional fees which includes $1.4 million of investigation and remediation fees (see Note 19 to our Consolidated Financial Statements). In addition, the incremental expenses for MobiApps increased general and administrative expenses by $0.5 million, compensation-related expenses increased by $0.3 million and other miscellaneous general and administrative expenses increased by $0.6 million.
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
RESTRUCTURING
On April 23, 2009 we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. The restructuring included the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minnetonka, Minnesota headquarters. We paid a lease cancellation fee for one of the leased facilities in Davis and had vacated the facility as of September 30, 2009. We continue to maintain non-manufacturing activities at the remaining leased facility in Davis, California. As a result of these initiatives, during the third quarter of fiscal 2009 we recorded a $2.0 million charge, which consisted of $1.8 million for employee termination costs for 86 positions and $0.2 million for contract termination fees and other relocation costs.
All 86 positions were vacated as of September 30, 2009. The employee termination costs included severance and the associated costs of continued medical benefits and outplacement services. The other restructuring expenses included contract termination fees for non-renewal of lease terms relating to one of the facilities in Davis, California and relocation expenses for employees.
During fiscal 2010, we recorded an additional $0.1 million for an additional six months of continued medical benefits as a result of new healthcare legislation passed in December 2009 related to the aforementioned restructuring. Also during fiscal 2010 we reversed $0.5 million of the restructuring accrual since costs associated with continued medical benefits and relocation were lower than expected.
ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
Sarian Systems, Ltd.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”). Prior to the acquisition, Sarian was a privately held corporation. Sarian is located in the United Kingdom and is a leader in the European wireless router market. The total purchase price of $30.9 million was for all of the outstanding ordinary shares of Sarian.
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
OTHER INCOME, NET
2010 Compared to 2009
Total other income, net was $0.6 million in fiscal 2010, a decrease of $0.6 million compared to $1.2 million in fiscal 2009. We realized interest income on marketable securities and cash and cash equivalents of $0.4 million in fiscal 2010 compared to $1.4 million in fiscal 2009. Although our average investment balance during fiscal 2010 was $69.0 million compared to $57.6 million in fiscal 2009, the decrease in interest income was primarily due to a lower than average interest rate as we earned an average interest rate of 0.5% during fiscal 2010 compared to 2.4% during fiscal 2009. Interest expense was $0.1 million in fiscal 2010 as compared to $0.3 million in fiscal 2009 as we made one of the deferred payments during fiscal 2010 for the Spectrum acquisition. Other income, net also increased $0.3 million related to a net increase in foreign currency transaction gains in fiscal 2010 compared to fiscal 2009.
2009 Compared to 2008
Other income, net was $1.2 million in fiscal 2009, a decrease of $1.7 million compared to $2.9 million in fiscal 2008. During fiscal 2009, we realized $1.4 million of interest income on marketable securities and cash and cash equivalents compared to $3.6 million during fiscal 2008. The decrease in interest income was due to lower average investment balances and lower average interest rates. The average investment balance during fiscal 2009 was $57.6 million compared to $77.1 million for fiscal 2008. We earned an average interest rate of 2.4% during fiscal 2009 compared to 4.5% for fiscal 2008. Other income, net also decreased $0.4 million related to a net decrease in foreign currency transaction gains in fiscal 2009 compared to fiscal 2008. Further, we recorded an other-than-temporary impairment charge of $1.0 million in fiscal 2008 related to a bond issued by Lehman Brothers. No additional impairment was recorded in fiscal 2009.
INCOME TAXES
Our effective income tax rate was 15.0%, 4.6% and 34.7% for fiscal 2010, 2009 and 2008, respectively.
During fiscal 2010, we reversed $2.3 million in income tax reserves associated primarily with the closing of prior tax years through statute expiration and the conclusion of a federal tax audit. While the statutes of limitations have not expired, U.S. federal income tax returns for the periods ended September 30, 2007 and September 30, 2008 have been audited by and settled with the Internal Revenue Service. The aforementioned income tax benefits resulting from the reversal of income tax reserves and other discrete tax benefits reduced the effective tax rate by 22 percentage points in fiscal 2010.
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
INFLATION
Management believes that during fiscal years 2010, 2009 and 2008, inflation has not had a material effect on our operations or on our consolidated financial position.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We had cash, cash equivalents and short-term marketable securities of $87.6 million, $70.7 million and $73.5 million at September 30, 2010, 2009 and 2008, respectively. Our working capital was $122.1 million, $106.1 million and $112.2 million at September 30, 2010, 2009 and 2008, respectively.
Consolidated Statement of Cash Flow Highlights (in thousands)

	Year ended September 30,
	2010	2009	2008
Operating activities	$16,095	$15,686	$24,070
Investing activities	(15,167)	25,286	(22,370)
Financing activities	2,604	(5,427)	(2,564)
Effect of exchange rate changes on cash and cash equivalents	(1,023)	(1,287)	(3,335)

Net increase (decrease) in cash and cash equivalents	$2,509	$34,258	$(4,199)

Net cash provided by operating activities was $16.1 million during fiscal 2010 compared to $15.7 million during fiscal 2009, a net increase of $0.4 million. This net increase is due to an increase in net income of $4.9 million and a net increase of $0.2 million of other non-cash items, offset by a decrease of $1.0 million in deferred income taxes and a $3.7 million decrease due to changes in working capital. Changes in working capital decreased cash flows by $3.7 million primarily due to an $11.9 million decrease in accounts receivable as the receivables balance increased due to higher revenue in September 2010 than in September 2009. Inventory levels were approximately the same at September 30, 2010 and 2009, however inventories decreased $3.6 million at September 30, 2009 compared to 2008. This was offset by a net increase of $6.0 million related to changes in accounts payable and a net increase of $5.8 million related to changes in other assets and accrued expenses. Net cash provided by operating activities was $15.7 million during fiscal 2009 compared to $24.1 million for fiscal 2008, a net decrease of $8.4 million. This net decrease is primarily due to a decrease in net income of $8.3 million, and decreases of $1.0 million related to an other-than-temporary impairment charge during fiscal 2008, $1.1 million in deferred income taxes, and $1.9 million related to an in-process research and development charge in fiscal 2008. This was partially offset by an increase of $1.1 million of other non-cash items and an increase of $3.5 million due to changes in working capital. The changes in working capital increased cash flows by $3.5 million primarily due to increases resulting from changes in accounts receivable and inventories, partially offset by decreases in accounts payable, income taxes payable (receivable) and other accrued expenses.
Net cash used by investing activities was $15.2 million in fiscal 2010 as compared to net cash provided by investing activities of $25.3 million during fiscal 2009, a net decrease of $40.5 million. Net purchases of marketable securities in fiscal 2010 offset by net settlements of marketable securities in fiscal 2009 resulted in a net decrease of $41.3 million. We used cash of $3.0 million for a deferred payment related to the Spectrum acquisition. In fiscal 2009 we spent $3.0 million related to the acquisition of the assets of MobiApps and reduced our capital expenditures by $0.8 million. Net cash provided by investing activities was $25.3 million in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
fiscal 2009 as compared to net cash used by investing activities of $22.4 million in fiscal 2008, an increase of $47.7 million. The increase is a result of $23.5 million of additional net proceeds of marketable securities. Cash spent on acquisitions and contingent purchase price payments in fiscal 2008 was $33.2 million compared to $3.0 million in fiscal 2009. We spent $0.5 million less in fiscal 2009 as compared to fiscal 2008 on capital expenditures. In fiscal 2008 we received $6.9 million relating to the sale of our building in Dortmund, Germany in fiscal 2008 (see Note 12 to our Consolidated Financial Statements) offset by a deposit of $0.4 million in a restricted cash account related to the leaseback.
Net cash provided by financing activities was $2.6 million in fiscal 2010 as compared to net cash used in financing activities of $5.4 million in fiscal 2009, a net increase of $8.0 million. We spent $6.6 million related to treasury stock repurchases in fiscal 2009. In fiscal 2010 compared to fiscal 2009, we received an additional $1.1 million in proceeds from the exercise of stock options and employee stock purchase plan transactions and spent $0.3 million less in capital lease payments. Net cash used in financing activities was $5.4 million in fiscal 2009 as compared to $2.6 million in fiscal 2008, a net decrease of $2.9 million as a result of a $1.4 million decrease from the exercise of stock options and employee stock purchase plan transactions and $1.5 million of additional cash usage for the repurchase of treasury stock.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations for the next twelve months and beyond.
The following summarizes our contractual obligations at September 30, 2010:

	Payments due by fiscal period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$7,370	$2,389	$3,516	$1,222	$243
Deferred payments on acquisition	3,000	3,000	—	—	—

Total contractual cash obligations	$10,370	$5,389	$3,516	$1,222	$243

The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.8 million as of September 30, 2010. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.
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
During 2010, we had approximately $75.2 million of net sales related to foreign customers including export sales, of which $27.6 million was denominated in foreign currency, predominantly the Euro and British Pound.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FOREIGN CURRENCY (CONTINUED)
During 2009 and 2008, we had approximately $75.2 million and $76.1 million, respectively, of net sales to foreign customers including export sales, of which $33.4 million and $45.7 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound in fiscal 2009 and predominantly the Euro in fiscal 2008. In future periods, a significant portion of sales will continue to be made in Euros and British Pounds.
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
RECENT ACCOUNTING DEVELOPMENTS
In March 2010, the FASB (Financial Accounting Standards Board) issued an amendment to the accounting standards that provides guidance on criteria used to define a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent upon achievement of a milestone can be recognized in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. In addition, certain disclosures related to the milestone method of revenue recognition will be required. We adopted this provision on October 1, 2010. We do not expect this amendment to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards that provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and for allocating and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. We adopted this provision on October 1, 2010. We do not expect this amendment to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. We adopted this provision on October 1, 2010. We do not expect this amendment to have a material impact on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make

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
We believe the following critical accounting policies impact our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Under these criteria, product revenue is generally recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.1 million at both September 30, 2010 and 2009.
We also generate revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services and royalties. Revenue recognized resulting from such non-product sales represented 3.3%, 3.0% and 1.2% of net sales in fiscal 2010, 2009 and 2008, respectively. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.5 million at September 30, 2010 and $0.6 million at September 30, 2009.
INVENTORIES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for the net realizable value of inventories.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. At June 30, 2010, our market capitalization was below the carrying value of our reporting unit. However, our market capitalization plus our estimated control premium of 35% resulted in a fair value in excess of our carrying value and therefore no impairment was indicated. In order for our carrying value to equal fair value, we would have required approximately a 14% control premium. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years. At September 30, 2010, our market capitalization, which is an indicator of fair value, continued to be below the carrying value of our reporting unit; however, including the control premium there continued to be no indication of goodwill impairment at September 30, 2010. In order for our carrying value to equal fair value, we would have required approximately a 1% control premium.

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
We have unrecognized tax benefits of $2.8 million classified as a long-term liability as we do not expect significant payments to occur over the next 12 months. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is $2.2 million. We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from one to five years from the date of receipt. We have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $0.9 million at September 30, 2010 and $1.0 million at September 30, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge against interest rate risk.
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
During fiscal 2010, the average monthly exchange rate for the Euro to the U.S. Dollar increased by approximately 0.2% from 1.3547 to 1.3574, the average monthly exchange rate for the British Pound to the U.S. Dollar increased approximately 0.5% from 1.5517 to 1.5596 and the average monthly exchange rate for the Japanese Yen to the U.S. Dollar increased by approximately 6.2% from .0105 to ..0112. A 10.0% change from the 2010 average exchange rate for the Euro, British Pound and Yen to the U.S. Dollar would have resulted in a 1.5% increase or decrease in annual net sales and a 2.0% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rate.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, corporate bonds and government bonds. We may have some exposure related to the fair value of our securities, which could change significantly based on changes in market conditions. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Digi International Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 23, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common share data)

For the fiscal years ended September 30,	2010	2009	2008
Net sales	$182,548	$165,928	$185,056
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	86,266	80,470	83,096
Amortization of purchased and core technology	4,073	4,193	4,091

Gross profit	92,209	81,265	97,869

Operating expenses:
Sales and marketing	37,010	35,304	36,879
Research and development	27,825	26,381	27,040
General and administrative	17,889	14,557	16,035
Restructuring (benefit) costs	(468)	1,953	—
Acquired in-process research & development	—	—	1,900

Total operating expenses	82,256	78,195	81,854

Operating income	9,953	3,070	16,015

Other income (expense):
Interest income	355	1,406	3,579
Interest expense	(138)	(257)	(174)
Impairment of marketable security	—	—	(1,015)
Other income, net	349	63	510

Total other income, net	566	1,212	2,900

Income before income taxes	10,519	4,282	18,915
Income tax provision	1,578	199	6,564

Net income	$8,941	$4,083	$12,351

Net income per common share:
Basic	$0.36	$0.16	$0.48

Diluted	$0.36	$0.16	$0.47

Weighted average common shares, basic	24,865	24,901	25,659

Weighted average common shares, diluted	25,154	25,183	26,242

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

As of September 30,	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$50,943	$48,434
Marketable securities	36,634	22,311
Accounts receivable, net	24,090	19,032
Inventories	26,550	26,619
Deferred tax assets	3,344	2,415
Other	2,141	3,844

Total current assets	143,702	122,655

Marketable securities	—	5,063
Property, equipment and improvements, net	16,396	16,678
Identifiable intangible assets, net	19,851	26,877
Goodwill	86,210	86,558
Deferred tax assets	320	440
Other	486	677

Total assets	$266,965	$258,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,449	$5,567
Accrued expenses:
Compensation	5,850	3,275
Warranty	877	970
Other	4,507	3,756
Deferred payment on acquisition	2,914	2,966

Total current liabilities	21,597	16,534

Deferred tax liabilities	1,457	4,331
Income taxes payable	2,838	4,893
Deferred payment on acquisition	—	2,812
Other noncurrent liabilities	517	792

Total liabilities	26,409	29,362

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,666,311 and 28,409,198 shares issued	287	284
Additional paid-in capital	185,427	181,282
Retained earnings	91,649	82,708
Accumulated other comprehensive loss	(9,589)	(6,527)
Treasury stock, at cost, 3,584,215 and 3,708,302 shares	(27,218)	(28,161)

Total stockholders’ equity	240,556	229,586

Total liabilities and stockholders’ equity	$266,965	$258,948

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the fiscal years ended September 30,	2010	2009	2008
Operating activities:
Net income	$8,941	$4,083	$12,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,649	2,581	2,488
Amortization of identifiable intangible assets and other assets	7,484	7,476	6,830
Bad debt/product return (benefit) provision, net	175	(265)	308
Inventory obsolescence	848	881	536
Excess tax benefits from stock-based compensation	(47)	(80)	(184)
Impairment on marketable security	—	—	1,015
Stock-based compensation	3,371	3,518	3,697
Deferred income taxes, net	(3,656)	(2,714)	(1,624)
Restructuring	(468)	—	—
Acquired in-process research & development	—	—	1,900
Other	27	(230)	(145)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(6,525)	5,384	(1,838)
Inventories	(891)	2,695	(3,093)
Other assets	749	193	96
Income taxes (receivable) payable	(1,235)	(1,090)	7
Accounts payable	1,486	(4,561)	3,322
Accrued expenses	3,187	(2,185)	(1,596)

Net cash provided by operating activities	$16,095	$15,686	$24,070

Investing activities:
Purchase of marketable securities	(38,538)	(30,489)	(69,196)
Proceeds from maturities of marketable securities	29,335	62,624	77,857
Proceeds from sale of property and equipment	11	10	6,954
Purchase of property, equipment, improvements and certain other intangible assets	(2,975)	(3,873)	(4,425)
Increase in restricted cash — non-current	—	—	(392)
Contingent purchase price payments related to acquisition	—	—	(1,315)
Deferred cash payout for acquisition of business	(3,000)	—	—
Acquisition of businesses, net of cash acquired	—	(2,986)	(31,853)

Net cash (used in) provided by investing activities	(15,167)	25,286	(22,370)

Financing activities:
Payments on capital lease obligations	(9)	(336)	(361)
Borrowing on note payable	—	—	25,000
Payment on note payable	—	—	(25,000)
Purchase of treasury stock	—	(6,576)	(5,104)
Proceeds from stock option plan transactions	1,672	423	1,699
Proceeds from employee stock purchase plan transactions	894	982	1,018
Excess tax benefits from stock-based compensation	47	80	184

Net cash provided by (used in) financing activities	2,604	(5,427)	(2,564)
Effect of exchange rates changes on cash and cash equivalents	(1,023)	(1,287)	(3,335)

Net increase (decrease) in cash and cash equivalents	2,509	34,258	(4,199)
Cash and cash equivalents, beginning of period	48,434	14,176	18,375

Cash and cash equivalents, end of period	$50,943	$48,434	$14,176

Supplemental Cash Flows Information:
Interest paid	$159	$54	$136
Income taxes paid, net	$6,479	$3,944	$8,143
Other non-cash financing and investing items:
Deferred payment liability related to acquisition	$—	$—	$5,537
Equipment acquired under capital lease	$—	$—	$9
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the years ended September 30, 2010, 2009 and 2008

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Income	Equity
Balances, September 30, 2007	28,154	$281	2,606	$(18,435)	$172,156	$66,782	$2,121	$222,905

Net income						12,351		12,351
Foreign currency translation adjustment							(4,018)	(4,018)

Total comprehensive income								8,333

Cumulative effect from adoption of FIN 48						(508)		(508)
Employee stock purchase issuances			(117)	848	170			1,018
Purchase of treasury stock			471	(5,104)				(5,104)
Issuance of stock upon exercise of stock options	182	2			1,697			1,699
Tax benefit realized upon exercise of stock options					(106)			(106)
Stock-based compensation expense					3,697			3,697

Balances, September 30, 2008	28,336	283	2,960	(22,691)	177,614	78,625	(1,897)	$231,934

Net income						4,083		4,083
Foreign currency translation adjustment							(4,622)	(4,622)
Net unrealized (loss) gain on investments (net of related tax effect of $2)							(4)	(4)
Reclassification of gain into net income (net of related tax effect of $3)							(4)	(4)

Total comprehensive loss								(547)

Employee stock purchase issuances			(145)	1,106	(124)			982
Purchase of treasury stock			893	(6,576)				(6,576)
Issuance of stock upon exercise of stock options	73	1			422			423
Tax benefit realized upon exercise of stock options					(148)			(148)
Stock-based compensation expense					3,518			3,518

Balances, September 30, 2009	28,409	284	3,708	(28,161)	181,282	82,708	(6,527)	$229,586

Net income						8,941		8,941
Foreign currency translation adjustment							(3,074)	(3,074)
Net unrealized gain on investments (net of related tax effect of $22)							34	34
Reclassification of gain into net income (net of related tax effect of $14)							(22)	(22)

Total comprehensive income								5,879

Employee stock purchase issuances			(124)	943	(49)			894
Issuance of stock upon exercise of stock options	257	3			1,669			1,672
Tax benefit realized upon exercise of stock options					(846)			(846)
Stock-based compensation expense					3,371			3,371

Balances, September 30, 2010	28,666	287	3,584	(27,218)	185,427	91,649	(9,589)	$240,556

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS DESCRIPTION
We are a worldwide leader in device networking for business and make wireless machine-to-machine (M2M) connectivity easy. We offer high levels of performance, flexibility and quality, and market our products through a global network of distributors and resellers, systems integrators and original equipment manufacturers (OEMs). We are heavily focused on four application markets, and we offer solution bundles for energy monitoring and management, tank monitoring and fleet management.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
CASH EQUIVALENTS
Cash equivalents consist of money market accounts and other highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturities of these investments.
MARKETABLE SECURITIES
Marketable securities consist of certificates of deposit, corporate bonds and government municipal bonds. We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis. Prior to October 1, 2008 all marketable securities purchased were classified as held-to-maturity and were carried at amortized cost. All marketable securities purchased after October 1, 2008 are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. We obtain quoted market prices and trading activity for each security, where available, review the financial solvency of each security issuer and obtain other relevant information to estimate the fair value for each security in our investment portfolio.
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
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased in-process research and development costs (IPR&D) were previously expensed upon consummation of the related business acquisition. Effective October 1, 2009 in-process research and development costs are capitalized according to authoritative guidance issued by FASB related to business combinations. We have not yet incurred any capitalized in-process research and development. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to thirteen years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expense as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. No impairments were identified during fiscal 2010, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. At June 30, 2010, our market capitalization was below the carrying value of our reporting unit. However, our market capitalization plus our estimated control premium of 35% resulted in a fair value in excess of our carrying value and therefore no impairment was indicated. In order for our carrying value to equal fair value, we would have required approximately a 14% control premium. The control premium represents the amount an investor would pay over and above market capitalization in order to obtain a controlling interest in a company. The estimated control premium was determined by a review of premiums paid for similar companies over the past five years.
In order to compute the control premium, three methodologies were used, including (1) analyzing individual transactions within our industry, (2) analyzing industry-wide data, and (3) analyzing global transaction data. Individual transactions in the Communication Equipment and Computer & Peripherals industries were used to find transactions of target companies that operated in similar markets and shared similar operating characteristics with Digi. Transaction screening criteria included selection of transactions with the following characteristics:
•	At least 50 percent of a target company’s equity sought by an acquirer,

•	Target company considered operating (not in bankruptcy),

•	Target company had publicly traded stock outstanding at the transaction date, and

•	Transactions announced between June 30, 2006 and the valuation date.
In analyzing industry-wide data, transactions in three industries were identified that encompassed the products offered by us: Office Equipment and Computer Hardware, Communications, and Computer, Supplies and Services. Finally, control premiums were considered for both domestic and international transactions.
Using the data from the above analyses, an overall range of control premiums was identified as of the June 30, 2009 valuation date and resulted in a concluded range of control premium of 25 percent to 35 percent as of June 30, 2009. The control premium percentage that was used in estimating the fair value of our reporting unit was 35 percent at our June 30, 2009 annual goodwill impairment assessment. A review of historical control premiums paid indicated that control premiums were generally higher during economic downturns, when selling prices of target companies were likely undervalued, and acquirers were willing to pay higher control premiums. We concluded that the high end of the range of control premiums best represented the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest given the current economic conditions. If we had selected the low end of the range of control premiums, our fair value would still have exceeded our carrying value for purposes of the annual goodwill impairment assessment at June 30, 2009. Based on our industry knowledge and discussions with an independent third party valuation firm in June 2010, we concluded that the control premium study that was performed in conjunction with our annual goodwill impairment assessment on June 30, 2009 remained valid for June 30, 2010 and that the 35 percent control premium used in our prior year’s assessment continued to best represent the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest given the current economic conditions.
At September 30, 2010, our market capitalization, which is an indicator of fair value, continued to be below the carrying value of our reporting unit; however, with the control premium there continued to be no indication of goodwill impairment at September 30, 2010. In order for our carrying value to equal fair value, we would have required approximately a 1% control premium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL (CONTINUED)
Based on our annual goodwill impairment assessment on June 30, 2009, we concluded that the fair value of our reporting unit exceeded the carrying amount and, therefore, no potential goodwill impairment was indicated.
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
REVENUE RECOGNITION
We recognize revenue in accordance with authoritative guidance issued by FASB related to revenue recognition. We reclassified fiscal 2009 and 2008 Spectrum design services revenue from product sales to non-product sales to conform to the current year presentation.
Revenue recognized for product sales was 96.7%, 97.0% and 98.8% in fiscal 2010, 2009 and 2008, respectively. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue is generally recognized upon shipment of product to customers, including Direct (end-user) / OEMs and distributors. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded.
We also generate revenue from the sale of software licenses, post-contract customer support, fees associated with technical support, training, professional and engineering services, and royalties. Revenue recognized resulting from such non-product sales represented 3.3%, 3.0%, and 1.2% of net sales in fiscal 2010, 2009 and 2008, respectively. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for software licenses, professional and engineering services and training is recognized upon performance, which includes delivery of a final product version and acceptance by the customer. For post-contract customer support and fees associated with technical support, revenue is deferred and recognized over the life of the contract as service is performed. Royalty revenue is recognized when cash is received from the customer. Unearned post-contract customer support and unearned nonrecurring engineering services revenue is included in deferred revenue on the balance sheet.
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
INCOME TAXES
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is equal to the tax payable for the period and the change during the period in deferred tax assets and liabilities and also changes in income tax reserves.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

Years ended September 30,	2010	2009	2008

Numerator:
Net income	$8,941	$4,083	$12,351

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,865	24,901	25,659

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	289	282	583

Denominator for diluted net income per common share — adjusted weighted average shares	25,154	25,183	26,242

Basic net income per common share	$0.36	$0.16	$0.48

Diluted net income per common share	$0.36	$0.16	$0.47

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
Stock options to purchase 2,493,261, 3,109,829 and 2,336,693 common shares at September 30, 2010, 2009 and 2008, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION
Stock-based compensation expense represents the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).
FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except for our Singapore location which uses the U.S. Dollar as its local currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. Statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency are reflected in the statement of operations. Net transaction gains and losses are recorded to other income (expense) and amounted to $0.3 million, $0.1 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively. We have not implemented a formal hedging strategy to reduce the risk of foreign currency translation exposures.
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
RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to fiscal year 2010 presentation. These reclassifications had no impact on our consolidated net sales or our consolidated net income.
COMPREHENSIVE INCOME (LOSS)
Our comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, which are charged or credited to the accumulated other comprehensive income (loss) account in stockholders’ equity.
RECENT ACCOUNTING DEVELOPMENTS
In March 2010, the FASB (Financial Accounting Standards Board) issued an amendment to the accounting standards that provides guidance on criteria used to define a milestone and determines when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent upon achievement of a milestone can be recognized in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. In addition, certain disclosures related to the milestone method of revenue recognition will be required. We adopted this provision on October 1, 2010. We do not expect this amendment to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)
In October 2009, the FASB issued an amendment to the accounting standards that provides guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and for allocating and recognizing revenue based on those separate deliverables. This guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. We adopted this provision on October 1, 2010. We do not expect this amendment to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This amendment is effective for revenue arrangements entered into or materially modified in our fiscal year beginning October 1, 2010. We adopted this provision on October 1, 2010. We do not expect this amendment to have a material impact on our consolidated financial statements.
2. ACQUISITIONS
MobiApps Holdings Private Limited
On June 8, 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (“MobiApps”), a developer of machine-to-machine (“M2M”) communications technology focusing on satellite, cellular, and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. Pursuant to the terms of the asset purchase agreements, Digi International acquired the U.S. assets located in Herndon, Virginia. In addition, we established Digi Wireless Singapore Pte. Ltd. and Digi m2m Solutions India Private Limited, which acquired the assets of MobiApps’ affiliate companies, located in Singapore and India, respectively. The acquisition was a cash transaction for $3.0 million. At September 30, 2010, it has been determined that certain performance milestones were not achieved; therefore the contingent payment of $0.5 million is not payable.
We have determined that the MobiApps acquisition is not material to our consolidated results of operations or financial position. Therefore, pro forma financial information is not presented.
Sarian Systems, Ltd.
On April 28, 2008, we acquired Sarian Systems, Ltd. (“Sarian”). Prior to the acquisition, Sarian was a privately held corporation located in the United Kingdom. The total purchase price of $30.9 million was for all of the outstanding ordinary shares of Sarian.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. ACQUISITIONS (CONTINUED)
The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of Sarian had occurred as of the beginning of the period presented (in thousands, except per common share amounts). Pro forma adjustments include amortization of identifiable intangible assets and the $1.9 million charge related to acquired in-process research and development associated with the Sarian acquisition.

Year ended
September 30, 2008
Net sales	$192,734
Net income	$11,537
Net income per common share, basic	$0.45
Net income per common share, diluted	$0.44
The unaudited pro forma condensed consolidated results of operations is not necessarily indicative of results that would have occurred had the Sarian acquisition occurred as of the beginning of the period presented above, nor is it necessarily indicative of the results that will be obtained in the future.
Spectrum Design Solutions, Inc.
On July 23, 2008, we acquired Spectrum Design Solutions, Inc. (“Spectrum”), which is a wholly owned subsidiary of Digi International Inc. Prior to the acquisition, Spectrum was a privately held Minneapolis-based corporation and performed wireless design services. The acquisition was a cash merger for $10.0 million of which $4.0 million was paid on the acquisition date, $3.0 million was paid in January 2010, and the remaining $3.0 million will be paid in July 2011. The remaining deferred payment of $3.0 million is recorded as a liability on our consolidated balance sheet at its current net present value of $2.9 million, on which interest is accrued up until the time of payment.
We determined that the Spectrum acquisition was not material to our consolidated results of operations or financial condition. Therefore, pro forma financial information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, net
Amortized identifiable intangible assets, net as of September 30, 2010 and 2009 are comprised of the following (in thousands):

	As of September 30, 2010			As of September 30, 2009
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net

Purchased and core technology	$46,484	$(38,917)	$7,567	$46,583	$(34,893)	$11,690
License agreements	2,840	(2,537)	303	2,840	(2,464)	376
Patents and trademarks	9,753	(6,522)	3,231	9,292	(5,536)	3,756
Customer maintenance contracts	700	(604)	96	700	(534)	166
Customer relationships	17,481	(9,096)	8,385	17,607	(7,334)	10,273
Non-compete agreements	1,039	(770)	269	1,041	(425)	616

Total	$78,297	$(58,446)	$19,851	$78,063	$(51,186)	$26,877

Amortization expense for fiscal years 2010, 2009 and 2008 is as follows (in thousands):

Fiscal year	Total
2010	$7,484
2009	$7,476
2008	$6,830
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2011	$6,358
2012	$4,467
2013	$3,432
2014	$2,784
2015	$1,304
Goodwill
The changes in the carrying amount of goodwill for fiscal 2010 and 2009 are as follows (in thousands):

	2010	2009
Beginning balance, October 1	$86,558	$86,578
Acquisition of MobiApps	—	1,701
Currency translation adjustments	(348)	(1,721)

Ending balance, September 30	$86,210	$86,558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have a single operating and reporting segment. Our revenues consist of products that are in non-embedded and embedded product categories. Non-embedded products are connected externally to a device or larger system to provide wired or wireless network connectivity or port expansion, while embedded products are used by a product developer to build an electronic device in which the product provides processing power, wired Ethernet, or wireless network connectivity to that device. The products included in the non-embedded product category include cellular routers, gateways, wireless communication adapters, console and serial servers, USB connected products and serial cards. The products included in the embedded product category include modules, chips, software and development tools, design services, satellite and single-board computers. The following table provides revenue by product categories (in thousands):

	Year ended September 30,
	2010	2009	2008
Non-embedded	$100,146	$91,262	$98,442
Embedded	82,402	74,666	86,614

Total net sales	$182,548	$165,928	$185,056

The information in the following table provides revenue by the geographic location of the customer for the years ended September 30, 2010, 2009 and 2008 (in thousands):

	Year ended September 30,
	2010	2009	2008
North America	$107,347	$90,708	$107,336
Europe, Middle East & Africa	47,698	56,018	52,956
Asia countries	22,742	15,578	19,672
Latin America	4,761	3,624	5,092

Total net sales	$182,548	$165,928	$185,056

Net property, equipment and improvements by geographic location is as follows (in thousands):

	As of September 30,
	2010	2009	2008
United States	$15,015	$15,324	$14,920
International, primarily Europe	1,381	1,354	1,335

Total net property, equipment and improvements	$16,396	$16,678	$16,255

Our U.S. export sales comprised 34.1%, 32.5% and 34.8% of net sales for the years ended September 30, 2010, 2009 and 2008, respectively.
We had one customer whose accounts receivable balance comprised 10.2% of total accounts receivable at September 30, 2009 for which multiple payments were in transit and received within three business days of September 30, 2009. No single customer exceeded 10% of accounts receivable or sales for any other period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. SELECTED BALANCE SHEET DATA

As of September 30, (in thousands)	2010	2009
Accounts receivable, net:
Accounts receivable	$24,639	$19,656
Less allowance for doubtful accounts	549	624

	$24,090	$19,032

Inventories:
Raw materials	$21,678	$21,359
Work in process	418	452
Finished goods	4,454	4,808

	$26,550	$26,619

Property, equipment and improvements, net:
Land	$1,800	$1,800
Buildings	10,522	10,522
Improvements	3,904	3,542
Equipment *	12,625	11,194
Purchased software	11,157	10,788
Furniture and fixtures	2,886	3,002

	42,894	40,848
Less accumulated depreciation and amortization	26,498	24,170

	$16,396	$16,678

Other accrued expenses:
Deferred revenue	$266	$50
Accrued professional fees	838	696
Deferred gain on building sale — short-term	289	276
Income taxes payable	564	—
Deferred income tax liability — current	82	48
Restructuring	73	721
Other accrued expenses	2,395	1,965

	$4,507	$3,756

*	Included in equipment is an immaterial amount under capital leases at September 30, 2010.
6. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, corporate bonds and government municipal bonds. Prior to October 1, 2008, all marketable securities were classified as held-to-maturity and carried at amortized cost, except for a bond issued by Lehman Brothers (the Lehman Brothers Bond), which was carried at expected realizable value due to an other-than-temporary impairment recorded during the fourth quarter of fiscal 2008. We changed our policy as of October 1, 2008 to account for our marketable securities as available-for-sale on a prospective basis with unrealized gains and losses reported as a separate component of stockholders’ equity. In addition, we reclassified the Lehman Brothers Bond as available-for-sale and sold this bond in fiscal 2009 and 2010, as discussed further below.
We analyze our available-for-sale investments for impairment on an ongoing basis. We consider factors in determining whether an unrealized loss is a temporary loss or an other-than-temporary loss such as: (a) whether we have the intent to sell the security or (b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery. We also consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment of $1,014,900 on the Lehman Brothers Bond with a par amount of $1,194,000. The resulting value of $179,100 for the security became its new cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES (CONTINUED)
basis as of September 30, 2008. This other-than-temporary impairment reflected the estimated decline in the value of this security precipitated by the bankruptcy of the security’s issuer and was considered a credit loss and thus would remain in retained earnings. The impairment charge was recorded as a temporary tax difference as we had sufficient capital gains in the available carryback years to utilize the capital loss that would be realized when the bond is sold. We sold a portion of the bond in fiscal 2009. The remaining value of the Lehman Brothers Bond as of September 30, 2009 was $134,100. We sold the remainder of the bond in January 2010 for $169,860 and recognized a gain of $35,760 on this sale during the second quarter of fiscal 2010, reflecting the difference between the remaining value and the selling price.
We obtain quoted market prices and trading activity for each security, where available, and review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. As of September 30, 2010, eleven of our securities were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the factors described above. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold.
All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). Our marketable securities at September 30, 2010 were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$26,163	$7	$(9)	$26,161
Certificates of deposit	5,001	6	—	5,007
Government municipal bonds	5,463	5	(2)	5,466

Current marketable securities	$36,627	$18	$(11)	$36,634

(1)	Included in amortized cost and fair value is purchased and accrued interest of $451.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2010 was $18,909.
Our marketable securities at September 30, 2009 were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (3)	Fair Value (1)
Current marketable securities:
Corporate bonds (2)	$4,236	$18	$—	$4,254
Certificates of deposit	10,022	4	(1)	10,025
Government municipal bonds	8,023	11	(2)	8,032

Current marketable securities	22,281	33	(3)	22,311
Non-current marketable securities:
Corporate bonds	5,107	—	(44)	5,063

Total marketable securities	$27,388	$33	$(47)	$27,374

(1)	Included in amortized cost and fair value is purchased and accrued interest of $264.

(2)	The remaining portion of the Lehman Brothers Bond is included in amortized cost at a fair value of $134.

(3)	The aggregate related fair value of securities with unrealized losses as of September 30, 2009 was $9,009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The hierarchy is broken down into three levels defined as follows:
•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs are unobservable for the asset or liability and their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 also may include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for the investments, such that the determination of fair value requires significant judgment or estimation.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Fair value is applied to financial assets, such as certificates of deposit, corporate bonds and government municipal bonds, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period; however, the definition of fair value is now applied using the above guidance.
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2010 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$29,416	$29,416	$—	$—

Available-for-sale marketable securities:
Corporate bonds	26,161	—	26,161	—
Certificates of deposit	5,007	—	5,007	—
Government municipal bonds	5,466	—	5,466	—

Total cash equivalents and marketable securities measured at fair value	$66,050	$29,416	$36,634	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)

		Fair Value Measurements at September 30, 2009 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$33,588	$33,588	$—	$—

Available-for-sale marketable securities:
Corporate bonds	9,317	—	9,183	134
Certificates of deposit	10,025	—	10,025	—
Government municipal bonds	8,032	—	8,032	—

Total cash equivalents and marketable securities measured at fair value	$60,962	$33,588	$27,240	$134

Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. We have no financial assets valued with Level 3 inputs as of September 30, 2010 nor have we purchased or sold any Level 3 financial assets during the three months ended September 30, 2010.
During fiscal 2010, we reclassified $27.2 million of investments at September 30, 2009 from Level 1 to Level 2. It was determined that the fair value of such investments is based off of indices and matrices for similar assets, as defined within Level 2 valuation techniques, and not identical assets, as defined within Level 1 valuation techniques. Our policy for determining when to recognize transfers between levels is based on the actual date of the event or change in circumstances that caused the transfer. This transfer had no impact on the fair value of our investments as stated in any of the periods presented. There were no other transfers during fiscal 2010.
The following table provides a reconciliation of the beginning and ending balances during fiscal 2010 of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) in thousands:

Balance at September 30, 2009	$134
Realized gain recorded in other income (expense)	36
Sale of security	(170)

Balance at September 30, 2010	$—

The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
8. FINANCIAL GUARANTEES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from one to five years from the date of receipt. We have the option to repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. FINANCIAL GUARANTEES (CONTINUED)
accrual. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2010, 2009 and 2008 (in thousands):

		Accruals for
Fiscal	Balance at	Warranties	Settlements	Balance at
year	October 1,	issued	made	September 30,
2010	$970	$738	$(831)	$877
2009	$1,214	$612	$(856)	$970
2008	$1,155	$979	$(920)	$1,214
We are not responsible and do not warrant that customer software versions created by original equipment manufacturer (OEM) customers based upon our software source code will function in a particular way, conform to any specifications, or are fit for any particular purpose and we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.
9. RESTRUCTURING
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. The restructuring included the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California to our Minnetonka, Minnesota headquarters. We paid a lease cancellation fee for one of the leased facilities in Davis and had vacated the facility as of the end of fiscal 2009. We continue to maintain non-manufacturing activities at the remaining leased facility in Davis, California. As a result of these initiatives, during the third quarter of fiscal 2009 we recorded a $2.0 million charge, which consisted of $1.8 million for employee termination costs for 86 positions and $0.2 million for contract termination fees and other relocation costs.
All of the 86 positions were vacated in fiscal 2009. The employee termination costs included severance and the associated costs of continued medical benefits and outplacement services. The other restructuring expenses included contract termination fees for non-renewal of lease terms relating to one of the facilities in Davis, California and relocation expenses for employees. A summary of the restructuring charges and other activity within the restructuring accrual is listed below (in thousands):

	Employee
	Termination Costs	Other	Total
Balance at September 30, 2008	$—	$—	$—
Restructuring charge	1,766	187	1,953
Payments	(1,146)	(86)	(1,232)

Balance at September 30, 2009	$620	$101	$721
Restructuring charge	75	—	75
Payments	(244)	(11)	(255)
Reversal	(438)	(30)	(468)

Balance at September 30, 2010	$13	$60	$73

The remaining liability is mostly related to continued medical benefits as part of the American Recovery and Reinvestment Act of 2009 (ARRA), which provides for premium reductions for health benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA). The ARRA was amended by the Department of Defense Appropriations Act of 2010 on December 19, 2009, which provided an additional six months (from nine to fifteen months) for receiving the subsidy. We recorded an additional accrual of $0.1 million for the additional six months of continued medical benefits during the three months ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. RESTRUCTURING (CONTINUED)
December 31, 2009. During fiscal 2010, we eliminated $0.5 million of the restructuring accrual since costs associated with continued medical benefits and relocation were lower than expected. We expect the remaining liability to be settled by the end of the second quarter of fiscal 2011.
10. INCOME TAXES
The components of income before income taxes are as follows (in thousands):

	For the years ended September 30,
	2010	2009	2008
United States	$7,080	$1,582	$16,648
International	3,439	2,700	2,267

	$10,519	$4,282	$18,915

The components of the income tax provision are as follows (in thousands):

	For the years ended September 30,
	2010	2009	2008
Current:
Federal	$3,072	$1,160	$6,654
State	327	292	622
Foreign	1,835	1,461	912
Deferred:
U.S.	(3,052)	(1,829)	(1,983)
Foreign	(604)	(885)	359

	$1,578	$199	$6,564

The net deferred tax asset (liability) at September 30 consists of the following (in thousands):

	2010	2009
Current deferred tax assets	$3,344	$2,415
Non-current deferred tax asset	320	440
Current deferred tax liability	(82)	(48)
Non-current deferred tax liability	(1,457)	(4,331)

Net deferred tax asset (liability)	$2,125	$(1,524)

	2010	2009
Uncollectible accounts and other reserves	$2,387	$2,030
Depreciation and amortization	654	567
Inventories	856	165
Compensation costs	3,323	2,999
Tax credit carryforwards	297	329
Identifiable intangible assets	(5,392)	(7,614)

Net deferred tax asset (liability)	$2,125	$(1,524)

As of September 30, 2010, we have domestic tax credit carryforwards of $0.2 million the majority of which will expire in 2013. We also have foreign tax credit carryforwards at September 30, 2010 of $0.1 million, the majority of which will expire in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES (CONTINUED)
We have concluded that it is more likely than not that our deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, a valuation allowance may be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax rate to our effective income tax rate for the years ended September 30 is as follows:

	2010	2009	2008
Statutory income tax rate	35.0%	34.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	1.1	1.8	0.2
Utilization of tax credits	(0.7)	(15.6)	(2.0)
Manufacturing deduction	(2.9)	(2.9)	(2.6)
Foreign taxes	(0.3)	(9.0)	(0.1)
Research and development credit related to 2008	—	(13.3)	—
Acquired in-process research and development	—	—	2.8
Adjustment of tax contingency reserves	(18.9)	4.2	1.4
Non-deductible stock-based compensation	0.9	3.3	0.7
Other, net	0.8	2.1	(0.7)

	15.0%	4.6%	34.7%

All of our unrecognized tax benefits are classified as a long-term liability as we do not expect significant payments or receipts to occur over the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended September 30,
	2010	2009	2008
Unrecognized tax benefits at beginning of fiscal year	$4,146	$3,652	$3,464
Increases related to:
Prior year income tax positions	36	200	27
Current year income tax positions	195	838	471
Decreases related to:
Prior year income tax positions	—	—	(32)
Settlements	(1,740)	(94)	—
Expiration of the statute of limitations	(372)	(450)	(278)

Unrecognized tax benefits at end of fiscal year	$2,265	$4,146	$3,652

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $2.2 million.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal year ended September 30, 2010 we recorded a benefit of $0.1 million and in fiscal years ended September 30, 2009 and 2008, we recorded an expense of less than $0.1 million and $0.1 million, respectively, of interest and penalties related to income tax matters in the provision for income taxes. As of September 30, 2010 and 2009 we have accrued interest and penalties related to unrecognized tax benefits of $0.6 million and $0.8 million, respectively, included in long-term income taxes payable on our consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES (CONTINUED)
We estimate that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly decrease over the next 12 months due to the lapse of the applicable foreign statute of limitations. We estimate the range of this change to be between $0.5 million and $0.7 million in taxes, penalties and interest.
During fiscal 2010, we reversed $2.3 million in income tax reserves associated primarily with the closing of prior tax years through statute expiration and the conclusion of a federal tax audit. While the statutes of limitations have not expired, U.S. federal income tax returns for the periods ended September 30, 2007 and September 30, 2008 have been audited by and settled with the Internal Revenue Service. The aforementioned income tax benefits resulting from the reversal of income tax reserves and other discrete tax benefits reduced the effective tax rate by 22 percentage points in fiscal 2010.
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
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. We are no longer subject to income tax examination for taxable years prior to fiscal 2009 and 2006 in the case of U.S. federal and non-U.S. income tax authorities, respectively, and for tax years generally before fiscal 2006, in the case of state taxing authorities, consisting primarily of Minnesota and California.
At September 30, 2010, we have approximately $6.0 million of accumulated undistributed earnings of controlled foreign subsidiaries that are considered to be reinvested indefinitely as of such date pursuant to authoritative guidance issued by FASB related to undistributed earnings of subsidiaries and corporate joint ventures. Accordingly, no deferred tax has been provided on such earnings. If the applicable earnings were remitted to us, applicable U.S. federal tax would be substantially offset by available foreign tax credits.
11. STOCK-BASED COMPENSATION
Stock-based awards are granted under the terms of the 2000 Omnibus Stock Plan as amended and restated as of December 4, 2009 (the Omnibus Plan), as well as our Stock Option Plan as amended and restated as of November 27, 2006 (the Stock Option Plan) and Non-Officer Stock Option Plan as amended and restated as of November 27, 2006 (the Non-Officer Plan), both of which expired during the first quarter of fiscal 2007 (the Plans). Additional awards cannot be made under the Stock Option Plan or the Non-Officer Plan. The authority to grant options under the Omnibus Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. STOCK-BASED COMPENSATION (CONTINUED)
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
The Omnibus Plan authorizes the issuance of up to 5,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, performance units or stock awards. Eligible participants include our employees, non-employee directors, consultants and advisors. Awards may be granted under the Omnibus Plan until December 4, 2019 as an authorization to issue an additional 2,500,000 common shares was ratified on January 25, 2010 at the Annual Meeting of Stockholders. Options under the Omnibus Plan can be granted as either ISOs or NSOs. The exercise price shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant.
Additionally, we have outstanding stock options under various plans assumed in connection with our prior acquisition of NetSilicon, Inc. (the Assumed Plans). Additional awards cannot be made by us under the Assumed Plans.
We recorded cash received from the exercise of stock options of $1.7 million, $0.4 million and $1.7 million during fiscal years 2010, 2009 and 2008, respectively. The excess tax benefits from stock-based compensation were immaterial during fiscal 2010 and were $0.1 million and $0.2 million during fiscal 2009 and 2008, respectively. Upon exercise, we issue new shares of stock. The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal 2010, 2009 or 2008.
Also, we sponsor an Employee Stock Purchase Plan as amended and restated as of December 4, 2009 and November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was recently ratified on January 25, 2010 at the Annual Meeting of Stockholders to increase the number of shares reserved for future purchases to the Purchase Plan by 250,000 shares bringing the total number of shares to 2,000,000 shares of our Common Stock that may be purchased under the plan. Employee contributions to the Purchase Plan were $0.9 million in the fiscal year ending 2010 and $1.0 million each in the fiscal years ended 2009 and 2008. Pursuant to the Purchase Plan, 124,087, 145,316, and 117,162 common shares were issued to employees during the fiscal years ended 2010, 2009 and 2008, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2010, 427,442 common shares were available for future issuances under the Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Year ended September 30,
	2010	2009	2008
Cost of sales	$149	$152	$181
Sales and marketing	1,185	1,269	1,251
Research and development	739	833	858
General and administrative	1,298	1,264	1,407

Stock-based compensation before income taxes	3,371	3,518	3,697
Income tax benefit	(1,121)	(1,141)	(1,223)

Stock-based compensation after income taxes	$2,250	$2,377	$2,474

Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2010, 2009 and 2008.
A summary of options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

				Weighted
	Options		Weighted	Average	Aggregate
	Available	Options	Average	Contractual Term	Intrinsic
	for Grant	Outstanding	Exercise Price	(in years)	Value (1)
Balance at September 30, 2009	1,305	4,714	$11.10

Additional Shares approved for grant	2,500
Granted	(1,017)	1,017	8.29
Exercised	—	(257)	9.43
Cancelled	749	(846)	13.26

Balance at September 30, 2010	3,537	4,628	$10.34	6.2	$4,253

Exercisable at September 30, 2010		3,207	$10.86	5.0	$2,843

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $9.49 as of September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2010, 2009 and 2008 was $0.6 million, $0.2 million and $0.9 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	2010	2009	2008
Fair value of options granted (in thousands)	$3,445	$2,667	$3,727
Weighted average per option grant date fair value	$3.39	$3.27	$5.17
Assumptions used for option grants:
Risk free interest rate	1.86% - 2.4%	1.57% - 2.41%	2.53% - 3.41%
Expected term	4.5 - 5 years	4.5 - 5 years	4 - 5 years
Expected volatility	43% - 45%	41% - 45%	36% - 45%
Weighted average volatility	44%	42%	40%
Expected dividend yield	0	0	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. STOCK-BASED COMPENSATION (CONTINUED)
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
A summary of our non-vested options as of September 30, 2010 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2009	1,285	$3.80

Granted	1,017	$3.39
Vested	(721)	$3.96
Forfeited	(160)	$3.77

Nonvested at September 30, 2010	1,421	$3.42

We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2010 was 2.0%. As of September 30, 2010 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $4.7 million and the related weighted average period over which it is expected to be recognized is approximately 2.5 years.
At September 30, 2010, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted	Number of	Weighted
Range of	Options	Contractual Life	Average	Shares	Average
Exercise Prices	Outstanding	( In Years)	Exercise Price	Vested	Exercise Price

$2.19 - $6.00	313	1.88	$4.32	313	$4.32
$6.01 - $8.00	393	2.99	$7.32	387	$7.31
$8.01 - $9.00	1,404	8.70	$8.23	338	$8.40
$9.01 - $11.00	778	5.32	$10.17	585	$10.19
$11.01 - $13.00	527	5.79	$12.52	519	$12.53
$13.01 - $14.00	447	5.99	$13.42	431	$13.42
$14.01 - $15.00	240	4.34	$14.72	237	$14.73
$15.01 - $16.88	526	6.75	$15.29	398	$15.30

$2.19 - $16.88	4,628	6.15	$10.34	3,208	$10.86

The total fair value of shares vested during fiscal 2010 was $2.9 million, $3.2 million in fiscal 2009 and $3.4 million in fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The building was sold for 4.5 million Euros (equivalent to $6.9 million), resulting in a gain on sale of 1.0 million Euros ($1.6 million). As a result of the leaseback, $1.5 million of the gain on the sale was deferred and is being recognized ratably over the lease term as an offset to rent expense. The remaining $0.1 million was recognized in the second quarter of fiscal 2008 as a component of general and administrative expense. Of the total sale price, 4.2 million Euros ($6.5 million) was received during March 2008 and the remaining 0.3 million Euros ($0.4 million) was received in April 2008. We were required, as part of the Agreement, to deposit 0.3 million Euros ($0.4 million) into an interest-bearing bank account, which will be refunded to us at the end of the lease term. This deposit was made during March 2008 and is included as restricted cash in other noncurrent assets on our consolidated balance sheet as of September 30, 2010 and 2009.
The lease expires in 2013 with future minimum payments as follows: In years 2011 through 2012 our yearly minimum lease payment is $0.4 million each year. In 2013, our minimum lease payment will be $0.2 million.
13. COMMON STOCK REPURCHASE
Our Board of Directors has authorized 1,500,000 shares of our common stock for repurchase. During fiscal 2008, we began to repurchase our common stock and purchased 471,200 shares for $5.1 million. During fiscal 2009, we purchased an additional 893,162 shares for $6.6 million. We did not repurchase any of our stock during fiscal 2010. As of September 30, 2010, 135,638 shares remain available for repurchase.
14. SHARE RIGHTS PLAN
Under our share rights plan, each right entitles its holder to buy one one-hundredth of a share of a Series A Junior Participating Preferred Stock at an exercise price of $60, subject to adjustment. The rights are not exercisable until a specified distribution date as defined in the Share Rights Agreement. The Rights will expire on June 30, 2018, unless extended or earlier redeemed or exchanged by us as defined in the Share Rights Agreement.
15. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 25% of their pre-tax earnings, not to exceed amounts allowed under the Code.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.1 million, $1.2 million and $1.2 million in the fiscal years ended September 30, 2010, 2009 and 2008, respectively.

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
The following schedule reflects future minimum rental commitments under noncancelable operating leases:

Amount
Fiscal Year	(in thousands)
2011	$2,389
2012	2,172
2013	1,344
2014	723
2015	499
Thereafter	243

Total minimum payments required	$7,370

The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	2010	2009	2008
Rentals	$3,447	$3,602	$3,041
Less: sublease rentals	—	—	(301)

	$3,447	$3,602	$2,740

17. CONTINGENCIES
Initial Public Offering Securities Litigation
There have been no additional developments in In re Initial Public Offering Securities Litigation since our Annual Report on Form 10-K for the year ended September 30, 2009. Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of September 30, 2010, we have an accrued liability for the anticipated settlement of $300,000 which we believe is adequate and reflects the amount of loss that is probable and a receivable related to the insurance proceeds of $50,000, which represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
Shareholder Derivative Litigation
On June 18, 2010 and June 24, 2010, respectively, two shareholders filed derivative actions against our directors, our former Chief Financial Officer, and another executive officer, in the Hennepin County District Court, State of Minnesota, in Minneapolis. We also were named as a nominal defendant in the actions. The complaints alleged that the individual defendants caused us to operate in countries with dubious business practices without having internal controls or an accounting system that were adequate to ensure that we did not violate the Foreign Corrupt Practices Act. The complaints alleged causes of action against the individual defendants for (1) breach of fiduciary duty, (2) waste of corporate assets, and (3) unjust enrichment. The complaints sought to recover, purportedly on our behalf, unspecified damages, equitable relief, attorneys’ fees, and costs of litigation. On August 2, 2010, we filed a motion to dismiss these lawsuits. On August 16, 2010, the derivative actions were dismissed without prejudice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
17. CONTINGENCIES (CONTINUED)
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
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	Mar. 31	June 30	Sept. 30
2010
Net sales	$42,968	$45,076	$47,238	$47,266
Gross profit	21,713	22,748	23,718	24,030
Net income (1)(2)(3)	1,199	1,686	3,812	2,244
Net income per common share — basic	0.05	0.07	0.15	0.09
Net income per common share — diluted	0.05	0.07	0.15	0.09

2009
Net sales	$41,361	$40,085	$44,470	$40,012
Gross profit	21,248	19,169	21,437	19,411
Net income (1)(2)	1,016	715	1,393	959
Net income per common share — basic	0.04	0.03	0.06	0.04
Net income per common share — diluted	0.04	0.03	0.06	0.04

(1)	During 2010 and 2009, we recorded discrete income tax benefits of $2.3 million and $1.2 million, respectively. Discrete income tax benefits for fiscal 2010 were recorded of $0.1 million in the first quarter and $2.2 million in the third quarter related to the reversal of tax reserves primarily due to the closure of prior tax years through statute expiration and audit. Discrete income tax benefits for fiscal 2009 were recorded of $0.4 million in the first quarter, $0.5 million in the third quarter and $0.3 million in the fourth quarter related to the reversal of previously established income tax reserves, the resolution of of certain state tax matters and the closing of a prior tax year.

(2)	We reversed a business restructuring accrual of $0.4 million ($0.2 million after tax) in the second quarter of fiscal 2010 and $0.1 million ($0.1 million after tax) in the fourth quarter of fiscal 2010. During the third quarter of fiscal 2009, we recorded the business restructuring charge of $2.0 million ($1.3 million after tax).

(3)	We incurred expenses related to the investigation (see Note 19) and recorded $1.1 million ($0.7 million after tax) in the third quarter of fiscal 2010 and $0.3 million ($0.2 million after tax) in the fourth quarter of fiscal 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
19. INVESTIGATION
During the third quarter of fiscal 2010, we received allegations regarding possible violations of our gifts, travel and entertainment policy for activities in the Asia Pacific (APAC) region by a few employees. We initiated an investigation of these policy and corresponding internal control issues, and any possible related violations of applicable law, including the Foreign Corrupt Practices Act (FCPA). We voluntarily disclosed the allegations to the United States Department of Justice (DOJ) and the United States Securities and Exchange Commission (SEC). The investigation was under the direction of the Audit Committee, comprised solely of independent directors, utilizing outside counsel, and focused on the APAC region. For completeness purposes, the investigation reviewed certain other foreign regions where no allegations had been made. We provided the DOJ and SEC with updates and our proposed remediation plan.
We announced on August 2, 2010 that we received confirmation through discussions with representatives of the DOJ and the SEC that they would not be initiating any enforcement proceedings against Digi, including not seeking any monetary or other sanctions.
The investigation identified violations of company policy that primarily involved three individuals in Hong Kong and our former Chief Financial Officer. The investigation also found an unsubstantiated accrued liability recorded in Hong Kong. All four individuals were terminated or had resigned from the company as of May 12, 2010. While we determined that no adjustment was required to our previously reported consolidated financial statements, we recorded an immaterial out-of-period adjustment during the third quarter of fiscal 2010 in order to correct the unsubstantiated accrued liability in Hong Kong.
Based upon what we learned from the investigation, we have and are further strengthening our monitoring controls over foreign locations and other operational and regulatory compliance procedures, including retention of third party assistance to enhance our controls. We incurred general and administrative expense of $1.4 million related to the cost of the investigation and remediation during fiscal 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and acting principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures are effective.
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
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2010. The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Investigation in Hong Kong
The previously announced investigation, which was the result of allegations that we learned of in April 2010, was completed in July 2010 (refer to Note 19 of the Consolidated Financial Statements for more detail). Soon after learning of these allegations, we began to take immediate remedial actions. The investigation identified violations of our gifts, travel and entertainment policy that primarily involved three individuals in Hong Kong and our former Chief Financial Officer. The investigation also found an unsubstantiated accrued liability recorded in Hong Kong. All four individuals were terminated or had resigned from the company as of May 12, 2010.
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

ITEM 9A.	CONTROLS AND PROCEDURES (CONTINUED)
terminations and resignation noted above, to not be prevented or detected on a timely basis. We have determined based on a review of the internal reporting structure and controls at Hong Kong in comparison to our other locations that these issues were unique to the Hong Kong entity and that the Company’s other entities had controls in place that were operating and effective. While we determined that no adjustment was required to our previously reported consolidated financial statements, we determined that the aggregation of these control deficiencies, combined with the influence and span of control of our former Chief Financial Officer in the Hong Kong region and collusion on the part of the individuals involved, resulted in a material weakness in the Company’s control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies at Digi could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis.
We determined that this material weakness was remediated during the third quarter of fiscal 2010.

ITEM 9B.	OTHER INFORMATION
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On November 23, 2010, our Board of Directors amended and restated the company’s By-Laws, as previously amended and restated (the “By-Laws”) to clarify certain provisions regarding a stockholder’s notice of business to be conducted or notice of director nominations to be made at an annual meeting. The amendments are effective as of November 23, 2010.
As a result of the amendments, the deadlines for such notices set forth in Sections 2.02(a), with respect to stockholder’s notices of business to be conducted, and 3.13(a), with respect to stockholder’s notices of director nominations to be made, have also been adjusted and clarified. In order to be timely any such stockholder’s notice must be delivered to our Secretary not less than 120 days before the first anniversary of the date of the preceding year’s annual meeting of stockholders. If, however, the date of the meeting is more than 30 days before or 60 days after such anniversary date, the notice will be timely only if delivered not less than 120 days before the meeting or, if later, within 10 days after the first public announcement of the date of the annual meeting. Section 3.13(a) further provides that, in the case of a special meeting of stockholders called for the purpose of electing directors, a stockholder’s notice of director nominations to be made at that meeting will be timely if delivered to our Secretary within ten days after the first public announcement of the date of such special meeting.
Both Section 2.02(b) and Section 3.13(b) have been amended to further clarify the securities and related agreements that must be set forth on a stockholder’s notice. Those items are, with respect to the stockholder and any beneficial owner(s) identified in the notice: (A) the number of shares of our stock of each class or series that is beneficially owned, (B) any option, warrant, convertible security, stock appreciation right, swap, or similar right with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of shares of our stock or with a value derived in whole or in part from the value of any class or series of shares of our stock (a “Derivative Instrument”) and any other opportunity to profit or share in any profit derived from any increase or decrease in the value of our shares, (C) any proxy, contract, arrangement, understanding, or relationship pursuant to which such stockholder or any such beneficial owner has a right to vote any shares, (D) any short interest in any Digi security, (E) any rights to dividends on our shares that are separated or separable from the underlying shares of our stock, (F) any proportionate interest in shares of our stock or Derivative Instruments held, directly or indirectly, by a general or limited partnership in which such stockholder or any such beneficial owner is a general partner or, directly or indirectly, beneficially owns an interest in a general partner and (G) any performance-related fees that such stockholder or any such beneficial

ITEM 9B.	OTHER INFORMATION (CONTINUED)
owner is entitled to based on any increase or decrease in the value of shares of our stock or Derivative Instruments, if any, as of the date of such notice.
Section 2.02(b), as amended, requires that a stockholder’s notice of business to be conducted at an annual meeting set forth (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and address, as they appear on the our books, of the stockholder proposing such business and the name and address of any beneficial owner on whose behalf the proposal is made, (iii) securities and related agreements disclosure discussed above, (iv) any material interest in such business of the stockholder or any such beneficial owner, and (v) a representation and other appropriate evidence that the stockholder is a holder of record of shares of stock entitled to vote on such business at the meeting, will continue to be a holder of record of shares of stock entitled to vote on such business through the date of the meeting, and intends to appear in person or by proxy at the meeting to make the proposal.
Section 3.13(b), as amended, requires that a stockholder’s notice of director nominations to be made at an annual meeting of stockholders set forth, as to each person whom the stockholder proposes to nominate for election as a director: (i) such person’s name, (ii) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or that is otherwise required, pursuant to Regulation 14A under the Exchange Act, and (iii) such person’s signed written consent to being a nominee and to serving as a director if elected. As to the stockholder giving the notice, Section 3.13(b), as amended, further requires (i) the name and address, as they appear on our books, of such stockholder and the name and address of any beneficial owner on whose behalf the nomination is made, (ii) securities and related agreements disclosure discussed above, (iii) a description of any material relationships, including financial transactions and compensation, between the stockholder and the proposed nominee(s), and (iv) a representation and other appropriate evidence that the stockholder is a holder of record of shares of our stock entitled to vote for the election of directors, will continue to be a holder of record of shares of stock entitled to vote for the election of directors through the date of the meeting, and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice.
In addition to certain other technical and conforming amendments to Sections 2.02 and 3.13 of the By-Laws, Section 2.04 was amended to permit delivery of notice of a meeting of stockholders by delivering a separate written notice of the posting of such information on an electronic network.
The foregoing summary of the amendments is qualified in its entirety by reference to the text of the amended and restated By-Laws, which is attached to this Annual Report on Form 10-K as Exhibit 3(b) and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 — Election of Directors” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement.
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	52	Chairman, President and Chief Executive Officer

Brenda L. Mueller	52	Acting Principal Financial Officer, Acting Principal Accounting Officer and Corporate Controller

Lawrence A. Kraft	44	Senior Vice President of Sales and Marketing

Joel K. Young	46	Senior Vice President of Research and Development and Chief Technical Officer
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
Brenda L. Mueller, our company’s Corporate Controller, was elected by our Board of Directors on May 7, 2010, as Acting Principal Financial Officer and Acting Principal Accounting Officer, effective the same day. Ms. Mueller joined our company as Corporate Controller in March 2000. Prior to joining us, Ms. Mueller served as Director, General Accounting and Finance Services at Novartis Nutrition Corporation, then a privately-held division of Novartis AG, for 15 years and was primarily responsible for accounting and financial reporting and financial management.
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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
engineering, sales and marketing positions from February 1996 to June 2000. Before that, he held various engineering and management positions at AT&T and AT&T Bell Laboratories from 1986 to 1996.
On November 15, 2010, our Board of Directors elected Steven E. Snyder to serve as the company’s Senior Vice President, Chief Financial Officer and Treasurer, effective upon his commencement of employment, which is expected to be November 30, 2010.
Mr. Snyder, age 54, most recently served as Chief Financial Officer at Gearworks, Inc. from November 2008 to September 2009. In August 2009, Gearworks, Inc. merged with Xora, Inc. From October 2007 to June 2008, he was a General Manager of the storage solutions group at Xiotech Corporation, a privately held data storage company. From January 2003 to October 2007, he served as Chief Financial Officer and Vice President manufacturing and administration at Xiotech Corporation. Prior to that, Mr. Snyder served as Chief Financial Officer at several companies, including Ancor Communications, Inc., then a publicly traded developer and manufacturer of fibre channel switching products for data center networks. Mr. Snyder also spent ten years at Cray Research, Inc. in progressively responsible financial roles. Earlier roles include seven years in various financial positions at Control Data Corporation and two years with KPMG Peat Marwick.
Code of Ethics
We have in place a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer and controller. A copy of this code of ethics is included as an exhibit to this report. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on our website at www.digi.com. We also have a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the “About us — Investor Relations — Corporate Governance” caption.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated into this item by reference is the information appearing under the heading “Compensation of Directors,” “Executive Compensation,” the information regarding compensation committee interlocks and insider participation under the heading “Proposal No. 1 — Election of Directors” on our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated into this item by reference is the information appearing under the headings “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated into this item by reference is the information regarding director independence under the heading “Proposal No. 1 — Election of Directors” and the information regarding related person transactions under the heading “Related Person Transaction Approval Policy” on our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated into this item by reference is the information under “Proposal No. 2 — Ratification of Independent Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Consolidated Financial Statements and Schedules of the Company (filed as part of this Annual Report on Form 10-K)
1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2010, 2009 and 2008

Consolidated Balance Sheets as of September 30, 2010 and 2009

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Public Accounting Firm
(b)	Exhibits

Exhibit
Number	Description

2(a)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (1)

3(a)	Restated Certificate of Incorporation of the Company, as amended (2)

3(b)	Amended and Restated By-Laws of the Company

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006* (5)

10(b)	Form of indemnification agreement with directors and officers of the Company* (6)

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999* (7)

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001* (8)

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006* (9)

10(e)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009* (10)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit
Number	Description

10(f)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009* (11)

10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006 (12)

10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan (13)

10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan (14)

10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan (15)

10(k)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. Stock Option Plan)* (16)

10(l)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003* (17)

10(l)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007* (18)

10(m)	Agreement between the Company and Joel K. Young dated July 30, 2007* (19)

10(n)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)* (20)

10(o)	Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. Omnibus Stock Plan on or after January 26, 2010)* (21)

10(p)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG. (22)

14	Code of Ethics (23)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File No. 1-34033).

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033).

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033).

(5)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(6)	Incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34033).

(7)	Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended March 31, 1999 (File no. 0-17972)

(8)	Incorporated by reference to Exhibit 10(e)(i) to the Company’s Form 10-Q for the quarter ended December 31, 2000 (File no. 0-17972).

(9)	Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(10)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2009 (File no. 1-34033).

(11)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2009 (File no. 1-34033).

(12)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(13)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82672).

(14)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82670).

(15)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated February 13, 2002 (File no. 333-82668).

(16)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).

(17)	Incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(18)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972).

(19)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972).

(20)	Incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the year ended September 30, 2008 (File no. 1-34033).

(21)	Incorporated by reference to Exhibit 10(c) to the Company’s Form 10-Q for the quarter ended December 31, 2009 (File no. 1-34033).

(22)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File no. 1-34033).

(23)	Incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the year ended September 30, 2003 (File no. 0-17972).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGI INTERNATIONAL INC.
November 29, 2010	By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Chairman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 29, 2010	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

November 29, 2010	/s/ Brenda L. Mueller
Brenda L. Mueller
Corporate Controller and Acting Principal Financial Officer (Acting Principal Financial Officer)

GUY C. JACKSON
KENNETH E. MILLARD
AHMED NAWAZ	A majority of the Board of Directors*
WILLIAM N. PRIESMEYER
BRADLEY J. WILLIAMS

*   Joseph T. Dunsmore, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

November 29, 2010	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Increase
	Balance at	(Decrease) to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

Valuation account — doubtful accounts
September 30, 2010	$624	$132	$207	(1)	$549
September 30, 2009	$697	$(1)	$72	(1)	$624
September 30, 2008	$479	$308	$90	(1)	$697

Reserve for future returns and pricing adjustments
September 30, 2010	$1,058	$43	$(5	)(2)	$1,106
September 30, 2009	$1,369	$(264)	$47	(2)	$1,058
September 30, 2008	$1,442	$9	$82	(2)	$1,369

(1)	Uncollectible accounts charged against allowance, net of recoveries

(2)	Adjustments and recoveries

EXHIBIT INDEX

Exhibit	Description	Page

2(e)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by Reference

3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company	Filed Electronically

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporated by Reference

10(b)	Form of indemnification agreement with directors and officers of the Company	Incorporated by Reference

10(c)	Agreement between the Company and Subramanian Krishnan dated March 26, 1999	Incorporated by Reference

10(c)(i)	Amendment to Agreement between the Company and Subramanian Krishnan dated February 5, 2001	Incorporated by Reference

10(d)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006	Incorporated by Reference

10(e)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009	Incorporated by Reference

10(f)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009	Incorporated by Reference

10(g)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporated by Reference

10(h)	NetSilicon, Inc. Amended and Restated 1998 Director Stock Option Plan	Incorporated by Reference

10(i)	NetSilicon, Inc. Amended and Restated 1998 Incentive and Non-Qualified Stock Option Plan	Incorporated by Reference

10(j)	NetSilicon, Inc. 2001 Stock Option and Incentive Plan	Incorporated by Reference

10(k)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. Stock Option Plan)	Incorporated by Reference

10(l)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003	Incorporated by Reference

10(l)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007	Incorporated by Reference

10(m)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporated by Reference

Exhibit	Description	Page

10(n)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)	Incorporated by Reference

10(o)	Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010)	Incorporated by Reference

10(p)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG.	Incorporated by Reference

14	Code of Ethics	Incorporated by Reference

21	Subsidiaries of the Company	Filed Electronically

23	Consent of Independent Registered Public Accounting Firm	Filed Electronically

24	Powers of Attorney	Filed Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically