Form 10-Q
period 2010-12-31
DIGI INTERNATIONAL INC
filed 2011-02-09
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 31, 2011, there were 25,197,256 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2010	2009
	(in thousands, except per common share data)

Net sales	$48,334	$42,968
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	22,820	20,163
Amortization of purchased and core technology	848	1,092

Gross profit	24,666	21,713

Operating expenses:
Sales and marketing	9,798	9,240
Research and development	7,808	6,486
General and administrative	4,395	4,158

Total operating expenses	22,001	19,884

Operating income	2,665	1,829

Total other income, net	19	3

Income before income taxes	2,684	1,832
Income tax provision	368	633

Net income	$2,316	$1,199

Net income per common share:
Basic	$0.09	$0.05

Diluted	$0.09	$0.05

Weighted average common shares, basic	25,110	24,701

Weighted average common shares, diluted	25,445	24,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2010	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$64,206	$50,943
Marketable securities	27,392	36,634
Accounts receivable, net	23,177	24,090
Inventories	27,124	26,550
Deferred tax assets	3,346	3,344
Other	2,568	2,141

Total current assets	147,813	143,702
Property, equipment and improvements, net	16,219	16,396
Identifiable intangible assets, net	18,187	19,851
Goodwill	85,752	86,210
Deferred tax assets	2,718	320
Other	478	486

Total assets	$271,167	$266,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,759	$7,449
Accrued compensation	4,866	5,850
Deferred payment on acquisition	2,940	2,914
Other	5,145	5,384

Total current liabilities	22,710	21,597
Income taxes payable	2,312	2,838
Deferred tax liabilities	1,196	1,457
Other noncurrent liabilities	437	517

Total liabilities	26,655	26,409

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,729,698 and 28,666,311 shares issued	288	287
Additional paid-in capital	188,824	185,427
Retained earnings	93,965	91,649
Accumulated other comprehensive loss	(11,601)	(9,589)
Treasury stock, at cost, 3,550,677 and 3,584,215 shares	(26,964)	(27,218)

Total stockholders’ equity	244,512	240,556

Total liabilities and stockholders’ equity	$271,167	$266,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2010	2009
	(in thousands)
Operating activities:
Net income	$2,316	$1,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	713	665
Amortization of identifiable intangible assets	1,697	1,944
Stock-based compensation	871	998
Excess tax benefits from stock-based compensation	(59)	—
Deferred income tax benefit	(584)	(249)
Other	401	(197)
Changes in operating assets and liabilities	(607)	(445)

Net cash provided by operating activities	4,748	3,915

Investing activities:
Purchase of marketable securities	(2,174)	(8,161)
Proceeds from maturities of marketable securities	11,409	519
Purchase of property, equipment, improvements and certain other intangible assets, net of proceeds from sale	(721)	(904)

Net cash provided by (used in) investing activities	8,514	(8,546)

Financing activities:
Payments on capital lease obligations	—	(6)
Excess tax benefits from stock-based compensation	59	—
Proceeds from stock option plan transactions	443	—
Proceeds from employee stock purchase plan transactions	269	—

Net cash provided by (used in) financing activities	771	(6)

Effect of exchange rate changes on cash and cash equivalents	(770)	(344)

Net increase (decrease) in cash and cash equivalents	13,263	(4,981)
Cash and cash equivalents, beginning of period	50,943	48,434

Cash and cash equivalents, end of period	$64,206	$43,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2010 as filed with the SEC (“2010 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed balance sheet data were derived from our 2010 Financial Statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
Recently Issued Accounting Pronouncements
There have been no accounting pronouncements recently issued that will affect our Condensed Consolidated Financial Statements.
2.	COMPREHENSIVE INCOME
Comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized (loss) gain on available-for-sale marketable securities, net of tax. Comprehensive income was as follows (in thousands):

	Three months ended December 31,
	2010	2009
Net income	$2,316	$1,199
Other comprehensive income:
Change in foreign currency translation adjustment	(2,008)	(710)
Change in unrealized (loss) gain on investments, net of income tax benefit (provision) of $3 and ($23), respectively	(4)	36

Comprehensive income	$304	$525

3.	NET INCOME PER COMMON SHARE
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2010	2009
Numerator:
Net income	$2,316	$1,199

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,110	24,701

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	335	278

Denominator for diluted net income per common share — adjusted weighted average shares	25,445	24,979

Net income per common share, basic	$0.09	$0.05

Net income per common share, diluted	$0.09	$0.05

Potentially dilutive common shares related to outstanding stock options to purchase 2,654,929 and 3,438,953 common shares for the three month periods ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive.
4.	SELECTED BALANCE SHEET DATA

(in thousands)	December 31, 2010	September 30, 2010
Accounts receivable, net:
Accounts receivable	$23,682	$24,639
Less allowance for doubtful accounts	(505)	(549)

	$23,177	$24,090

Inventories:
Raw materials	$21,829	$21,678
Work in process	288	418
Finished goods	5,007	4,454

	$27,124	$26,550

Other accrued expenses:
Accrued professional fees	$742	$838
Accrued warranty	840	877
Income taxes payable	465	564
Deferred gain on building sale — short-term	277	289
Other accrued expenses	2,821	2,816

	$5,145	$5,384

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.	MARKETABLE SECURITIES
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
We obtain quoted market prices and trading activity for each security, where available, and review the financial solvency of each security issuer and obtain other relevant information from our investment advisors to estimate the fair value for each security in our investment portfolio. As of December 31, 2010, 24 of our securities were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the factors described above. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold.
All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss).
Our marketable securities at December 31, 2010 were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$16,967	$7	$(6)	$16,968
Certificates of deposit	5,003	—	—	5,003
Government municipal bonds	5,423	—	(2)	5,421

Current marketable securities	$27,393	$7	$(8)	$27,392

(1)	Included in amortized cost and fair value is purchased and accrued interest of $363.

(2)	The aggregate related fair value of securities with unrealized losses as of December 31, 2010 was $19,136.
Our marketable securities at September 30, 2010 were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$26,163	$7	$(9)	$26,161
Certificates of deposit	5,001	6	—	5,007
Government municipal bonds	5,463	5	(2)	5,466

Current marketable securities	$36,627	$18	$(11)	$36,634

(1)	Included in amortized cost and fair value is purchased and accrued interest of $451.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2010 was $18,909.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	FAIR VALUE MEASUREMENTS
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
The hierarchy is broken down into three levels defined as follows:
•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs are unobservable for the asset or liability and their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for the investments, such that the determination of fair value requires significant judgment or estimation.
Fair value is applied to financial assets, such as certificates of deposit, corporate bonds and government municipal bonds, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period using the above guidance.
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2010 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$37,203	$37,203	$—	$—

Available-for-sale marketable securities:
Corporate bonds	16,968	—	16,968	—
Certificates of deposit	5,003	—	5,003	—
Government municipal bonds	5,421	—	5,421	—

Total cash equivalents and marketable securities measured at fair value	$64,595	$37,203	$27,392	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6.	FAIR VALUE MEASUREMENTS (CONTINUED)

		Fair Value Measurements at September 30, 2010 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$29,416	$29,416	$—	$—

Available-for-sale marketable securities:
Corporate bonds	26,161	—	26,161	—
Certificates of deposit	5,007	—	5,007	—
Government municipal bonds	5,466	—	5,466	—

Total cash equivalents and marketable securities measured at fair value	$66,050	$29,416	$36,634	$—

Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in or out of our Level 2 financial assets during the three months ended December 31, 2010.
We had no financial assets valued with Level 3 inputs as of December 31, 2010 nor did we purchase or sell any Level 3 financial assets during the three months ended December 31, 2010.
The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
7.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were comprised of the following (in thousands):

	December 31, 2010			September 30, 2010
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$46,301	$(39,631)	$6,670	$46,484	$(38,917)	$7,567
License agreements	2,840	(2,555)	285	2,840	(2,537)	303
Patents and trademarks	9,892	(6,799)	3,093	9,753	(6,522)	3,231
Customer maintenance contracts	700	(621)	79	700	(604)	96
Customer relationships	17,338	(9,460)	7,878	17,481	(9,096)	8,385
Non-compete agreements	1,033	(851)	182	1,039	(770)	269

Total	$78,104	$(59,917)	$18,187	$78,297	$(58,446)	$19,851

Amortization expense was $1.7 million and $1.9 million for the three month periods ended December 31, 2010 and 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.	GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2011 and the five succeeding fiscal years is as follows (in thousands):

2011 (nine months)	$4,448
2012	4,214
2013	3,203
2014	2,883
2015	1,855
2016	657
The changes in the carrying amount of goodwill were as follows (in thousands):

	Three months ended December 31,
	2010	2009
Beginning balance, October 1	$86,210	$86,558
Foreign currency translation adjustment	(458)	(58)

Ending balance, December 31	$85,752	$86,500

8.	INCOME TAXES
Income taxes have been provided at an effective rate of 13.7% and 34.6% for the three month periods ended December 31, 2010 and 2009, respectively.
In the three month period ended December 31, 2010, we recorded a discrete tax benefit of $0.6 million primarily resulting from the reversal of tax reserves for various jurisdictions’ tax matters related to the expiration of the statutes of limitations and from the enactment of legislation extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. The benefit resulting from such discrete tax events reduced our effective tax rate by 21.5 percentage points for the three month period ended December 31, 2010.
A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

Unrecognized tax benefits as of September 30, 2010	$2,265
Increases related to:
Prior year income tax positions	30
Decreases related to:
Expiration of the statute of limitations	(466)

Unrecognized tax benefits as of December 31, 2010	$1,829

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.7 million.
We recognize interest and penalties related to income tax matters in income tax expense. We recorded a reduction of $0.1 million of interest and penalties, net of tax during the three months ended December 31, 2010. As of December 31, 2010 and September 30, 2010, we had accrued interest and penalties related to unrecognized tax benefits of $0.5 million and $0.6 million, respectively, included in long-term income taxes payable on our consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8.	INCOME TAXES (CONTINUED)
There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next 12 months.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009 and 2006 in the case of U.S. federal and foreign income tax authorities, respectively, and for tax years generally before fiscal 2006, in the case of state taxing authorities, consisting primarily of Minnesota and California.
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

	Three months ended December 31,
	Balance at	Warranties	Settlements	Balance at
	October 1	expensed	made	December 31
2010	$877	$118	$(155)	$840
2009	$970	$196	$(214)	$952
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10.	CONTINGENCIES
Contingent obligations
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
As previously disclosed, the parties advised the District Court on February 25, 2009 that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were initially filed objection to the definition of the settlement class and fairness of the settlement, and since our Annual Report on Form 10-K for the year ended September 30, 2010, five of those appeals remain pending. Two appeal briefs have been filed by the remaining five objector groups, and those appeals remain pending.
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of December 31, 2010, we have an accrued liability for the anticipated settlement of $300,000 which we believe is adequate and reflects the amount of loss that is probable and a receivable related to the insurance proceeds of $50,000, which represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
Patent Infringement Lawsuit
On May 11, 2010, SIPCO, LLC filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against Digi and five other companies pertaining to the infringement of SIPCO’s patents by wireless mesh networking products. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
11.	RESTRUCTURING
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11.	RESTRUCTURING (CONTINUED)
A summary of the restructuring charges and other activity within the restructuring accrual during the first quarter of fiscal 2011 is listed below (in thousands):

	Employee
	Termination
	Costs	Other	Total
Balance September 30, 2010	$13	$60	$73
Payments	(3)	—	(3)
Reversals	—	(50)	(50)

Balance December 31, 2010	$10	$10	$20

During the first quarter of fiscal 2011, we reversed $50,000 related to legal fees in conjunction with compensation-related items that are no longer probable of assertion. We expect the remaining liability to be completed by the end of the second quarter of fiscal 2011.
12.	SUBSEQUENT EVENT
On January 18, 2011 Advanced Processor Technologies LLC filed a patent infringement lawsuit against Digi and eight other defendants in federal court in the Eastern District of Texas. The lawsuit alleges that certain products of Digi and the other defendants infringe two plaintiff patents covering data processors with memory management units. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “we,” “our” or “us” mean Digi International Inc. and all of the subsidiaries included in the consolidated financial statements unless the context indicates otherwise. Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as well as our reports on Forms 10-Q and 8-K and other publicly available information.
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
Our operating results and performance trends may be affected by a number of factors, including, without limitation, those described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in our filings with the Securities and Exchange Commission, including without limitation, our quarterly reports on Form 10-Q and our registration statements, could cause our actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in our various filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2010.

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
Net sales increased from $43.0 million in the first quarter of fiscal 2010 to $48.3 million in the first quarter of fiscal 2011, an increase of $5.3 million, or 12.5%. Net sales in the first quarter of fiscal 2011 also increased by $1.0 million, or 2.3%, compared to the fourth quarter of fiscal 2010. Net income and net income per diluted share increased from $1.2 million, or $0.05 per diluted share, in the first quarter of fiscal 2010 to $2.3 million, or $0.09 per diluted share, in the first quarter of fiscal 2011, an increase of $1.1 million, or $0.04 per diluted share. The increase in net income includes a discrete tax benefit of $0.6 million or $0.02 per diluted share as further describe in Note 8 to our Condensed Consolidation Financial Statements.
During fiscal 2011 we fully reinstated our incentive compensation program, which was only partially reinstated in the prior year, resulting in an additional $0.7 million of operating expenses in the first quarter of fiscal 2011.
We continue to show growth in our wireless products net sales. Our target markets are primarily in the Smart Grid, fleet management and medical markets. We anticipate that growth in the future will result from products and services that are developed internally as well as from products and services that are acquired. We are continuing to invest in wireless products and services while closely monitoring and controlling discretionary spending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% increase
	2010		2009		(decrease)
Net sales	$48,334	100.0%	$42,968	100.0%	12.5%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	22,820	47.2	20,163	46.9	13.2
Amortization of purchased and core technology	848	1.8	1,092	2.6	(22.3)

Gross profit	24,666	51.0	21,713	50.5	13.6
Operating expenses:
Sales and marketing	9,798	20.3	9,240	21.5	6.0
Research and development	7,808	16.1	6,486	15.1	20.4
General and administrative	4,395	9.1	4,158	9.6	5.7

Total operating expenses	22,001	45.5	19,884	46.2	10.6

Operating income	2,665	5.5	1,829	4.3	45.7
Other income, net	19	0.1	3	0.0	N/M

Income before income taxes	2,684	5.6	1,832	4.3	46.5
Income tax provision	368	0.8	633	1.5	(41.9)

Net income	$2,316	4.8%	$1,199	2.8%	93.2%

N/M means not meaningful
NET SALES
Net sales increased $5.3 million for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 which was primarily driven by increased volume and demand rather than pricing changes. We did not experience a material change in revenue due to pricing. Our wireless product net sales grew from $15.1 million, or 35.2% of net sales, in the first quarter of fiscal 2010 to $20.2 million, or 41.8% of net sales, in the first quarter of fiscal 2011, an increase of 33.5%.
The following summarizes our net sales by product categories for the periods indicated:

	Three months ended December 31,
($ in thousands)	2010		2009		$ increase	% increase
Non-embedded	$27,224	56.3%	$24,897	57.9%	$2,327	9.3%
Embedded	21,110	43.7	18,071	42.1	3,039	16.8

Total net sales	$48,334	100.0%	$42,968	100.0%	$5,366	12.5%

Non-embedded
Our non-embedded revenue increased by $2.3 million or 9.3% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase resulted primarily from increases in net sales of cellular routers and wireless communication adaptors, which were partially offset by a decrease in net sales of serial servers, USB products and serial cards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Embedded
Our embedded revenue increased by $3.0 million or 16.8% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The increase resulted primarily from increases in net sales of modules, chips and engineering design services.
The following summarizes our net sales by geographic region:

	Three months ended December 31,
($ in thousands)	2010	2009	$ increase	% increase
North America	$27,751	$25,525	$2,226	8.7%
EMEA	12,673	11,021	1,652	15.0
Asia countries	6,142	5,335	807	15.1
Latin America	1,768	1,087	681	62.6

Total net sales	$48,334	$42,968	$5,366	12.5%

The fluctuation of foreign currency rates for the three month period ended December 31, 2010 had an unfavorable impact on net sales of $0.4 million primarily due to the strengthening of the U.S. Dollar against the Euro compared to the same period in the prior fiscal year.
GROSS MARGIN
Gross margin for the three months ended December 31, 2010 was 51.0% compared to 50.5% for the three months ended December 31, 2009. The increase in the gross margin for the first quarter of fiscal 2011 as compared to the same period a year ago was primarily due to a reduction of purchased and core technology amortization as certain purchased and core technologies are now fully amortized, product cost reductions and manufacturing efficiencies, partially offset by unfavorable changes in product mix.
We expect that gross margin will be approximately 50.0% to 51.0% for the full fiscal year 2011.
OPERATING EXPENSES
The following summarizes our operating expenses:

	Three months ended December 31,
($ in thousands)	2010		2009		$ increase	% increase
Operating expenses:
Sales and marketing	$9,798	20.3%	$9,240	21.5%	$558	6.0%
Research and development	7,808	16.1	6,486	15.1	1,322	20.4
General and administrative	4,395	9.1	4,158	9.6	237	5.7

Total operating expenses	$22,001	45.5%	$19,884	46.2%	$2,117	10.6%

The increase in sales and marketing expenses of $0.6 million is primarily due to an increase of $0.4 million for compensation-related expenses to fully restore the incentive compensation program and increased commissions related to the increase in net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
The increase in research and development expenses of $1.3 million is due primarily to an increase of $0.7 million for compensation-related expenses mostly as a result of a fully restored incentive compensation program, an increase in headcount, and $0.6 million in product certification, custom development projects and development expenses focused in the iDigi® Platform.
The increase in general and administrative expenses of $0.2 million was due primarily to an increase in professional fees and outside services.
We expect that total operating expenses will be approximately 41.5% to 45.5% of net sales for the full fiscal year 2011.
OTHER INCOME, NET
Other income, net remained relatively flat for the three months ended December 31, 2010 as compared to the same period a year ago as there was a slight reduction in both interest income and foreign currency transaction losses.
INCOME TAXES
For the three months ended December 31, 2010, income taxes have been provided at an effective rate of 13.7% compared to 34.6% for the three months ended December 31, 2009. In the three month period ended December 31, 2010, we recorded a discrete tax benefit of $0.6 million primarily resulting from the reversal of tax reserves for various jurisdictions’ tax matters related to the expiration of the statutes of limitations and from the enactment of legislation extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. The benefit resulting from such discrete tax events reduced our effective tax rate by 21.5 percentage points for the three month period ended December 31, 2010.
We expect our annualized 2011 income tax rate, including the impact of the above discrete tax items, to be approximately 30% to 33%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At December 31, 2010, we had cash, cash equivalents and short-term marketable securities of $91.6 million compared to $87.6 million at September 30, 2010. Our working capital (current assets less total current liabilities) increased $3.0 million to $125.1 million at December 31, 2010 compared to $122.1 million at September 30, 2010. We anticipate total fiscal 2011 capital expenditures will be approximately $3.2 million.
Net cash provided by operating activities was $4.7 million for the three months ended December 31, 2010 as compared to $3.9 million for the three months ended December 31, 2009, or a net increase of $0.8 million. This increase is primarily due to an increase in net income for the three months ended December 31, 2010 compared to the same period a year ago. This was partially offset by a net decrease of $0.2 million related to changes in operating assets and liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Net cash provided by investing activities was $8.5 million during the three months ended December 31, 2010 as compared to net cash used by investing activities of $8.5 million during the three months ended December 31, 2009. Net proceeds of marketable securities occurred during the three months ended December 31, 2010 compared to the same period one year ago in which there were net purchases of marketable securities.
Net cash provided by financing activities was $0.8 million for the three months ended December 31, 2010, primarily related to proceeds from stock option plan and employee stock purchase plan transactions. There were no proceeds from these plans during the three months ended December 31, 2009 as we did not close on our first quarter of fiscal 2010 sales of stock under our Employee Stock Purchase Plan until after December 31, 2009 and there were no exercises of stock options.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations for the next twelve months and beyond.
The contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010 had no material changes through December 31, 2010.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
There have been no accounting pronouncements recently issued that will affect our Condensed Consolidated Financial Statements.

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
FOREIGN CURRENCY RISK
We have transactions that are executed in the U.S. Dollar, British Pound, Euro, Japanese Yen and Indian Rupee. As a result, we are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Indian Rupees, and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk.
For the three months ended December 31, 2010 and 2009, we had approximately $20.6 million and $17.4 million, respectively, of net sales to foreign customers including export sales, of which $7.4 million and $5.8 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Yen and Rupee to the U.S. Dollar:

	Three months ended December 31,		increase	% increase
	2010	2009	(decrease)	(decrease)
Euro	1.3600	1.4780	(0.1180)	(8.0)%
British Pound	1.5815	1.6337	(0.0522)	(3.2)
Yen	0.0121	0.0112	0.0010	8.6
Rupee	0.0222	0.0214	0.0008	3.7
A 10% change from the first three months of fiscal year 2011 average exchange rate for the Euro, British Pound, Yen and Rupee to the U.S. Dollar would have resulted in a 1.5% increase or decrease in net sales and a 2.0% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 10 and Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors provided in Part I, Item 1A, of our 2010 Annual Report on Form 10-K as filed with the SEC on November 29, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10		Offer Letter Agreement, dated as of October 28, 2010, between the Company and Steven E. Snyder*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

ITEM 6. EXHIBITS (CONTINUED)

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: February 9, 2011	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)
Restated Certificate of Incorporation of the Company, as Amended (incorporated by reference to the corresponding exhibit number to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972))
Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10		Offer Letter Agreement, dated as of October 28, 2010, between the Company and Steven E. Snyder	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically