Form 10-Q
period 2011-03-31
DIGI INTERNATIONAL INC
filed 2011-05-06
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2011, there were 25,338,874 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
	(in thousands, except per common share data)

Net sales	$49,716	$45,076	$98,050	$88,044
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	23,212	21,254	46,032	41,417
Amortization of purchased and core technology	853	1,074	1,701	2,166

Gross profit	25,651	22,748	50,317	44,461

Operating expenses:
Sales and marketing	9,532	9,603	19,330	18,843
Research and development	7,849	7,078	15,657	13,564
General and administrative	4,628	4,224	9,073	8,382
Restructuring	(20)	(352)	(70)	(352)

Total operating expenses	21,989	20,553	43,990	40,437

Operating income	3,662	2,195	6,327	4,024

Other (expense) income, net:
Interest income	69	90	126	183
Interest expense	(27)	(32)	(53)	(84)
Other (expense) income	(223)	301	(235)	263

Total other (expense) income, net	(181)	359	(162)	362

Income before income taxes	3,481	2,554	6,165	4,386
Income tax provision	1,242	868	1,610	1,501

Net income	$2,239	$1,686	$4,555	$2,885

Net income per common share:
Basic	$0.09	$0.07	$0.18	$0.12

Diluted	$0.09	$0.07	$0.18	$0.12

Weighted average common shares:
Basic	25,230	24,816	25,169	24,758

Diluted	25,692	25,213	25,562	25,072

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,282	$50,943
Marketable securities	34,135	36,634
Accounts receivable, net	26,116	24,090
Inventories	25,758	26,550
Deferred tax assets	3,362	3,344
Other	2,918	2,141

Total current assets	149,571	143,702
Marketable securities, long-term	4,507	—
Property, equipment and improvements, net	16,058	16,396
Identifiable intangible assets, net	16,869	19,851
Goodwill	86,527	86,210
Deferred tax assets	3,295	320
Other	506	486

Total assets	$277,333	$266,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,862	$7,449
Accrued compensation	6,537	5,850
Deferred payment on acquisition	2,966	2,914
Other	5,793	5,384

Total current liabilities	22,158	21,597
Income taxes payable	2,337	2,838
Deferred tax liabilities	1,083	1,457
Other noncurrent liabilities	410	517

Total liabilities	25,988	26,409

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,827,170 and 28,666,311 shares issued	288	287
Additional paid-in capital	190,478	185,427
Retained earnings	96,204	91,649
Accumulated other comprehensive loss	(8,845)	(9,589)
Treasury stock, at cost, 3,526,467 and 3,584,215 shares	(26,780)	(27,218)

Total stockholders’ equity	251,345	240,556

Total liabilities and stockholders’ equity	$277,333	$266,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2011	2010
	(in thousands)
Operating activities:
Net income	$4,555	$2,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	1,453	1,334
Amortization of identifiable intangible assets	3,393	3,869
Stock-based compensation	1,713	1,824
Excess tax benefits from stock-based compensation	(226)	(39)
Deferred income tax benefit	(1,296)	(848)
Inventory obsolescence	836	309
Restructuring	(70)	(352)
Other	6	(312)
Changes in operating assets and liabilities	(2,844)	285

Net cash provided by operating activities	7,520	8,955

Investing activities:
Purchase of marketable securities	(28,999)	(28,510)
Proceeds from maturities of marketable securities	26,950	4,334
Acquisition of business, net of cash acquired	—	(3,000)
Purchase of property, equipment, improvements and certain other intangible assets, net of proceeds from sale	(1,421)	(1,469)

Net cash used in investing activities	(3,470)	(28,645)

Financing activities:
Payments on capital lease obligations	—	(7)
Excess tax benefits from stock-based compensation	226	39
Proceeds from stock option plan transactions	1,119	1,032
Proceeds from employee stock purchase plan transactions	486	445

Net cash provided by financing activities	1,831	1,509

Effect of exchange rate changes on cash and cash equivalents	458	(820)

Net increase (decrease) in cash and cash equivalents	6,339	(19,001)
Cash and cash equivalents, beginning of period	50,943	48,434

Cash and cash equivalents, end of period	$57,282	$29,433

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2010 as filed with the SEC (“2010 Financial Statements”).
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
2. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities, net of tax. Comprehensive income (loss) was (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Net income	$2,239	$1,686	$4,555	$2,885
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,777	(2,136)	769	(2,846)
Change in unrealized (loss) gain on investments	(34)	(52)	(41)	7
Less income tax benefit (provision)	13	20	16	(3)
Reclassification of gain included in net income	—	(36)	—	(36)
Less income tax benefit	—	14	—	14

Comprehensive income (loss)	$4,995	$(504)	$5,299	$21

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. EARNINGS PER SHARE
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares of our stock result from dilutive common stock options and shares purchased through our employee stock purchase plan.
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Numerator:
Net income	$2,239	$1,686	$4,555	$2,885

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,230	24,816	25,169	24,758
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	462	397	393	314

Denominator for diluted net income per common share — adjusted weighted average shares	25,692	25,213	25,562	25,072

Net income per common share, basic	$0.09	$0.07	$0.18	$0.12

Net income per common share, diluted	$0.09	$0.07	$0.18	$0.12

Potentially dilutive shares related to stock options to purchase common shares were not included in the computation of diluted earnings per common share set forth above because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be anti-dilutive. For the three and six month periods ended March 31, 2011 there were 1,856,496 and 2,006,496 potentially dilutive shares related to stock options, respectively. For the three and six month periods ended March 31, 2010 there were 2,495,421 and 2,865,921 potentially dilutive shares related to stock options, respectively.
4. SELECTED BALANCE SHEET DATA
(in thousands)

	March 31, 2011	September 30, 2010
Accounts receivable, net:
Accounts receivable	$26,409	$24,639
Less allowance for doubtful accounts	(293)	(549)

	$26,116	$24,090

Inventories:
Raw materials	$19,880	$21,678
Work in process	454	418
Finished goods	5,424	4,454

	$25,758	$26,550

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. ACQUISITION
Spectrum Design Solutions, Inc.
On July 23, 2008, we acquired Spectrum Design Solutions, Inc. (“Spectrum”), a wholly owned subsidiary of Digi International Inc. that performs wireless design services. The acquisition was structured as a merger with a cash purchase price of $10.0 million. Of this amount, $4.0 million was paid on the acquisition date, $3.0 million was paid in January 2010, and the remaining $3.0 million will be paid in July 2011. The remaining deferred payment of $3.0 million is recorded as a liability on our consolidated balance sheet at its current net present value, on which implied interest is accrued up until the time of payment.
6. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds.
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security, where available, and review the financial solvency of each security issuer and obtain other relevant information from our investment advisor. As of March 31, 2011, 29 of our securities were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold.
All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES (CONTINUED)
At March 31, 2011 our marketable securities were (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$13,588	$2	$(19)	$13,571
Government municipal bonds	12,830	1	(6)	12,825
Certificates of deposit	3,751	—	(7)	3,744
Commercial paper	3,997	—	(2)	3,995

Current marketable securities	34,166	3	(34)	34,135
Non-current marketable securities:
Corporate bonds	2,136	—	—	2,136
Government municipal bonds	1,874	—	(1)	1,873
Certificates of deposit	500	—	(2)	498

Non-current marketable securities	4,510	—	(3)	4,507

Total marketable securities	$38,676	$3	$(37)	$38,642

(1)	Included in amortized cost and fair value is purchased and accrued interest of $409.

(2)	The aggregate related fair value of securities with unrealized losses as of March 31, 2011 was $28,922.
At September 30, 2010 our marketable securities were (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$26,163	$7	$(9)	$26,161
Government municipal bonds	$5,463	$5	$(2)	5,466
Certificates of deposit	5,001	6	—	5,007

Current marketable securities	$36,627	$18	$(11)	$36,634

(1)	Included in amortized cost and fair value is purchased and accrued interest of $451.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2010 was $18,909.
7. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This standard also establishes a hierarchy for inputs used in measuring fair value. This standard maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)
The hierarchy is broken down into the following three levels:
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
Fair value is applied to financial assets such as our marketable securities, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period using the above guidance.
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2011 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$35,477	$35,477	$—	$—

Available-for-sale marketable securities:
Corporate bonds	15,707	—	15,707	—
Government municipal bonds	14,698	—	14,698	—
Certificates of deposit	4,242	—	4,242	—
Commercial paper	3,995	—	3,995	—

Total cash equivalents and marketable securities measured at fair value	$74,119	$35,477	$38,642	$—

		Fair Value Measurements at September 30, 2010 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$29,416	$29,416	$—	$—

Available-for-sale marketable securities:
Corporate bonds	26,161	—	26,161	—
Government municipal bonds	5,466	—	5,466	—
Certificates of deposit	5,007	—	5,007	—

Total cash equivalents and marketable securities measured at fair value	$66,050	$29,416	$36,634	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in or out of our Level 2 financial assets during the six months ended March 31, 2011.
We had no financial assets valued with Level 3 inputs as of March 31, 2011 nor did we purchase or sell any Level 3 financial assets during the six months ended March 31, 2011.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were (in thousands):

	March 31, 2011			September 30, 2010
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$46,599	$(40,705)	$5,894	$46,484	$(38,917)	$7,567
License agreements	2,840	(2,573)	267	2,840	(2,537)	303
Patents and trademarks	10,104	(7,073)	3,031	9,753	(6,522)	3,231
Customer maintenance contracts	700	(639)	61	700	(604)	96
Customer relationships	17,585	(10,064)	7,521	17,481	(9,096)	8,385
Non-compete agreements	1,042	(947)	95	1,039	(770)	269

Total	$78,870	$(62,001)	$16,869	$78,297	$(58,446)	$19,851

Amortization expense was $1.7 million and $2.0 million for the three month periods ended March 31, 2011 and 2010, respectively. Amortization expense was $3.4 million and $3.9 million for the six months ended March 31, 2011 and 2010, respectively. Amortization expense is recorded on our statement of operations within cost of sales (excluding purchased and core technology), amortization of purchased and core technology and general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2011 and the five succeeding fiscal years is (in thousands):

2011 (six months)	$2,767
2012	4,581
2013	3,214
2014	2,895
2015	1,938
2016	688
The changes in the carrying amount of goodwill were (in thousands):

	Six months ended March 31,
	2011	2010
Beginning balance, October 1	$86,210	$86,558
Foreign currency translation adjustment	317	(971)

Ending balance, March 31	$86,527	$85,587

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. INCOME TAXES
Income taxes have been provided at an effective rate of 26.1% and 34.2% for the six month periods ended March 31, 2011 and 2010, respectively.
In the six month period ended March 31, 2011, we recorded a discrete tax benefit of $0.6 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions related to the expiration of the statutes of limitations as well as from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 9.3 percentage points for the six month period ended March 31, 2011.
A reconciliation of the beginning and ending amount of uncertain tax positions is (in thousands):

Uncertain tax positions as of September 30, 2010	$2,265
Increases related to:
Prior year income tax positions	34
Decreases related to:
Expiration of the statute of limitations	(466)

Uncertain tax positions as of March 31, 2011	$1,833

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.7 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the six months ended March 31, 2011, we recognized a net benefit of $0.1 million primarily due to the reversal of reserves related to the expiration of the statute of limitations. During the six months ended March 31, 2010 we recognized expense of $0.1 million of interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2011 and September 30, 2010, we had accrued interest and penalties related to unrecognized tax benefits of $0.5 million and $0.6 million, respectively, included in long-term income taxes payable on our condensed consolidated balance sheet.
There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease significantly over the next 12 months.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009 with respect to U.S. federal income tax authorities and fiscal 2006 with respect to foreign income tax authorities. Further, we are no longer subject to income tax examination for tax years generally before fiscal 2006 with respect to U.S. state taxing authorities, consisting primarily of Minnesota and California.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. PRODUCT WARRANTY OBLIGATION
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

	Three months ended March 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	January 1	issued	made	March 31
2011	$840	$236	$(230)	$846
2010	$952	$229	$(216)	$965

	Six months ended March 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	March 31
2011	$877	$354	$(385)	$846
2010	$970	$425	$(430)	$965
We are not responsible and do not warrant that custom software versions created by original equipment manufacturer (OEM) customers based upon our software source code will function in a particular way, will conform to any specifications or are fit for any particular purpose. Further, we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. CONTINGENCIES (CONTINUED)
As previously disclosed, the parties advised the District Court on February 25, 2009 that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were initially filed objecting to the definition of the settlement class and fairness of the settlement, and since the filing of our Annual Report on Form 10-K for the year ended September 30, 2010, five of those appeals remain pending. Two appeal briefs have been filed by the remaining five objector groups, and those appeals remain pending.
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible amount of $250,000 per claim. As of March 31, 2011, we have an accrued liability for the anticipated settlement of $300,000, which we believe is adequate and reflects the amount of loss that is probable, and a receivable related to the insurance proceeds of $50,000, which represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, such losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
Patent Infringement Lawsuits
On March 16, 2011, MOSAID Technologies Incorporated filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against Digi and 32 other companies pertaining to the infringement of six patents by products compliant with various Institute of Electrical and Electronics Engineers standards for implementing wireless local area network computer communications in certain frequency bands. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
On January 18, 2011, Advanced Processor Technologies LLC filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against Digi and eight other companies pertaining to the infringement of two patents by products containing data processors with memory management units. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
On May 11, 2010, SIPCO, LLC filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. This claim has subsequently been moved to the Northern District of Georgia. The lawsuit included allegations against Digi and five other companies pertaining to the infringement of SIPCO’s patents by wireless mesh networking products. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
12. RESTRUCTURING
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
12. RESTRUCTURING (CONTINUED)
The following is a summary of the restructuring charges and other activity within the restructuring accrual during the six months of fiscal 2011 (in thousands):

	Employee
	Termination
	Costs	Other	Total
Balance September 30, 2010	$13	$60	$73
Payments	(3)	—	(3)
Reversals	—	(50)	(50)

Balance December 31, 2010	$10	$10	$20

Payments	—	—	—
Reversals	(10)	(10)	(20)

Balance March 31, 2011	$—	$—	$—

During the first quarter of fiscal 2011, we reversed $50,000 for legal fees in conjunction with compensation-related items relating to claims that are no longer probable of assertion. During the second quarter of fiscal 2011, we reversed $10,000 related to continued medical benefits and $10,000 for legal fees in conjunction with compensation-related items relating to claims that are no longer probable of assertion.

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
The words “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to us as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of our future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to update or revise any forward-looking statement publicly, whether as a result of new information, future events or otherwise.
Our operating results and performance trends may be affected by a number of factors, including, without limitation, those described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010 and under Item 1A on this Report on Form 10-Q. Those risk factors, and other risks, uncertainties and assumptions identified from time to time in our filings with the SEC, including without limitation, our quarterly reports on Form 10-Q and our registration statements, could cause our actual future results to differ materially from those projected in the forward-looking statements as a result of the factors set forth in our various filings with the SEC and of changes in general economic conditions, changes in interest rates and/or exchange rates and changes in the assumptions used in making such forward-looking statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW
We operate in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The marketplace in this industry can be affected significantly by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. We help customers connect, monitor, and control local or remote electronic devices over a network, via the Internet or via satellite.
Net sales increased from $45.1 million in the second quarter of fiscal 2010 to $49.7 million in the second quarter of fiscal 2011, an increase of $4.6 million, or 10.3%. Net sales in the second quarter of fiscal 2011 also increased by $1.4 million, or 2.9%, compared to the first quarter of fiscal 2011. Net income and net income per diluted share increased from $1.7 million, or $0.07 per diluted share, in the second quarter of fiscal 2010 to $2.2 million, or $0.09 per diluted share, in the second quarter of fiscal 2011, an increase of $0.5 million, or $0.02 per diluted share.
Our wireless products net sales grew from $15.8 million, or 35.0% of net sales, in the second quarter of fiscal 2010 to $19.2 million, or 38.7% of net sales, in the second quarter of fiscal 2011, an increase of 21.7%. Wireless products net sales increased from $30.9 million, or 35.1% of net sales, in the first six months of fiscal 2010 to $39.4 million, or 40.2% of net sales, in the first six months of fiscal 2011. Our wireless sales increased in the first half of fiscal 2011 primarily due to large customers’ deployment of our wireless machine to machine (“M2M”) solutions across our key vertical markets.
Total operating expenses increased $1.4 million for the three months ended March 31, 2011 as compared to March 31, 2010, primarily due to the increased investment in our iDigi® platform and the full reinstatement for fiscal 2011 of our incentive compensation program which had been partially reinstated in fiscal 2010. Operating expenses in the second quarter of fiscal 2010 benefited by $0.4 million due to a reduction of the restructuring reserve because expenses associated with our restructuring plan were less than expected.
We anticipate that growth in the future will result from products and services that are developed internally as well as from products and services that are acquired. Our key vertical markets within our overall wireless focus are primarily in the Smart Grid, fleet management, tank monitoring and medical markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
	2011		2010		(decrease)	2011		2010		(decrease)
Net sales	$49,716	100.0%	$45,076	100.0%	10.3%	$98,050	100.0%	$88,044	100.0%	11.4%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	23,212	46.7	21,254	47.1	9.2	46,032	46.9	41,417	47.0	11.1
Amortization of purchased and core technology	853	1.7	1,074	2.4	(20.6)	1,701	1.7	2,166	2.5	(21.5)

Gross profit	25,651	51.6	22,748	50.5	12.8	50,317	51.4	44,461	50.5	13.2
Operating expenses	21,989	44.2	20,553	45.6	7.0	43,990	44.9	40,437	45.9	8.8

Operating income	3,662	7.4	2,195	4.9	66.8	6,327	6.5	4,024	4.6	57.2
Other (expense) income, net	(181)	(0.4)	359	0.8	(150.4)	(162)	(0.2)	362	0.4	(144.8)

Income before income taxes	3,481	7.0	2,554	5.7	36.3	6,165	6.3	4,386	5.0	40.6
Income tax provision	1,242	2.5	868	2.0	43.1	1,610	1.7	1,501	1.7	7.3

Net income	$2,239	4.5%	$1,686	3.7%	32.8%	$4,555	4.6%	$2,885	3.3%	57.9%

NET SALES
The following summarizes our net sales by product categories for the periods indicated:

	Three months ended March 31,				% increase	Six months ended March 31,				% increase
($ in thousands)	2011		2010		(decrease)	2011		2010		(decrease)
Non-embedded	$27,346	55.0%	$24,910	55.3%	9.8%	$54,570	55.7%	$49,807	56.6%	9.6%
Embedded	22,370	45.0	20,166	44.7	10.9	43,480	44.3	38,237	43.4	13.7

Total net sales	$49,716	100.0%	$45,076	100.0%	10.3%	$98,050	100.0%	$88,044	100.0%	11.4%

Non-embedded
Our non-embedded revenue increased by $2.4 million or 9.8% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase resulted primarily from an increase of $2.8 million in net sales of cellular products, serial servers, wireless communication adaptors and USB products, which were partially offset by a decrease of $0.4 million in net sales of serial cards. For the six months ended March 31, 2011 compared to the six months ended March 31, 2010, our non-embedded revenue increased by $4.8 million or 9.6%. The increase resulted primarily from an increase of $5.8 million in net sales of cellular products, wireless communication adaptors and serial servers, which were partially offset by a decrease of $1.0 million in net sales of USB products and serial cards. Sales of serial cards have been historically declining and we expect that trend to continue as serial cards are maturing. Geographically most of the increase in our non-embedded net sales took place in the North American, Latin American and Asian regions, partially offset by a small decrease in the European, Middle Eastern and African (“EMEA”) region.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Embedded
Our embedded revenue increased by $2.2 million or 10.9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, and increased by $5.2 million or 13.7% for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. Most of the increase resulted from increases in net sales of modules, engineering design services and chips. The increase in our embedded net sales took place in all regions except for Latin America.
The following summarizes our net sales by geographic region:

	Three months ended March 31,		$ increase	% increase	Six months ended March 31,		$ increase	% increase
($ in thousands)	2011	2010	(decrease)	(decrease)	2011	2010	(decrease)	(decrease)
North America	$29,729	$26,515	$3,214	12.1%	$57,480	$52,040	$5,440	10.5%
EMEA	12,029	12,347	(318)	(2.6)	24,702	23,368	1,334	5.7
Asia countries	6,741	5,238	1,503	28.7	12,883	10,573	2,310	21.8
Latin America	1,217	976	241	24.7	2,985	2,063	922	44.7

Total net sales	$49,716	$45,076	$4,640	10.3%	$98,050	$88,044	$10,006	11.4%

The fluctuation of foreign currency rates had a favorable impact on net sales of $0.1 million and an unfavorable impact of $0.3 million for the three and six month periods ended March 31, 2011, respectively, when compared to the same periods a year ago.
GROSS MARGIN
Gross margins were 51.6% and 51.4% for the three and six months ended March 31, 2011, respectively, compared to 50.5% for both the three and six months ended March 31, 2010. The increase in the gross margin for both the three and six months ended March 31, 2011 as compared to the same period a year ago primarily was due to favorable changes in product mix, product cost reduction efforts and a reduction of purchased and core technology amortization as certain purchased and core technologies are now fully amortized.
OPERATING EXPENSES
The following summarizes our total operating expenses:

	Three months ended March 31,				$ increase	Six months ended March 31,				$ increase
($ in thousands)	2011		2010		(decrease)	2011		2010		(decrease)
Sales and marketing	$9,532	19.1%	$9,603	21.3%	$(71)	$19,330	19.7%	$18,843	21.4%	$487
Research and development	7,849	15.8	7,078	15.7	771	15,657	16.0	13,564	15.4	2,093
General and administrative	4,628	9.3	4,224	9.4	404	9,073	9.3	8,382	9.5	691
Restructuring	(20)	0.0	(352)	(0.8)	332	(70)	(0.1)	(352)	(0.4)	282

Total operating expenses	$21,989	44.2%	$20,553	45.6%	$1,436	$43,990	44.9%	$40,437	45.9%	$3,553

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
The net decrease of $0.1 million in sales and marketing expenses for the three months ended March 31, 2011 as compared to March 31, 2010 primarily was due to a decrease in commissions of $0.4 million, partially offset by an increase of $0.3 million in other compensation-related expenses. For the six months ended March 31, 2011 as compared to March 31, 2010, the net increase of $0.5 million in sales and marketing expenses was primarily due to an increase of $0.6 million in compensation-related expenses resulting from increased headcount and an increase of $0.2 million in other sales and marketing expenses. This was partially offset by a decrease in commissions of $0.3 million.
Research and development expenses increased $0.8 million and $2.1 million for the three and six months, ended March 31, 2011, respectively, as compared to the same periods a year ago. This was due primarily to an increase of $0.3 million and $1.0 million for the three and six months ended March 31, 2011, respectively, for compensation-related expenses mostly as a result of a fully restored incentive compensation program and an increase in headcount. Also contributing to the increase was $0.3 million and $0.8 million for the three and six months ended March 31, 2011, respectively, for development expenses focused on the iDigi® platform, as well as other product certification and custom development costs.
The net increase in general and administrative expenses of $0.4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily was due to an increase of legal and professional fees and compensation-related expenses. For the six months ended March 31, 2011 compared to March 31, 2010, the net increase in general and administrative expenses of $0.7 million was due to increased legal and professional fees.
During the second quarter of fiscal 2010, we eliminated $0.4 million of the restructuring accrual as a result of lower than expected costs associated with continued medical benefits and lower than expected relocation costs. In fiscal 2011, further reductions included an immaterial amount in the second quarter and $0.1 million in the first half of the year due to lower than expected relocation costs and legal fees relating to claims that are no longer probable of assertion.
We expect that total operating expenses will be approximately 42% to 44% of net sales for the full fiscal year 2011.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net decreased by $0.5 million for both the three and six months ended March 31, 2011 mostly related to foreign currency due to the weakening of the U.S. dollar against the Euro. Foreign currency net losses were $0.2 million for both the three and six months ended March 31, 2011 compared to foreign currency net gains of $0.3 million for both the three and six months ended March 31, 2010. Interest income, net remained approximately the same for both the three month and six month periods ended March 31, 2011 compared to the same periods in the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES
Income taxes have been provided at an effective rate of 26.1% and 34.2% for the six month periods ended March 31, 2011 and 2010, respectively. In the six month period ended March 31, 2011, we recorded a discrete tax benefit of $0.6 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions related to the expiration of the statutes of limitations as well as from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 9.3 percentage points for the six month period ended March 31, 2011.
We expect our annualized 2011 income tax rate, including the impact of the above discrete tax items, to be approximately 32% to 34%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At March 31, 2011, we had cash, cash equivalents and short-term marketable securities of $91.4 million compared to $87.6 million at September 30, 2010. Our working capital (current assets less total current liabilities) increased $5.3 million to $127.4 million at March 31, 2011 compared to $122.1 million at September 30, 2010. We anticipate total fiscal 2011 capital expenditures will be approximately $3.2 million.
Net cash provided by operating activities was $7.5 million for the six months ended March 31, 2011 as compared to $9.0 million for the six months ended March 31, 2010, a net decrease of $1.5 million. This decrease primarily was due to working capital net decreases of $3.1 million, primarily for increased accounts payable in the prior year related to inventory purchases, offset by smaller increases in accounts receivable in the six months ended March 31, 2011 compared to the six months ended March 31, 2010. This was also partially offset by an increase in net earnings of $1.7 million.
Net cash used in investing activities was $3.5 million during the six months ended March 31, 2011 as compared to net cash used in investing activities of $28.6 million during the six months ended March 31, 2010. There were $22.1 million fewer net purchases of marketable securities in the six months ended March 31, 2011 as compared to the same period in the prior year. Also during the six months ended March 31, 2010, we used $3.0 million of cash to pay the former shareholders of Spectrum for a deferred cash payout related to our acquisition of that company.
Cash provided by financing activities was $1.8 million and $1.5 million during the six months ended March 31, 2011 and 2010, respectively, a net increase of $0.3 million. We received $0.1 million more in proceeds from stock option plan transactions during the first half of fiscal 2011 as compared to the same period a year ago. Excess tax benefits from stock-based compensation also provided $0.2 million more cash in the first half of fiscal 2011 as compared to the same period a year ago.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations for the next twelve months and beyond.
The contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010 had no material changes through March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
There have been no accounting pronouncements recently issued that will affect our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Our marketable securities are classified as available-for-sale and are carried at fair value. Marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than a year.
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
For the six months ended March 31, 2011 and 2010, we had approximately $40.6 million and $36.0 million, respectively, of net sales to foreign customers including export sales, of which $14.2 million and $12.8 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Six months ended March 31,		% increase
	2011	2010	(decrease)
Euro	1.3631	1.4326	(4.9)%
British Pound	1.5912	1.5985	(0.5)%
Japanese Yen	0.0121	0.0111	9.4%
Indian Rupee	0.0221	0.0216	2.3%
A 10% change from the first six months of fiscal year 2011 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.5% increase or decrease in net sales and a 1.9% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, commercial paper, government municipal bonds and corporate bonds. We may have some credit exposure related to the fair value of our securities, which could change based on changes in market conditions. If market conditions deteriorate or if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to the risk factors previously disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, we have identified the following risk factor:
The impact of natural disasters, such as the earthquake and tsunami that took place in March 2011 in Japan, could negatively impact our supply chain and customers resulting in an adverse impact to our revenues and profitability.
Certain of our components and other materials used in producing our products are from the Japan region. If we are unable to procure these materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner, or cause us to seek other sources of supply, which may be more costly or which we may not be able to procure on a timely basis. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenues and profitability. Natural disasters in other parts of the world on which our operations are reliant also could have material adverse impacts on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: May 6, 2011	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically