Form 10-Q
period 2011-06-30
DIGI INTERNATIONAL INC
filed 2011-08-09
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On August 3, 2011, there were 25,539,676 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per common share data)

Net sales	$54,274	$47,238	$152,324	$135,282
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	24,877	22,496	70,909	63,913
Amortization of purchased and core technology	642	1,024	2,343	3,190

Gross profit	28,755	23,718	79,072	68,179

Operating expenses:
Sales and marketing	10,134	9,089	29,464	27,932
Research and development	7,860	7,159	23,517	20,723
General and administrative	4,597	4,926	13,670	13,308
Restructuring	—	—	(70)	(352)

Total operating expenses	22,591	21,174	66,581	61,611

Operating income	6,164	2,544	12,491	6,568

Other (expense) income, net:
Interest income	61	94	187	277
Interest expense	(26)	(26)	(79)	(110)
Other (expense) income	(378)	(16)	(613)	247

Total other (expense) income, net	(343)	52	(505)	414

Income before income taxes	5,821	2,596	11,986	6,982
Income tax provision (benefit)	2,206	(1,216)	3,816	285

Net income	$3,615	$3,812	$8,170	$6,697

Net income per common share:
Basic	$0.14	$0.15	$0.32	$0.27

Diluted	$0.14	$0.15	$0.32	$0.27

Weighted average common shares:
Basic	25,369	24,930	25,236	24,815

Diluted	25,879	25,272	25,687	25,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,942	$50,943
Marketable securities	38,483	36,634
Accounts receivable, net	27,719	24,090
Inventories	24,906	26,550
Deferred tax assets	2,891	3,344
Other	2,795	2,141

Total current assets	156,736	143,702
Marketable securities, long-term	6,733	—
Property, equipment and improvements, net	15,799	16,396
Identifiable intangible assets, net	15,630	19,851
Goodwill	86,605	86,210
Deferred tax assets	3,242	320
Other	523	486

Total assets	$285,268	$266,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,398	$7,449
Income taxes payable	1,824	82
Accrued compensation	7,269	5,850
Deferred payment on acquisition	2,993	2,914
Other	4,865	5,302

Total current liabilities	24,349	21,597
Income taxes payable	2,363	2,838
Deferred tax liabilities	986	1,457
Other noncurrent liabilities	342	517

Total liabilities	28,040	26,409

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 28,947,903 and 28,666,311 shares issued	289	287
Additional paid-in capital	192,326	185,427
Retained earnings	99,819	91,649
Accumulated other comprehensive loss	(8,647)	(9,589)
Treasury stock, at cost, 3,497,375 and 3,584,215 shares	(26,559)	(27,218)

Total stockholders’ equity	257,228	240,556

Total liabilities and stockholders’ equity	$285,268	$266,965

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2011	2010
	(in thousands)
Operating activities:
Net income	$8,170	$6,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,234	2,002
Amortization of identifiable intangible assets	4,874	5,743
Stock-based compensation	2,562	2,603
Excess tax benefits from stock-based compensation	(474)	(39)
Deferred income tax benefit	(883)	(2,201)
Inventory obsolescence	1,439	663
Restructuring	(70)	(352)
Other	170	496
Changes in operating assets and liabilities	(1,854)	(3,287)

Net cash provided by operating activities	16,168	12,325

Investing activities:
Purchase of marketable securities	(44,517)	(38,538)
Proceeds from maturities of marketable securities	35,888	18,615
Acquisition of business, net of cash acquired	—	(3,000)
Proceeds from sale of property and equipment	—	11
Purchase of property, equipment, improvements and certain other intangible assets	(2,166)	(2,337)

Net cash used in investing activities	(10,795)	(25,249)

Financing activities:
Payments on capital lease obligations	—	(8)
Excess tax benefits from stock-based compensation	474	39
Proceeds from stock option plan transactions	1,839	1,097
Proceeds from employee stock purchase plan transactions	744	691

Net cash provided by financing activities	3,057	1,819

Effect of exchange rate changes on cash and cash equivalents	569	(2,117)

Net increase (decrease) in cash and cash equivalents	8,999	(13,222)
Cash and cash equivalents, beginning of period	50,943	48,434

Cash and cash equivalents, end of period	$59,942	$35,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2010 as filed with the SEC (“2010 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated financial position and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed balance sheet data were derived from our 2010 Financial Statements, but do not include all disclosures required by U.S. GAAP.
In connection with preparing the unaudited condensed consolidated financial statements for the nine months ended June 30, 2011, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. Rather it requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2012. The adoption of this guidance will have no effect on our consolidated financial position or results of operations, as it will only impact how certain information related to other comprehensive income is presented in our consolidated financial statements.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending March 31, 2012. We do not expect this guidance to have a material impact on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
2. COMPREHENSIVE INCOME
Comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities, net of tax. Comprehensive income was (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Net income	$3,615	$3,812	$8,170	$6,697
Other comprehensive income (loss):
Change in foreign currency translation adjustment	202	(1,745)	971	(4,591)
Change in net unrealized loss on investments	(7)	(34)	(48)	(27)
Less income tax benefit	3	13	19	10
Reclassification of gain included in net income	—	—	—	(36)
Less income tax benefit	—	—	—	14

Comprehensive income	$3,813	$2,046	$9,112	$2,067

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$3,615	$3,812	$8,170	$6,697

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,369	24,930	25,236	24,815
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	510	342	451	308

Denominator for diluted net income per common share — adjusted weighted average shares	25,879	25,272	25,687	25,123

Net income per common share, basic	$0.14	$0.15	$0.32	$0.27

Net income per common share, diluted	$0.14	$0.15	$0.32	$0.27

Because their effect would be anti-dilutive, certain potentially dilutive shares related to stock options to purchase common shares were not included in the computation of diluted earnings per common share set forth above as the options’ exercise prices were greater than the average market price of our common shares. For the three and nine month periods ended June 30, 2011, there were 1,921,684 and 1,767,934 potentially dilutive shares related to such stock options, respectively. For the three and nine month periods ended June 30, 2010, there were 2,482,104 and 2,726,104 potentially dilutive shares related to such stock options, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SELECTED BALANCE SHEET DATA
(in thousands)

	June 30, 2011	September 30, 2010
Accounts receivable, net:
Accounts receivable	$28,016	$24,639
Less allowance for doubtful accounts	(297)	(549)

	$27,719	$24,090

Inventories:
Raw materials	$20,374	$21,678
Work in process	550	418
Finished goods	3,982	4,454

	$24,906	$26,550

Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.
5. ACQUISITION
Spectrum Design Solutions, Inc.
On July 23, 2008, we acquired Spectrum Design Solutions, Inc. (“Spectrum”), a company that performs wireless design services. Spectrum is now a wholly owned subsidiary. The acquisition was structured as a merger with a cash purchase price of $10.0 million. Of this amount, $4.0 million was paid on the acquisition date, $3.0 million was paid in January 2010, and the remaining $3.0 million was paid in July 2011. The July 2011 deferred payment of $3.0 million was recorded as a liability on our consolidated balance sheet at June 30, 2011 at its then current net present value. Implied interest was accrued on this value until the time the final payment was made in July 2011.
6. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds.
We analyze our available-for-sale marketable securities for impairment on an ongoing basis. We consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. We also consider whether an unrealized loss is a temporary loss or an other-than-temporary loss such as: (a) whether we have the intent to sell the security, or (b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery.
In order to estimate the fair value for each security in our investment portfolio, where available, we obtain quoted market prices and trading activity for each security. We also review the financial solvency of each security issuer and obtain other relevant information from our investment advisor. As of June 30, 2011, 31 of our securities were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold.
All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES (CONTINUED)
At June 30, 2011 our marketable securities were (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$14,137	$5	$(12)	$14,130
Government municipal bonds	12,617	2	(5)	12,614
Certificates of deposit	4,755	—	(5)	4,750
Commercial paper	6,995	—	(6)	6,989

Current marketable securities	38,504	7	(28)	38,483
Non-current marketable securities:
Corporate bonds	6,503	—	(19)	6,484
Certificates of deposit	250	—	(1)	249

Non-current marketable securities	6,753	—	(20)	6,733

Total marketable securities	$45,257	$7	$(48)	$45,216

(1)	Included in amortized cost and fair value is purchased and accrued interest of $555.

(2)	The aggregate related fair value of securities with unrealized losses as of June 30, 2011 was $31,647.
At September 30, 2010 our marketable securities were (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$26,163	$7	$(9)	$26,161
Government municipal bonds	5,463	5	(2)	5,466
Certificates of deposit	5,001	6	—	5,007

Current marketable securities	$36,627	$18	$(11)	$36,634

(1)	Included in amortized cost and fair value is purchased and accrued interest of $451.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2010 was $18,909.
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
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2011 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$39,451	$39,451	$—	$—

Available-for-sale marketable securities:
Corporate bonds	20,614	—	20,614	—
Government municipal bonds	12,614	—	12,614	—
Certificates of deposit	4,999	—	4,999	—
Commercial paper	6,989	—	6,989	—

Total cash equivalents and marketable securities measured at fair value	$84,667	$39,451	$45,216	$—

		Fair Value Measurements at September 30, 2010 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$29,416	$29,416	$—	$—

Available-for-sale marketable securities:
Corporate bonds	26,161	—	26,161	—
Government municipal bonds	5,466	—	5,466	—
Certificates of deposit	5,007	—	5,007	—

Total cash equivalents and marketable securities measured at fair value	$66,050	$29,416	$36,634	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the nine months ended June 30, 2011.
We had no financial assets valued with Level 3 inputs as of June 30, 2011 nor did we purchase or sell any Level 3 financial assets during the nine months ended June 30, 2011.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were (in thousands):

	June 30, 2011			September 30, 2010
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net
Purchased and core technology	$46,610	$(41,355)	$5,255	$46,484	$(38,917)	$7,567
License agreements	2,840	(2,592)	248	2,840	(2,537)	303
Patents and trademarks	10,342	(7,350)	2,992	9,753	(6,522)	3,231
Customer maintenance contracts	700	(656)	44	700	(604)	96
Customer relationships	17,611	(10,542)	7,069	17,481	(9,096)	8,385
Non-compete agreements	1,042	(1,020)	22	1,039	(770)	269

Total	$79,145	$(63,515)	$15,630	$78,297	$(58,446)	$19,851

Amortization expense was $1.5 million and $1.9 million for the three month periods ended June 30, 2011 and 2010, respectively. Amortization expense was $4.9 million and $5.7 million for the nine months ended June 30, 2011 and 2010, respectively. Amortization expense is recorded on our consolidated statement of operations within cost of sales, amortization of purchased and core technology, which is a component of total cost of sales, and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2011 and the five succeeding fiscal years is (in thousands):

2011 (three months)	$1,305
2012	4,626
2013	3,434
2014	2,909
2015	1,909
2016	660
The changes in the carrying amount of goodwill were (in thousands):

	Nine months ended June 30,
	2011	2010
Beginning balance, October 1	$86,210	$86,558
Foreign currency translation adjustment	395	(1,368)

Ending balance, June 30	$86,605	$85,190

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. As of the close of business on June 30, 2011, our stock price was $13.00. Based on the common shares outstanding at June 30, 2011 of 25,450,528 our market capitalization was $330.9 million compared to our net asset carrying value of $257.2 million. As the fair value exceeded the carrying value of net assets by a significant percentage, we determined that we were not at a level of risk of failing the step one test for recognition and measurement of an impairment loss.
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
9. INCOME TAXES
Income taxes have been provided at an overall effective rate of 31.8% and 4.1% for the nine month periods ended June 30, 2011 and 2010, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the nine month period ended June 30, 2011, we recorded a discrete tax benefit of $0.6 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions, primarily foreign, related to the expiration of the statutes of limitations as well as from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This law extended the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 4.8 percentage points for the nine month period ended June 30, 2011 to 31.8%.
In the third quarter of fiscal 2010, we recorded a discrete tax benefit of $2.2 million due to the reversal of domestic tax reserves associated with the statutory closing of a prior tax year and the conclusion of an audit of prior tax years. Further, in the first quarter of fiscal 2010, we recorded a discrete tax benefit of $0.1 million related to an expiration of statutes of limitations. These discrete tax benefits reduced our effective tax rate by 32.5 percentage points for the nine months ended June 30, 2010 to 4.1%.
A reconciliation of the beginning and ending amount of uncertain tax positions is (in thousands):

Uncertain tax positions as of September 30, 2010	$2,265
Increases related to:
Prior year income tax positions	32
Decreases related to:
Expiration of the statutes of limitations	(466)

Uncertain tax positions as of June 30, 2011	$1,831

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. INCOME TAXES (CONTINUED)
We recognize interest and penalties related to income tax matters in income tax expense. During the nine months ended June 30, 2011, we recognized a minimal benefit primarily due to the reversal of reserves related to the expiration of the statutes of limitations. During the nine months ended June 30, 2010 we recognized a net benefit of $0.1 million of interest and penalties related to uncertain tax positions in the provision for income taxes. As of June 30, 2011 and September 30, 2010, we had accrued interest and penalties related to unrecognized tax benefits of $0.5 million and $0.6 million, respectively, included in long-term income taxes payable on our condensed consolidated balance sheets.
There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease significantly over the next 12 months.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009 with respect to U.S. federal income tax authorities and fiscal 2007 with respect to foreign income tax authorities. Further, we are no longer subject to income tax examination for tax years generally before fiscal 2006 with respect to U.S. state taxing authorities, consisting primarily of Minnesota and California.
10. PRODUCT WARRANTY OBLIGATION
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from one to five years from the date of receipt. We have the option to either repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual.
The following table summarizes the activity associated with the product warranty accrual (in thousands):

	Three months ended June 30,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	April 1	issued	made	June 30
2011	$846	$288	$(185)	$949
2010	$965	$161	$(217)	$909

	Nine months ended June 30,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	June 30
2011	$877	$642	$(570)	$949
2010	$970	$586	$(647)	$909

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. PRODUCT WARRANTY OBLIGATION (CONTINUED)
We are not responsible and do not warrant that custom software versions, created by original equipment manufacturer (OEM) customers, based upon our software source code will function in a particular way, will conform to any specifications or are fit for any particular purpose. Further, we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.
11. CONTINGENCIES
Contingent obligations
Initial Public Offering Securities Litigation
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (“IPO”) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. We acquired NetSilicon on February 13, 2002. The complaint names us as a defendant along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserts, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. We believe that the claims against the NetSilicon defendants are without merit and have defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.
As previously disclosed, the parties advised the District Court on February 25, 2009 that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals initially were filed objecting to the definition of the settlement class and fairness of the settlement. Five of those appeals were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals and remanded the final appeal to the District Court to determine whether the appellant has standing to object to the settlement. The District Court has yet to rule on that issue.
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000 per claim. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible per claim. As of June 30, 2011, we have an accrued liability for the anticipated settlement of $300,000, which we believe is adequate and reflects the amount of loss that is probable, and a receivable related to the insurance proceeds of $50,000. This $50,000 represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, the losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. CONTINGENCIES (CONTINUED)
Patent Infringement Lawsuits
On March 16, 2011, MOSAID Technologies Incorporated filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against Digi and 32 other companies pertaining to the infringement of six patents by products compliant with various Institute of Electrical and Electronics Engineers standards for implementing wireless local area network computer communications in certain frequency bands. The lawsuit seeks monetary and non-monetary relief. We are engaged in settlement discussions, and it is reasonably possible that we will reach a settlement agreement in the fourth quarter of fiscal 2011. While we cannot predict the outcome of this matter, at this time we do not believe it will have a material impact on our consolidated results of operations or financial condition.
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
On May 11, 2010, SIPCO, LLC filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. This claim subsequently has been moved to the Northern District of Georgia. The lawsuit included allegations against Digi and five other companies pertaining to the infringement of SIPCO’s patents by wireless mesh networking and multi-port networking products. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of these matters or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
12. RESTRUCTURING
On April 23, 2009, we announced a business restructuring to increase our focus on wireless products and solutions that include hardware, software and services. During the first quarter of fiscal 2011, we reversed $50,000 for legal fees in conjunction with compensation-related items relating to claims that are no longer probable of assertion. During the second quarter of fiscal 2011, we reversed $10,000 related to continued medical benefits and $10,000 for legal fees in conjunction with compensation-related items relating to claims that are no longer probable of assertion. The following is a summary of the restructuring charges and other activity within the restructuring accrual during the first nine months of fiscal 2011 (in thousands):

	Employee
	Termination
	Costs	Other	Total
Balance September 30, 2010	$13	$60	$73
Payments	(3)	—	(3)
Reversals	—	(50)	(50)

Balance December 31, 2010	10	10	20
Reversals	(10)	(10)	(20)

Balance March 31, 2011 and June 30, 2011	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. SUBSEQUENT EVENT
On July 21, 2011, we announced our intention to restructure our operations in Breisach, Germany. The restructuring will reduce our manufacturing footprint by consolidating prototype and production functions and centralizing outsourced production control in our Minneapolis production facility. The consolidation is driven by our strategy of driving efficiency improvements and enhancing customer service globally through more centralized operations. As a result of the restructuring, we expect to reduce the size of our workforce in Breisach by approximately 25 employees. In connection with the restructuring, we expect to incur approximately $600,000 — $700,000 of restructuring charges on a pre-tax basis. These charges will be incurred in connection with reductions in the workforce. The significant majority of the expected restructuring charges associated with this initiative represent cash paid for severance. The charges associated with the restructuring are expected to be incurred in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012. The payments are expected to be completed in the second quarter of fiscal 2012.

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
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in consumer acceptance of our products, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2010, our quarterly report on Form 10-Q for the quarter ended March 31, 2011 and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW
Our products and services enable our customers to connect, monitor, and control local or remote electronic devices over a network, via the Internet or by satellite. We operate in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The marketplace in this industry can be affected significantly by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.
Net sales increased from $47.2 million in the third quarter of fiscal 2010 to $54.3 million in the third quarter of fiscal 2011, an increase of $7.1 million, or 14.9%. Our net sales increased in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 which was attributable to increased sales within product lines that yielded higher average selling prices, customer mix and also due to increased overall volume. A key driver of our net sales increase was our wireless products net sales, which grew from $18.9 million, or 40.0% of net sales, in the third quarter of fiscal 2010 to $22.5 million, or 41.5% of net sales, in the third quarter of fiscal 2011. Our wireless sales increased in the third quarter of fiscal 2011, compared to the same period in the prior fiscal year, primarily due to the deployment by a number of our larger customers of our wireless machine to machine (“M2M”) solutions across our key vertical markets.
Total operating expenses increased $1.4 million for the three months ended June 30, 2011 as compared to the same period a year ago. This primarily was due to our full reinstatement of our incentive compensation program in fiscal 2011, which was partially reinstated in fiscal 2010. We also have increased investment in our iDigi® platform. Operating expenses in the third quarter of fiscal 2010 included $1.0 million of expenses related to the internal investigation described in our 2010 Annual Report on Form 10-K, which are non-recurring in fiscal 2011.
Net income decreased from $3.8 million, or $0.15 per diluted share, in the third quarter of fiscal 2010 to $3.6 million, or $0.14 per diluted share, in the third quarter of fiscal 2011, a decrease of $0.2 million, or $0.01 per diluted share. Net income in the third quarter of fiscal 2010 benefited by $2.2 million, or $0.09 per diluted share, from the reversal of tax reserves associated with the conclusion of an audit of prior tax years and the statutory closing of a prior tax year. Net income in the third quarter of fiscal 2010 decreased by $0.7 million, net of taxes, or $0.03 per diluted share, as a result of expenses incurred in connection with the internal investigation noted above. The reversal of tax reserves offset by the internal investigation expenses benefited net income by $1.5 million, or $0.06 per diluted share, for the third quarter of fiscal 2010.
We anticipate that future growth will result from products and services that are developed internally as well as from products and services that are acquired. Our key vertical markets are Smart Grid, fleet management, tank monitoring and medical device connectivity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
	2011		2010		(decrease)	2011		2010		(decrease)
Net sales	$54,274	100.0%	$47,238	100.0%	14.9%	$152,324	100.0%	$135,282	100.0%	12.6%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	24,877	45.8	22,496	47.6	10.6	70,909	46.6	63,913	47.2	10.9
Amortization of purchased and core technology	642	1.2	1,024	2.2	(37.3)	2,343	1.5	3,190	2.4	(26.6)

Gross profit	28,755	53.0	23,718	50.2	21.2	79,072	51.9	68,179	50.4	16.0
Operating expenses	22,591	41.6	21,174	44.8	6.7	66,581	43.7	61,611	45.5	8.1

Operating income	6,164	11.4	2,544	5.4	142.3	12,491	8.2	6,568	4.9	90.2
Other (expense) income, net	(343)	(0.6)	52	0.1	(759.6)	(505)	(0.3)	414	0.3	(222.0)

Income before income taxes	5,821	10.8	2,596	5.5	124.2	11,986	7.9	6,982	5.2	71.7
Income tax provision (benefit)	2,206	4.1	(1,216)	(2.6)	(281.4)	3,816	2.5	285	0.2	1238.9

Net income	$3,615	6.7%	$3,812	8.1%	(5.2)%	$8,170	5.4%	$6,697	5.0%	22.0%

NET SALES
The following summarizes our net sales by product categories for the periods indicated:

	Three months ended June 30,				% increase	Nine months ended June 30,				% increase
($ in thousands)	2011		2010		(decrease)	2011		2010		(decrease)
Non-embedded	$28,383	52.3%	$24,948	52.8%	13.8%	$82,953	54.5%	$74,755	55.3%	11.0%
Embedded	25,891	47.7	22,290	47.2	16.2	69,371	45.5	60,527	44.7	14.6

Total net sales	$54,274	100.0%	$47,238	100.0%	14.9%	$152,324	100.0%	$135,282	100.0%	12.6%

Non-embedded products
Our non-embedded net sales increased by $3.4 million, or 13.8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily driven by an increase of $2.3 million in net sales of serial servers and $2.1 million in net sales of cellular products, which partially was offset by a decrease of $0.6 million in net sales of wireless communication adaptors and $0.2 million in net sales of serial cards. For the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010, our non-embedded net sales increased by $8.2 million, or 11.0%. The increase was primarily driven by an increase of $7.1 million in net sales of cellular products and $2.3 million in net sales of serial servers, which partially was offset by a decrease of $0.8 million in net sales of serial cards and $0.5 million in net sales of USB products. Sales of serial cards have been historically declining and we expect that trend to continue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Embedded products
Our embedded net sales increased by $3.6 million, or 16.2%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Embedded net sales increased by $8.8 million, or 14.6%, for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. Most product lines including modules, chips and engineering design services increased in both the three and nine months periods ended June 30, 2011 compared to the same periods a year ago.
The following summarizes our total net sales by geographic region for all products:

	Three months ended June 30,		$ increase	% increase	Nine months ended June 30,		$ increase	% increase
($ in thousands)	2011	2010	(decrease)	(decrease)	2011	2010	(decrease)	(decrease)
North America	$32,237	$28,477	$3,760	13.2%	$89,717	$80,517	$9,200	11.4%
EMEA	13,021	11,640	1,381	11.9	37,723	35,008	2,715	7.8
Asia countries	6,897	5,905	992	16.8	19,780	16,478	3,302	20.0
Latin America	2,119	1,216	903	74.3	5,104	3,279	1,825	55.7

Total net sales	$54,274	$47,238	$7,036	14.9%	$152,324	$135,282	$17,042	12.6%

The fluctuation of foreign currency rates had a favorable impact on net sales of $0.7 million and $0.4 million for the three and nine month periods ended June 30, 2011, respectively, when compared to the same periods a year ago.
GROSS MARGIN
Gross margins were 53.0% and 51.9% for the three and nine months ended June 30, 2011, respectively. This compares to gross margins of 50.2% and 50.4% for the three and nine months ended June 30, 2010, respectively. The increase in the gross margin for both the three and nine months ended June 30, 2011 as compared to the same periods a year ago primarily was due to favorable changes in product mix, product cost reduction and a reduction of purchased and core technology amortization as certain purchased and core technologies are now fully amortized.
OPERATING EXPENSES
The following summarizes our total operating expenses, in dollars and as a percentage of net sales:

	Three months ended June 30,				$ increase	Nine months ended June 30,				$ increase
($ in thousands)	2011		2010		(decrease)	2011		2010		(decrease)
Sales and marketing	$10,134	18.7%	$9,089	19.2%	$1,045	$29,464	19.3%	$27,932	20.7%	$1,532
Research and development	7,860	14.5	7,159	15.2	701	23,517	15.4	20,723	15.3	2,794
General and administrative	4,597	8.4	4,926	10.4	(329)	13,670	9.0	13,308	9.8	362
Restructuring	—	0.0	—	0.0	—	(70)	0.0	(352)	(0.3)	282

Total operating expenses	$22,591	41.6%	$21,174	44.8%	$1,417	$66,581	43.7%	$61,611	45.5%	$4,970

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
Sales and marketing expenses increased $1.0 million for the three months ended June 30, 2011 as compared to June 30, 2010 due to an increase of $0.8 million in compensation-related expenses and an increase of $0.2 million in other sales and marketing expenses. For the nine months ended June 30, 2011 as compared to June 30, 2010, the net increase of $1.5 million in sales and marketing expenses was due to an increase of $1.1 million in compensation-related expenses and an increase of $0.4 million in other sales and marketing expenses. Compensation-related expenses increased in both the three and nine months ended June 30, 2011 as compared to the same periods a year ago due to the full reinstatement of our incentive compensation program in fiscal 2011 and an increase in headcount.
Research and development expenses increased $0.7 million and $2.8 million for the three and nine months ended June 30, 2011, respectively, as compared to the same periods a year ago. This was due to an increase of $0.7 million and $1.7 million for the three and nine months ended June 30, 2011, respectively, in compensation-related expenses mostly as a result of a fully restored incentive compensation program and an increase in headcount. Also contributing to the increase for the nine months ended June 30, 2011 as compared to the same period a year ago was $0.7 million for development expenses focused on the iDigi® platform, as well as other product certification and custom development costs, and $0.4 million of other research and development expenses.
General and administrative expenses decreased $0.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to a net decrease of $0.9 million in legal and professional fees primarily for increased spending in fiscal 2010 related to the internal investigation described in our Form 10-K for fiscal 2010, partially offset by an increase of $0.5 million in compensation-related expenses due to a fully restored incentive compensation program and a $0.1 million increase in other general and administrative expenses. For the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010, the net increase in general and administrative expenses of $0.4 million was due to an increase of $0.6 million of compensation-related expenses from the full restoration of our incentive compensation program. This was offset partially by a net decrease in legal and professional fees of $0.2 million. This decrease was attributable to spending in fiscal 2010 related to the internal investigation described above that was offset partially by an increase in legal fees in fiscal 2011 related to patent litigation.
During the first half of fiscal 2011 we completed our obligation pertaining to the restructuring accrual announced in April 2009 (see Note 12 to our Condensed Consolidated Financial Statements).
We expect that total operating expenses will be approximately 43% to 44% of net sales for the full fiscal year 2011.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net decreased by $0.3 million and $0.9 million for the three and nine months ended June 30, 2011, respectively. The decrease primarily related to the weakening of the U.S. dollar against the Euro. Foreign currency net losses resulting largely from U.S. dollar net assets held by our foreign subsidiaries were $0.4 million and $0.6 million for the three and nine months ended June 30, 2011, respectively. This compares to an immaterial foreign currency net loss for the three months ended June 30, 2010 and a foreign currency net gain of $0.2 million for the nine months ended June 30, 2010. Net interest income declined slightly for both the three month and nine month periods ended June 30, 2011 compared to the same periods in the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAXES
In the nine month period ended June 30, 2011, we recorded a discrete tax benefit of $0.6 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions, primarily foreign, related to the expiration of the statutes of limitations as well as from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. This law extended the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 4.8 percentage points for the nine month period ended June 30, 2011 to 31.8%.
In the third quarter of fiscal 2010, we recorded a discrete tax benefit of $2.2 million due to the reversal of domestic tax reserves associated with the statutory closing of a prior tax year and the conclusion of an audit of prior tax years. Further, in the first quarter of fiscal 2010, we recorded a discrete tax benefit of $0.1 million related to an expiration of statutes of limitations. These discrete tax benefits reduced our effective tax rate by 32.5 percentage points for the nine months ended June 30, 2010 to 4.1%.
We expect our annualized 2011 effective tax rate, including the impact of the above discrete tax items, to be approximately 32% to 34%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At June 30, 2011, we had cash, cash equivalents and short-term marketable securities of $98.4 million compared to $87.6 million at September 30, 2010. Our working capital (total current assets less total current liabilities) increased $10.3 million to $132.4 million at June 30, 2011 compared to $122.1 million at September 30, 2010. We anticipate total fiscal 2011 capital expenditures will be approximately $3.2 million.
Net cash provided by operating activities was $16.2 million for the nine months ended June 30, 2011 as compared to $12.3 million for the nine months ended June 30, 2010, a net increase of $3.9 million. This increase primarily was due to an increase in net earnings of $1.5 million, changes in deferred tax benefits of $1.3 million and a working capital net increase of $1.4 million. The net increase of $1.4 million in working capital was due primarily to smaller increases in accounts receivable in the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010, increased inventories in the prior year and an increase in taxes payable. This was partially offset by increased accounts payable in the prior year related to inventory purchases and an increase in prepaids and other assets.
Net cash used in investing activities was $10.8 million during the nine months ended June 30, 2011 as compared to net cash used in investing activities of $25.2 million during the nine months ended June 30, 2010. There were $11.3 million fewer net purchases of marketable securities in the nine months ended June 30, 2011 as compared to the same period in the prior year. Also during the nine months ended June 30, 2010, we used $3.0 million of cash to pay the former shareholders of Spectrum for a deferred cash payout related to our acquisition of that company.
Subsequent to June 30, 2011, we made the final deferred payment of $3.0 million related to the acquisition of Spectrum in July 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Cash provided by financing activities was $3.1 million and $1.8 million during the nine months ended June 30, 2011 and 2010, respectively, a net increase of $1.3 million. We received $0.9 million more in proceeds from employee stock option and employee stock purchase plan transactions during the first nine months of fiscal 2011 as compared to the same period a year ago. Excess tax benefits from stock-based compensation also provided $0.4 million more cash in the first nine months of fiscal 2011 as compared to the same period a year ago.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations for the next twelve months and beyond.
The contractual obligations disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010 had no material changes through June 30, 2011.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. Rather it requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2012. The adoption of this guidance will have no effect on our consolidated financial position or results of operations, as it will only impact how certain information related to other comprehensive income is presented in our consolidated financial statements.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending March 31, 2012. We do not expect this guidance to have a material impact on our consolidated financial statements.

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
For the nine months ended June 30, 2011 and 2010, we had approximately $62.6 million and $54.8 million, respectively, of net sales to foreign customers including export sales. Of these sales, $21.4 million and $16.9 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2011	2010	(decrease)
Euro	1.3884	1.3803	0.6%
British Pound	1.6047	1.5632	2.7%
Japanese Yen	0.0122	0.0110	10.6%
Indian Rupee	0.0221	0.0217	1.9%
A 10% change from the first nine months of fiscal year 2011 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.4% increase or decrease in net sales and a 2.0% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, commercial paper, government municipal bonds and corporate bonds. We may have some credit exposure related to the fair value of our securities, which could change based on changes in market conditions. If market conditions deteriorate or if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio. We also may have credit exposure should there be market disruption because the U.S. Federal Government has incurred a credit downgrade.

ITEM 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
There have been no material changes in the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2010 as well as our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

101
The following financial information from Digi’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).

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

DIGI INTERNATIONAL INC.
Date: August 9, 2011	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference
4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101
The following financial information from Digi’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements (tagged as blocks of text).
Filed Electronically