Form 10-K
period 2011-09-30
DIGI INTERNATIONAL INC
filed 2011-11-29
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was $264,853,102 based on a closing price of $10.56 per common share as reported on the NASDAQ Global Select Market.
Shares of common stock outstanding as of November 17, 2011: 25,641,647
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Such statements are based on information available to us as of the time of such statements and relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
General Background and Product Offerings
Digi International Inc. (“Digi”, “we”, “our” or “us”) was incorporated in 1985 as a Minnesota corporation. We were reorganized as a Delaware corporation in 1989 in conjunction with our initial public offering. Our common stock is traded on the NASDAQ Global Select Market under the symbol DGII. Our World Headquarters is located at 11001 Bren Road East, Minnetonka, Minnesota 55343. Our telephone number is (952) 912-3444.
We are a leading provider of machine to machine (M2M) networking products and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions connect communication hardware to a physical asset so that information about the asset’s status and performance can be sent to a computer system and used to improve or automate one or more processes. Increasingly these products and solutions are deployed via wireless networks. This is because the business or institution seeking to monitor or control a remote physical asset may not have access to the site where it is located or may not have economical access to a wired network. Our hardware products have been the historical foundation of our business. In 2009, we introduced a cloud-based internet platform (iDigi®) which our customers can utilize to monitor and control electronic devices.
Our products are deployed by a wide range of businesses and institutions. We focus a significant amount of our development, sales and marketing efforts on four vertical markets that represent significant opportunities to expand our business: energy monitoring and management, fleet vehicle tracking, medical monitoring and reporting and storage tank monitoring and control.

ITEM 1.	BUSINESS (CONTINUED)
Our hardware product net sales represented 95.5%, 96.7% and 97.0% of our total net sales in fiscal 2011, 2010 and 2009, respectively. Our non-product revenue, which represented 4.5%, 3.3% and 3.0% of our total net sales in fiscal 2011, 2010 and 2009, respectively, primarily includes wireless product design and development services. We also have revenues from cloud-based services, post-contract customer support, fees associated with technical support, training, royalties and the sale of software licenses.
Our suite of products and solutions primarily includes:
•	Embedded and non-embedded hardware products and related software solutions which have been the historical foundation of our business. We report our results based on these two product categories (including services and software offerings, which are included in our embedded product category because they do not represent a significant portion of our overall sales at this time):
•	An embedded product is incorporated by a product developer into an electronic device such as a utility meter, an environmental sensor or a medical instrument to provide processing power and wired or wireless connectivity to the device. In order to be properly integrated into the device our product normally requires some custom hardware and/or software development. Examples of embedded products include: modules, single board computers, chips and software and development tools.
•	A non-embedded product is connected externally to a device or larger system to provide network connectivity or port expansion. Our non-embedded products often require no additional hardware development, but often are designed to permit the addition of customized software. Non-embedded products provide an economical way to network-enable previously deployed electronic devices. Examples of non-embedded products include: cellular products, console servers, serial cards, serial servers, USB connected products and wireless communication adaptors.
•	Wireless product design and development services to provide customers turn-key wireless networking products that can use a wide range of wireless technology platforms. These services are reported under our embedded product category.
•	The iDigi® M2M cloud-based service. iDigi® enables customers to connect enterprise applications to remote electronic devices. This allows for devices to be monitored and controlled remotely and lets customers easily collect, interpret and utilize data from many devices to operate their businesses more efficiently. iDigi® sales are reported under our embedded product category.
For more in-depth descriptions of our primary hardware product sets, please refer to the heading “Listing of Principal Products” at the end of Part I. Item 1. of this report on Form 10-K.
Our corporate website address is www.digi.com. In the About Us — Investor Relations section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Form 10-K, 10-Q or 8-K) in print by any stockholder who requests them from our investor relations personnel. The Investor Relations email address is ir@digi.com and its mailing address is: Investor

ITEM 1.	BUSINESS (CONTINUED)
Relations Administrator, Digi International Inc., 11001 Bren Road East, Minnetonka, Minnesota 55343. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
Industry and Marketplace Conditions
Long-Term Growth Prospects
We believe the marketplace for M2M networking products and applications is poised for significant long-term growth. We also believe our company is well positioned to capitalize on this potential growth given the depth of our experience and expertise in developing M2M networking products and solutions. We expect there to be significant growth opportunities for our historical hardware business. We expect hardware that supports wireless networking connections to be the focal point of this growth. Further, for us to fully participate in the overall growth of M2M networking solutions, we will need to focus a considerable amount of our resources on the development and sale of software applications and solutions. We expect the M2M networking marketplace will attract a wide range of competitors, many of whom likely will have significantly more resources and operational scale than us.
We believe M2M networking is poised for significant long-term growth for two primary reasons:
•	The cost of connecting devices, sensors, machines, or other assets has dropped dramatically over the past several years; and
•	Businesses and institutions want and need to operate more efficiently and productively in a competitive global marketplace.
With tens of billions of electronic devices deployed around the world, we believe the capacity of organizations to conduct more efficient operations by gathering and analyzing data is immense. The willingness of organizations to deploy networking products and applications to capture and analyze that data will depend on how efficiently these networking solutions can be deployed and maintained. We therefore believe a critical element in our ability to grow our business will be whether we can continue to effectively develop and market M2M networking products and solutions at price points that can provide customers with demonstrable return on their investment.
Short-Term Impacts of Global Macro-Economic Conditions
While we believe the long-term prospects for M2M networking are strong, we also feel this marketplace is susceptible to downturns in general economic conditions. Sales cycles for networking equipment and solutions can be long and require significant expenditures from customers. In turn, the willingness of customers to make purchases in times of economic or regulatory uncertainty can be compromised. For instance, in the recent period of economic volatility we have noticed that energy utilities have delayed deployment of networking solutions that might upgrade the ability to manage energy usage. Similarly, we believe the regulatory uncertainty that surrounds the medical industry could also result in deployment delays of networking solutions, some or all of which may involve our products and solutions.

ITEM 1.	BUSINESS (CONTINUED)
Strategy
Long-Term Goal
Our long-term goal is to be the leading global provider of wireless M2M networking products and end-to-end solutions that enable electronic devices to be provisioned, maintained, monitored, analyzed and managed remotely. We consider end-to-end capabilities to require the following components:
•	design services which develops the customers’ need into a hardware design suitable for the task;
•	the production of prototypes testing and certification (if required) to ready the device for market;
•	assistance in connecting the devices to the customers’ application, or, if needed, develop an application for the customer; and
•	production and support of the final product.
To achieve this goal we intend to:
•	continue to develop, manufacture and market a wide range of hardware products that have been the historical backbone of our business since its inception; and
•	expand and enhance our deployment of software applications and cloud-based platform solutions that enable electronic devices to interface with business applications.
Current Business Initiatives
We are particularly focused on the following strategic business initiatives, each of which is designed to advance our long-term goal:
1.	Continued delivery of products and solutions to the following four vertical markets that we believe promise extensive growth opportunities: energy, fleet, medical and tank monitoring;
2.	The enhanced development of software applications, services and our iDigi® cloud-based platform and a migration of sales and marketing efforts towards end-to-end solutions as opposed to sales of hardware products alone; and
3.	The further expansion of strategic relationships with leading manufacturers, application providers and systems integrators.
Vertical Sales Markets. We are focused on further expanding our sales in the energy, fleet, medical and tank monitoring vertical markets. We believe each of these markets possesses the potential for significant long-term growth. We believe our sales growth in these areas may come from internal initiatives to expand our product offerings through research and development, through added sales and marketing resources or from acquisitions of new businesses, products or sales channels that are related to our current product and solutions offerings.
•	Energy — Our solutions provide connectivity, control and support of devices in the energy industry to improve its efficiency, security and reliability. Our products are deployed in applications that include renewable energy sources and utilities such as gas, water and electric. Migrating to IP-based network communications can be a challenge for utility companies, due to compatibility issues between field equipment and the applications available to monitor and manage them. Our solutions enable companies to network-enable existing products in the field without replacing hardware or rewriting existing application software. Among other uses, our products are deployed in Automated Meter Reading (AMR), Automated Meter Intelligence (AMI), Energy Management Services, Distribution Automation and other smart energy applications. Using our gateways and modules and the iDigi® platform, end users of energy also can be actively engaged with energy producers through devices in their homes or offices such as meters and in-home displays.

ITEM 1.	BUSINESS (CONTINUED)
•	Fleet — Our solutions improve efficiency, reduce costs and meet government regulations for connecting, tracking, monitoring and managing fleets of vehicles and containers. We provide equipment and applications primarily focused on long-haul trucking, but extending to other areas of public and private fleets, including taxis, public transit, emergency service vehicles, heavy equipment and others. Applications also include container tracking, logistical tracking, stolen vehicle recovery, and recording driver behavior metrics.
•	Medical — Our solutions provide a way to enable medical equipment and devices to receive, monitor, control and report patient information quickly, easily, and accurately. They utilize the hospital’s existing Ethernet or wireless network and improve patient care and reduce operating costs.
•	Tank — We provide solutions for remote monitoring and control of storage tanks that contain liquids, solids and gases. Tank monitoring can reduce supply chain costs by insuring tank-stored inputs to various processes are available and of necessary quality. Our solutions utilize our wired and wireless communication gateways, ZigBee modules and adapters to enable the transmission of data. The iDigi® platform also provides management, messaging and storage services to connect tanks with customized tank management software applications.
Enhanced Development and Sales of Services and the iDigi® Platform. Historically our hardware devices were utilized by customers with specific device connectivity needs — often using wired as opposed to wireless connections. Over time, more and more of our customers have sought broader based wireless solutions that link numerous devices in various locations to software applications that enable them to monitor, control and analyze device performance remotely. In turn we have evolved our capacity to deliver these solutions.
We believe the business potential associated with delivering end-to-end wireless solutions is significant. Through the use of our iDigi® platform, we can derive recurring revenue streams that are not normally associated with sales of hardware. If we want to remain a leader in M2M networking solutions, we believe we must continue to evolve our capabilities to develop and sell software applications as well as our iDigi® cloud-based networking platform.
While we are pleased with our progress our evolution into a company that sells both hardware and software solutions and related services presents challenges. For instance, sales of end-to-end solutions often involve more interactions with different functions and individuals within our customers’ organizations than sales of our hardware products. The product development demands and customer support requirements also are different. In order to evolve our business to meet these challenges, we likely will expend more research and development resources on this initiative relative to the level of sales these solutions presently represent in our business. We also may find it appropriate to acquire businesses, solution sets or sales channels in an effort to expand our capabilities and accelerate our growth.
Further Expansion of Strategic Relationships. We have established relationships with many of the world’s largest equipment vendors. We have strategic sales relationships with leading vendors, allowing them to ship our products and services as component parts of their overall solutions. These vendors include, among others, Comverge, Inc., Xata and Itron. Many of the world’s leading telecommunications companies and Internet service providers also rely on our products, including AT&T Inc., Sprint Nextel Corp., Verizon Communications Inc. and Siemens AG.

ITEM 1.	BUSINESS (CONTINUED)
As the marketplace for M2M connectivity solutions continues to expand, we believe there will be more opportunities for us to expand the number of strategic relationships we maintain with equipment vendors, telecommunications service providers and systems integrators and to broaden their scope. Like many of our customers, our strategic partners are also seeking to deploy more “intelligent” network enabled devices and broader based end-to-end solutions to service their customers and end users. We therefore intend to focus more of our sales resources to further leverage our evolving expertise to provide a greater breadth of product and solutions offerings to our existing and potential strategic sales relationships.
Acquisitions
We have completed several acquisitions in the past five fiscal years that are consistent with our corporate strategy.
•	In April 2008, we acquired Sarian Systems, Ltd. (Sarian), a leader in the European wireless router market. Sarian designs and develops advanced wireless/cellular IP-based routing equipment for mission critical applications. Sarian developed its own comprehensive IP-based operating system and software and can offer customers technical excellence, flexibility and rapid customization. Sarian had a strong customer base in ATM connectivity, retail and payment systems connectivity, remote monitoring telemetry, lottery terminal connectivity and wireless backup of wired broadband connections.
•	In July 2008, we acquired Spectrum Design Solutions, Inc. (Spectrum), a leading design services organization. Spectrum is a wholly owned subsidiary of Digi International Inc. Spectrum focuses on solving a customer’s wireless development challenges. Spectrum’s engineers have extensive experience in wireless technologies such as Global System for Mobile communication (GSM), Code Division Multiple Access (CDMA), Global Positioning System (GPS), Wi-Fi and proprietary radio frequency (RF) as well as Application Specific Integrated Circuit (ASIC) design, Field Programmable Gate Array (FPGA) integration, embedded software and complete turn-key product development which allows them to address virtually any wireless development need.
•	In June 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (MobiApps), a developer of M2M communications technology focusing on satellite, cellular and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. Pursuant to the terms of the asset purchase agreements, we acquired the U.S. assets located in Herndon, Virginia. In addition, we established two subsidiaries, Digi Wireless Singapore Pte. Ltd. and Digi m2m Solutions India Private Limited, which acquired the assets of MobiApps’ affiliate companies, located in Singapore and India, respectively.
Sales Channels
We sell our products through a global network of distributors, systems integrators, value added resellers (VARs) and to original equipment manufacturers (OEMs).
Distributors
Our larger distributors, based on sales we make to them, include Synnex, Arrow Electronics, Inc./NuHorizons, Ingram Micro, Tech Data Corporation, Future Electronics, Miel, Atlantik Elektronik GmbH, and Express Systems & Peripherals. We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia and Latin America. Additionally, we maintain strong relationships with catalog distributors such as CDW, Insight, Digi-Key and Mouser Electronics.

ITEM 1.	BUSINESS (CONTINUED)
Strategic Sales Relationships and Partnerships
We maintain strategic alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, cellular carriers and Smart Grid vendors. Among others, key partners include: VMware, Ember, Freescale, Qualcomm, Ericsson, Itron, AT&T, Sprint, Verizon, Bell Mobility, Rogers and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions.
Our customer base includes some of the world’s largest equipment vendors. We have strategic sales relationships with leading vendors, allowing them to ship our products and services as component parts of their overall solutions. These vendors include, among others, Comverge, Inc., Xata and Itron. Many of the world’s leading telecommunications companies and Internet service providers also rely on our products, including AT&T Inc., Sprint Nextel Corp., Verizon Communications Inc. and Siemens AG.
No single customer comprised more than 10% of our net sales for any of the years ended September 30, 2011, 2010 and 2009.
Competition
We compete in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be significantly affected by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. While we have no competitors that carry a comparable range of products, we do have various competitors based on specific products. We believe both as the marketplace for M2M connectivity products and solutions continues to expand and grow and as we continue to expand our product and service offerings, it is likely we will encounter increased competition; potentially from parties who have significantly more resources than we possess.
Manufacturing Operations
Our manufacturing operations are conducted through a combination of internal manufacturing and external subcontractors specializing in various parts of the manufacturing process. We rely on third party foundries for our semiconductor devices (ASICs). This approach allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
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
In July 2011 we announced a restructuring of our manufacturing operations in Breisach, Germany. The restructuring reduced our manufacturing footprint by consolidating prototype functions and centralized outsourced production control in our Eden Prairie, Minnesota production facility. The consolidation was driven by our strategy of driving efficiency improvements and enhancing customer service globally through more centralized operations.

ITEM 1.	BUSINESS (CONTINUED)
On October 26, 2011, we announced that flooding in Thailand had impacted the operations of our contract manufacturer located near Bangkok, Thailand. The main manufacturing facility is currently closed, although efforts are underway to restore operations at the contract manufacturer’s back-up facility, which has not currently been impacted by flooding and is also located in Bangkok. In addition, we are working on reallocating production normally done in Thailand to our U.S. manufacturing facility, as well as other contract manufacturers we currently use. We presently anticipate that the Thailand flooding and the resulting impact on our subcontract manufacturer in Thailand will decrease revenue in a range of approximately $2 million to $6 million for the first fiscal quarter of 2012, and gross margin will decrease by approximately two percentage points in the first fiscal quarter of 2012. We expect that the impact of the Thailand flooding for the full fiscal year 2012 will have a minimal impact on revenue, and the impact to gross margin will be approximately one percentage point. We expect that earnings per diluted share for fiscal 2012 will be reduced by approximately $0.07 due to the revenue and gross margin impact previously described. At this time the situation in Thailand continues to evolve and we can offer no assurance that the impact our operations and financial results will not be different than the present expectations we have outlined above.
Seasonality
In general, our business is not considered to be highly seasonal, although our first fiscal quarter revenue is often less than other quarters due to holidays and fewer shipping days.
Working Capital
We fund our business operations through a combination of cash and cash equivalents, marketable securities and cash generated from operations. We believe that our current financial resources, cash generated from operations, and our capacity for debt and/or equity financing will be sufficient to fund our business operations for the next twelve months and beyond.
Research & Development and Intellectual Property Rights
During fiscal years 2011, 2010 and 2009, our research and development expenditures were $31.6 million, $27.8 million and $26.4 million, respectively. As we expand our capabilities with respect to software applications and our iDigi® cloud-based platform, we expect to spend a disproportionate amount of our research and development resources on these initiatives relative to the percent of sales they generate for our company at present.
Due to rapidly changing technology in the communications technology industry, we believe that our success depends primarily upon the product development skills of our personnel, and the ability to integrate acquired technologies with organically developed technologies. We have incurred in-process research and development charges in connection with our past acquisitions, which were expensed upon consummation of the acquisitions. Effective October 1, 2009 in-process research and development costs are capitalized according to new authoritative guidance issued by the Financial Accounting Standards Board (FASB) related to business combinations. Such acquired in-process research and development charges will be disclosed separately and will be incremental to our research and development expenditures discussed above. Since this new guidance was effective, we have not completed any acquisitions.
Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents.

ITEM 1.	BUSINESS (CONTINUED)
We have established common law and registered trademark rights on a family of marks for a number of our products. Our products are sold under the Digi, Rabbit, iDigi®, Digi m-Trak™ and Spectrum brands. We believe that the Digi and Rabbit brands have established strong identities with our targeted customer base and our customers associate the Digi brand with “reliability” and the Rabbit brand with “ease of integration.” Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability. In the core module and semiconductor application environments, we believe ease of integration is a powerful brand identity.
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
Backlog
Backlog as of September 30, 2011 and 2010 was $36.4 million and $26.8 million, respectively. Most of the backlog at September 30, 2011 is expected to be shipped in fiscal 2012. Our backlog increase as of September 30, 2011 as compared to September 30, 2010 primarily is due to an increase in wireless customer orders. Backlog as of any particular date is not necessarily indicative of our future sales trends.
Employees
We had 691 employees on September 30, 2011. We consider our relations with our employees to be good.
Geographic Areas and Currency Risks
Our customers are located throughout North America, Europe, Middle East & Africa (EMEA), Asia and Latin America. We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen and Indian Rupee and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2011, we had approximately $85.5 million of net sales related to foreign customers including export sales, of which $28.8 million was denominated in foreign currency, predominantly the Euro and British Pound. During both 2010 and 2009, we had approximately $75.2 million of net sales to foreign customers including export sales, of which $27.6 million and $33.4 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds. Financial information about geographic areas appears in Note 4 to our Consolidated Financial Statements in this Form 10-K.
LISTING OF PRINCIPAL PRODUCTS
Embedded Networking Products
Modules — Developing a device around a chip or microprocessor involves a high level of complexity. A module is a group of components that are set up to work together, eliminating much of that complexity. An embedded module may provide somewhat less flexibility than a chip, but is much easier to implement into a product design. A number of these modules can be connected directly to iDigi®, enabling remote management and remote application connectivity.

ITEM 1.	BUSINESS (CONTINUED)
LISTING OF PRINCIPAL PRODUCTS (CONTINUED)
Our modules can be divided into two categories: processor modules and communications modules. Processor modules provide customers with a networked platform for use as the main processor in an embedded system and the flexibility to add in custom features and functionality, as this ensures a quick time to market development cycle for a network-enabled device. These modules are targeted as the core processors for products such as access control systems, Smart Energy devices, Point-of-Sale (POS) systems, Radio Frequency ID (RFID) readers, medical devices and instrumentation and networked displays. Communication modules are ideal for network-enabling and web-enabling a device. They enable customers who wish to easily accommodate both wired and wireless functionality in one product design. These modules make it very easy to add most any type of connectivity, especially wireless connectivity. Typically with a communication module, there is another processor performing the central processing. Adding wired or wireless network communication to a device allows companies to manage that device over a network or by electronic means.
Integrated Circuits (Chips) — A chip (or microprocessor) provides the “brains” and processing power of an intelligent electronic device or communication sub-system. Some of our higher volume customers choose to purchase chips and build their own products. Chips are low cost but require the highest level of development expertise. Building a solution from the chip level offers a low cost of the end design, but the level of complexity in product development can increase risk and prolong time to market.
Our chips are the building blocks for many of our embedded and non-embedded products. By using our own microprocessors we can ensure complete hardware/software compatibility for product designs for certain of our products. We no longer develop new chips and now use Commercial Off the Shelf (COTS) technology from companies such as Freescale and Ember for our new products, as we do not have a core competency in the semi-conductor business and we believe that it is more effective to partner with companies who can provide this expertise.
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
Satellite Communication Devices — Our acquisition of MobiApps Holdings Private Limited (MobiApps) in June 2009 added satellite communication products that provide worldwide satellite data transmit/receive capabilities for customers involved in satellite-based tracking and industrial remote communications. Operating over the ORBCOMM low-earth orbit satellite network, these products can significantly improve asset utilization by allowing clients to monitor, track and manage their fixed and mobile assets around the world. In fiscal 2011, we added the support of the Iridium satellite network to some of our gateway products.

ITEM 1.	BUSINESS (CONTINUED)
LISTING OF PRINCIPLE PRODUCTS (CONTINUED)
Non-Embedded Networking Products
Cellular Products:
Routers — Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for hard to reach sites and devices. We introduced the first intelligent high-speed cellular router in 2005 to address the growing need for customers to connect remote sites and devices. These products have been certified by the major wireless providers in North America and abroad, including AT&T®, Verizon Wireless®, Sprint®, Bell Mobility and Rogers. All of our cellular products include a unique remote management platform that provides secure management of devices across remote networks and can all use iDigi® for remote management. In addition, application connectivity, management and customization is enabled via the iDigi® platform for many of these products.
Gateways — A gateway aggregates local wireless data traffic and transports it over a cellular or other Internet Protocol (IP)-based network, usually back to a central application or database. Our gateway products enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. These gateways can work in conjunction with our wireless adapters and wireless embedded modules to enable customers to monitor and manage remote devices in a non-intrusive and economical way. All of our gateway products are linked with iDigi® for secure management of devices across remote networks, application connectivity and customization.
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

ITEM 1.	BUSINESS (CONTINUED)
LISTING OF PRINCIPLE PRODUCTS (CONTINUED)
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
The M2M networking industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles in certain instances and rapidly changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenues to decline.
We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. This risk may become more pronounced as new competitors enter the marketplace, especially if these competitors have more resources than us to develop new products and technologies. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenues to decline.
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenues and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2011, 2010 and 2009, our research and development expenses comprised 15.5%, 15.2% and 15.9% respectively, of our net sales. If we are unable to develop new products, applications and services as a result of our research and development efforts, or if the products, applications and services we develop are not successful, our business could be harmed. Even if we develop new products, applications and services that are accepted by our target markets, the net revenues from these products, applications and services may not be sufficient to justify our investment in research and development.

ITEM 1A.	RISK FACTORS (CONTINUED)
Many of our products, applications and services have been developed through a combination of internally developed technologies and acquired technologies. Our ability to continue to develop new products, applications and services is partially dependent on finding and acquiring new technologies in the marketplace. Even if we identify new technologies that we believe would be complementary to our internally developed technologies, we may not be successful in acquiring those technologies or we may not be able to acquire the technologies at a price that is acceptable to us.
A substantial portion of our recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment and medical equipment. In addition, we expect to devote a disproportionate amount of our research and development resources to the development of software applications and our iDigi® cloud-based platform relative to the amount of sales those solutions produce for our business presently. Our financial performance is dependent upon the development of the intelligent device and software solutions markets that we are targeting, the increasing adoption of these technologies and our ability to compete successfully and sell our products and solutions.
Certain of our products are sold into mature markets, which could limit our ability to continue to generate revenue from these products.
Certain of our products are sold into mature markets that are characterized by a trend of declining demand. These products provide asynchronous and synchronous data transmissions via add-on cards. As the overall market for these products decreases due to the adoption of new technologies, we expect that our revenues from these products will continue to decline. As a result, our future prospects depend in part on our ability to acquire or develop and successfully market additional products that address growth markets.
Our failure to manage product transitions effectively could have a material adverse effect on our revenues and profitability.
From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Our failure to manage transitions from older products effectively could result in inventory obsolescence and have a material adverse effect on our revenues and profitability.
Our failure to compete successfully in our highly competitive market could result in reduced prices and loss of market share.
The market in which we operate is characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. Certain of our competitors and potential competitors may have greater financial, technological, manufacturing, marketing, and personnel resources than us. In addition, the amount of competition we face in the marketplace may change and grow as the market for M2M networking solutions grows and new entrants enter the marketplace. Present and future competitors may be able to identify new markets and develop products more quickly, which are superior to those developed by us. They may also adapt new technologies faster, devote greater resources to research and development, promote products more aggressively, and price products more competitively than us. Competition may also intensify or we may no longer be able to compete effectively in the markets in which we compete.

ITEM 1A.	RISK FACTORS (CONTINUED)
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
Our inability to obtain the appropriate telecommunications or satellite carrier certifications or approvals from governmental regulatory bodies could impede our ability to grow revenues in our wireless products.
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
Our participation in a services and solutions model, using cloud-based services, presents execution and competitive risks.
We are deploying a services and solutions model using our own internally developed hosted services and cloud-based platform, software, and supporting products. We are employing significant human and financial resources to develop and deploy this cloud-based platform. While we believe our wireless, device networking and connectivity expertise, investments in infrastructure, and our innovative environment provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Because this is a relatively new solution in the marketplace, we expect we may encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. Whether we are successful in this new business model depends on a number of factors, including:
•	our ability to effectively put in place and continuously evolve the infrastructure to deploy our solution;
•	the features and functionality of our platform relative to any competing platforms as well as our ability to effectively market our platform;
•	competing effectively in our targeted application markets, including energy, tank monitoring, fleet management and medical; and
•	deploying complete end-to-end solutions that meet the needs of the marketplace generally as well as the particular requirements of our customers more effectively and efficiently than competitive solutions.

ITEM 1A.	RISK FACTORS (CONTINUED)
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
We do not have any large scale customers that represent more than 10% of our sales and our sales are subject to fluctuations based on the level of significant one time purchases.
No single customer has represented more than 10% of our sales in any of the last three fiscal years. In addition, many of our customers make significant one time purchases which are not repeated. As a result our sales may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenues for that period.
The long and variable sales cycle for certain of our products makes it more difficult for us to predict our operating results and manage our business.
The sale of our products typically involves a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies within their products and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, such as end users’ internal purchasing reviews, that are beyond our control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer are not realized or delayed, our operating results could be materially adversely affected.
We depend on manufacturing relationships and on limited-source suppliers, and any disruptions in these relationships may cause damage to our customer relationships.
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost sales could be caused by other factors beyond our control, including late deliveries by vendors of components. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability. As an example, on October 26, 2011, we announced that flooding in Thailand had impacted the operations of our contract manufacturer located near Bangkok, Thailand. As a result of lost production, we announced that our operations and financial results would be impacted by this natural disaster.

ITEM 1A.	RISK FACTORS (CONTINUED)
The impact of natural disasters could negatively impact our supply chain and customers resulting in an adverse impact to our revenues and profitability.
Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters as most recently seen in Japan and Thailand. For instance, on October 26, 2011, we announced that flooding in Thailand had impacted the operations of our contract manufacturer located near Bangkok, Thailand. As a result of lost production, we announced that our operations and financial results would be impacted by this natural disaster. If we are unable to procure these materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner, or cause us to seek other sources of supply, which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier’s facilities. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenues and profitability. Natural disasters in other parts of the world on which our operations are reliant also could have material adverse impacts on our business.
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

ITEM 1A.	RISK FACTORS (CONTINUED)
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
Foreign currency exchange rates may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on our costs and revenue. Because our financial statements are denominated in U.S. Dollars and approximately 38% of our revenues are denominated in a currency other than U.S. Dollars, such as Euros, British Pounds, Indian Rupee and Yen, our sales and earnings may be adversely impacted if the U.S. dollar strengthens significantly against these foreign currencies.
The loss of key personnel could prevent us from executing our business strategy.
Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and key technical and other personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining qualified personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy.

ITEM 1A.	RISK FACTORS (CONTINUED)
Any acquisitions we have made or will make could disrupt our business and seriously harm our financial condition.
We will continue to consider acquisitions of complementary businesses, products or technologies. In the event of any future acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur debt, assume liabilities, or incur large and immediate write-offs.
Our operation of any acquired business may also involve numerous risks, including but not limited to:
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
Our failure to comply effectively with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenues and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (WEEE) makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive (RoHS) bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union. In the future, China and other countries including the United States are expected to adopt further environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenues and profitability.
Our failure to comply effectively with regulatory laws pertaining to our foreign operations could have a material adverse effect on our revenues and profitability.
We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the Foreign Corrupt Practices Act (FCPA) and all other anti-corruption laws, such as the UK Anti-Bribery Act, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of this law. Violations of the FCPA could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also deter us from selling our products in international jurisdictions, which could have a material adverse effect on our revenues and profitability.

ITEM 1A.	RISK FACTORS (CONTINUED)
Negative conditions in the global credit markets may impair a portion of our investment portfolio.
Our investment portfolio consists of certificates of deposit, commercial paper, money market funds, corporate bonds and government municipal bonds. These marketable securities are classified as available-for-sale and are carried at fair market value. Some of our investments could experience reduced liquidity and could result in an impairment charge should the impairment be considered as other-than-temporary. This loss would be recorded in our consolidated statement of operations, which could materially adversely impact our consolidated results of operations and financial condition.
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
If the price of our common stock declines and reduces our market value, we could have an impairment of our goodwill. Our value is dependent upon continued future growth in demand for our products and solutions. If such growth does not materialize or our forecasts are significantly reduced, our market value may decline and impair our goodwill. We perform our annual goodwill impairment assessment on our one reporting unit at June 30 each year.

ITEM 1A.	RISK FACTORS (CONTINUED)
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2011, the closing price of our common stock on the NASDAQ Global Select Market ranged from $9.32 to $15.04 per share. Our closing sale price on November 17, 2011 was $10.53 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may have a significant impact on the market price of our common stock.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table contains a listing of our current property locations:

			Ownership or
		Approximate	Lease
Location of		Square	Expiration
Property	Use of Facility	Footage	Date
Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Minneapolis, MN	Engineering services	16,837	November 2016

Waltham, MA	Research & development, sales and sales support	6,836	October 2015

Austin, TX	Sales, sales support, marketing and administration	6,563	March 2014

Davis, CA	Sales, sales support, research & development	24,000	December 2012

Lindon, UT	Sales, marketing, research & development and administration	11,986	December 2015

Herndon, VA	Sales, marketing and tech support	2,416	October 2014

Hong Kong, China	Sales, marketing and administration	4,061	February 2013

Beijing, China	Sales, marketing and administration	2,372	November 2012

Shanghai, China	Sales, marketing and administration	1,251	June 2012

Dortmund, Germany	Sales, sales support, marketing and administration	21,485	March 2013

Breisach, Germany	Sales, marketing, research & development, manufacturing, warehousing and administration	8,748	July 2013

Neuilly sur Seine, France	Sales and marketing	2,895	January 2015

Ilkley, UK	Sales, sales support, research & development and marketing and administration	5,475	October 2015

Logrono, Spain	Sales, research & development and administration	3,228	January 2017

Tokyo, Japan	Sales	1,371	November 2013

Bangalore, India	Sales, research & development and administration	9,189	July 2014

Singapore	Sales, marketing and administration	2,530	June 2014
In addition to the above locations, we perform research and development activities in various other locations in the United States and sales activities in various other locations in Europe and Asia which are not deemed to be principal locations and which are not listed above. We believe that our facilities are adequate for our needs. In February 2008, we sold our facility in Dortmund, Germany and leased back approximately 40% of the property for a period of five years, with a renewal option for an additional five years. As a result of the restructuring of our Breisach, Germany location, the manufacturing, warehousing and administration functions at this location are scheduled to cease at the end of December 2011.

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
As previously disclosed, the parties advised the District Court on February 25, 2009 that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals initially were filed objecting to the definition of the settlement class and fairness of the settlement. Five of those appeals were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals and remanded the final appeal to the District Court to determine whether the appellant has standing to object to the settlement. On August 25, 2011, the District Court ruled that the last remaining objector lacks standing to object to the settlement. That objector has appealed that ruling to the Court of Appeals, and the plaintiffs have moved to dismiss that appeal.
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000 per claim. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible per claim. As of September 30, 2011, we have an accrued liability for the anticipated settlement of $300,000, which we believe is adequate and reflects the amount of loss that is probable, and a receivable related to the insurance proceeds of $50,000. This $50,000 represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, the losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
Patent Infringement Litigation
On March 16, 2011, MOSAID Technologies Incorporated filed a complaint naming us as defendants in federal court in the Eastern District of Texas. The complaint included allegations against us and 32 other companies pertaining to the infringement of six patents by products compliant with various Institute of Electrical and Electronics Engineers standards for implementing wireless local area network computer communications in certain frequency bands. On September 30, 2011 we reached a settlement involving a royalty-bearing license agreement for future sales of licensed products sold during the term of the agreement. We do not expect this license agreement to have a material impact on our consolidated financial statements.
On January 18, 2011, Advanced Processor Technologies LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas. The complaint included allegations against us and eight other companies pertaining to the infringement of two patents by products containing data processors with memory management units. On October 17, 2011, we settled the lawsuit for $0.2 million which was recorded during the fourth quarter of fiscal 2011 (see Note 18 to our consolidated financial statements).

ITEM 3.	LEGAL PROCEEDINGS (CONTINUED)
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas. This claim subsequently has been moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO’s patents by wireless mesh networking and multi-port networking products. The complaint seeks monetary and non-monetary relief. We cannot predict the outcome of these matters or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
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
Stock Listing
Our Common Stock trades under the symbol DGII on the NASDAQ Global Select Market tier of the NASDAQ Stock Market LLC. On November 17, 2011, the number of holders of our Common Stock was approximately 9,179, consisting of 165 record holders.
High and low sale prices for each quarter during the years ended September 30, 2011 and 2010, as reported on the NASDAQ Stock Market LLC, were as follows:
Stock Prices

2011	First	Second	Third	Fourth
High	$11.62	$12.42	$13.43	$15.39
Low	$9.29	$9.29	$9.41	$10.94

2010	First	Second	Third	Fourth
High	$9.57	$12.32	$11.48	$9.55
Low	$6.99	$8.87	$7.86	$7.29
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
Issuer Repurchases of Equity Securities
On July 23, 2008, our Board of Directors authorized an additional 500,000 shares of our common stock for repurchase under our previously announced stock repurchase program. The total number of shares authorized to be repurchased is 1,500,000 shares. We did not repurchase any of our equity securities in the fourth quarter or fiscal year ended September 30, 2011. Of the 1,500,000 shares authorized to be repurchased, 135,638 shares remained available for repurchase at September 30, 2011.
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the Nasdaq Stock Market — U.S. Companies on September 30, 2006 to September 30, 2011, the last day of fiscal 2011, with the total cumulative return on the CRSP Total Return Index for the Nasdaq Stock Market — U.S. Companies (the “CRSP Index”) and the CRSP Index for Nasdaq Telecommunications Stocks (the “Peer Index”) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2006, for our Common Stock, the CRSP Index and the Peer Index and assumes the reinvestment of all dividends.

	FY06	FY07	FY08	FY09	FY10	FY11
Digi International Inc.	100.00	105.48	75.56	63.11	70.30	81.48
CRSP Index	100.00	118.37	93.33	95.07	107.44	112.25
Peer Index	100.00	117.24	81.31	81.12	103.20	107.49

ITEM 6.	SELECTED FINANCIAL DATA
(In thousands except per common share amounts and number of employees)

For the fiscal years ended September 30	2011	2010	2009	2008	2007
Net sales (1)	$204,160	$182,548	$165,928	$185,056	$173,263

Gross profit	$106,588	$92,209	$81,265	$97,869	$91,346

Sales and marketing	39,549	37,010	35,304	36,879	33,499
Research and development	31,642	27,825	26,381	27,040	24,176
General and administrative (2)	18,206	17,889	14,557	16,035	13,343
Restructuring	154	(468)	1,953	—	—
Acquired in-process research and development	—	—	—	1,900	—

Operating income	17,037	9,953	3,070	16,015	20,328
Total other (expense) income, net (3)	(522)	566	1,212	2,900	3,396

Income before income taxes	16,515	10,519	4,282	18,915	23,724
Income tax provision (4)	5,496	1,578	199	6,564	3,951

Net income	$11,019	$8,941	$4,083	$12,351	$19,773

Net income per common share, basic:
Basic	$0.44	$0.36	$0.16	$0.48	$0.78

Diluted	$0.43	$0.36	$0.16	$0.47	$0.76

Balance sheet data as of September 30:
Working capital (total current assets less total current liabilities)	$142,748	$122,105	$106,121	$112,236	$115,703
Total assets	$283,895	$266,965	$258,948	$271,416	$251,826
Long-term debt and capital lease obligations	$—	$—	$9	$345	$358
Stockholders’ equity	$260,716	$240,556	$229,586	$231,934	$222,905
Book value per common share (stockholders’ equity divided by outstanding shares)	$10.17	$9.59	$9.29	$9.14	$8.73
Number of employees as of September 30	691	648	634	663	564

(1)	Acquisitions provided the following net sales during the year of acquisition: MobiApps in fiscal 2009 of $0.4 million, Sarian and Spectrum in fiscal 2008 of $6.5 million and MaxStream in fiscal 2006 of $3.2 million.

(2)	Included in general and administration expense in fiscal 2010 is investigation and remediation expenses of $1.4 million ($0.9 million after tax).

(3)	Included in total other (expense) income, net is an other-than-temporary impairment charge of $1.0 million ($0.7 million after tax) recorded during fiscal 2008 on an investment in a bond issued by Lehman Brothers.

(4)	In fiscal 2011, 2010 and 2009, we recorded net discrete tax benefits of $0.7 million, $2.3 million and $1.2 million, respectively (see Note 10 to our Consolidated Financial Statements). In fiscal 2008 we reversed income tax reserves of $0.5 million primarily due to the statutory closing of a prior U.S. federal and state tax year and the filing of a prior year tax return and adjustments to actual for items reported on the tax returns for fiscal 2007. In fiscal 2007, we reversed income tax reserves of $4.3 million due to the closing of a German tax audit and the statutory closing of a prior U.S. federal and state tax year and other discrete tax benefits for fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading provider of machine to machine (M2M) networking products and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions connect communication hardware to a physical asset so that information about that asset’s status and performance can be sent to a computer system and used to improve or automate one or more processes. Increasingly these products and solutions are deployed via wireless networks. Our hardware products have been the historical foundation of our business. In 2009, we introduced a cloud-based internet platform (iDigi®) which our customers can utilize to monitor and control electronic devices. Our products are deployed by a wide range of businesses and institutions.
We have a single operating and reporting segment. Our revenues consist of products that are in non-embedded and embedded product categories. Non-embedded products are connected externally to a device or larger system to provide wired or wireless network connectivity or port expansion, while embedded products are used by a product developer to build an electronic device in which the product provides processing power, wired Ethernet, or wireless network connectivity to that device. The products included in the non-embedded product category include cellular products, wireless communication adapters, console and serial servers, USB connected products and serial cards. The products included in the embedded product category include modules, single-board computers, chips, software and development tools, design services and satellite communication products.
We utilize many financial, operational, and other metrics to evaluate both our financial condition and our financial performance. Below we highlight the results of those financial metrics that we feel are most important in these evaluations:
•	Net Sales were approximately $204 Million. Our net sales were $204.2 million in fiscal 2011, and increased by 11.8% compared to net sales of approximately $182.5 million in fiscal 2010. Wireless product net sales increased by $18.3 million, providing the majority of the $21.7 million increase in revenue from fiscal 2010 to fiscal 2011.
•	Gross Profit was approximately $107 Million. Gross profit increased by 15.6% in fiscal 2011 to $106.6 million compared to $92.2 million in fiscal 2010. Our gross margin increased as a percentage of net sales to 52.2% in fiscal 2011 from 50.5% in fiscal 2010. We focused on cost reduction initiatives that allowed us to reduce the cost of our products and increase gross profit through purchasing and manufacturing efficiencies during the fiscal year. Favorable customer and product mix, as well as a decrease in the amortization of purchased and core technology as certain intangibles were fully amortized, also contributed to this increase. We expect to continue to focus on gross margin as we implement our global strategy of consolidation and production centers to drive more efficiency improvements and enhance customer service.
•	Operating Expenses Decreased as a Percentage of Net Sales in Fiscal 2011 from Fiscal 2010. Operating expenses were $89.6 million or 43.9% of net sales in fiscal 2011 versus $82.3 million or 45.0% of net sales in fiscal 2010. The increase in total operating expenses was largely compensation-related and resulted from a net increase in headcount of 43 people as well as higher non-sales incentive compensation expenses. We also invested in our iDigi® cloud-based platform during fiscal 2011 as we worked to evolve our business model. Despite these increases, operating expenses as a percentage of net sales decreased during fiscal 2011 compared to fiscal 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW (CONTINUED)
•	Net Income in Fiscal 2011 was $11.0 Million. Our net income increased by $2.1 million to $11.0 million in fiscal 2011, or 23.2%, over net income of $8.9 million in fiscal 2010. We leveraged the increase in net sales, combined with cost reduction initiatives and lower operating expenses as a percent of net sales to improve our profitability.
•	Our Balance Sheet and Cash from Operations are Strong. Our current ratio was 8.3 to 1 in fiscal 2011 compared to 6.7 to 1 in fiscal 2010. Cash from operations was $21.8 million in fiscal 2011 compared to $16.1 million in fiscal 2010.
We accomplished a number of key initiatives in fiscal 2011 and also faced significant challenges relative to our business.
Accomplishments
•	We increased revenue and earnings per diluted share in fiscal 2011 compared to the prior fiscal year and maintained a strong balance sheet and cash flows which we believe provides a solid foundation for growing our business.
•	We reduced our manufacturing costs for future periods by consolidating our Breisach, Germany operations with our U.S. production facility.
•	We invested significantly in the development of the iDigi® Device Cloud platform and enhanced our capability to develop customized software applications that leverage iDigi®, which expands our ability to provide end-to-end solutions to our customers. We finished fiscal 2011 with over 3,500 companies using the iDigi® Device Cloud.
Challenges
•	The global economic environment was volatile in fiscal 2011. We monitor our bookings, backlog and anticipated shipments on a weekly basis which allows us to stay abreast of rapidly changing economic conditions as we forecast our revenue.
•	The strengthening of foreign currencies, particularly the Euro and the British Pound, created net foreign currency losses due to balances held abroad in non-functional currencies such as the U.S. dollar. We put in place natural hedging and other strategies to minimize this exposure.
•	Since certain of our components and other materials are purchased from regions susceptible to natural disasters as most recently seen in Japan and Thailand, we faced challenges in procuring certain components and other materials used in manufacturing. We believe the impact to our business in fiscal 2011 from the Japan natural disaster was minimal, and we addressed this primarily through the purchase of additional safety stock for component parts normally sourced from that region. As previously announced, the recent flooding in Thailand has affected the operations of one of our contract manufacturers and this will impact our operations and financial results during fiscal 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW (CONTINUED)
•	We believe we are approaching the inflection point in the wireless M2M market, and that we are uniquely positioned for growth as we are able to provide customers with complete networking solutions. The development of a cloud-based platform is a critical component of our overall solution and go-to-market strategy, and we focused significant human capital and financial resources on this initiative, while also managing our other strategic objectives.
In order to continue to improve our financial and operational performance, address the growth of our business and meet our goal of becoming the leading global provider of wireless M2M networking products and end-to-end solutions, we believe we must focus on the following key priorities:
•	Continue delivery of products and solutions to the following four vertical markets that we believe promise extensive growth opportunities: energy, fleet, medical and tank;
•	Enhance our capacity to develop software applications and our iDigi® cloud-based platform and migrate our sales and marketing efforts towards end-to-end solutions as opposed to sales of hardware products alone; and
•	Further expand our strategic relationships with leading equipment manufacturers, application providers and systems integrators.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information from our Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

							% Increase (decrease)
							2011	2010
	Year ended September 30,						compared	compared
($ in thousands)	2011		2010		2009		to 2010	to 2009
Net sales	$204,160	100.0%	$182,548	100.0%	$165,928	100.0%	11.8%	10.0%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	94,702	46.4	86,266	47.3	80,470	48.5	9.8	7.2
Amortization of purchased and core technology	2,870	1.4	4,073	2.2	4,193	2.5	(29.5)	(2.9)

Gross profit	106,588	52.2	92,209	50.5	81,265	49.0	15.6	13.5
Operating expenses:
Sales and marketing	39,549	19.4	37,010	20.3	35,304	21.3	6.9	4.8
Research and development	31,642	15.5	27,825	15.2	26,381	15.9	13.7	5.5
General and administrative	18,206	8.9	17,889	9.8	14,557	8.7	1.8	22.9
Restructuring	154	0.1	(468)	(0.3)	1,953	1.2	132.9	(124.0)

Total operating expenses	89,551	43.9	82,256	45.0	78,195	47.1	8.9	5.2

Operating income	17,037	8.3	9,953	5.5	3,070	1.9	71.2	224.2
Total other (expense) income, net	(522)	(0.2)	566	0.3	1,212	0.7	(192.2)	(53.3)

Income before income taxes	16,515	8.1	10,519	5.8	4,282	2.6	57.0	145.7
Income tax provision	5,496	2.7	1,578	0.9	199	0.1	248.3	693.0

Net income	$11,019	5.4%	$8,941	4.9%	$4,083	2.5%	23.2%	119.0%

NET SALES
Net sales were $204.2 million in fiscal 2011 compared to $182.5 million in fiscal 2010, an increase of $21.7 million or 11.8%, primarily due to a $26.6 million increase in the net sales of modules, cellular products, engineering design services, serial servers, chips and iDigi® services. This was partially offset by a $4.9 million decrease in net sales of serial cards, USB devices, wireless communication adaptors and satellite-related products. The increase in net sales in fiscal 2011 compared to fiscal 2010 is primarily driven by increased unit volume as a result of increased customer sales, many of which were wireless and in our targeted vertical markets. We did not experience a material change in revenue due to pricing during fiscal 2011.
Net sales were $182.5 million in fiscal 2010 compared to $165.9 million in fiscal 2009, an increase of $16.6 million or 10.0%, primarily due to an increase of $21.9 million in the net sales of modules, cellular products, serial servers, wireless communication adaptors, USB products, engineering design services and satellite-related products. This was partially offset by a decrease of $5.3 million in net sales due to large sales of a discontinued chip set in fiscal 2009. The increase in net sales in fiscal 2010 compared to fiscal 2009 is primarily driven by increased volume. We did not experience a material change in revenue due to pricing during fiscal 2010.
Fluctuation in foreign currency rates compared to the prior year’s rates had a favorable impact on net sales of $0.9 million in fiscal 2011 and unfavorable impacts on net sales of $0.3 million and $5.9 million in fiscal 2010 and 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Net Sales by Product Category
The following table presents our revenue by embedded and non-embedded categories:

	Net Sales			% of Net Sales
($ in millions)	2011	2010	2009	2011	2010	2009
Non-embedded	$108.5	$100.1	$91.2	53.1%	54.9%	55.0%
Embedded	95.7	82.4	74.7	46.9%	45.1%	45.0%

Total	$204.2	$182.5	$165.9	100.0%	100.0%	100.0%

Non-Embedded
Non-embedded products net sales increased $8.4 million, or 8.3%, in fiscal 2011 compared to fiscal 2010 due primarily to increases in cellular products and serial servers. This was partially offset by decreases in sales of serial cards, wireless communication adaptors and USB connected products. USB connected products have decreased due to softening of the retail sector for retail point-of-sale related USB applications in fiscal 2011. Increased sales to customers in the medical and fleet vertical markets contributed to the increase in fiscal 2011 compared to fiscal 2010.
Non-embedded products net sales increased $8.9 million, or 9.7%, in fiscal 2010 compared to fiscal 2009. The increase was mostly due to an increase in net sales of cellular products, serial servers, wireless communication adaptors and USB products.
Embedded
Embedded products net sales increased $13.3 million, or 16.2%, in fiscal 2011 compared to fiscal 2010 due mostly to increases of net sales of modules, engineering design services and chips. Increased sales to customers in the medical vertical market contributed to the increase in fiscal 2011 compared to fiscal 2010.
Embedded products net sales increased $7.7 million, or 10.4%, in fiscal 2010 compared to fiscal 2009. The increase was primarily due to a $13.0 million increase in net sales of modules and satellite-related products, partially offset by a decrease of $5.3 million primarily related to large sales of a discontinued chip set in fiscal 2009.
Net Sales by Wireless and Wired Categories
The following table presents our revenue by wireless and wired categories:

	Net Sales			% of Net Sales
($ in millions)	2011	2010	2009	2011	2010	2009
Wireless	$84.7	$66.4	$56.2	41.5%	36.3%	33.9%
Wired	119.5	116.1	109.7	58.5%	63.7%	66.1%

Total	$204.2	$182.5	$165.9	100.0%	100.0%	100.0%

Wireless products net sales have increased by 27.6% in fiscal 2011 compared to fiscal 2010 and 18.0% in fiscal 2010 compared to fiscal 2009 as a result of our continued investment and focus on wireless M2M products and solutions. As is the trend with respect to the use of telecommunications generally, we anticipate that our sales of wireless products will continue to grow proportionately faster than our sales of wired products.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Net Sales by Geographic Area
Our revenue by geographic location of our customers is as follows:

	Net Sales			% of Net Sales
($ in millions)	2011	2010	2009	2011	2010	2009
North America	$118.7	$107.3	$90.7	58.1%	58.8%	54.7%
Europe, Middle East & Africa	52.1	47.7	56.0	25.5%	26.2%	33.7%
Asian countries	27.0	22.7	15.6	13.2%	12.4%	9.4%
Latin America	6.4	4.8	3.6	3.2%	2.6%	2.2%

Total net sales	$204.2	$182.5	$165.9	100.0%	100.0%	100.0%

North America net sales in fiscal 2011 increased $11.4 million due to an increase of $6.3 million of embedded products, of which $2.7 million is related to engineering design services, and $5.1 million of non-embedded products. The North American sales for fiscal 2011 increased over the prior fiscal year primarily as a result of larger customer sales, many of which were wireless and in our targeted vertical markets. Net sales in fiscal 2010 for North America increased $16.6 million due to an increase in embedded products of $4.8 million and non-embedded products of $11.8 million.
Europe, Middle East, and Africa (“EMEA”) net sales increased $4.4 million in fiscal 2011 over fiscal 2010 mostly due to large customer deals. The strengthening of the Euro and British Pound contributed $0.7 million to the increase in fiscal 2011 compared to fiscal 2010. Net sales in EMEA decreased $8.3 million from fiscal 2009 to fiscal 2010 as fiscal 2009 included large sales of a discontinued chip set and a large sale to a legacy customer.
Asian countries revenue increased by $4.3 million in fiscal 2011 compared to fiscal 2010 mostly related to Radio Frequency (RF) modules in the embedded product grouping. Revenue for the Asian countries increased $7.1 million in fiscal 2010 compared to fiscal 2009 due to an increase of $4.1 million for embedded products and $3.0 million for non-embedded products. Also in fiscal 2010, we recorded a full year of net sales related to our acquisition of MobiApps compared to three months of net sales in fiscal 2009.
Latin America revenue increased by $1.6 million in fiscal 2011 compared to fiscal 2010 primarily due to non-embedded cellular products. Revenue for Latin America increased $1.2 million in fiscal 2010 compared to fiscal 2009 due to an increase of $0.8 million for embedded products and $0.4 million for non-embedded products.
Net Sales by Distribution Channel
The following table presents our revenue by distribution channel:

	Net Sales			% of Net Sales
($ in millions)	2011	2010	2009	2011	2010	2009
Direct / OEM channel	$73.3	$66.2	$78.5	35.9%	36.3%	47.3%
Distributors channel	130.9	116.3	87.4	64.1%	63.7%	52.7%

Total company	$204.2	$182.5	$165.9	100.0%	100.0%	100.0%

Net sales in the Direct/OEM channel increased $7.1 million, or 10.8% compared to net sales in fiscal 2010. During fiscal 2011, net sales in the Distributors channel increased by $14.6 million, or 12.4% compared to net sales in fiscal 2010. Increased customer sales in our targeted vertical markets contributed to the increase in both the Distributors channel and the Direct/OEM channel. International sales growth also contributed to the increase in Distributors channel sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
During fiscal 2010, net sales in the Distributors channel increased by $28.9 million, or 33% compared to net sales in fiscal 2009. Net sales in fiscal 2010 in the Direct / OEM channel decreased by $12.3 million, or 15.7% compared to the prior fiscal year. The increase in net sales in the Distributors channel compared to the Direct / OEM channel primarily is due to fulfillment of customer orders for wireless products.
Our distribution channel strategy is evolving to support the vertical markets on which we’re focused as well as to support distribution of our wireless products.
GROSS PROFIT
2011 Compared to 2010
Gross profit was $106.6 million and $92.2 million in fiscal 2011 and 2010, respectively, an increase of $14.4 million, or 15.6%. The gross margin for fiscal 2011 was 52.2% compared to 50.5% in fiscal 2010. Gross margin increased 1.7 percentage points primarily due to product cost reduction initiatives that allowed us to reduce the cost of our products and increase gross profit through purchasing and manufacturing efficiencies during the fiscal year. Favorable customer and product mix, as well as a decrease in the amortization of purchased and core technology as certain intangibles were fully amortized, also contributed to the increase in gross profit during fiscal 2011. Amortization of purchased and core technology was $2.9 million or 1.4% of net sales in fiscal 2011 as compared to $4.1 million or 2.2% of net sales in fiscal 2010.
2010 compared to 2009
Gross profit was $92.2 million and $81.3 million in fiscal 2010 and 2009, respectively, an increase of $10.9 million, or 13.5%. The gross margin for fiscal 2010 was 50.5% compared to 49.0% in fiscal 2009. Gross margin increased 2.1 percentage points primarily due to a reduction of costs as a result of the business restructuring in fiscal 2009 and other cost reduction initiatives and also increased 0.3 percentage points related to a reduction in amortization of purchased and core technology as some technology is fully amortized. This was partially offset by a 0.9 percentage points decrease in gross margin due to unfavorable product mix primarily related to cellular and certain embedded products. Amortization of purchased and core technology was $4.1 million or 2.2% of net sales in fiscal 2010 as compared to $4.2 million or 2.5% of net sales in fiscal 2009.
OPERATING EXPENSES
2011 Compared to 2010
Operating expenses were $89.6 million in fiscal 2011, an increase of $7.3 million or 8.9%, compared to $82.3 million in fiscal 2010 mostly due to increased compensation-related expenses of $5.9 million, including salaries and incentive compensation, as we fully reinstated our non-sales incentive program for fiscal 2011 and increased headcount by 43 employees, primarily in sales, marketing and research and development. We also invested in our iDigi® platform during fiscal 2011 as we worked to evolve our business to include cloud-based solutions.
Sales and marketing expenses were $39.6 million in fiscal 2011, an increase of $2.6 million or 6.9%, compared to $37.0 million in fiscal 2010. Sales and marketing expenses increased by $2.0 million for compensation- related expenses due to increased headcount and full reinstatement of our non-sales incentive program and $0.6 million for outside services, travel and entertainment and miscellaneous other sales and marketing expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
Research and development expenses were $31.6 million in fiscal 2011, an increase of $3.8 million or 13.7%, compared to $27.8 million in fiscal 2010. Research and development expenses increased by $2.6 million for compensation-related expenses due to increased headcount and full reinstatement of our non-sales incentive program, $0.8 million for other research and development expenses mostly related to the investment in our iDigi® cloud-based platform and $0.4 million for professional services and contract labor.
General and administrative expenses were $18.2 million in fiscal 2011, an increase of $0.3 million or 1.8%, compared to $17.9 million in fiscal 2010. The increase in general and administrative expenses was due to increases of $1.3 million for compensation-related expenses mostly related to a full reinstatement of our non-sales incentive program and $0.2 million related to a litigation settlement discussed in Notes 16 and 18 to our consolidated financial statements. This partially was offset by a reduction of $1.2 million in professional fees related to internal investigation and remediation actions we took related to the U.S. Foreign Corrupt Practices Act incurred in fiscal 2010.
2010 Compared to 2009
Operating expenses were $82.3 million in fiscal 2010, an increase of $4.1 million or 5.2%, compared to $78.2 million in fiscal 2009. Compensation-related expenses, including salaries, incentive compensation, commissions and stock-based compensation increased $1.8 million as we fully restored the sales commission program and partially reinstated our non-sales incentive compensation program for fiscal 2010. We also incurred professional fees of $1.4 million related to the internal investigation and remediation actions we took related to the U.S. Foreign Corrupt Practices Act as well as incremental ongoing expenses related to the fiscal 2009 MobiApps acquisition of $1.6 million.
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
General and administrative expenses were $17.9 million in fiscal 2010, an increase of $3.4 million or 22.9%, compared to $14.5 million in fiscal 2009. General and administrative expenses increased by $2.0 million due to increased professional fees which includes $1.4 million of investigation and remediation fees. In addition, the incremental expenses for MobiApps increased general and administrative expenses by $0.5 million, compensation-related expenses increased by $0.3 million and other miscellaneous general and administrative expenses increased by $0.6 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESTRUCTURING
2011 Restructuring
On July 21, 2011, we announced a restructuring of our manufacturing operations in Breisach, Germany. The restructuring reduced our manufacturing footprint by consolidating prototype and production functions and centralizing outsourced production control in our Eden Prairie, Minnesota production facility. The consolidation was driven by our strategy of driving efficiency improvements and enhancing customer service globally through more centralized operations. We will continue to maintain sales and research and development activities at the leased facility in Breisach, Germany. As a result of these initiatives, we expect the total charge to be $0.6 million on a pre-tax basis, which consists of $0.5 million for employee termination costs for 25 employees and $0.1 million for asset write-downs. We recorded a charge of $0.2 million in the fourth quarter of fiscal 2011, and expect to record charges of $0.3 million in the first quarter of fiscal 2012 and $0.1 million in the second quarter of fiscal 2012. The payments are expected to be completed in the second quarter of fiscal 2012. We expect to cease manufacturing in Breisach by the end of December 2011 and the majority of the manufacturing positions will be vacated by the end of December 2011.
2009 Restructuring
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
During fiscal 2010, we recorded an additional $0.1 million for an additional six months of continued medical benefits as a result of new healthcare legislation passed in December 2009 related to the aforementioned restructuring. Also during fiscal 2010 we reversed $0.5 million of the restructuring accrual since costs associated with continued medical benefits and relocation were lower than expected. During fiscal 2011, we paid a small amount of employee termination costs and reversed the remaining restructuring accrual.
OTHER (EXPENSE) INCOME, NET
2011 Compared to 2010
Other (expense) income, net was $0.5 million of expense in fiscal 2011, a decrease of $1.1 million compared to $0.6 million of income in fiscal 2010. The majority of this was due to $0.7 million of foreign currency net transaction losses in fiscal 2011 compared to foreign currency net transaction gains of $0.3 million in fiscal 2010. We realized interest income on marketable securities and cash and cash equivalents of $0.3 million in fiscal 2011 compared to $0.4 million in fiscal 2010. Our average investment balance increased from $69.0 million in fiscal 2010 to $85.9 million in fiscal 2011, but our interest income was less than in the prior fiscal year since we earned an average interest rate of 0.3% in fiscal 2011 compared to 0.5% in fiscal 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER (EXPENSE) INCOME, NET (CONTINUED)
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
INCOME TAXES
Our effective income tax rate was 33.3%, 15.0% and 4.6% for fiscal years 2011, 2010 and 2009, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
During fiscal 2011, we recorded a tax benefit of $0.7 million primarily related to the release of income tax reserves due to the expiration of the statutes of limitations from various jurisdictions, primarily foreign. The enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided for the extension of the research and development tax credit that allowed us to record a benefit for tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. The aforementioned income tax benefits resulting from the reversal of income tax reserves and other discrete tax benefits reduced our effective tax rate by 4 percentage points in fiscal 2011.
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
SUBSEQUENT EVENT
On October 26, 2011, we announced that the flooding in Thailand has impacted the operations of our contract manufacturer located near Bangkok, Thailand. The main manufacturing facility is currently closed, although efforts are underway to restore operations at the contract manufacturer’s back-up facility, which has not currently been impacted by flooding and is also located in Bangkok. In addition, we are working on reallocating production normally done in Thailand to our U.S. manufacturing facility, as well as other contract manufacturers we currently use. We presently anticipate that the Thailand flooding and the resulting impact on our subcontract manufacturer in Thailand will decrease revenue in a range of approximately $2 million to $6 million for the first fiscal quarter of 2012, and gross margin will decrease by approximately two percentage points in the first fiscal quarter of 2012. We expect that the impact of the Thailand flooding for the full fiscal year 2012 will have a minimal impact on revenue, and the impact to gross margin will be approximately one percentage point. We expect that earnings per diluted share for fiscal 2012 will be reduced by approximately $0.07 due to the revenue and gross margin impact previously described.
INFLATION
Management believes that during fiscal years 2011, 2010 and 2009, inflation has not had a material effect on our operations or on our consolidated financial position.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We held cash, cash equivalents and short-term marketable securities of $106.2 million, $87.6 million and $70.7 million at September 30, 2011, 2010 and 2009, respectively. Our working capital was $142.7 million, $122.1 million and $106.1 million at September 30, 2011, 2010 and 2009, respectively. Absent a disruption in our business, we expect our working capital to continue to increase.
Consolidated Statement of Cash Flow Highlights (in thousands)

	Year ended September 30,
	2011	2010	2009
Operating activities	$21,839	$16,095	$15,686
Investing activities	(22,399)	(15,167)	25,286
Financing activities	4,639	2,604	(5,427)
Effect of exchange rate changes on cash and cash equivalents	(338)	(1,023)	(1,287)

Net increase in cash and cash equivalents	$3,741	$2,509	$34,258

Net cash provided by operating activities was $21.8 million during fiscal 2011 compared to $16.1 million in fiscal 2010, a net increase of $5.7 million. This net increase was due to an increase in net income of $2.1 million, deferred income taxes of $2.4 million, inventory obsolescence of $1.1 million, net increases in working capital of $1.0 million and other non-cash items of $0.4 million. This was offset by net decreases in amortization expense of $1.3 million. Changes in working capital increased cash flows by $1.0 million due to a $3.8 million increase in accounts receivable as the increase in accounts receivable in fiscal 2011 was less than the increase in fiscal 2010 and a $1.5 million increase in inventories as inventories have declined in fiscal 2011. This was offset by a $2.7 million net decrease in accounts payable and $1.6 million in other assets and accrued expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Net cash provided by operating activities was $16.1 million during fiscal 2010 compared to $15.7 million during fiscal 2009, a net increase of $0.4 million. This net increase is due to an increase in net income of $4.9 million and a net increase of $0.2 million of other non-cash items, offset by a decrease of $1.0 million for changes in deferred income tax benefits and a $3.7 million decrease due to changes in working capital. Changes in working capital decreased cash flows by $3.7 million primarily due to an $11.9 million decrease in accounts receivable as the receivables balance increased due to higher revenue in September 2010 than in September 2009. Inventory levels were approximately the same at September 30, 2010 and 2009, however inventories decreased $3.6 million at September 30, 2009 compared to 2008. This was offset by a net increase of $6.0 million related to changes in accounts payable and a net increase of $5.8 million related to changes in other assets and accrued expenses.
Net cash used in investing activities was $22.4 million in fiscal 2011 as compared to $15.2 million in fiscal 2010, a net increase of $7.2 million. We used an additional $7.4 million of cash for net purchases of marketable securities in fiscal 2011 compared to fiscal 2010, offset by $0.2 million fewer capital expenditures in fiscal 2011 as compared to fiscal 2010.
Net cash used by investing activities was $15.2 million in fiscal 2010 as compared to net cash provided by investing activities of $25.3 million during fiscal 2009, a net decrease of $40.5 million. Net purchases of marketable securities in fiscal 2010 offset by net settlements of marketable securities in fiscal 2009 resulted in a net decrease of $41.3 million. We used cash of $3.0 million for a deferred payment related to the Spectrum acquisition in fiscal 2010. In fiscal 2009 we spent $3.0 million related to the acquisition of the assets of MobiApps and reduced our capital expenditures by $0.8 million.
Net cash provided by financing activities was $4.6 million in fiscal 2011 as compared to $2.6 million in fiscal 2010, an increase of $2.0 million, resulting from additional exercises of stock options and employee stock purchase plan transactions.
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
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.
The following summarizes our contractual obligations at September 30, 2012:

	Payments due by fiscal period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years	Thereafter

Operating leases	$7,563	$2,759	$3,209	$1,453	$142

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.6 million as of September 30, 2011. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities.
The above table also does not include our obligation for royalties under a license agreement that we entered into September 30, 2011 as a result of the patent litigation settlement with MOSAID Technologies Incorporated. The royalties are calculated based on future sales of licensed products identified in the settlement agreement and we cannot make reliable estimates of the amount of cash payments.
FOREIGN CURRENCY
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen and Indian Rupees and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2011, we had approximately $85.5 million of net sales related to foreign customers including export sales, of which $28.8 million was denominated in foreign currency, predominantly the Euro and British Pound. During both 2010 and 2009, we had approximately $75.2 million of net sales to foreign customers including export sales, of which $27.6 million and $33.4 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds.
RECENT ACCOUNTING DEVELOPMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We have elected to early adopt this update to be effective for our fiscal year beginning October 1, 2011 and we do not expect that the adoption of this update will have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. Rather it requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2012. The adoption of this guidance will have no effect on our consolidated financial position or results of operations, as it will only impact how certain information related to other comprehensive income is presented in our consolidated financial statements.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
We believe the following critical accounting policies impact our more significant judgments and estimates used in the preparation of our consolidated financial statements.
REVENUE RECOGNITION
Our revenues are derived primarily from the sale of embedded and non-embedded products to our distributors and Direct (end-user) / OEM customers, and to a small extent from the sale of professional and engineering services, fees associated with technical support, training, software licenses and royalties. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations other than warranty.
Under these criteria, product revenue is generally is recognized upon shipment of product to customers, including Direct (end-user)/OEM and distributors. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.3 million at September 30, 2011 and $1.1 million at September 30, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Our non-product revenue represented 4.5%, 3.3% and 3.0% of net sales in fiscal 2011, 2010 and 2009, respectively. The majority of the non-product revenue was from professional and engineering services and represented 4.2%, 2.9% and 2.7% of net sales in fiscal 2011, 2010 and 2009, respectively. We also had revenue from cloud-based services, post-contract customer support, fees associated with technical support, training, royalties and the sale of software licenses. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for professional and engineering services and training is recognized upon performance. Revenue from software licenses is recognized when earned. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its vendor specific objective evidence, such as the sales price for the product or service when it is sold separately. Revenue from cloud-based services is earned in two ways: a) web-based management fees are considered to be earned on a monthly basis consistent with a monthly contractual commitment, and b) transaction fees that are billed to the customer at the larger of the minimum price or the number of transactions times the stated fee and are considered earned as the transactions occur.
CASH EQUIVALENTS AND MARKETABLE SECURITIES
We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider several factors. These factors include: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these securities has occurred and is other-than-temporary, we would record a charge to other income (expense).
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.3 million at September 30, 2011 and $0.5 million at September 30, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)
INVENTORIES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase in value after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for the net realizable value of inventories.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. At June 30, 2011, our market capitalization exceeded the carrying value of our reporting unit by 28.6%; therefore, there was no indication of goodwill impairment. There were no triggering events to indicate goodwill impairment at September 30, 2011.
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
We have unrecognized tax benefits of $2.6 million classified as a long-term liability as we do not expect significant payments to occur over the next 12 months. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is $2.0 million. We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from one to five years from the date of receipt. We have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $0.9 million at both September 30, 2011 and September 30, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge against interest rate risk.
FOREIGN CURRENCY RISK
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Indian Rupees and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy, although we employ natural hedging of assets and liabilities denominated in foreign currencies to reduce our foreign currency risk.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Twelve months ended September 30,		% increase
	2011	2010	(decrease)
Euro	1.3955	1.3574	2.8%
British Pound	1.6064	1.5596	3.0%
Japanese Yen	0.0123	0.0112	10.5%
Indian Rupee	0.0221	0.0217	1.8%
A 10.0% change from the 2011 average exchange rate for the Euro, British Pound, Yen and Rupee to the U.S. Dollar would have resulted in a 1.4% increase or decrease in annual net sales and a 2.0% increase or decrease in stockholders’ equity. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rate.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, commercial paper, money market funds, corporate bonds and government municipal bonds. We may have some credit exposure related to the fair value of our securities, which could change based on changes in market conditions. If market conditions deteriorate or, if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio. We also may have credit exposure should there be further market disruptions resulting from U.S. Federal Government credit downgrades.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Digi International Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 23, 2011

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per common share data)

	Fiscal years ended September 30,
	2011	2010	2009
Net sales	$204,160	$182,548	$165,928
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	94,702	86,266	80,470
Amortization of purchased and core technology	2,870	4,073	4,193

Gross profit	106,588	92,209	81,265

Operating expenses:
Sales and marketing	39,549	37,010	35,304
Research and development	31,642	27,825	26,381
General and administrative	18,206	17,889	14,557
Restructuring	154	(468)	1,953

Total operating expenses	89,551	82,256	78,195

Operating income	17,037	9,953	3,070

Other (expense) income, net:
Interest income	251	355	1,406
Interest expense	(86)	(138)	(257)
Other (expense) income	(687)	349	63

Total other (expense) income, net	(522)	566	1,212

Income before income taxes	16,515	10,519	4,282
Income tax provision	5,496	1,578	199

Net income	$11,019	$8,941	$4,083

Net income per common share:
Basic	$0.44	$0.36	$0.16

Diluted	$0.43	$0.36	$0.16

Weighted average common shares, basic	25,312	24,865	24,901

Weighted average common shares, diluted	25,819	25,154	25,183

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$54,684	$50,943
Marketable securities	51,524	36,634
Accounts receivable, net	26,433	24,090
Inventories	23,986	26,550
Deferred tax assets	2,610	3,344
Other	2,997	2,141

Total current assets	162,234	143,702

Marketable securities, long-term	1,603	—
Property, equipment and improvements, net	15,370	16,396
Identifiable intangible assets, net	14,360	19,851
Goodwill	86,012	86,210
Deferred tax assets	3,771	320
Other	545	486

Total assets	$283,895	$266,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,492	$7,449
Accrued compensation	7,758	5,850
Deferred payment on acquisition	—	2,914
Other	5,236	5,384

Total current liabilities	19,486	21,597

Income taxes payable	2,620	2,838
Deferred tax liabilities	813	1,457
Other noncurrent liabilities	260	517

Total liabilities	23,179	26,409

Commitments and contingencies (see Notes 15 & 16)

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,100,577 and 28,666,311 shares issued	291	287
Additional paid-in capital	194,580	185,427
Retained earnings	102,668	91,649
Accumulated other comprehensive loss	(10,457)	(9,589)
Treasury stock, at cost, 3,471,930 and 3,584,215 shares	(26,366)	(27,218)

Total stockholders’ equity	260,716	240,556

Total liabilities and stockholders’ equity	$283,895	$266,965

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the fiscal years ended September 30,
	2011	2010	2009
Operating activities:
Net income	$11,019	$8,941	$4,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,006	2,649	2,581
Amortization of identifiable intangible assets	6,171	7,484	7,476
Bad debt/product return provision (benefit), net	90	175	(265)
Inventory obsolescence	1,935	848	881
Stock-based compensation	3,444	3,371	3,518
Excess tax benefits from stock-based compensation	(796)	(47)	(80)
Deferred income taxes, net	(1,205)	(3,656)	(2,714)
Restructuring	154	(468)	—
Other	263	27	(230)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(2,756)	(6,525)	5,384
Inventories	623	(891)	2,695
Other assets	(602)	749	193
Income taxes receivable	(432)	(1,235)	(1,090)
Accounts payable	(1,227)	1,486	(4,561)
Accrued expenses	2,152	3,187	(2,185)

Net cash provided by operating activities	$21,839	$16,095	$15,686

Investing activities:
Purchase of marketable securities	(61,506)	(38,538)	(30,489)
Proceeds from maturities of marketable securities	44,843	29,335	62,624
Acquisition of businesses, net of cash acquired, including deferred payments	(3,000)	(3,000)	(2,986)
Proceeds from sale of property and equipment	—	11	10
Purchase of property, equipment, improvements and certain other intangible assets	(2,736)	(2,975)	(3,873)

Net cash (used in) provided by investing activities	(22,399)	(15,167)	25,286

Financing activities:
Payments on capital lease obligations	—	(9)	(336)
Purchase of treasury stock	—	—	(6,576)
Excess tax benefits from stock-based compensation	796	47	80
Proceeds from stock option plan transactions	2,853	1,672	423
Proceeds from employee stock purchase plan transactions	990	894	982

Net cash provided by (used in) financing activities	4,639	2,604	(5,427)

Effect of exchange rates changes on cash and cash equivalents	(338)	(1,023)	(1,287)

Net increase in cash and cash equivalents	3,741	2,509	34,258
Cash and cash equivalents, beginning of period	50,943	48,434	14,176

Cash and cash equivalents, end of period	$54,684	$50,943	$48,434

Supplemental Cash Flow Information:
Interest paid	$86	$159	$54
Income taxes paid, net	$7,065	$6,479	$3,944
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)
DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
For the years ended September 30, 2011, 2010 and 2009

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Income (Loss)	Equity
Balances, September 30, 2008	28,336	$283	2,960	$(22,691)	$177,614	$78,625	$(1,897)	$231,934

Net income						4,083		4,083
Foreign currency translation adjustment							(4,622)	(4,622)
Net unrealized (loss) gain on investments (net of related tax effect of $2)							(4)	(4)
Reclassification of gain into net income (net of related tax effect of $3)							(4)	(4)

Total comprehensive loss								(547)

Employee stock purchase issuances			(145)	1,106	(124)			982
Purchase of treasury stock			893	(6,576)				(6,576)
Issuance of stock upon exercise of stock options	73	1			422			423
Tax benefit realized upon exercise of stock options					(148)			(148)
Stock-based compensation expense					3,518			3,518

Balances, September 30, 2009	28,409	$284	3,708	$(28,161)	$181,282	$82,708	$(6,527)	$229,586

Net income						8,941		8,941
Foreign currency translation adjustment							(3,074)	(3,074)
Net unrealized (loss) gain on investments (net of related tax effect of ($22))							34	34
Reclassification of gain into net income (net of related tax effect of $14)							(22)	(22)

Total comprehensive income								5,879

Employee stock purchase issuances			(124)	943	(49)			894
Issuance of stock upon exercise of stock options	257	3			1,669			1,672
Tax benefit realized upon exercise of stock options					(846)			(846)
Stock-based compensation expense					3,371			3,371

Balances, September 30, 2010	28,666	$287	3,584	$(27,218)	$185,427	$91,649	$(9,589)	$240,556

Net income						11,019		11,019
Foreign currency translation adjustment							(770)	(770)
Net unrealized (loss) gain on investments (net of related tax effect of $66)							(104)	(104)
Reclassification of loss into net income (net of related tax effect of ($4))							6	6

Total comprehensive income								10,151

Employee stock purchase issuances			(112)	852	138			990
Issuance of stock upon exercise of stock options	435	4			2,849			2,853
Tax benefit realized upon exercise of stock options					2,722			2,722
Stock-based compensation expense					3,444			3,444

Balances, September 30, 2011	29,101	$291	3,472	$(26,366)	$194,580	$102,668	$(10,457)	$260,716

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS DESCRIPTION
We are a leading provider of machine to machine (M2M) networking products and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. Our products are deployed by a wide range of businesses and institutions. We focus a significant amount of our development, sales and marketing efforts on four vertical markets that represent significant opportunities to expand our business: energy monitoring and management, fleet vehicle tracking, medical monitoring and reporting and storage tank monitoring and control.
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
MARKETABLE SECURITIES
Marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. All marketable securities are accounted for as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. We obtain quoted market prices and trading activity for each security, where available, review the financial solvency of each security issuer and obtain other relevant information to estimate the fair value for each security in our investment portfolio.
We regularly monitor and evaluate the value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider several factors. These factors include: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of a security has occurred and is other-than-temporary, we would record a charge to other income (expense).

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
PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over the estimated asset useful lives. Furniture and fixtures and other equipment are depreciated over a period of three to seven years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Equipment under capital lease is depreciated over the lesser of the lease term or its depreciable life.
Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.
IDENTIFIABLE INTANGIBLE ASSETS
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased in-process research and development costs (IPR&D) were previously expensed upon consummation of the related business acquisition. Effective October 1, 2009 in-process research and development costs are capitalized according to authoritative guidance issued by FASB related to business combinations. Since this new guidance was effective, we have not completed any acquisitions. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to thirteen years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expense as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment annually, at a minimum, or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. No impairments were identified during fiscal years 2011, 2010 or 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. At June 30, 2011, our market capitalization exceeded the carrying value of our reporting unit by 28.6%; therefore, there was no indication of goodwill impairment. There were no triggering events to indicate goodwill impairment at September 30, 2011.
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
The control premium used in our annual goodwill assessment at June 30, 2010 and our further evaluation of goodwill at September 30, 2010 was based on a control premium study that was performed in fiscal 2009, resulting in a range of control premium of 25 percent to 35 percent. We concluded that the high end of the range of control premiums best represented the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time. Based on our industry knowledge and discussions with an independent third party valuation firm in June 2010, we concluded that the control premium study performed in the previous year remained valid and the 35 percent control premium continued to apply to our fiscal 2010 annual goodwill assessment. In order to compute the above control premium, three methodologies were used, including (1) analyzing individual transactions within our industry, (2) analyzing industry-wide data, and (3) analyzing global transaction data. Individual transactions in the Communication Equipment and Computer & Peripherals industries were used to find transactions of target companies that operated in similar markets and shared similar operating characteristics with Digi. Transaction screening criteria included selection of transactions with the following characteristics:
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
Revenue recognized for product sales was 95.5%, 96.7% and 97.0% in fiscal 2011, 2010 and 2009, respectively. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers, including Direct (end-user) / OEMs and distributors. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded.
Our non-product revenue represented 4.5%, 3.3% and 3.0% of net sales in fiscal 2011, 2010 and 2009, respectively. The majority of the non-product revenue was from professional and engineering services and represented 4.2%, 2.9% and 2.7% of net sales in fiscal 2011, 2010 and 2009, respectively. We also had revenue from cloud-based services, post-contract customer support, fees associated with technical support, training, royalties and the sale of software licenses. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for professional and engineering services and training is recognized upon performance. Revenue from software licenses is recognized when earned. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its vendor specific objective evidence, such as the sales price for the product or service when it is sold separately. Revenue from cloud-based services is earned in two ways: a) web-based management fees are considered to be earned on a monthly basis consistent with a monthly contractual commitment, and b) transaction fees that are billed to the customer at the larger of the minimum price or the number of transactions times the stated fee and are considered earned as the transactions occur.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

Years ended September 30,	2011	2010	2009
Numerator:
Net income	$11,019	$8,941	$4,083

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,312	24,865	24,901

Effect of dilutive securities:
Employee stock options and employee stock purchase plan	507	289	282

Denominator for diluted net income per common share — adjusted weighted average shares	25,819	25,154	25,183

Basic net income per common share	$0.44	$0.36	$0.16

Diluted net income per common share	$0.43	$0.36	$0.16

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock options to purchase 1,831,713, 2,493,261 and 3,109,829 common shares at September 30, 2011, 2010 and 2009, respectively, were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares and, therefore, their effect would be antidilutive.
STOCK-BASED COMPENSATION
Stock-based compensation expense represents the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).
FOREIGN CURRENCY TRANSLATION
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except for our Singapore location which uses the U.S. Dollar as its local currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. Statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency are reflected in the statement of operations. Net transaction gains and losses are recorded to other income (expense) and amounted to expense of $0.7 million in fiscal 2011 and income of $0.3 million and $0.1 million for fiscal 2010 and 2009, respectively. We have not implemented a formal hedging strategy, although we employ natural hedging of assets and liabilities denominated in foreign currencies to reduce our foreign currency risk.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
RECENT ACCOUNTING DEVELOPMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We have elected to early adopt this update to be effective for our fiscal year beginning October 1, 2011 and we do not expect that the adoption of this update will have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. Rather it requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2012. The adoption of this guidance will have no effect on our consolidated financial position or results of operations, as it will only impact how certain information related to other comprehensive income is presented in our consolidated financial statements.
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
2. ACQUISITIONS
MobiApps Holdings Private Limited
On June 8, 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (“MobiApps”), a developer of machine-to-machine (“M2M”) communications technology focusing on satellite, cellular, and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and in the U.S. Pursuant to the terms of the asset purchase agreements, we acquired the U.S. assets located in Herndon, Virginia. In addition, we established Digi Wireless Singapore Pte. Ltd. and Digi m2m Solutions India Private Limited, which acquired the assets of MobiApps’ affiliate companies, located in Singapore and India, respectively. The acquisition was a cash transaction for $3.0 million. At September 30, 2010, it was determined that certain performance milestones were not achieved; therefore the contingent payment of $0.5 million was not payable.
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
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, net
Amortized identifiable intangible assets, net as of September 30, 2011 and 2010 are comprised of the following (in thousands):

	As of September 30, 2011			As of September 30, 2010
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
Purchased and core technology	$46,412	$(41,716)	$4,696	$46,484	$(38,917)	$7,567
License agreements	2,840	(2,610)	230	2,840	(2,537)	303
Patents and trademarks	10,341	(7,505)	2,836	9,753	(6,522)	3,231
Customer maintenance contracts	700	(674)	26	700	(604)	96
Customer relationships	17,437	(10,865)	6,572	17,481	(9,096)	8,385
Non-compete agreements	1,036	(1,036)	—	1,039	(770)	269

Total	$78,766	$(64,406)	$14,360	$78,297	$(58,446)	$19,851

Amortization expense for fiscal years 2011, 2010 and 2009 is as follows (in thousands):

Fiscal year	Total
2011	$6,171
2010	$7,484
2009	$7,476
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2012	$4,594
2013	$3,527
2014	$2,887
2015	$1,911
2016	$658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Goodwill
The changes in the carrying amount of goodwill for fiscal 2011 and 2010 are as follows (in thousands):

	2011	2010
Beginning balance, October 1	$86,210	$86,558
Currency translation adjustments	(198)	(348)

Ending balance, September 30	$86,012	$86,210

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have a single operating and reporting segment. Our revenues consist of products that are in non-embedded and embedded product categories. Non-embedded products are connected externally to a device or larger system to provide wired or wireless network connectivity or port expansion, while embedded products are used by a product developer to build an electronic device in which the product provides processing power, wired Ethernet, or wireless network connectivity to that device. The products included in the non-embedded product category include cellular products, wireless communication adapters, console and serial servers, USB connected products and serial cards. The products included in the embedded product category include modules, single-board computers, chips, software and development tools, design services and satellite communication products.
The following table provides revenue by product categories (in thousands):

	Year ended September 30,
	2011	2010	2009
Non-embedded	$108,435	$100,146	$91,262
Embedded	95,725	82,402	74,666

Total net sales	$204,160	$182,548	$165,928

The information in the following table provides revenue by the geographic location of the customer for the fiscal years ended September 30, 2011, 2010 and 2009 (in thousands):

	Year ended September 30,
	2011	2010	2009
North America	$118,654	$107,347	$90,708
Europe, Middle East & Africa	52,125	47,698	56,018
Asia countries	26,939	22,742	15,578
Latin America	6,442	4,761	3,624

Total net sales	$204,160	$182,548	$165,928

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Net property, equipment and improvements by geographic location are as follows (in thousands):

	As of September 30,
	2011	2010	2009
United States	$14,169	$15,015	$15,324
International, primarily Europe	1,201	1,381	1,354

Total net property, equipment and improvements	$15,370	$16,396	$16,678

Our U.S. export sales comprised 37.5%, 34.1% and 32.5% of net sales for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
We had one customer whose accounts receivable balance comprised 10.2% of total accounts receivable at September 30, 2009 for which multiple payments were in transit and received within three business days of September 30, 2009. No single customer exceeded 10% of accounts receivable or sales for any other period presented.
5. SELECTED BALANCE SHEET DATA

As of September 30, (in thousands)	2011	2010

Accounts receivable, net:
Accounts receivable	$26,772	$24,639
Less allowance for doubtful accounts	339	549

	$26,433	$24,090

Inventories:
Raw materials	$18,960	$21,678
Work in process	653	418
Finished goods	4,373	4,454

	$23,986	$26,550

Property, equipment and improvements, net:
Land	$1,800	$1,800
Buildings	10,522	10,522
Improvements	3,916	3,904
Equipment	13,753	12,625
Purchased software	11,801	11,157
Furniture and fixtures	3,035	2,886

	44,827	42,894
Less accumulated depreciation and amortization	29,457	26,498

	$15,370	$16,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds.
We analyze our available-for-sale marketable securities for impairment on an ongoing basis. We consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. We also consider whether an unrealized loss is a temporary loss or an other-than-temporary loss such as: (a) whether we have the intent to sell the security, (b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery, or (c) permanent impairment due to bankruptcy or insolvency.
In order to estimate the fair value for each security in our investment portfolio, where available, we obtain quoted market prices and trading activity for each security. We also review the financial solvency of each security issuer and obtain other relevant information from our investment advisor. As of September 30, 2011, 54 of our securities were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss.
Our marketable securities at September 30, 2011 were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$22,694	$18	$(144)	$22,568
Commercial paper	4,998	—	(3)	4,995
Certificates of deposit	8,775	—	(9)	8,766
Government municipal bonds	15,200	3	(8)	15,195

Current marketable securities	51,667	21	(164)	51,524
Non-current marketable securities:
Corporate bonds	1,613	—	(10)	1,603

Total marketable securities	$53,280	$21	$(174)	$53,127

(1)	Included in amortized cost and fair value is purchased and accrued interest of $478.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2011 was $43,755.
Our marketable securities at September 30, 2010 were comprised of the following (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$26,163	$7	$(9)	$26,161
Certificates of deposit	5,001	6	—	5,007
Government municipal bonds	5,463	5	(2)	5,466

Current marketable securities	$36,627	$18	$(11)	$36,634

(1)	Included in amortized cost and fair value is purchased and accrued interest of $451.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2010 was $18,909.

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
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2011 Using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$30,474	$30,474	$—	$—

Available-for-sale marketable securities:
Corporate bonds	24,171	—	24,171	—
Commercial paper	4,995	—	4,995	—
Certificates of deposit	8,766	—	8,766	—
Government municipal bonds	15,195	—	15,195	—

Total cash equivalents and marketable securities measured at fair value	$83,601	$30,474	$53,127	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. FAIR VALUE MEASUREMENTS (CONTINUED)

		Fair Value Measurements at September 30, 2010 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$29,416	$29,416	$—	$—

Available-for-sale marketable securities:
Corporate bonds	26,161	—	26,161	—
Certificates of deposit	5,007	—	5,007	—
Government municipal bonds	5,466	—	5,466	—

Total cash equivalents and marketable securities measured at fair value	$66,050	$29,416	$36,634	$—

Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the twelve months ended September 30, 2011.
We have no financial assets valued with Level 3 inputs as of September 30, 2011 nor have we purchased or sold any Level 3 financial assets during the twelve months ended September 30, 2011.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
8. PRODUCT WARRANTY OBLIGATION
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods range from one to five years from the date of receipt. We have the option to repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The following table summarizes the activity associated with the product warranty accrual for the years ended September 30, 2011, 2010 and 2009 (in thousands):

Fiscal	Balance at	Warranties	Settlements	Balance at
year	October 1,	issued	made	September 30,
2011	$877	$885	$(821)	$941
2010	$970	$738	$(831)	$877
2009	$1,214	$612	$(856)	$970
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. RESTRUCTURING
2011 Restructuring
On July 21, 2011, we announced a restructuring of our manufacturing operations in Breisach, Germany. The restructuring reduced our manufacturing footprint by consolidating prototype and production functions and centralizing outsourced production control in our Eden Prairie, Minnesota production facility. The consolidation was driven by our strategy of driving efficiency improvements and enhancing customer service globally through more centralized operations. We will continue to maintain sales and research and development activities at the leased facility in Breisach, Germany. As a result of these initiatives, we expect the total charge to be $0.6 million on a pre-tax basis, which consists of $0.5 million for employee termination costs for 25 employees and $0.1 million for asset write-downs. We recorded a charge of $0.2 million in the fourth quarter of fiscal 2011, and expect to record charges of $0.3 million in the first quarter of fiscal 2012 and $0.1 million in the second quarter of fiscal 2012. The payments are expected to be completed in the second quarter of fiscal 2012. We expect to cease manufacturing in Breisach by the end of December 2011 and the majority of the manufacturing positions will be vacated by the end of December 2011.
A summary of the restructuring charges and other activity within the restructuring accrual is listed below (in thousands):

	Employee
	Termination Costs	Other	Total
Restructuring charge	$148	$76	$224
Foreign currency fluctutation	(3)	(1)	(4)

Balance at September 30, 2011	$145	$75	$220

2009 Restructuring
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. RESTRUCTURING (RESTRUCTURING)
A summary of the restructuring charges and other activity within the restructuring accrual is listed below (in thousands):

	Employee
	Termination Costs	Other	Total
Balance at September 30, 2008	$—	$—	$—
Restructuring charge	1,766	187	1,953
Payments	(1,146)	(86)	(1,232)

Balance at September 30, 2009	$620	$101	$721
Restructuring charge	75	—	75
Payments	(244)	(11)	(255)
Reversal	(438)	(30)	(468)

Balance at September 30, 2010	$13	$60	$73

Payments	(3)	—	(3)
Reversal	(10)	(60)	(70)

Balance at September 30, 2011	$—	$—	$—

During fiscal 2010, we recorded an additional $0.1 million for an additional six months of continued medical benefits as a result of new healthcare legislation passed in December 2009 related to the aforementioned restructuring. Also during fiscal 2010 we reversed $0.5 million of the restructuring accrual since costs associated with continued medical benefits and relocation were lower than expected. During fiscal 2011, we paid a small amount of employee termination costs and reversed the remaining restructuring accrual.
10. INCOME TAXES
The components of income before income taxes are as follows (in thousands):

	For the years ended September 30,
	2011	2010	2009
United States	$10,173	$7,080	$1,582
International	6,342	3,439	2,700

	$16,515	$10,519	$4,282

The components of the income tax provision are as follows (in thousands):

	For the years ended September 30,
	2011	2010	2009
Current:
Federal	$3,880	$3,072	$1,160
State	342	327	292
Foreign	2,479	1,835	1,461
Deferred:
U.S.	(776)	(3,052)	(1,829)
Foreign	(429)	(604)	(885)

	$5,496	$1,578	$199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES (CONTINUED)
The net deferred tax asset at September 30 consists of the following (in thousands):

	2011	2010
Current deferred tax assets	$2,610	$3,344
Non-current deferred tax asset	3,771	320
Current deferred tax liability	(137)	(82)
Non-current deferred tax liability	(813)	(1,457)

Net deferred tax asset	$5,431	$2,125

	2011	2010

Uncollectible accounts and other reserves	$1,454	$2,387
Depreciation and amortization	183	654
Inventories	913	856
Compensation costs	6,106	3,323
Tax credit carryforwards	417	297
Identifiable intangible assets	(3,642)	(5,392)

Net deferred tax asset	$5,431	$2,125

As of September 30, 2011, we have tax credit carryforwards in a foreign jurisdiction of $0.2 million, the majority of which will expire in 2015.
We have concluded that it is more likely than not that our deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, a valuation allowance may be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined. Our valuation allowance as of September 30, 2011 and 2010 was $0.4 million and $0.1 million, respectively. During the fourth quarter of fiscal 2011, we recorded an additional valuation allowance of $0.3 million for our India and Singapore subsidiaries’ net operating losses, based on a lack of historical earnings and an uncertainty about future taxable income.
The reconciliation of the statutory federal income tax rate to our effective income tax rate for the years ended September 30 is as follows:

	2011	2010	2009
Statutory income tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	0.9	1.1	1.8
Utilization of tax credits	(1.7)	(0.9)	(15.6)
Manufacturing deduction	(3.1)	(2.9)	(2.9)
Foreign tax rate differential	0.4	(0.2)	(3.0)
Research and development credit related to prior years	(0.3)	—	(13.3)
Adjustment of tax contingency reserves	(1.1)	(18.9)	2.7
Foreign true-up to return	(0.1)	(0.3)	(6.0)
Domestic true-up to return	1.0	0.2	2.4
Non-deductible stock-based compensation	0.6	0.9	3.3
Valuation reserve	1.7	0.7	1.0
Other, net	—	0.3	0.2

	33.3%	15.0%	4.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES (CONTINUED)
All of our unrecognized tax benefits are classified as a long-term liability as we do not expect significant payments or receipts to occur over the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended September 30,
	2011	2010	2009
Unrecognized tax benefits at beginning of fiscal year	$2,265	$4,146	$3,652
Increases related to:
Prior year income tax positions	32	36	200
Current year income tax positions	392	195	838
Decreases related to:
Settlements	—	(1,740)	(94)
Expiration of the statute of limitations	(628)	(372)	(450)

Unrecognized tax benefits at end of fiscal year	$2,061	$2,265	$4,146

The total amount of unrecognized tax benefits that if recognized would affect the effective tax rate is $2.0 million.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal years 2011 and 2010 we recorded an immaterial benefit and in fiscal year 2009 we recorded an immaterial expense for interest and penalties related to income tax matters in the provision for income taxes. As of both September 30, 2011 and 2010 we have accrued interest and penalties related to unrecognized tax benefits of $0.6 million included in long-term income taxes payable on our consolidated balance sheet.
We estimate that it is reasonably possible that the total amounts of unrecognized tax benefits will significantly decrease over the next 12 months due to the lapse of the applicable foreign statute of limitations. We estimate the range of this change to be between $0.2 million and $0.4 million in taxes, penalties and interest.
During fiscal 2011, we recorded a tax benefit of $0.7 million primarily related to the release of income tax reserves due to the expiration of the statutes of limitations from various jurisdictions, primarily foreign. The enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided for the extension of the research and development tax credit that allowed us to record a benefit for tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. The aforementioned income tax benefits resulting from the reversal of income tax reserves and other discrete tax benefits reduced our effective tax rate by 4 percentage points in fiscal 2011.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. INCOME TAXES (CONTINUED)
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
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated financial position and results of operations. We are no longer subject to income tax examination for taxable years prior to fiscal 2009 and 2007 in the case of U.S. federal and non-U.S. income tax authorities, respectively, and for tax years generally before fiscal 2007, in the case of state taxing authorities, consisting primarily of Minnesota and California.
At September 30, 2011, we have approximately $11.9 million of accumulated undistributed earnings of controlled foreign subsidiaries that are considered to be reinvested indefinitely as of such date pursuant to authoritative guidance issued by FASB related to undistributed earnings of subsidiaries and corporate joint ventures. Accordingly, no deferred tax has been provided on such earnings. If the applicable earnings were remitted to us, the earnings would be taxed at the U.S. federal tax rate.
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
The Stock Option Plan and the Non-Officer Plan include non-statutory stock options (NSOs) and the Stock Option Plan also includes incentive stock options (ISOs) to employees and others who provide services to us, including consultants, advisers and directors. Options granted under these plans generally vest over a four year service period and will expire if unexercised after ten years from the date of grant. Share awards vest upon continued employment. The exercise price for ISOs and non-employee director options granted under the Stock Option Plan was set at the fair market value of our common stock based on the closing price on the date of grant. The exercise price for NSOs granted under the Stock Option Plan or the Non-Officer Plan was set by the Compensation Committee of the Board of Directors and was set to the exercise price based on the closing price on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. STOCK-BASED COMPENSATION (CONTINUED)
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
We recorded cash received from the exercise of stock options of $2.9 million, $1.7 million and $0.4 million during fiscal years 2011, 2010 and 2009, respectively. The excess tax benefits from stock-based compensation were $0.8 million during fiscal 2011 and immaterial during fiscal years 2010 and 2009. Upon exercise, we issue new shares of stock. The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal years 2011, 2010 or 2009.
Also, we sponsor an Employee Stock Purchase Plan as amended and restated as of December 4, 2009 and November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 25, 2010 at the Annual Meeting of Stockholders to increase the number of shares reserved for future purchases to the Purchase Plan by 250,000 shares bringing the total number of shares to 2,000,000 shares of our Common Stock that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.0 million in the fiscal year ending 2011, $0.9 million in fiscal 2010 and $1.0 million in the fiscal year ended 2009. Pursuant to the Purchase Plan, 112,285, 124,087, and 145,316 common shares were issued to employees during the fiscal years ended 2011, 2010 and 2009, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2011, 315,157 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Year ended September 30,
	2011	2010	2009
Cost of sales	$136	$149	$152
Sales and marketing	1,156	1,185	1,269
Research and development	771	739	833
General and administrative	1,381	1,298	1,264

Stock-based compensation before income taxes	3,444	3,371	3,518
Income tax benefit	(1,143)	(1,121)	(1,141)

Stock-based compensation after income taxes	$2,301	$2,250	$2,377

Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. STOCK-BASED COMPENSATION (CONTINUED)
A summary of options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

				Weighted
	Options		Weighted	Average	Aggregate
	Available	Options	Average	Contractual Term	Intrinsic
	for Grant	Outstanding	Exercise Price	(in years)	Value (1)

Balance at September 30, 2010	3,537	4,628	$10.34

Granted	(1,196)	1,196	10.21
Exercised	—	(434)	6.57
Cancelled	176	(207)	8.59

Balance at September 30, 2011	2,517	5,183	$10.70	6.4	$6,854

Exercisable at September 30, 2011		3,367	$11.28	5.2	$3,923

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $11.00 as of September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2011, 2010 and 2009 was $2.4 million, $0.6 million and $0.2 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	2011	2010	2009
Fair value of options granted (in thousands)	$4,948	$3,445	$2,667
Weighted average per option grant date fair value	$4.14	$3.39	$3.27
Assumptions used for option grants:
Risk free interest rate	1.58% – 2.14%	1.86% – 2.4%	1.57% – 2.41%
Expected term	5.25 years	4.5 – 5 years	4.5 – 5 years
Expected volatility	41% – 44%	43% – 45%	41% – 45%
Weighted average volatility	43%	44%	42%
Expected dividend yield	0	0	0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
11. STOCK-BASED COMPENSATION (CONTINUED)
A summary of our non-vested options as of September 30, 2011 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

		Weighted Average
		Grant Date
	Number of	Fair Value per
	Options	Common Share
Nonvested at September 30, 2010	1,421	$3.42

Granted	1,196	$4.14
Vested	(761)	$4.90
Forfeited	(41)	$3.84

Nonvested at September 30, 2011	1,815	$3.27

We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2011 was 2.0%. As of September 30, 2011 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $5.8 million and the related weighted average period over which it is expected to be recognized is approximately 2.8 years.
At September 30, 2011, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted	Number of	Weighted
Range of	Options	Contractual Life	Average	Shares	Average
Exercise Prices	Outstanding	( In Years)	Exercise Price	Vested	Exercise Price
$2.19 – $8.00	276	3.76	$6.03	273	$6.02
$8.01 – $9.00	1,317	7.67	$8.22	744	$8.26
$9.01 – $10.00	1,278	8.00	$9.69	311	$9.76
$10.01 – $11.00	465	4.98	$10.67	349	$10.61
$11.01 – $13.00	584	5.24	$12.47	517	$12.52
$13.01 – $15.00	740	4.91	$13.96	668	$13.87
$15.01 – $16.88	523	5.67	$15.29	505	$15.29

$2.19 – $16.88	5,183	6.43	$10.70	3,367	$11.28

The total fair value of shares vested was $3.7 million in fiscal 2011, $2.9 million in fiscal 2010 and $3.2 million in fiscal 2009.
12. COMMON STOCK REPURCHASE
On July 23, 2008, our Board of Directors authorized an additional 500,000 shares of our common stock for repurchase under our previously announced stock repurchase program bringing the total number of shares authorized to 1,500,000 shares. During fiscal 2008, we began to repurchase our common stock and purchased 471,200 shares for $5.1 million. During fiscal 2009, we purchased an additional 893,162 shares for $6.6 million. We did not repurchase any of our stock during fiscal 2010 or fiscal 2011. As of September 30, 2011, 135,638 shares remain available for repurchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
13. SHARE RIGHTS PLAN
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
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.3 million, $1.1 million and $1.2 million in the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
15. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2017. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments under noncancelable operating leases:

Amount
Fiscal Year	(in thousands)
2012	$2,759
2013	1,977
2014	1,232
2015	898
2016	555
Thereafter	142

Total minimum payments required	$7,563

The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	2011	2010	2009
Rentals	$3,275	$3,447	$3,602
Less: sublease rentals	(17)	—	—

	$3,258	$3,447	$3,602

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. CONTINGENCIES
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
As previously disclosed, the parties advised the District Court on February 25, 2009 that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals initially were filed objecting to the definition of the settlement class and fairness of the settlement. Five of those appeals were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals and remanded the final appeal to the District Court to determine whether the appellant has standing to object to the settlement. On August 25, 2011, the District Court ruled that the last remaining objector lacks standing to object to the settlement. That objector has appealed that ruling to the Court of Appeals, and the plaintiffs have moved to dismiss that appeal.
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000 per claim. While there can be no guarantee as to the ultimate outcome of this pending lawsuit, we expect that our liability insurance will be adequate to cover any potential unfavorable outcome, less the applicable deductible per claim. As of September 30, 2011, we have an accrued liability for the anticipated settlement of $300,000, which we believe is adequate and reflects the amount of loss that is probable, and a receivable related to the insurance proceeds of $50,000. This $50,000 represents the anticipated settlement of $300,000 less our $250,000 deductible. In the event we should have losses that exceed the limits of the liability insurance, the losses could have a material adverse effect on our business and our consolidated results of operations or financial condition.
Patent Infringement Lawsuits
On March 16, 2011, MOSAID Technologies Incorporated filed a complaint naming us as defendants in federal court in the Eastern District of Texas. The complaint included allegations against us and 32 other companies pertaining to the infringement of six patents by products compliant with various Institute of Electrical and Electronics Engineers standards for implementing wireless local area network computer communications in certain frequency bands. On September 30, 2011 we reached a settlement involving a royalty-bearing license agreement for future sales of licensed products sold during the term of the agreement. We do not expect this license agreement to have a material impact on our consolidated financial statements.
On January 18, 2011, Advanced Processor Technologies LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas. The complaint included allegations against us and eight other companies pertaining to the infringement of two patents by products containing data processors with memory management units. On October 17, 2011, we settled the lawsuit for $0.2 million which was recorded during the fourth quarter of fiscal 2011 (see Note 18 to our consolidated financial statements).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
16. CONTINGENCIES (CONTINUED)
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas. This claim subsequently has been moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO’s patents by wireless mesh networking and multi-port networking products. The complaint seeks monetary and non-monetary relief. We cannot predict the outcome of these matters or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, including patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
17. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	Mar. 31	June 30	Sept. 30
2011
Net sales	$48,334	$49,716	$54,274	$51,836
Gross profit	24,666	25,651	28,755	27,516
Net income (1)(2)	2,316	2,239	3,615	2,849
Net income per common share — basic	0.09	0.09	0.14	0.11
Net income per common share — diluted	0.09	0.09	0.14	0.11

2010
Net sales	$42,968	$45,076	$47,238	$47,266
Gross profit	21,713	22,748	23,718	24,030
Net income (1)(2)(3)	1,199	1,686	3,812	2,244
Net income per common share — basic	0.05	0.07	0.15	0.09
Net income per common share — diluted	0.05	0.07	0.15	0.09

(1)	During 2011 and 2010, we recorded discrete income tax benefits of $0.7 million and $2.3 million, respectively. We recorded $0.6 million in the first quarter and $0.1 million in the fourth quarter of fiscal 2011 resulting from the reversal of previously established income tax reserves from various jurisdictions, primarily foreign, for the expiration of statute of limitations and from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 providing for the extension of the research and development tax credit. Discrete income tax benefits for fiscal 2010 were recorded of $0.1 million in the first quarter and $2.2 million in the third quarter related to the reversal of tax reserves primarily due to the closure of prior tax years through statute expiration and audit.

(2)	We reversed a business restructuring accrual of $0.1 million ($0.0 million after tax) in the first quarter of fiscal 2011 and recorded a restructuring charge of $0.2 million ($0.1 million after tax) during the fourth quarter of fiscal 2011. We reversed a business restructuring accrual of $0.4 million ($0.2 million after tax) in the second quarter of fiscal 2010 and $0.1 million ($0.1 million after tax) in the fourth quarter of fiscal 2010.

(3)	We incurred investigation expenses of $1.1 million ($0.7 million after tax) in the third quarter of fiscal 2010 and $0.3 million ($0.2 million after tax) in the fourth quarter of fiscal 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18. SUBSEQUENT EVENTS
On October 17, 2011, we settled the lawsuit with Advanced Processor Technologies LLC, who filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas on January 18, 2011. The lawsuit included allegations against Digi and eight other companies pertaining to the infringement of two patents by products containing data processors with memory management units. The settlement amounted to $0.2 million which was recorded during the fourth quarter of fiscal 2011 in general and administrative expense.
On October 26, 2011, we announced that the flooding in Thailand has impacted the operations of our contract manufacturer located near Bangkok, Thailand. The main manufacturing facility is currently closed, although efforts are underway to restore operations at the contract manufacturer’s back-up facility, which has not currently been impacted by flooding and is also located in Bangkok. In addition, we are working on reallocating production normally done in Thailand to our U.S. manufacturing facility, as well as other contract manufacturers we currently use.

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
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2011. The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 — Election of Directors” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement for our 2012 Annual Meeting of Stockholders we will file with the SEC (the “Proxy Statement”).
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	53	Chairman, President and Chief Executive Officer

Steven E. Snyder	55	Senior Vice President, Chief Financial Officer and Treasurer

Lawrence A. Kraft	45	Senior Vice President of Worldwide Sales and Marketing

Joel K. Young	47	Senior Vice President of Research and Development and Chief Technical Officer
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
Mr. Snyder joined our company in November 2010 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining us, Mr. Snyder most recently served as Chief Financial Officer at Gearworks, Inc. from November 2008 to September 2009. In August 2009, Gearworks, Inc. merged with Xora, Inc. From January 2003 to June 2008, he served as an officer at Xiotech Corporation, a privately held data storage company. He served as Chief Financial Officer and Vice President manufacturing from his hiring in October 2007 and as the General Manager of the storage solutions group from October 2007 to June 2008. Prior to that, Mr. Snyder served as Chief Financial Officer at several companies, including Ancor Communications, Inc., then a publicly traded developer and manufacturer of fiber channel switching products for data center networks which was acquired by QLogic Corporation in 2000. Mr. Snyder also spent ten years at Cray Research, Inc. in progressively responsible financial roles. Earlier roles include seven years in various financial positions at Control Data Corporation and two years with KPMG Peat Marwick.
Mr. Kraft joined our company as Vice President of Americas Sales and Marketing in February 2003 and was named Senior Vice President of Worldwide Sales and Marketing in November 2005. Prior to joining us, Mr. Kraft was Vice President of Marketing for Advanced Switching Communications (ASC), a provider of broadband access platforms, from June 1999 to February 2002. From July 1998 to October 1998, Mr. Kraft was Vice President of Marketing for NetFax, Inc., a telecommunications company. Mr. Kraft also previously held the positions of Manager of Product Marketing at 3COM/U.S. Robotics, Vice President of Marketing for ISDN Systems Corporation, and Group Products Manager for the Internet access program at Sprint Corporation.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
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
Incorporated into this item by reference is the information appearing under the headings “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.

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
Incorporated into this item by reference is the information under “Proposal No. 4 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Consolidated Financial Statements and Schedules of the Company (filed as part of this Annual Report on Form 10-K)
1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2011, 2010 and 2009
Consolidated Balance Sheets as of September 30, 2011 and 2010
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended September 30, 2011, 2010 and 2009
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

3(a)	Restated Certificate of Incorporation of the Company, as amended (2)

3(b)	Amended and Restated By-Laws of the Company (3)

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (4)

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (5)

10(a)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG (6)

10(b)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006* (7)

10(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. Stock Option Plan)* (8)

10(c)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006 (9)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

10(d)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009* (10)

10(e)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009* (11)

10(e)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)* (12)

10(e)(ii)
Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010 provided Addendum 1A applies only to certain grants made on and after November 22, 2011).*

10(f)	Form of indemnification agreement with directors and officers of the Company* (13)

10(g)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003* (14)

10(g)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007* (15)

10(h)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006* (16)

10(i)	Agreement between the Company and Joel K. Young dated July 30, 2007* (17)

10(j)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder* (18)

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File no. 1-34033).

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File no. 0-17972).

(3)	Incorporated by reference to Exhibit 3 to the Company’s Form 8-K dated January 18, 2011 (File no. 1-34033).

(4)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1-34033).

(5)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1-34033).

(6)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2008 (File no. 1-34033).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(7)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(8)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0-17972).

(9)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(10)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2009 (File no. 1-34033).

(11)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2009 (File no. 1-34033).

(12)	Incorporated by reference to Exhibit 10(o) to the Company’s Form 10-K for the year ended September 30, 2008 (File no. 1-34033).

(13)	Incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended June 30, 2010 (File no. 1-34033).

(14)	Incorporated by reference to Exhibit 10(m) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(15)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972).

(16)	Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the year ended September 30, 2006 (File no. 0-17972).

(17)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972).

(18)	Incorporated by reference to Exhibit 10 to the Company’s Form 10-Q for the quarter ended December 31, 2010 (File no. 1-34033).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2011.

DIGI INTERNATIONAL INC.
By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Chairman, President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 29, 2011.

By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:	*
Guy C. Jackson
Director

By:	*
Kenneth E. Millard
Director

By:	*
Ahmed Nawaz
Director

By:	*
William N. Priesmeyer
Director

By:	*
Bradley J. Williams
Director

*	Joseph T. Dunsmore, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

By:	/s/ Joseph T. Dunsmore
Joseph T. Dunsmore
Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Increase
	Balance at	(Decrease) to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Deductions		period

Valuation account — doubtful accounts
September 30, 2011	$549	$(96)	$114	(1)	$339
September 30, 2010	$624	$132	$207	(1)	$549
September 30, 2009	$697	$(1)	$72	(1)	$624

Reserve for future returns and pricing adjustments
September 30, 2011	$1,106	$5,156	$4,982		$1,280
September 30, 2010	$1,058	$4,916	$4,868		$1,106
September 30, 2009	$1,369	$3,756	$4,067		$1,058

(1)	Uncollectible accounts charged against allowance, net of recoveries

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing
2(a)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited	Incorporation by Reference

3(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporation by Reference

3(b)	Amended and Restated By-Laws of the Company	Incorporation by Reference

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporation by Reference

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporation by Reference

10(a)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG	Incorporation by Reference

10(b)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporation by Reference

10(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10(c)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporation by Reference

10(d)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009	Incorporation by Reference

10(e)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009	Incorporation by Reference

10(e)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10(e)(ii)	Form of Notice of Grant of Stock Options and Option Agreement	Electronically

10(f)	Form of indemnification agreement with directors and officers of the Company	Incorporation by Reference

10(g)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003	Incorporation by Reference

10(g)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007	Incorporation by Reference

10(h)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006	Incorporation by Reference

EXHIBIT INDEX

Exhibit
Number	Description	Method of Filing
10(i)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporation by Reference

10(j)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder	Incorporation by Reference

21	Subsidiaries of the Company	Electronically

23	Consent of Independent Registered Public Accounting Firm	Electronically

24	Powers of Attorney	Electronically

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronically

32	Section 1350 Certification	Electronically

101.INS	XBRL Instance Document	Electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Electronically