Form 10-Q
period 2011-12-31
DIGI INTERNATIONAL INC
filed 2012-02-08
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to __.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 31, 2012, there were 25,680,355 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2011	2010
	(in thousands, except per common share data)

Net sales	$46,662	$48,334
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,708	22,820
Amortization of purchased and core technology	524	848

Gross profit	24,430	24,666

Operating expenses:
Sales and marketing	10,099	9,798
Research and development	8,232	7,808
General and administrative	5,047	4,445
Restructuring	236	(50)

Total operating expenses	23,614	22,001

Operating income	816	2,665

Other income, net:
Interest income	72	57
Interest expense	—	(26)
Other income (expense)	147	(12)

Total other income, net	219	19

Income before income taxes	1,035	2,684
Income tax provision	311	368

Net income	$724	$2,316

Net income per common share:
Basic	$0.03	$0.09

Diluted	$0.03	$0.09

Weighted average common shares:
Basic	25,639	25,110

Diluted	26,143	25,445

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	September 30,
	2011	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,568	$54,684
Marketable securities	54,130	51,524
Accounts receivable, net	23,920	26,433
Inventories	25,221	23,986
Deferred tax assets	2,595	2,610
Other	4,355	2,997

Total current assets	152,789	162,234
Marketable securities, long-term	9,511	1,603
Property, equipment and improvements, net	16,033	15,370
Identifiable intangible assets, net	13,199	14,360
Goodwill	85,607	86,012
Deferred tax assets	4,285	3,771
Other	519	545

Total assets	$281,943	$283,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,224	$6,492
Accrued compensation	5,173	7,758
Accrued warranty	1,007	941
Other	4,154	4,295

Total current liabilities	17,558	19,486
Income taxes payable	2,402	2,620
Deferred tax liabilities	741	813
Other noncurrent liabilities	184	260

Total liabilities	20,885	23,179

Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized;none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,115,604 and 29,100,577 shares issued	291	291
Additional paid-in capital	195,707	194,580
Retained earnings	103,392	102,668
Accumulated other comprehensive loss	(12,219)	(10,457)
Treasury stock, at cost, 3,438,598 and 3,471,930 shares	(26,113)	(26,366)

Total stockholders’ equity	261,058	260,716

Total liabilities and stockholders’ equity	$281,943	$283,895

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2011	2010
	(in thousands)
Operating activities:
Net income	$724	$2,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	784	713
Amortization of identifiable intangible assets	1,245	1,697
Stock-based compensation	931	871
Excess tax benefits from stock-based compensation	(13)	(59)
Deferred income tax benefit	(583)	(584)
Bad debt/product return provision	323	90
Inventory obsolescence	476	201
Restructuring	236	(50)
Other	(274)	110
Changes in operating assets and liabilities	(3,607)	(557)

Net cash provided by operating activities	242	4,748

Investing activities:
Purchase of marketable securities	(22,789)	(2,174)
Proceeds from maturities of marketable securities	12,298	11,409
Proceeds from sale of investment	135	—
Purchase of property, equipment, improvements and certain other intangible assets	(1,624)	(721)

Net cash (used in) provided by investing activities	(11,980)	8,514

Financing activities:
Excess tax benefits from stock-based compensation	13	59
Proceeds from stock option plan transactions	150	443
Proceeds from employee stock purchase plan transactions	314	269

Net cash provided by financing activities	477	771

Effect of exchange rate changes on cash and cash equivalents	(855)	(770)

Net (decrease) increase in cash and cash equivalents	(12,116)	13,263
Cash and cash equivalents, beginning of period	54,684	50,943

Cash and cash equivalents, end of period	$42,568	$64,206

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2011 as filed with the SEC (“2011 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed balance sheet data were derived from our 2011 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For us, this guidance is effective for our fiscal year beginning October 1, 2012, however early adoption is permitted. We adopted this update to be effective for our fiscal year beginning October 1, 2011. We do not expect an impact on our consolidated financial statements when we perform our goodwill testing in June 2012.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. Rather it requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2012. The adoption of this guidance is not expected to have any effect on our consolidated financial position or results of operations, as it will only impact how certain information related to other comprehensive income is presented in our consolidated financial statements. In December 2011, FASB issued ASU No. 2011-12 which amends this guidance and defers only the presentation of reclassification of items out of accumulated comprehensive income. All other requirements in ASU No. 2011-05 are not affected by this deferral.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending March 31, 2012. We do not expect this guidance to have a material impact on our consolidated financial statements.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2011	2010
Numerator:
Net income	$724	$2,316

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,639	25,110
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	504	335

Denominator for diluted net income per common share — adjusted weighted average shares	26,143	25,445

Net income per common share, basic	$0.03	$0.09

Net income per common share, diluted	$0.03	$0.09

Because their effect would be anti-dilutive, certain potentially dilutive shares related to stock options to purchase common shares were not included in the computation of diluted earnings per common share set forth above as the options’ exercise prices were greater than the average market price of our common shares. There were 1,810,830 and 2,133,851 potentially dilutive shares related to such stock options for the three month periods ended December 31, 2011 and 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
3. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income is comprised of net income, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities, net of tax. Comprehensive (loss) income was (in thousands):

	Three months ended December 31,
	2011	2010
Net income	$724	$2,316
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(1,783)	(2,008)
Change in net unrealized gain (loss) on investments	23	(7)
Less income tax (provision) benefit	(9)	3
Reclassification of realized loss included in net income	12	—
Less income tax benefit	(5)	—

Comprehensive (loss) income	$(1,038)	$304

4. SELECTED BALANCE SHEET DATA
    (in thousands)

	December 31, 2011	September 30, 2011
Accounts receivable, net:
Accounts receivable	$24,634	$26,772
Less allowance for doubtful accounts	714	339

	$23,920	$26,433

Inventories:
Raw materials	$19,387	$18,960
Work in process	471	653
Finished goods	5,363	4,373

	$25,221	$23,986

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5. MARKETABLE SECURITIES (CONTINUED)
In order to estimate the fair value for each security in our investment portfolio, where available, we obtain quoted market prices and trading activity for each security. We also review the financial solvency of each security issuer and obtain other relevant information from our investment advisor. As of December 31, 2011, 59 of our securities were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss.
The following was the composition of our marketable securities at December 31, 2011 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$25,220	$13	$(82)	$25,151
Commercial paper	2,999	—	(2)	2,997
Certificates of deposit	8,765	—	(8)	8,757
Government municipal bonds	17,231	1	(7)	17,225

Current marketable securities	54,215	14	(99)	54,130
Non-current marketable securities:
Corporate bonds	8,263	—	(34)	8,229
Certificates of deposit	250	—	—	250
Government municipal bonds	1,032	—	—	1,032

Non-current marketable securities	9,545	—	(34)	9,511

Total marketable securities	$63,760	$14	$(133)	$63,641

(1)	Included in amortized cost and fair value is purchased and accrued interest of $699.

(2)	The aggregate related fair value of securities with unrealized losses as of December 31, 2011 was $49,464.
The following was the composition of our marketable securities at September 30, 2011 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost (1)	Gains	Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$22,694	$18	$(144)	$22,568
Commercial paper	4,998	—	(3)	4,995
Certificates of deposit	8,775	—	(9)	8,766
Government municipal bonds	15,200	3	(8)	15,195

Current marketable securities	51,667	21	(164)	51,524
Non-current marketable securities:
Corporate bonds	1,613	—	(10)	1,603

Total marketable securities	$53,280	$21	$(174)	$53,127

(1)	Included in amortized cost and fair value is purchased and accrued interest of $478.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2011 was $43,755.

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
Fair value is applied to financial assets such as our marketable securities, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period using the above guidance. The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2011 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$15,300	$15,300	$—	$—
Available-for-sale marketable securities:
Corporate bonds	33,380	—	33,380	—
Commercial paper	2,997	—	2,997	—
Certificates of deposit	9,007	—	9,007	—
Government municipal bonds	18,257	—	18,257	—

Total cash equivalents and marketable securities measured at fair value	$78,941	$15,300	$63,641	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
6. FAIR VALUE MEASUREMENTS (CONTINUED)

		Fair Value Measurements at September 30, 2011 using:
	Total carrying	Quoted price in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market	$30,474	$30,474	$—	$—
Available-for-sale marketable securities:
Corporate bonds	24,171	—	24,171	—
Commercial paper	4,995	—	4,995	—
Certificates of deposit	8,766		8,766
Government municipal bonds	15,195	—	15,195	—

Total cash equivalents and marketable securities measured at fair value	$83,601	$30,474	$53,127	$—

Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the three months ended December 31, 2011.
We had no financial assets valued with Level 3 inputs as of December 31, 2011 nor did we purchase or sell any Level 3 financial assets during the three months ended December 31, 2011.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were (in thousands):

	December 31, 2011			September 30, 2011
	Gross			Gross
	carrying	Accum.		carrying	Accum.
	amount	amort.	Net	amount	amort.	Net

Purchased and core technology	$46,296	$(42,138)	$4,158	$46,412	$(41,716)	$4,696
License agreements	2,840	(2,628)	212	2,840	(2,610)	230
Patents and trademarks	10,475	(7,757)	2,718	10,341	(7,505)	2,836
Customer maintenance contracts	700	(691)	9	700	(674)	26
Customer relationships	17,321	(11,219)	6,102	17,437	(10,865)	6,572
Non-compete agreements	1,033	(1,033)	—	1,036	(1,036)	—

Total	$78,665	$(65,466)	$13,199	$78,766	$(64,406)	$14,360

Amortization expense was $1.2 million and $1.7 million for the three month periods ended December 31, 2011 and 2010, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales, primarily within amortization of purchased and core technology and in general and administrative expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2012 and the five succeeding fiscal years is (in thousands):

2012 (nine months)	$3,234
2013	3,593
2014	2,793
2015	2,132
2016	663
2017	215
The changes in the carrying amount of goodwill were (in thousands):

	Three months ended December 31,
	2011	2010
Beginning balance, October 1	$86,012	$86,210
Foreign currency translation adjustment	(405)	(458)

Ending balance, December 31	$85,607	$85,752

Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. At June 30, 2011, our market capitalization exceeded the carrying value of our reporting unit by 28.6%. As a result, there was no indication of goodwill impairment.
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
8. INCOME TAXES
Income taxes have been provided at an overall effective rate of 30.1% and 13.7% for the three month periods ended December 31, 2011 and 2010, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the three month period ended December 31, 2011, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitations from various U.S. tax jurisdictions.
In the three month period ended December 31, 2010, we recorded a discrete tax benefit of $0.6 million primarily related to the release of income tax reserves due to the expiration of the statutes of limitations from various jurisdictions, primarily foreign. The enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided for the extension of the research and development tax credit that allowed us to record a benefit for tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. The aforementioned discrete income tax benefits reduced our effective tax rate for the three month period ended December 31, 2010 from 35.2 % to 13.7%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
8. INCOME TAXES (CONTINUED)
A reconciliation of the beginning and ending amount of uncertain tax positions is (in thousands):

Unrecognized tax benefits as of September 30, 2011	$2,061
Decreases related to:
Prior year income tax positions	(67)
Expiration of the statutes of limitations	(83)

Unrecognized tax benefits as of December 31, 2011	$1,911

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.8 million.
We recognize interest and penalties related to income tax matters in income tax expense. During both the three months ended December 31, 2011 and 2010 we recognized a net benefit of $0.1 million of interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2011 and September 30, 2011, we had accrued interest and penalties related to unrecognized tax benefits of $0.5 million and $0.6 million, respectively, included in long-term income taxes payable on our condensed consolidated balance sheet.
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
9. PRODUCT WARRANTY OBLIGATION
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We have the option to either repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual.
The following table summarizes the activity associated with the product warranty accrual (in thousands):

	Three months ended December 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	December 31
2012	$941	$220	$(154)	$1,007
2011	$877	$118	$(155)	$840

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
9. PRODUCT WARRANTY OBLIGATION (CONTINUED)
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
10. CONTINGENCIES
Contingent obligations
Initial Public Offering Securities Litigation
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (“IPO”) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. We acquired NetSilicon on February 13, 2002. The complaint named us as a defendant along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon’s IPO, among numerous others, and asserted, among other things, that NetSilicon’s IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon’s IPO underwriters in allocating shares in NetSilicon’s IPO to the underwriters’ customers. We believed that the claims against the NetSilicon defendants were without merit and we defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.
As previously disclosed, the parties advised the District Court on February 25, 2009 that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement. Five of those appeals were dismissed with prejudice on October 6, 2010. On May 17, 2011, the Court of Appeals dismissed four of the remaining appeals. On January 10, 2012, the last remaining appeal was dismissed with prejudice, as a result of which the settlement became final, by its terms.
Under the settlement, our insurers are to pay the full amount of settlement share allocated to us, and we would bear no financial liability beyond our deductible of $250,000 per claim. As of December 31, 2011, we have an accrued liability for the final settlement of $300,000 and a receivable related to the insurance proceeds of $50,000. This $50,000 represents the anticipated settlement of $300,000 less our $250,000 deductible. We may also be reimbursed for all or part of the deductible from our insurers, which may reduce the ultimate cost to us in the future.
Patent Infringement Lawsuits
On January 18, 2011, Advanced Processor Technologies LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas. The complaint included allegations against us and eight other companies pertaining to the infringement of two patents by products containing data processors with memory management units. On October 17, 2011, we settled the lawsuit for $0.2 million which was recorded during the fourth quarter of fiscal 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10. CONTINGENCIES (CONTINUED)
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas. This claim subsequently was moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO’s patents by wireless mesh networking and multi-port networking products. The complaint seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of possible loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.
11. RESTRUCTURING
On July 21, 2011, we announced a restructuring of our manufacturing operations in Breisach, Germany. The restructuring reduced our manufacturing footprint by consolidating prototype and production functions and centralizing outsourced production control in our Eden Prairie, Minnesota production facility. The consolidation was driven by our strategy of driving efficiency improvements and enhancing customer service globally through more centralized operations. We will continue to maintain sales and research and development activities at the leased facility in Breisach, Germany. As a result of these initiatives, we expect the total charge to be $0.5 million on a pre-tax basis, which consists of $0.4 million for employee termination costs for 25 employees and $0.1 million for asset write-downs. We recorded a charge of $0.2 million in the fourth quarter of fiscal 2011, $0.2 million in the first quarter of fiscal 2012 and expect to record a charge of $0.1 million in the second quarter of fiscal 2012. The payments are expected to be completed in the second quarter of fiscal 2012. We ceased manufacturing in Breisach at the end of December 2011 and the building continues to be occupied by sales and research and development personnel. The lease on the Breisach facility ends in July 2013.
Below is listed a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee
	Termination Costs	Other	Total
Balance at June 30, 2011	$—	$—	$—
Restructuring charge	148	76	224
Foreign currency fluctutation	(3)	(1)	(4)

Balance at September 30, 2011	145	75	220

Restructuring charge	249	—	249
Payments	(160)	—	(160)
Reversal	(13)	—	(13)
Foreign currency fluctutation	(17)	(4)	(21)

Balance at December 31, 2011	$204	$71	$275

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as our reports on Form 8-K and other publicly available information.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in consumer acceptance of our products, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters such as the flooding in Thailand in 2011 that has negatively impacted the manufacture of many of our products and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2011 and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2011.

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
On October 26, 2011, we announced that the flooding in Thailand had impacted the operations of our contract manufacturer located near Bangkok, Thailand. During the first quarter of fiscal 2012, revenue decreased by approximately $3.0 million from reduced availability of our products due to the flooding in Thailand, resulting in a reduction of earnings per diluted share of approximately $0.05, inclusive of additional costs incurred to reestablish limited production capabilities of our contract manufacturer. We expect that the impact of the Thailand flooding for the full fiscal year 2012 will have a minimal impact on revenue and the impact to gross margin will be less than one percentage point. These expectations remain subject to change as available capacity for manufacturing at the facilities in Thailand, as well as those of other contract manufacturers, may fluctuate.
Net sales decreased from $48.3 million in the first quarter of fiscal 2011 to $46.7 million in the first quarter of fiscal 2012, a decrease of $1.6 million, or 3.5%. Net sales decreased as a result of the flooding in Thailand, some economic weakness primarily in Europe, and buying patterns for a few of our larger customers. This was partially offset by an increase in demand primarily in North America. Our wireless products net sales were $20.2 million in the first quarter of fiscal 2011 compared to $19.8 million in the first quarter of fiscal 2012, a decrease of $0.4 million, or 1.8%. Gross profit was $24.4 million in the first quarter of fiscal 2012 compared to $24.7 million in the first quarter of fiscal 2011, a decrease of $0.3 million. We continue to employ strong cost reduction programs, which offset the $1.9 million gross profit impact from the Thailand flooding.
Total operating expenses increased $1.6 million for the first quarter of fiscal 2012 as compared to the same period a year ago. This primarily was due to increased headcount in the Sales, Marketing and Research and Development functions and other increased expenses in advancement of the iDigi® platform and other strategic initiatives. Total operating expenses for the first quarter of fiscal 2012 included $0.2 million related to the restructuring for the Breisach, Germany manufacturing operations, which resulted in a workforce reduction of 25 positions.
Net income decreased from $2.3 million, or $0.09 per diluted share, in the first quarter of fiscal 2011 to $0.7 million, or $0.03 per diluted share, in the first quarter of fiscal 2012. This represented a decrease of $1.6 million, or $0.06 per diluted share. Net income in the first quarter of fiscal 2012 included a restructuring charge of $0.2 million, net of taxes, or $0.01 per diluted share. This was offset by a discrete tax benefit of $0.1 million, or $0.01 per diluted share, resulting from the reversal of tax reserves for closure of various jurisdictions’ tax matters, and a gain on sale of an investment of $0.1 million, net of taxes, with no earnings per diluted share impact. Net income in the first quarter of fiscal 2011 included a discrete tax benefit of $0.6 million or $0.02 per diluted share, which is further described in Note 8 to our Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OVERVIEW (CONTINUED)
We anticipate that future growth will result from products and services that are developed internally as well as from products and services that are acquired. We focus a significant amount of our development, sales and marketing efforts on four vertical markets that represent significant opportunities to expand our business: energy monitoring and management, fleet vehicle tracking, medical monitoring and reporting and storage tank monitoring and control. Our suite of products and solutions primarily includes embedded and non-embedded hardware and related software solutions, wireless product design and development services and the iDigi® M2M cloud-based service.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% increase
	2011		2010		(decrease)
Net sales	$46,662	100.0%	$48,334	100.0%	(3.5)%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,708	46.5	22,820	47.2	(4.9)
Amortization of purchased and core technology	524	1.1	848	1.8	(38.2)

Gross profit	24,430	52.4	24,666	51.0	(1.0)
Operating expenses	23,614	50.6	22,001	45.5	7.3

Operating income	816	1.8	2,665	5.5	(69.4)
Other income, net	219	0.4	19	0.1	1052.6

Income before income taxes	1,035	2.2	2,684	5.6	(61.4)
Income tax provision	311	0.6	368	0.8	(15.5)

Net income	$724	1.6%	$2,316	4.8%	(68.7)%

NET SALES
Net sales decreased by $1.6 million, or 3.5%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. We did not experience a material change in revenue due to pricing during the first quarter of fiscal 2012 or the first quarter of fiscal 2011.
Impact of Thailand Flooding
During the first quarter of fiscal 2012, revenue decreased by approximately $3.0 million attributable to the flooding in Thailand. The flooding of our contract manufacturer near Bangkok primarily impacted certain products in our embedded product category, but also impacted the non-embedded product category. This flooding also had a worldwide effect on our net sales, but mostly impacted the net sales in North America.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Net Sales by Non-Embedded and Embedded Product Categories
The following summarizes our net sales by non-embedded and embedded product categories:

	Three months ended December 31,				% increase
($ in thousands)	2011		2010		(decrease
Non-embedded	$24,835	53.2%	$27,224	56.3%	(8.8)%
Embedded	21,827	46.8	21,110	43.7	3.4

Total net sales	$46,662	100.0%	$48,334	100.0%	(3.5)%

Non-embedded products
Our non-embedded net sales decreased by $2.3 million, or 8.8%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The decrease was primarily driven by a decrease of $1.7 million in net sales of cellular products primarily due to the buying patterns from a few large customers. There were also decreases of $1.0 million in wireless communication adaptors and $0.6 million in serial cards and USB connected devices, which was partially offset by an increase of $1.0 million in net sales of serial servers. Sales of serial cards have been historically declining and we expect that trend to continue. We believe net sales of non-embedded products were reduced by approximately $0.8 million due to the impact of the flooding in Thailand.
Embedded products
Our embedded net sales increased by $0.7 million, or 3.4%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010, mostly related to increases in net sales of $0.4 million in engineering design services and iDigi® services and an increase of $0.3 million in net sales of modules. We believe net sales of modules were reduced by approximately $2.2 million due to the impact of the flooding in Thailand.
Net Sales by Wireless and Wired Product Categories
The following summarizes our net sales by wireless and wired product categories:

	Three months ended December 31,				% increase
($ in thousands)	2011		2010		(decrease)
Wireless	$19,835	42.5%	$20,203	41.8%	(1.8)%
Wired	26,827	57.5	28,131	58.2	(4.6)

Total net sales	$46,662	100.0%	$48,334	100.0%	(3.5)%

Our wireless products comprised 42.5% of our net sales for the first quarter of fiscal 2012 and 41.8% of our net sales for the first quarter of fiscal 2011. We believe net sales of wireless products were reduced by approximately $1.8 million due to the impact of the flooding in Thailand. As is the trend with respect to the use of telecommunications generally, we anticipate that our sales of wireless products will continue to grow proportionately faster than our sales of wired products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET SALES (CONTINUED)
Net Sales by Geographic Location
The following summarizes our total net sales by geographic region for all products:

	Three months ended December 31,		$ increase	% increase
($ in thousands)	2011	2010	(decrease)	(decrease)
North America	$27,764	$27,751	$13	0.0%
EMEA	11,574	12,673	(1,099)	(8.7)
Asia countries	5,627	6,142	(515)	(8.4)
Latin America	1,697	1,768	(71)	(4.0)

Total net sales	$46,662	$48,334	$(1,672)	(3.5)%

Net sales in North America remained mostly unchanged for the three months ended December 31, 2011 compared to the same period a year ago. We believe the flooding in Thailand negatively impacted net sales in North America by approximately $1.8 million but this impact was offset by increased net sales of products not impacted by the flooding. This flooding also had some impact on net sales in Europe, Middle East & Africa (“EMEA”) and Asia countries. We believe general economic weakness throughout Europe also contributed to the decrease in EMEA.
The fluctuation of foreign currency rates did not have a significant impact on net sales for the three month period ended December 31, 2011 when compared to the same period a year ago.
GROSS MARGIN
Gross margins were 52.4% and 51.0% for the three months ended December 31, 2011 and 2010, respectively. The increase in the gross margin for the three months ended December 31, 2011 as compared to the same period a year ago primarily was due to product cost reduction, manufacturing efficiencies and reduced purchased and core technology amortization as certain purchased and core technologies are now fully amortized, partially offset by an increase in inventory obsolescence expense. We do not expect that increased inventory obsolescence expense is a trend that will continue in future periods. The flooding in Thailand reduced our gross profit by approximately $1.9 million due to lower revenue and additional costs incurred in the restoration for certain of our product lines built by our contract manufacturer located in Bangkok. For the three months ended December 31, 2011, gross margin was impacted by less than one percentage point as a result of the flooding in Thailand.
OPERATING EXPENSES
The following summarizes our total operating expenses, in dollars and as a percentage of net sales:

	Three months ended December 31,				$ increase
($ in thousands)	2011		2010		(decrease)
Sales and marketing	$10,099	21.7%	$9,798	20.3%	$301
Research and development	8,232	17.6	7,808	16.1	424
General and administrative	5,047	10.8	4,445	9.2	602
Restructuring	236	0.5	(50)	(0.1)	286

Total operating expenses	$23,614	50.6%	$22,001	45.5%	$1,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES (CONTINUED)
Sales and marketing expenses increased $0.3 million for the three months ended December 31, 2011 as compared to December 31, 2010 primarily related to an increase in compensation-related expenses resulting from an increase in headcount.
Research and development expenses increased $0.4 million for the three months ended December 31, 2011 as compared to the same period a year ago due to an increase of $0.2 million in compensation-related expenses resulting from an increase in headcount and $0.2 million of other research and development expenses.
General and administrative expenses increased $0.6 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 primarily due to an increase of $0.5 million in bad debt expense (net of reversals in fiscal 2011) and an increase of $0.3 million in compensation-related expenses. These increases were partially offset by a decrease of $0.2 million in other general and administrative expenses.
We recorded restructuring expenses of $0.2 million in the first quarter of fiscal 2012 resulting from the restructuring of our Breisach, Germany operations which was announced on July 21, 2011. During the first quarter of fiscal 2011 we reversed $0.1 million of restructuring expenses relating to our Davis, California restructuring announced in April 2009.
OTHER INCOME, NET
Other income, net increased by $0.2 million for the three months ended December 31, 2011 compared to the three months ended December 31, 2010, primarily related to the sale of an investment of $0.1 million and a slight increase in foreign currency net gains. Net interest income increased slightly for the three month periods ended December 31, 2011 compared to the same period in the prior year.
INCOME TAXES
In the three month period ended December 31, 2011, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitations from various U.S. tax jurisdictions.
In the three month period ended December 31, 2010, we recorded a discrete tax benefit of $0.6 million primarily related to the release of income tax reserves due to the expiration of the statutes of limitations from various jurisdictions, primarily foreign. The enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 provided for the extension of the research and development tax credit that allowed us to record a benefit for tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. The aforementioned discrete income tax benefits reduced our effective tax rate for the three month period ended December 31, 2010 from 35.2 % to 13.7%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At December 31, 2011, we had cash, cash equivalents and short-term marketable securities of $96.7 million compared to $106.2 million at September 30, 2011. Our working capital (total current assets less total current liabilities) decreased $7.5 million to $135.2 million at December 31, 2011 compared to $142.7 million at September 30, 2011. Both the decrease in cash, cash equivalents and short-term marketable securities and the decrease in working capital at December 31, 2011 compared to September 30, 2011 were primarily due to additional purchases of marketable securities in the first quarter of fiscal 2012 that are long-term. We anticipate total fiscal 2012 capital expenditures will be approximately $4.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Net cash provided by operating activities was $0.2 million for the three months ended December 31, 2011 as compared to $4.7 million for the three months ended December 31, 2010, a net decrease of $4.5 million. This decrease primarily was due to a decrease in net income of $1.6 million and a working capital net decrease of $3.1 million. The net decrease of $3.1 million in working capital was related to a decrease in accrued liabilities as we had a full bonus payout in first quarter of fiscal 2012 as compared to a partial bonus payout in first quarter of fiscal 2011. There also were other decreases related to accounts payable and inventory partially due to additional inventory purchases we needed to make because of the flooding in Thailand. This was offset partially by a reduction in accounts receivable balances in the three months ended December 31, 2011 compared to the same quarter a year ago.
Net cash used in investing activities was $12.0 million during the three months ended December 31, 2011 as compared to net cash provided by investing activities of $8.5 million during the three months ended December 31, 2010. During the first quarter of fiscal 2012 as compared to the same quarter a year ago, we used an additional $19.7 million for net purchases of marketable securities. We also used an additional $0.8 million in net capital expenditures partially due to acceleration of purchases in conjunction with the Thailand flooding.
Cash provided by financing activities was $0.5 million and $0.8 million during the three months ended December 31, 2011 and 2010, respectively, a net decrease of $0.3 million. We received $0.3 million less in proceeds from employee stock option transactions during the first three months of fiscal 2012 as compared to the same period a year ago.
We believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations for the next twelve months and beyond. We believe that our cash equivalents and short-term marketable securities are liquid and accessible. The objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets.
As of December 31, 2011, there were no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analyses comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For us, this guidance is effective for our fiscal year beginning October 1, 2012, however early adoption is permitted. We adopted this update to be effective for our fiscal year beginning October 1, 2011. We do not expect an impact on our consolidated financial statements when we perform our goodwill testing in June 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. Rather it requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2012. The adoption of this guidance is not expected to have any effect on our consolidated financial position or results of operations, as it will only impact how certain information related to other comprehensive income is presented in our consolidated financial statements. In December 2011, FASB issued ASU No. 2011-12 which amends this guidance and defers only the presentation of reclassification of items out of accumulated comprehensive income. All other requirements in ASU No. 2011-05 are not affected by this deferral.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending March 31, 2012. We do not expect this guidance to have a material impact on our consolidated financial statements.

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
FOREIGN CURRENCY RISK
We have transactions that are executed in the U.S. Dollar, British Pound, Euro, Japanese Yen and Indian Rupee. As a result, we are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Indian Rupees, and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy although we employ natural hedging of assets and liabilities denominated in foreign currencies to reduce foreign currency risk.
For the three months ended December 31, 2011 and 2010, we had approximately $18.9 million and $20.6 million, respectively, of net sales to foreign customers including export sales. Of these sales, $6.0 million and $7.4 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Three months ended December 31,		% increase
	2011	2010	(decrease)
Euro	1.3486	1.3600	(0.8)%
British Pound	1.5719	1.5815	(0.6)%
Japanese Yen	0.0129	0.0121	6.9%
Indian Rupee	0.0195	0.0222	(12.0)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)
FOREIGN CURRENCY RISK (CONTINUED)
A 10% change in the first three months of fiscal year 2012 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.3% increase or decrease in net sales and a 1.8% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, commercial paper, money market funds, government municipal bonds and corporate bonds. We may have some credit exposure related to the fair value of our securities, which could change based on changes in market conditions. If market conditions deteriorate or if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description

3(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3(b)	Amended and Restated By-Laws of the Company (2)

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxomony Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date: February 8, 2012	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Document Description	Form of Filing

3(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32	Section 1350 Certification	Filed Electronically

101.INS	XBRL Instance Document	Filed Electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Electronically

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Electronically