Form 10-Q
period 2012-03-31
DIGI INTERNATIONAL INC
filed 2012-05-09
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On May 4, 2012, there were 25,756,337 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands, except per common share data)
Net sales	$49,016	$49,716	$95,678	$98,050
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	22,710	23,212	44,418	46,032
Amortization of purchased and core technology	523	853	1,047	1,701
Gross profit	25,783	25,651	50,213	50,317
Operating expenses:
Sales and marketing	10,340	9,532	20,439	19,330
Research and development	7,753	7,849	15,985	15,657
General and administrative	4,201	4,628	9,248	9,073
Restructuring	60	(20)	296	(70)
Total operating expenses	22,354	21,989	45,968	43,990
Operating income	3,429	3,662	4,245	6,327
Other income (expense), net:
Interest income	74	69	146	126
Interest expense	(15)	(27)	(15)	(53)
Other income (expense)	8	(223)	155	(235)
Total other income (expense), net	67	(181)	286	(162)
Income before income taxes	3,496	3,481	4,531	6,165
Income tax provision	1,374	1,242	1,685	1,610
Net income	$2,122	$2,239	$2,846	$4,555
Net income per common share:
Basic	0.08	0.09	0.11	0.18
Diluted	0.08	0.09	0.11	0.18
Weighted average common shares:
Basic	25,709	25,230	25,674	25,169
Diluted	26,205	25,692	26,172	25,562
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	September 30, 2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,738	$54,684
Marketable securities	62,320	51,524
Accounts receivable, net	24,136	26,433
Inventories	25,010	23,986
Deferred tax assets	2,571	2,610
Other	3,317	2,997
Total current assets	165,092	162,234
Marketable securities, long-term	5,567	1,603
Property, equipment and improvements, net	15,979	15,370
Identifiable intangible assets, net	12,278	14,360
Goodwill	86,114	86,012
Deferred tax assets	4,830	3,771
Other	508	545
Total assets	$290,368	$283,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,981	$6,492
Accrued compensation	5,295	7,758
Other	5,152	5,236
Total current liabilities	22,428	19,486
Income taxes payable	2,424	2,620
Deferred tax liabilities	710	813
Other noncurrent liabilities	120	260
Total liabilities	25,682	23,179
Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,167,990 and 29,100,577 shares issued	292	291
Additional paid-in capital	197,107	194,580
Retained earnings	105,514	102,668
Accumulated other comprehensive loss	(12,319)	(10,457)
Treasury stock, at cost, 3,411,653 and 3,471,930 shares	(25,908)	(26,366)
Total stockholders’ equity	264,686	260,716
Total liabilities and stockholders’ equity	$290,368	$283,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2012	2011
	(in thousands)
Operating activities:
Net income	$2,846	$4,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,606	1,453
Amortization of identifiable intangible assets	2,437	3,393
Stock-based compensation	1,886	1,713
Excess tax benefits from stock-based compensation	(67)	(226)
Deferred income tax benefit	(1,173)	(1,296)
Bad debt/product return provision	338	13
Inventory obsolescence	776	836
Restructuring	296	(70)
Other	(117)	(7)
Changes in operating assets and liabilities	(2,720)	(2,844)
Net cash provided by operating activities	6,108	7,520
Investing activities:
Purchase of marketable securities	(41,640)	(28,999)
Proceeds from maturities of marketable securities	30,566	26,950
Proceeds from sale of investment	135	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,650)	(1,421)
Net cash used in investing activities	(13,589)	(3,470)
Financing activities:
Excess tax benefits from stock-based compensation	67	226
Proceeds from stock option plan transactions	521	1,119
Proceeds from employee stock purchase plan transactions	568	486
Net cash provided by financing activities	1,156	1,831
Effect of exchange rate changes on cash and cash equivalents	(621)	458
Net (decrease) increase in cash and cash equivalents	(6,946)	6,339
Cash and cash equivalents, beginning of period	54,684	50,943
Cash and cash equivalents, end of period	$47,738	$57,282

Supplemental schedule of noncash investing activities:
Securities purchased, not settled	$(3,600)	$—
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
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2011 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analysis comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For us, this guidance would be effective for our fiscal year beginning October 1, 2012; however, early adoption is permitted. We adopted this update to be effective for our fiscal year beginning October 1, 2011 (see Note 7 to the Condensed Consolidated Financial Statements).
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders' equity. Rather it requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2012. The adoption of this guidance is not expected to have any effect on our consolidated financial position or results of operations, as it will only impact how certain information related to other comprehensive income is presented in our consolidated financial statements. In December 2011, FASB issued ASU No. 2011-12 which amends this guidance and defers only the presentation of reclassification of items out of accumulated comprehensive income. No other requirements of ASU No. 2011-05 are affected by this deferral.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance beginning with our fiscal quarter ending March 31, 2012. This guidance had no impact on our consolidated financial statements.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Numerator:
Net income	$2,122	$2,239	$2,846	$4,555
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,709	25,230	25,674	25,169
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	496	462	498	393
Denominator for diluted net income per common share — adjusted weighted average shares	26,205	25,692	26,172	25,562
Net income per common share, basic	$0.08	$0.09	$0.11	$0.18
Net income per common share, diluted	$0.08	$0.09	$0.11	$0.18
Because their effect would be anti-dilutive, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. For both the three and six month periods ended March 31, 2012, there were 1,798,213 potentially dilutive shares related to such stock options. For the three and six month periods ended March 31, 2011, there were 1,856,496 and 2,006,496 potentially dilutive shares related to such stock options, respectively.

3. COMPREHENSIVE INCOME
Comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities, net of tax. Comprehensive income was (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net income	$2,122	$2,239	$2,846	$4,555
Other comprehensive income:
Change in foreign currency translation adjustment	(139)	2,777	(1,922)	769
Change in net unrealized gain (loss) on investments	64	(34)	87	(41)
Less income tax (provision) benefit	(25)	13	(34)	16
Reclassification of realized loss included in net income	—	—	12	—
Less income tax benefit	—	—	(5)	—
Comprehensive income	$2,022	$4,995	$984	$5,299

4. SELECTED BALANCE SHEET DATA
(in thousands)

	March 31, 2012	September 30, 2011
Accounts receivable, net:
Accounts receivable	$24,830	$26,772
Less allowance for doubtful accounts	694	339
	$24,136	$26,433
Inventories:
Raw materials	$19,468	$18,960
Work in process	290	653
Finished goods	5,252	4,373
	$25,010	$23,986
Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.

5. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds.
We analyze our available-for-sale marketable securities for impairment on an ongoing basis. When we perform this analysis, we consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. We also consider whether an unrealized loss is a temporary loss or an other-than-temporary loss such as: (a) whether we have the intent to sell the security, or (b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery, or (c) permanent impairment due to bankruptcy or insolvency.
In order to estimate the fair value for each security in our investment portfolio, where available, we obtain quoted market prices and trading activity for each security. We also review the financial solvency of each security issuer and obtain other relevant information from our investment advisor. As of March 31, 2012, 52 of our 68 securities that we are holding were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss.
At March 31, 2012 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$35,790	$4	$(40)	$35,754
Commercial paper	4,999	—	—	4,999
Certificates of deposit	7,509	—	(7)	7,502
Government municipal bonds	14,068	1	(4)	14,065
Current marketable securities	62,366	5	(51)	62,320
Non-current marketable securities:
Corporate bonds	5,326	2	(11)	5,317
Certificates of deposit	250	—	—	250
Non-current marketable securities	5,576	2	(11)	5,567
Total marketable securities	$67,942	$7	$(62)	$67,887

(1)	Included in amortized cost and fair value is purchased and accrued interest of $560.

(2)	The aggregate related fair value of securities with unrealized losses as of March 31, 2012 was $49,876.

5. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2011 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$22,694	$18	$(144)	$22,568
Commercial paper	4,998	—	(3)	4,995
Certificates of deposit	8,775	—	(9)	8,766
Government municipal bonds	15,200	3	(8)	15,195
Current marketable securities	51,667	21	(164)	51,524
Non-current marketable securities:
Corporate bonds	1,613	—	(10)	1,603
Total marketable securities	$53,280	$21	$(174)	$53,127

(1)	Included in amortized cost and fair value is purchased and accrued interest of $478.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2011 was $43,755.

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

6. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2012 using:
	Total carrying value at March 31, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$17,282	$17,282	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,071	—	41,071	—
Commercial paper	4,999	—	4,999	—
Certificates of deposit	7,752	—	7,752	—
Government municipal bonds	14,065	—	14,065	—
Total cash equivalents and marketable securities measured at fair value	$85,169	$17,282	$67,887	$—

		Fair Value Measurements at September 30, 2011 using:
	Total carrying value at September 30, 2011	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$30,474	$30,474	$—	$—
Available-for-sale marketable securities:
Corporate bonds	24,171	—	24,171	—
Commercial paper	4,995	—	4,995	—
Certificates of deposit	8,766	—	8,766	—
Government municipal bonds	15,195	—	15,195	—
Total cash equivalents and marketable securities measured at fair value	$83,601	$30,474	$53,127	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the six months ended March 31, 2012.
We had no financial assets valued with Level 3 inputs as of March 31, 2012 nor did we purchase or sell any Level 3 financial assets during the six months ended March 31, 2012.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were (in thousands):

	March 31, 2012			September 30, 2011
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,504	$(42,834)	$3,670	$46,412	$(41,716)	$4,696
License agreements	2,840	(2,646)	194	2,840	(2,610)	230
Patents and trademarks	10,665	(8,018)	2,647	10,341	(7,505)	2,836
Customer maintenance contracts	700	(700)	—	700	(674)	26
Customer relationships	17,474	(11,707)	5,767	17,437	(10,865)	6,572
Non-compete agreements	1,040	(1,040)	—	1,036	(1,036)	—
Total	$79,223	$(66,945)	$12,278	$78,766	$(64,406)	$14,360
Amortization expense was $1.2 million and $1.7 million for the three month periods ended March 31, 2012 and 2011, respectively. Amortization expense was $2.4 million and $3.4 million for the six months ended March 31, 2012 and 2011, respectively. Amortization expense is recorded on our consolidated statement of operations within cost of sales, primarily within amortization of purchased and core technology, and in general and administrative expense. Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2012 and the five succeeding fiscal years is (in thousands):

2012 (six months)	$2,030
2013	3,711
2014	2,847
2015	2,192
2016	708
2017	219
The changes in the carrying amount of goodwill were (in thousands):

	Six months ended March 31,
	2012	2011
Beginning balance, October 1	$86,012	$86,210
Foreign currency translation adjustment	102	317
Ending balance, March 31	$86,114	$86,527
We will perform our annual goodwill impairment assessment as of June 30, 2012. At the time of the filing of our quarterly report on Form 10-Q, our market capitalization was below the carrying value of our reporting unit. However, including a control premium there continued to be no indication of goodwill impairment. We are undertaking actions which we believe will improve our operating performance. The failure to achieve these improvements could result in further declines in share price and could lead to potential goodwill impairment charges.
At June 30, 2011 our market capitalization, excluding a control premium, exceeded the carrying value of our reporting unit by 28.6%. As a result, there was no indication of goodwill impairment. We have defined the criteria that could result in additional interim goodwill impairment testing. If these criteria are met, we will undertake the analysis to determine whether a goodwill impairment has occurred. An impairment could have a material effect on our consolidated balance sheet and results of operations. The calculation of asset impairment requires us to make assumptions about future cash flows and revenues. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

8. INCOME TAXES
Income taxes have been provided at an overall effective rate of 37.2% and 26.1% for the six month periods ended March 31, 2012 and 2011, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the first quarter of fiscal 2012, we recorded a discrete tax benefit of $0.1 million. This benefit primarily resulted from the release of income tax reserves due to the expiration of the statutes of limitations from various U.S. tax jurisdictions. This benefit reduced our effective tax rate by 2.7 percentage points for the six month period ended March 31, 2012 to 37.2%. Our income tax rate is higher than the U.S. statutory rate for the six months ended March 31, 2012 primarily due to expiration of the research and development credit on December 31, 2011 and a reduction in domestic tax benefits.
In the first quarter of fiscal 2011, we recorded a discrete tax benefit of $0.6 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions related to the expiration of the statutes of limitations as well as from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 9.3 percentage points for the six month period ended March 31, 2011 to 26.1%.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2011	$2,061
Decreases related to:
Prior year income tax positions	(67)
Expiration of statute of limitations	(83)
Unrecognized tax benefits as of March 31, 2012	$1,911
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.8 million.
We recognize interest and penalties related to income tax matters in income tax expense. During the six months ended March 31, 2012 and March 31, 2011, we recognized a minimal benefit and a $0.1 million benefit, respectively. This was primarily due to the reversal of reserves related to the expiration of the statutes of limitations. We had accrued interest and penalties related to unrecognized tax benefits as of March 31, 2012 and September 30, 2011, of $0.5 million and $0.6 million, respectively. Our long-term income taxes payable on our condensed consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease significantly over the next 12 months.
At March 31, 2012, we had approximately $11.6 million of accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our unremitted assertion to repatriate undistributed foreign earnings for cash requirements in the United States, we would have to accrue and pay applicable taxes. Since the amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation, it is not practicable to determine the unrecognized deferred tax liability; however, based on current tax laws and structures, we do not believe this would have a material impact on our current consolidated financial position and cash flows.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009 in the case of U.S. federal tax authorities and prior to fiscal 2007 for non-U.S. income tax authorities. For state taxing authorities, consisting primarily of Minnesota and California, we are no longer subject to income tax examination for tax years generally before fiscal 2007.

9. PRODUCT WARRANTY OBLIGATION
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to either repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual.
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets in Other Current Liabilities:

	Three months ended March 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	January 1	issued	made	March 31
2012	$1,007	$145	$(171)	$981
2011	$840	$236	$(230)	$846

	Six months ended March 31,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	March 31
2012	$941	$365	$(325)	$981
2011	$877	$354	$(385)	$846
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

10. CONTINGENCIES
Contingent obligations
Initial Public Offering Securities Litigation
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (“IPO”) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. We acquired NetSilicon on February 13, 2002. The complaint named us as a defendant along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon's IPO, among numerous others, and asserted, among other things, that NetSilicon's IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon's IPO underwriters in allocating shares in NetSilicon's IPO to the underwriters' customers. We believed that the claims against the NetSilicon defendants were without merit and we defended the litigation vigorously. Pursuant to a stipulation between the parties, the two named officers were dismissed from the lawsuit, without prejudice, on October 9, 2002.
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

10. CONTINGENCIES (CONTINUED)
In March 2012, our insurers paid to the plaintiffs on our behalf the full amount of the settlement share allocated to us of $337,838. We have no financial liability under the terms of the settlement agreement. As a result, during the second fiscal quarter of 2012, we reversed our accrued liability of $300,000 and the related receivable of $50,000. These accruals represented the estimated settlement of $300,000 less our $250,000 deductible.
Patent Infringement Lawsuit
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas.  This claim subsequently was moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO's patents by wireless mesh networking and multi-port networking products. The complaint seeks monetary and non-monetary relief.  We cannot predict the outcome of this matter or estimate a range of possible loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
Collection Matter
In December 2011, our wholly owned subsidiary, Spectrum Design Services, Inc., brought claims against Iota, Inc. (“Iota”) and Corsair Engineering, Inc. (“Corsair”) in Minnesota State District Court.  The claims were made to collect unpaid receivables from Iota that are subject to a payment guaranty from Corsair.  These claims arose out of a contract between Iota and Spectrum for the development of a custom product for Iota.  Spectrum ceased work on the project for non-payment of invoices before making its claims.  During our second quarter of fiscal 2012, Iota and Corsair removed the cases to Federal District Court in Minnesota and Iota asserted counterclaims against Spectrum for breach of contractual warranty, breach of contract and negligent misrepresentation.  The counterclaims allege damages for recovery of over $300,000 previously paid by Iota to Spectrum as well as lost profits and other damages.  We believe the counterclaims made by Iota are without merit and intend to vigorously pursue recovery of the unpaid receivables and defend against Iota's counterclaims. In the event the counterclaims are successful, it could have a material impact on our consolidated financial condition, results of operations or cash flow.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.

11. RESTRUCTURING
On July 21, 2011, we announced a restructuring of our manufacturing operations in Breisach, Germany. The restructuring reduced our manufacturing footprint by consolidating prototype and production functions and centralizing outsourced production control in our Eden Prairie, Minnesota production facility. The consolidation was driven by our strategy of driving efficiency improvements and enhancing customer service globally through more centralized operations. We ceased manufacturing in Breisach at the end of December 2011 and we continue to maintain sales and research and development activities at the leased facility in Breisach, Germany. The lease on the Breisach facility ends in July 2013. As a result of these initiatives, we recorded a total charge of $0.5 million on a pre-tax basis, which consists of $0.4 million for employee termination costs for 25 employees and $0.1 million for asset write-downs. We recorded a charge of $0.2 million in the fourth quarter of fiscal 2011, $0.2 million in the first quarter of fiscal 2012 and $0.1 million in the second quarter of fiscal 2012. The final payments were completed in April 2012.
Below is listed a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Balance at June 30, 2011	$—	$—	$—
Restructuring charge	148	76	224
Foreign currency fluctuation	(3)	(1)	(4)
Balance at September 30, 2011	145	75	220
Restructuring charge	249	—	249
Payments	(160)	—	(160)
Reversals	(13)	—	(13)
Foreign currency fluctuation	(17)	(4)	(21)
Balance at December 31, 2011	204	71	275
Restructuring charge	87	—	87
Payments	(289)	(46)	(335)
Reversals	—	(27)	(27)
Foreign currency fluctuation	8	2	10
Balance at March 31, 2012	$10	$—	$10

12. SUBSEQUENT EVENT
On April 26, 2012 in our earnings release for the second quarter of fiscal 2012, we announced our intention to restructure certain of our operations. The anticipated restructuring relates primarily to changes being implemented to focus on a shift in our business to sell end-to-end M2M solutions more aggressively. As a result of this restructuring, we intend to hire new employees or re-assign existing employees into newly created positions and also eliminate employment positions in our work force. We currently expect to incur approximately $0.9 million to $1.1 million of restructuring charges on a pre-tax basis. These charges will be incurred in connection with reductions in force and represent cash paid for severance of approximately $0.5 million to $0.7 million and expenses from facility consolidation of approximately $0.4 million. Almost all the payments associated with these charges and all the actions associated with the restructuring are expected to be completed in the third quarter of fiscal 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process and involve longer sales cycles than the sale of our legacy hardware products, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that negatively impacted our supply chain and customers including the flooding in Thailand in 2011 that impacted the operations of one of our contract manufacturers and impacted our operations and financial results, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2011 and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2011. An update to our critical accounting policy related to goodwill is included below.
We will perform our annual goodwill impairment assessment as of June 30, 2012. At the time of the filing of our quarterly report on Form 10-Q, our market capitalization was below the carrying value of our reporting unit. However, including a control premium there continued to be no indication of goodwill impairment. We are undertaking actions which we believe will improve our operating performance. The failure to achieve these improvements could result in further declines in share price and could lead to potential goodwill impairment charges.
At June 30, 2011 our market capitalization, excluding a control premium, exceeded the carrying value of our reporting unit by 28.6%. As a result, there was no indication of goodwill impairment. We have defined the criteria that could result in additional interim goodwill impairment testing. If these criteria are met, we will undertake the analysis to determine whether a goodwill impairment has occurred. An impairment could have a material effect on our consolidated balance sheet and results of operations. The calculation of asset impairment requires us to make assumptions about future cash flows and revenues. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We are a leading provider of machine to machine (M2M) networking products and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions connect communication hardware to a physical asset so that information about the asset's status and performance can be sent to a computer system and used to improve or automate one or more processes. Increasingly these products and solutions are deployed via wireless networks. Our products are deployed by a wide range of businesses and institutions. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.
We have been transitioning over the past several years from sales of wired products to sales of wireless products and solutions.  During this transition, to date we have focused primarily on sales into four vertical markets:  energy, fleet, medical and tank monitoring.  In the second fiscal quarter of 2012 we announced new strategic relationships that we believe will extend the benefits of cloud connectivity through our iDigi® Device Cloud to allow developers and OEMs to build connected products and cloud enabled services more rapidly. We believe that these relationships signal the beginning of a broader based horizontal market strategy which will eventually modify our original vertical market strategy which emphasized sales of hardware products to sales of broader M2M solutions which include hardware, professional services and cloud-based software services.
During our second quarter of fiscal 2012, revenue from large sale opportunities with new customers was lower than projected, particularly in our energy vertical market. In addition, our Rabbit product line experienced a revenue decline in the second fiscal quarter of 2012 compared to the year ago comparable quarter. We believe that this product line is no longer in a growth mode.
On April 26, 2012 in our earnings release for the second quarter of fiscal 2012, we announced our intention to restructure certain of our operations. The anticipated restructuring relates primarily to changes being implemented to focus on a shift in our business to sell end-to-end M2M solutions more aggressively. As a result of this restructuring, we intend to hire new employees or re-assign existing employees into newly created positions and also eliminate employment positions in our work force. We currently expect to incur approximately $0.9 million to $1.1 million of restructuring charges on a pre-tax basis. These charges will be incurred in connection with reductions in force and represent cash paid for severance of approximately $0.5 million to $0.7 million and expenses from facility consolidation of approximately $0.4 million. Almost all the payments associated with these charges and all the actions associated with the restructuring are expected to be completed in the third quarter of fiscal 2012.
We anticipate that future growth will result from products and services that are developed internally as well as from products and services that are acquired. Our suite of products and solutions primarily includes embedded and non-embedded hardware and related software solutions, wireless product design and development services, custom application design services and the iDigi® M2M cloud-based service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
	2012		2011		(decr.)	2012		2011		(decr.)
Net sales	$49,016	100.0%	$49,716	100.0%	(1.4)%	$95,678	100.0%	$98,050	100.0%	(2.4)%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	22,710	46.3	23,212	46.7	(2.2)	44,418	46.4	46,032	46.9	(3.5)
Amortization of purchased and core technology	523	1.1	853	1.7	(38.7)	1,047	1.1	1,701	1.7	(38.4)
Gross profit	25,783	52.6	25,651	51.6	0.5	50,213	52.5	50,317	51.4	(0.2)
Operating expenses	22,354	45.6	21,989	44.2	1.7	45,968	48.1	43,990	44.9	4.5
Operating income	3,429	7.0	3,662	7.4	(6.4)	4,245	4.4	6,327	6.5	(32.9)
Other income (expense), net	67	0.1	(181)	(0.4)	(137.0)	286	0.3	(162)	(0.2)	(276.5)
Income before income taxes	3,496	7.1	3,481	7.0	0.4	4,531	4.7	6,165	6.3	(26.5)
Income tax provision	1,374	2.8	1,242	2.5	10.6	1,685	1.7	1,610	1.7	4.7
Net income	$2,122	4.3%	$2,239	4.5%	(5.2)%	$2,846	3.0%	$4,555	4.6%	(37.5)%
NET SALES
Net sales decreased by $0.7 million, or 1.4%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Net sales decreased by $2.4 million, or 2.4%, for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Pricing was not a significant factor in changes in net sales during the three and six month periods ended March 31, 2012.
Impact of Thailand Flooding
We do not believe that our net sales for the six months ended March 31, 2012 were materially impacted by the flooding in Thailand that was announced on October 25, 2011. We estimate there was a decrease in net sales in the first quarter of fiscal 2012 of approximately $3.0 million attributable to the flooding in Thailand, but believe purchase deferments by our customers were recovered in the second quarter of fiscal 2012.
Net Sales by Non-Embedded and Embedded Product Categories
The following summarizes our net sales by non-embedded and embedded product categories:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2012		2011		(decr.)	2012		2011		(decr.)
Non-embedded	$23,761	48.5%	$27,346	55.0%	(13.1)%	$48,596	50.8%	$54,570	55.7%	(10.9)%
Embedded	25,255	51.5	22,370	45.0	12.9	47,082	49.2	43,480	44.3	8.3
Total net sales	$49,016	100.0%	$49,716	100.0%	(1.4)%	$95,678	100.0%	$98,050	100.0%	(2.4)%
Non-embedded products
Our non-embedded net sales decreased by $3.6 million, or 13.1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was primarily driven by a decrease of $2.4 million in net sales of serial servers, $1.1 million in net sales of wireless communication adaptors and $0.3 million in net sales of serial cards, partially offset by an increase of $0.4 million in cellular products. For the six months ended March 31, 2012 compared to the six months ended March 31, 2011, our non-embedded net sales decreased by $6.0 million, or 10.9%. The decrease was primarily driven by a decrease of $2.2 million in net sales of wireless communication adaptors, $1.5 million in net sales of serial servers, $1.3 million in net sales of cellular products and $1.0 million in net sales of serial cards and USB connected devices. Sales of serial

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

cards have been historically declining and we expect that trend to continue. We also have other wired products that are maturing, including our serial server products and USB connected products for which we expect the net sales of those products to continue to decline.
Embedded products
Our embedded net sales increased by $2.9 million, or 12.9%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Embedded net sales increased by $3.6 million, or 8.3%, for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. Most of the increase is due to increased net sales of embedded modules in both the three and six months periods ended March 31, 2012 compared to the same periods a year ago. We expect that our Rabbit product line is maturing will continue to decline. We expect that as customers migrate from the Rabbit product line, some will migrate to other Digi products while others will not.
Net Sales by Wireless and Wired Product Categories

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2012		2011		(decr.)	2012		2011		(decr.)
Wireless	$21,827	44.5%	$19,222	38.7%	13.6%	$41,662	43.5%	$39,425	40.2%	5.7%
Wired	27,189	55.5	30,494	61.3	(10.8)	54,016	56.5	58,625	59.8	(7.9)
Total net sales	$49,016	100.0%	$49,716	100.0%	(1.4)%	$95,678	100.0%	$98,050	100.0%	(2.4)%
Our wireless products comprised 44.5% of our net sales for the second quarter of fiscal 2012 and 38.7% of our net sales for the second quarter of fiscal 2011. We anticipate that our sales of wireless products will continue to grow proportionately faster than our sales of wired products. As we continue to transition to a wireless products and solutions-based sales organization and we build our sales pipeline, we may experience uneven demand, which may cause fluctuations in wireless revenue in future quarters.
Net Sales by Geographic Location
The following summarizes our total net sales by geographic region for all products:

	Three months ended March 31,		$ incr.	% incr.	Six months ended March 31,		$ incr.	% incr.
($ in thousands)	2012	2011	(decr.)	(decr.)	2012	2011	(decr.)	(decr.)
North America	$28,981	$29,729	$(748)	(2.5)%	$56,745	$57,480	$(735)	(1.3)%
EMEA	12,168	12,029	139	1.2	23,742	24,702	(960)	(3.9)
Asia countries	6,174	6,741	(567)	(8.4)	11,801	12,883	(1,082)	(8.4)
Latin America	1,693	1,217	476	39.1	3,390	2,985	405	13.6
Total net sales	$49,016	$49,716	$(700)	(1.4)%	$95,678	$98,050	$(2,372)	(2.4)%
Net sales in North America decreased by $0.7 million for both the three and six months ended March 31, 2012 compared to the same periods a year ago primarily due to large revenue opportunities with new customers that have been slower to develop than expected and a revenue decrease in our Rabbit product line. Net sales in Europe, Middle East & Africa (“EMEA”) increased slightly in the second quarter of fiscal 2012 compared to the same period a year ago, but decreased by $1.0 million in the first half of fiscal 2012 compared to the same period a year ago primarily due to general economic weakness in Europe as well as a decrease in revenue relating to the Rabbit product line. Asia countries net sales decreased by $0.6 million and $1.1 million for the three and six months ended March 31, 2012 compared to March 31, 2011, respectively, primarily due to timing of sales to a large customer.
The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.1 million and $0.2 million for the three and six month periods ended March 31, 2012, respectively, when compared to the same periods a year ago.
GROSS MARGIN
Gross margins were 52.6% and 52.5% for the three and six months ended March 31, 2012, respectively. This compares to gross margins of 51.6% and 51.4% for the three and six months ended March 31, 2011, respectively. The increase in the gross

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

margin for both the three and six months ended March 31, 2012 as compared to the same periods a year ago primarily was due to a reduction of purchased and core technology amortization of 0.6 percentage points, as certain technologies are now fully amortized. Manufacturing expense savings for the three and six months ended March 31, 2012 as compared to the same periods a year ago were approximately 0.3 percentage points and 0.5 percentage points, respectively.
OPERATING EXPENSES
The following summarizes our total operating expenses, in dollars and as a percentage of net sales:

	Three months ended March 31,				$ incr.	Six months ended March 31,				$ incr.
($ in thousands)	2012		2011		(decr.)	2012		2011		(decr.)
Sales and marketing	$10,340	21.1%	$9,532	19.1%	$808	$20,439	21.4%	$19,330	19.7%	$1,109
Research and development	7,753	15.8	7,849	15.8	(96)	15,985	16.7	15,657	16.0	328
General and administrative	4,201	8.6	4,628	9.3	(427)	9,248	9.7	9,073	9.3	175
Restructuring	60	0.1	(20)	—	80	296	0.3	(70)	(0.1)	366
Total operating expenses	$22,354	45.6%	$21,989	44.2%	$365	$45,968	48.1%	$43,990	44.9%	$1,978

Sales and marketing expenses for the three and six months ended March 31, 2012 as compared to March 31, 2011, increased by $0.8 million and $1.1 million, respectively, primarily due to compensation-related expenses of $0.5 million and $1.0 million, respectively related to additional headcount, partially offset by reductions in our incentive compensation expenses.
Research and development expenses decreased $0.1 million for the three months ended March 31, 2012 as compared to March 31, 2011 due to lower compensation expense as incentive compensation accruals were at a reduced level partially offset by additional headcount. Research and development expenses increased $0.3 million for the six months ended March 31, 2012 as compared to March 31, 2011 related to higher compensation expense as salaries increased due to additional headcount partially offset by a reductions in incentive compensation expenses.
General and administrative expenses decreased $0.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a net decrease of $0.3 million from the reversal of a reserve for the NetSilicon IPO litigation as our insurers paid on our behalf to the plaintiffs the full amount of the settlement share allocated to us. For the six months ended March 31, 2012 compared to the six months ended March 31, 2011, the net increase in general and administrative expenses of $0.2 million was due to increases in bad debt expense of $0.5 million and compensation expense of $0.4 million. This was partially offset by a decrease of $0.3 million from the reversal of a reserve for the aforementioned litigation, a decrease of $0.3 million related to amortization expense as certain intangibles are now fully amortized.
Restructuring expense increased $0.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to an additional accrual for the Breisach, Germany restructuring announced July 21, 2011. Restructuring expense increased $0.4 during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 as we accrued $0.3 million in the first six months of fiscal 2012 and we reversed $0.1 million during the first six months of fiscal 2011 related to our Davis, California restructuring announced in April 2009.
OTHER INCOME (EXPENSE), NET
Other income (expense), net increased by $0.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as we had a minimal foreign currency net gain for the three months ended March 31, 2012 compared to a foreign currency net loss of $0.2 million during the three months ended March 31, 2011. Other income (expense), net increased by $0.4 million for the six months ended March 31, 2012 compared to the six months ended March 31, 2011, due to a foreign currency net gain of $0.1 million and a gain on the sale of an investment for $0.1 million for the six months ended March 31, 2012 compared to a foreign currency net loss of $0.2 million during the six months ended March 31, 2011.
Net interest income increased slightly for both the three month and six month periods ended March 31, 2012 compared to the same periods in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
In the first quarter of fiscal 2012, we recorded a discrete tax benefit of $0.1 million. This benefit primarily resulted from the release of income tax reserves due to the expiration of the statutes of limitations from various U.S. tax jurisdictions. This benefit reduced our effective tax rate by 2.7 percentage points for the six month period ended March 31, 2012 to 37.2%. Our income tax rate is higher than the U.S. statutory rate for the six months ended March 31, 2012 primarily due to expiration of the research and development credit on December 31, 2011 and a reduction in domestic tax benefits.
In the first quarter of fiscal 2011, we recorded a discrete tax benefit of $0.6 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions related to the expiration of the statutes of limitations as well as from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 9.3 percentage points for the six month period ended March 31, 2011 to 26.1%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. At March 31, 2012, we had cash, cash equivalents and short-term marketable securities of $110.1 million compared to $106.2 million at September 30, 2011. At March 31, 2012, our short-term marketable securities included $3.6 million of securities that were purchased and not settled as of March 31, 2012, with a corresponding liability within accounts payable. Our working capital (total current assets less total current liabilities) remained the same at $142.7 million at both March 31, 2012 and September 30, 2011. We presently anticipate total fiscal 2012 capital expenditures will be approximately $4.3 million.
Net cash provided by operating activities was $6.1 million for the six months ended March 31, 2012 as compared to $7.5 million for the six months ended March 31, 2011, a net decrease of $1.4 million. This decrease primarily was due to a decrease in net earnings of $1.7 million and a reduction of non-cash expenses for depreciation and amortization of $0.8 million. It was partially offset by net increases in non-cash expenses for stock-based compensation of $0.4 million, $0.3 million in bad debt provision and additional restructuring charges of $0.4 million. Net cash provided by operating activities relating to changes in working capital increased by $3.2 million due primarily to a reduction in accounts receivable in the six months ended March 31, 2012 compared to the six months ended March 31, 2011, and an increase in accounts payable of $2.0 million, partially offset by an increase in inventory balances of $1.8 million in the current year and a decrease in taxes payable of $3.3 million.
Net cash used in investing activities was $13.6 million during the six months ended March 31, 2012 as compared to net cash used in investing activities of $3.5 million during the six months ended March 31, 2011. During the first half of fiscal 2012 as compared the the first half of fiscal 2011, we used an additional $9.0 million for net purchases of marketable securities. We also used an additional $1.2 million for net capital expenditures.
Cash provided by financing activities was $1.2 million and $1.8 million during the six months ended March 31, 2012 and 2011, respectively, a net decrease of $0.6 million. This primarily was related to less proceeds from employee stock option plan transactions during the first six months of fiscal 2012 as compared to the same period a year ago.
We believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations for at least the next twelve months. We believe that our cash equivalents and short-term marketable securities are liquid and accessible. The objectives of our investment policy are the preservation of principal and maintenance of liquidity. We intend to maintain a highly liquid portfolio by investing only in those marketable securities that we believe have active secondary or resale markets.
At March 31, 2012, our total cash and cash equivalents and marketable securities balance was $110.1 million. This balance includes approximately $29.2 million of cash and cash equivalents held by our controlled foreign subsidiaries, of which approximately $11.6 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our unremitted assertion to repatriate undistributed foreign earnings for cash requirements in the United States, we would have to accrue and pay applicable taxes. Since the amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation, it is not practicable to determine the unrecognized deferred tax liability. However, based on current tax laws and structures, we do not believe this would have a material impact on our current consolidated financial position and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of March 31, 2012, there were no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analysis comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For us, this guidance would be effective for our fiscal year beginning October 1, 2012; however, early adoption is permitted. We adopted this update to be effective for our fiscal year beginning October 1, 2011 (see Note 7 to the Condensed Consolidated Financial Statements).
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders' equity. Rather it requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2012. The adoption of this guidance is not expected to have any effect on our consolidated financial position or results of operations, as it will only impact how certain information related to other comprehensive income is presented in our consolidated financial statements. In December 2011, FASB issued ASU No. 2011-12 which amends this guidance and defers only the presentation of reclassification of items out of accumulated comprehensive income. No other requirements of ASU No. 2011-05 are affected by this deferral.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This guidance changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance beginning with our fiscal quarter ending March 31, 2012. This guidance had no impact on our consolidated financial statements.

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
For the six months ended March 31, 2012 and 2011, we had approximately $38.9 million and $40.6 million, respectively, of net sales to foreign customers including export sales. Of these sales, $12.4 million and $14.2 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Six months ended March 31,		% increase
	2012	2011	(decrease)
Euro	1.3297	1.3631	(2.5)%
British Pound	1.5711	1.5912	(1.3)%
Japanese Yen	0.0128	0.0121	5.8%
Indian Rupee	0.0196	0.0221	(11.3)%
A 10% change from the first six months of fiscal year 2012 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.3% increase or decrease in net sales and a 1.9% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, commercial paper, money market funds, government municipal bonds and corporate bonds. We may have some credit exposure related to the fair value of our securities, which could change based on changes in market conditions. If market conditions deteriorate or if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio. All of our securities are held domestically.

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

ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2011.
The Ongoing Shift of Our Sales Efforts to Focus More on the Delivery of Broader Based Solutions Involves a More Complex Sales Process and May Involve Longer Sales Cycles Than the Sale of Our Legacy Hardware Products.
We are migrating more of our sales resources towards the delivery of broader based solutions that can include the sale of hardware, custom applications and application hosting rather than the sale of only hardware point products.  The sale of broader based solutions is often more complex than the sale of hardware point products on a standalone basis and often involves the delivery of a value proposition that is based on business factors other than product features and functionality that drive many hardware point product sales.  These sales also are more likely to be subject to different levels of internal review by our customers than hardware point product sales and can have longer sales cycles as well.  Our failure to develop our solutions based sales capabilities could have an material adverse impact on our long term business prospects.  In addition, the migration of more sales resources towards the delivery of broader based solutions could adversely affect our sales and results of operations from quarter to quarter as we devote less resources towards hardware point product sales that have traditionally represented the significant majority of our revenue and more towards the develop of new sales channels for broader based solutions.
Our failure to anticipate or manage product transitions effectively could have a material adverse effect on our revenues and profitability.
From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Our failure to anticipate the revenue declines associated with older products or manage transitions from older products effectively could result in inventory obsolescence and also have a material adverse effect on our revenues and profitability.  For instance, our Rabbit product line has recently begun to experience a faster than expected decline in sales that has impacted our financial results.
We do not have any large scale customers that represent more than 10% of our sales and our sales are subject to fluctuations based on the level of significant one time purchases.
No single customer has represented more than 10% of our sales in any of the last three fiscal years. In addition, many of our customers make significant one time purchases which are not repeated. As a result our sales may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenues for that period.  For instance, in our second quarter of fiscal 2012 we experienced slower than expected revenues from significant sales opportunities that impacted our revenues in that period.
If our stock declines, we may need to recognize an impairment of our goodwill.
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
For instance, at the time of the filing of our quarterly report on Form 10-Q, our market capitalization was below the carrying value of our reporting unit. However, including a control premium there continued to be no indication of goodwill impairment.

We are undertaking actions which we believe will improve our operating performance. The failure to achieve these improvements could result in further declines in share price and could lead to potential goodwill impairment charges.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 9, 2012	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically