Form 10-Q
period 2012-06-30
DIGI INTERNATIONAL INC
filed 2012-08-07
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On August 3, 2012, there were 25,835,182 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per common share data)
Net sales	$47,632	$54,274	$143,310	$152,324
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,884	24,877	66,302	70,909
Amortization of purchased and core technology	444	642	1,491	2,343
Gross profit	25,304	28,755	75,517	79,072
Operating expenses:
Sales and marketing	9,920	10,134	30,359	29,464
Research and development	7,779	7,860	23,764	23,517
General and administrative	4,560	4,597	13,808	13,670
Restructuring	963	—	1,259	(70)
Total operating expenses	23,222	22,591	69,190	66,581
Operating income	2,082	6,164	6,327	12,491
Other (expense) income, net:
Interest income	71	61	217	187
Interest expense	—	(26)	(15)	(79)
Other (expense) income	(192)	(378)	(37)	(613)
Total other (expense) income, net	(121)	(343)	165	(505)
Income before income taxes	1,961	5,821	6,492	11,986
Income tax (benefit) provision	(346)	2,206	1,339	3,816
Net income	$2,307	$3,615	$5,153	$8,170
Net income per common share:
Basic	0.09	0.14	0.20	0.32
Diluted	0.09	0.14	0.20	0.32
Weighted average common shares:
Basic	25,770	25,369	25,705	25,236
Diluted	26,043	25,879	26,138	25,687
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	September 30, 2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,214	$54,684
Marketable securities	66,282	51,524
Accounts receivable, net	24,364	26,433
Inventories	26,302	23,986
Deferred tax assets	2,719	2,610
Other	3,341	2,997
Total current assets	165,222	162,234
Marketable securities, long-term	5,162	1,603
Property, equipment and improvements, net	15,347	15,370
Identifiable intangible assets, net	11,192	14,360
Goodwill	85,544	86,012
Deferred tax assets	5,219	3,771
Other	480	545
Total assets	$288,166	$283,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,369	$6,492
Accrued compensation	6,853	7,758
Accrued warranty	998	941
Other	4,337	4,295
Total current liabilities	18,557	19,486
Income taxes payable	3,109	2,620
Deferred tax liabilities	637	813
Other noncurrent liabilities	114	260
Total liabilities	22,417	23,179
Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,197,615 and 29,100,577 shares issued	292	291
Additional paid-in capital	198,185	194,580
Retained earnings	107,821	102,668
Accumulated other comprehensive loss	(14,856)	(10,457)
Treasury stock, at cost, 3,383,267 and 3,471,930 shares	(25,693)	(26,366)
Total stockholders’ equity	265,749	260,716
Total liabilities and stockholders’ equity	$288,166	$283,895
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2012	2011
	(in thousands)
Operating activities:
Net income	$5,153	$8,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,483	2,234
Amortization of identifiable intangible assets	3,537	4,874
Stock-based compensation	2,798	2,562
Excess tax benefits from stock-based compensation	(133)	(474)
Deferred income tax benefit	(1,791)	(883)
Bad debt/product return provision	521	45
Inventory obsolescence	1,080	1,439
Restructuring	1,259	(70)
Other	(81)	125
Changes in operating assets and liabilities	(5,867)	(1,854)
Net cash provided by operating activities	8,959	16,168
Investing activities:
Purchase of marketable securities	(64,234)	(44,517)
Proceeds from maturities of marketable securities	45,998	35,888
Proceeds from sale of investment	135	—
Purchase of property, equipment, improvements and certain other intangible assets	(3,003)	(2,166)
Net cash used in investing activities	(21,104)	(10,795)
Financing activities:
Excess tax benefits from stock-based compensation	133	474
Proceeds from stock option plan transactions	600	1,839
Proceeds from employee stock purchase plan transactions	811	744
Net cash provided by financing activities	1,544	3,057
Effect of exchange rate changes on cash and cash equivalents	(1,869)	569
Net (decrease) increase in cash and cash equivalents	(12,470)	8,999
Cash and cash equivalents, beginning of period	54,684	50,943
Cash and cash equivalents, end of period	$42,214	$59,942
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
Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analysis comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For us, this guidance would be effective for our fiscal year beginning October 1, 2012. We, however, adopted this update early so it was effective for our fiscal year beginning October 1, 2011 (see Note 7 to the Condensed Consolidated Financial Statements). This guidance had no impact on our consolidated financial statements.
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
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This guidance updates many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance beginning with our fiscal quarter ending March 31, 2012. This guidance had no impact on our consolidated financial statements.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,307	$3,615	$5,153	$8,170
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,770	25,369	25,705	25,236
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	273	510	433	451
Denominator for diluted net income per common share — adjusted weighted average shares	26,043	25,879	26,138	25,687
Net income per common share, basic	$0.09	$0.14	$0.20	$0.32
Net income per common share, diluted	$0.09	$0.14	$0.20	$0.32
Because their effect would be anti-dilutive, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. For the three and nine month periods ended June 30, 2012, there were 3,254,285 and 2,019,690 potentially dilutive shares related to such stock options, respectively. For the three and nine month periods ended June 30, 2011, there were 1,921,684 and 1,767,934 potentially dilutive shares related to such stock options, respectively.

3. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income is comprised of net income, foreign currency translation adjustments and unrealized gain (loss) on available-for-sale marketable securities, net of tax. Comprehensive (loss) income was (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Net income	$2,307	$3,615	$5,153	$8,170
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(2,533)	202	(4,455)	971
Change in net unrealized (loss) gain on investments	(7)	(7)	80	(48)
Less income tax benefit (provision)	3	3	(31)	19
Reclassification of realized loss included in net income	—	—	12	—
Less income tax benefit	—	—	(5)	—
Comprehensive (loss) income	$(230)	$3,813	$754	$9,112

4. SELECTED BALANCE SHEET DATA
(in thousands)

	June 30, 2012	September 30, 2011
Accounts receivable, net:
Accounts receivable	$24,984	$26,772
Less allowance for doubtful accounts	620	339
	$24,364	$26,433
Inventories:
Raw materials	$20,432	$18,960
Work in process	448	653
Finished goods	5,422	4,373
	$26,302	$23,986
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
In order to estimate the fair value for each security in our investment portfolio, where available, we obtain quoted market prices and trading activity for each security. We also review the financial solvency of each security issuer and obtain other relevant information from our investment advisor. As of June 30, 2012, 56 of our 72 securities that we are holding were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss.
All of our non-current marketable securities will mature in less than 15 months. At June 30, 2012 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$43,666	$9	$(54)	$43,621
Commercial paper	4,997	1	—	4,998
Certificates of deposit	8,012	—	(5)	8,007
Government municipal bonds	9,652	4	—	9,656
Current marketable securities	66,327	14	(59)	66,282
Non-current marketable securities:
Corporate bonds	1,831	—	(14)	1,817
Certificates of deposit	500	—	(1)	499
Government municipal bonds	2,847	—	(1)	2,846
Non-current marketable securities	5,178	—	(16)	5,162
Total marketable securities	$71,505	$14	$(75)	$71,444

(1)	Included in amortized cost and fair value is purchased and accrued interest of $644.

(2)	The aggregate related fair value of securities with unrealized losses as of June 30, 2012 was $49,846.

5. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2011 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$22,694	$18	$(144)	$22,568
Commercial paper	4,998	—	(3)	4,995
Certificates of deposit	8,775	—	(9)	8,766
Government municipal bonds	15,200	3	(8)	15,195
Current marketable securities	51,667	21	(164)	51,524
Non-current marketable securities:
Corporate bonds	1,613	—	(10)	1,603
Total marketable securities	$53,280	$21	$(174)	$53,127

(1)	Included in amortized cost and fair value is purchased and accrued interest of $478.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2011 was $43,755.

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

6. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2012 using:
	Total carrying value at June 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$12,435	$12,435	$—	$—
Available-for-sale marketable securities:
Corporate bonds	45,438	—	45,438	—
Commercial paper	4,998	—	4,998	—
Certificates of deposit	8,506	—	8,506	—
Government municipal bonds	12,502	—	12,502	—
Total cash equivalents and marketable securities measured at fair value	$83,879	$12,435	$71,444	$—

		Fair Value Measurements at September 30, 2011 using:
	Total carrying value at September 30, 2011	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$30,474	$30,474	$—	$—
Available-for-sale marketable securities:
Corporate bonds	24,171	—	24,171	—
Commercial paper	4,995	—	4,995	—
Certificates of deposit	8,766	—	8,766	—
Government municipal bonds	15,195	—	15,195	—
Total cash equivalents and marketable securities measured at fair value	$83,601	$30,474	$53,127	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the nine months ended June 30, 2012.
We had no financial assets valued with Level 3 inputs as of June 30, 2012 nor did we purchase or sell any Level 3 financial assets during the nine months ended June 30, 2012.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were (in thousands):

	June 30, 2012			September 30, 2011
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,318	$(43,117)	$3,201	$46,412	$(41,716)	$4,696
License agreements	2,840	(2,664)	176	2,840	(2,610)	230
Patents and trademarks	10,732	(8,272)	2,460	10,341	(7,505)	2,836
Customer maintenance contracts	700	(700)	—	700	(674)	26
Customer relationships	17,304	(11,949)	5,355	17,437	(10,865)	6,572
Non-compete agreements	1,035	(1,035)	—	1,036	(1,036)	—
Total	$78,929	$(67,737)	$11,192	$78,766	$(64,406)	$14,360
Amortization expense was $1.1 million and $1.5 million for the three month periods ended June 30, 2012 and 2011, respectively. Amortization expense was $3.5 million and $4.9 million for the nine months ended June 30, 2012 and 2011, respectively. Amortization expense is recorded on our consolidated statement of operations within cost of sales, primarily within amortization of purchased and core technology, and in general and administrative expense. Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2012 and the five succeeding fiscal years is (in thousands):

2012 (three months)	$939
2013	3,641
2014	2,777
2015	2,108
2016	785
2017	215
The changes in the carrying amount of goodwill were (in thousands):

	Nine months ended June 30,
	2012	2011
Beginning balance, October 1	$86,012	$86,210
Foreign currency translation adjustment	(468)	395
Ending balance, June 30	$85,544	$86,605
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. At June 30, 2012, we had approximately $85.5 million of goodwill on our balance sheet, which is held in a single reporting unit, resulting from eight different acquisitions that have taken place over the past twelve years. Historically we have approached our annual goodwill impairment assessment by estimating fair value using our market capitalization, compared to our carrying value. In certain years, a control premium has been included in this analysis. As a result of the lower than anticipated results for our second quarter of fiscal 2012, the lowering of our annual forecast for fiscal 2012 and the subsequent decline in our stock, we performed a control premium study to determine the appropriate control premium to include in the calculation of fair value. We engaged a third party valuation firm to assist us in performing the control premium analysis. In order to estimate the range of control premiums appropriate for us, three methodologies were used, including (1) analysis of individual transactions within our industry; (2) analysis of industry-wide data, and (3) analysis of global transaction data. The control premium analysis resulted in a range of control premium of 30% to 45%. We have further analyzed the data provided and estimated that a 40% control premium best represents the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at this time. This control premium approximates the midpoint of the range and is slightly higher than our previous control premium of 35%, reflecting the overall increase in control premiums over the past several years.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
As of June 30, 2012, our market capitalization was $264.3 million compared to our carrying value of $265.7 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 39% and therefore no impairment was indicated.
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

8. INCOME TAXES
Income taxes have been provided at an overall effective rate of 20.6% and 31.8% for the nine month periods ended June 30, 2012 and 2011, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the first nine months of fiscal 2012, we recorded a discrete tax benefit of $1.2 million, which included a benefit of $1.1 million recorded in the third fiscal quarter of 2012 for additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011. These additional tax credits resulted from a recently completed research and development tax credit study. During the first quarter of fiscal 2012, we recorded a discrete tax benefit of $0.1 million resulting from the release of income tax reserves due to the expiration of the statutes of limitations from various U.S. tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 18.6 percentage points for the nine month period ended June 30, 2012. Our income tax rate before consideration of discrete tax benefits is higher for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 primarily due to expiration of the research and development tax credit on December 31, 2011 for the current fiscal year and a reduction in domestic tax benefits.
In the first quarter of fiscal 2011, we recorded a discrete tax benefit of $0.6 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions related to the expiration of the statutes of limitations. It also resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 4.8 percentage points for the nine month period ended June 30, 2011 to 31.8%.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2011	$2,061
Increases related to:
Prior year income tax positions	631
Decreases related to:
Prior year income tax positions	(67)
Expiration of statute of limitations	(83)
Unrecognized tax benefits as of June 30, 2012	$2,542
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.5 million. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease significantly over the next 12 months.
We recognize interest and penalties related to income tax matters in income tax expense. During both the three and nine month periods ended June 30, 2012 and 2011, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits as of both June 30, 2012 and September 30, 2011, of $0.6 million. Our long-term income taxes payable on our condensed consolidated balance

8. INCOME TAXES (CONTINUED)
sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
At June 30, 2012, we had approximately $17.3 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our unremitted assertion to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. Since the amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation, it is not practicable to determine the unrecognized deferred tax liability; however, based on current tax laws and structures, we do not believe this would have a material impact on our current consolidated financial position, results of operations and cash flows.
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets in Other Current Liabilities:

	Three months ended June 30,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	April 1	issued	made	June 30
2012	$981	$132	$(115)	$998
2011	$846	$288	$(185)	$949

	Nine months ended June 30,
	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	June 30
2012	$941	$497	$(440)	$998
2011	$877	$642	$(570)	$949
We are not responsible for, and do not warrant that, custom software versions, created by original equipment manufacturer (OEM) customers based upon our software source code, will function in a particular way, will conform to any specifications or are fit for any particular purpose. Further, we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.

10. CONTINGENCIES
Contingent obligations
Patent Infringement Lawsuits
On May 29, 2012, U.S. Ethernet Innovations, LLC filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against us and one other company pertaining to the infringement of three patents related to integrated circuits, including architectures of network adapters and transmission of data in certain network interfaces. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
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
Collection Matter
In December 2011, our wholly owned subsidiary, Spectrum Design Services, Inc., brought claims against Iota, Inc. (“Iota”) and Corsair Engineering, Inc. (“Corsair”) in Minnesota State District Court.  The claims were made to collect unpaid receivables from Iota that are subject to a payment guaranty from Corsair.  These claims arose out of a contract between Iota and Spectrum for the development of a custom product for Iota.  Spectrum ceased work on the project for non-payment of invoices before making its claims.  During our second quarter of fiscal 2012, Iota and Corsair removed the cases to Federal District Court in Minnesota and Iota asserted counterclaims against Spectrum for breach of contractual warranty, breach of contract and negligent misrepresentation.  The counterclaims alleged damages for recovery of over $300,000 previously paid by Iota to Spectrum as well as lost profits and other damages.  In connection with the mediation completed on June 29, 2012, we, Iota and Corsair signed an agreement to dismiss all claims related to this matter and reached a settlement on the unpaid receivable. The settlement did not have a material impact to us.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated results of operations or financial condition.

11. RESTRUCTURING
U.S. Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. The restructuring relates primarily to changes being implemented to focus on a shift in our business to more aggressively sell end-to-end M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force and have moved to hire new employees or re-assign existing employees into newly created positions. We recorded $1.0 million of restructuring charges on a pre-tax basis. These charges were incurred in connection with reductions in force of 30 employees and represented severance of $0.6 million and expenses from vacating facilities in Davis, California and Huntington Beach, California of approximately $0.4 million. The payments associated with these charges and all the actions associated with the restructuring are expected to be completed by the second quarter of fiscal 2013.

11. RESTRUCTURING (CONTINUED)
Below is listed a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Balance at March 31, 2012	$—	$—	$—
Restructuring charge	568	395	963
Payments	(305)	(2)	(307)
Reversals	—	—	—
Balance at June 30, 2012	$263	$393	$656
Breisach Restructuring
On July 21, 2011, we announced a restructuring of our manufacturing operations in Breisach, Germany. The restructuring reduced our manufacturing footprint by consolidating prototype and production functions and centralizing outsourced production control in our Eden Prairie, Minnesota production facility. The consolidation was driven by our strategy of driving efficiency improvements and enhancing customer service globally through more centralized operations. We ceased manufacturing in Breisach at the end of December 2011 however, we continue to maintain sales and research and development activities at the leased facility in Breisach, Germany. The lease on the Breisach facility ends in July 2013. As a result of these initiatives, we recorded a total charge of $0.5 million on a pre-tax basis, which consisted of $0.4 million for employee termination costs for 25 employees and $0.1 million for asset write-downs. The restructuring charge was recorded as follows: $0.2 million in the fourth quarter of fiscal 2011, $0.2 million in the first quarter of fiscal 2012, and $0.1 million in the second quarter of fiscal 2012. The final payments were completed in April 2012.
Below is listed a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Balance at June 30, 2011	$—	$—	$—
Restructuring charge	148	76	224
Foreign currency fluctuation	(3)	(1)	(4)
Balance at September 30, 2011	145	75	220
Restructuring charge	249	—	249
Payments	(160)	—	(160)
Reversals	(13)	—	(13)
Foreign currency fluctuation	(17)	(4)	(21)
Balance at December 31, 2011	204	71	275
Restructuring charge	87	—	87
Payments	(289)	(46)	(335)
Reversals	—	(27)	(27)
Foreign currency fluctuation	8	2	10
Balance at March 31, 2012	10	—	10
Payments	(10)	—	(10)
Balance at June 30, 2012	$—	$—	$—

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
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that negatively impacted our supply chain and customers including the flooding in Thailand in 2011 that impacted the operations of one of our contract manufacturers and impacted our operations and financial results, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2011 and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2011. An update to our critical accounting policy related to goodwill is included below.
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. Under the new accounting guidance adopted for fiscal 2012 (ASU 2011-08, "Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment"), we have the option of evaluating qualitative factors (including economic conditions, industry and market considerations and overall financial performance) to determine whether it is necessary to perform the first step of the two-step goodwill process. This initial evaluation is referred to as the "Step 0 analysis". If it is determined that it is more likely than not (a likelihood of more than 50% impairment) that the fair value of a reporting unit is less than its carrying amount, then we would need to proceed to the first step ("Step One") of the two-step goodwill test. Since we have one reporting unit, we may elect to proceed directly to the Step One evaluation in which we compare the fair value of our reporting unit as evidenced by market capitalization to our carrying value. Fair value may include a control premium. If after performing Step One of the evaluation we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, then we would proceed to the second step (“Step Two”) of the impairment test. At June 30, 2012 our market capitalization was less than the carrying value of our reporting unit by less than 1%. Including a control premium of 40%, fair value exceeded the carrying value by 39%. As a result, there was no indication of goodwill impairment (See Note 7 to our Condensed Consolidated Financial Statements).

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
During our third quarter of fiscal 2012, revenue from certain customers from whom we expected significant purchases was lower than anticipated, particularly in our North American region. In addition, we recorded revenue during the third quarter of fiscal 2011 resulting from large orders from a few customers that were not recurring as their projects were completed. We also experienced an ongoing decline of our mature products, primarily included in our wired product category.
We recorded a pre-tax $1.0 million ($0.6 million net of taxes) restructuring charge in the third quarter of fiscal 2012, which reduced diluted earnings per share by $0.02. The restructuring relates primarily to changes being implemented to focus on a shift in our business more aggressively to sell end-to-end M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force and have moved to hire new employees or re-assign existing employees into newly created positions. These charges were incurred in connection with reductions in force of 30 employees and represented severance of $0.6 million and expenses from vacating facilities in Davis, California and Huntington Beach, California of approximately $0.4 million.
We recorded a discrete tax benefit of $1.1 million, or $0.04 per diluted share, during the third fiscal quarter of 2012 for additional research and development tax credits identified for fiscal years ended September 30, 2009, September 30, 2010 and September 30, 2011 resulting from a recently completed research and development tax credit study.
We have been transitioning over the past several years from sales of wired products to sales of wireless products and solutions.  During this transition, to date we have focused primarily on sales into four vertical markets:  energy, fleet, medical and tank monitoring.  In the second fiscal quarter of 2012 we announced new strategic relationships with Freestyle, Wind River and Intel that we believe will extend the benefits of cloud connectivity through our iDigi® Device Cloud to allow developers and OEMs to build connected products and cloud enabled services more rapidly. We believe that these relationships signal the beginning of a broader based horizontal market strategy which will eventually modify our original vertical market strategy which emphasized sales of hardware products to sales of broader M2M solutions which include hardware, professional services and cloud-based software services.
We anticipate that future growth will result from products and services that are developed internally as well as from products and services that are acquired. Our suite of products and solutions primarily includes hardware and related software solutions, wireless product design, consultative services, managed services and development services, custom application design services and the iDigi® M2M cloud-based service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
	2012		2011		(decr.)	2012		2011		(decr.)
Net sales	$47,632	100.0%	$54,274	100.0%	(12.2)%	$143,310	100.0%	$152,324	100.0%	(5.9)%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	21,884	46.0	24,877	45.8	(12.0)	66,302	46.3	70,909	46.6	(6.5)
Amortization of purchased and core technology	444	0.9	642	1.2	(30.8)	1,491	1.0	2,343	1.5	(36.4)
Gross profit	25,304	53.1	28,755	53.0	(12.0)	75,517	52.7	79,072	51.9	(4.5)
Operating expenses	23,222	48.7	22,591	41.6	2.8	69,190	48.3	66,581	43.7	3.9
Operating income	2,082	4.4	6,164	11.4	(66.2)	6,327	4.4	12,491	8.2	(49.3)
Other (expense) income, net	(121)	(0.3)	(343)	(0.6)	(64.7)	165	0.1	(505)	(0.3)	(132.7)
Income before income taxes	1,961	4.1	5,821	10.8	(66.3)	6,492	4.5	11,986	7.9	(45.8)
Income tax (benefit) provision	(346)	(0.7)	2,206	4.1	(115.7)	1,339	0.9	3,816	2.5	(64.9)
Net income	$2,307	4.8%	$3,615	6.7%	(36.2)%	$5,153	3.6%	$8,170	5.4%	(36.9)%
NET SALES
Net sales decreased by $6.7 million, or 12.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Net sales decreased by $9.0 million, or 5.9%, for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Pricing was not a significant factor in changes in net sales during the three and nine month periods ended June 30, 2012.
Net Sales by Non-Embedded and Embedded Product Categories
The following summarizes our net sales by non-embedded and embedded product categories:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2012		2011		(decr.)	2012		2011		(decr.)
Non-embedded	$22,572	47.4%	$28,383	52.3%	(20.5)%	$71,168	49.7%	$82,953	54.5%	(14.2)%
Embedded	25,060	52.6	25,891	47.7	(3.2)	72,142	50.3	69,371	45.5	4.0
Total net sales	$47,632	100.0%	$54,274	100.0%	(12.2)%	$143,310	100.0%	$152,324	100.0%	(5.9)%
Non-embedded products
Our non-embedded net sales decreased by $5.8 million, or 20.5%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease was primarily driven by decreases in net sales of $3.3 million for serial servers, $1.6 million for cellular products, $0.7 million for wireless communication adaptors and $0.7 million for USB connected products, partially offset by an increase of $0.5 million in net sales of serial cards. For the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, our non-embedded net sales decreased by $11.8 million, or 14.2%. The decrease primarily was driven by decreases in net sales of $4.7 million for serial servers, $2.9 million for wireless communication adaptors, $2.9 million for cellular products and $1.3 million for serial cards and USB connected devices. Non-embedded products that are mature include serial cards, serial servers and USB connected products. We expect the net sales of these mature products to continue to decline.
Embedded products
Our embedded net sales decreased by $0.9 million, or 3.2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease mostly was due to a decrease in net sales of chips and embedded modules.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Embedded net sales increased by $2.8 million, or 4.0%, for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. Most of the increase is due to increased net sales of embedded modules. We believe that our Rabbit modules and chips and software are maturing and will continue to experience declines in net sales. In certain instances, Rabbit products may be replaced by other Digi products.
Net Sales by Wireless and Wired Product Categories

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2012		2011		(decr.)	2012		2011		(decr.)
Wireless	$20,730	43.5%	$22,556	41.6%	(8.1)%	$62,392	43.5%	$61,981	40.7%	0.7%
Wired	26,902	56.5	31,718	58.4	(15.2)	80,918	56.5	90,343	59.3	(10.4)
Total net sales	$47,632	100.0%	$54,274	100.0%	(12.2)%	$143,310	100.0%	$152,324	100.0%	(5.9)%
Our wireless products comprised 43.5% of our net sales for the third quarter of fiscal 2012 and 41.6% of our net sales for the third quarter of fiscal 2011. We expect that our sales of wired products will continue to decline. We anticipate that our sales of wireless products will grow at a faster rate than the decline of our sales of wired products. As we continue to transition to a wireless products and solutions-based sales organization, we may experience uneven demand, that may cause fluctuations in wireless revenue in future quarters.
Net Sales by Geographic Location
The following summarizes our total net sales by geographic region for all products:

	Three months ended June 30,		$ incr.	% incr.	Nine months ended June 30,		$ incr.	% incr.
($ in thousands)	2012	2011	(decr.)	(decr.)	2012	2011	(decr.)	(decr.)
North America	$27,668	$32,237	$(4,569)	(14.2)%	$84,413	$89,717	$(5,304)	(5.9)%
EMEA	11,965	13,021	(1,056)	(8.1)	35,707	37,723	(2,016)	(5.3)
Asia countries	6,430	6,897	(467)	(6.8)	18,231	19,780	(1,549)	(7.8)
Latin America	1,569	2,119	(550)	(26.0)	4,959	5,104	(145)	(2.8)
Total net sales	$47,632	$54,274	$(6,642)	(12.2)%	$143,310	$152,324	$(9,014)	(5.9)%
Net sales in North America decreased by $4.7 million and $5.3 million for the three and nine months ended June 30, 2012 compared to the same periods ended June 30, 2011, respectively. The decrease was due primarily to large revenue opportunities with new customers that have been slower to develop than expected and lower than expected sales in our Rabbit product line. Net sales in Europe, Middle East & Africa (“EMEA”) decreased by $1.1 million and $2.0 million for the three and nine months ended June 30, 2012 compared to the same periods ended June 30, 2011, respectively. The decrease was primarily due to general economic weakness in Europe as well as lower than expected sales from cellular products. Asia countries net sales decreased by $0.5 million and $1.5 million for the three and nine months ended June 30, 2012 compared to the same periods ended June 30, 2011, respectively, primarily due to delay of significant projects from customers. Net sales in Latin America decreased by $0.6 million and $0.1 million for the three and nine months ended June 30, 2012 compared to the same periods ended June 30, 2011, respectively, primarily due to the delay of projects from certain customers.
The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.5 million and $0.8 million for the three and nine month periods ended June 30, 2012, respectively, when compared to the same periods a year ago, primarily related to the weakening of the Euro compared to the U.S. dollar.
GROSS MARGIN
Gross margins were 53.1% and 52.7% for the three and nine months ended June 30, 2012, respectively. This compares to gross margins of 53.0% and 51.9% for the three and nine months ended June 30, 2011, respectively. The increase in the gross margin for both the three and nine months ended June 30, 2012 as compared to the same periods a year ago primarily was due to a reduction of purchased and core technology amortization of 0.3 percentage points and 0.5 percentage points, respectively. This is because certain intangible assets related to these technologies are now fully amortized. Manufacturing expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, were approximately the same, which increased as a percentage of net sales due to lower revenue in the third quarter of fiscal 2012. This was partially offset by product cost

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

savings and favorable product mix. Manufacturing expenses for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, decreased by 0.3 percentage points primarily due to manufacturing initiatives to reduce expenses.
OPERATING EXPENSES
The following summarizes our total operating expenses, in dollars and as a percentage of net sales:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2012		2011		(decr.)	2012		2011		(decr.)
Sales and marketing	$9,920	20.8%	$10,134	18.7%	$(214)	$30,359	21.2%	$29,464	19.3%	$895
Research and development	7,779	16.3	7,860	14.5	(81)	23,764	16.6	23,517	15.4	247
General and administrative	4,560	9.6	4,597	8.4	(37)	13,808	9.6	13,670	9.0	138
Restructuring	963	2.0	—	—	963	1,259	0.9	(70)	—	1,329
Total operating expenses	$23,222	48.7%	$22,591	41.6%	$631	$69,190	48.3%	$66,581	43.7%	$2,609

Sales and marketing expenses for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, decreased by $0.2 million primarily related to a decrease in commissions. For the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011, sales and marketing expenses increased by $0.9 million respectively. This increase primarily related to increased headcount and associated compensation expenses, partially offset by a reduction in incentive compensation.
Research and development expenses decreased $0.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to lower compensation expense as incentive compensation accruals were at a reduced level compared to the same period in the prior fiscal year and lower headcount. This was partially offset by an increase of $0.2 million in product certification and custom development costs. Research and development expenses increased $0.2 million for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011.
General and administrative expenses were essentially unchanged for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. There was an increase in professional fees, which was offset by a decrease in compensation-related expenses and amortization expense as certain intangible assets are becoming fully amortized. For the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, the net increase in general and administrative expenses of $0.1 million was due to increases in bad debt expense of $0.5 million, compensation-related expense of $0.2 million and professional fees and outside services of $0.2 million. This partially was offset by a decrease of $0.5 million related to amortization expense as certain intangible assets are now fully amortized and a decrease of $0.3 million from the reversal of a reserve for the NetSilicon IPO litigation as our insurers paid to the plaintiffs the full amount of the settlement share allocated to us.
Restructuring expense was $1.0 million during the three months ended June 30, 2012 related to the U.S. restructuring announced April 26, 2012 (see Note 11 to the Condensed Consolidated Financial Statements). For the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, restructuring expense increase $1.3 million due to $1.0 million of U.S. restructuring mentioned above and $0.3 million in the first six months of fiscal 2012 for the Breisach, Germany restructuring announced July 21, 2011.
OTHER INCOME (EXPENSE), NET
Other income (expense), net increased by $0.2 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to a decrease in foreign currency net loss. Other income (expense), net increased by $0.7 million for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011, due to a reduction in foreign currency net loss of $0.5 million, a gain on the sale of an investment for $0.1 million in the first quarter of fiscal 2012 and a $0.1 million increase in interest income net of interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
In the first nine months of fiscal 2012, we recorded a discrete tax benefit of $1.2 million, which included a benefit of $1.1 million recorded in the third fiscal quarter of 2012 for additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011. These additional tax credits resulted from a recently completed research and development tax credit study. During the first quarter of fiscal 2012, we recorded a discrete tax benefit of $0.1 million resulting from the release of income tax reserves due to the expiration of the statutes of limitations from various U.S. tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 18.6 percentage points for the nine month period ended June 30, 2012. Our income tax rate before consideration of discrete tax benefits is higher for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 primarily due to expiration of the research and development tax credit on December 31, 2011 for the current fiscal year and a reduction in domestic tax benefits.
In the first quarter of fiscal 2011, we recorded a discrete tax benefit of $0.6 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions related to the expiration of the statutes of limitations. It also resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 4.8 percentage points for the nine month period ended June 30, 2011 to 31.8%.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At June 30, 2012, we had cash, cash equivalents and short-term marketable securities of $108.5 million compared to $106.2 million at September 30, 2011. Our working capital (total current assets less total current liabilities) was $146.7 million at June 30, 2012 and $142.7 million at September 30, 2011. We presently anticipate total fiscal 2012 capital expenditures will be approximately $4.3 million.
Reconciliation of Changes in Operating Assets and Liabilities:

	Nine months ended June 30,		$ incr.
($ in thousands)	2012	2011	(decr.)
Accounts receivable	$89	$(3,670)	$3,759
Inventories	(3,477)	317	(3,794)
Other assets	(695)	(656)	(39)
Accounts payable	(989)	(414)	(575)
Income taxes	1,011	1,100	(89)
Accrued expenses	(1,806)	1,469	(3,275)
Changes in operating assets and liabilities	$(5,867)	$(1,854)	$(4,013)
Net cash provided by operating activities was $9.0 million for the nine months ended June 30, 2012 as compared to $16.2 million for the nine months ended June 30, 2011, a net decrease of $7.2 million. This decrease primarily was due to a decrease in net earnings of $3.0 million, a reduction of non-cash expenses for depreciation and amortization of $1.1 million, a decrease in operating assets and liabilities of $4.0 million and a decrease in the change of deferred income tax benefit of $0.9 million. It was partially offset by net increases in non-cash expenses for restructuring charges of $1.3 million, and $0.5 million in bad debt provision. The decrease in operating assets and liabilities of $4.0 million is due primarily to an outflow of $3.8 million due to increased inventory balances, a decrease of $3.3 million in accrued expenses mostly related to accrued compensation and a $0.6 million decrease in accounts payable. This partially was offset by an increase of $3.8 million in accounts receivable for the nine months ended June 30, 2011.
Net cash used in investing activities was $21.1 million during the nine months ended June 30, 2012 as compared to net cash used in investing activities of $10.8 million during the nine months ended June 30, 2011. During the first nine months of fiscal 2012 as compared the the first nine months of fiscal 2011, we used an additional $9.6 million for net purchases of marketable securities and an additional $0.8 million for net capital expenditures.
Cash provided by financing activities was $1.5 million and $3.1 million during the nine months ended June 30, 2012 and 2011, respectively, a net decrease of $1.6 million. This primarily was related to less proceeds from employee stock option plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

transactions during the first nine months of fiscal 2012 as compared to the same period a year ago.
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
At June 20, 2012, our total cash and cash equivalents and marketable securities balance was $108.5 million. This balance includes approximately $26.9 million of cash and cash equivalents held by our controlled foreign subsidiaries, of which approximately $17.3 million represents accumulated undistributed foreign earnings. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been provided. Although we have no current need to do so, if we change our unremitted assertion to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. Since the amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation, it is not practicable to determine the unrecognized deferred tax liability; however, based on current tax laws and structures, we do not believe this would have a material impact on our current consolidated financial position and cash flows.
On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20 million of our common stock. The new repurchase authorization expires on September 30, 2013. In connection with this new repurchase authorization, the Board terminated the prior repurchase authorization, under which 135,638 shares remained available for repurchase. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The timing of share repurchases will depend upon market conditions and other corporate considerations.
As of June 30, 2012, there were no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analysis comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For us, this guidance would be effective for our fiscal year beginning October 1, 2012. We, however, adopted this update early so it was effective for our fiscal year beginning October 1, 2011 (see Note 7 to the Condensed Consolidated Financial Statements). This guidance had no impact on our consolidated financial statements.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This guidance updates many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We adopted this guidance beginning with our fiscal quarter ending March 31, 2012. This guidance had no impact on our consolidated financial statements.

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
For the nine months ended June 30, 2012 and 2011, we had approximately $58.9 million and $62.6 million, respectively, of net sales to foreign customers including export sales. Of these sales, $17.9 million and $21.4 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2012	2011	(decrease)
Euro	1.3149	1.3884	(5.3)%
British Pound	1.5754	1.6047	(1.8)%
Japanese Yen	0.0127	0.0122	4.1%
Indian Rupee	0.0192	0.0221	(13.1)%
A 10% change from the first nine months of fiscal year 2012 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.2% increase or decrease in net sales and a 1.8% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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

ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2011 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

DIGI INTERNATIONAL INC.
Date:	August 7, 2012	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically