Form 10-K
period 2012-09-30
DIGI INTERNATIONAL INC
filed 2012-11-21
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $280,778,840 based on a closing price of $10.99 per common share as reported on the NASDAQ Global Select Market.
Shares of common stock outstanding as of November 20, 2012: 26,363,784
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

PART I.
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Words such as “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which the company operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions such as our recently announced purchase of Etherios, Inc., and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those described in Item 1A, Risk Factors, of this Form 10-K and subsequent quarterly reports of Form 10-Q and other filings, could cause our future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We are a leading provider of machine to machine (M2M) networking solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset and convey information about the asset's status and performance which can be sent to a computer system and used to improve or automate one or more processes. Increasingly these products and solutions are being deployed via wireless networks as wireless communications become more and more prevalent.
Our suite of products and solutions primarily includes:

•
Embedded and non-embedded hardware products and related software solutions which have been the historical foundation of our business. We report our results based on these two product categories. Our services and software offerings, which represent 4.5% of our total net sales in fiscal 2012, are included in our embedded product category because they do not represent a significant portion of our overall sales at this time and therefore, are included in our single operating and reporting segment. Our two product categories are as follows:

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

•
A non-embedded product is connected externally to a device or larger system to provide network connectivity or port expansion. Our non-embedded products often require no additional hardware development, but often are designed to permit the addition of customized software. Non-embedded products provide an economical way to network-enable previously deployed electronic devices. Examples of non-embedded products include: cellular products, console servers, serial cards, serial servers, USB connected products and wireless communication adapters.

•
Wireless product design and development services provide customers turn-key wireless networking products that can use a wide range of wireless technology platforms. These services are reported under our embedded product category.

•
The iDigi® M2M cloud-based service, software application development and related consulting and integration services. The iDigi® Device Cloud provides a secure environment in which customers can aggregate interaction with large numbers of disparate devices and to connect enterprise applications to these devices. This allows for devices to be monitored and controlled remotely and lets customers easily collect, interpret and utilize data from many devices to operate their businesses more efficiently. In addition, we also assist customers by providing application development and hosting services as well as consulting and integration services. These applications and services ease the deployment of M2M communications solutions. These sales are reported under our embedded product category.

For more in-depth descriptions of our primary hardware products, please refer to the heading “Listing of Principal Hardware Products” at the end of Part I, Item 1 of this Form 10-K.
Our products are deployed by a wide range of businesses and institutions as any business that utilizes a significant number of devices in the conduct of their business may realize benefits from M2M networking.
Our hardware product net sales represented 95.5%, 95.5% and 96.7% of our total net sales in fiscal 2012, 2011 and 2010, respectively. Our non-product revenue, which represented 4.5%, 4.5% and 3.3% of our total net sales in fiscal 2012, 2011 and 2010, respectively, include wireless product design and development services, application development services, licenses to use our iDigi® Device Cloud, post-contract customer support, fees associated with technical support, training, royalties and the sale of software licenses.
Our corporate website address is www.digi.com. In the About Us - Investor Relations section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and any amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Form 10-K, 10-Q or 8-K) in print by any stockholder who requests them from our investor relations personnel. The Investor Relations email address is ir@digi.com and its mailing address is: Investor Relations Administrator, Digi International Inc., 11001 Bren Road East, Minnetonka, Minnesota 55343. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC's Public Reference Room can be obtained by calling 1-800-SEC-0330.
Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
Industry and Marketplace Conditions
Long-Term Growth Prospects
We believe the marketplace for M2M networking solutions is poised for strong long-term growth. We also believe our company is well positioned to capitalize on this potential growth given the breadth of our product and service offerings, the depth of our experience and our expertise in developing and deploying M2M networking solutions. We expect there to be significant growth opportunities for many of our hardware products as well as our networking and software products and related services. We expect the M2M networking marketplace will attract a wide range of competitors, many of whom likely will have significantly more resources and operational scale than us.
We believe M2M networking is poised for strong long-term growth for two primary reasons:

•	The cost of connecting devices, sensors, machines, or other assets into networks has dropped dramatically over the past several years; and

•	Businesses and institutions want and need to operate more efficiently and productively in a competitive global marketplace.
With tens of billions of electronic devices deployed around the world, we believe the capacity of organizations to conduct more efficient operations by gathering and analyzing data is immense. The willingness of organizations to deploy networking products and applications to capture and analyze that data will depend on how efficiently these networking solutions can be deployed and maintained. We therefore believe a critical element in our ability to grow our business will be whether we can continue to develop and market M2M networking solutions at price points that can provide customers with a demonstrable return on their investment.
Short-Term Impacts of Economic and Regulatory Conditions
While we believe the long-term prospects for M2M networking are strong, we also feel this marketplace is susceptible to downturns in general economic conditions as well as uncertainty or changes in regulatory regimes. Sales cycles for networking equipment and solutions can be long and can require significant expenditures by customers. In turn, the willingness of customers to make purchases in times of economic or regulatory uncertainty that impacts their business may be compromised.
Strategy
Long-Term Goal
Our primary long-term goal is to be the leading global provider of M2M networking solutions that enable electronic devices to be provisioned, maintained, monitored, analyzed and managed remotely. In our business, M2M networking solutions include the following components which can be provided together or separately:

•	custom designed or off-the-shelf hardware that enables the delivery of data from devices to networks;

•	software applications that allow customers to monitor and manage networked devices;

•	securely aggregate and host device data as well as related software applications using our iDigi® Device Cloud; and

•	professional services to help customers define front-end requirements, deploy the solution and provide ongoing support.
Current Business Initiatives
To advance our primary long-term goal, we presently are focused on the following four strategic business initiatives:

1.	Continued development and delivery of hardware products (especially wireless products) that remain the foundation of our business;

2.	The development of software applications, enhancements to the iDigi® Device Cloud and the expansion of our ability to provide related services that enable customers to deploy these solutions;

3.	The development of sales and marketing capabilities more focused on broad-based M2M solutions as opposed to hardware; and

4.	The expansion of strategic relationships with other key participants in the M2M ecosystem including integrated circuit manufacturers, enterprise application providers and systems integrators.
Continued Delivery of Hardware Products. Hardware products remain the core driver behind our revenue and profitability at this time. We believe our expertise with this segment of the M2M marketplace provides us with an advantage in constructing broad based end-to-end solutions for customers. We believe we must continue to be an industry leader in the provision of hardware products that meet the needs of our legacy customers and the evolving marketplace.
Development of Software Applications, the iDigi® Platform and Services Capabilities. We believe strengthening our capabilities to develop and sell software applications, our iDigi® Device Cloud and related services that help customers deploy these solutions is important. Over time, more and more of our customers are seeking solutions that link numerous devices in various locations to software applications that enable them to monitor, control and analyze device performance remotely. In turn, we have increased our capacity to deliver these solutions.

We believe the business potential associated with delivering end-to-end wireless solutions is significant. By deploying software applications and hosting data on the iDigi® Device Cloud, we can derive recurring revenue streams that are not associated with sales of hardware.
The product development demands and customer support requirements of these solutions are different from hardware. As such we likely will expend disproportionately more research and development resources on these initiatives relative to the level of sales these solutions presently represent in our business. We also may find it appropriate to acquire businesses or solution sets in an effort to expand our capabilities and accelerate our growth.
Development of Sales and Marketing Efforts Towards Broader-Based M2M Solutions. We are also focused on expanding our marketing and sales capabilities to sell broader-based M2M solutions. The marketing and sales of such solutions is often fundamentally different from sales of hardware products alone. Often these sales involve interactions with individuals in the executive level (C Suite) of customers' organizations, requiring us to recruit solution-based sales skills for our sales force. These skills require personnel who can analyze business problems and provide a solution that delivers appropriate hardware and software as well as a return on the investment made to deploy the solution. In recent months, we have taken steps to hire additional personnel with the appropriate background to market and sell broad-based M2M solutions. Our recently completed acquisition of Etherios further advances this initiative. Etherios is a provider of consulting and professional services that uses cloud-based methods for integrating machines into core business processes via the salesforce.com service cloud. This acquisition expands our ability to develop and deploy software applications and solutions to help businesses solve a range of problems through M2M networking.
Further Expansion of Strategic Relationships. As the marketplace for M2M connectivity solutions continues to expand, we intend to expand the number of strategic relationships we maintain with equipment vendors, telecommunications service providers and systems integrators and to broaden their scope. Like many of our customers, our existing and potential strategic partners perceive a large market opportunity with customers seeking to deploy more “intelligent” network enabled devices and broader based M2M solutions to service their customers and end users. We therefore intend to focus a significant amount of our business development resources to leverage our evolving solutions expertise.
During fiscal 2012 we announced important strategic relationships with Freescale and Wind River that we believe will advance our business to become the leading M2M solutions provider. Each relationship will provide connectivity to our iDigi® Device Cloud in products that use Freescale and, via our relationship with Wind River, Intel technology, respectively. This will allow developers and OEMs to build connected products and cloud enabled services more rapidly. We believe that these types of relationships signal the beginning of a market strategy that will promote sales of broader M2M solutions that include hardware, cloud-based software services and professional services.
Acquisitions
We have completed several acquisitions in the past five fiscal years.

•
In April 2008, we acquired Sarian Systems, Ltd. (Sarian), a leader in the European wireless router market. Sarian merged into Digi International (UK) Inc. in October 2009 and designs and develops advanced wireless/cellular IP-based routing equipment for mission critical applications. The company has its own comprehensive IP-based operating system and software and offers customers technical excellence, flexibility and rapid customization.

•
In July 2008, we acquired Spectrum Design Solutions, Inc. (Spectrum), a leading design services organization. Spectrum is a wholly owned subsidiary of Digi International Inc. Spectrum focuses on solving a customer's wireless development challenges. Spectrum's engineers have extensive experience in wireless technologies such as Global System for Mobile communication (GSM), Code Division Multiple Access (CDMA), Global Positioning System (GPS), Wi-Fi and proprietary radio frequency (RF), as well as Application Specific Integrated Circuit (ASIC) design, Field Programmable Gate Array (FPGA) integration, embedded software and complete turn-key product development, which allows them to address virtually any wireless development need.

•
In June 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (MobiApps), a developer of M2M communications technology focusing on satellite, cellular and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and the U.S.

•
On October 31, 2012 we announced the acquisition of Etherios, Inc., a Chicago-based provider of consulting and professional services organization that uses a new cloud-based method for integrating machines into core business process via the salesforce.com service cloud (see Note 18 to our Consolidated Financial Statements).

Sales Channels
We sell our products through a global network of distributors, systems integrators and value added resellers (VARs), and to original equipment manufacturers (OEMs).
Distributors
Our larger distributors, based on sales we make to them, include Synnex, Arrow Electronics, Inc./NuHorizons, Ingram Micro, Tech Data Corporation, Future Electronics, Miel, Atlantik Elektronik GmbH and Express Systems & Peripherals. We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia and Latin America. Additionally, we maintain strong relationships with catalog distributors such as CDW, Insight, Digi-Key and Mouser Electronics. We recently entered into a distributor agreement with Avnet.
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, cellular carriers and Smart Grid vendors. Among others, key partners include: Intel, Wind River, VMware, Silicon Laboratories, Freescale, Qualcomm, Ericsson, Itron, AT&T, Sprint, Verizon, Bell Mobility, Telus, Rogers and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions. We also have a relationship with salesforce.com through the acquisition of Etherios, Inc., a Chicago based consulting and professional services organization which is a salesforce.com Platinum Partner.
We have established relationships with equipment vendors, such as Siemens AG, in a range of industries such as medical device, fleet management and tank management that allow the vendors to ship our products and services as component parts of their overall solutions. Many of the world's leading telecommunications companies and Internet service providers also rely on our products, including AT&T Inc., Sprint Nextel Corp. and Verizon Communications Inc.
No single customer comprised more than 10% of our net sales for any of the years ended September 30, 2012, 2011 and 2010.
Competition
We compete in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. While we have no competitors that offer a comparable range of products and services, various companies do compete with us in one or more product or service offering. We believe that as the marketplace for M2M connectivity products and solutions continues to grow and as we continue to expand our product and service offerings, it is likely we will encounter increased competition; likely from parties who have significantly more resources than we possess.
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
Research & Development and Intellectual Property Rights
During fiscal years 2012, 2011 and 2010, our research and development expenditures were $30.8 million, $31.6 million and $27.8 million, respectively. As we expand our capabilities with respect to software applications and the iDigi® Device Cloud, we expect to spend a disproportionate amount of our research and development resources on these initiatives relative to the percent of net sales they generate for our company at present.
Due to rapidly changing technology in the communications technology industry, we believe that our success depends primarily upon the product development skills of our personnel, and the ability to integrate acquired technologies with organically developed technologies. We have incurred in-process research and development charges in connection with our past acquisitions, which were expensed upon consummation of the acquisitions. Effective October 1, 2009 in-process research and development costs are capitalized according to new authoritative guidance issued by the Financial Accounting Standards Board (FASB) related to business combinations. Such acquired in-process research and development charges will be disclosed separately and will be incremental to our research and development expenditures discussed above. Since this new guidance was effective, we have not completed any acquisitions that included in-process research and development.
Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents.
We have established common law and registered trademark rights on a family of marks for a number of our products. Our products and services are sold under the Digi, Rabbit, iDigi®, Digi m-Trak™, Spectrum and Etherios brands. We believe that the Digi and Rabbit brands have established strong identities with our targeted customer base and our customers associate the Digi brand with “reliability” and the Rabbit brand with “ease of integration.” Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability. In the core module and semiconductor application environments, we believe ease of integration is a powerful brand identity.
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
Backlog
Backlog as of September 30, 2012 and 2011 was $23.1 million and $36.4 million, respectively. The majority of the backlog at September 30, 2012 is expected to be shipped in fiscal 2013 and less than 3% is expected to be shipped beyond fiscal 2013. Our backlog decrease as of September 30, 2012 as compared to September 30, 2011 primarily is due to large wireless customer orders at the end of fiscal 2011. Backlog as of any particular date is not necessarily indicative of our future sales trends.
Employees
We had 643 employees on September 30, 2012. We consider our relations with our employees to be good.
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
During 2012, we had approximately $78.2 million of net sales related to foreign customers including export sales, of which $23.4 million was denominated in foreign currency, predominantly the Euro and British Pound. During both 2011 and 2010, we had approximately $85.5 million and $75.2 million, respectively of net sales to foreign customers including export sales, of which $28.8 million and $27.6 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds. Financial information about geographic areas appears in Note 4 to our Consolidated Financial Statements in this Form 10-K.

LISTING OF PRINCIPAL HARDWARE PRODUCTS
Embedded Networking Products
Modules - Developing a device around a chip or microprocessor involves a high level of complexity. A module is a group of components that are set up to work together, eliminating much of that complexity. An embedded module may provide somewhat less flexibility than a chip, but is much easier to implement into a product design. A number of these modules can be connected directly to iDigi®, enabling remote management and remote application connectivity.
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
Integrated Circuits (Chips) - A chip (or microprocessor) provides the “brains” and processing power of an intelligent electronic device or communication sub-system.  Some of our higher volume customers choose to purchase chips and build their own products.  Chips are low cost but require the highest level of development expertise.  Building a solution from the chip level offers a low cost of the end design, but the level of complexity in product development can increase risk and prolong time to market.
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
Software and Development Tools for Chips and Modules - Coupled with the chips and modules are a variety of development tools and associated software to make application development easy. We provide software and tools for a variety of operating environments and developer skill sets. These include Linux® and Microsoft® Windows® Embedded CE as well as our own Net+OS, Dynamic C and Python based iDigi® Dia.
Single Board Computers - Single-board computers (SBCs) are complete systems on a single circuit board. They are essentially a programmable box product without the enclosure - everything is on the board and ready to be embedded into a larger system. They offer the same benefits as the processor modules, but eliminate the need for additional interface circuitry because they include all of the key device interface components on one circuit board.
Satellite Communication Devices - Our acquisition of MobiApps Holdings Private Limited (MobiApps) in June 2009 added satellite communication products that provide worldwide satellite data transmit/receive capabilities for customers involved in satellite-based tracking and industrial remote communications. Operating over the ORBCOMM low-earth orbit satellite network, these products can significantly improve asset utilization by allowing clients to monitor, track and manage their fixed and mobile assets around the world. In fiscal 2011, we added the support of the Iridium satellite network to some of our gateway products.
Non-Embedded Networking Products
Cellular Products:
Routers - Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for hard to reach sites and devices. We introduced the first intelligent high-speed cellular router in 2005 to address the growing need for customers to connect remote sites and devices. These products have been certified by the major wireless providers in North America and abroad, including AT&T®, Verizon Wireless®, Sprint®, Bell Mobility and Rogers. All of our cellular products include a unique remote management platform that provides secure management of devices across remote networks and can all use iDigi® for remote management. In addition, application connectivity, management and customization is enabled via the iDigi® platform for many of these products.

Gateways - A gateway aggregates local wireless data traffic and transports it over a cellular or other Internet Protocol (IP)-based network, usually back to a central application or database. Our gateway products enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. These gateways can work in conjunction with our wireless adapters and wireless embedded modules to enable customers to monitor and manage remote devices in a non-intrusive and economical way. All of our gateway products are linked with iDigi® for secure management of devices across remote networks, application connectivity and customization.
Wireless Communication Adapters - Our wireless communication adapters are small box products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting ZigBee®, Wi-Fi® and proprietary RF technologies, we can meet most customer application requirements, such as serial cable replacement, Ethernet cable replacement, mesh networking, low cost/low power remote monitoring, simple I/O control functions, environmental sensors and long distance connectivity. In conjunction with one of our gateways, wireless communication adapters plug into iDigi® for remote management, application connectivity and customization.
Serial Servers - Serial Servers (also known as device servers and terminal servers) add wired or wireless network connectivity to a serial device. They transfer data between a serial port and an Ethernet network, turning a previously isolated device with a serial port into a fully collaborative network component. We believe that serial servers will remain an important product category as Ethernet based serial connections continue to extend beyond their current applications into many new markets such as building automation, health care, process control, and secure console port management on servers, routers, switches and other network equipment. Many of our serial servers can also leverage iDigi® for application connectivity, remote management and customization.
Console Servers - Console servers, or console management servers, provide access to the serial ports of network equipment such as servers, routers or switches. Our intelligent console servers enable customers to access, monitor or manage their network devices across multiple sites, both remotely over the network or via their console ports even during network outages. These console servers provide advanced auditing and logging capabilities that complement regulatory compliance efforts such as the Sarbanes-Oxley Act of 2002 and Health Insurance Portability and Accountability Act of 1996 (HIPAA).
USB Connected Products - The Universal Serial Bus (USB) is a “plug-and-play” interface between a computer and peripheral devices. In recent years, many serial ports on PCs have been replaced with USB ports, due in large part to the usability and cost effectiveness of USB devices. We have one of the most comprehensive and advanced USB port expansion product lines in the industry. Our USB-to-serial converters enable customers to expand a single USB port into multiple serial ports to connect legacy peripheral devices. The product line also includes USB hubs that add additional USB or powered USB ports, which are often used in retail environments, and a network-enabled hub that connects USB devices over an IP network, which is an industry first.
Serial Cards - A serial card plugs into the expansion slot of a computer to provide serial ports for device connectivity. We are a global leader in this category and offer one of the most extensive serial card product families. Our products support a wide range of operating systems, port densities, bus types, expansion options and applications. As Ethernet connections extend beyond current applications, the serial card products are gradually transitioning to network-attached and/or USB-attached devices. We have strengthened our product offering to meet customer needs and fully support this mature product line while working to seamlessly transition customers to newer technologies.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, profitability, financial position, liquidity, capital resources and common stock.
Risks Relating to Our Business
Our dependence on new product development and the rapid technological change that characterizes our industry makes us susceptible to loss of market share resulting from competitors' product introductions and enhancements, service capabilities and similar risks.
The M2M networking industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles in certain instances and rapidly changing customer requirements. The introduction of products and enhancements embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenues to decline. Further, if competitors offer better services capabilities associated with the implementation and use of products in communication networks, our business could be impacted negatively.
We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will meet the requirements of the marketplace adequately and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. This risk may become more pronounced as new competitors enter the marketplace, especially if these competitors have more resources than us to develop and market new products and technologies and provide related services. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenues to decline.
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenues and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2012, 2011 and 2010, our research and development expenses comprised 16.2%, 15.5% and 15.2%, respectively, of our net sales. If we are unable to develop new products, applications and services as a result of our research and development efforts, or if the products, applications and services we develop are not successful, our business could be harmed. Even if we develop new products, applications and services that are accepted by our target markets, the net revenues from these products, applications and services may not be sufficient to justify our investment in research and development.
Many of our products, applications and services have been developed through a combination of internally developed technologies and acquired technologies. Our ability to continue to develop new products, applications and services partially is dependent on finding and acquiring new technologies in the marketplace. Even if we identify new technologies that we believe would be complementary to our internally developed technologies, we may not be successful in obtaining those technologies or we may not be able to acquire the technologies at a price that is acceptable to us.
A substantial portion of our recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment and medical equipment. In addition, we expect to devote a disproportionate amount of our research and development resources to the development of software applications and our iDigi® cloud-based platform relative to the amount of sales those solutions produce for our business presently. We believe these areas of investment are necessary as we work to transform our business to provide broader based M2M solutions to the marketplace. This disproportionate investment, however, may cause us not to develop various hardware products, the area of our business that currently delivers the significant majority of both our revenues and profits. Our financial performance is dependent upon the development of the intelligent device and software solutions markets that we are targeting, the increasing adoption of these technologies and our ability to compete successfully and sell our products and solutions.
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
From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Our failure to anticipate the revenue declines associated with older products or manage transitions from older products effectively could result in inventory obsolescence and also have a material adverse effect on our revenues and profitability.  For instance, our Rabbit product line recently began to experience a faster than expected decline in sales that has impacted our financial results.
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
Our ability to sustain and grow our business depends in part on the success of our channel partner distributors and resellers.
A substantial part of our revenues is generated through sales by channel partner distributors and resellers. Sales through our channel partners accounted for 61.4%, 64.1% and 63.7% of our total net sales in fiscal 2012, 2011 and 2010 respectively. To the extent our channel partners are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They also may have incentives to promote our competitors' products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, violate laws or our corporate policies. If we fail to effectively manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.
Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties as well as our ability to integrate and assure use of our products and services in co-ordination with the products and services of certain strategic partners in a commercially acceptable manner.
We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and new strategic partners in the future. We believe our development of a broad based M2M solutions business is enhanced greatly by a variety of strategic relationships with parties such as telecom carriers, systems integrators, enterprise application providers and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests and there is no assurance any strategic relationship will generate enough revenue to offset the significant resources we use to advance the relationship. Parties with whom we establish strategic relationships may also work with companies that compete with us. We also have limited, if any, control as to whether these parties devote adequate resources to promoting, selling, and implementing our products. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain companies with whom we maintain strategic relationships de-emphasizing their dealings with us or becoming potential competitors in the future. We also have limited, if any, control as to other business activities of these parties and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law or otherwise suffer reputational harm for other reasons. All of these factors could have a material and adverse affect on our business and results of operations.
In some cases we expect the establishment of a strategic relationship with a third party to result in integrations of our products or services with those of other parties. Identifying appropriate parties for these relationships as well as negotiating and documenting business agreements with them requires significant time and resources. We expect these agreements typically to be non-exclusive and not to prohibit the other party from working with our competitors or offering competing services. Once the relationship is established we may also encounter difficulties in combining our products and services in a commercially acceptable manner. Further, even if we do complete such a combination we may have little to no control as to whether the other party in the relationship develops adequate resources in promoting, selling and implementing our products or services. We expect this type of dynamic where our ability to realize sales opportunities is dependent on how our products and services interact with those sold by third parties may become more common as the marketplace for M2M networking evolves. There can be no guaranty in any particular instance that we will be successful in making our products interact with those of other parties in a commercially acceptable manner and, even if we do, we cannot guaranty the resulting products and services will be effectively marketed or sold via the relationship.
Our participation in a services and solutions model, using cloud-based services, presents execution and competitive risks.
We are deploying a services and solutions model using our own internally developed hosted services and cloud-based platform, software applications, and supporting products. We are employing significant human and financial resources to develop and deploy this cloud-based platform and related software applications. While we believe our wireless, device networking and connectivity expertise, investments in infrastructure, and our innovative environment provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Because these are relatively new solutions in the marketplace, we expect we may encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. Whether we are successful in this new business model depends on a number of factors, including:

•	our ability to put in place effectively and continuously evolve the infrastructure to deploy our solutions;

•	the features and functionality of our platform relative to any competing platforms as well as our ability to market our platform effectively;

•	our ability to engage in successful strategic relationships with third parties such as carriers, chip makers and systems integrators;

•	competing effectively for market share; and

•
deploying complete end-to-end solutions that meet the needs of the marketplace generally as well as the particular requirements of our customers more effectively and efficiently than competitive solutions.

Any acquisitions we have made or will make could disrupt our business and seriously harm our financial condition.
We will continue to consider acquisitions of complementary businesses, products or technologies. In the event of any future acquisitions, we could issue stock that would dilute our current stockholders' percentage ownership, incur debt, assume liabilities, or incur large and immediate write-offs.
Our operation of any acquired business also involves numerous risks, including but not limited to:

•	problems combining the purchased operations, technologies, or products;

•	unanticipated costs;

•	diversion of management's attention from our core business;

•	difficulties integrating businesses in different countries and cultures;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the purchased organization.
We cannot assure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future and any failure to do so could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management's attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of any consummated or unconsummated acquisition.

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
No single customer has represented more than 10% of our sales in any of the last three fiscal years. In addition, many of our customers make significant one time hardware purchases for large projects which are not repeated. As a result our sales may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenues for that period.
The ongoing shift of our sales efforts to focus more on the delivery of broader based solutions involves a more complex sales process and may involve longer sales cycles than the sale of our legacy hardware products.
We are migrating more of our sales resources towards the delivery of broader based solutions that can include the sale of hardware, custom applications and application hosting rather than the sale of only hardware point products.  The sale of broader based solutions is often more complex than the sale of hardware products on a standalone basis and often involves the delivery of a value proposition that is based on business factors other than product features and functionality that drive many hardware sales.  These sales also are more likely to be subject to increased levels of internal review by our customers compared to hardware point product sales and can have longer sales cycles as well.  Sales of these types of solutions have not been a focal point of our company historically and our failure to develop our solutions based sales capabilities could have a material adverse impact on our long term business prospects.  In addition, the migration of more sales and marketing resources towards the delivery of broader based solutions could affect our sales and results of operations from quarter to quarter adversely as we devote less resources towards hardware point product sales that have traditionally represented the significant majority of our revenue and more towards the develop of new sales channels for broader based solutions.
The long and variable sales cycle for certain of our products makes it more difficult for us to predict our operating results and manage our business.
The sale of our products typically involves a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users' internal procedures to deploy new technologies within their products and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, such as end users' internal purchasing reviews, that are beyond our control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer are not realized or delayed, our operating results could be materially adversely affected.
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
Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters. For instance, on October 26, 2011, we announced that flooding in Thailand had impacted the operations of our contract manufacturer located near Bangkok, Thailand.  If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner, or cause us to seek other sources of supply, which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier's facilities. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenues and profitability. Natural disasters in other parts of the world on which our operations are reliant also could have material adverse impacts on our business.
Our use of suppliers in Southeast Asia involves risks that could negatively impact us.
We purchase a number of components from suppliers in Southeast Asia. Product delivery times may be extended due to the distances involved, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays or expediting and customs issues. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability.
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
We face risks associated with our international operations and expansion that could impair our ability to grow our revenues abroad as well as our overall financial condition.
We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate business and cultural norms are different than those in the United States and practices that may violate laws and regulations applicable to us like the Foreign Corrupt Practices Act (“FCPA”) unfortunately are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.
Our failure to comply effectively with regulatory laws pertaining to our foreign operations could have a material adverse effect on our revenues and profitability.
We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the FCPA and all other anti-corruption laws, such as the UK Anti-Bribery Act, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of this law. Violations of the FCPA or other similar laws could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also deter us from selling our products in international jurisdictions, which could have a material adverse effect on our revenues and profitability.
Foreign currency exchange rates may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on our costs and revenue. Because our financial statements are denominated in U.S. Dollars and approximately 12.3% of our revenues are denominated in a currency other than U.S. Dollars, such as Euros, British Pounds, Indian Rupee and Yen, our sales and earnings may be adversely impacted if the U.S. dollar strengthens significantly against these foreign currencies.
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
We may have additional tax liabilities.
We are subject to income taxes in the United States and many foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes, including our reserves for uncertain tax positions.  In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.  We regularly are under audit by tax authorities.  Although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different from our historical income tax provisions and accruals.  The results of an audit could have a material effect on our consolidated financial position, results of operations, or cash flows in the period or periods for which that determination is made.
Risks Related to Our Common Stock
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2012, the closing price of our common stock on the NASDAQ Global Select Market ranged from $8.27 to $14.02 per share. Our closing sale price on November 15, 2012 was $9.34 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may have a significant impact on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our property locations as of September 30, 2012:

Location of Property	Use of Facility	Approximate Square Footage	Ownership or Lease Expiration Date
Minnetonka, MN	Research & development, sales, sales support,	130,000	Owned
(Corporate headquarters)	marketing and administration

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Minneapolis, MN	Engineering services	16,837	November 2016

Waltham, MA	Research & development, sales and sales support	6,836	October 2015

Austin, TX	Sales, sales support, marketing	6,563	March 2014
	and administration

Lindon, UT	Sales, marketing, research & development	11,986	December 2015
	and administration

Herndon, VA	Sales, marketing and technical support	2,416	October 2014

Hong Kong, China	Sales, marketing and administration	4,061	February 2013

Beijing, China	Sales, marketing and administration	3,149	November 2014

Shanghai, China	Sales, marketing and administration	1,991	May 2014

Dortmund, Germany	Sales, sales support, marketing and	21,485	March 2013
	administration

Breisach, Germany	Sales and research & development	8,748	July 2013

Neuilly sur Seine, France	Sales and marketing	2,895	January 2015

Ilkley, UK	Sales, sales support, research & development, marketing	5,073	September 2017
	and administration

Logrono, Spain	Sales, research & development and administration	3,228	January 2017

Tokyo, Japan	Sales	1,371	November 2013

Bangalore, India	Sales, research & development and administration	17,400	March 2015

Singapore	Sales, marketing and administration	2,530	June 2014
In addition to the above locations, we perform research and development activities in various other locations in the United States and sales activities in various other locations in Europe and Asia which are not deemed to be principal locations and which are not listed above. We believe that our facilities are adequate for our needs. In February 2008, we sold our facility in Dortmund, Germany and leased back approximately 40% of the property for a period of five years, with a renewal option for an additional five years. As a result of the restructuring of our Breisach, Germany location, the manufacturing, warehousing and administration functions at this location ceased at the end of December 2011.

ITEM 3. LEGAL PROCEEDINGS
Inital Public Offering Securities Litigation
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
In March 2012, our insurers paid to the plaintiffs on our behalf the full amount of the settlement share allocated to us of $337,838. We have no financial liability under the terms of the settlement agreement. As a result, during the second fiscal quarter of 2012, we reversed our accrued liability of $300,000 and the related receivable of $50,000. These amounts represented the estimated settlement of $300,000 less our $250,000 deductible.
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
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas.  This claim subsequently was moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO's patents by wireless mesh networking and multi-port networking products. On October 23, 2012, we settled the lawsuit for a payment of $500,000 which was recorded during the fourth quarter of fiscal 2012 and we entered into a royalty-bearing license agreement for future sales of licensed products sold during the term of the agreement through 2018. We do not expect this license agreement to have a material impact on our consolidated financial statements in the future (see Note 16 to our Consolidated Financial Statements).
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

ITEM 3. LEGAL PROCEEDINGS (CONTINUED)
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the NASDAQ Global Select Market tier of the NASDAQ Stock Market LLC. On November 15, 2012, the number of holders of our common stock was approximately 8,142, consisting of 157 record holders.
High and low sale prices for each quarter during the years ended September 30, 2012 and 2011, as reported on the NASDAQ Stock Market LLC, were as follows:
Stock Prices

2012	First	Second	Third	Fourth
High	$14.21	$12.58	$11.46	$11.27
Low	$9.87	$9.97	$8.12	$8.30

2011	First	Second	Third	Fourth
High	$11.62	$12.42	$13.43	$15.39
Low	$9.29	$9.29	$9.41	$10.94
Dividend Policy
We have never paid cash dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for periodic stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
Issuer Repurchases of Equity Securities
On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock. This repurchase authorization expires on September 30, 2013. In connection with this new repurchase authorization, the Board terminated the prior repurchase authorization, under which 135,638 shares remained available for repurchase. During fiscal 2012, we did not repurchase any shares under the new repurchase authorization. As of September 30, 2012, $20.0 million of our common stock remained available to be repurchased under the new program. Since September 30, 2012 shares of our common stock have been purchased under the new program. Purchases made during the first quarter of fiscal 2013 will be reported in our quarterly report on Form 10-Q for such period.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders' return on our Common Stock for the period from the close of the NASDAQ Stock Market - U.S. Companies on September 30, 2007 to September 30, 2012, the last day of fiscal 2012, with the total cumulative return on the CRSP Total Return Index for the NASDAQ Stock Market - U.S. Companies (the “CRSP Index”) and the CRSP Index for NASDAQ Telecommunications Stocks (the “Peer Index”) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2007, for our Common Stock, the CRSP Index and the Peer Index and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
FY07
FY08
FY09
FY10
FY11
FY12
Digi International Inc.
CRSP Index
Peer Index

	FY07	FY08	FY09	FY10	FY11	FY12
Digi International Inc.	100.00	71.63	59.83	66.64	77.25	71.35
CRSP Index	100.00	78.84	80.32	90.57	94.63	124.65
Peer Index	100.00	69.35	69.19	88.03	91.71	132.54

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2012	2011	2010	2009	2008
Net sales (1)	$190,558	$204,160	$182,548	$165,928	$185,056
Gross profit	$100,337	$106,588	$92,209	$81,265	$97,869
Sales and marketing	39,242	39,549	37,010	35,304	36,879
Research and development	30,767	31,642	27,825	26,381	27,040
General and administrative (2)	18,188	18,206	17,889	14,557	16,035
Restructuring	1,259	154	(468)	1,953	—
Acquired in-process research and development	—	—	—	—	1,900
Operating Income	10,881	17,037	9,953	3,070	16,015
Total other income (expense), net (3)	16	(522)	566	1,212	2,900
Income before income taxes	10,897	16,515	10,519	4,282	18,915
Income tax provision (4)	3,282	5,496	1,578	199	6,564
Net income	$7,615	$11,019	$8,941	$4,083	$12,351

Net income per common share - basic	$0.30	$0.44	$0.36	$0.16	$0.48
Net income per common share - diluted	$0.29	$0.43	$0.36	$0.16	$0.47

Balance sheet data as of September 30,
Working capital (total current assets less total current liabilities)	$155,377	$142,748	$122,105	$106,121	$112,236
Total assets	$293,084	$283,895	$266,965	$258,948	$271,416
Long-term debt and capital lease obligations	$—	$—	$—	$9	$345
Stockholders' equity	$270,857	$260,716	$240,556	$229,586	$231,934
Book value per common share (stockholders' equity divided by outstanding shares)	$10.45	$10.17	$9.59	$9.29	$9.14
Number of employees as of September 30	643	691	648	634	663

(1)	Acquisitions provided the following net sales during the year of acquisition: MobiApps in fiscal 2009 of $0.4 million and Sarian and Spectrum in fiscal 2008 of $6.5 million.

(2)	Included in general and administrative expense in fiscal 2010 is investigation and remediation expenses of $1.4 million ($0.9 million after tax).

(3)
Included in total other income (expense), net is an other-than-temporary impairment charge of $1.0 million ($0.7 million after tax) recorded during fiscal 2008 on an investment in a bond issued by Lehman Brothers.

(4)
In fiscal fiscal 2012, 2011 and 2010, we recorded net discrete tax benefits of $1.5 million, $0.7 million and $2.3 million, respectively (see Note 10 to our Consolidated Financial Statements). In fiscal 2009 we recorded a net discrete tax benefit of $1.2 million resulting from the reversal of tax reserves associated with the extension of the research and development credit, the resolution of certain state tax matters and the closing of a prior tax year. In fiscal 2008 we reversed income tax reserves of $0.5 million primarily due to the statutory closing of a prior U.S. federal and state tax year and the filing of a prior year tax return and adjustments to actual for items reported on the tax returns for fiscal 2007.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our financial statements and other information in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

OVERVIEW
We are a leading provider of machine to machine (M2M) networking solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset and convey information about the asset's status and performance which can be sent to a computer system and used to improve or automate one or more processes. As wireless communications become more and more prevalent, increasingly these products and solutions are deployed via wireless networks. Our hardware products have been the historical foundation of our business.  In 2009, we introduced a cloud-based internet platform (iDigi®) which our customers can utilize to monitor and control electronic devices.  Our iDigi® Device Cloud provides customers with a platform to securely aggregate and to host data transmitted by remote electronic devices and to connect enterprise applications to these devices. We also assist customers by providing application development and hosting services as well as consulting and integration services. These applications and services ease the deployment of M2M communications solutions. Our wireless product design and development services offered by our Spectrum Design Services subsidiary provides customers turn-key wireless networking products that can use a wide range of wireless technology platforms. Our products are deployed by a wide range of businesses and institutions as any business that utilizes a significant number of devices in the conduct of their business may realize benefits from M2M networking.
We have a single operating and reporting segment.  Our revenues consist of products that are in non-embedded and embedded product categories.  Non-embedded products are connected externally to a device or larger system to provide wired or wireless network connectivity or port expansion. Embedded products are used by a product developer to build an electronic device in which the product provides processing power, wired Ethernet, or wireless network connectivity to that device.  The products included in the non-embedded product category include cellular products, wireless communication adapters, console and serial servers, USB connected products and serial cards.  The products included in the embedded product category include modules, single-board computers, chips, software and development tools, iDigi® services, software applications and related services, custom hardware design services and satellite communication products.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the fiscal 2012 metrics that we feel are most important in these evaluations:

•
Net Sales were approximately $191 Million. Our net sales were $190.6 million in fiscal 2012, and decreased by $13.6 million, or 6.7%, compared to net sales of approximately $204.2 million in fiscal 2011. The majority of the decrease was attributable to wired product net sales which decreased by $11.7 million from fiscal 2012 to fiscal 2011.

•
Gross Margin was 52.7%.  Our gross margin increased as a percentage of net sales to 52.7% in fiscal 2012 from 52.2% in fiscal 2011.  The increase primarily resulted from a reduction in the amortization of purchased and core technology as certain intangibles were fully amortized, reduced costs through the restructuring of European operations and cost reduction initiatives for the production of our products. These impacts were partially offset by increased costs to operate the iDigi® Device Cloud and increased expenses associated with mitigating the effects of flooding in Thailand in October 2011 which impacted a significant contract manufacturer.

•
Net Income was $7.6 Million and Earnings Per Diluted Share were $0.29. Our net income was $7.6 million in fiscal 2012, a decrease of $3.4 million, or 30.9%, compared to net income of $11.0 million in fiscal 2011. Earnings per diluted share were $0.29 in fiscal 2012 compared to $0.43 in fiscal 2011.

•Earnings Before Taxes, Interest, Depreciation and Amortization (EBITDA). We believe that the presentation of EBITDA as a percentage of net sales, which is a non-GAAP financial measure, is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We also believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.  EBITDA is also used as an internal metric for executive compensation, as well as incentive compensation for the rest of the employee base, and it is monitored quarterly for these purposes. Our EBITDA were $18.4 million, or 9.7% of net sales in fiscal 2012 compared to $25.5 million, or 12.5% of net sales in fiscal 2011. Below is a table reconciling net income to EBITDA (in thousands):

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Year ended September 30,
	2012	2011
Net income	$7,615	$11,019
Interest income, net	(266)	(165)
Income tax provision	3,282	5,496
Depreciation and amortization	7,815	9,177
Earnings before interest, taxes, depreciation and amortization	$18,446	$25,527

•
Our Balance Sheet and Cash from Operations Remained Strong.  Our current ratio was 9.5 to 1 at September 30, 2012 compared to 8.3 to 1 at September 30, 2011.  Cash and cash equivalents and marketable securities increased $12.4 million to $118.6 million at September 30, 2012, from $106.2 million at September 30, 2011.  On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock (see Note 12 to our Consolidated Financial Statements).

We accomplished a number of key initiatives in fiscal 2012 and also faced significant challenges relative to our business.
Accomplishments

•	We continued to generate strong, positive cash flows even as revenues fell short of expectations. We believe our strong cash position provides a solid foundation for growing our business.

•
We announced important strategic relationships with Freescale and Wind River that we believe will advance our business to become the leading M2M solutions provider. Each relationship will provide connectivity to our iDigi® Device Cloud in products that use Freescale, via our relationship with Wind River, Intel technology, respectively. This will allow developers and OEMs to build connected products and cloud enabled services more rapidly. We believe that these types of relationships signal the beginning of a market strategy that will promote sales of broader M2M solutions that include hardware, cloud-based software services and professional services.

•
We restructured our sales organization and invested in solution sales capabilities to more aggressively sell broader-based M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force and hired new employees or re-assigned existing employees into newly created positions (see Note 9 to our Consolidated Financial Statements).

Challenges

•
During fiscal 2011 we completed sales on many significant customer projects. During fiscal 2012 we were unable to close on a similar level of project-based sales opportunities. This issue was most pronounced in North America and Europe.

•	The global economic environment, most notably in Europe, continued to be volatile in fiscal 2012. This also adversely impacted our financial results.

•	We experienced an unexpected decline in sales of our Rabbit products during fiscal 2012 and now believe this product line is maturing one to two years earlier than anticipated.

•
Flooding at a Thailand based contract manufacturer in October 2011 disrupted our business temporarily. While this did not impact our revenues or margins materially, it did have some negative impact on our expenses within cost of goods sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our Consolidated Statements of Operations, expressed as a percentage of net sales and as a percentage of change from year-to-year for the years indicated.

($ in thousands)	Year ended September 30,						% Increase (decrease)
	2012		2011		2010		2012 compared to 2011	2011 compared to 2010
Net sales	$190,558	100.0%	$204,160	100.0%	$182,548	100.0%	(6.7)%	11.8%
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	88,445	46.4	94,702	46.4	86,266	47.3	(6.6)	9.8
Amortization of purchased and core technology	1,776	0.9	2,870	1.4	4,073	2.2	(38.1)	(29.5)
Gross profit	100,337	52.7	106,588	52.2	92,209	50.5	(5.9)	15.6
Operating expenses:
Sales and marketing	39,242	20.6	39,549	19.4	37,010	20.3	(0.8)	6.9
Research and development	30,767	16.2	31,642	15.5	27,825	15.2	(2.8)	13.7
General and administrative	18,188	9.5	18,206	8.9	17,889	9.8	(0.1)	1.8
Restructuring	1,259	0.7	154	0.1	(468)	(0.3)	717.5	(132.9)
Total operating expenses	89,456	47.0	89,551	43.9	82,256	45.0	(0.1)	8.9
Operating income	10,881	5.7	17,037	8.3	9,953	5.5	(36.1)	71.2
Other income (expense), net	16	—	(522)	(0.2)	566	0.3	(103.1)	(192.2)
Income before income taxes	10,897	5.7	16,515	8.1	10,519	5.8	(34.0)	57.0
Income tax provision	3,282	1.7	5,496	2.7	1,578	0.9	(40.3)	248.3
Net income	$7,615	4.0%	$11,019	5.4%	$8,941	4.9%	(30.9)%	23.2%
NET SALES
Net sales were $190.6 million in fiscal 2012 compared to $204.2 million in fiscal 2011, a decrease of $13.6 million or 6.7%. The decrease primarily was due to a lower than anticipated closure rate of large new customer projects, most notably in North America and EMEA, and unfavorable economic conditions, most notably in Europe. In addition, our Rabbit-branded product line matured and net sales began to decline one to two years earlier than anticipated. We believe that our serial servers, Rabbit-branded modules, chips and USB products are mature products and we expect that net sales of these products will continue to decrease in the future. We did not experience a material change in revenue due to pricing during fiscal 2012.
Net sales were $204.2 million in fiscal 2011 compared to $182.5 million in fiscal 2010, an increase of $21.7 million or 11.8%, primarily due to a $26.6 million increase in the net sales of modules, cellular products, engineering design services, serial servers, chips and iDigi® services. This was partially offset by a $4.9 million decrease in net sales of serial cards, USB devices, wireless communication adapters and satellite-related products. The increase in net sales in fiscal 2011 compared to fiscal 2010 is primarily driven by increased unit volume as a result of increased customer sales, many of which were wireless. We did not experience a material change in revenue due to pricing during fiscal 2011.
Fluctuation in foreign currency rates compared to the prior year's rates had an unfavorable impact on net sales of $1.4 million in fiscal 2012. In fiscal 2011 we had a favorable impact on net sales of $0.9 million and in fiscal 2010 we had an unfavorable impact of $0.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Sales by Non-Embedded and Embedded Product Categories
The following summarizes our net sales by non-embedded and embedded product categories:

	Net Sales			% of Net Sales
($ in millions)	2012	2011	2010	2012	2011	2010
Non-embedded	$95.6	$108.5	$91.2	50.2%	53.1%	55.0%
Embedded	95.0	95.7	74.7	49.8%	46.9%	45.0%
Total net sales	$190.6	$204.2	$165.9	100.0%	100.0%	100.0%
Non-embedded products
Non-embedded products net sales decreased $12.9 million, or 11.8%, in fiscal 2012 compared to fiscal 2011. The decrease was mostly due to a reduction in net sales of cellular products, serial servers, wireless communication adapters and USB products. We believe that the serial servers and USB products are in the mature phase of their product life cycle and we expect the net sales of these products to continue to decrease in the future.
Non-embedded products net sales increased $8.4 million, or 8.3%, in fiscal 2011 compared to fiscal 2010 due primarily to increases in cellular products and serial servers. This was partially offset by decreases in sales of serial cards, wireless communication adapters and USB connected products. USB connected product net sales decreased due to softening of the retail sector for retail point-of-sale related USB applications in fiscal 2011. Increased sales to customers in the medical and fleet industries contributed to the increase in fiscal 2011 compared to fiscal 2010.
Embedded products
Embedded products net sales decreased $0.7 million, or 0.8%, in fiscal 2012 compared to fiscal 2011. The decrease was primarily due to a reduction in net sales of Rabbit-branded modules, chips and engineering design services. This was offset partially by increased net sales of Digi-branded modules, iDigi® services and satellite-related products. We believe that the Rabbit-branded products and chips are in the mature phase of their product life cycle and we expect the net sales of these products to continue to decrease in the future.
Embedded products net sales increased $13.3 million, or 16.2%, in fiscal 2011 compared to fiscal 2010 due mostly to increases of net sales of modules, engineering design services and chips. Increased sales to customers in the medical industry contributed to the increase in fiscal 2011 compared to fiscal 2010.
Net Sales by Wireless and Wired Product Categories
The following table presents our revenue by wireless and wired categories:

	Net Sales			% of Net Sales
($ in millions)	2012	2011	2010	2012	2011	2010
Wireless	$82.8	$84.7	$66.4	43.4%	41.5%	36.3%
Wired	107.8	119.5	116.1	56.6%	58.5%	63.7%
Total net sales	$190.6	$204.2	$182.5	100.0%	100.0%	100.0%
Wireless product net sales decreased by 2.3% in fiscal 2012 compared to fiscal 2011 and increased 27.6% in fiscal 2011 compared to fiscal 2010. Despite this decrease, wireless product net sales as a percentage of our total net sales increased in fiscal 2012. We believe this is because of our continued investment and focus on wireless M2M products and solutions. As is the trend with respect to the use of telecommunications generally, we anticipate that our sales of wireless products will continue to increase as a percentage of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Sales by Geographic Location
Our net sales by geographic location of our customers is as follows:

	Net Sales			% of Net Sales
($ in millions)	2012	2011	2010	2012	2011	2010
North America	$112.4	$118.7	$107.3	59.0%	58.1%	58.8%
Europe, Middle East & Africa	47.0	52.1	47.7	24.7%	25.5%	26.2%
Asian countries	24.9	27.0	22.7	13.0%	13.2%	12.4%
Latin America	6.3	6.4	4.8	3.3%	3.2%	2.6%
Total net sales	$190.6	$204.2	$182.5	100.0%	100.0%	100.0%
North America net sales in fiscal 2012 decreased $6.3 million, or 5.3%, due to lower net sales of non-embedded products of $8.2 million. This was offset partially by an increase in net sales of embedded products of $1.9 million. The decrease in net sales in fiscal 2012 compared to the prior year largely was due to a lower than anticipated closure rate on large projects. North America net sales in fiscal 2011 increased $11.4 million, or 10.5%, due to an increase of $6.3 million in net sales of embedded products. The North American sales for fiscal 2011 increased over the prior fiscal year primarily as a result of large project based sales, many of which were for wireless products.
EMEA net sales decreased $5.1 million, or 9.8%, in fiscal 2012 from fiscal 2011. This primarily was due to poor economic conditions in the EMEA market, a lower than anticipated closure rate on large projects and the weakening of the Euro. Net sales in EMEA increased $4.4 million, or 9.3%, in fiscal 2011 over fiscal 2010 mostly due to large project-based sales. The strengthening of the Euro and British Pound contributed $0.7 million to the increase in fiscal 2011 compared to fiscal 2010.
Asian countries revenue decreased $2.1 million, or 7.8%, in fiscal 2012 from fiscal 2011 mostly related to net sales of non-embedded products. Net sales in Asian countries increased by $4.3 million, or 18.5%, in fiscal 2011 compared to fiscal 2010 mostly related to net sales of RF modules in the embedded product grouping.
Latin America revenue decreased slightly by $0.1 million, or 2.6%, in fiscal 2012 from fiscal 2011. Latin America revenue increased by $1.6 million, or 35.3%, in fiscal 2011 compared to fiscal 2010 primarily due to non-embedded cellular products.
Net Sales by Distribution Channel
The following table presents our revenue by distribution channel:

	Net Sales			% of Net Sales
($ in millions)	2012	2011	2010	2012	2011	2010
Direct/OEM channel	$73.6	$73.3	$66.2	38.6%	35.9%	36.3%
Distributors channel	117.0	130.9	116.3	61.4%	64.1%	63.7%
Total net sales	$190.6	$204.2	$182.5	100.0%	100.0%	100.0%
During fiscal 2012, net sales by our distributors decreased by $13.9 million, or 10.6% compared to net sales in fiscal 2011. Net sales in fiscal 2012 in our Direct/OEM channel increased by $0.3 million, or 0.3% compared to the prior fiscal year. The decrease in net sales in the Distributors channel compared to the Direct/OEM channels was due to lower net sales of mature non-embedded products, lower than anticipated closure rate on large projects, and foreign currency impacts.
Net sales in our Direct/OEM channel increased $7.1 million, or 10.8% compared to net sales in fiscal 2010. During fiscal 2011, net sales by our distributors increased by $14.6 million, or 12.4% compared to net sales in fiscal 2010. Increased customer sales to targeted industries contributed to the increase in net sales by both our distributors and our Direct/OEM channel. International sales growth also contributed to the increase by our distributors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT
2012 Compared to 2011
Gross profit was $100.3 million and $106.6 million in fiscal 2012 and 2011, respectively, a decrease of $6.3 million, or 5.9%. The gross margin for fiscal 2012 was 52.7% compared to 52.2% in fiscal 2011, an increase of 0.5 percentage points. The increase primarily resulted from a reduction in the amortization of purchased and core technology as certain intangibles were fully amortized, reduced costs through the restructuring of European operations and cost reduction initiatives for the production of our products. Amortization of purchased and core technology was $1.8 million or 0.9% of net sales in fiscal 2012 as compared to $2.9 million or 1.4% of net sales in fiscal 2011. These aggregated impacts were partially offset by increased costs to operate the iDigi® Device Cloud and increased expenses associated with mitigating the effects of flooding in Thailand in October 2011 which impacted a significant contract manufacturer.
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
OPERATING EXPENSES
2012 Compared to 2011
Operating expenses were essentially flat at $89.5 million in fiscal 2012 and $89.6 million in fiscal 2011. Below is a summary of our operating expenses by function.
Sales and marketing expenses were $39.2 million in fiscal 2012, a decrease of $0.4 million or 0.8%, compared to $39.6 million in fiscal 2011. Commission expense decreased by $0.6 million, partially offset by a $0.2 million increase in other compensation-related expenses.
Research and development expenses were $30.8 million in fiscal 2012, a decrease of $0.8 million or 2.8%, compared to $31.6 million in fiscal 2011. Compensation expenses were reduced by $1.1 million resulting primarily from lower incentive compensation payouts compared to the prior fiscal year, as well as lower headcount. In addition, professional services decreased by $0.3 million compared to the prior fiscal year. This was partially offset by an increase of $0.6 million in other miscellaneous research and development expenses.
General and administrative expenses were $18.2 million in both fiscal 2012 and 2011. General and administrative expenses decreased by $0.6 million in amortization expense as certain intangible assets are now fully amortized. Compensation-related expenses decreased by $0.4 million due to a decrease in headcount and lower incentive compensation payouts. This was offset by increases of $0.4 million in bad debt expense, $0.3 million in professional fees and $0.3 million in other general and administrative expenses.
Restructuring expenses were $1.3 million in fiscal 2012, an increase of $1.1 million, compared to $0.2 million in fiscal 2011. During fiscal 2012, we recorded $1.0 million related to our 2012 restructuring that was announced on April 26, 2012. In addition, we recorded an additional $0.3 million related to the Breisach, Germany restructuring announced on July 21, 2011. In fiscal 2011 we recorded $0.2 million related to the above mentioned restructuring for Breisach, Germany. For further information on restructuring, see Note 9 to our Consolidated Financial Statements.
2011 Compared to 2010
Operating expenses were $89.6 million in fiscal 2011, an increase of $7.3 million or 8.9%, compared to $82.3 million in fiscal 2010. Below is a summary of our operating expenses by function.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales and marketing expenses were $39.6 million in fiscal 2011, an increase of $2.6 million or 6.9%, compared to $37.0 million in fiscal 2010. Sales and marketing expenses increased by $2.0 million for compensation-related expenses due to increased headcount and full reinstatement of our non-sales incentive program and $0.6 million for outside services, travel and entertainment and miscellaneous other sales and marketing expenses.
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
Restructuring expenses were $0.2 million in fiscal 2011, and increase of $0.6 million, compared to a net reversal of restructuring expenses of $0.4 million in fiscal 2010. During fiscal 2011, we recorded $0.2 million related to the Breisach, Germany restructuring announced on July 21, 2011. In fiscal 2010 we reversed $0.5 million of restructuring expenses related to the closing of an engineering facility in Long Beach, California, and the relocation and consolidation of the manufacturing facility in Davis, California that was announced on April 23, 2009, which was partially offset by an additional charge relating to this restructuring of $0.1 million for an additional six months of continued medical benefits as a result of new health care legislation passed in December 2009.
OTHER (EXPENSE) INCOME, NET
2012 Compared to 2011
Total other income, net was minimal in fiscal 2012 and $0.5 million in fiscal 2011, a decrease of $0.5 million. This decrease was mostly due to a reduction of $0.3 million in foreign currency net transaction losses in fiscal 2012 as compared to fiscal 2011. Also during fiscal 2012 we recorded a gain on the sale of an investment of $0.1 million and recorded an additional $0.1 million in interest income. Our average investment balance increased from $85.9 million in fiscal 2011 to $94.4 million in fiscal 2012, but our interest income remained the same as the prior fiscal year since we earned an average interest rate of 0.3% in both fiscal 2012 and fiscal 2011.
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
INCOME TAXES
Our effective income tax rate was 30.1%, 33.3% and 15.0% for fiscal years 2012, 2011 and 2010, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
During fiscal 2012, we recorded a discrete tax benefit of $1.5 million, related to additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011, reversal of tax reserves for closure of various jurisdictions' tax matters and tax rate reductions in foreign jurisdictions. These discrete tax benefits reduced our effective tax rate by 14 percentage points for the twelve month period ended September 30, 2012 to 30.1%. During fiscal 2012, the income tax provision before discrete tax benefits was higher than the statutory rate primarily due to an increase in certain reserves for unrecognized tax benefits, an adjustment for foreign income taxed at the U.S. rate, and a reduction in domestic tax benefits

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

compared to a year ago.
During fiscal 2011, we recorded a discrete tax benefit of $0.7 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions, primarily foreign, related to the expiration of the statutes of limitations. It also resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 4 percentage points for the twelve month period ended September 30, 2011 to 33.3%.
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
INFLATION
Management believes that during fiscal years 2012, 2011 and 2010, inflation has not had a material effect on our operations or on our consolidated financial position.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We held cash, cash equivalents and short-term marketable securities of $118.6 million, $106.2 million and $87.6 million at September 30, 2012, 2011 and 2010, respectively. Our working capital was $155.4 million, $142.7 million and $122.1 million at September 30, 2012, 2011 and 2010, respectively. Absent a disruption in our business, we expect our working capital to continue to increase.
Consolidated Statements of Cash Flows Highlights:

	Year ended September 30,
($ in thousands)	2012	2011	2010
Operating activities	$15,127	$21,839	$16,095
Investing activities	(10,954)	(22,399)	(15,167)
Financing activities	2,311	4,639	2,604
Effect of exchange rate changes on cash and cash equivalents	(922)	(338)	(1,023)
Net increase in cash and cash equivalents	$5,562	$3,741	$2,509
Net cash provided by operating activities was $15.1 million during fiscal 2012 compared to $21.8 million during fiscal 2011, a net decrease of $6.7 million. This net decrease is due to the following: a decrease in net income of $3.4 million, deferred income tax benefit of $1.2 million, depreciation and amortization of $1.4 million and an increase in net working capital of $2.3 million. This was partially offset by net increases related to restructuring of $1.1 million and other non-cash items of $0.5 million. Changes in working capital decreased cash flows primarily due to decreases of $5.1 million for accrued expenses, partially offset by an increase of $2.8 million related to income taxes.
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
Net cash used by investing activities was $11.0 million in fiscal 2012 as compared to $22.4 million in fiscal 2011. Our net purchases of marketable securities were $9.5 million less in fiscal 2012 as compared to fiscal 2011. We spent $3.0 million for the final deferred payment related to the Spectrum acquisition in fiscal 2011. This was partially offset by a decrease of $1.2 million related to additional purchases of capital expenditures in fiscal 2012 compared to fiscal 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used in investing activities was $22.4 million in fiscal 2011 as compared to $15.2 million in fiscal 2010, a net increase of $7.2 million. We used an additional $7.4 million of cash for net purchases of marketable securities in fiscal 2011 compared to fiscal 2010, partially offset by $0.2 million fewer capital expenditures in fiscal 2011 as compared to fiscal 2010.
Net cash provided by financing activities was $2.3 million in fiscal 2012 as compared $4.6 million in fiscal 2011, a net decrease of $2.3 million, resulting primarily from fewer exercises of stock options. Net cash provided by financing activities was $4.6 million in fiscal 2011 as compared to $2.6 million in fiscal 2010, an increase of $2.0 million, resulting from additional exercises of stock options and employee stock purchase plan transactions.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock. This repurchase authorization expires on September 30, 2013.
At September 30, 2012, our total cash and cash equivalents and marketable securities balance was $118.6 million This balance includes approximately $28.7 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $22.0 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our unremitted assertion to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $2.5 million to $3.5 million and could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
The following summarizes our contractual obligations at September 30, 2012:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$5,844	$2,390	$2,737	$716	$1
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $3.3 million as of September 30, 2012. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities.
The above table also does not include those obligations for royalties under a license agreement as these royalties are calculated based on future sales of licensed products identified in the settlement agreement and we cannot make reliable estimates of the amount of cash payments.
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
During 2012, we had approximately $78.2 million of net sales related to foreign customers including export sales, of which $23.4 million was denominated in foreign currency, predominantly the Euro and British Pound. During both 2011 and 2010, we had approximately $85.5 million and $75.2 million, respectively, of net sales to foreign customers including export sales, of which $28.8 million and $27.6 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTING DEVELOPMENTS
In August 2012, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule mandated by the Dodd-Frank Act to require companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo or an adjoining country. The final rule applies to a company that uses minerals including tantalum, tin, gold or tungsten. The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter. We are currently evaluating the impact of adoption.
In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." The FASB amended its guidance on testing of indefinite-lived intangible assets for impairment. Under the amended guidance, companies may perform a qualitative assessment to determine whether further impairment testing is necessary, similar to the amended goodwill impairment testing guidance noted below. The guidance for indefinite-lived intangible assets is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with an option for early adoption. We will adopt ASU 2012-02 effective for our fiscal year beginning October 1, 2012 and do not expect this pronouncement to have a material effect on our consolidated financial statements.
In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analysis comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We, however, adopted this update early so it was effective for our fiscal year beginning October 1, 2011 (see Note 7 to the Condensed Consolidated Financial Statements). This guidance had no impact on our consolidated financial statements.
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
REVENUE RECOGNITION
Our revenues are derived primarily from the sale of embedded and non-embedded hardware products to our distributors and Direct/OEM customers, and to a small extent from the sale of professional and engineering services, fees associated with technical support, training, software licenses and royalties. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations other than warranty.
Under these criteria, product revenue is generally is recognized upon shipment of product to customers, including Direct/OEM and distributors. Sales to authorized domestic distributors and Direct/OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.4 million at September 30, 2012 and $1.3 million at September 30, 2011.
Our non-product revenue represented 4.5%, 4.5% and 3.3% of net sales in fiscal 2012, 2011 and 2010, respectively. The majority of the non-product revenue was from professional and engineering services and represented 4.1%, 4.2% and 2.9% of net sales in fiscal 2012, 2011 and 2010, respectively. We also had revenue from cloud-based services, post-contract customer support, fees associated with technical support, training, royalties and the sale of software licenses. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for professional and engineering services and training is recognized upon performance. Revenue from software licenses is recognized when earned. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its vendor specific objective evidence, such as the sales price for the product or service when it is sold separately. Revenue from cloud-based services is earned in two ways. First, web-based management fees are considered to be earned on a monthly basis consistent with a monthly contractual commitment. Second, transaction fees that are billed to the customer at the larger of the minimum price or the number of transactions times the stated fee and are considered earned as the transactions occur.
CASH EQUIVALENTS AND MARKETABLE SECURITIES
We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider several factors. These factors include: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer's stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these securities has occurred and is other-than-temporary, we would record a charge to other income (expense).
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

circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.3 million at both September 30, 2012 and September 30, 2011.
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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.  As of June 30, 2012, our market capitalization was $264.3 million compared to our carrying value of $265.7 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 39% and therefore no impairment was indicated. At September 30, 2012, our market capitalization was $263.3 million compared to our carrying value of $270.9 million. Since there were no triggering events through September 30, 2012, and our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 36%, no impairment was indicated.
The control premium used in our annual goodwill assessment at June 30, 2012 and our further evaluation of goodwill at September 30, 2012 was based on a recent control premium study as of June 30, 2012, resulting in a range of control premium of 30% to 45%.  We concluded that a 40% control premium best represented the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time.
INCOME TAXES
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and could result in adjustments to our income tax balances that are material to our consolidated financial position and results of operations and could affect our cash flows for potential cash outflows.
We have unrecognized tax benefits of $3.3 million classified as a long-term liability. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately between $0.3 million to $0.4 million over the next 12 months due to the expiration of statue of limitations. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is $2.7 million.  We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $1.0 million and $0.9 million at September 30, 2012 and September 30, 2011, respectively.

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
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Twelve months ended September 30,		% increase
	2012	2011	(decrease)
Euro	1.2988	1.3955	(6.9)%
British Pound	1.5762	1.6064	(1.9)%
Japanese Yen	0.0127	0.0123	3.3%
Indian Rupee	0.0190	0.0221	(14.0)%
A 10.0% change from the 2012 average exchange rate for the Euro, British Pound, Yen and Rupee to the U.S. Dollar would have resulted in a 1.2% increase or decrease in annual net sales and a 1.9% increase or decrease in stockholders' equity. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rate.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Digi International Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
November 21, 2012

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended September 30,
	2012	2011	2010
	(in thousands, except per common share data)
Net sales	$190,558	$204,160	$182,548
Cost of sales (exclusive of amortization of purchased and core technology shown separately below)	88,445	94,702	86,266
Amortization of purchased and core technology	1,776	2,870	4,073
Gross profit	100,337	106,588	92,209
Operating expenses:
Sales and marketing	39,242	39,549	37,010
Research and development	30,767	31,642	27,825
General and administrative	18,188	18,206	17,889
Restructuring	1,259	154	(468)
Total operating expenses	89,456	89,551	82,256
Operating income	10,881	17,037	9,953
Other income (expense), net:
Interest income	289	251	355
Interest expense	(23)	(86)	(138)
Other (expense) income	(250)	(687)	349
Total other income (expense), net	16	(522)	566
Income before income taxes	10,897	16,515	10,519
Income tax provision	3,282	5,496	1,578
Net income	$7,615	$11,019	$8,941
Net income per common share:
Basic	0.30	0.44	0.36
Diluted	0.29	0.43	0.36
Weighted average common shares:
Basic	25,743	25,312	24,865
Diluted	26,146	25,819	25,154
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2012	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$60,246	$54,684
Marketable securities	58,372	51,524
Accounts receivable, net	24,634	26,433
Inventories	24,435	23,986
Deferred tax assets	3,389	2,610
Other	2,493	2,997
Total current assets	173,569	162,234
Marketable securities, long-term	2,016	1,603
Property, equipment and improvements, net	15,157	15,370
Identifiable intangible assets, net	10,629	14,360
Goodwill	86,209	86,012
Deferred tax assets	5,010	3,771
Other	494	545
Total assets	$293,084	$283,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,040	$6,492
Income taxes payable	1,269	—
Accrued compensation	5,744	7,758
Accrued warranty	1,021	941
Other	4,118	4,295
Total current liabilities	18,192	19,486
Income taxes payable	3,294	2,620
Deferred tax liabilities	630	813
Other noncurrent liabilities	111	260
Total liabilities	22,227	23,179
Commitments and Contingencies (see Notes 15 & 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 29,268,788 and 29,100,577 shares issued	293	291
Additional paid-in capital	199,495	194,580
Retained earnings	110,283	102,668
Accumulated other comprehensive loss	(13,725)	(10,457)
Treasury stock, at cost, 3,356,453 and 3,471,930 shares	(25,489)	(26,366)
Total stockholders’ equity	270,857	260,716
Total liabilities and stockholders’ equity	$293,084	$283,895
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended September 30,
	2012	2011	2010
Operating activities:	(in thousands)
Net income	$7,615	$11,019	$8,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,339	3,006	2,649
Amortization of identifiable intangible assets	4,476	6,171	7,484
Stock-based compensation	3,727	3,444	3,371
Excess tax benefits from stock-based compensation	(198)	(796)	(47)
Deferred income tax benefit	(2,452)	(1,205)	(3,656)
Bad debt/product return provision	500	90	175
Inventory obsolescence	1,413	1,935	848
Restructuring	1,259	154	(468)
Other	13	263	27
Changes in operating assets and liabilities:
Accounts receivable	(343)	(2,756)	(6,525)
Inventories	(1,958)	623	(891)
Other assets	168	(602)	749
Income taxes	2,330	(432)	(1,235)
Accounts payable	(1,759)	(1,227)	1,486
Accrued expenses	(3,003)	2,152	3,187
Net cash provided by operating activities	15,127	21,839	16,095
Investing activities:
Purchase of marketable securities	(72,669)	(61,506)	(38,538)
Proceeds from maturities of marketable securities	65,533	44,843	29,335
Acquisition of businesses, net of cash acquired, including deferred payments	—	(3,000)	(3,000)
Proceeds from sale of investment	135	—	—
Proceeds from sale of property and equipment	—	—	11
Purchase of property, equipment, improvements and certain other intangible assets	(3,953)	(2,736)	(2,975)
Net cash used in investing activities	(10,954)	(22,399)	(15,167)
Financing activities:
Payments on capital lease obligations	—	—	(9)
Excess tax benefits from stock-based compensation	198	796	47
Proceeds from stock option plan transactions	1,072	2,853	1,672
Proceeds from employee stock purchase plan transactions	1,041	990	894
Net cash provided by financing activities	2,311	4,639	2,604
Effect of exchange rate changes on cash and cash equivalents	(922)	(338)	(1,023)
Net increase in cash and cash equivalents	5,562	3,741	2,509
Cash and cash equivalents, beginning of period	54,684	50,943	48,434
Cash and cash equivalents, end of period	$60,246	$54,684	$50,943

Supplemental Cash Flow Information:
Interest paid	$23	$86	$159
Income taxes paid, net	$3,201	$7,065	$6,479
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the years ended September 30, 2012, 2011 and 2010
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Value	Capital	Earnings	Income (Loss)	Equity
Balances, September 30, 2009	28,409	$284	3,708	$(28,161)	$181,282	$82,708	$(6,527)	$229,586
Net income						8,941		8,941
Foreign currency translation adjustment							(3,074)	(3,074)
Net unrealized (loss) gain on investments (net of related tax effect of ($22))							34	34
Reclassification of gain into net income (net of related tax effect of $14)							(22)	(22)
Total comprehensive income								5,879
Employee stock purchase issuances			(124)	943	(49)			894
Issuance of stock upon exercise of stock options	257	3			1,669			1,672
Tax benefit realized upon exercise of stock options					(846)			(846)
Stock-based compensation expense					3,371			3,371
Balances, September 30, 2010	28,666	$287	3,584	$(27,218)	$185,427	$91,649	$(9,589)	$240,556
Net income						11,019		11,019
Foreign currency translation adjustment							(770)	(770)
Net unrealized (loss) gain on investments (net of related tax effect of $66)							(104)	(104)
Reclassification of loss into net income (net of related tax effect of ($4))							6	6
Total comprehensive income								10,151
Employee stock purchase issuances			(112)	852	138			990
Issuance of stock upon exercise of stock options	435	4			2,849			2,853
Tax benefit realized upon exercise of stock options					2,722			2,722
Stock-based compensation expense					3,444			3,444
Balances, September 30, 2011	29,101	$291	3,472	$(26,366)	$194,580	$102,668	$(10,457)	$260,716
Net income						7,615		7,615
Foreign currency translation adjustment							(3,354)	(3,354)
Net unrealized (loss) gain on investments (net of related tax effect of ($51))							75	75
Reclassification of loss into net income (net of related tax effect of ($4))							11	11
Total comprehensive income								4,347
Employee stock purchase issuances			(116)	877	164			1,041
Issuance of stock upon exercise of stock options	168	2			1,070			1,072
Tax benefit realized upon exercise of stock options					(46)			(46)
Stock-based compensation expense					3,727			3,727
Balances, September 30, 2012	29,269	$293	3,356	$(25,489)	$199,495	$110,283	$(13,725)	$270,857

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
We are a leading provider of machine to machine (M2M) networking products and end-to-end solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. Our products are deployed by a wide range of businesses and institutions. We focus a significant amount of our development, sales and marketing efforts on continuing to develop, manufacture and market a wide range of hardware products that have been the historical backbone of our business since its inception; and expand and enhance our deployment of software applications and cloud-based platform solutions that enable electronic devices to interface with business applications.
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
Marketable Securities
Marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. All marketable securities are accounted for as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. We obtain quoted market prices and trading activity for each security, where available, review the financial solvency of each security issuer and obtain other relevant information to estimate the fair value for each security in our investment portfolio.
We regularly monitor and evaluate the value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider several factors. These factors include: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer's stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of a security has occurred and is other-than-temporary, we would record a charge to other income (expense).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Identifiable Intangible Assets
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased in-process research and development costs (IPR&D) related to business combinations are capitalized and amortized once it is placed in service. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to thirteen years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is presented as a separate component of cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expense as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. No impairments were identified during fiscal years 2012, 2011 or 2010.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.  As of June 30, 2012, our market capitalization was $264.3 million compared to our carrying value of $265.7 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 39% and therefore no impairment was indicated. At September 30, 2012, our market capitalization was $263.3 million compared to our carrying value of $270.9 million. Since there were no triggering events through September 30, 2012, and our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 36%, no impairment was indicated.
The control premium used in our annual goodwill assessment at June 30, 2012 and our further evaluation of goodwill at September 30, 2012 was based on a recent control premium study as of June 30, 2012, resulting in a range of control premium of 30% to 45%.  We concluded that a 40% control premium best represented the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time.  In order to compute the above control premium, three methodologies were used, including (1) analyzing individual transactions within our industry, (2) analyzing industry-wide data, and (3) analyzing global transaction data. Individual transactions in the Communication Equipment or Computer & Peripherals industries were used to find transactions of target companies that operated in similar markets and shared similar operating characteristics with Digi.  Transaction screening criteria included selection of transactions with the following characteristics:
•At least 50 percent of a target company's equity sought by an acquirer,
•Target company considered operating (not in bankruptcy),
•Target company had publicly traded stock outstanding at the transaction date, and

•	Transactions announced between June 30, 2007 and the valuation date.
In analyzing industry-wide data, transactions in three industries were identified that encompassed the products offered by us: Office Equipment and Computer Hardware, Communications, and Computer, Supplies and Services.  Finally, control premiums were considered for both domestic and international transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
At June 30, 2011, our market capitalization exceeded the carrying value of our reporting unit by 28.6%; therefore, there was no indication of goodwill impairment.
We have defined the criteria that will result in additional interim goodwill impairment testing.  If these criteria are met, we will undertake an analysis to determine whether a goodwill impairment has occurred, which could have a material effect on our consolidated financial position and results of operations.  The evaluation of asset impairment may require us to make assumptions about future cash flows and revenues.  These assumptions require significant judgment and actual results may differ from assumed or estimated amounts.  If these estimates and assumptions change, we may be required to recognize impairment losses in the future. There have been no goodwill impairment losses since the adoption of Accounting Standards Codification (ASC) 350 Intangibles-Goodwill and Others in fiscal 2003.
Revenue Recognition
We recognize revenue in accordance with authoritative guidance issued by FASB related to revenue recognition.
Revenue recognized for product sales was 95.5%, 95.5% and 96.7% of net sales in fiscal 2012, 2011 and 2010, respectively. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers, including Direct (end-user) / OEMs and distributors. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenues in the same period as the corresponding sales are recorded.
Our non-product revenue represented 4.5%, 4.5% and 3.3% of net sales in fiscal 2012, 2011 and 2010, respectively. The majority of the non-product revenue was from professional and engineering services and represented 4.1%, 4.2% and 2.9% of net sales in fiscal 2012, 2011 and 2010, respectively. We also had revenue from cloud-based services, post-contract customer support, fees associated with technical support, training, royalties and the sale of software licenses. Our software development tools and development boards often include multiple elements, including hardware, software licenses, post-contract customer support, limited training and basic hardware design review. Our customers purchase these products and services during their product development process in which they use the tools to build network connectivity into the devices they are manufacturing. Revenue for professional and engineering services and training is recognized upon performance. Revenue from software licenses is recognized when earned. Revenues from contracts with multiple element arrangements are recognized as each element is earned based on the relative fair value of each element provided the delivered elements have value to customers on a standalone basis. Amounts allocated to each element are based on its vendor specific objective evidence, such as the sales price for the product or service when it is sold separately. Revenue from cloud-based services is earned in two ways: a) web-based management fees are considered to be earned on a monthly basis consistent with a monthly contractual commitment, and b) transaction fees that are billed to the customer at the larger of the minimum price or the number of transactions times the stated fee and are considered earned as the transactions occur.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

	Fiscal years ended September 30,
	2012	2011	2010
Numerator:
Net income	$7,615	$11,019	$8,941
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,743	25,312	24,865
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	403	507	289
Denominator for diluted net income per common share — adjusted weighted average shares	26,146	25,819	25,154
Net income per common share, basic	$0.30	$0.44	$0.36
Net income per common share, diluted	$0.29	$0.43	$0.36
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
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. At September 30, 2012, 2011 and 2010, potentially dilutive shares related to such stock options were 2,023,213, 1,831,713 and 2,493,261, respectively.
Stock-Based Compensation
Stock-based compensation expense represents the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except for our Singapore location which uses the U.S. Dollar as its local currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. Statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity's functional currency are reflected in the statement of operations. During fiscal 2012, 2011 and 2010 there were net transaction gains (losses) of $(0.4) million, $(0.7) million and $0.3 million, respectively that were recorded in other income (expense). We have not implemented a formal hedging strategy, although we employ natural hedging of assets and liabilities denominated in foreign currencies to reduce our foreign currency risk.
Use of Estimates and Risks and Uncertainties
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the determination of our allowance for doubtful accounts and reserve for future returns and pricing adjustments; the estimation of our inventory obsolescence, warranty reserve, income tax reserves and other contingencies.
Comprehensive Income (Loss)
Our comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, which are charged or credited to the accumulated other comprehensive income (loss) account in stockholders' equity.
Recent Accounting Developments
In August 2012, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule mandated by the Dodd-Frank Act to require companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo or an adjoining country. The final rule applies to a company that uses minerals including tantalum, tin, gold or tungsten. The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter. We are currently evaluating the impact of adoption.
In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." The FASB amended its guidance on testing of indefinite-lived intangible assets for impairment. Under the amended guidance, companies may perform a qualitative assessment to determine whether further impairment testing is necessary, similar to the amended goodwill impairment testing guidance noted below. The guidance for indefinite-lived intangible assets is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with an option for early adoption. We will adopt ASU 2012-02 effective for our fiscal year beginning October 1, 2012 and do not expect this pronouncement to have a material effect on our consolidated financial statements.
In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. This guidance provides an update on how an entity tests goodwill for impairment. This revised guidance allows companies an option to make a qualitative evaluation about the likelihood of goodwill impairment. Under the revised guidance, a company is permitted to first assess qualitative factors to determine whether goodwill impairment exists prior to performing analysis comparing the fair value of a reporting unit to its carrying amount. If, based on the qualitative assessment, a company concludes it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then quantitative testing for impairment is not necessary. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We, however, adopted this update early so it was effective for our fiscal year beginning October 1, 2011 (see Note 7 to the Condensed Consolidated Financial Statements). This guidance had no impact on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2012 and 2011 are comprised of the following (in thousands):

	September 30, 2012			September 30, 2011
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,597	$(43,639)	$2,958	$46,412	$(41,716)	$4,696
License agreements	2,840	(2,682)	158	2,840	(2,610)	230
Patents and trademarks	10,943	(8,469)	2,474	10,341	(7,505)	2,836
Customer maintenance contracts	700	(700)	—	700	(674)	26
Customer relationships	17,504	(12,465)	5,039	17,437	(10,865)	6,572
Non-compete agreements	1,045	(1,045)	—	1,036	(1,036)	—
Total	$79,629	$(69,000)	$10,629	$78,766	$(64,406)	$14,360
Amortization expense for fiscal years 2012, 2011 and 2010 is as follows (in thousands):

Fiscal year	Total
2012	$4,476
2011	$6,171
2010	$7,484
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2013	3,728
2014	3,073
2015	2,186
2016	767
2017	220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill were (in thousands):

	Fiscal years ended September 30,
	2012	2011
Beginning balance, October 1	$86,012	$86,210
Foreign currency translation adjustment	197	(198)
Ending balance, September 30	$86,209	$86,012
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
The following table provides revenue by product categories (in thousands):

	Fiscal years ended September 30,
	2012	2011	2010
Non-embedded	$95,604	$108,435	$100,146
Embedded	94,954	95,725	82,402
Total net sales	$190,558	$204,160	$182,548
The information in the following table provides revenue by the geographic location of the customer for the fiscal years ended September 30, 2012, 2011 and 2010 (in thousands):

	Fiscal years ended September 30,
	2012	2011	2010
North America	$112,398	$118,654	$107,347
Europe, Middle East & Africa	47,042	52,125	47,698
Asia countries	24,844	26,939	22,742
Latin America	6,274	6,442	4,761
Total net sales	$190,558	$204,160	$182,548
Net property, equipment and improvements by geographic location are as follows (in thousands):

	Fiscal years ended September 30,
	2012	2011	2010
United States	$14,233	$14,169	$15,015
International, primarily Europe	924	1,201	1,381
Total net property, equipment and improvements	$15,157	$15,370	$16,396
Our U.S. export sales comprised 39.6% , 37.5% and 34.1% of net sales for the fiscal years ended September 30, 2012, 2011 and 2010.
No single customer exceeded 10% of accounts receivable or sales for any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SELECTED BALANCE SHEET DATA
(in thousands)

	As of September 30,
	2012	2011
Accounts receivable, net:
Accounts receivable	$24,929	$26,772
Less allowance for doubtful accounts	295	339
Total accounts receivable, net	$24,634	$26,433

Inventories:
Raw materials	$18,159	$18,960
Work in process	428	653
Finished goods	5,848	4,373
Total inventories	$24,435	$23,986

Property, equipment and improvements, net:
Land	$1,800	$1,800
Buildings	10,522	10,522
Improvements	3,763	3,916
Equipment	14,093	13,753
Purchased software	11,971	11,801
Furniture and fixtures	2,595	3,035
Total property, equipment and improvements, gross	44,744	44,827
Less accumulated depreciation and amortization	29,587	29,457
Total property, equipment and improvements, net	$15,157	$15,370
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
In order to estimate the fair value for each security in our investment portfolio, where available, we obtain quoted market prices and trading activity for each security. We also review the financial solvency of each security issuer and obtain other relevant information from our investment advisor. As of September 30, 2012, 42 of our 62 securities that we are holding were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our non-current marketable securities will mature in less than 15 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2012 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$39,306	$14	$(19)	$39,301
Commercial paper	2,000	—	—	2,000
Certificates of deposit	7,262	—	(4)	7,258
Government municipal bonds	9,814	1	(2)	9,813
Current marketable securities	58,382	15	(25)	58,372
Non-current marketable securities:
Corporate bonds	2,019	—	(3)	2,016
Total marketable securities	$60,401	$15	$(28)	$60,388

(1)	Included in amortized cost and fair value is purchased and accrued interest of $485.

(2)	The aggregate fair value of securities with unrealized losses as of September 30, 2012 was $34,503. These investments have been in an unrealized loss position for less than twelve months.
At September 30, 2011 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$22,694	$18	$(144)	$22,568
Commercial paper	4,998	—	(3)	4,995
Certificates of deposit	8,775	—	(9)	8,766
Government municipal bonds	15,200	3	(8)	15,195
Current marketable securities	51,667	21	(164)	51,524
Non-current marketable securities:
Corporate bonds	1,613	—	(10)	1,603
Total marketable securities	$53,280	$21	$(174)	$53,127

(1)	Included in amortized cost and fair value is purchased and accrued interest of $478.

(2)	The aggregate fair value of securities with unrealized losses as of September 30, 2011 was $43,755. These investments have been in an unrealized loss position for less than twelve months.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE MEASUREMENTS (CONTINUED)

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
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2012 using:
	Total carrying value at September 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$28,355	$28,355	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,317	—	41,317	—
Commercial paper	2,000	—	2,000	—
Certificates of deposit	7,258	—	7,258	—
Government municipal bonds	9,813	—	9,813	—
Total cash equivalents and marketable securities measured at fair value	$88,743	$28,355	$60,388	$—

		Fair Value Measurements at September 30, 2011 using:
	Total carrying value at September 30, 2011	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$30,474	$30,474	$—	$—
Available-for-sale marketable securities:
Corporate bonds	24,171	—	24,171	—
Commercial paper	4,995	—	4,995	—
Certificates of deposit	8,766	—	8,766	—
Government municipal bonds	15,195	—	15,195	—
Total cash equivalents and marketable securities measured at fair value	$83,601	$30,474	$53,127	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the twelve months ended September 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE MEASUREMENTS (CONTINUED)
We had no financial assets valued with Level 3 inputs as of September 30, 2012 nor did we purchase or sell any Level 3 financial assets during the twelve months ended September 30, 2012.
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our Consolidated Balance Sheets under Current Liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	September 30
2012	$941	$730	$(650)	$1,021
2011	$877	$885	$(821)	$941
2010	$970	$738	$(831)	$877
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
2012 Restructuring
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
Below is listed a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Balance at September 30, 2011	$—	$—	$—
Restructuring charge	568	395	963
Payments	(555)	(287)	(842)
Balance at September 30, 2012	13	108	121
2011 Restructuring
On July 21, 2011, we announced a restructuring of our manufacturing operations in Breisach, Germany. The restructuring reduced our manufacturing footprint by consolidating prototype and production functions and centralizing outsourced

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. RESTRUCTURING (CONTINUED)
production control in our Eden Prairie, Minnesota production facility. The consolidation was driven by our strategy of driving efficiency improvements and enhancing customer service globally through more centralized operations. We ceased manufacturing in Breisach at the end of December 2011 however, we continue to maintain sales and research and development activities at the leased facility in Breisach, Germany. The lease on the Breisach facility ends in July 2013. As a result of these initiatives, we recorded a total charge of $0.5 million on a pre-tax basis, which consisted of $0.4 million for employee termination costs for 25 employees and $0.1 million for asset write-downs. The restructuring charge was recorded as follows: $0.2 million in fiscal 2011 and the balance of $0.3 million in the fiscal 2012.
Below is listed a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Balance at September 30. 2010	$—	$—	$—
Restructuring charge	148	76	224
Foreign currency fluctuation	(3)	(1)	(4)
Balance at September 30, 2011	145	75	220
Restructuring charge	336	—	336
Payments	(459)	(46)	(505)
Reversals	(13)	(27)	(40)
Foreign currency fluctuation	(9)	(2)	(11)
Balance at September 30, 2012	$—	$—	$—
10. INCOME TAXES
The components of income before income taxes are as follows (in thousands):

	Fiscal years ended September 30,
	2012	2011	2010
United States	$2,808	$10,173	$7,080
International	8,089	6,342	3,439
Total income before income taxes	$10,897	$16,515	$10,519
The components of the income tax provision are as follows (in thousands):

	Fiscal years ended September 30,
	2012	2011	2010
Current:
Federal	$2,203	$3,880	$3,072
State	400	342	327
Foreign	3,131	2,479	1,835
Deferred:
U.S.	(2,229)	(776)	(3,052)
Foreign	(223)	(429)	(604)
Total income tax provision	$3,282	$5,496	$1,578

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (CONTINUED)
The net deferred tax asset consists of the following (in thousands):

	As of September 30,
	2012	2011
Current deferred tax asset	$3,389	$2,610
Non-current deferred tax asset	5,010	3,771
Current deferred tax liability	(16)	(137)
Non-current deferred tax liability	(630)	(813)
Net deferred tax asset	$7,753	$5,431

Uncollectible accounts and other reserves	$1,669	$1,454
Depreciation and amortization	164	183
Inventories	1,263	913
Compensation costs	7,034	6,106
Tax carryforwards	714	771
Valuation allowance	(534)	(354)
Identifiable intangible assets	(2,557)	(3,642)
Net deferred tax asset	$7,753	$5,431
As of September 30, 2012, we have tax credit carryforwards in a foreign jurisdiction of $0.2 million, the majority of which will expire in 2015. We have generally concluded that it is more likely than not that our deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities. Our valuation allowance for certain foreign locations at September 30, 2012 and 2011 was $0.5 million and $0.4 million, respectively. The amount of the deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, an additional valuation allowance may be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	Fiscal years ended September 30,
	2012	2011	2010
Statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	1.1%	0.9%	1.1%
Utilization of tax credits	(2.2)%	(1.4)%	(0.7)%
Discrete tax benefits	(14.1)%	(4.4)%	(22.4)%
Manufacturing deduction	(0.4)%	(3.1)%	(2.9)%
Tax rate differential on foreign earnings	4.0%	0.4%	—%
Adjustment of tax contingency reserves	4.9%	2.6%	2.8%
Non-deductible stock-based compensation	1.0%	0.6%	0.9%
Other, net	0.8%	2.7%	1.2%
Effective income tax rate	30.1%	33.3%	15.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (CONTINUED)
During fiscal 2012, we recorded a discrete tax benefit of $1.5 million, related to additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011, reversal of tax reserves for closure of various jurisdictions' tax matters and tax rate reductions in foreign jurisdictions. These discrete tax benefits reduced our effective tax rate by 14.1 percentage points for the twelve month period ended September 30, 2012 to 30.1%. During fiscal 2012, the income tax provision before discrete tax benefits was higher than the statutory rate primarily due to an increase in certain reserves for unrecognized tax benefits, an adjustment for foreign income taxed at the U.S. rate, and a reduction in domestic tax benefits compared to a year ago.
During fiscal 2011, we recorded a discrete tax benefit of $0.7 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions, primarily foreign, related to the expiration of the statutes of limitations. It also resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 4.4 percentage points for the twelve month period ended September 30, 2011 to 33.3%.
During fiscal 2010, we reversed $2.3 million in income tax reserves associated primarily with the closing of prior tax years through statute expiration and the conclusion of a federal tax audit. While the statutes of limitations have not expired, U.S. federal income tax returns for the periods ended September 30, 2007 and September 30, 2008 have been audited by and settled with the Internal Revenue Service. The aforementioned income tax benefits resulting from the reversal of income tax reserves and other discrete tax benefits reduced the effective tax rate by 22.4 percentage points in fiscal 2010.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Fiscal years ended September 30,
	2012	2011	2010
Unrecognized tax benefits at beginning of fiscal year	$2,061	$2,265	$4,146
Increases related to:
Prior year income tax positions	631	32	36
Current year income tax positions	441	392	195
Decreases related to:
Prior year income tax positions	(94)	—	—
Settlements	—	—	(1,740)
Expiration of statute of limitations	(319)	(628)	(372)
Unrecognized tax benefits at end of fiscal year	$2,720	$2,061	$2,265
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.7 million. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately between $0.3 million to $0.4 million over the next 12 months due to the expiration of statue of limitations.
We recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended September 30, 2012, 2011 and 2010, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits as of both September 30, 2012 and September 30, 2011, of $0.6 million. Our long-term income taxes payable on our condensed consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009 in the case of U.S. federal tax authorities and prior to fiscal 2008 for non-U.S. income tax authorities. For state taxing authorities, consisting primarily of Minnesota and California, we are no longer subject to income tax examination for tax years generally before fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (CONTINUED)
At September 30, 2012, we had approximately $22.0 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our unremitted assertion to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $2.5 million to $3.5 million and could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
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
We recorded cash received from the exercise of stock options of $1.1 million, $2.9 million and $1.7 million during fiscal years 2012, 2011 and 2010, respectively. The excess tax benefits from stock-based compensation were $0.2 million during fiscal 2012, $0.8 million during fiscal 2011 and immaterial during fiscal year 2010. Upon exercise, we issue new shares of stock. The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal years 2012, 2011 and 2010.
Also, we sponsor an Employee Stock Purchase Plan as amended and restated as of December 4, 2009 and November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 25, 2010 at the Annual Meeting of Stockholders to increase the number of shares reserved for future purchases to the Purchase Plan by 250,000 shares bringing the total number of shares to 2,000,000 shares of our Common Stock that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.0 million in the fiscal 2012, $1.0 million in fiscal 2011 and $0.9 million in fiscal year 2010. Pursuant to the Purchase Plan, 115,477, 112,285, and 124,087 common shares were issued to employees during the fiscal years ended 2012, 2011 and 2010, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2012, 199,680 common shares were available for future issuances under the Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Fiscal years ended September 30,
	2012	2011	2010
Cost of sales	$166	$136	$149
Sales and marketing	1,271	1,156	1,185
Research and development	724	771	739
General and administrative	1,566	1,381	1,298
Stock-based compensation before income taxes	3,727	3,444	3,371
Income tax benefit	(1,240)	(1,143)	(1,121)
Stock-based compensation after income taxes	$2,487	$2,301	$2,250
Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2012, 2011 and 2010.
A summary of options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

	Options Available for Grant	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2011	2,517	5,183	$10.70
Granted	(917)	917	10.65
Exercised	—	(168)	6.37
Cancelled	178	(178)	12.44
Balance at September 30, 2012	1,778	5,754	$10.76	6.2	$3,623

Exercisable at September 30, 2012		3,998	$11.03	5.1	$2,854
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $10.16 as of September 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2012, 2011 and 2010 was $0.7 million, $2.4 million and $0.6 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Fiscal years ended September 30,
	2012	2011	2010
Fair value of options granted (in thousands)	$4,086	$4,948	$3,445
Weighted average per option grant date fair value	$4.45	$4.14	$3.39
Assumptions used for option grants:
Risk free interest rate	0.84% - 1.33%	1.58% - 2.14%	1.86% - 2.4%
Expected term	6.25 years	5.25 years	4.5 - 5 years
Expected volatility	41% - 42%	41% - 44%	43% 45%
Weighted average volatility	41%	43%	44%
Expected dividend yield	0	0	0
The fair value of each option award granted during the periods presented was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the table above. Expected volatilities are based on the historical volatility of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK-BASED COMPENSATION (CONTINUED
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
A summary of our non-vested options as of September 30, 2012 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Options	Weighted Average Grant Date Fair Value per Common Share
Nonvested at September 30, 2011	1,815	$3.27
Granted	917	$4.45
Vested	(798)	$3.72
Forfeited	(178)	$4.21
Nonvested at September 30, 2012	1,756	$3.58
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2012 was 2.0%. As of September 30, 2012 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $6.1 million and the related weighted average period over which it is expected to be recognized is approximately 2.5 years.
At September 30, 2012, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$2.40 - $8.00	178	3.77	$6.94	178	$6.94
$8.01 - $9.00	1,262	6.70	$8.22	1,019	$8.25
$9.01 - $10.00	1,262	7.04	$9.68	730	$9.71
$10.01 - $11.00	1,247	7.41	$10.65	425	$10.68
$11.01 - $13.00	635	4.88	$12.34	523	$12.51
$13.01 - $15.00	677	3.95	$13.98	630	$13.92
$15.01 - $16.88	493	4.79	$15.27	493	$15.27
$2.40 - $16.88	5,754	6.15	$10.76	3,998	$11.03
The total grant date fair value of shares vested was $3.0 million in fiscal 2012, $3.7 million in fiscal 2011 and $2.9 million in fiscal 2010.
12. COMMON STOCK REPURCHASE
On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock. This repurchase authorization expires on September 30, 2013. In connection with this new repurchase authorization, the Board terminated the prior repurchase authorization, under which 135,638 shares remained available for repurchase. During fiscal 2012, we did not repurchase any shares under the new repurchase authorization. As of September 30, 2012, $20.0 million of our common stock remained available to be repurchased under the new program. Since September 30, 2012 shares of our common stock have been purchased pursuant to a 10b5-1 plan under the new program. Purchases made during the first quarter of fiscal 2013 will be reported in our quarterly report on Form 10-Q for such period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We provide a match of 100% on the first 3% of each employee's bi-weekly contribution and a 50% match on the next 2% of each employee's bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.3 million, $1.3 million and $1.1 million in the fiscal years ended September 30, 2012, 2011 and 2010, respectively.
15. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2018. The office facility leases generally require us to pay a pro-rata share of the lessor's operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments under noncancelable operating leases (in thousands):

Fiscal year	Amount
2013	$2,390
2014	1,684
2015	1,053
2016	564
2017	152
Thereafter	1
Total minimum payments required	$5,844
The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	Fiscal years ended September 30,
	2012	2011	2010
Rentals	$3,093	$3,275	$3,447
Less: sublease rentals	(41)	(17)	—
Total rental expense	$3,052	$3,258	$3,447
16. CONTINGENCIES
Inital Public Offering Securities Litigation
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (“IPO”) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. We acquired NetSilicon on February 13, 2002. The complaint named us as a defendant along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon's IPO, among numerous others, and asserted, among other things, that NetSilicon's IPO prospectus and registration statement violated federal securities laws because they contained material misrepresentations and/or omissions regarding the conduct of NetSilicon's IPO underwriters in allocating shares in NetSilicon's IPO to the underwriters' customers. We believed that the claims against the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. CONTINGENCIES (CONTINUED)
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
In March 2012, our insurers paid to the plaintiffs on our behalf the full amount of the settlement share allocated to us of $337,838. We have no financial liability under the terms of the settlement agreement. As a result, during the second fiscal quarter of 2012, we reversed our accrued liability of $300,000 and the related receivable of $50,000. These amounts represented the estimated settlement of $300,000 less our $250,000 deductible.
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
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas.  This claim subsequently was moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO's patents by wireless mesh networking and multi-port networking products. On October 23, 2012, we settled the lawsuit for a payment of $500,000 which was recorded during the fourth quarter of fiscal 2012 and we entered into a royalty-bearing license agreement for future sales of licensed products sold during the term of the agreement through 2018. We do not expect this license agreement to have a material impact on our consolidated financial statements in the future.
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
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. Our management expects that these various claims and litigation will not have a material adverse effect on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2012
Net sales	$46,662	$49,016	$47,632	$47,248
Gross profit	24,430	25,783	25,304	24,820
Net income (1)(2)	724	2,122	2,307	2,462
Net income per common share - basic	0.03	0.08	0.09	0.10
Net income per common share - diluted	0.03	0.08	0.09	0.09

Fiscal 2011
Net sales	$48,334	$49,716	$54,274	$51,836
Gross profit	24,666	25,651	28,755	27,516
Net income (1)(2)	2,316	2,239	3,615	2,849
Net income per common share - basic	0.09	0.09	0.14	0.11
Net income per common share - diluted	0.09	0.09	0.14	0.11

(1)
During fiscal 2012 and 2011, we recorded discrete tax benefits of $1.5 million and $0.7 million, respectively. We recorded a benefit of $0.1 million in the first quarter of fiscal 2012 resulting from the release of income tax reserves due to the expiration of the statutes of limitations from various U.S. tax jurisdictions. During the third quarter of fiscal 2012, we recorded $1.1 million for additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011 from a recently completed research and development tax credit study. During the fourth quarter of fiscal 2012, we recorded $0.3 million relating to expiration of statue of limitations. During fiscal 2011, we recorded $0.6 million in the first quarter and $0.1 million in the fourth quarter resulting from the reversal of previously established income tax reserves from various jurisdictions, primarily foreign, for the expiration of statute of limitations and from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 providing for the extension of the research and development tax credit.

(2)
During fiscal 2012, we recorded a business restructuring accrual of $0.2 million ($0.2 million after tax) in the first quarter, $0.1 million ($0.0 million after tax) in the second quarter and $1.0 million ($0.6 million after tax) in the third quarter. We reversed a business restructuring accrual of $0.1 million ($0.0 million after tax) in the first quarter of fiscal 2011 and recorded a restructuring charge of $0.2 million ($0.1 million after tax) during the fourth quarter of fiscal 2011.

18. SUBSEQUENT EVENT
On October 23, 2012, we settled the lawsuit with SIPCO, LLC (see Note 16 to our Consolidated Financial Statements).
On November 1, 2012 we announced the acquisition of Etherios, Inc., a Chicago based consulting and professional services organization and salesforce.com Platinum Partner that uses a new cloud-based method for integrating machines into core business processes via the Salesforce Service Cloud. The purchase price for the transaction was $20.5 million, payable in cash and approximately 715,000 shares of our common stock. A significant portion of the issued shares are restricted from sale for either 6 or 12 months.

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2012 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2012. The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 - Election of Directors” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement for our 2013 Annual Meeting of Stockholders we will file with the SEC (the “Proxy Statement”).
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	54	Chairman, President and Chief Executive Officer
Steven E. Snyder	56	Senior Vice President, Chief Financial Officer and Treasurer
Lawrence A. Kraft	46	Senior Vice President of Worldwide Sales and Marketing
Jon A. Nyland	49	Vice President Manufacturing Operations and Quality
Tracy L. Roberts	50	Vice President of Human Resources and Information Technology
David H. Sampsell	44	Vice President, General Counsel and Corporate Secretary
Joel K. Young	47	Senior Vice President of Research and Development and Chief Technical Officer
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
Mr. Nyland joined our company in 1993 as Manager of Manufacturing and Test Engineering. He served in roles of increasing responsibility until he was promoted in April 1999 to his current position of Vice President of Manufacturing Operations. Prior

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
to joining us, from 1985 to 1993, Mr. Nyland held engineering and consulting positions with ITT Corporation; Minnesota Technology; and Turtle Mountain Corporation.
Ms. Roberts has served as our Vice President of Human Resources and Information Technology since March 2005 and has been employed by our company since June 1999. Prior to joining us, Ms. Roberts served as the Director of Human Resources at Novartis Nutrition Corporation where she served the medical nutritional business unit. Prior to her time at Novartis, Ms. Roberts had an extensive career with Cray Research (now Silicon Graphics) including various roles with Human Resources and Marketing.
Mr. Sampsell joined our company in April 2011 as Vice President, General Counsel and Corporate Secretary. Prior to joining us, Mr. Sampsell worked as corporate counsel at ADC Telecommunications, Inc. from December 1999 until March 2011. His most recent role at ADC was as Associate General Counsel overseeing corporate transactions and securities law compliance. Prior to joining ADC, Mr. Sampsell was an attorney in private practice with Leonard, Street and Deinard, P.A. from 1996 to 1999 and Moore & Van Allen, PLLC from 1993 to 1996.
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
Code of Ethics
We have in place a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer and controller. A copy of this code of ethics is included as an exhibit to this report. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on our website at www.digi.com. We also have a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the “About us - Investor Relations - Corporate Governance” caption.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated into this item by reference is the information appearing under the heading “Compensation of Directors,” “Executive Compensation,” the information regarding compensation committee interlocks and insider participation under the heading “Proposal No. 1 - Election of Directors” on our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated into this item by reference is the information appearing under the headings “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in our Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated into this item by reference is the information regarding director independence under the heading “Proposal No. 1 - Election of Directors” and the information regarding related person transactions under the heading “Related Person Transaction Approval Policy” on our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated into this item by reference is the information under “Proposal No. 4 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statement and Schedules of the Company (filed as part of this Annual Report on Form 10-K)

	1.	Consolidated Statements of Operations for the fiscal years ended September 30, 2012, 2011 and 2010

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the fiscal years ended September 20, 2012, 2011 and 2010

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the fiscal years ended September 30, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

	2.	Schedule of Valuation and Qualifying Accounts

	3.	Report of Independent Registered Certified Public Accounting Firm

(b)	Exhibits
	Exhibit Number		Description
	2	(a)
Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited (excluding schedules and exhibits which the Registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request) (1)

	3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)

	3	(b)	Amended and Restated By-Laws of the Company (3)

	4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (4)

	4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (5)

	10	(a)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG (6)

	10	(b)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006* (7)

	10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. Stock Option Plan)* (8)

	10	(c)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006 (9)

	10	(d)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009* (10)

	10	(e)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009* (11)

	10	(e)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)* (12)

	10	(e)(ii)
Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010 provided Addendum 1A applies only to certain grants made on and after November 22, 2011)* (13)

	10	(f)	Form of indemnification agreement with directors and officers of the Company* (14)

	10	(g)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003* (15)

	10	(g)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007* (16)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

10	(h)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006* (17)

10	(i)	Agreement between the Company and Joel K. Young dated July 30, 2007* (18)

10	(j)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder* (19)

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10‑K.

(1)	Incorporated by reference to Exhibit 2(a) to the Company's Form 10‑Q for the quarter ended March 31, 2008 (File no. 1‑34033).

(2)	Incorporated by reference to Exhibit 3(a) to the Company's Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).

(3)	Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated January 18, 2011 (File no. 1‑34033).

(4)	Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1‑34033).

(5)	Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1‑34033).

(6)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10‑Q for the quarter ended March 31, 2008 (File no. 1‑34033).

(7)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(8)	Incorporated by reference to Exhibit 10(a) to the Company's Form 8-K dated September 13, 2004 (File no. 0‑17972).

(9)	Incorporated by reference to Exhibit 10(g) to the Company's Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(10)	Incorporated by reference to Exhibit 10(b) to the Company's Form 10‑Q for the quarter ended December 31, 2009 (File no. 1‑34033).

(11)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10‑Q for the quarter ended December 31, 2009 (File no. 1‑34033).

(12)	Incorporated by reference to Exhibit 10(o) to the Company's Form 10‑K for the year ended September 30, 2008 (File no. 1‑34033).

(13)	Incorporated by reference to Exhibit 10 (e)ii to the Company's Form 10‑Q for the year ended September 30, 2011 (File no. 1‑34033).

(14)	Incorporated by reference to Exhibit 10 to the Company's Form 10‑Q for the quarter ended June 30, 2010 (File no. 1‑34033).

(15)	Incorporated by reference to Exhibit 10(m) to the Company's Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(16)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10‑Q for the quarter ended June 30, 2007 (File no. 0‑17972).

(17)	Incorporated by reference to Exhibit 10(d) to the Company's Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(18)	Incorporated by reference to Exhibit 10(b) to the Company's Form 10‑Q for the quarter ended June 30, 2007 (File no. 0‑17972).

(19)	Incorporated by reference to Exhibit 10 to the Company's Form 10‑Q for the quarter ended December 31, 2010 (File no. 1‑34033).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2012.

DIGI INTERNATIONAL INC.
By:/s/ Joseph T. Dunsmore Joseph T. Dunsmore Chairman, President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 21, 2012.

By:/s/ Joseph T. Dunsmore Joseph T. Dunsmore Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

By:/s/ Steven E. Snyder Steven E. Snyder Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:* Guy C. Jackson Director

By:* Kenneth E. Millard Director

By:* Ahmed Nawaz Director

By:* William N. Priesmeyer Director

By:* Bradley J. Williams Director

*
Joseph T. Dunsmore, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

By:/s/ Joseph T. Dunsmore Joseph T. Dunsmore Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

Description	Balance at beginning of period	Increase (Decrease) to costs and expenses	Deductions		Balance at end of period
Valuation account - doubtful accounts
September 30, 2012	$339	$418	$462	(1)	$295
September 30, 2011	$549	$(96)	$114	(1)	$339
September 30, 2010	$624	$132	$207	(1)	$549

Reserve for future returns and pricing adjustments
September 30, 2012	$1,280	$4,881	$4,799		$1,362
September 30, 2011	$1,106	$5,156	$4,982		$1,280
September 30, 2010	$1,058	$4,916	$4,868		$1,106

(1)	Uncollectible accounts charged against allowance, net of recoveries

EXHIBIT INDEX

Exhibit Number		Description	Method of Filing
2	(a)	Share Purchase Agreement dated April 28, 2008 among Digi International Limited, a subsidiary of Digi International Inc., and all of the shareholders of Sarian Systems Limited	Incorporation by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporation by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporation by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporation by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporation by Reference

10	(a)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG	Incorporation by Reference

10	(b)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporation by Reference

10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(c)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporation by Reference

10	(d)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009	Incorporation by Reference

10	(e)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009	Incorporation by Reference

10	(e)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(e)(ii)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(f)	Form of indemnification agreement with directors and officers of the Company	Incorporation by Reference

10	(g)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003	Incorporation by Reference

10	(g)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007	Incorporation by Reference

10	(h)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006	Incorporation by Reference

10	(i)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporation by Reference

10	(j)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder	Incorporation by Reference

21		Subsidiaries of the Company	Electronically

23		Consent of Independent Registered Public Accounting Firm	Electronically

24		Powers of Attorney	Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronically

Exhibit Number		Description	Method of Filing

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronically

32		Section 1350 Certification	Electronically

101.INS		XBRL Instance Document	Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Electronically