Form 10-Q
period 2012-12-31
DIGI INTERNATIONAL INC
filed 2013-02-01
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 29, 2013, there were 26,155,692 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2012	2011
	(in thousands, except per common share data)
Net sales	$46,991	$46,662
Cost of sales	22,512	22,232
Gross profit	24,479	24,430
Operating expenses:
Sales and marketing	10,274	10,099
Research and development	7,417	8,232
General and administrative	5,116	5,047
Restructuring	—	236
Total operating expenses	22,807	23,614
Operating income	1,672	816
Other income (expense), net:
Interest income	52	72
Other income, net	124	147
Total other income, net	176	219
Income before income taxes	1,848	1,035
Income tax provision	618	311
Net income	$1,230	$724
Net income per common share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Weighted average common shares:
Basic	26,188	25,639
Diluted	26,434	26,143
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2012	2011
	(in thousands)
Net income	$1,230	$724
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(289)	(1,783)
Net unrealized gain on investments, net of related tax effect of ($1) and ($9), respectively	1	14
Reclassification of realized loss included in net income, net of related tax effect of ($0) and ($5), respectively	—	7
Other comprehensive loss, net of tax	(288)	(1,762)
Comprehensive income (loss)	$942	$(1,038)
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2012	September 30, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,010	$60,246
Marketable securities	49,512	58,372
Accounts receivable, net	24,704	24,634
Inventories	25,360	24,435
Deferred tax assets	3,449	3,389
Other	3,562	2,493
Total current assets	158,597	173,569
Marketable securities, long-term	3,278	2,016
Property, equipment and improvements, net	15,534	15,157
Identifiable intangible assets, net	13,021	10,629
Goodwill	103,391	86,209
Deferred tax assets	4,158	5,010
Other	498	494
Total assets	$298,477	$293,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,469	$6,040
Income taxes payable	—	1,269
Accrued compensation	5,780	5,744
Accrued warranty	935	1,021
Accrued professional fees	986	695
Other	2,826	3,423
Total current liabilities	18,996	18,192
Income taxes payable	3,128	3,294
Deferred tax liabilities	576	630
Other noncurrent liabilities	107	111
Total liabilities	22,807	22,227
Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,012,791 and 29,268,788 shares issued	300	293
Additional paid-in capital	207,441	199,495
Retained earnings	111,513	110,283
Accumulated other comprehensive loss	(14,013)	(13,725)
Treasury stock, at cost, 3,783,529 and 3,356,453 shares	(29,571)	(25,489)
Total stockholders’ equity	275,670	270,857
Total liabilities and stockholders’ equity	$298,477	$293,084
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2012	2011
	(in thousands)
Operating activities:
Net income	$1,230	$724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	848	784
Amortization of identifiable intangible assets	1,071	1,245
Stock-based compensation	955	931
Excess tax benefits from stock-based compensation	(28)	(13)
Deferred income tax benefit	(542)	(583)
Bad debt/product return provision	221	323
Inventory obsolescence	250	476
Restructuring	—	236
Other	38	(274)
Changes in operating assets and liabilities (net of acquisition)	(1,755)	(3,607)
Net cash provided by operating activities	2,288	242
Investing activities:
Purchase of marketable securities	(9,873)	(22,789)
Proceeds from maturities of marketable securities	17,473	12,298
Proceeds from sale of investment	—	135
Acquisition of business, net of cash acquired	(12,919)	—
Purchase of property, equipment, improvements and certain other intangible assets	(1,427)	(1,624)
Net cash used in investing activities	(6,746)	(11,980)
Financing activities:
Excess tax benefits from stock-based compensation	28	13
Proceeds from stock option plan transactions	169	150
Proceeds from employee stock purchase plan transactions	248	314
Purchase of treasury stock	(4,226)	—
Net cash (used in) provided by financing activities	(3,781)	477
Effect of exchange rate changes on cash and cash equivalents	3	(855)
Net decrease in cash and cash equivalents	(8,236)	(12,116)
Cash and cash equivalents, beginning of period	60,246	54,684
Cash and cash equivalents, end of period	$52,010	$42,568

Supplemental schedule of non-cash investing activities:
Issuance of common stock for business acquisition	$(6,804)	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted, pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the SEC (“2012 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2012 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Recently Issued Accounting Pronouncements
In August 2012, the SEC adopted a rule mandated by the Dodd-Frank Act to require companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo or an adjoining country. The final rule applies to a company that uses minerals including tantalum, tin, gold or tungsten. The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter. We are currently evaluating the impact of adoption.
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." The FASB amended its guidance on testing of indefinite-lived intangible assets for impairment. Under the amended guidance, companies may perform a qualitative assessment to determine whether further impairment testing is necessary, similar to the amended goodwill impairment testing guidance noted below. The guidance for indefinite-lived intangible assets is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with an option for early adoption. We adopted ASU 2012-02 in the first quarter of fiscal 2013. As we do not have any indefinite-lived intangible assets, this pronouncement does not have an effect on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” and was subsequently amended in December 2011. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders' equity. Rather it requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, FASB issued ASU No. 2011-12 which amends this guidance and defers only the presentation of reclassification of items out of accumulated comprehensive income. We adopted the guidance for ASU No. 2011-05 and early adopted the guidance for ASU No. 2011-12 in the first quarter of fiscal 2013, with comprehensive income shown as a separate statement immediately following the condensed consolidated statements of operations. This statement includes the presentation of items that are reclassified out of accumulated comprehensive income. Since the new guidance only relates to presentation, its adoption did not impact our consolidated financial position, results of operations, or cash flows.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2012	2011
Numerator:
Net income	$1,230	$724
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	26,188	25,639
Effect of dilutive securities:
Employee stock options and employee stock purchase plan	246	504
Denominator for diluted net income per common share — adjusted weighted average shares	26,434	26,143
Net income per common share, basic	$0.05	$0.03
Net income per common share, diluted	$0.05	$0.03
Because their effect would be anti-dilutive, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. There were 4,278,823 and 1,810,830 potentially dilutive shares related to such stock options for the three month periods ended December 31, 2012 and 2011, respectively.

3. ACQUISITION
Etherios, Inc.
On October 31, 2012, we acquired Etherios, Inc. ("Etherios"), a privately held corporation. The total purchase price of $20.5 million included $13.7 million in cash (excluding cash acquired of $0.8 million) and $6.8 million represented by 715,571 shares of our common stock. The common stock issued was valued at $9.508 per common share based on a per share value calculated as the average market price of the common stock during the fifteen trading days prior to the closing.
Cash in the amount of $2.35 million has been deposited to an escrow fund with a third party agent. Of the $2.35 million escrow, $0.3 million relates to a holdback amount pending final determination of the unpaid debt and working capital as shown on the closing balance sheet, that will be payable 90 days from the acquisition date. An additional $2.05 million will be held in escrow for a period not to exceed eighteen months from the date of closing to satisfy possible claims that may arise pursuant to specific representation and warranty sections of the stock purchase agreement. The escrowed amounts have been included in the determination of the purchase consideration on the date of acquisition as management expects that the representation and warranty matters is determinable beyond a reasonable doubt.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in goodwill of $17.1 million. We believe that the acquisition resulted in the recognition of goodwill primarily because Etherios is a salesforce.com Platinum Partner and experienced in end user implementation of the Salesforce Service Cloud. Although we believe the relationship with salesforce.com is important to us, it is not an exclusive relationship and requires Etherios to compete with others for business opportunities.  We have preliminarily determined that this relationship cannot be valued as a separate intangible asset of Etherios and as a result is a component of goodwill. Further enhancements to the iDigi® Device Cloud™ will enable almost any machine, anywhere in the world, to connect rapidly and easily to the Salesforce Service Cloud.  By enabling real-time machine interactions with organizations' workflows, customers will be able to benefit dramatically through improved asset management, greater machine uptime and the ability to offer proactive customer service.

3. ACQUISITION (CONTINUED)
Etherios' operating results are included in the Company's consolidated results of operations from the date of acquisition. The consolidated balance sheet as of December 31, 2012 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The Etherios acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed pursuant to the stock purchase agreement be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as information necessary to complete the analysis is obtained. We expect to finalize these amounts no later than the end of our third quarter of fiscal 2013. The following items remain subject to change:

•	amounts for contingent liabilities, pending the finalization of our review of the Etherios contingent liabilities;

•	certain tangible and intangible assets, pending the finalization of valuation procedures;

•	certain assets and liabilities pending the results of a comprehensive accounting policy consistency review; and

•	amounts for deferred tax assets and liabilities, pending the finalization of assets acquired, liabilities assumed and resulting goodwill.
The following table summarizes the values of Etherios assets acquired and liabilities assumed as of the acquisition date. To the extent previously discussed, such amounts are considered preliminary (in thousands):

Cash, including cash in escrow	$13,696
Common stock	6,804
Total	$20,500

Fair value of net tangible assets acquired	$1,367
Identifiable intangible assets:
Existing customer relationships	1,400
Non-compete agreements	1,100
Trade name	440
Order backlog	360
Goodwill	17,120
Deferred tax liabilities related to identifiable intangibles	(1,287)
Total	$20,500
The weighted average useful life for all the identifiable intangibles listed above is 5.7 years. For purposes of determining fair value the existing customer relationships identified above are assumed to have useful lives ranging between six to eight years, non-compete agreements are assumed to have useful lives of five years, the trade name is assumed to have a useful life of seven years, and the order backlog is assumed to have a useful life of one year. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset is expected to be consumed.
We have determined that the Etherios acquisition is not material to our consolidated results of operations or financial position. Therefore, pro forma financial information is not presented.

4. SELECTED BALANCE SHEET DATA
(in thousands)

	December 31, 2012	September 30, 2012
Accounts receivable, net:
Accounts receivable	$25,092	$24,929
Less allowance for doubtful accounts	388	295
	$24,704	$24,634
Inventories:
Raw materials	$19,953	$18,159
Work in process	191	428
Finished goods	5,216	5,848
	$25,360	$24,435
Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.
5. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. We analyze our available-for-sale marketable securities for impairment on an ongoing basis. When we perform this analysis, we consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. We also consider whether an unrealized loss is a temporary loss or an other-than-temporary loss based on factors such as: (a) whether we have the intent to sell the security, or (b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery, or (c) permanent impairment due to bankruptcy or insolvency.
In order to estimate the fair value for each security in our investment portfolio, where available, we obtain quoted market prices and trading activity for each security. We obtain relevant information from our investment advisor and also may review the financial solvency of certain security issuers if warranted. As of December 31, 2012, 36 of our 52 securities that we are holding were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our non-current marketable securities will mature in less than 15 months. At December 31, 2012 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$31,486	$6	$(6)	$31,486
Commercial paper	1,999	—	(2)	1,997
Certificates of deposit	5,760	—	(1)	5,759
Government municipal bonds	10,272	—	(2)	10,270
Current marketable securities	49,517	6	(11)	49,512
Non-current marketable securities:
Corporate bonds	1,940	—	(5)	1,935
Government municipal bonds	1,344	—	(1)	1,343
Non-current marketable securities	3,284	—	(6)	3,278
Total marketable securities	$52,801	$6	$(17)	$52,790

(1)	Included in amortized cost and fair value is purchased and accrued interest of $422.

(2)	The aggregate related fair value of securities with unrealized losses as of December 31, 2012 was $33,589. These investments have been in an unrealized loss position for less than twelve months.

5. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2012 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$39,306	$14	$(19)	$39,301
Commercial paper	2,000	—	—	2,000
Certificates of deposit	7,262	—	(4)	7,258
Government municipal bonds	9,814	1	(2)	9,813
Current marketable securities	58,382	15	(25)	58,372
Non-current marketable securities:
Corporate bonds	2,019	—	(3)	2,016
Total marketable securities	$60,401	$15	$(28)	$60,388

(1)	Included in amortized cost and fair value is purchased and accrued interest of $485.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2012 was $34,503. These investments have been in an unrealized loss position for less than twelve months.
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

6. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2012 using:
	Total carrying value at December 31, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$20,506	$20,506	$—	$—
Available-for-sale marketable securities:
Corporate bonds	33,421	—	33,421	—
Commercial paper	1,997	—	1,997	—
Certificates of deposit	5,759	—	5,759	—
Government municipal bonds	11,613	—	11,613	—
Total cash equivalents and marketable securities measured at fair value	$73,296	$20,506	$52,790	$—

		Fair Value Measurements at September 30, 2012 using:
	Total carrying value at September 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$28,355	$28,355	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,317	—	41,317	—
Commercial paper	2,000	—	2,000	—
Certificates of deposit	7,258	—	7,258	—
Government municipal bonds	9,813	—	9,813	—
Total cash equivalents and marketable securities measured at fair value	$88,743	$28,355	$60,388	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the three months ended December 31, 2012.
We had no financial assets valued with Level 3 inputs as of December 31, 2012 nor did we purchase or sell any Level 3 financial assets during the three months ended December 31, 2012.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were (in thousands):

	December 31, 2012			September 30, 2012
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,603	$(43,933)	$2,670	$46,597	$(43,639)	$2,958
License agreements	2,840	(2,701)	139	2,840	(2,682)	158
Patents and trademarks	11,550	(8,746)	2,804	10,943	(8,469)	2,474
Customer maintenance contracts	700	(700)	—	700	(700)	—
Customer relationships	18,929	(12,884)	6,045	17,504	(12,465)	5,039
Non-compete agreements	2,144	(1,081)	1,063	1,045	(1,045)	—
Order backlog	360	(60)	300	—	—	—
Total	$83,126	$(70,105)	$13,021	$79,629	$(69,000)	$10,629
Amortization expense was $1.1 million and $1.2 million for the three month periods ended December 31, 2012 and 2011, respectively. Amortization expense is recorded on our consolidated statement of operations within cost of sales and in general and administrative expense. Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2013 and the five succeeding fiscal years is (in thousands):

2013 (nine months)	$3,393
2014	3,758
2015	2,611
2016	1,417
2017	700
2018	482
The changes in the carrying amount of goodwill are (in thousands):

	Three months ended December 31,
	2012	2011
Beginning balance, October 1	$86,209	$86,012
Acquisition of Etherios, Inc.	17,120	—
Foreign currency translation adjustment	62	(405)
Ending balance, December 31	$103,391	$85,607
The goodwill related to the acquisition of Etherios is not tax deductible. Etherios is included in our single reporting segment for purposes of goodwill impairment testing. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. An impairment could have a material effect on our consolidated balance sheet and results of operations. The calculation of asset impairment requires us to make assumptions about future cash flows and revenues. These assumptions require significant judgment and actual results may differ from assumed or estimated amounts. At June 30, 2012, our market capitalization was $264.3 million compared to our carrying value of $265.7 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 39% and therefore no impairment was indicated.

8. INCOME TAXES
Income taxes have been provided at an overall effective rate of 33.4% and 30.1% for the three month periods ended December 31, 2012 and 2011, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the first three months of fiscal 2013, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 7.8 percentage points for the three month period ended December 31, 2012.
In the first three months of fiscal 2012, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from various U.S. tax jurisdictions. This discrete tax benefit reduced our effective tax rate by 11.9 percentage points for the three month period ended December 31, 2011.
The effective tax rates for both the first quarters of fiscal 2013 and 2012, before consideration of the impact of discrete tax benefits, were higher than the statutory rate primarily due to lower domestic tax benefits and increases in certain tax reserves.
The American Taxpayer Relief Act of 2012, enacted January 2, 2013 retroactively extended the federal research and development tax credit for two years retroactively from January 1, 2012 through December 31, 2013. We will record the benefit for research credit earned for the last three quarters of fiscal 2012 of $0.4 million as a discrete tax benefit in the second quarter of fiscal 2013. In addition, beginning with the second quarter of fiscal 2013, our effective tax rate will include a tax benefit for the projected credit for the full fiscal year.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2012	$2,720
Decreases related to:
Expiration of statute of limitations	(98)
Unrecognized tax benefits as of December 31, 2012	$2,622
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.6 million. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will increase approximately $0.4 million to $0.5 million over the next 12 months due to additional reserves for federal research credits and increases in current year reserves, partially offset by the expiration of the statute of limitations.
We recognize interest and penalties related to income tax matters in income tax expense. During both the three month periods ended December 31, 2012 and 2011, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits as of December 31, 2012 and September 30, 2012 of $0.5 million and $0.6 million, respectively. Our long-term income taxes payable on our condensed consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
At December 31, 2012, we had approximately $23.3 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $2.5 million to $3.5 million and could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended

8. INCOME TAXES (CONTINUED)
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets as its own line item within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2012	$1,021	$50	$(136)	$935
Three months ended December 31, 2011	$941	$220	$(154)	$1,007

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
10. CONTINGENCIES
Patent Infringement Lawsuits
On May 29, 2012, U.S. Ethernet Innovations, LLC filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against us and one other company pertaining to the infringement of three patents related to integrated circuits, including architectures of network adapters and transmission of data in certain network interfaces. The lawsuit seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flows.
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas.  This claim subsequently was moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO's patents by wireless mesh networking and multi-port networking products. On October 23, 2012, we settled the lawsuit for a payment of $500,000, which was recorded during the fourth quarter of fiscal 2012, and we entered into a royalty-bearing license agreement for future sales of licensed products sold during the term of the agreement through 2018. We do not expect this license agreement to have a material impact on our consolidated financial statements in the future.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business or financial condition.

11. RESTRUCTURING
U.S. Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. We recorded $1.0 million of restructuring charges on a pre-tax basis. The restructuring relates primarily to changes being implemented to focus on a shift in our business to more aggressively sell end-to-end M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force of 30 employees at a cost of $0.6 million for severance and have moved to hire new employees or re-assign existing employees into newly created positions. We also expect to incur expenses from vacating facilities in Davis, California and Huntington Beach, California at a cost of approximately $0.4 million. The payments associated with these charges and all the actions associated with the restructuring are expected to be completed by the second quarter of fiscal 2013.
Below is listed a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Restructuring charge at April 26, 2012	$568	$395	$963
Payments	(555)	(287)	(842)
Balance at September 30, 2012	$13	$108	$121
Payments	—	(80)	(80)
Balance at December 31, 2012	$13	$28	$41

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, such as our recent acquisition of Etherios, Inc., and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2012 and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2012. There have been no material changes to our critical accounting policies as disclosed in that report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We are a leading provider of machine to machine (M2M) networking products and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset and convey information about the asset's status and performance, which can be sent to a computer system and used to improve or automate one or more processes. Increasingly these products and solutions are being deployed via wireless networks as wireless communications become more and more prevalent. Our products are deployed by a wide range of businesses and institutions. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.
Net sales was $47.0 million for the first quarter of fiscal 2013, compared to $46.7 million for the first quarter of fiscal 2012, an increase of $0.3 million. First fiscal quarter 2013 results included the operations of Etherios beginning November 1, 2013. Etherios recorded net sales of $1.4 million in North America during the first quarter of fiscal 2013. We believe that the acquisition of Etherios will further enhances our solutions offerings and provides another channel for net sales of our networking products. Our net sales were impacted negatively in the first fiscal quarter of 2013 due to a lower than anticipated closure rate of large new customer projects, particularly in North America. North American net sales decreased by $0.8 million, or 2.7%, and international net sales increased by $1.1 million, or 5.8%, in the first quarter of fiscal 2013 compared to the comparable quarter a year ago. In the first quarter of fiscal 2012, we announced that the flooding in Thailand had impacted the operations of our contract manufacturer located near Bangkok, Thailand, resulting in a reduction of our net sales by approximately $3.0 million.
Revenue from growth products and services in the first quarter of fiscal 2013 was $25.8 million, or 55.0% of net sales, compared to $23.8 million, or 51.0% of net sales, in the first quarter of fiscal 2012, an increase of $2.0 million, or 8.6%. Revenue from mature products was $21.2 million, or 45.0% of net sales, in the first quarter of fiscal 2013 compared to $22.9 million, or 49.0% of net sales, in the first quarter of fiscal 2012, a decrease of $1.7 million, or 7.1%. Our growth products portfolio includes Etherios' consulting services, all wireless products, as well as the ARM-based embedded module product line, which leverages the iDigi® platform with both wired and wireless connectivity. We believe that our serial servers, Rabbit-branded modules, chips and USB products are mature products and we expect that net sales of these products will continue to decrease in the future.
We implemented cost containment measures in the first quarter of fiscal 2013 to achieve targeted expense levels. Total operating expenses were lower by $0.8 million in the first quarter of fiscal 2013 compared to the comparable quarter a year ago. First quarter of fiscal 2013 expenses included $0.8 million of expenses that were contributed by Etherios.
Net income was $1.2 million in the first quarter of fiscal 2013, or $0.05 per diluted share, compared to $0.7 million, or $0.03 per diluted share, in the first quarter of fiscal 2012. Etherios impacted earnings per diluted share by less than one-half of a cent for the first quarter of fiscal 2013. Net income in the first quarter of fiscal 2013 included a tax benefit of $0.1 million, or $0.01 per diluted share, resulting from the reversal of tax reserves for closure of various jurisdictions' tax matters. Net income in the first quarter of fiscal 2012 included a restructuring charge of $0.2 million, net of taxes, or $0.01 per diluted share, offset by a tax benefit of $0.1 per diluted share, resulting from the reversal of tax reserves for closure of various jurisdictions' tax matters, and gain on the sale of an investment of $0.1 million, net of taxes, with no earnings per diluted share impact. We estimate that the flooding in Thailand had an approximately $0.05 impact on earnings per diluted share in the first quarter of fiscal 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% incr.
	2012		2011		(decr.)
Net sales	$46,991	100.0%	$46,662	100.0%	0.7%
Cost of sales	22,512	47.9	22,232	47.6	1.3
Gross profit	24,479	52.1	24,430	52.4	0.2
Operating expenses	22,807	48.6	23,614	50.6	(3.4)
Operating income	1,672	3.5	816	1.8	104.9
Other income, net	176	0.4	219	0.4	(19.6)
Income before income taxes	1,848	3.9	1,035	2.2	78.6
Income tax provision	618	1.3	311	0.6	98.7
Net income	$1,230	2.6%	$724	1.6%	69.9%
NET SALES
Net sales increased by $0.3 million, or 0.7%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Net sales for the first three months of fiscal 2013 included Etherios net sales of $1.4 million from the date of acquisition. Our net sales were impacted negatively in the first fiscal quarter of 2013 due to a lower than anticipated closure rate of large new customer projects, particularly in North America. During the first quarter of fiscal 2012, net sales decreased by approximately $3.0 million from reduced availability of our products from our contract manufacturer located near Bangkok, Thailand due to the flooding that took place in that region. We did not experience a significant change in net sales as a result of pricing during the first quarter of fiscal 2013 or the first quarter of fiscal 2012.
Net Sales by Non-Embedded and Embedded Product Categories
The following summarizes our net sales by non-embedded and embedded product categories:

	Three months ended December 31,				% incr.
($ in thousands)	2012		2011		(decr.)
Non-embedded	$24,573	52.3%	$24,835	53.2%	(1.1)%
Embedded	22,418	47.7	21,827	46.8	2.7
Total net sales	$46,991	100.0%	$46,662	100.0%	0.7%
Non-embedded products
Our non-embedded net sales decreased by $0.3 million, or 1.1%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The decrease was driven primarily by a decrease of $1.9 million in net sales of serial servers and net sales of serial cards in our mature product set, partially offset by an increase of $1.6 million in cellular products and USB connected devices.
Embedded products
Our embedded net sales increased by $0.6 million, or 2.7%, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Embedded net sales includes $1.4 million related to Etherios from date of acquisition, partially offset by a decrease of $0.8 million in net sales of embedded modules including Rabbit-branded modules. We believe that our Rabbit modules and chips and software are maturing and will continue to experience declines in net sales. In certain instances, Rabbit products may be replaced by other Digi products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Sales by Wireless, Wired and Other Product Categories

	Three months ended December 31,				% incr.
($ in thousands)	2012		2011		(decr.)
Wireless	$21,665	46.1%	$19,835	42.5%	9.2%
Wired	23,905	50.9	26,827	57.5	(10.9)
Other	1,421	3.0	—	N/A	N/A
Total net sales	$46,991	100.0%	$46,662	100.0%	0.7%
Our wireless products and services comprised 46.1% of our total net sales for the first quarter of fiscal 2013 and 42.5% of our net sales for the first quarter of fiscal 2012. We anticipate that our sales of wireless products and services will grow at a faster rate than the decline of our sales of wired products. As we continue to transition to a wireless products and solutions-based sales organization, we may experience uneven demand, that may cause fluctuations in revenue in future quarters. The other category includes consulting services revenue provided by Etherios.
Net Sales by Geographic Location
The following summarizes our total net sales by geographic region for all products:

	Three months ended December 31,		$ incr.	% incr.
($ in thousands)	2012	2011	(decr.)	(decr.)
North America	$27,002	$27,764	$(762)	(2.7)%
EMEA	11,983	11,574	409	3.5
Asia countries	6,492	5,627	865	15.4
Latin America	1,514	1,697	(183)	(10.8)
Total net sales	$46,991	$46,662	$329	0.7%
Net sales in North America decreased by $0.8 million for the three months ended December 31, 2012 compared to the same period ended December 31, 2011. North America net sales includes net sales of $1.4 million related to Etherios. Lower than anticipated closure rate of large new customer projects, and a decrease in serial cards and Rabbit-branded product net sales resulted in lower revenue compared to the comparable period in the prior fiscal year. Net sales in Europe, Middle East & Africa (“EMEA”) increased by $0.4 million for the three months ended December 31, 2012 compared to the same period ended December 31, 2011 primarily due to an increase in cellular product net sales. Asia countries net sales increased by $0.9 million for the three months ended December 31, 2012 compared to the same period ended December 31, 2011 primarily due to an increase in project-based revenue. Net sales in Latin America decreased by $0.2 million for the three months ended December 31, 2012 compared to the same period ended December 31, 2011.
The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.1 million for the three month period ended December 31, 2012, respectively, when compared to the same periods a year ago, primarily related to the weakening of the Euro compared to the U.S. dollar.
GROSS MARGIN
Gross margins were 52.1% and 52.4% for the three months periods ended December 31, 2012 and 2011, respectively. The decrease in the gross margin for the three month periods ended December 31, 2012 as compared to the same periods a year ago primarily was due to the inclusion of gross margins from Etherios' consulting services. The margins on these services are generally lower than our products' margins. The decrease in gross margin as a percent of net sales was also attributable to a slight increase in operational expenses. The decrease was offset partially by favorable product mix and reduced amortization of purchased and core technology related to intangible assets now fully amortized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES
The following summarizes our total operating expenses, in dollars and as a percentage of net sales:

	Three months ended December 31,				$ incr.
($ in thousands)	2012		2011		(decr.)
Sales and marketing	$10,274	21.9%	$10,099	21.7%	$175
Research and development	7,417	15.8	8,232	17.6	(815)
General and administrative	5,116	10.9	5,047	10.8	69
Restructuring	—	—	236	0.5	(236)
Total operating expenses	$22,807	48.6%	$23,614	50.6%	$(807)

Sales and marketing expenses for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, increased by $0.2 million primarily related to compensation expense.
Research and development expenses decreased $0.8 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 due primarily to a decrease of $0.5 million in product certification and custom development costs and a decrease of $0.3 million in compensation expense related to lower headcount.
General and administrative expenses increased $0.1 million for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase was primarily related to an increase in professional fees which was partially offset by a decrease in compensation-related expenses and bad debt expense.
Restructuring expense was $0.2 million during the three months ended December 31, 2011 related to the Breisach, Germany restructuring announced July 21, 2011.
OTHER INCOME (EXPENSE), NET
Other income (expense), net remained unchanged for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 as there was additional foreign currency gain of $0.1 million for the first quarter of fiscal 2013 which was offset by a reduction in $0.1 million due to a gain on the sale of an investment for $0.1 million in the first quarter of fiscal 2012.
INCOME TAXES
Income taxes have been provided at an overall effective rate of 33.4% and 30.1% for the three month periods ended December 31, 2012 and 2011, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the first three months of fiscal 2013, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 7.8 percentage points for the three month period ended December 31, 2012.
In the first three months of fiscal 2012, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from various U.S. tax jurisdictions. This discrete tax benefit reduced our effective tax rate by 11.9 percentage points for the three month period ended December 31, 2011.
The effective tax rates for both the first quarters of fiscal 2013 and 2012, before consideration of the impact of discrete tax benefits, were higher than the statutory rate primarily due to lower domestic tax benefits and increases in certain tax reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At December 31, 2012, we had cash, cash equivalents and short-term marketable securities of $101.5 million compared to $118.6 million at September 30, 2012. Our working capital (total current assets less total current liabilities) was $139.6 million at December 31, 2012 and $155.4 million at September 30, 2012. We presently anticipate total fiscal 2013 capital expenditures will be approximately $3.9 million.
Reconciliation of Changes in Operating Assets and Liabilities:

	Three months ended December 31,		$ incr.
($ in thousands)	2012	2011	(decr.)
Accounts receivable	$943	$1,802	$(859)
Inventories	(1,177)	(1,739)	562
Other assets	(973)	(827)	(146)
Accounts payable	1,896	719	1,177
Income taxes	(1,443)	(753)	(690)
Accrued expenses	(1,001)	(2,809)	1,808
Changes in operating assets and liabilities	$(1,755)	$(3,607)	$1,852
Net cash provided by operating activities was $2.3 million for the three months ended December 31, 2012 as compared to $0.3 million for the three months ended December 31, 2011, a net increase of $2.0 million. This is primarily due to changes in working capital of $1.9 million. This was due to lower bonus payouts relating to the fiscal 2012 bonus plan in the first quarter of fiscal 2013 compared to the prior fiscal year, an increase in accounts payable balances due to additional inventory purchases, partially offset by a decrease in accounts receivable in the first quarter of fiscal 2012.
Net cash used in investing activities was $6.8 million during the three months ended December 31, 2012 as compared to $12.0 million for the three months ended December 31, 2011, a net increase of $5.2 million. During the first three months of fiscal 2013 as compared to the first three months of fiscal 2012, we had net proceeds from maturities of marketable securities of $7.6 million in the first quarter of fiscal 2013 offset by net purchases of $10.5 million in the first quarter of fiscal 2012. This was partially offset by an expenditure of $12.9 million, net of cash acquired, for the purchase of Etherios, Inc.
Cash used by financing activities was $3.8 million for the three months ended December 31, 2012 and cash provided by financing activities of $0.5 million for the three months ended December 31, 2011, a net decrease of $4.3 million. The majority of this decrease was due to our purchase of treasury stock of $4.2 million during the three months ended December 31, 2012.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock. This repurchase authorization expires on September 30, 2013. During the first quarter of fiscal 2013, we repurchased 458,007 shares for $4.3 million of which 10,400 shares at $0.1 million were not settled as of December 31, 2012.
At December 31, 2012, our total cash and cash equivalents and short-term marketable securities balance was $101.5 million This balance includes approximately $29.5 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $23.3 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $2.5 million to $3.5 million and could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." The FASB amended its guidance on testing of indefinite-lived intangible assets for impairment. Under the amended guidance, companies may perform a qualitative assessment to determine whether further impairment testing is necessary, similar to the amended goodwill impairment testing guidance noted below. The guidance for indefinite-lived intangible assets is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with an option for early adoption. We adopted ASU 2012-02 in the first quarter of fiscal 2013. As we do not have any indefinite-lived intangible assets, this pronouncement does not have an effect on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” and was subsequently amended in December 2011. This guidance eliminates the option to report other comprehensive income and its components in the consolidated statement of stockholders' equity. Rather it requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires us to present on the face of the financial statements any reclassification adjustments for items that are reclassified from other comprehensive income to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, FASB issued ASU No. 2011-12 which amends this guidance and defers only the presentation of reclassification of items out of accumulated comprehensive income. We adopted the guidance for ASU No. 2011-05 and early adopted the guidance for ASU No. 2011-12 in the first quarter of fiscal 2013, with comprehensive income shown as a separate statement immediately following the condensed consolidated statements of operations. This statement includes the presentation of items that are reclassified out of accumulated comprehensive income. Since the new guidance only relates to presentation, its adoption did not impact our consolidated financial position, results of operations, or cash flows.

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
For the three months ended December 31, 2012 and 2011, we had approximately $20.0 million and $18.9 million, respectively, of net sales to foreign customers including export sales. Of these sales, $6.1 million and $6.0 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Three months ended December 31,		% increase
	2012	2011	(decrease)
Euro	1.2972	1.3486	(3.8)%
British Pound	1.6064	1.5719	2.2%
Japanese Yen	0.0123	0.0129	(4.7)%
Indian Rupee	0.0185	0.0195	(5.1)%
A 10% change from the first three months of fiscal year 2013 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.3% increase or decrease in net sales and a 1.9% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock and terminated the prior repurchase authorization. This repurchase authorization expires on September 30, 2013. During the first quarter of fiscal 2013, we began to repurchase our common stock in the open market. The following table presents our repurchases during the first quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2012 - October 31, 2012	107,184	$9.37	107,184	$18,996,059.57
November 1, 2012 - November 30, 2012	224,505	$9.41	224,505	$16,883,784.29
December 1, 2012 - December 31, 2012 (1)	126,318	$9.56	126,318	$15,676,217.19
Total	458,007	$9.44	458,007	$15,676,217.19
(1) Includes 10,400 shares purchased for $98,342 that were not settled by December 31, 2012. Share repurchases are included within the Condensed Consolidated Statements of Cash Flows based on settlement date.

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

DIGI INTERNATIONAL INC.
Date:	February 1, 2013	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically