Form 10-Q
period 2013-03-31
DIGI INTERNATIONAL INC
filed 2013-05-03
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2013, there were 25,849,057 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands, except per common share data)
Net sales	$48,197	$49,016	$95,188	$95,678
Cost of sales	23,236	23,233	45,748	45,465
Gross profit	24,961	25,783	49,440	50,213
Operating expenses:
Sales and marketing	10,414	10,340	20,688	20,439
Research and development	7,775	7,753	15,192	15,985
General and administrative	6,390	4,201	11,506	9,248
Restructuring	(37)	60	(37)	296
Total operating expenses	24,542	22,354	47,349	45,968
Operating income	419	3,429	2,091	4,245
Other income (expense), net:
Interest income	50	74	102	146
Interest expense	(37)	(15)	(37)	(15)
Other income, net	438	8	562	155
Total other income, net	451	67	627	286
Income before income taxes	870	3,496	2,718	4,531
Income tax (benefit) provision	(130)	1,374	488	1,685
Net income	$1,000	$2,122	$2,230	$2,846
Net income per common share:
Basic	$0.04	$0.08	$0.09	$0.11
Diluted	$0.04	$0.08	$0.08	$0.11
Weighted average common shares:
Basic	26,138	25,709	26,163	25,674
Diluted	26,476	26,205	26,474	26,172
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
	(in thousands)
Net income	$1,000	$2,122	$2,230	$2,846
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,090)	(139)	(3,379)	(1,922)
Change in net unrealized (loss) gain on investments	(61)	64	(59)	87
Less income tax benefit (provision)	24	(25)	23	(34)
Reclassification of realized loss on investments included in net income (1)	—	—	—	12
Less income tax benefit (2)	—	—	—	(5)
Other comprehensive loss, net of tax	(3,127)	(100)	(3,415)	(1,862)
Comprehensive (loss) income	$(2,127)	$2,022	$(1,185)	$984

(1)	Recorded in Other income, net in our Condensed Consolidated Statement of Operations.

(2)	Recorded in Income tax (benefit) provision in our Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	September 30, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$42,357	$60,246
Marketable securities	37,401	58,372
Accounts receivable, net	23,857	24,634
Inventories	25,799	24,435
Deferred tax assets	3,472	3,389
Other	5,925	2,493
Total current assets	138,811	173,569
Marketable securities, long-term	22,105	2,016
Property, equipment and improvements, net	15,107	15,157
Identifiable intangible assets, net	11,938	10,629
Goodwill	102,473	86,209
Deferred tax assets	4,636	5,010
Other	526	494
Total assets	$295,596	$293,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,387	$6,040
Income taxes payable	—	1,269
Accrued compensation	5,789	5,744
Accrued warranty	925	1,021
Accrued legal settlement	1,525	—
Other	3,562	4,118
Total current liabilities	19,188	18,192
Income taxes payable	3,363	3,294
Deferred tax liabilities	489	630
Other noncurrent liabilities	100	111
Total liabilities	23,140	22,227
Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,070,229 and 29,268,788 shares issued	301	293
Additional paid-in capital	208,795	199,495
Retained earnings	112,513	110,283
Accumulated other comprehensive loss	(17,140)	(13,725)
Treasury stock, at cost, 4,033,176 and 3,356,453 shares	(32,013)	(25,489)
Total stockholders’ equity	272,456	270,857
Total liabilities and stockholders’ equity	$295,596	$293,084
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2013	2012
	(in thousands)
Operating activities:
Net income	$2,230	$2,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,705	1,606
Amortization of identifiable intangible assets	2,204	2,437
Stock-based compensation	1,914	1,886
Excess tax benefits from stock-based compensation	(53)	(67)
Deferred income tax benefit	(1,079)	(1,173)
Bad debt/product return provision	285	338
Inventory obsolescence	554	776
Restructuring	—	296
Other	(307)	(117)
Changes in operating assets and liabilities (net of acquisition)	(4,103)	(2,720)
Net cash provided by operating activities	3,350	6,108
Investing activities:
Purchase of marketable securities	(37,337)	(41,640)
Proceeds from maturities of marketable securities	38,161	30,566
Proceeds from sale of investment	—	135
Acquisition of business, net of cash acquired	(12,919)	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,080)	(2,650)
Net cash used in investing activities	(14,175)	(13,589)
Financing activities:
Excess tax benefits from stock-based compensation	53	67
Proceeds from stock option plan transactions	590	521
Proceeds from employee stock purchase plan transactions	248	568
Purchase of treasury stock	(6,765)	—
Net cash (used in) provided by financing activities	(5,874)	1,156
Effect of exchange rate changes on cash and cash equivalents	(1,190)	(621)
Net decrease in cash and cash equivalents	(17,889)	(6,946)
Cash and cash equivalents, beginning of period	60,246	54,684
Cash and cash equivalents, end of period	$42,357	$47,738

Supplemental schedule of non-cash investing activities:
Issuance of common stock for business acquisition	$(6,804)	$—
Securities purchased, not settled	$—	$(3,600)
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
Recently Issued Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We are currently reviewing the provisions of ASU No. 2013-05 but do not expect it to have a material effect on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance beginning January 1, 2013. Other than requiring additional disclosures, the adoption did not have an effect on our consolidated financial statements.
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

2. EARNINGS PER SHARE
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares of our stock result from dilutive common stock options, restricted stock units and shares purchased through our employee stock purchase plan.
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Numerator:
Net income	$1,000	$2,122	$2,230	$2,846
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	26,138	25,709	26,163	25,674
Effect of dilutive securities:
Employee stock options, restricted stock units and employee stock purchase plan	338	496	311	498
Denominator for diluted net income per common share — adjusted weighted average shares	26,476	26,205	26,474	26,172
Net income per common share, basic	$0.04	$0.08	$0.09	$0.11
Net income per common share, diluted	$0.04	$0.08	$0.08	$0.11
Because their effect would be anti-dilutive, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. For the three and six month periods ended March 31, 2013, there were 3,263,692 and 2,502,985 potentially dilutive shares related to such stock options. For both the three and six month periods ended March 31, 2012, there were 1,798,213 potentially dilutive shares related to such stock options.
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
Cash in the amount of $2.35 million was deposited to an escrow fund with a third party agent. Of the $2.35 million escrow, $0.3 million related to a holdback amount pending final determination of the unpaid debt and working capital as shown on the closing balance sheet. This holdback amount was paid in February 2013 as we had no changes to the closing balance sheet. An additional $2.05 million is held in escrow for a period not to exceed eighteen months from the date of closing to satisfy possible claims that may arise pursuant to specific representation and warranty sections of the stock purchase agreement. The escrowed amounts have been included in the determination of the purchase consideration on the date of acquisition as management expects that the representation and warranty matters is determinable beyond a reasonable doubt.
Costs related to the acquisition, which include legal, accounting, and valuation fees, in the amount of $0.2 million have been charged directly to operations and are included in general and administrative expense in our consolidated statement of operations for the sixth months ended March 31, 2013.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $17.1 million of goodwill. We believe that the acquisition resulted in the recognition of goodwill primarily because Etherios is a salesforce.com Platinum Partner and experienced in end user implementation of the

3. ACQUISITION (Continued)
Salesforce Service Cloud. Although we believe the relationship with salesforce.com is important to us, it is not an exclusive relationship and requires Etherios to compete with others for business opportunities.  Accordingly, we have determined that this relationship cannot be valued as a separate intangible asset of Etherios and as a result is a component of goodwill.
As salesforce.com has signaled its intent for the Service Cloud to be used as a means to monitor machines, we also believe that the acquisition of Etherios will further enhance our solutions offerings and provide another channel for net sales of our networking products.
Etherios' operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheet as of March 31, 2013 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
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
The weighted average useful life for all the identifiable intangibles listed above is 5.7 years. For purposes of determining fair value, the existing customer relationships identified above are assumed to have useful lives ranging between six to eight years, non-compete agreements are assumed to have useful lives of five years, the trade name is assumed to have a useful life of seven years, and the order backlog is assumed to have a useful life of one year. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset is expected to be consumed.

3. ACQUISITION (Continued)
We have determined that the Etherios acquisition is not material to our consolidated results of operations or financial position. Therefore, pro forma financial information is not presented.
4. SELECTED BALANCE SHEET DATA
(in thousands)

	March 31, 2013	September 30, 2012
Accounts receivable, net:
Accounts receivable	$24,216	$24,929
Less allowance for doubtful accounts	359	295
	$23,857	$24,634
Inventories:
Raw materials	$20,607	$18,159
Work in process	489	428
Finished goods	4,703	5,848
	$25,799	$24,435
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
In order to estimate the fair value for each security in our investment portfolio, where available, we obtain quoted market prices and trading activity for each security. We obtain relevant information from our investment advisor and also may review the financial solvency of certain security issuers if warranted. As of March 31, 2013, 61 of our 72 securities that we are holding were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our non-current marketable securities will mature in less than 3 years.

5. MARKETABLE SECURITIES (CONTINUED)
At March 31, 2013 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$24,036	$1	$(18)	$24,019
Commercial paper	2,000	—	—	2,000
Certificates of deposit	4,758	—	(2)	4,756
Government municipal bonds	6,626	—	—	6,626
Current marketable securities	37,420	1	(20)	37,401
Non-current marketable securities:
Corporate bonds	15,906	4	(37)	15,873
Certificates of deposit	6,251	—	(19)	6,232
Government municipal bonds	—	—	—	—
Non-current marketable securities	22,157	4	(56)	22,105
Total marketable securities	$59,577	$5	$(76)	$59,506

(1)	Included in amortized cost and fair value is purchased and accrued interest of $500.

(2)	The aggregate related fair value of securities with unrealized losses as of March 31, 2013 was $49,320. These investments have been in an unrealized loss position for less than twelve months.
At September 30, 2012 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$39,306	$14	$(19)	$39,301
Commercial paper	2,000	—	—	2,000
Certificates of deposit	7,262	—	(4)	7,258
Government municipal bonds	9,814	1	(2)	9,813
Current marketable securities	58,382	15	(25)	58,372
Non-current marketable securities:
Corporate bonds	2,019	—	(3)	2,016
Total marketable securities	$60,401	$15	$(28)	$60,388

(1)	Included in amortized cost and fair value is purchased and accrued interest of $485.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2012 was $34,503. These investments have been in an unrealized loss position for less than twelve months.
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

6. FAIR VALUE MEASUREMENTS (CONTINUED)
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
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2013 using:
	Total carrying value at March 31, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$7,775	$7,775	$—	$—
Available-for-sale marketable securities:
Corporate bonds	39,892	—	39,892	—
Commercial paper	2,000	—	2,000	—
Certificates of deposit	10,988	—	10,988	—
Government municipal bonds	6,626	—	6,626	—
Total cash equivalents and marketable securities measured at fair value	$67,281	$7,775	$59,506	$—

		Fair Value Measurements at September 30, 2012 using:
	Total carrying value at September 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$28,355	$28,355	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,317	—	41,317	—
Commercial paper	2,000	—	2,000	—
Certificates of deposit	7,258	—	7,258	—
Government municipal bonds	9,813	—	9,813	—
Total cash equivalents and marketable securities measured at fair value	$88,743	$28,355	$60,388	$—

6. FAIR VALUE MEASUREMENTS (CONTINUED)
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the six months ended March 31, 2013.
We had no financial assets valued with Level 3 inputs as of March 31, 2013 nor did we purchase or sell any Level 3 financial assets during the six months ended March 31, 2013.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were (in thousands):

	March 31, 2013			September 30, 2012
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,177	$(43,847)	$2,330	$46,597	$(43,639)	$2,958
License agreements	2,840	(2,719)	121	2,840	(2,682)	158
Patents and trademarks	11,729	(9,018)	2,711	10,943	(8,469)	2,474
Customer maintenance contracts	700	(700)	—	700	(700)	—
Customer relationships	18,641	(13,083)	5,558	17,504	(12,465)	5,039
Non-compete agreements	2,129	(1,121)	1,008	1,045	(1,045)	—
Order backlog	360	(150)	210	—	—	—
Total	$82,576	$(70,638)	$11,938	$79,629	$(69,000)	$10,629
Amortization expense was $1.1 million and $1.2 million for the three month periods ended March 31, 2013 and 2012, respectively. Amortization was $2.2 million and $2.4 million for the six month periods ended March 31, 2013 and 2012, respectively. Amortization expense is recorded on our consolidated statement of operations within cost of sales and in general and administrative expense. Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2013 and the five succeeding fiscal years is (in thousands):

2013 (six months)	$2,246
2014	3,871
2015	2,660
2016	1,323
2017	696
2018	482
The changes in the carrying amount of goodwill are (in thousands):

	Six months ended March 31,
	2013	2012
Beginning balance, October 1	$86,209	$86,012
Acquisition of Etherios, Inc.	17,120	—
Foreign currency translation adjustment	(856)	102
Ending balance, March 31	$102,473	$86,114

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
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
8. INCOME TAXES
Income taxes have been provided at an overall effective rate of 18.0% and 37.2% for the six month periods ended March 31, 2013 and 2012, respectively. The overall effective tax rate includes the discrete items mentioned in the following paragraphs. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the second quarter of fiscal 2013, we recorded a discrete tax benefit of $0.4 million resulting from the enactment of legislation on January 2, 2013 extending the research and development tax credit for the last three quarters of fiscal 2012. In the first quarter of fiscal 2013, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 19.1 percentage points for the six month period ended March 31, 2013.
In the first quarter of fiscal 2012, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from various U.S. tax jurisdictions. This discrete tax benefit reduced our effective tax rate by 2.7 percentage points for the six month period ended March 31, 2012.
The effective tax rate for the first half of fiscal 2012, before consideration of the impact of the discrete tax benefit, was higher than the Federal statutory rate primarily due to state income taxes, lower domestic tax benefits and increases in certain foreign tax reserves.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2012	$2,720
Increases related to:
Prior year income tax positions	202
Decreases related to:
Expiration of statute of limitations	(98)
Unrecognized tax benefits as of March 31, 2013	$2,824
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.8 million. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will increase approximately $0.2 million over the next 12 months due to increases in current year reserves, partially offset by the expiration of the statute of limitations.
We recognize interest and penalties related to income tax matters in income tax expense. During both the six month periods ended March 31, 2013 and 2012, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits as of March 31, 2013 and September 30, 2012 of $0.5 million and $0.6 million, respectively. Our long-term income taxes payable on our condensed consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
At March 31, 2013, we had approximately $23.4 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax

8. INCOME TAXES (CONTINUED)
laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $2.5 million to $3.5 million which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009 in the case of U.S. federal tax authorities and prior to fiscal 2008 for non-U.S. income tax authorities. For state taxing authorities, consisting primarily of Minnesota, California and Texas, we are no longer subject to income tax examination for tax years generally before fiscal 2008.
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets as its own line item within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2013	$935	$103	$(113)	$925
Three months ended March 31, 2012	$1,007	$145	$(171)	$981

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2013	$1,021	$153	$(249)	$925
Six months ended March 31, 2012	$941	$365	$(325)	$981

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
10. CONTINGENCIES
Patent Infringement Lawsuits
On May 29, 2012, U.S. Ethernet Innovations, LLC ("USEI") filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against us and one other company pertaining to the infringement of four patents related to Ethernet technology. On April 22, 2013, we announced the settlement of this patent infringement lawsuit for $1.5 million, which has been recorded in general and administrative expense on our Condensed Consolidated Statement of Operations and on our Condensed Consolidated Balance Sheet at March 31, 2013. The settlement fully resolves the claims by USEI with no future payment obligations. Net of taxes, the settlement was $1.0 million and therefore reduced earnings per diluted share for the second quarter of fiscal 2013 by approximately $0.04.
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas.  This claim subsequently was moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO's patents by wireless mesh networking and multi-port networking

10. CONTINGENCIES (CONTINUED)
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
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition. With the exception of certain capitalized legal costs related to patents and trademarks, we expense our legal costs as incurred and record them in general and administrative expense.
11. RESTRUCTURING
U.S. Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. We recorded $1.0 million of restructuring charges on a pre-tax basis. The restructuring relates primarily to changes being implemented to focus on a shift in our business to more aggressively sell end-to-end M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force of 30 employees at a cost of $0.6 million for severance and have moved to hire new employees or re-assign existing employees into newly created positions. We also expect to incur expenses from vacating facilities in Davis, California and Huntington Beach, California at a cost of approximately $0.4 million. The payments associated with these charges and all the actions associated with the restructuring were completed during the second quarter of fiscal 2013.
Below is listed a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Restructuring charge at April 26, 2012	$568	$395	$963
Payments	(555)	(287)	(842)
Balance at September 30, 2012	$13	$108	$121
Payments	—	(80)	(80)
Balance at December 31, 2012	$13	$28	$41
Payments	—	(4)	(4)
Reversal	(13)	(24)	(37)
Balance at March 31, 2013	$—	$—	$—
12. SUBSEQUENT EVENT
On April 22, 2013, we announced the settlement of a patent infringement lawsuit with U.S. Ethernet Innovations, LLC ("USEI") for $1.5 million ($1.0 million, net of taxes). For more detail, see Note 10 to our Condensed Consolidated Financial Statements.

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
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, such as our recently announced purchase of Etherios, Inc., and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2012 and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Net sales were $48.2 million for the second quarter of fiscal 2013, compared to $49.0 million for the second quarter of fiscal 2012, a decrease of $0.8 million. The results for the second quarter of fiscal 2013 included the net sales from Etherios' consulting services of $2.4 million in North America. We believe that the acquisition of Etherios will further enhance our solutions offerings and provide another channel for net sales of our networking products. North American net sales decreased by $0.4 million, or 1.3%, and international net sales decreased by $0.4 million, or 2.2%, in the second quarter of fiscal 2013 compared to the comparable quarter a year ago. In the second quarter of fiscal 2012, we recorded revenue of approximately $3.0 million that was delayed from the first quarter of fiscal 2012 as a result of the flooding in Thailand that took place in October 2011, impacting the operations of our contract manufacturer located near Bangkok, Thailand.
Net income was $1.0 million in the second quarter of fiscal 2013, or $0.04 per diluted share, compared to $2.1 million, or $0.08 per diluted share, in the second quarter of fiscal 2012. Net income in the second quarter of fiscal 2013 included the settlement described below of $1.0 million, net of taxes, which reduced earnings per diluted share by approximately $0.04. This was partially offset by a tax benefit of $0.4 million, or $0.01 per diluted share, resulting from the enactment of legislation extending the research and development tax credit that allowed us to record tax credits for the last three quarters of fiscal 2012 in the second quarter of fiscal 2013, based on the enactment date of January 2, 2013.
On April 22, 2013, we announced the settlement of a patent infringement lawsuit with U.S. Ethernet Innovations, LLC for $1.5 million ($1.0 million, net of taxes). We recorded the pre-tax settlement of $1.5 million in general and administrative expense in the second quarter of fiscal 2013 (See Note 10 to our Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
	2013		2012		(decr.)	2013		2012		(decr.)
Net sales	$48,197	100.0%	$49,016	100.0%	(1.7)	$95,188	100.0%	$95,678	100.0%	(0.5)%
Cost of sales	23,236	48.2	23,233	47.4	—	45,748	48.1	45,465	47.5	0.6
Gross profit	24,961	51.8	25,783	52.6	(3.2)	49,440	51.9	50,213	52.5	(1.5)
Operating expenses	24,542	50.9	22,354	45.6	9.8	47,349	49.7	45,968	48.1	3.0
Operating income	419	0.9	3,429	7.0	(87.8)	2,091	2.2	4,245	4.4	(50.7)
Other income, net	451	0.9	67	0.1	573.1	627	0.7	286	0.3	119.2
Income before income taxes	870	1.8	3,496	7.1	(75.1)	2,718	2.9	4,531	4.7	(40.0)
Income tax (benefit) provision	(130)	(0.3)	1,374	2.8	(109.5)	488	0.6	1,685	1.7	(71.0)
Net income	$1,000	2.1%	$2,122	4.3%	(52.9)%	$2,230	2.3%	$2,846	3.0%	(21.6)%
NET SALES
Net sales decreased by $0.8 million, or 1.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Net sales decreased $0.5 million, or 0.5%, for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. Net sales for the three and six month periods ended March 31, 2013 included Etherios net sales from the date of acquisition of $2.4 million and $3.9 million, respectively. The net sales of our mature products decreased at a faster rate than the increases in net sales of our growth and services products. In the second quarter of fiscal 2012, we recorded revenue of approximately $3.0 million that was delayed from the first quarter of fiscal 2012 as a result of the flooding in Thailand that took place in October 2011, impacting the operations of our contract manufacturer located near Bangkok, Thailand. We did not experience a significant change in net sales as a result of pricing during the three and six month periods ended March 31, 2013.
Beginning in the second quarter of fiscal 2013, we are no longer measuring our products and services in the embedded and non-embedded product categories. We are now measuring our net sales by growth products and services and mature product categories as we believe that this is a more meaningful presentation and reflects how we are viewing and measuring our revenue.
Net Sales by Growth Products and Services and Mature Product Categories

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2013		2012		(decr.)	2013		2012		(decr.)
Growth products and services	$27,176	56.4%	$26,398	53.9%	2.9%	$53,024	55.7%	$50,194	52.5%	5.6%
Mature products	21,021	43.6	22,618	46.1	(7.1)	42,164	44.3	45,484	47.5	(7.3)
Total net sales	$48,197	100.0%	$49,016	100.0%	(1.7)%	$95,188	100.0%	$95,678	100.0%	(0.5)%
Our growth products and services portfolio includes all wireless products, as well as the ARM-based embedded module product line, which leverages the Device Cloud by Etherios™ ((Device Cloud) formerly known as the iDigi® platform) with both wired and wireless connectivity. The services portfolio includes our wireless design solutions, application consulting services, Etherios consulting services, and the Device Cloud platform. Growth products and services increased by $0.8 million and $2.8 million for the three and six month periods ended March 31 2013 as compared to the same periods a year ago. The growth products and services portfolio includes net sales of Etherios' consulting services of $2.4 million and $3.9 million for the three and six month periods ended March 31, 2013. Our mature products portfolio includes all wired products, except for ARM-based embedded modules which are included in growth products. Net sales of our mature products decreased as expected for both the three and six month periods ended March 31, 2013 as compared to the same periods a year ago.
We believe that our serial servers, Rabbit-branded modules, chips and USB products are mature products and we expect that net sales of these products will continue to decrease in the future as they are near the end of their product life cycles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Sales by Wireless, Wired and Other Categories

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2013		2012		(decr.)	2013		2012		(decr.)
Wireless	$20,816	43.2%	$21,827	44.5%	(4.6)%	$42,481	44.6%	$41,662	43.5%	2.0%
Wired	24,938	51.7	27,189	55.5	(8.3)	48,843	51.3	54,016	56.5	(9.6)
Other	2,443	5.1	—	N/A	N/A	3,864	4.1	—	N/A	N/A
Total net sales	$48,197	100.0%	$49,016	100.0%	(1.7)%	$95,188	100.0%	$95,678	100.0%	(0.5)%
Our Wireless products category comprised 43.2% and 44.6% of our total net sales for the three and six months ended March 31, 2013, respectively, and 44.5% and 43.5% of our net sales for the three and six months ended March 31, 2012, respectively. The Wireless products category includes all wireless products, in addition to wireless design services, application consulting services and the Device Cloud platform. The Other category includes consulting services revenue from Etherios.
As we continue to transition to a wireless products and solutions-based sales organization, we may experience uneven demand, that may cause fluctuations in revenue in future quarters.
Net Sales by Geographic Location
The following summarizes our total net sales by geographic region for all products:

	Three months ended March 31,		$ incr.	% incr.	Six months ended March 31,		$ incr.	% incr.
($ in thousands)	2013	2012	(decr.)	(decr.)	2013	2012	(decr.)	(decr.)
North America	$28,593	$28,981	$(388)	(1.3)%	$55,595	$56,745	$(1,150)	(2.0)%
EMEA	11,940	12,168	(228)	(1.9)	23,923	23,742	181	0.8
Asia countries	6,268	6,174	94	1.5	12,760	11,801	959	8.1
Latin America	1,396	1,693	(297)	(17.5)	2,910	3,390	(480)	(14.2)
Total net sales	$48,197	$49,016	$(819)	(1.7)%	$95,188	$95,678	$(490)	(0.5)%
Net sales in North America decreased by $0.4 million and $1.2 million for the three and six months ended March 31, 2013, respectively compared to the same periods a year ago as the net sales of our mature products decreased at a faster rate than the increases in net sales of our growth and services products. Net sales of Etherios for the three and six months ended March 31, 2013 were $2.4 million and $3.9 million, respectively.
Net sales in Europe, Middle East & Africa (“EMEA”) decreased by $0.2 million for the three months ended March 31, 2013 compared to the same period a year ago primarily due to decreases in net sales of cellular and embedded modules. EMEA net sales for the six months ended March 31, 2013 compared to the same period a year ago increased by $0.2 million primarily due to an increase in cellular product net sales.
Net sales in Asia countries increased by $0.1 million and $1.0 million for the three and six month periods ended March 31, 2013, respectively, compared to the same periods a year ago. This was primarily due to an increase in project-based revenue.
Net sales in Latin America decreased by $0.3 million and $0.5 million for the three and six month periods ended March 31, 2013, respectively, compared to the same periods a year ago primarily due to reduction in cellular product net sales.
The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.1 million for the three month period ended March 31, 2013, when compared to the same periods a year ago, primarily related to the weakening of the Yen compared to the U.S. dollar. For the six months ended March 31, 2013 as compared to the same period a year ago, the unfavorable impact on net sales was $0.3 million due to the weakening of the Euro and the Yen compared to the U.S. dollar.
GROSS MARGIN
Gross margins were 51.8% and 51.9% for the three and six month periods ended March 31, 2013, respectively compared to gross margins of 52.6% and 52.5% for the three and six month periods ended March 31, 2012, respectively. The gross margin decreased for the three and six months ended March 31, 2013 by 0.8 percentage points and 0.6 percentage points, respectively

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

primarily due to the inclusion of gross margins from Etherios' consulting services. The margins on these services are generally lower than our products' margins.
OPERATING EXPENSES
Operating expenses increased by $2.2 million and $1.4 million for the three and six month periods ended March 31, 2013 as compared to the same periods a year ago. Incremental operating expenses for Etherios for the three and six month periods ended March 31, 2013 were $1.2 million and $1.9 million, respectively. The settlement of the patent infringement lawsuit of $1.5 million ($1.0 million, net of taxes) is included in general and administrative expenses for the three and six months ended March 31, 2013. This was partially offset by cost containment measures that were put in place to achieve targeted expense levels.
The following summarizes our total operating expenses, in dollars and as a percentage of net sales:

	Three months ended March 31,				$ incr.	Six months ended March 31,				$ incr.
($ in thousands)	2013		2012		(decr.)	2013		2012		(decr.)
Sales and marketing	$10,414	21.6%	$10,340	21.1%	$74	$20,688	21.7%	$20,439	21.4%	$249
Research and development	7,775	16.1	7,753	15.8	22	15,192	15.9	15,985	16.7	(793)
General and administrative	6,390	13.3	4,201	8.6	2,189	11,506	12.1	9,248	9.7	2,258
Restructuring	(37)	(0.1)	60	0.1	(97)	(37)	—	296	0.3	(333)
Total operating expenses	$24,542	50.9%	$22,354	45.6%	$2,188	$47,349	49.7%	$45,968	48.1%	$1,381
Sales and marketing expenses for the three and six months ended March 31, 2013 as compared to the same periods a year ago increased by $0.1 million and $0.2 million, respectively, primarily related to an increase in compensation-related expense partially offset by a decrease in outside services expense.
Research and development expenses remained mostly unchanged for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Research and development expenses decreased $0.8 million for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012 due primarily to a decrease of $0.5 million in outside services and a decrease of $0.3 million in other research and development expenses.
General and administrative expenses increased $2.2 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase was primarily related to a patent infringement settlement of $1.5 million ($1.0 million, net of taxes) (see Note 10 to our Condensed Consolidated Financial Statements) and an increase of $0.3 million related to a prior year reversal of a reserve for the NetSilicon IPO litigation as our insurers paid on our behalf to the plaintiffs the full amount of the settlement share allocated to us. In addition, professional fees increased by $0.3 million. General and administrative expenses increased by $2.3 million for the six months ended March 31, 2013 as compared to the six months ended March 31, 2012 due primarily to the patent infringement settlement mentioned above of $1.5 million ($1.0 million, net of taxes), the $0.3 million prior year reversal for the NetSilicon IPO litigation as previously described and an increase of $0.6 million for professional fees.
Restructuring expense was $0.1 million and $0.3 million for the three and six month periods ended March 31, 2012, respectively related to the Breisach, Germany restructuring announced July 21, 2011.
OTHER INCOME (EXPENSE), NET
Other income (expense), net increased by $0.4 million for the both the three and six month periods ended March 31, 2013 compared to the same periods a year ago primarily due to unrealized exchange gains resulting from remeasuring net assets held in non-functional currencies to local currencies, and realized exchange gains. We recorded a gain on the sale of an investment of $0.1 million in the first quarter of fiscal 2012.
INCOME TAXES
Income taxes have been provided at an overall effective rate of 18.0% and 37.2% for the six month periods ended March 31, 2013 and 2012, respectively. The overall effective tax rate includes the discrete items mentioned in the following paragraphs. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the second quarter of fiscal 2013, we recorded a discrete tax benefit of $0.4 million resulting from the enactment of legislation on January 2, 2013, extending the research and development tax credit for the last three quarters of fiscal 2012. In the first quarter of fiscal 2013, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 19.1 percentage points for the six month period ended March 31, 2013.
In the first quarter of fiscal 2012, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from various U.S. tax jurisdictions. This discrete tax benefit reduced our effective tax rate by 2.7 percentage points for the six month period ended March 31, 2012.
The effective tax rate for the first half of fiscal 2012, before consideration of the impact of the discrete tax benefit, was higher than the Federal statutory rate primarily due to state income taxes, lower domestic tax benefits and increases in certain foreign tax reserves.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At March 31, 2013, we had cash, cash equivalents and short-term marketable securities of $79.8 million compared to $118.6 million at September 30, 2012. Our working capital (total current assets less total current liabilities) was $119.6 million at March 31, 2013 and $155.4 million at September 30, 2012. The decreases in both the liquid assets and the working capital resulted primarily from an increase of $20.1 million in long-term marketable securities from September 30. 2012 to March 31, 2013 as we modified our investment policy to allow purchases of certificates of deposits for up to a three year term. In addition we spent $12.9 million, net of cash acquired for the acquisition of Etherios, and $6.8 million on the purchase of our treasury stock. We presently anticipate total fiscal 2013 capital expenditures will be approximately $3.9 million.
Reconciliation of Changes in Operating Assets and Liabilities:

	Six months ended March 31,		$ incr.
($ in thousands)	2013	2012	(decr.)
Accounts receivable	$1,315	$1,151	$164
Inventories	(1,920)	(1,848)	(72)
Other assets	(960)	(652)	(308)
Accounts payable	730	1,228	(498)
Income taxes	(3,647)	(3,461)	(186)
Accrued expenses	379	862	(483)
Changes in operating assets and liabilities	$(4,103)	$(2,720)	$(1,383)
Net cash provided by operating activities was $3.4 million for the six months ended March 31, 2013 as compared to $6.1 million for the six months ended March 31, 2012, a net decrease of $2.7 million. This is primarily due to a reduction for changes in working capital of $1.4 million, a decrease in net income of $0.6 million, a decrease in the restructuring accrual of $0.3 million and a decrease of $0.4 million for inventory obsolescence and other reconciling items. The decrease of $1.4 million for working capital was due to lower bonus payouts relating to the fiscal 2012 bonus plan in the first quarter of fiscal 2013 compared to the prior fiscal year, a decrease in accounts payable balances due to less inventory purchases, additional prepaid expenses and income taxes receivable.
Net cash used in investing activities was $14.2 million during the six months ended March 31, 2013 as compared to $13.6 million for the six months ended March 31, 2012, a net increase of $0.6 million. During the first six months of fiscal 2013 as compared to the first six months of fiscal 2012, we had net proceeds from maturities of marketable securities of $0.8 million in the first half of fiscal 2013 offset by net purchases of $11.1 million in the first half of fiscal 2012 and fewer expenditures for net capital equipment of $0.6 million. This was partially offset by an expenditure of $12.9 million, net of cash acquired, for the purchase of Etherios, Inc.
Cash used by financing activities was $5.9 million for the six months ended March 31, 2013 and cash provided by financing activities was $1.2 million for the six months ended March 31, 2012, a net decrease of $7.1 million. The majority of this decrease was due to our purchase of treasury stock of $6.8 million during the six months ended March 31, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. On July 25, 2012 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock. We began repurchasing our common stock on the open market in the first quarter of fiscal 2013. This repurchase authorization expires on September 30, 2013. During the first six months of fiscal 2013, we repurchased 707,654 shares for $6.8 million.
At March 31, 2013, our total cash and cash equivalents and short-term marketable securities balance was $79.8 million. This balance includes approximately $32.9 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $23.4 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $2.5 million to $3.5 million which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We are currently reviewing the provisions of ASU No. 2013-05 but do not expect it to have a material effect on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance beginning January 1, 2013. Other than requiring additional disclosures, the adoption did not have an effect on our consolidated financial statements.
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
For the six months ended March 31, 2013 and 2012, we had approximately $39.6 million and $38.9 million, respectively, of net sales to foreign customers including export sales. Of these sales, $11.5 million and $12.4 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Six months ended March 31,		% increase
	2013	2012	(decrease)
Euro	1.3087	1.3297	(1.6)%
British Pound	1.5804	1.5711	0.6%
Japanese Yen	0.0116	0.0128	(9.4)%
Indian Rupee	0.0185	0.0196	(5.6)%
A 10% change from the first six months of fiscal year 2013 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.2% increase or decrease in net sales and a 1.9% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
We are subject to various cybersecurity risks, which are particularly acute in the cloud-based technologies operated by us and other third parties that form a part of our solutions, that may increase our costs and could damage our brand and reputation.
As we continue to direct a substantial portion of our sales and development efforts toward broader based M2M solutions, including the Device Cloud by Etherios™, we expect to store, convey and potentially process increasing amounts of data produced by customer devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business.  It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security.  Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.  Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security.  Improper disclosure of data or perception that our data security is insufficient could harm our reputation, give rise to legal proceedings, or subject our company to liability under laws that protect data, any of which could result in increased costs and loss of revenue.
If a cyberattack or other security incident were to allow unauthorized access to or modification of our customers' data or our own data, whether due to a failure with our systems or related systems operated by third parties, we could suffer damage to our brand and reputation. The costs we would incur to address and fix these incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as regulatory focus on privacy and data security issues continues to increase and worldwide laws and regulations concerning the protection of information become more complex, the potential risks and costs of compliance to our business will intensify.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock and terminated the prior repurchase authorization. This repurchase authorization expires on September 30, 2013. During the first quarter of fiscal 2013, we began to repurchase our common stock in the open market. The following table presents our repurchases during the second quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2013 - January 31, 2013	86,532	$9.67	86,532	$14,839,445.58
February 1, 2013 - February 28, 2013	59,451	$9.96	59,451	$14,247,169.70
March 1, 2013 - March 31, 2013	103,664	$9.77	103,664	$13,234,701.68
Total	249,647	$9.78	249,647	$13,234,701.68

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Digi International Inc. 2013 Omnibus Incentive Plan (5)*

10	(a)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)*

10	(a)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2013 Omnibus Incentive Plan)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on April 16, 2013 (File No. 333-187949)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 3, 2013	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Digi International Inc. 2013 Omnibus Incentive Plan	Incorporated by Reference

10	(a)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)
Filed Electronically

10	(a)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2013 Omnibus Incentive Plan)	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically