Form 10-Q/A
period 2013-03-31
DIGI INTERNATIONAL INC
filed 2013-06-14
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 with the Securities and Exchange Commission (“SEC”) on May 3, 2013 (the “Original Filing”). We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) for the sole purpose of including corrected Exhibit 31(a), Exhibit 31(b) and Exhibit 32 certifications that were filed with the Original Filing in order to correctly identify the filing as a quarterly report on Form 10-Q. The certifications in the Original Filing incorrectly identified the filing as an annual report on Form 10‑K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and guidance provided by the staff of the SEC, this amendment contains the complete text of the Original Filing. Except with respect to appropriate revisions to Part II, Item 6 to reflect this Amendment as described above, we have not modified or updated other disclosures presented in the Original Filing. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Filing and does not reflect events occurring after the filing of the Original Filing. This Amendment should be read in conjunction with our other filings with the SEC subsequent to the filing of the Original Filing.

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
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)*†

10	(a)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2013 Omnibus Incentive Plan)*†

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document†

101.SCH		XBRL Taxonomy Extension Schema Document†

101.CAL		XBRL Taxonomy Calculation Linkbase Document†

101.DEF		XBRL Taxonomy Definition Linkbase Document†

101.LAB		XBRL Taxonomy Label Linkbase Document†

101.PRE		XBRL Taxonomy Presentation Linkbase Document†

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
†Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and filed May 3, 2013 (File No. 1-34033).
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on April 16, 2013 (File No. 333-187949)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	June 14, 2013	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Digi International Inc. 2013 Omnibus Incentive Plan	Incorporated by Reference

10	(a)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)
Previously Filed

10	(a)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2013 Omnibus Incentive Plan)	Previously Filed

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Previously Filed

101.SCH		XBRL Taxonomy Extension Schema Document	Previously Filed

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Previously Filed

101.DEF		XBRL Taxonomy Definition Linkbase Document	Previously Filed

101.LAB		XBRL Taxonomy Label Linkbase Document	Previously Filed

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Previously Filed