Form 10-Q
period 2013-06-30
DIGI INTERNATIONAL INC
filed 2013-08-02
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 30, 2013, there were 25,712,887 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per common share data)
Net sales	$48,824	$47,632	$144,012	$143,310
Cost of sales	24,104	22,328	69,852	67,793
Gross profit	24,720	25,304	74,160	75,517
Operating expenses:
Sales and marketing	10,372	9,920	31,060	30,359
Research and development	7,606	7,779	22,798	23,764
General and administrative	4,850	4,560	16,356	13,808
Restructuring	—	963	(37)	1,259
Total operating expenses	22,828	23,222	70,177	69,190
Operating income	1,892	2,082	3,983	6,327
Other (expense) income, net:
Interest income	58	71	160	217
Interest expense	—	—	(37)	(15)
Other (expense) income, net	(59)	(192)	503	(37)
Total other (expense) income, net	(1)	(121)	626	165
Income before income taxes	1,891	1,961	4,609	6,492
Income tax provision (benefit)	363	(346)	851	1,339
Net income	$1,528	$2,307	$3,758	$5,153
Net income per common share:
Basic	$0.06	$0.09	$0.14	$0.20
Diluted	$0.06	$0.09	$0.14	$0.20
Weighted average common shares:
Basic	25,849	25,770	26,057	25,705
Diluted	26,114	26,043	26,323	26,138
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$1,528	$2,307	$3,758	$5,153
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	127	(2,533)	(3,252)	(4,455)
Change in net unrealized (loss) gain on investments	(13)	(7)	(72)	80
Less income tax benefit (provision)	5	3	28	(31)
Reclassification of realized loss on investments included in net income (1)	—	—	—	12
Less income tax benefit (2)	—	—	—	(5)
Other comprehensive income (loss), net of tax	119	(2,537)	(3,296)	(4,399)
Comprehensive income (loss)	$1,647	$(230)	$462	$754

(1)	Recorded in Other (expense) income, net in our Condensed Consolidated Statements of Operations.

(2)	Recorded in Income tax provision (benefit) in our Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	September 30, 2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,892	$60,246
Marketable securities	44,806	58,372
Accounts receivable, net	24,969	24,634
Inventories	25,296	24,435
Deferred tax assets	3,151	3,389
Other	5,772	2,493
Total current assets	149,886	173,569
Marketable securities, long-term	13,108	2,016
Property, equipment and improvements, net	14,480	15,157
Identifiable intangible assets, net	11,021	10,629
Goodwill	102,611	86,209
Deferred tax assets	5,232	5,010
Other	528	494
Total assets	$296,866	$293,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,505	$6,040
Income taxes payable	—	1,269
Accrued compensation	7,718	5,744
Accrued warranty	1,132	1,021
Other	3,424	4,118
Total current liabilities	20,779	18,192
Income taxes payable	3,284	3,294
Deferred tax liabilities	444	630
Other noncurrent liabilities	97	111
Total liabilities	24,604	22,227
Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,145,957 and 29,268,788 shares issued	301	293
Additional paid-in capital	210,248	199,495
Retained earnings	114,041	110,283
Accumulated other comprehensive loss	(17,021)	(13,725)
Treasury stock, at cost, 4,384,774 and 3,356,453 shares	(35,307)	(25,489)
Total stockholders’ equity	272,262	270,857
Total liabilities and stockholders’ equity	$296,866	$293,084
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2013	2012
	(in thousands)
Operating activities:
Net income	$3,758	$5,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,551	2,483
Amortization of identifiable intangible assets	3,326	3,537
Stock-based compensation	2,906	2,798
Excess tax benefits from stock-based compensation	(60)	(133)
Deferred income tax benefit	(1,397)	(1,791)
Bad debt/product return provision	616	521
Inventory obsolescence	759	1,080
Restructuring	—	1,259
Other	(109)	(81)
Changes in operating assets and liabilities (net of acquisition)	(4,242)	(5,867)
Net cash provided by operating activities	8,108	8,959
Investing activities:
Purchase of marketable securities	(49,121)	(64,234)
Proceeds from maturities of marketable securities	51,773	45,998
Proceeds from sale of investment	—	135
Acquisition of business, net of cash acquired	(12,919)	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,415)	(3,003)
Net cash used in investing activities	(12,682)	(21,104)
Financing activities:
Excess tax benefits from stock-based compensation	60	133
Proceeds from stock option plan transactions	1,171	600
Proceeds from employee stock purchase plan transactions	740	811
Purchases of common stock	(10,577)	—
Net cash (used in) provided by financing activities	(8,606)	1,544
Effect of exchange rate changes on cash and cash equivalents	(1,174)	(1,869)
Net decrease in cash and cash equivalents	(14,354)	(12,470)
Cash and cash equivalents, beginning of period	60,246	54,684
Cash and cash equivalents, end of period	$45,892	$42,214

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for business acquisition	$(6,804)	$—
Securities purchased, not settled	$(250)	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2012 as filed with the SEC (“2012 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2012 Consolidated Financial Statements, but do not include all disclosures required by U.S. GAAP.
Recently Issued Accounting Pronouncements
Adopted
In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-07, "Presentation of Financial Statements (Topic 205); Liquidation Basis of Accounting." The objective of this guidance is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. We adopted this guidance in the third quarter of fiscal 2013. Since liquidation is not imminent, the adoption did not have an impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance beginning January 1, 2013. Other than requiring additional disclosures that are in the footnotes to the Condensed Statements of Comprehensive Income (Loss), the adoption did not have an effect on our consolidated financial statements.
Not Adopted
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We currently are reviewing the provisions of ASU No. 2013-05 but do not expect it to have an effect on our consolidated financial statements as we do not intend to sell any foreign entities for which we hold a controlling financial interest.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$1,528	$2,307	$3,758	$5,153
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,849	25,770	26,057	25,705
Effect of dilutive securities:
Employee stock options and restricted stock units	265	273	266	433
Denominator for diluted net income per common share — adjusted weighted average shares	26,114	26,043	26,323	26,138
Net income per common share, basic	$0.06	$0.09	$0.14	$0.20
Net income per common share, diluted	$0.06	$0.09	$0.14	$0.20
Because their effect would be anti-dilutive, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. For the three and nine month periods ended June 30, 2013, there were 1,516,657 and 2,194,757 potentially dilutive shares related to such stock options. For the three and nine month periods ended June 30, 2012, there were 3,254,285 and 2,019,690 potentially dilutive shares related to such stock options.
3. ACQUISITION
Etherios, Inc.
On October 31, 2012, we acquired Etherios, Inc. ("Etherios"). The total purchase price of $20.5 million included $13.7 million in cash (excluding cash acquired of $0.8 million) and $6.8 million represented by 715,571 shares of our common stock. The common stock issued was valued at $9.508 per common share.
Cash in the amount of $2.35 million was deposited to an escrow fund with a third party agent. Of the $2.35 million escrow, $0.3 million related to a holdback amount pending final determination of the unpaid debt and working capital as shown on the closing balance sheet. This holdback amount was paid in February 2013 as there were no changes to the closing balance sheet. An additional $2.05 million is held in escrow for a period not to exceed eighteen months from the date of closing to satisfy possible claims that may arise pursuant to specific representation and warranty sections of the stock purchase agreement. The escrowed amounts have been included in the determination of the purchase consideration on the date of acquisition as management expects that the representation and warranty matters is determinable beyond a reasonable doubt.
Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of $0.2 million have been charged directly to operations and are included in general and administrative expense in our consolidated statement of operations for the nine months ended June 30, 2013.
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
As salesforce.com has signaled its intent for the Service Cloud to be used as a means to monitor machines, we also believe that the acquisition of Etherios will likely further enhance our solutions offerings and provide another channel for net sales of our networking products.
Etherios' operating results are included in our consolidated results of operations from the date of acquisition. The consolidated balance sheet as of June 30, 2013 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The Etherios acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed pursuant to the stock purchase agreement be recognized at fair value as of the acquisition date. Our estimate for goodwill is not yet finalized and is subject to change. We expect to finalize the purchase price allocation by the end of fiscal 2013.
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
We have determined that the Etherios acquisition is not material to our consolidated results of operations or financial position. Pro forma financial information therefore is not presented.

4. SELECTED BALANCE SHEET DATA
(in thousands)

	June 30, 2013	September 30, 2012
Accounts receivable, net:
Accounts receivable	$25,343	$24,929
Less allowance for doubtful accounts	374	295
	$24,969	$24,634
Inventories:
Raw materials	$20,159	$18,159
Work in process	411	428
Finished goods	4,726	5,848
	$25,296	$24,435
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of June 30, 2013, 62 of our 71 securities that we are holding were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than 3 years. At June 30, 2013 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$34,163	$6	$(47)	$34,122
Certificates of deposit	3,004	—	(3)	3,001
Government municipal bonds	7,682	2	(1)	7,683
Current marketable securities	44,849	8	(51)	44,806
Non-current marketable securities:
Corporate bonds	2,030	—	(5)	2,025
Certificates of deposit	8,002	—	(34)	7,968
Government municipal bonds	3,117	—	(2)	3,115
Non-current marketable securities	13,149	—	(41)	13,108
Total marketable securities	$57,998	$8	$(92)	$57,914

(1)	Included in amortized cost and fair value is purchased and accrued interest of $388.

(2)	The aggregate related fair value of securities with unrealized losses as of June 30, 2013 was $47,140. These investments have been in an unrealized loss position for less than twelve months.

5. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2012 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses (2)	Fair Value (1)
Current marketable securities:
Corporate bonds	$39,306	$14	$(19)	$39,301
Commercial paper	2,000	—	—	2,000
Certificates of deposit	7,262	—	(4)	7,258
Government municipal bonds	9,814	1	(2)	9,813
Current marketable securities	58,382	15	(25)	58,372
Non-current marketable securities:
Corporate bonds	2,019	—	(3)	2,016
Total marketable securities	$60,401	$15	$(28)	$60,388

(1)	Included in amortized cost and fair value is purchased and accrued interest of $485.

(2)	The aggregate related fair value of securities with unrealized losses as of September 30, 2012 was $34,503. These investments have been in an unrealized loss position for less than twelve months.
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

6. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2013 using:
	Total carrying value at June 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$13,894	$13,894	$—	$—
Available-for-sale marketable securities:
Corporate bonds	36,147	—	36,147	—
Certificates of deposit	10,969	—	10,969	—
Government municipal bonds	10,798	—	10,798	—
Total cash equivalents and marketable securities measured at fair value	$71,808	$13,894	$57,914	$—

		Fair Value Measurements at September 30, 2012 using:
	Total carrying value at September 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$28,355	$28,355	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,317	—	41,317	—
Commercial paper	2,000	—	2,000	—
Certificates of deposit	7,258	—	7,258	—
Government municipal bonds	9,813	—	9,813	—
Total cash equivalents and marketable securities measured at fair value	$88,743	$28,355	$60,388	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the nine months ended June 30, 2013.
We had no financial assets valued with Level 3 inputs as of June 30, 2013 nor did we purchase or sell any Level 3 financial assets during the nine months ended June 30, 2013.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS
Amortizable identifiable intangible assets were (in thousands):

	June 30, 2013			September 30, 2012
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,248	$(44,193)	$2,055	$46,597	$(43,639)	$2,958
License agreements	2,840	(2,737)	103	2,840	(2,682)	158
Patents and trademarks	11,924	(9,302)	2,622	10,943	(8,469)	2,474
Customer maintenance contracts	700	(700)	—	700	(700)	—
Customer relationships	18,699	(13,531)	5,168	17,504	(12,465)	5,039
Non-compete agreements	2,131	(1,178)	953	1,045	(1,045)	—
Order backlog	360	(240)	120	—	—	—
Total	$82,902	$(71,881)	$11,021	$79,629	$(69,000)	$10,629
Amortization expense was $1.1 million for each of the three month periods ended June 30, 2013 and 2012. Amortization was $3.3 million and $3.5 million for the nine month periods ended June 30, 2013 and 2012, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense. Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2013 and the five succeeding fiscal years is (in thousands):

2013 (three months)	$1,093
2014	3,809
2015	2,805
2016	1,466
2017	706
2018	482
The changes in the carrying amount of goodwill are (in thousands):

	Nine months ended June 30,
	2013	2012
Beginning balance, October 1	$86,209	$86,012
Acquisition of Etherios, Inc.	17,120	—
Foreign currency translation adjustment	(718)	(468)
Ending balance, June 30	$102,611	$85,544
The goodwill related to the acquisition of Etherios is not tax deductible. Etherios is included in our single reporting segment for purposes of goodwill impairment testing.
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. The calculation of goodwill impairment requires us to make assumptions about the fair value of our one reporting unit, which historically has been approximated by using our market capitalization plus a control premium. Control premium assumptions require judgment and actual results may differ from assumed or estimated amounts.
At June 30, 2013, we had approximately $102.6 million of goodwill on our balance sheet. Our test for potential goodwill impairment is a two-step approach. We estimate the fair value for our one reporting unit by comparing its fair value (market capitalization plus control premium) to our carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (CONTINUED)
excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill.
In June 2012 we performed a control premium study to determine the appropriate control premium to include in the calculation of fair value, using a third party valuation firm to assist us in performing the control premium analysis. In order to estimate the range of control premiums appropriate for us, three methodologies were used, including: (1) analysis of individual transactions within our industry; (2) analysis of industry-wide data, and (3) analysis of global transaction data. The control premium analysis resulted in a range of control premium of 30 percent to 45 percent. We reviewed the data provided and estimated that a 40 percent control premium best represents the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time. Based on our industry knowledge and recent discussions with our third party valuation firm, we concluded that the control premium study that was performed in conjunction with our annual goodwill impairment assessment at June 30, 2012 remains valid and that the 40 percent control premium used in our prior year's assessment continues to best represent the amount an investor likely would pay, over and above market capitalization, in order to obtain a controlling interest given the current economic conditions. At June 30, 2013, our market capitalization was $241.4 million compared to our carrying value of $272.3 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 24%. As a result, no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded.
If our stock price or control premium declines, the first step of our goodwill impairment analysis may fail. We have defined the criteria that could result in additional interim goodwill impairment testing. We would perform the second step of the impairment testing if our stock price fell below defined thresholds for a significant period of time, or if our control premium significantly decreased. Events or circumstances may occur that could negatively impact our stock price, including changes in our anticipated revenues and profits and our ability to execute on our strategies. In addition, our control premium could decline due to changes in economic conditions in the technology industry, in the financial markets or more generally. An impairment could have a material effect on our consolidated balance sheet and results of operations.
8. INCOME TAXES
Income taxes have been provided at an overall effective rate of 18.5% and 20.6% for the nine month periods ended June 30, 2013 and 2012, respectively. The overall effective tax rate includes the discrete items mentioned in the following paragraphs. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the third quarter of fiscal 2013, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitation for U.S. Federal income tax for fiscal 2009. In addition, we recorded adjustments of estimates in connection with the filing of tax returns for the U.S. and a foreign tax jurisdiction. In the second quarter of fiscal 2013, we recorded a discrete tax benefit of $0.4 million resulting from the enactment of legislation on January 2, 2013 extending the research and development tax credit for the last three quarters of fiscal 2012. In the first quarter of fiscal 2013, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 13.7 percentage points for the nine month period ended June 30, 2013. The effective tax rate for the first nine months of fiscal 2013, before consideration of the impact of the discrete tax benefit, was lower than the Federal statutory rate primarily due to the current year benefit of the federal research and development tax credit.
In the third quarter of fiscal 2012, we recorded a discrete tax benefit of $1.1 million for additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011. In the first quarter of fiscal 2012, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from various U.S. tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 18.6 percentage points for the nine month period ended June 30, 2012. The effective tax rate for the first nine months of fiscal 2012, before consideration of the impact of the discrete tax benefit, was higher than the Federal statutory rate primarily due to additions of certain reserves for unrecognized tax benefits and an adjustment for foreign income taxed at the U.S. rate, which was partially offset by adjustments in domestic tax benefits.

8. INCOME TAXES (CONTINUED)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2012	$2,720
Increases related to:
Prior year income tax positions	202
Decreases related to:
Expiration of statute of limitations	(191)
Unrecognized tax benefits as of June 30, 2013	$2,731
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.7 million. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will increase approximately $0.4 million over the next 12 months due to increases in current year reserves, partially offset by a release of reserves due to the expiration of the statute of limitations.
We recognize interest and penalties related to income tax matters in income tax expense. During both the nine month periods ended June 30, 2013 and 2012, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits at both June 30, 2013 and September 30, 2012 of $0.6 million . Our long-term income taxes payable on our condensed consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
At June 30, 2013, we had approximately $24.5 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $2.5 million to $3.5 million which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2010, except for certain refund claims applicable to fiscal 2009, in the case of U.S. federal tax authorities and prior to fiscal 2008 for non-U.S. income tax authorities. For state taxing authorities, most notably in Minnesota, California and Texas, we are no longer subject to income tax examination for tax years generally before fiscal 2008.
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

9. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets as its own line item within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2013	$925	$331	$(124)	$1,132
Three months ended June 30, 2012	$981	$132	$(115)	$998

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2013	$1,021	$484	$(373)	$1,132
Nine months ended June 30, 2012	$941	$497	$(440)	$998

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
10. CONTINGENCIES
Patent Infringement Lawsuits
On May 29, 2012, U.S. Ethernet Innovations, LLC ("USEI") filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against us and one other company pertaining to the infringement of four patents related to Ethernet technology. On April 22, 2013, we announced the settlement of this patent infringement lawsuit for $1.5 million, which was recorded in general and administrative expense on our Condensed Consolidated Statement of Operations during the second quarter of fiscal 2013. The settlement was paid during the third quarter of fiscal 2013. The settlement fully resolves the claims by USEI with no future payment obligations. Net of taxes, the settlement was $1.0 million and therefore reduced earnings per diluted share for the second quarter of fiscal 2013 by approximately $0.04.
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas.  This claim subsequently was moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO's patents by wireless mesh networking and multi-port networking products. On October 23, 2012, we settled the lawsuit for a payment of $500,000, which was recorded in general and administrative expense on our Condensed Consolidated Statement of Operations during the fourth quarter of fiscal 2012, and we entered into a royalty-bearing license agreement for future sales of licensed products sold during the term of the agreement through 2018. We do not expect this license agreement to have a material impact on our consolidated financial statements in the future.
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
11. RESTRUCTURING
U.S. Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. We recorded $1.0 million of restructuring charges on a pre-tax basis. The restructuring related primarily to changes being implemented to focus on a shift in our business to more aggressively sell end-to-end M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force of 30 employees at a cost of $0.6 million for severance and have moved to hire new employees or re-assign existing employees into newly created positions. We also expected to incur expenses from vacating facilities in Davis, California and Huntington Beach, California at a cost of approximately $0.4 million. The payments associated with these charges and all the actions associated with the restructuring were completed during the second quarter of fiscal 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as our subsequent reports on Forms 10-Q and 8-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
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
Net sales were $48.8 million for the third quarter of fiscal 2013, including revenue from Etherios' consulting services of $3.4 million, compared to $47.6 million for the third quarter of fiscal 2012, an increase of $1.2 million, or 2.5%. North American net sales increased by $2.7 million, or 9.9%, and international net sales decreased by $1.5 million, or 7.8%, in the third quarter of fiscal 2013 compared to the comparable quarter a year ago.
Net income was $1.5 million in the third quarter of fiscal 2013, or $0.06 per diluted share, compared to $2.3 million, or $0.09 per diluted share, in the third quarter of fiscal 2012. Net income in the third quarter of fiscal 2013 benefited by $0.1 million due to the closure of jurisdictional tax matters. Net income in the third quarter of fiscal 2012 benefited by $1.1 million, or $0.04 per diluted share, due to additional research and development tax credits identified for fiscal years ended September 30, 2009, September 30, 2010 and September 30, 2011 that resulted from a research and development tax credit study. Net income in that same quarter also decreased by $0.6 million, net of taxes, or $0.02 per diluted share, as a result of restructuring expenses that were incurred to focus on a shift in our business to sell end-to-end M2M solutions more aggressively.
On April 22, 2013, we announced the settlement of a patent infringement lawsuit with U.S. Ethernet Innovations, LLC ("USEI") for $1.5 million ($1.0 million, net of taxes). We recorded this settlement in the second quarter of fiscal 2013.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
	2013		2012		(decr.)	2013		2012		(decr.)
Net sales	$48,824	100.0%	$47,632	100.0%	2.5	$144,012	100.0%	$143,310	100.0%	0.5%
Cost of sales	24,104	49.4	22,328	46.9	8.0	69,852	48.5	67,793	47.3	3.0
Gross profit	24,720	50.6	25,304	53.1	(2.3)	74,160	51.5	75,517	52.7	(1.8)
Operating expenses	22,828	46.7	23,222	48.7	(1.7)	70,177	48.7	69,190	48.3	1.4
Operating income	1,892	3.9	2,082	4.4	(9.1)	3,983	2.8	6,327	4.4	(37.0)
Other (expense) income, net	(1)	—	(121)	(0.3)	N/M	626	0.4	165	0.1	279.4
Income before income taxes	1,891	3.9	1,961	4.1	(3.6)	4,609	3.2	6,492	4.5	(29.0)
Income tax provision (benefit)	363	0.8	(346)	(0.7)	N/M	851	0.6	1,339	0.9	(36.4)
Net income	$1,528	3.1%	$2,307	4.8%	(33.8)%	$3,758	2.6%	$5,153	3.6%	(27.1)%
N/M means not meaningful
NET SALES
Net sales increased by $1.2 million, or 2.5%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Net sales increased $0.7 million, or 0.5%, for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. We did not experience a significant change in net sales as a result of a change in pricing strategy during the three and nine month periods ended June 30, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Sales by Growth Products and Services and Mature Product Categories

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2013		2012		(decr.)	2013		2012		(decr.)
Growth products and services	$27,539	56.4%	$24,903	52.3%	10.6%	$80,563	55.9%	$75,097	52.4%	7.3%
Mature products	21,285	43.6	22,729	47.7	(6.4)	63,449	44.1	68,213	47.6	(7.0)
Total net sales	$48,824	100.0%	$47,632	100.0%	2.5%	$144,012	100.0%	$143,310	100.0%	0.5%
Our growth products and services portfolio includes all wireless products, as well as the ARM-based embedded module product line, which leverages Device Cloud by Etherios™ ((Device Cloud) formerly known as the iDigi® platform) with both wired and wireless connectivity. The services portfolio includes our wireless design services, application consulting services, Etherios consulting services, and the Device Cloud platform. Growth products and services increased by $2.6 million and $5.5 million for the three and nine month periods ended June 30, 2013 as compared to the same periods a year ago. The growth products and services portfolio includes net sales of Etherios' consulting services from the date of acquisition of $3.4 million and $7.3 million for the three and nine month periods ended June 30, 2013, respectively. This primarily was offset by a decline in net sales of modules for the three and nine month periods ended June 30, 2013 due to reduced net sales of embedded modules to a large customer.
Our mature products portfolio includes generally all wired products. Net sales of our mature products generally have decreased as expected for both the three and nine month periods ended June 30, 2013 as compared to the same periods a year ago. Net sales of mature products can fluctuate due to large orders from customers as product lines mature. We believe that our serial servers, Rabbit-branded modules, chips and USB products are mature products and we expect that net sales of these products will continue to decrease in the future as they are near the end of their product life cycles.
Net Sales by Wireless, Wired and Other Categories

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2013		2012		(decr.)	2013		2012		(decr.)
Wireless	$20,233	41.4%	$20,730	43.5%	(2.4)%	$62,714	43.5%	$62,392	43.5%	0.5%
Wired	25,125	51.5	26,902	56.5	(6.6)	73,968	51.4	80,918	56.5	(8.6)
Other	3,466	7.1	—	N/A	N/A	7,330	5.1	—	N/A	N/A
Total net sales	$48,824	100.0%	$47,632	100.0%	2.5%	$144,012	100.0%	$143,310	100.0%	0.5%
Our Wireless products category comprised 41.4% and 43.5% of our total net sales for the three and nine months ended June 30, 2013, respectively, and 43.5% of our total net sales for both the three and nine months ended June 30, 2012. Wireless product net sales declined in the three month period ended June 30, 2013 compared to the same period a year ago primarily due to reduced net sales of embedded modules to a large customer. The Wireless products category includes all wireless products, in addition to wireless design services, application consulting services and the Device Cloud platform. The Other category includes consulting services revenue from Etherios.
As we continue to transition to a wireless products and solutions-based organization, we may experience uneven demand that may cause fluctuations in revenue in future quarters.
Net Sales by Geographic Location
The following summarizes our total net sales by geographic region for all products:

	Three months ended June 30,		$ incr.	% incr.	Nine months ended June 30,		$ incr.	% incr.
($ in thousands)	2013	2012	(decr.)	(decr.)	2013	2012	(decr.)	(decr.)
North America	$30,412	$27,668	$2,744	9.9%	$86,007	$84,413	$1,594	1.9%
EMEA	11,388	11,965	(577)	(4.8)	35,311	35,707	(396)	(1.1)
Asia countries	5,912	6,430	(518)	(8.1)	18,672	18,231	441	2.4
Latin America	1,112	1,569	(457)	(29.1)	4,022	4,959	(937)	(18.9)
Total net sales	$48,824	$47,632	$1,192	2.5%	$144,012	$143,310	$702	0.5%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net sales in North America increased by $2.7 million and $1.6 million for the three and nine months ended June 30, 2013, respectively compared to the same periods a year ago. Net sales of Etherios consulting services of $3.4 million and $7.3 million, respectively, were included in North American net sales. This was offset by a decrease in net sales in both the three and nine months ended June 30, 2013 primarily as a result of timing of customer orders and a longer than anticipated time to close new customer projects.
Net sales in Europe, Middle East & Africa (“EMEA”) decreased by $0.6 million for the three months ended June 30, 2013 compared to the same period a year ago primarily due to decreases in net sales of cellular products, partially offset by an increase in net sales of serial servers in the mature product category. EMEA net sales for the nine months ended June 30, 2013 compared to the same period a year ago decreased by $0.4 million primarily due to a decrease in cellular product net sales, partially offset by increases in net sales of serial servers and USB connected products.
Net sales in Asia countries decreased by $0.5 million for the three months ended June 30, 2013 and increased $0.4 million for the nine month period ended June 30, 2013 compared to the same periods a year ago. The change for the three months ended June, 30, 2013 as compared to the same period a year ago is primarily due to a decrease in net sales of modules in the mature product category. Net sales increased for the nine months ended June 30, 2013 as compared to the same period a year ago due to an increase in customer project revenue partially offset by a decrease in the net sales of modules in the mature product category.
Net sales in Latin America decreased by $0.4 million and $0.9 million for the three and nine month periods ended June 30, 2013, respectively, compared to the same periods a year ago primarily due to a longer than anticipated time to close new customer projects as our distributors are being impacted by the regulatory changes in Argentina, unfavorable economic conditions in Mexico and a slow-down of the economy in Brazil.
The fluctuation of foreign currency rates for the three month periods ended June 30, 2013 and 2012 was fairly consistent. For the nine months ended June 30, 2013 as compared to the same period a year ago, the unfavorable impact on net sales was $0.3 million due primarily to the weakening of the Yen compared to the U.S. dollar.
GROSS MARGIN
Gross margins were 50.6% and 51.5% for the three and nine month periods ended June 30, 2013, respectively, compared to gross margins of 53.1% and 52.7% for the three and nine month periods ended June 30, 2012, respectively. The gross margin decreased for the three and nine months ended June 30, 2013 as compared to the same periods in the prior year by 2.5 percentage points and 1.2 percentage points, respectively, primarily due to product mix and to a lesser extent increased spending to support increasingly broader operations. This was partially offset for both the three and nine months ended June 30, 2013 as compared to the prior year by a decrease in amortization of purchased and core technology.
OPERATING EXPENSES
Operating expenses decreased by $0.4 million and $1.0 million for the three and nine month periods ended June 30, 2013 as compared to the same periods a year ago. The following chart provides the significant reasons for the fluctuations in expenses for the three and nine month periods ended June 30, 2013 when compared to the same periods a year ago:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2013		2012		(decr.)	2013		2012		(decr.)
Incremental ongoing expenses for Etherios	$1,270	2.6%	$—	—%	$1,270	$3,211	2.2%	$—	—%	$3,211
Patent litigation	—	—	—	—	—	1,525	1.1	—	—	1,525
Restructuring	—	—	963	2.0	(963)	(37)	—	1,259	0.9	(1,296)
All other operating expenses	21,558	44.1	22,259	46.7	(701)	65,478	45.4	67,931	47.4	(2,453)
Total operating expenses	$22,828	46.7%	$23,222	48.7%	$(394)	$70,177	48.7%	$69,190	48.3%	$987

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following summarizes our total operating expenses, including Etherios, in dollars and as a percentage of net sales:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2013		2012		(decr.)	2013		2012		(decr.)
Sales and marketing	$10,372	21.2%	$9,920	20.8%	$452	$31,060	21.6%	$30,359	21.2%	$701
Research and development	7,606	15.6	7,779	16.3	(173)	22,798	15.8	23,764	16.6	(966)
General and administrative	4,850	9.9	4,560	9.6	290	16,356	11.3	13,808	9.6	2,548
Restructuring	—	—	963	2.0	(963)	(37)	—	1,259	0.9	(1,296)
Total operating expenses	$22,828	46.7%	$23,222	48.7%	$(394)	$70,177	48.7%	$69,190	48.3%	$987
Sales and marketing expenses for the three and nine months ended June 30, 2013 as compared to the same periods a year ago increased by $0.5 million and $0.7 million, respectively, primarily related to an increase in compensation-related expense and advertising and promotion expenses that related to additional costs for trade shows.
Research and development expenses decreased $0.2 million and $1.0 million for the three and nine month periods ended June 30, 2013, respectively, as compared to the same periods a year ago primarily due to reduced outside services and certification expenses.
General and administrative expenses increased $0.3 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. General and administrative expenses increased by $2.5 million for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012 due primarily related to a patent infringement settlement of $1.5 million ($1.0 million, net of taxes) (see Note 10 to our Condensed Consolidated Financial Statements), an increase of $0.3 million related to a prior year reversal of a reserve for the NetSilicon IPO litigation as our insurers paid on our behalf to the plaintiffs the full amount of the settlement share allocated to us, an increase of $0.4 million for outside services and $0.4 million increase in amortization expense.
Restructuring expense of $1.0 million for the three months ended June 30, 2012 was related to the U.S. restructuring announced April 26, 2012. For the nine months ended June 30, 2012, restructuring expense included the $1.0 million U.S. restructuring previously mentioned and $0.3 million related to the Breisach, Germany restructuring announced July 21, 2011.
OTHER (EXPENSE) INCOME, NET
Other (expense) income, net was break even compared to net expenses of $0.1 million for the three months ended June 30, 2013 and 2012, respectively. The favorable variance was due to unrealized exchange gains resulting from remeasuring net assets held in non-functional currencies to local currencies, and realized exchange gains.
Other (expense) income, net increased $0.5 million for the nine month period ended June 30, 2013 compared to the same periods a year ago primarily due to $0.7 million of unrealized exchange gains resulting from remeasuring net assets held in non-functional currencies to local currencies, and realized exchange gains, offset by a $0.1 million reduction in interest income, net of interest expense and a $0.1 million gain on the sale of an investment recorded in the first quarter of fiscal 2012.
INCOME TAXES
Income taxes have been provided at an overall effective rate of 18.5% and 20.6% for the nine month periods ended June 30, 2013 and 2012, respectively. The overall effective tax rate includes the discrete items mentioned in the following paragraphs. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the third quarter of fiscal 2013, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitation for U.S. Federal income tax for fiscal 2009. In addition, we recorded adjustments of estimates in connection with the filing of tax returns for the U.S. and a foreign tax jurisdiction. In the second quarter of fiscal 2013, we recorded a discrete tax benefit of $0.4 million resulting from the enactment of legislation on January 2, 2013 extending the research and development tax credit for the last three quarters of fiscal 2012. In the first quarter of fiscal 2013, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 13.7 percentage points for the nine month period ended June 30, 2013. The effective tax rate for the first nine months of fiscal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2013, before consideration of the impact of the discrete tax benefit, was lower than the Federal statutory rate primarily due to the current year benefit of the federal research and development tax credit.
In the third quarter of fiscal 2012, we recorded a discrete tax benefit of $1.1 million for additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011. In the first quarter of fiscal 2012, we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from various U.S. tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 18.6 percentage points for the nine month period ended June 30, 2012. The effective tax rate for the first nine months of fiscal 2012, before consideration of the impact of the discrete tax benefit, was higher than the Federal statutory rate primarily due to additions of certain reserves for unrecognized tax benefits and an adjustment for foreign income taxed at the U.S. rate, which was partially offset by adjustments in domestic tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At June 30, 2013, we had cash, cash equivalents and short-term marketable securities of $90.7 million compared to $118.6 million at September 30, 2012. Our working capital (total current assets less total current liabilities) was $129.1 million at June 30, 2013 and $155.4 million at September 30, 2012. The decreases in both the liquid assets and the working capital resulted primarily from an increase of $11.1 million in long-term marketable securities, from September 30, 2012 of $2.0 million to June 30, 2013 of $13.1 million, as we modified our investment policy to allow purchases of certificates of deposits for up to a three year term. At June 30, 2013, we had cash, cash equivalents and marketable securities, including long-term marketable securities, of $103.8 million compared to $120.6 million at September 30, 2012. In addition we spent $12.9 million, net of cash acquired, for the acquisition of Etherios, and $10.6 million to repurchase our common stock. We presently anticipate total fiscal 2013 capital expenditures will be approximately $3.9 million.
Net cash provided by operating activities was $8.1 million for the nine months ended June 30, 2013 as compared to $9.0 million for the nine months ended June 30, 2012, a net decrease of $0.9 million. This was primarily due to a decrease in net income of $1.4 million and a decrease in the restructuring accrual of $1.3 million, partially offset by an increase in cash flow due to changes in working capital of $1.6 million. The increase of $1.6 million in cash from changes in working capital was due to an increase in accounts payable balances resulting primarily from timing of inventory purchases and payments and an increase in compensation accruals, offset by an increase in income tax refunds receivable.
Net cash used in investing activities was $12.7 million during the nine months ended June 30, 2013 as compared to $21.1 million for the nine months ended June 30, 2012. During the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012, we had net proceeds from maturities of marketable securities of $2.7 million in the first nine months of fiscal 2013 offset by net purchases of $18.2 million in the first nine months of fiscal 2012. Our capital equipment expenditures were $0.6 million lower in the the first nine months of fiscal 2013 compared to the same period a year ago. This was offset partially by an expenditure of $12.9 million, net of cash acquired, for the purchase of Etherios, Inc.
Cash used by financing activities was $8.6 million for the nine months ended June 30, 2013 compared to cash provided by financing activities of $1.5 million for the nine months ended June 30, 2012, resulting in a net decrease in cash of $10.1 million. The majority of this decrease was due to the repurchase of common stock of $10.6 million during the nine months ended June 30, 2013. This was offset partially by additional proceeds of $0.6 million from stock option plan transactions.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. On July 25, 2012 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock. We began repurchasing our common stock on the open market in the first quarter of fiscal 2013. This repurchase authorization expires on September 30, 2013. During the first nine months of fiscal 2013, we repurchased 1,123,912 shares for $10.6 million.
At June 30, 2013, our total cash and cash equivalents and marketable securities, including long-term marketable securities, balance was $103.8 million. This balance includes approximately $31.8 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $24.5 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

tax laws, we estimate the unrecognized deferred tax liability to be in the range of $2.5 million to $3.5 million which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted
In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-07, "Presentation of Financial Statements (Topic 205); Liquidation Basis of Accounting." The objective of this guidance is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. We adopted this guidance in the third quarter of fiscal 2013. Since liquidation is not imminent, the adoption did not have an impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance beginning January 1, 2013. Other than requiring additional disclosures that are in the footnotes to the Condensed Statements of Comprehensive Income (Loss), the adoption did not have an effect on our consolidated financial statements.
Not Adopted
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We currently are reviewing the provisions of ASU No. 2013-05 but do not expect it to have an effect on our consolidated financial statements as we do not intend to sell any foreign entities for which we hold a controlling financial interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Our marketable securities are classified as available-for-sale and are carried at fair value. Our investments consist of certificates of deposit, money market funds, government municipal bonds and corporate bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than one year.
FOREIGN CURRENCY RISK
We have transactions that are executed in the U.S. Dollar, British Pound, Euro, Japanese Yen and Indian Rupee. As a result, we are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Indian Rupees, and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk as we continue to mitigate this risk with natural hedging strategies.
For the nine months ended June 30, 2013 and 2012, we had approximately $58.0 million and $58.9 million, respectively, of net sales to foreign customers including export sales. Of these sales, $17.5 million and $17.9 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2013	2012	(decrease)
Euro	1.3078	1.3149	(0.5)%
British Pound	1.5655	1.5754	(0.6)%
Japanese Yen	0.0111	0.0127	(12.6)%
Indian Rupee	0.0183	0.0192	(4.7)%
A 10% change from the first nine months of fiscal year 2013 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.2% increase or decrease in net sales and a 1.9% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management and customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, money market funds, government municipal bonds and corporate bonds. We may have some credit exposure related to the fair value of our securities, which could change based on changes in market conditions. If market conditions deteriorate or if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio. All of our securities are held domestically.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 10 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2012 and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 25, 2012 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock and terminated the prior repurchase authorization. This repurchase authorization expires on September 30, 2013. During the first quarter of fiscal 2013, we began to repurchase our common stock in the open market. The following table presents our repurchases during the third quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 - April 30, 2013	222,491	$9.00	222,491	$11,232,309.21
May 1, 2013 - May 31, 2013	113,535	$9.10	113,535	$10,199,137.95
June 1, 2013 - June 30, 2013	80,232	$9.67	80,232	$9,423,307.62
Total	416,258	$9.16	416,258	$9,423,307.62

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

DIGI INTERNATIONAL INC.
Date:	August 2, 2013	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically