Form 10-K
period 2013-09-30
DIGI INTERNATIONAL INC
filed 2013-11-22
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $231,361,444 based on a closing price of $8.93 per common share as reported on the NASDAQ Global Select Market.
Shares of common stock outstanding as of November 20, 2013: 25,746,358
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

PART I.
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Words such as “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, including, but not limited to, any litigation involving allegations we have breached intellectual property rights, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
ITEM 1. BUSINESS
General Background and Product Offerings
Digi International Inc. (“Digi,” “we,” “our,” or “us”) was incorporated in 1985 as a Minnesota corporation. We were reorganized as a Delaware corporation in 1989 in conjunction with our initial public offering. Our common stock is traded on the NASDAQ Global Select Market under the symbol DGII. Our World Headquarters is located at 11001 Bren Road East, Minnetonka, Minnesota 55343. Our telephone number is (952) 912-3444.
We are a leading provider of machine-to-machine (M2M) networking hardware and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset, convey information about the asset's status and performance to a computer system and then use that information to improve or automate one or more processes. Increasingly these products and solutions are being deployed via wireless networks as wireless networking technologies become more and more prevalent.
Our solutions portfolio primarily includes:

•	Wireless and wired hardware products, that have been the historical foundation of our business;

•	Services and solutions that include the following product offerings:

◦	Professional consulting services focused on integration and configuration of enterprise resource management (ERM) systems including customer relationship management (CRM) systems;

◦	Product design and development services providing customers turn-key wireless networking products that can use a wide range of wireless technology platforms;

◦
The Device Cloud by Etherios™ (Device Cloud) a platform as-a-service (PAAS) offering. The Device Cloud provides a secure environment in which customers can aggregate interaction with a large number of disparate devices and connect enterprise applications to these devices. This allows for devices to be monitored and controlled remotely and allows customers to easily collect, interpret and utilize data from many devices to operate their businesses more efficiently.

◦	Application development services;

◦
The Social Machine®, which is an application offering for which we won our first contract late in fiscal 2013. This application enables users of salesforce's Force.com platform to track and control devices and improve business outcomes.

For more in-depth descriptions of our primary hardware products, please refer to the heading “Listing of Principal Hardware Products” at the end of Part I, Item 1 of this Form 10-K.
Our solutions are deployed by a wide range of businesses and institutions. Any business that utilizes a significant number of devices, whose operation could benefit from remote monitoring or control, may realize benefits from M2M networking.
Our hardware product revenue represented 88.6%, 94.7% and 94.6% of our total revenue in fiscal 2013, 2012 and 2011, respectively. Our services revenue, which represented 11.4%, 5.3% and 5.4% of our total revenue in fiscal 2013, 2012 and 2011, respectively, includes any revenues from wireless product design and development services, customer relationship management (CRM) consulting services, application development services, PAAS recurring revenue generated from our Device Cloud platform, and post-contract customer support and fees associated with technical support and training.
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
Industry and Marketplace Conditions
Long-Term Growth Prospects
We believe that the marketplace for M2M networking solutions is poised for strong long-term growth. We also believe that our company is well positioned to capitalize on this potential growth given the breadth of our product and service offerings as well as the depth of our experience and our expertise in developing and deploying M2M networking solutions. We expect there to be significant growth opportunities for many of our hardware products as well as our networking solutions and related services. We expect the M2M networking marketplace will attract a wide range of competitors, many of whom likely will have significantly more resources and operational scale than us.
We believe M2M networking is poised for strong long-term growth for two primary reasons:

•	The cost of connecting devices, sensors, machines, or other assets into networks has dropped dramatically over the past several years; and

•	Businesses and institutions want and need to operate more efficiently and productively in a competitive global marketplace.
With tens of billions of electronic devices deployed around the world, we believe the capacity of organizations to conduct more efficient operations by gathering and analyzing data is immense. The willingness of organizations to deploy networking products and applications to capture and analyze that data will depend on how efficiently these networking solutions can be deployed and maintained and the expected benefits to be derived in doing so. We therefore believe a critical element in our ability to grow our business will be whether we can continue to develop and market M2M networking solutions at price points that can provide customers with a demonstrable return on their investment.
Short-Term Impacts of Economic and Regulatory Conditions
While we believe the long-term prospects for M2M networking are strong, we also feel this marketplace is susceptible to downturns in general economic conditions as well as uncertainty or changes in regulatory regimes. Sales cycles for networking equipment and solutions can be long and can require significant expenditures by customers. In turn, the willingness of customers to make purchases in times of economic or regulatory uncertainty that impact their businesses may be compromised.
Strategy
Long-Term Goal
Our primary long-term goal is to be the leading global provider of M2M networking solutions that enable electronic devices to be provisioned, maintained, monitored, analyzed and managed remotely by businesses. In our business, M2M networking solutions include the following components that can be provided together or separately:

•	custom designed or off-the-shelf hardware that enables the delivery of data from devices to networks;

•	software applications, such as The Social Machine®, that allow customers to monitor and manage networked devices;

•	our Device Cloud to aggregate and host device data securely as well as related software applications such as The Social Machine® ; and

•	professional services to help customers define front-end requirements, deploy M2M solutions and provide ongoing support.
Current Business Initiatives
To advance our primary long-term goal, we presently are focused on the following four strategic business initiatives:

1.	Continued development and delivery of hardware products (especially wireless products) that remain the foundation of our business;

2.
The ongoing development and enhancement of The Social Machine® and other software applications, as well as enhancements to the Device Cloud and the expansion of our ability to provide related services that enable customers to deploy these solutions;

3.	The further development of sales and marketing capabilities that are increasingly focused on broad-based M2M solutions as opposed to solely hardware focus; and

4.
The expansion of strategic relationships with other key participants in the M2M ecosystem such as key channel distributors, telecommunications service providers, enterprise application providers, systems integrators and integrated circuit manufacturers.

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
Development of Software Applications, the Device Cloud Platform and Services Capabilities. We believe strengthening our capabilities to develop and sell software applications (such as The Social Machine®), the Device Cloud platform and related services that help customers deploy these solutions is important. Over time, more and more of our customers are seeking solutions that link numerous devices in various locations to software applications that enable them to monitor, control and analyze device performance remotely. In turn, we have increased our offerings to deliver these solutions. We recently launched The Social Machine®, an M2M application that enables users of salesforce's Force.com platform to connect and monitor devices. We won our first contract for this application late in fiscal 2013 and expect that revenue should begin in fiscal 2014.

We believe the business potential associated with delivering end-to-end wireless solutions is significant. By deploying software applications such as The Social Machine® and utilizing the Device Cloud to provide a highly secure and reliable means of enabling devices to be connected, we believe we can derive recurring revenue streams that generally are not associated with sales of hardware.
The product development demands and customer support requirements of these solutions are different from hardware. As such we likely will expend disproportionately more research and development resources on these initiatives relative to the level of revenue these solutions presently represent in our business. We also may find it appropriate to acquire businesses or solution sets in an effort to expand our capabilities and accelerate our growth such as we did with our acquisition of Etherios, Inc. in October 2012.
Development of Sales and Marketing Efforts Towards Broader-Based M2M Solutions. We are also focused on further enhancing our marketing and sales capabilities to sell broader-based M2M solutions. The marketing and sales of such solutions is often fundamentally different from sales of hardware products alone. Often these sales involve interactions with individuals in the executive level (C Suite) of customers' organizations, requiring us to recruit solution-based sales skills for our sales force. These skills require personnel and channel partners who can analyze business problems and provide a solution that delivers appropriate hardware and software as well as a return on the investment made to deploy the solution. Over the past year we have taken a number of steps to enhance our capabilities in this area. We have invested in training and hired additional personnel in sales and engineering with the appropriate backgrounds to market and sell broad-based M2M solutions. Our acquisition of Etherios on October 31, 2012 further advanced these capabilities by expanding our ability to develop and deploy software applications and solutions to help businesses effectively configure their ERM system, frequently involving M2M networking. We are also seeking to expand the scope of our relationships with major electronics distributors that have the requisite skills to sell broader solutions to further enhance our solutions sales channels.
Further Expansion of Strategic Relationships. As the marketplace for M2M connectivity solutions continues to expand, we intend to expand our number of strategic relationships. Our recent acquisition of Etherios provides us with a strong relationship with salesforce.com, a major enterprise application provider. In addition to providing implementation services to salesforce.com customers, we sell The Social Machine® which enables salesforce.com customers to monitor and control devices on the Force.com platform. We are focused on expanding the breadth of our relationships with technology partners and major distributors so they can assist with selling not only our hardware products but also our broader based M2M solutions offerings. We also are seeking to enhance our relationships with telecommunications service providers and systems integrators and to enhance their product offerings. Like many of our customers, our existing and potential strategic partners perceive a large market opportunity with customers seeking to deploy more “intelligent” network enabled devices and broader based M2M solutions to service their customers and end users. We therefore intend to focus a significant amount of our business development resources to leverage strategic partners with our evolving solutions expertise.
Acquisitions
We completed the following acquisitions in the past five fiscal years.

•
On October 31, 2012 we acquired Etherios, Inc., a provider of consulting and professional services that uses a new cloud-based method for integrating machines into core business process via the salesforce.com service cloud (see Note 2 to our Consolidated Financial Statements).

•
In June 2009, we acquired substantially all the assets of MobiApps Holdings Private Limited (MobiApps), a developer of M2M communications technology focusing on satellite, cellular and hybrid satellite/cellular solutions. MobiApps has locations in India, Singapore and the U.S. We recently made the decision to discontinue sales of certain MobiApps' products and solutions.

Sales Channels
We sell our products through a global network of distributors, systems integrators and value added resellers (VARs), and to original equipment manufacturers (OEMs).
Distributors
Our larger distributors, based on sales we make to them, include Synnex, Arrow Electronics, Inc., Ingram Micro, Tech Data Corporation, Future Electronics, Miel, Atlantik Elektronik GmbH and Express Systems & Peripherals, Avnet, Digi-Key Corporation and Mouser Electronics.  We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia and Latin America.  Additionally, we maintain strong relationships with catalog resellers such as CDW, Insight, Dell and Software House International.

Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, key partners include: Intel, Wind River, VMware, Silicon Laboratories, Freescale, Qualcomm, Ericsson, AT&T, Sprint, Verizon, Bell Mobility, Telus, Rogers and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions. We also gained a relationship with salesforce.com through our acquisition of Etherios, Inc. Etherios is a salesforce.com Platinum Partner with respect to providing salesforce.com customers with consulting and implementation services.
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
No single customer comprised more than 10% of our consolidated revenue for any of the years ended September 30, 2013, 2012 or 2011.
Competition
We compete primarily in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability. While we have no competitors that offer a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. We believe that as the marketplace for M2M connectivity products and solutions continues to grow and as we continue to expand our product and service offerings, it is likely we will encounter increased competition, some of whom may be parties who have significantly more resources than we possess.
Manufacturing Operations
Our manufacturing operations are conducted through a combination of internal manufacturing and external subcontractors specializing in various parts of the manufacturing process.  We rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits (ASICs).  This approach allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
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
Research & Development and Intellectual Property Rights
During fiscal years 2013, 2012 and 2011, our research and development expenditures were $30.3 million, $30.8 million and $31.6 million, respectively. As we expand our capabilities with respect to software applications and the Device Cloud, we expect to spend a disproportionate amount of our research and development resources on these initiatives relative to the percent of revenue they generate for us at present.

Due to rapidly changing technology in the communications technology industry, we believe that our success depends primarily upon the product development skills of our personnel, and the ability to integrate acquired technologies with organically developed technologies. We have incurred in-process research and development charges in connection with our past acquisitions, which were expensed upon consummation of the acquisitions. Effective October 1, 2009 in-process research and development costs became capitalized according to authoritative guidance issued by the Financial Accounting Standards Board (FASB) related to business combinations. Such acquired in-process research and development charges will be disclosed separately and will be incremental to our research and development expenditures above discussed. Since this guidance was effective, we have not completed any acquisitions that included in-process research and development.
Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents.
We have established common law and registered trademark rights on a family of marks for a number of our products. Our products and services primarily are sold under the Digi, Etherios and Rabbit brands. We believe that the Digi and Rabbit brands have established strong identities with our targeted customer base and our customers associate the Digi brand with “reliability” and the Rabbit brand with “ease of integration.” We also believe that the Etherios brand has a strong established identity and that our customers associate this brand with "expertise in Cloud Solutions." Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability.
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
Backlog
Backlog as of September 30, 2013 and 2012 was $21.1 million and $23.1 million, respectively. The majority of the backlog at September 30, 2013 is expected to be shipped in fiscal 2014. Backlog as of any particular date is not necessarily indicative of our future sales trends.
Employees
We had 686 employees on September 30, 2013. We consider our relations with our employees to be good.
Geographic Areas and Currency Risks
Our customers are located throughout North America, Europe, Middle East & Africa (EMEA), Asia and Latin America. We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen and Indian Rupees and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2013, we had approximately $78.8 million of revenue related to foreign customers including export sales, of which $24.3 million was denominated in foreign currency, predominantly the Euro and British Pound. During both 2012 and 2011, we had approximately $78.2 million and $85.5 million, respectively, of revenue to foreign customers including export sales, of which $23.4 million and $28.8 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds.
Financial information about geographic areas appears in Note 4 to our Consolidated Financial Statements in this Form 10-K.
PRINCIPAL HARDWARE PRODUCTS
Cellular Routers - Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for hard to reach sites and devices. We introduced the first intelligent high-speed cellular router in 2005 to address the growing need for customers to connect remote sites and devices. These products have been certified by the major wireless providers in North America and abroad, including AT&T®, Verizon Wireless®, Sprint®, Bell Mobility and Rogers. All of our cellular products include a unique remote management platform that provides secure management of devices across remote networks and can all use the Device Cloud for remote management. In addition, application connectivity, management and customization is enabled via the Device Cloud platform for many of these products.

Wireless Gateways - A gateway aggregates local wireless data traffic and transports it over a cellular or other Internet Protocol (IP)- based network, usually back to a central application or database. Our gateway products enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. These gateways can work in conjunction with our wireless adapters and wireless embedded modules to enable customers to monitor and manage remote devices in a non-intrusive and economical way. All of our gateway products are linked with the Device Cloud for secure management of devices across remote networks, application connectivity and customization.
Wireless Communication Adapters - Our wireless communication adapters are small box or module products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting ZigBee®, Wi-Fi® and proprietary RF technologies, we can meet most customer application requirements, such as serial cable replacement, Ethernet cable replacement, mesh networking, low cost/low power remote monitoring, simple I/O control functions, environmental sensors and long distance connectivity. In conjunction with one of our gateways, wireless communication adapters can be connected into the Device Cloud for remote management, application connectivity and customization.
Wireless and Wired Modules - Developing a device around a chip or microprocessor involves a high level of complexity. A module is a group of components that are set up to work together, eliminating much of that complexity. An embedded module that is placed into a larger device (e.g. a parking meter, a medical device, an environmental sensor, etc.) may provide somewhat less flexibility than a chip, but is much easier to implement into a product design. A number of these modules can be connected directly to the Device Cloud, enabling remote management and remote application connectivity.
Our modules can be divided into two categories: processor modules and communications modules and provide a full range of wireless and wired connectivity options. Processor modules provide customers with a networked platform for use as the main processor in an embedded system and the flexibility to add in custom features and functionality, as this ensures a quick time to market development cycle for a network-enabled device. These modules are targeted as the core processors for products such as access control systems, Smart Energy devices, Point-of-Sale (POS) systems, Radio Frequency ID (RFID) readers, medical devices and instrumentation and networked displays. Communication modules are ideal for network-enabling and web-enabling a device. They enable customers who wish to easily accommodate both wired and wireless functionality in one product design. These modules make it very easy to add most any type of connectivity, especially wireless connectivity with our Xbee family. Typically with a communication module, there is another processor performing the central processing. Adding wired or wireless network communication to a device allows companies to manage that device over a network or by electronic means.
Integrated Circuits (Chips) - A chip (or microprocessor) provides the “brains” and processing power of an intelligent electronic device or communication sub-system. Some of our higher volume customers choose to purchase chips and build their own products. Chips are low cost but require the highest level of development expertise. Building a solution from the chip level offers a low cost of the end design, but the level of complexity in product development can increase risk and prolong time to market. Our chips are the building blocks for many of our products (whether or not designed to be embedded into a larger product). By using our own microprocessors we can ensure complete hardware/software compatibility for product designs for certain of our products. We no longer develop new chips and now use Commercial Off the Shelf (COTS) technology from companies such as Freescale and Ember for our new products, as we do not have a core competency in the semi-conductor business and we believe that it is more effective to partner with companies who can provide this expertise.
Software and Development Tools for Chips and Modules - Coupled with the chips and modules are a variety of development tools and associated software to make application development easy. We provide software and tools for a variety of operating environments and developer skill sets. These include Linux® and Microsoft® Windows® Embedded CE as well as our own Net+OS, Dynamic C and Python based Device Cloud by Etherios™ Dia.
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
Serial Servers - Serial Servers (also known as device servers and terminal servers) add wired or wireless network connectivity to a serial device. They transfer data between a serial port and an Ethernet network, turning a previously isolated device with a serial port into a fully collaborative network component. Current applications include building automation, health care, process control, and secure console port management on servers, routers, switches and other network equipment. Many of our serial servers can also leverage the Device Cloud for application connectivity, remote management and customization.

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
Serial Cards - A serial card plugs into the expansion slot of a computer to provide serial ports for device connectivity. We remain a global leader in this category and offer one of the most extensive serial card product families. Our products support a wide range of operating systems, port densities, bus types, expansion options and applications. As Ethernet connections extend beyond current applications, the serial card products are gradually transitioning to network-attached and/or USB-attached devices.
Satellite Communication Devices - Our acquisition of MobiApps Holdings Private Limited (MobiApps) in June 2009 added satellite communication products that provide worldwide satellite data transmit/receive capabilities for customers involved in satellite-based tracking and industrial remote communications. Operating over the ORBCOMM low-earth orbit satellite network, these products allow clients to monitor, track and manage their fixed and mobile assets around the world. We recently determined we would be discontinuing the sale of these products during fiscal 2014 as management determined to end-of-life certain product lines acquired in connection with the MobiApps acquisition due to various factors impacting the viability of these product lines.

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
The M2M networking market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles in certain instances and rapidly changing customer requirements. The introduction of products and enhancements embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenue to decline. Further, if competitors offer better services capabilities associated with the implementation and use of products in communication networks, our business could be impacted negatively.
We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will meet the requirements of the marketplace adequately and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. This risk may become more pronounced as new competitors enter the marketplace, especially if these competitors have more resources than us to develop and market new products and technologies and provide related services. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenue to decline.
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

We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenue and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2013, 2012 and 2011, our research and development expenses comprised 15.5%, 16.2% and 15.5%, respectively, of our revenue. If we are unable to develop new products, applications and services as a result of our research and development efforts, or if the products, applications and services we develop are not successful, our business could be harmed. Even if we develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
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
A substantial portion of our recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment and medical equipment. In addition, we expect to devote a disproportionate amount of our research and development resources to the development of software applications (e.g. The Social Machine® and others) and our Device Cloud by Etherios™ (Device Cloud) cloud-based platform relative to the amount of revenue those solutions produce for our business presently. We believe these areas of investment are necessary as we work to transform our business to provide broader based M2M solutions to the marketplace. This disproportionate investment, however, may cause us not to develop various hardware products, the area of our business that currently delivers the significant majority of both our revenue and profits. Our financial performance is dependent upon the development of the intelligent device and software solutions markets that we are targeting, the increasing adoption of these technologies and our ability to compete successfully and sell our products and solutions.

Our gross profits may be subject to decline.
Our gross profits may be subject to decline which could decrease our overall profitability and impact our financial performance adversely.  Many of the hardware products we sell are advancing towards the end of their product life cycle.  These mature hardware products typically sell at higher gross margins than sales of our other product and service offerings.  In fiscal 2013, sales of mature hardware products represented about 43.3% of our overall  revenue.  In recent years, revenues from the sale of these mature hardware products have been declining at a rate of between 5% and 15%, a trend we expect to continue.  In addition, ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products.   While part of our longer term strategy is to sell software applications and M2M solutions such as The Social Machine® and the Device Cloud by Etherios™ which can provide recurring revenues at relatively high gross profit levels, these and similar offerings are at early stages of adoption by customers and their sales growth is not necessarily predictable or assured.  As such, our gross profit levels may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
Certain of our products are sold into mature markets, which could limit our ability to continue to generate revenue from these products.
Many of our hardware products are sold into mature markets that are characterized by a trend of declining demand.  As the overall market for these mature hardware products decreases due to the adoption of new technologies, we expect that our revenue from these products will continue to decline.  As a result, our future prospects depend in part on our ability to acquire or develop and successfully market additional products that address growth markets.
Our failure to anticipate or manage product transitions effectively could have a material adverse effect on our revenue and profitability.
From time to time, we or our competitors may announce new products, capabilities, or technologies that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new products may cause customers to defer or stop purchasing our products until new products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. Our failure to anticipate the revenue declines associated with older products or manage transitions from older products effectively could result in inventory obsolescence and also have a material adverse effect on our revenue and profitability.
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
A substantial part of our revenue is generated through sales by channel partner distributors and resellers. Sales through our channel partners accounted for 59.1%, 61.4% and 64.1% of our total revenue in fiscal 2013, 2012 and 2011 respectively. To the extent our channel partners are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They also may have incentives to promote our competitors' products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to effectively manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.

Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties as well as our ability to integrate and assure use of our products and services in coordination with the products and services of certain strategic partners in a commercially acceptable manner.
We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and new strategic partners in the future. We believe our development of a broad based M2M solutions business is enhanced greatly by a variety of strategic relationships with parties such as telecommunications carriers, systems integrators, enterprise application providers and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests and there is no assurance any strategic relationship will generate enough revenue to offset the significant resources we use to advance the relationship. Parties with whom we establish strategic relationships may also work with companies that compete with us. We also have limited, if any, control as to whether these parties devote adequate resources to promoting, selling, and implementing our products. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain companies with whom we maintain strategic relationships de-emphasizing their dealings with us or becoming potential competitors in the future. We also have limited, if any, control as to other business activities of these parties and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law or otherwise suffer reputational harm for other reasons. All of these factors could have a material and adverse affect on our business and results of operations.
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
As we continue to direct a substantial portion of our sales and development efforts toward broader based M2M solutions, including the Device Cloud, we expect to store, convey and potentially process increasing amounts of data produced by customer devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business.  It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security.  Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.  Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security.  Improper disclosure of data or perception that our data security is insufficient could harm our reputation, give rise to legal proceedings, or subject our company to liability under laws that protect data, any of which could result in increased costs and loss of revenue.
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
If worldwide economic conditions experience a significant downturn, these conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services. Our customers may find it difficult to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of an economic downturn in the economy, should one occur.
We do not have any large scale customers that represent more than 10% of our revenue. Our revenue may be subject to fluctuations based on the level of significant one time purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. Many of our customers make significant one time hardware purchases for large projects which are not repeated. As a result our revenue may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
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
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
Our inability to obtain the appropriate telecommunications carrier certifications or approvals from governmental regulatory bodies could impede our ability to grow revenue in our wireless products.
The sale of our wireless products in certain geographical markets is sometimes dependent on the ability to gain telecommunications carrier certifications and/or approvals by certain governmental bodies.  Failure to obtain these approvals, or delays in receiving the approvals, could impact our ability to enter our targeted markets or to compete effectively or at all in these markets and could have an adverse impact on our revenue.
We are dependent on wireless communication networks owned and controlled by others.
Our revenue could decline if we are unable to deliver continued access to digital cellular wireless carriers that we depend on to provide sufficient network capacity, reliability and security to our customers. Our financial condition could be impacted if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures.
The impact of natural disasters could negatively impact our supply chain and customers resulting in an adverse impact to our revenue and profitability.
Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters. If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner, or cause us to seek other sources of supply, which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier's facilities. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenue and profitability. Natural disasters in other parts of the world on which our operations are reliant also could have material adverse impacts on our business.
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
We enter into confidentiality agreements with all employees, and sometimes with our customers and potential customers, and limit access to the distribution of our proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to prevent the misappropriation of our technology. Our pending patent applications may be denied and any patents, once issued, may be circumvented by our competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to our technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technologies. Our failure to adequately protect our proprietary rights could have a material adverse effect on our competitive position and result in loss of revenue.
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
We face risks associated with our international operations and expansion that could impair our ability to grow our revenue abroad as well as our overall financial condition.
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
Our failure to comply effectively with regulatory laws pertaining to our foreign operations could have a material adverse effect on our revenue and profitability.
We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the FCPA and all other anti-corruption laws, such as the UK Anti-Bribery Act, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of this law. Violations of the FCPA or other similar laws could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines. Failure to comply with the aforementioned regulations could also deter us from selling our products in international jurisdictions, which could have a material adverse effect on our revenue and profitability.
Foreign currency exchange rates may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on our costs and revenue. Because our financial statements are denominated in U.S. Dollars and approximately 12.4% of our revenue is denominated in a currency other than U.S. Dollars, such as Euros, British Pounds, Indian Rupees and Yen, our sales and earnings may be adversely impacted if the U.S. dollar strengthens significantly against these foreign currencies.
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
Our failure to comply effectively with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (WEEE) makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive (RoHS) bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union. In the future, China and other countries including the United States are expected to adopt further environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2013, the closing price of our common stock on the NASDAQ Global Select Market ranged from $8.56 to $10.50 per share. Our closing sale price on November 15, 2013 was $10.66 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our significant property locations as of September 30, 2013:

Location of Property	Use of Facility	Approximate Square Footage	Ownership or Lease Expiration Date
Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Minneapolis, MN	Engineering services	16,837	November 2016

San Francisco, CA	Sales	1,702	September 2017

Chicago, IL	Sales, marketing and administration	2,739	July 2014

Waltham, MA	Research & development, sales and sales support	6,836	October 2015

Austin, TX	Sales, sales support and marketing	6,563	March 2014

Dallas, TX	Sales and administration	2,119	August 2014

Lindon, UT	Sales, marketing, research & development and administration	11,986	December 2015

Herndon, VA	Sales, marketing and technical support	2,416	October 2014

Hong Kong, China	Sales, marketing and administration	1,656	April 2016

Beijing, China	Sales, marketing and administration	3,149	November 2014

Shanghai, China	Sales, marketing and administration	1,991	May 2014

Dortmund, Germany	Sales, sales support, marketing and administration	9,293	March 2016

Neuilly sur Seine, France	Sales and marketing	2,895	January 2015

Logrono, Spain	Sales, research & development and administration	3,228	October 2018

Tokyo, Japan	Sales	1,371	Perpetual

Bangalore, India	Sales, research & development and administration	17,400	March 2015

Singapore	Sales, marketing and administration	2,530	June 2014
In addition to the above locations, we perform research and development activities in various other locations in the United States and sales activities in various other locations in Europe and Asia which are not deemed to be principal locations and which are not listed above. We believe that our facilities are adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. While we are unable to predict the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period.
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the NASDAQ Global Select Market tier of the NASDAQ Stock Market LLC. On November 15, 2013, the number of holders of our common stock was approximately 5,995, of which 145 were record holders.
The high and low sale prices for our common stock for each quarter during the years ended September 30, 2013 and 2012, as reported on the NASDAQ Stock Market LLC, were:
Stock Prices

2013	First	Second	Third	Fourth
High	$10.29	$10.36	$10.23	$10.54
Low	$8.66	$8.75	$8.51	$9.01

2012	First	Second	Third	Fourth
High	$14.21	$12.58	$11.46	$11.27
Low	$9.87	$9.97	$8.12	$8.30
Dividend Policy
We have never paid cash dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for periodic stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
Issuer Repurchases of Equity Securities
On October 29, 2013, subsequent to the end of fiscal 2013, our Board of Directors authorized a new program to repurchase up to $20 million of our common stock primarily to support our employee stock purchase program and to return capital to shareholders. This new repurchase authorization expires on October 31, 2014 and replaces the below described program. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The timing of share repurchases will depend upon market conditions and other corporate considerations.
On July 25, 2012, our Board of Directors authorized a program to repurchase up to $20 million of our common stock. This repurchase authorization expired on September 30, 2013. We repurchased 1,481,365 shares for $14.1 million under this program during fiscal 2013.
The following table presents our repurchases during the fourth quarter of fiscal 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2013 - July 31, 2013	58,358	$9.88	58,358	$8,846,545.42
August 1, 2013 - August 31, 2013	147,103	$9.61	147,103	$7,433,166.07
September 1, 2013 - September 30, 2013	151,992	$9.81	151,992	$5,941,735.53
Total	357,453	$9.74	357,453	$5,941,735.53

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders' return on our Common Stock for the period from the close of the NASDAQ Stock Market - U.S. Companies on September 30, 2008 to September 30, 2013, the last day of fiscal 2013, with the total cumulative return on the CRSP Total Return Index for the NASDAQ Stock Market - U.S. Companies (the “CRSP Index”) and the CRSP Index for NASDAQ Telecommunications Stocks (the “Peer Index”) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2008, for our Common Stock, the CRSP Index and the Peer Index and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
FY08
FY09
FY10
FY11
FY12
FY13
Digi International Inc.
CRSP Index
Peer Index

	FY08	FY09	FY10	FY11	FY12	FY13
Digi International Inc.	$100.00	$83.53	$93.04	$107.84	$99.61	$97.94
CRSP Index	$100.00	$101.87	$114.87	$119.98	$158.04	$193.09
Peer Index	$100.00	$99.77	$126.93	$132.23	$191.09	$255.62

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2013	2012	2011	2010	2009
Revenue (1)	$195,381	$190,558	$204,160	$182,548	$165,928
Gross profit	$100,123	$100,337	$106,588	$92,209	$81,265
Sales and marketing	40,513	39,242	39,549	37,010	35,304
Research and development	30,327	30,767	31,642	27,825	26,381
General and administrative (2)(3)	21,423	18,188	18,206	17,889	14,557
Restructuring charges, net	313	1,259	154	(468)	1,953
Operating Income	7,547	10,881	17,037	9,953	3,070
Total other income (expense), net	691	16	(522)	566	1,212
Income before income taxes	8,238	10,897	16,515	10,519	4,282
Income tax provision (4)	2,433	3,282	5,496	1,578	199
Net income	$5,805	$7,615	$11,019	$8,941	$4,083

Net income per common share - basic	$0.22	$0.30	$0.44	$0.36	$0.16
Net income per common share - diluted	$0.22	$0.29	$0.43	$0.36	$0.16

Balance sheet data as of September 30,
Working capital (total current assets less total current liabilities)	$128,014	$155,377	$142,748	$122,105	$106,121
Total assets	$299,953	$293,084	$283,895	$266,965	$258,948
Long-term debt and capital lease obligations	$—	$—	$—	$—	$9
Stockholders' equity	$274,266	$270,857	$260,716	$240,556	$229,586
Book value per common share (stockholders' equity divided by outstanding shares)	$10.73	$10.45	$10.17	$9.59	$9.29
Number of employees as of September 30	686	643	691	648	634

(1)	Acquisitions provided the following revenue during the year of acquisition: Etherios in fiscal 2013 of $11.0 million and MobiApps in fiscal 2009 of $0.4 million.

(2)	Included in general and administrative expense in fiscal 2010 is investigation and remediation expenses of $1.4 million ($0.9 million after tax).

(3)
Included in general and administrative expense in fiscal 2013 is $1.5 million ($1.0 after tax) related to the patent infringement lawsuit settlement for U.S. Ethernet Innovations. (See Note 16 to our Consolidated Financial Statements).

(4)
In fiscal 2013, 2012 and 2011, we recorded net discrete tax benefits of $0.8 million, $1.5 million and $0.7 million, respectively (see Note 10 to our Consolidated Financial Statements). In fiscal 2010 we reversed income tax reserves of $2.3 million associated primarily with the closing of prior tax years through statute expiration and the conclusion of a U.S. federal income tax audit. In fiscal 2009 we recorded a net discrete tax benefit of $1.2 million resulting from the reversal of tax reserves associated with the extension of the research and development credit, the resolution of certain state tax matters and the closing of a prior tax year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

OVERVIEW
We are a leading provider of machine-to-machine (M2M) networking hardware and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset, convey information about the asset's status and performance to a computer system and then use that information to improve or automate one or more processes. As wireless communications become more and more prevalent, these products and solutions are increasingly deployed via wireless networks. Our wireless and wired hardware products have been the historical foundation of our business.  In fiscal 2013, we acquired Etherios, Inc., a Platinum Partner of salesforce.com and experienced in end user implementation of the Salesforce Service Cloud. Etherios provides consulting and professional services that uses a new cloud-based method for integrating machines into core business processes via the salesforce.com service cloud. We renamed our iDigi® cloud-based internet platform to Device Cloud by Etherios™ (Device Cloud). Device Cloud provides a secure environment in which customers can aggregate interaction with large numbers of disparate devices and connect enterprise applications to these devices. Device Cloud is a platform-as-a-service (PAAS) offering that allows devices to be monitored and controlled remotely and lets customers easily collect, interpret and utilize data from many devices to operate their businesses more efficiently. We also assist customers by providing application development and hosting services. Among our application offerings is The Social Machine®, which enables users of the Force.com platform (an offering of salesforce.com) to monitor and control devices. We also provide consulting and integration services that ease the deployment of M2M communications solutions and salesforce.com implementations. Our products are deployed by a wide range of businesses and institutions as any entity that utilizes a significant number of devices in the conduct of its operations may realize benefits from M2M networking.
We have a single operating and reporting segment.  Our revenue consists of hardware product revenue and service revenue. Our hardware product offerings are comprised of growth hardware products that include wireless hardware products and ARM-based embedded modules, as well as mature hardware products that include primarily wired hardware products. Our service offerings include wireless product design and development services, customer relationship management (CRM) consulting services, application development services, licenses to use The Social Machine® application for use on the Force.com platform and our PAAS recurring revenue generated from Device Cloud platform, post-contract customer support and fees associated with technical support and training.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the fiscal 2013 metrics that we feel are most important in these evaluations:

•
Revenue was $195.4 Million. Our revenue was $195.4 million in fiscal 2013, and increased by $4.8 million, or 2.5%, compared to revenue of approximately $190.6 million in fiscal 2012. The increase in revenue was primarily attributable to an increase in revenue from professional services by Etherios which was acquired on October 31, 2012, partially offset by a decrease in revenue associated with our mature hardware products.

•
Gross Margin was 51.2%.  Our gross margin decreased as a percentage of revenue to 51.2% in fiscal 2013 from 52.7% in fiscal 2012. The decrease primarily resulted from lower sales of our mature hardware products which have higher gross margins than our growth hardware products, lower gross margins for services revenue and increased costs to operate the Device Cloud. These impacts were partially offset by a reduction in the amortization of purchased and core technology, as certain intangibles were fully amortized.

•
Net Income was $5.8 Million and Earnings Per Diluted Share were $0.22. Our net income was $5.8 million in fiscal 2013, a decrease of $1.8 million, or 23.5%, compared to net income of $7.6 million in fiscal 2012. Earnings per diluted share were $0.22 in fiscal 2013 compared to $0.29 in fiscal 2012. Although revenue increased by 2.5% in fiscal 2013 compared to the prior fiscal year, lower gross margins resulted in relatively flat gross profit in fiscal 2013 compared to fiscal 2012. Operating expenses were also higher in fiscal 2013 than in the previous year, primarily due to increased operating expenses associated with the operations of Etherios and a patent litigation settlement.

•Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Our EBITDA was $15.9 million, or 8.2% of revenue in fiscal 2013 compared to $18.4 million, or 9.7% of revenue in fiscal 2012. We believe that the presentation of EBITDA as a percentage of revenue, which is a non-GAAP financial measure, is useful because it

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

provides a reliable and consistent approach to measure our performance from year to year and to assess our performance against that of other companies. We also believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.  EBITDA is also used as an internal metric for executive compensation, as well as incentive compensation for the rest of the employee base. It is monitored quarterly for these purposes. Below is a table reconciling net income to EBITDA (in thousands):

	Year ended September 30,
	2013	2012
Net income	$5,805	$7,615
Interest income, net	(168)	(266)
Income tax provision	2,433	3,282
Depreciation and amortization	7,877	7,815
Earnings before interest, taxes, depreciation and amortization	$15,947	$18,446

•
Our Balance Sheet was Impacted by Investing and Financing Decisions.  Our current ratio was 7.0 to 1 at September 30, 2013 compared to 9.5 to 1 at September 30, 2012.  Cash and cash equivalents and marketable securities, including long-term marketable securities, decreased $14.9 million to $105.7 million at September 30, 2013 from $120.6 million at September 30, 2012.  During fiscal 2013, we spent $12.9 million, net of cash acquired, for the acquisition of Etherios, Inc. In addition, we repurchased $14.1 million of our common stock in fiscal 2013 (see Note 12 to our Consolidated Financial Statements).

We accomplished a number of key initiatives in fiscal 2013 and also faced significant challenges relative to our business.
Accomplishments

•	After declining sales in fiscal 2012, we grew revenue in fiscal 2013 by 2.5% to $195.4 million, which included revenue from Etherios acquired in October 2012;

•	We generated sequential and year-over-year revenue growth in each of the last three quarters of fiscal 2013;

•
Revenue of our growth products portfolio, which includes service revenue, grew year-over-year in every quarter of fiscal 2013, culminating in 24.9% growth in the fourth fiscal quarter. Our service revenue included revenue from Etherios from the date of acquisition;

•	Collectively, our growth hardware products and services revenue grew 11.6% during the fiscal year, more than offsetting the expected and ongoing decline in sales of our mature hardware products;

•
We completed the acquisition of Etherios, Inc. in the first quarter of fiscal 2013, a transaction that has enhanced our solutions offerings via their platinum partner relationship with salesforce.com and the introduction of The Social Machine®, an application that enables businesses to monitor devices on the Force.com platform;

•
We continued to enhance our capabilities to sell end-to-end solutions. In addition to Etherios's sales personnel accustomed to making sales of services and solutions, we hired a new Senior Vice President of Global Sales and a new Vice President of Global Marketing. Historically we had one executive overseeing these positions. The individuals hired into these positions have significant experience working in organizations that sell broader based solutions as opposed to point hardware products.

•	We purchased $14.1 million of our common stock pursuant to a share repurchase plan.
Challenges

•
Revenue from our mature hardware products declined by 7.3% during fiscal 2013, which was aligned with our expectations. These products remain highly profitable and are a significant source of cash, but their ongoing decline in sales volume creates headwinds to overall revenue growth. We expect continued future decreases in mature product revenue of 5% - 15% annually.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
Net income fell from $7.6 million in fiscal 2012 to $5.8 million in fiscal 2013. While revenue increased in fiscal 2013, gross profit was flat and operating expenses were higher than the previous year due to incremental operating expenses associated with Etherios which was acquired on October 31, 2012 and a patent litigation settlement.

•
The global economic environment continued to be volatile in fiscal 2013. Revenue in North America increased $4.2 million, or 3.7%, versus fiscal 2012, primarily as a result of our acquisition of Etherios. Revenue in EMEA increased by $1.8 million, or 3.8%, over fiscal 2012. Revenue in APAC and Latin America decreased by $0.4 million, or 1.3%, and $0.8 million, or 12.0%, respectively, year-over-year compared to fiscal 2012.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our Consolidated Statements of Operations, expressed in dollars and as a percentage of revenue and as a percentage of change from year-to-year for the years indicated.

($ in thousands)	Year ended September 30,						% Increase (decrease)
	2013		2012		2011		2013 compared to 2012	2012 compared to 2011
Revenue:
Hardware product	$173,078	88.6%	$180,434	94.7%	$193,113	94.6%	(4.1)%	(6.6)%
Service	22,303	11.4	10,124	5.3	11,047	5.4	120.3	(8.4)
Total revenue	195,381	100.0	190,558	100.0	204,160	100.0	2.5	(6.7)
Cost of sales:
Cost of hardware product	82,276	42.1	84,714	44.4	92,737	45.4	(2.9)	(8.7)
Cost of service	12,982	6.7	5,507	2.9	4,835	2.4	135.7	13.9
Total cost of sales	95,258	48.8	90,221	47.3	97,572	47.8	5.6	(7.5)
Gross profit	100,123	51.2	100,337	52.7	106,588	52.2	(0.2)	(5.9)
Operating expenses:
Sales and marketing	40,513	20.7	39,242	20.6	39,549	19.4	3.2	(0.8)
Research and development	30,327	15.5	30,767	16.2	31,642	15.5	(1.4)	(2.8)
General and administrative	21,423	11.0	18,188	9.5	18,206	8.9	17.8	(0.1)
Restructuring charges, net	313	0.2	1,259	0.7	154	0.1	(75.1)	717.5
Total operating expenses	92,576	47.4	89,456	47.0	89,551	43.9	3.5	(0.1)
Operating income	7,547	3.8	10,881	5.7	17,037	8.3	(30.6)	(36.1)
Other income (expense), net	691	0.4	16	—	(522)	(0.2)	4,218.8	(103.1)
Income before income taxes	8,238	4.2	10,897	5.7	16,515	8.1	(24.4)	(34.0)
Income tax provision	2,433	1.2	3,282	1.7	5,496	2.7	(25.9)	(40.3)
Net income	$5,805	3.0%	$7,615	4.0%	$11,019	5.4%	(23.8)%	(30.9)%
REVENUE
Overview
Total revenue was $195.4 million in fiscal 2013 compared to $190.6 million in fiscal 2012, an increase of $4.8 million or 2.5%. Revenue in fiscal 2013 included $11.0 million of revenue from Etherios since the date of acquisition on October 31, 2012, partially offset by a decrease in revenue associated with our mature hardware products. Total revenue was $190.6 million in fiscal 2012 compared to $204.2 million in fiscal 2011, a decrease of $13.6 million or 6.7%. We did not experience a material change in revenue due to pricing during fiscal 2013, 2012 or 2011.
Fluctuation in foreign currency rates compared to the prior year's rates had an unfavorable impact on revenue of $0.1 million in fiscal 2013 and $1.4 million in fiscal 2012. In fiscal 2011 foreign currency rates had a favorable impact on revenue of $0.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hardware Products
Our growth hardware product offerings include all wireless products, as well as the ARM-based embedded module product line. Our mature hardware product offerings include generally all wired products.
The following summarizes our product revenue by growth hardware and mature hardware product categories:

	Product Revenue			% of Product Revenue
($ in millions)	2013	2012	2011	2013	2012	2011
Growth hardware products	$88.5	$89.2	$90.5	51.1%	49.4%	46.9%
Mature hardware products	84.6	91.3	102.6	48.9%	50.6%	53.1%
Total product revenue	$173.1	$180.5	$193.1	100.0%	100.0%	100.0%
Growth hardware product revenue decreased by $0.7 million, or 0.8%, in fiscal 2013 compared to fiscal 2012. Growth hardware product revenue decreased $2.3 million primarily due to a decrease in revenue from modules, satellite-related products and wireless communication adapters, partially offset by an increase in revenue of $1.6 million related to cellular products.
Growth hardware product revenue decreased $1.3 million, or 1.5%, in fiscal 2012 compared to fiscal 2011 due to a decrease in revenue of $6.9 million related to cellular, wireless communication adapters and serial servers, partially offset by an increase in revenue of $5.6 million related to modules and satellite-related products.
Revenue of our mature hardware products generally has decreased as expected for both the twelve month periods ended September 30, 2013 and 2012 as compared to the same periods from the previous year. Our serial servers, Rabbit-branded modules, chips and USB hardware offerings are mature hardware products. We expect that revenue of these products will continue to decrease in the future as they are in the mature portion of their product life cycles. Revenue of mature products can fluctuate due to large orders from customers as product lines mature.
Services
Our services offerings, which we consider to be part of our growth portfolio, include wireless product design and development services, CRM consulting services, application development services, licenses to use The Social Machine® application for use on the Force.com platform, our PAAS recurring revenue generated from Device Cloud platform, and post-contract customer support and fees associated with technical support and training. The majority of our service revenue is generated from CRM consulting services and wireless product design and development services. A smaller amount of revenue was generated from application development services, PAAS recurring revenue from the Device Cloud platform, post-contract customer support, and fees associated with technical support and training. No revenue was recorded in fiscal 2013 for licenses to use The Social Machine® application as we won our first contract late in fiscal 2013.
Service revenue for fiscal 2013 was $22.3 million compared to $10.1 in the prior fiscal year, an increase of $12.2 million, or 120.2%. Our service revenue in fiscal 2013 included $11.0 million of revenue from Etherios which was acquired on October 31, 2012. In addition, wireless design services revenue increased $0.9 million compared to the prior fiscal year, driven by improved sales processes that included, among other items, the introduction of new opportunities for this offering from sales leads developed in other parts of our business.
Service revenue for fiscal 2012 was $10.1 million compared to $11.1 in the prior fiscal year, a decrease of $1.0 million, or 8.3%. Wireless design services revenue in fiscal 2012 decreased $0.7 million compared to the prior fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue by Geographic Location
Our revenue by geographic location of our customers is as follows:

	Revenue			% of Revenue
($ in millions)	2013	2012	2011	2013	2012	2011
North America, primarily United States	$116.6	$112.4	$118.7	59.7%	59.0%	58.1%
Europe, Middle East & Africa	48.8	47.0	52.1	25.0%	24.7%	25.5%
Asia	24.5	24.9	27.0	12.5%	13.0%	13.2%
Latin America	5.5	6.3	6.4	2.8%	3.3%	3.2%
Total revenue	$195.4	$190.6	$204.2	100.0%	100.0%	100.0%
North America revenue in fiscal 2013 increased $4.2 million, or 3.7%, compared to fiscal 2012 primarily due to increased service revenue associated with the acquisition of Etherios. This was offset partially by the decline of mature hardware products revenue, as expected. North America revenue in fiscal 2012 decreased $6.3 million, or 5.3%, compared to fiscal 2011 due to a lower than anticipated closure rate on large projects.
Revenue in EMEA increased $1.8 million, or 3.8%, in fiscal 2013 over fiscal 2012 mostly due to an improvement in general economic conditions in the European countries and large customer projects that closed during fiscal 2013. EMEA revenue decreased $5.1 million, or 9.8%, in fiscal 2012 from fiscal 2011. This primarily was due to poor economic conditions in the EMEA market, a lower than anticipated closure rate on large projects and the weakening of the Euro versus the U.S. Dollar.
Asia revenue decreased $0.4 million, or 1.3%, in fiscal 2013 from fiscal 2012 mostly related to lower revenue from satellite products for which we have initiated end-of-life actions. Revenue in Asian countries decreased by $2.1 million, or 7.8%, in fiscal 2012 compared to fiscal 2011 mostly related to lower revenue from mature products.
Latin America revenue decreased by $0.8 million, or 12.0%, in fiscal 2013 compared to fiscal 2012 primarily due to a longer than anticipated time to close new customer projects as our distributors have been impacted by certain regulatory changes in Argentina and unfavorable economic conditions in Mexico and Brazil. Latin America revenue decreased slightly by $0.1 million, or 2.6%, in fiscal 2012 from fiscal 2011.
Revenue by Distribution Channel
The following table presents our revenue by distribution channel:

	Revenue			% of Revenue
($ in millions)	2013	2012	2011	2013	2012	2011
Direct/OEM channel	$80.0	$73.6	$73.3	40.9%	38.6%	35.9%
Distributors channel	115.4	117.0	130.9	59.1%	61.4%	64.1%
Total revenue	$195.4	$190.6	$204.2	100.0%	100.0%	100.0%
During fiscal 2013, revenue in our Direct/OEM channel increased $6.4 million, or 8.8%, compared to revenue in fiscal 2012. During fiscal 2013, revenue by our distributors decreased by $1.6 million, or 1.4%, compared to revenue in fiscal 2012. We believe the decrease in revenue in the Distributors channel compared to the Direct/OEM channels was due to the decrease in sales of our mature hardware products which are sold more prevalently through distributors as compared to our growth hardware products as well as a decrease in our revenue in APAC and Latin America, most of which is through distributors. Revenue in our Direct/OEM channel increased primarily due to an increase in revenue for our service offerings, which are typically sold through direct channels.
During fiscal 2012, revenue by our distributors decreased by $13.9 million, or 10.6%, compared to revenue in fiscal 2011. Revenue in fiscal 2012 in our Direct/OEM channel increased by $0.3 million, or 0.3%, compared to the prior fiscal year. The decrease in revenue in the Distributors channel compared to the Direct/OEM channels was due to lower revenue from mature products, lower than anticipated closure rates on large projects, and foreign currency impacts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT
2013 Compared to 2012
Gross profit was $100.1 million and $100.3 million in fiscal 2013 and 2012, respectively, a decrease of $0.2 million, or 0.2%. The gross margin for fiscal 2013 was 51.2% compared to 52.7% in fiscal 2012, a decrease of 1.5 percentage points.
Hardware product gross profit was $90.8 million and $95.7 million in fiscal 2013 and 2012, respectively, a decrease of $4.9 million, or 5.1%. The hardware product gross margin for fiscal 2013 was 52.5% compared to 53.0% in fiscal 2012, a decrease of 0.5 percentage points, primarily due to lower sales of mature hardware products which generally have higher margins than our growth hardware products. This product mix impact was offset partially by a decrease in amortization of purchased and core technology as certain intangibles were fully amortized.
Service gross profit was $9.3 million and $4.6 million in fiscal 2013 and 2012, respectively, an increase of $4.7 million, or 101.9%. The service gross margin for fiscal 2013 was 41.8% compared to 45.6% in fiscal 2012, a decrease of 3.8 percentage points. The decrease is a result of lower gross margins for our CRM consulting services as compared to our wireless product design and development services and other services offerings. We expect our service gross margin to vary from quarter to quarter for the foreseeable future as our CRM consulting services and our wireless product design and development services margins are dependent on the utilization rates of our personnel.
2012 Compared to 2011
Gross profit was $100.3 million and $106.6 million in fiscal 2012 and 2011, respectively, a decrease of $6.3 million, or 5.9%. The gross margin for fiscal 2012 was 52.7% compared to 52.2% in fiscal 2011, an increase of 0.5 percentage points.
Hardware product gross profit was $95.7 million and $100.4 million in fiscal 2012 and 2011, respectively, a decrease of $4.7 million, or 4.6%. The hardware product gross margin for fiscal 2012 was 53.0% compared to 52.0%, an increase of 1.0 percentage point. The increase primarily resulted from a reduction in the amortization of purchased and core technology as certain intangibles were fully amortized, reduced costs through the restructuring of European operations and cost reduction initiatives for the production of our hardware products. This was partially offset by increased expenses associated with mitigating the effects of flooding in Thailand in October, 2011 which impacted a significant contract manufacturer.
Service gross profit was $4.6 million and $6.2 million in fiscal 2012 and 2011, respectively, a decrease of $1.6 million, or 25.7%. The service gross margin for fiscal 2012 was 45.6% compared to 56.2% in fiscal 2011, a decrease of 10.5 percentage points, mostly related to the increased costs to operate the Device Cloud in fiscal 2012.
OPERATING EXPENSES
2013 Compared to 2012
Operating expenses were $92.6 million in fiscal 2013, an increase of $3.1 million, or 3.5%, compared to $89.5 million in fiscal 2012. The following chart provides the more significant reasons for the fluctuations in expenses for the years ended September 30, 2013 compared to fiscal 2012 and expressed as a percentage of total revenue:

	Year ended September 30,				$ incr.
($ in thousands)	2013		2012		(decr.)
Incremental ongoing expenses for Etherios	$4,535	2.3%	$—	—%	$4,535
Patent litigation	1,525	0.8	200	0.1	1,325
Restructuring	313	0.2	1,259	0.7	(946)
Impairment of identifiable intangibles	361	0.2	—	—	361
All other operating expenses	85,842	43.9	87,997	46.2	(2,155)
Total operating expenses	$92,576	47.4%	$89,456	47.0%	$3,120
Sales and marketing expenses were $40.5 million in fiscal 2013, an increase of $1.3 million, or 3.2%, compared to $39.2 million in fiscal 2012. This increase was due primarily to the incremental sales and marketing expenses of Etherios of $1.3 million since the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses were $30.3 million in fiscal 2013, a decrease of $0.5 million or 1.4%, compared to $30.8 million in fiscal 2012, due to a net decrease in expenses of $1.7 million mostly for consulting services and compensation-related expenses. This was partially offset by an increase of $1.2 million related to incremental research and development expenses of Etherios since the date of acquisition.
General and administrative expenses were $21.4 million in fiscal 2013, an increase of $3.2 million or 17.8%, compared to $18.2 million in fiscal 2012. This increase was due primarily to the incremental general and administrative expenses of Etherios of $2.0 million since the date of acquisition and a settlement on the U.S. Ethernet Innovations lawsuit of $1.5 million in fiscal 2013. We also recorded a $0.4 million impairment charge in fiscal 2013 for certain identifiable intangible assets. These increases were partially offset by a decrease of $0.3 million in compensation-related expenses and other miscellaneous general and administrative expenses of $0.4 million as compared to the prior fiscal year.
Restructuring expenses were $0.3 million in fiscal 2013, a decrease of $1.0 million, compared to $1.3 million in fiscal 2012. On September 27, 2013, we recorded a $0.4 million charge related to the restructuring of certain of our operations in the U.S. (see Note 9 to our Consolidated Financial Statements). During fiscal 2012, we recorded a $1.0 million charge related to our 2012 restructuring that was announced on April 26, 2012. In addition, we recorded an additional $0.3 million charge related to the Breisach, Germany restructuring announced on July 21, 2011.
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
Research and development expenses were $30.8 million in fiscal 2012, a decrease of $0.8 million or 2.8%, compared to $31.6 million in fiscal 2011. Compensation expenses were reduced by $1.1 million resulting primarily from lower incentive compensation payouts compared to the prior fiscal year, as well as lower headcount. In addition, professional services expenses decreased by $0.3 million compared to the prior fiscal year. This was partially offset by an increase of $0.6 million in other miscellaneous research and development expenses.
General and administrative expenses were $18.2 million in both fiscal 2012 and 2011. General and administrative expenses decreased by $0.6 million in amortization expense as certain intangible assets were fully amortized. Compensation-related expenses decreased by $0.4 million due to a decrease in headcount and lower incentive compensation payouts. This was offset by increases of $0.4 million in bad debt expense, $0.3 million in professional fees and $0.3 million in other general and administrative expenses.
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
OTHER INCOME (EXPENSE), NET
2013 Compared to 2012
Other income, net was $0.7 million in fiscal 2013 compared to a minimal amount of income in fiscal 2012. We recorded $0.4 million of foreign currency net transaction gains in fiscal 2013 compared to foreign currency net transaction losses of $0.4 million in fiscal 2012. This was partially offset by a decrease in interest income on marketable securities and cash and cash equivalents of $0.1 million, primarily due to the decrease in our average investment balance from $94.4 million in fiscal 2012 to $80.2 million in fiscal 2013. Our average interest rate remained at 0.3% in both fiscal 2013 and fiscal 2012.

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
INCOME TAXES
Our effective income tax rate was 29.5%, 30.1% and 33.3% for fiscal years 2013, 2012 and 2011, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
During fiscal 2013, we recorded a discrete tax benefit of $0.8 million, related to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012 and the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 9.2 percentage points for the twelve month period ended September 30, 2013. During fiscal 2013, the income tax provision before discrete tax benefits was higher than the federal statutory rate primarily due to an increase in certain reserves for unrecognized tax benefits and a reduction in domestic tax benefits.
During fiscal 2012, we recorded a discrete tax benefit of $1.5 million, related to additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011, reversal of tax reserves for closure of various jurisdictions' tax matters and tax rate reductions in foreign jurisdictions. These discrete tax benefits reduced our effective tax rate by 14.1 percentage points for the twelve month period ended September 30, 2012. During fiscal 2012, the income tax provision before discrete tax benefits was higher than the statutory rate primarily due to an increase in certain reserves for unrecognized tax benefits, an adjustment for foreign income taxed at the U.S. rate, partially offset by an adjustment in domestic tax benefits.
During fiscal 2011, we recorded a discrete tax benefit of $0.7 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions, primarily foreign, related to the expiration of the statute of limitations. It also resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 4.4 percentage points for the twelve month period ended September 30, 2011.
INFLATION
Management believes that during fiscal years 2013, 2012 and 2011, inflation has not had a material effect on our operations or on our consolidated financial position.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We held cash, cash equivalents and short-term marketable securities of $88.3 million, $118.6 million and $106.2 million at September 30, 2013, 2012 and 2011, respectively. Our working capital was $128.0 million, $155.4 million and $142.7 million at September 30, 2013, 2012 and 2011, respectively. The decrease of cash, cash equivalents and short-term marketable securities and working capital during fiscal 2013 was attributable primarily to the acquisition of Etherios and repurchases of common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated Statements of Cash Flows Highlights:

	Year ended September 30,
($ in thousands)	2013	2012	2011
Operating activities	$11,748	$15,127	$21,839
Investing activities	(19,739)	(10,954)	(22,399)
Financing activities	(10,790)	2,311	4,639
Effect of exchange rate changes on cash and cash equivalents	(145)	(922)	(338)
Net (decrease) increase in cash and cash equivalents	$(18,926)	$5,562	$3,741
Net cash provided by operating activities was $11.7 million during fiscal 2013 compared to $15.1 million in fiscal 2012, a net decrease of $3.4 million. This net decrease was primarily due to a decrease in net income of $1.8 million and a net decrease in working capital of $1.7 million. Cash flows decreased from working capital due to a $5.0 million decrease in income taxes payable primarily pertaining to timing of tax payments, net of refunds, as well as lower income tax accruals, and an increase in accounts receivable and inventory of $2.0 million and $1.0 million, respectively. Accrued liabilities increased by $3.5 million and accounts payable increased by $3.2 million, partially offsetting the aforementioned items.
Net cash provided by operating activities was $15.1 million during fiscal 2012 compared to $21.8 million during fiscal 2011, a net decrease of $6.7 million. This net decrease is due to: a decrease in net income of $3.4 million, net decreases in non-cash items of $1.0 million and an increase in net working capital of $2.3 million. Accrued expenses decreased by $5.1 million, partially offset by an increase of $2.8 million related to income taxes.
Net cash used in investing activities was $19.7 million in fiscal 2013 as compared to $11.0 million in fiscal 2012. We spent $12.9 million on the acquisition of Etherios, net of cash acquired, partially offset by $3.1 million fewer net purchases of marketable securities in fiscal 2013 compared to fiscal 2012 and $1.1 million fewer capital expenditures in fiscal 2013 as compared to fiscal 2012.
Net cash used by investing activities was $11.0 million in fiscal 2012 as compared to $22.4 million in fiscal 2011. Our net purchases of marketable securities were $9.5 million less in fiscal 2012 as compared to fiscal 2011. We spent $3.0 million for the final deferred payment related to the Spectrum acquisition in fiscal 2011. We spend an additional $1.2 million for purchases of capital expenditures in fiscal 2012 compared to fiscal 2011.
Net cash used by financing activities was $10.8 million in fiscal 2013 as compared to net cash provided by financing activities of $2.3 million in fiscal 2012. We used $14.1 million of cash to repurchase our common stock, offset by an increase in proceeds from additional exercises of stock options of $1.1 million. Net cash provided by financing activities was $2.3 million in fiscal 2012 as compared to $4.6 million in fiscal 2011, a net decrease of $2.3 million, resulting primarily from fewer exercises of stock options.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations, common stock repurchases and capital expenditures for the next twelve months and beyond. On October 29, 2013 our Board of Directors authorized a new program to repurchase up to $20 million of our common stock. This repurchase authorization expires on October 31, 2014.
At September 30, 2013, our total cash and cash equivalents and marketable securities balance, including long-term marketable securities was $105.7 million. This balance includes approximately $35.5 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $24.4 million represents accumulated undistributed foreign earnings. Although we have no current need or intention to repatriate historical earnings in the form of cash in the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $1.5 million to $2.5 million, which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following summarizes our contractual obligations at September 30, 2013:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$5,549	$2,527	$2,787	$235	$—
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $3.9 million as of September 30, 2013. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities.
The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
FOREIGN CURRENCY
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen and Indian Rupees and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2013, we had approximately $78.8 million of revenue related to foreign customers including export sales, of which $24.3 million was denominated in foreign currency, predominantly the Euro and British Pound. During 2012 and 2011, we had approximately $78.2 million and $85.5 million, respectively, of revenue to foreign customers including export sales, of which $23.4 million and $28.8 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds.
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
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance was effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance beginning January 1, 2013. Other than requiring additional disclosures that are in the footnotes to the Statements of Comprehensive Income, the adoption did not have an effect on our consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." The FASB amended its guidance on testing of indefinite-lived intangible assets for impairment. Under the amended guidance, companies may perform a qualitative assessment to determine whether further impairment testing is necessary, similar to the amended goodwill impairment testing guidance noted below. The guidance for indefinite-lived intangible assets is effective for annual and interim tests performed for fiscal years beginning after

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

September 15, 2012, with an option for early adoption. We adopted ASU 2012-02 in the first quarter of fiscal 2013. As we do not have any indefinite-lived intangible assets, this pronouncement does not have an effect on our consolidated financial statements.
Not Adopted
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2015. We are evaluating the impact of the adoption of ASU 2013-11 and do not expect it to have a material impact on our consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We currently are reviewing the provisions of ASU No. 2013-05 but do not expect it to have an effect on our consolidated financial statements as we currently do not intend to sell any foreign entities for which we hold a controlling financial interest.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
We believe the following critical accounting policies impact our more significant judgments and estimates used in the preparation of our consolidated financial statements.
REVENUE RECOGNITION
Our revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and Direct/OEM customers. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.8 million at September 30, 2013 and $1.4 million at September 30, 2012.
Revenue recognized for service revenue as a percentage of total revenue represented 11.4%, 5.3% and 5.4% in fiscal 2013, 2012 and 2011, respectively. Our service revenue is derived primarily from professional and engineering services performed by our Etherios CRM and wireless design teams.  We also have some service revenue that is derived from our Device Cloud by Etherios, which is a platform-as-a-service (PAAS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information.  In addition, we have small amounts of revenue from technical support and training. We recognize service revenue from our Etherios CRM professional services, wireless design services, and Device Cloud based upon performance, including final product delivery and customer acceptance.  In addition, we recognize small amounts of revenue from technical support and training as the services are performed. Such revenue is deferred and recognized over the life of the contract as the service is performed.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.3 million at both September 30, 2013 and September 30, 2012.
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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.  At June 30, 2013, our market capitalization was $241.4 million compared to our carrying value of $272.3 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 24%. As a result, no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. At September 30, 2013, our market capitalization was $255.3 million compared to our carrying value of $274.3 million. Since there were no triggering events through September 30, 2013, and our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 30%, no impairment was indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The control premium used in our annual goodwill assessment at June 30, 2013 and our further evaluation of goodwill at September 30, 2013 was based on a control premium study as of June 30, 2012, resulting in a range of control premium of 30% to 45%.  We concluded that a 40% control premium best represented the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest given current economic conditions in both fiscal 2012 and fiscal 2013. We chose 40% as it approximated the midpoint of the range and reflected the overall increase in control premiums over the past several years.
INCOME TAXES
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and could result in adjustments to our income tax balances that are material to our consolidated financial position and results of operations and could result in potential cash outflows.
We have unrecognized tax benefits of $3.9 million classified as a long-term liability. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately $0.2 million to $0.3 million over the next 12 months due to the expiration of statute of limitations. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is $3.4 million.  We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $1.1 million and $1.0 million at September 30, 2013 and September 30, 2012, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge against interest rate risk.
FOREIGN CURRENCY RISK
We are exposed to foreign currency risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Indian Rupees and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Twelve months ended September 30,		% increase
	2013	2012	(decrease)
Euro	1.3120	1.2988	1.0%
British Pound	1.5616	1.5762	(0.9)%
Japanese Yen	0.0109	0.0127	(14.2)%
Indian Rupee	0.0178	0.0190	(6.3)%
A 10.0% change from the 2013 average exchange rate for the Euro, British Pound, Yen and Rupee to the U.S. Dollar would have resulted in a 1.2% increase or decrease in annual revenue and a 2.1% increase or decrease in stockholders' equity. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rate.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, money market funds, corporate bonds and government municipal bonds. We may have some credit exposure related to the fair value of our securities, which could change based on changes in market conditions. If market conditions deteriorate or, if these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digi International Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2013 and September 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
November 22, 2013

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended September 30,
	2013	2012	2011
	(in thousands, except per common share data)
Revenue:
Hardware product	$173,078	$180,434	$193,113
Service	22,303	10,124	11,047
Total revenue	195,381	190,558	204,160
Cost of sales:
Cost of hardware product	82,276	84,714	92,897
Cost of service	12,982	5,507	4,675
Total cost of sales	95,258	90,221	97,572
Gross profit	100,123	100,337	106,588
Operating expenses:
Sales and marketing	40,513	39,242	39,549
Research and development	30,327	30,767	31,642
General and administrative	21,423	18,188	18,206
Restructuring charges, net	313	1,259	154
Total operating expenses	92,576	89,456	89,551
Operating income	7,547	10,881	17,037
Other income (expense), net:
Interest income	210	289	251
Interest expense	(42)	(23)	(86)
Other income (expense), net	523	(250)	(687)
Total other income (expense), net	691	16	(522)
Income before income taxes	8,238	10,897	16,515
Income tax provision	2,433	3,282	5,496
Net income	$5,805	$7,615	$11,019
Net income per common share:
Basic	0.22	0.30	0.44
Diluted	0.22	0.29	0.43
Weighted average common shares:
Basic	25,956	25,743	25,312
Diluted	26,237	26,146	25,819
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended September 30,
	2013	2012	2011
	(in thousands)
Net income	$5,805	$7,615	$11,019
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,826)	(3,354)	(770)
Change in net unrealized (loss) gain on investments	(63)	126	(170)
Less income tax benefit (provision)	24	(51)	66
Reclassification of realized loss on investments included in net income (1)	—	15	10
Less income tax benefit (2)	—	(4)	(4)
Other comprehensive loss, net of tax	(1,865)	(3,268)	(868)
Comprehensive income	$3,940	$4,347	$10,151

(1)	Recorded in Other income (expense), net in our Consolidated Statements of Operations.

(2)	Recorded in Income tax provision in our Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2013	2012
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,320	$60,246
Marketable securities	47,006	58,372
Accounts receivable, net	26,829	24,634
Inventories	26,140	24,435
Deferred tax assets	3,174	3,389
Other	4,835	2,493
Total current assets	149,304	173,569
Marketable securities, long-term	17,389	2,016
Property, equipment and improvements, net	13,910	15,157
Identifiable intangible assets, net	9,728	10,629
Goodwill	103,569	86,209
Deferred tax assets	5,832	5,010
Other	221	494
Total assets	$299,953	$293,084
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,906	$6,040
Income taxes payable	—	1,269
Accrued compensation	7,410	5,744
Accrued warranty	1,063	1,021
Other	3,911	4,118
Total current liabilities	21,290	18,192
Income taxes payable	3,903	3,294
Deferred tax liabilities	415	630
Other noncurrent liabilities	79	111
Total liabilities	25,687	22,227
Commitments and Contingencies (see Notes 15 & 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,264,224 and 29,268,788 shares issued	303	293
Additional paid-in capital	211,982	199,495
Retained earnings	116,088	110,283
Accumulated other comprehensive loss	(15,590)	(13,725)
Treasury stock, at cost, 4,708,965 and 3,356,453 shares	(38,517)	(25,489)
Total stockholders’ equity	274,266	270,857
Total liabilities and stockholders’ equity	$299,953	$293,084
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended September 30,
	2013	2012	2011
Operating activities:	(in thousands)
Net income	$5,805	$7,615	$11,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,461	3,339	3,006
Amortization of identifiable intangible assets	4,416	4,476	6,171
Stock-based compensation	3,773	3,727	3,444
Excess tax benefits from stock-based compensation	(67)	(198)	(796)
Deferred income tax benefit	(2,055)	(2,452)	(1,205)
Bad debt/product return provision	811	500	90
Inventory obsolescence	1,258	1,413	1,935
Intangible impairment charge	361	—	—
Restructuring charges, net	313	1,259	154
Other	(85)	13	263
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(2,368)	(343)	(2,756)
Inventories	(2,972)	(1,958)	623
Other assets	(212)	168	(602)
Income taxes	(2,634)	2,330	(432)
Accounts payable	1,413	(1,759)	(1,227)
Accrued expenses	530	(3,003)	2,152
Net cash provided by operating activities	11,748	15,127	21,839
Investing activities:
Purchase of marketable securities	(67,159)	(72,669)	(61,506)
Proceeds from maturities of marketable securities	63,089	65,533	44,843
Acquisition of businesses, net of cash acquired	(12,919)	—	(3,000)
Proceeds from sale of investment	136	135	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,886)	(3,953)	(2,736)
Net cash used in investing activities	(19,739)	(10,954)	(22,399)
Financing activities:
Excess tax benefits from stock-based compensation	67	198	796
Proceeds from stock option plan transactions	2,193	1,072	2,853
Proceeds from employee stock purchase plan transactions	1,008	1,041	990
Purchase of common stock	(14,058)	—	—
Net cash (used in) provided by financing activities	(10,790)	2,311	4,639
Effect of exchange rate changes on cash and cash equivalents	(145)	(922)	(338)
Net (decrease) increase in cash and cash equivalents	(18,926)	5,562	3,741
Cash and cash equivalents, beginning of period	60,246	54,684	50,943
Cash and cash equivalents, end of period	$41,320	$60,246	$54,684

Supplemental disclosures of cash flow information:
Interest paid	$42	$23	$86
Income taxes paid, net	$6,300	$3,201	$7,065
Supplemental schedule of non-cash investing activities:
Accrual for capitalized intangible asset	$42	$—	$—
Issuance of common stock for business acquisition	$6,741	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For fiscal years ended September 30, 2013, 2012 and 2011
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2010	28,666	$287	3,584	$(27,218)	$185,427	$91,649	$(9,589)	$240,556
Net income						11,019		11,019
Other comprehensive loss							(868)	(868)
Employee stock purchase issuances			(112)	852	138			990
Issuance of stock upon exercise of stock options	435	4			2,849			2,853
Tax benefit realized upon exercise of stock options					2,722			2,722
Stock-based compensation expense					3,444			3,444
Balances, September 30, 2011	29,101	$291	3,472	$(26,366)	$194,580	$102,668	$(10,457)	$260,716
Net income						7,615		7,615
Other comprehensive loss							(3,268)	(3,268)
Employee stock purchase issuances			(116)	877	164			1,041
Issuance of stock upon exercise of stock options	168	2			1,070			1,072
Tax benefit realized upon exercise of stock options					(46)			(46)
Stock-based compensation expense					3,727			3,727
Balances, September 30, 2012	29,269	$293	3,356	$(25,489)	$199,495	$110,283	$(13,725)	$270,857
Net income						5,805		5,805
Other comprehensive loss							(1,865)	(1,865)
Employee stock purchase issuances			(128)	1,030	(22)			1,008
Repurchase of common stock			1,481	(14,058)				(14,058)
Issuance of stock upon exercise of stock options	280	3			2,190			2,193
Tax benefit realized upon exercise of stock options					(188)			(188)
Acquisition of Etherios, Inc.	715	7			6,734			6,741
Stock-based compensation expense					3,773			3,773
Balances, September 30, 2013	30,264	$303	4,709	$(38,517)	$211,982	$116,088	$(15,590)	$274,266

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
Changes in Presentation
Beginning with this 10-K, we began presenting product and service revenue, as well as cost of product and service revenue, on the face of our income statement. The prior year data for these line items has been recast accordingly. These reclassifications had no effect on reported consolidated net earnings.
Cash Equivalents
Cash equivalents consist of money market accounts and other highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturities of these investments.
Marketable Securities
Marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. All marketable securities are accounted for as available-for-sale and are carried at fair value on our consolidated balance sheets with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders' equity. In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Identifiable Intangible Assets
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. Purchased in-process research and development costs (IPR&D) related to business combinations are capitalized and amortized once placed in service. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to thirteen years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is included in cost of product in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. During the fourth quarter of fiscal 2013, we recorded an impairment charge of $0.4 million included in general and administrative expense on our Consolidated Statements of Operations for our single operating and reporting segment (see Note 3 to our Consolidated Financial Statements). There were no other impairments identified in fiscal 2013 and there were no impairments identified during fiscal years 2012 or 2011.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	Target company had publicly traded stock outstanding at the transaction date, and

•	Transactions announced between June 30, 2007 and the valuation date.
In analyzing industry-wide data, transactions in three industries were identified that encompassed the products offered by us: Office Equipment and Computer Hardware, Communications, and Computer, Supplies and Services.  Finally, control premiums were considered for both domestic and international transactions. The control premium analysis resulted in a range of control premium of 30% to 45%. We reviewed the data provided and estimated that a 40% control premium best represented the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time. We chose 40% as it approximated the midpoint of the range and reflected the overall increase in control premiums over the past several years. Based on our industry knowledge and recent discussions with our third party valuation firm, we concluded that the control premium study that was performed in conjunction with our annual goodwill impairment assessment at June 30, 2012 remained valid and that the 40% control premium used in our prior year's assessment continued to best represent the amount an investor likely would pay, over and above market capitalization, in order to obtain a controlling interest given current economic conditions in both fiscal 2012 and fiscal 2013.
At June 30, 2013, our market capitalization was $241.4 million compared to our carrying value of $272.3 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 24%. As a result, no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. At September 30, 2013, our market capitalization was $255.3 million compared to our carrying value of $274.3 million. Since there were no triggering events through September 30, 2013, and our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 30%, no impairment was indicated.
As of June 30, 2012, our market capitalization was $264.3 million compared to our carrying value of $265.7 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 39% and therefore no impairment was indicated.
If our stock price or control premium declines, the first step of our goodwill impairment analysis may fail. We have defined the criteria that could result in additional interim goodwill impairment testing. We would perform the second step of the impairment testing if our stock price fell below defined thresholds for a significant period of time, or if our control premium significantly decreased. Events or circumstances may occur that could negatively impact our stock price, including changes in our anticipated revenue and profits and our ability to execute on our strategies. In addition, our control premium could decline due to changes in economic conditions, in the technology industry, in the financial markets or more generally. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have had no goodwill impairment losses since the adoption of Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Others, in fiscal 2003.
Revenue Recognition
We recognize revenue in accordance with authoritative guidance issued by FASB related to revenue recognition.
Hardware product revenue as a percentage of total revenue was 88.6%, 94.7% and 94.6% in fiscal 2013, 2012 and 2011, respectively. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding revenue is recorded.
Revenue recognized for service revenue as a percentage of total revenue represented 11.4%, 5.3% and 5.4% in fiscal 2013, 2012 and 2011, respectively. Our service revenue is derived primarily from professional and engineering services performed by our Etherios customer relationship management (CRM) and wireless design teams.  We also have some service revenue that is derived from our Device Cloud by Etherios, which is a platform-as-a-service (PAAS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information.  In addition, we have small amounts of revenue from technical support and training. We recognize service revenue from our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Etherios CRM professional services, wireless design services, and Device Cloud based upon performance, including final product delivery and customer acceptance.  In addition, we recognize small amounts of revenue from technical support and training as the services are performed. Such revenue is deferred and recognized over the life of the contract as the service is performed.
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
Net Income Per Common Share
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares of our stock result from dilutive common stock options and restricted stock units. We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under the treasury stock method, the proceeds from exercise of an option, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the option is exercised are assumed to be used to repurchase shares in the current period.
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Fiscal years ended September 30,
	2013	2012	2011
Numerator:
Net income	$5,805	$7,615	$11,019
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,956	25,743	25,312
Effect of dilutive securities:
Stock options and restricted stock units	281	403	507
Denominator for diluted net income per common share — adjusted weighted average shares	26,237	26,146	25,819
Net income per common share, basic	$0.22	$0.30	$0.44
Net income per common share, diluted	$0.22	$0.29	$0.43
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per share because the options' exercise prices were greater than the average market price of our common shares. At September 30, 2013, 2012 and 2011, potentially dilutive shares related to such stock options were 3,939,541, 2,023,213 and 1,831,713, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation
Stock-based compensation expense represents the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except for our Singapore location which uses the U.S. Dollar as its local currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. Statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity's functional currency are reflected in the statement of operations. During fiscal 2013, 2012 and 2011 there were net transaction gains (losses) of $0.4 million, $(0.4) million and $(0.7) million, respectively, that were recorded in other income (expense). We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
Use of Estimates and Risks and Uncertainties
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the determination of our allowance for doubtful accounts and reserve for future returns and pricing adjustments; the estimation of our inventory obsolescence, warranty reserve, income tax reserves and other contingencies.
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
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance was effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance beginning January 1, 2013. Other than requiring additional disclosures that are in the footnotes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
to the Statements of Comprehensive Income, the adoption did not have an effect on our consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." The FASB amended its guidance on testing of indefinite-lived intangible assets for impairment. Under the amended guidance, companies may perform a qualitative assessment to determine whether further impairment testing is necessary, similar to the amended goodwill impairment testing guidance noted below. The guidance for indefinite-lived intangible assets is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with an option for early adoption. We adopted ASU 2012-02 in the first quarter of fiscal 2013. As we do not have any indefinite-lived intangible assets, this pronouncement does not have an effect on our consolidated financial statements.
Not Adopted
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2015. We are evaluating the impact of the adoption of ASU 2013-11 and do not expect it to have a material impact on our consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We currently are reviewing the provisions of ASU No. 2013-05 but do not expect it to have an effect on our consolidated financial statements as we currently do not intend to sell any foreign entities for which we hold a controlling financial interest.
2. ACQUISITION
Etherios, Inc.
On October 31, 2012, we acquired Etherios, Inc. ("Etherios"). The total purchase price of $20.4 million included $13.7 million in cash (excluding cash acquired of $0.8 million) and $6.7 million represented by 715,571 shares of our common stock. The common stock issued was valued at $9.42 per common share.
Cash in the amount of $2.35 million was deposited to an escrow fund with a third party agent. Of the $2.35 million escrow, $0.3 million related to a holdback amount pending final determination of the unpaid debt and working capital as shown on the closing balance sheet. This holdback amount was paid in February 2013 as there were no changes to the closing balance sheet. An additional $2.05 million is held in escrow for a period not to exceed eighteen months from the date of closing to satisfy possible claims that may arise pursuant to specific representation and warranty sections of the stock purchase agreement. The escrowed amounts have been included in the determination of the purchase consideration on the date of acquisition as management believes that the representation and warranty matters are determinable beyond a reasonable doubt.
Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of $0.2 million have been charged directly to operations and are included in general and administrative expense in our Consolidated Statements of Operations for fiscal 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITION (CONTINUED)
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $17.3 million of goodwill. We believe that the acquisition resulted in the recognition of goodwill primarily because Etherios is a salesforce.com Platinum Partner and experienced in end user implementation of the Salesforce Service Cloud. Although we believe the relationship with salesforce.com is important to us, it is not an exclusive relationship and requires Etherios to compete with others for business opportunities.  Accordingly, we have determined that this relationship cannot be valued as a separate intangible asset of Etherios and as a result is a component of goodwill.
As salesforce.com has signaled its intent for the Service Cloud to be used as a means to monitor machines, we also believe that the acquisition of Etherios will likely further enhance our solutions offerings and provide another channel for revenue of our networking products.
Etherios' operating results are included in our Consolidated Results of Operations from the day following the acquisition on October 31, 2012. The Consolidated Balance Sheet as of September 30, 2013 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The Etherios acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed pursuant to the stock purchase agreement be recognized at fair value as of the acquisition date. The table below sets forth the final purchase price allocation (in thousands):

Cash, including cash in escrow	$13,696
Common stock	6,741
Total	$20,437

Fair value of net tangible assets acquired	$1,142
Fair value of identifiable intangible assets acquired:
Existing customer relationships	1,400
Non-compete agreements	1,100
Trade name	440
Order backlog	360
Goodwill	17,282
Deferred tax liabilities related to identifiable intangibles	(1,287)
Total	$20,437
The weighted average useful life for all the identifiable intangibles listed above is 5.7 years. For purposes of determining fair value, the existing customer relationships identified above are assumed to have useful lives ranging between six to eight years, non-compete agreements are assumed to have useful lives of five years, the trade name is assumed to have a useful life of seven years, and the order backlog is assumed to have a useful life of one year. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the asset are expected to be consumed.
We have determined that the Etherios acquisition is not material to our consolidated results of operations or financial position; therefore, pro forma financial information for fiscal 2013 and 2012 is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2013 and 2012 are comprised of the following (in thousands):

	September 30, 2013			September 30, 2012
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$45,960	$(44,306)	$1,654	$46,597	$(43,639)	$2,958
License agreements	2,440	(2,440)	—	2,840	(2,682)	158
Patents and trademarks	11,322	(9,000)	2,322	10,943	(8,469)	2,474
Customer maintenance contracts	—	—	—	700	(700)	—
Customer relationships	18,954	(14,130)	4,824	17,504	(12,465)	5,039
Non-compete agreements	1,100	(202)	898	1,045	(1,045)	—
Order backlog	360	(330)	30	—	—	—
Total	$80,136	$(70,408)	$9,728	$79,629	$(69,000)	$10,629
During the fourth quarter of fiscal 2013, we recorded an impairment charge of $0.4 million in general and administrative expense on our Consolidated Statements of Operations for our single operating and reporting segment. Management determined to end-of-life certain product lines acquired in connection with the MobiApps acquisition due to various factors impacting the viability of these product lines. These products lines utilized certain identifiable intangible technology assets which were part of the assets purchased at the time of acquisition. The impairment charge consisted of $0.2 million for patented satellite technology and $0.1 million relating to an associated license agreement as the net carrying values of these intangible assets are not recoverable and the undiscounted future cash flows do not exceed the net carrying value of the assets. We also wrote off $0.1 million of various patents that were abandoned.
Amortization expense for fiscal years 2013, 2012 and 2011 is as follows (in thousands):

Fiscal year	Total
2013	$4,416
2012	$4,476
2011	$6,171
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2014	$3,619
2015	$2,724
2016	$1,540
2017	$702
2018	$482
The changes in the carrying amount of goodwill were (in thousands):

	Fiscal years ended September 30,
	2013	2012
Beginning balance, October 1	$86,209	$86,012
Acquisition of Etherios, Inc.	17,282	—
Foreign currency translation adjustment	78	197
Ending balance, September 30	$103,569	$86,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We operate under a single operating and reporting segment.  Our revenue consists of hardware product revenue and service revenue. Our hardware product offerings are comprised of growth hardware products that include wireless hardware products and ARM-based embedded modules, as well as mature hardware products that include primarily wired hardware products. Our service offerings include wireless product design and development services, CRM consulting services, application development services, licenses to use The Social Machine® application for use on the Force.com platform and our PAAS recurring revenue generated from Device Cloud platform, post-contract customer support and fees associated with technical support and training.
The following table presents revenue for our growth and mature categories (in thousands):

	Fiscal years ended September 30,
	2013	2012	2011
Growth hardware products and all services	$110,741	$99,257	$101,565
Mature hardware products	84,640	91,301	102,595
Total revenue	$195,381	$190,558	$204,160
The information in the following table provides revenue by the geographic location of the customer for the fiscal years ended September 30, 2013, 2012 and 2011 (in thousands):

	Fiscal years ended September 30,
	2013	2012	2011
North America, primarily United States	$116,541	$112,398	$118,654
Europe, Middle East & Africa	48,815	47,042	52,125
Asia	24,507	24,844	26,939
Latin America	5,518	6,274	6,442
Total revenue	$195,381	$190,558	$204,160
Net property, equipment and improvements by geographic location are as follows (in thousands):

	Fiscal years ended September 30,
	2013	2012	2011
United States	$13,321	$14,233	$14,169
International, primarily Europe	589	924	1,201
Total net property, equipment and improvements	$13,910	$15,157	$15,370
Our U.S. export sales comprised 41.7% , 39.6% and 37.5% of revenue for the fiscal years ended September 30, 2013, 2012 and 2011.
No single customer exceeded 10% of revenue for any of the periods presented. We had one customer, a distributor, whose accounts receivable balance comprised 13.8% of total accounts receivable at September 30, 2013. No single customer exceeded 10% of total accounts receivable for any other period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SELECTED BALANCE SHEET DATA
(in thousands)

	As of September 30,
	2013	2012
Accounts receivable, net:
Accounts receivable	$27,142	$24,929
Less allowance for doubtful accounts	313	295
Total accounts receivable, net	$26,829	$24,634

Inventories:
Raw materials	$21,171	$18,159
Work in process	224	428
Finished goods	4,745	5,848
Total inventories	$26,140	$24,435

Property, equipment and improvements, net:
Land	$1,800	$1,800
Buildings	10,522	10,522
Improvements	3,863	3,763
Equipment	14,989	14,093
Purchased software	12,296	11,971
Furniture and fixtures	2,481	2,595
Total property, equipment and improvements, gross	45,951	44,744
Less accumulated depreciation and amortization	32,041	29,587
Total property, equipment and improvements, net	$13,910	$15,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security, where available. We also review the financial solvency of each security issuer and obtain other relevant information from our investment advisor. As of September 30, 2013, 72 of our 80 securities that we are holding were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than 3 years. We received proceeds from the sale of our available-for-sale marketable securities of $63.1 million , $65.5 million and $44.8 million for fiscal 2013, 2012 and 2011, respectively.
At September 30, 2013 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$35,161	$10	$(30)	$35,141
Certificates of deposit	1,753	—	(2)	1,751
Government municipal bonds	10,115	—	(1)	10,114
Current marketable securities	47,029	10	(33)	47,006
Non-current marketable securities:
Corporate bonds	6,439	—	(6)	6,433
Certificates of deposit	11,003	—	(47)	10,956
Non-current marketable securities	17,442	—	(53)	17,389
Total marketable securities	$64,471	$10	$(86)	$64,395

(1)	Included in amortized cost and fair value is purchased and accrued interest of $629.
At September 30, 2012 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$39,306	$14	$(19)	$39,301
Commercial paper	2,000	—	—	2,000
Certificates of deposit	7,262	—	(4)	7,258
Government municipal bonds	9,814	1	(2)	9,813
Current marketable securities	58,382	15	(25)	58,372
Non-current marketable securities:
Corporate bonds	2,019	—	(3)	2,016
Total marketable securities	$60,401	$15	$(28)	$60,388

(1)	Included in amortized cost and fair value is purchased and accrued interest of $485.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. MARKETABLE SECURITIES (CONTINUED)
The following tables show the fair values and gross unrealized losses of our available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	September 30, 2013
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$29,911	$(35)	$2,001	$(1)
Certificates of deposit	12,451	(49)	—	—
Government municipal bonds	6,182	(1)	—	—
Total	$48,544	$(85)	$2,001	$(1)

	September 30, 2012
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$6,246	$(22)	$—	$—
Commercial paper	2,000	—	—	—
Certificates of deposit	5,114	(4)	—	—
Government municipal bonds	21,143	(2)	—	—
Total	$34,503	$(28)	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2013 using:
	Total carrying value at September 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$3,957	$3,957	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,574	—	41,574	—
Certificates of deposit	12,707	—	12,707	—
Government municipal bonds	10,114	—	10,114	—
Total cash equivalents and marketable securities measured at fair value	$68,352	$3,957	$64,395	$—

		Fair Value Measurements at September 30, 2012 using:
	Total carrying value at September 30, 2012	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$28,355	$28,355	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,317	—	41,317	—
Commercial paper	2,000	—	2,000	—
Certificates of deposit	7,258	—	7,258	—
Government municipal bonds	9,813	—	9,813	—
Total cash equivalents and marketable securities measured at fair value	$88,743	$28,355	$60,388	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers in to or out of our Level 2 financial assets during the twelve months ended September 30, 2013.
We had no financial assets valued with Level 3 inputs as of September 30, 2013 nor did we purchase or sell any Level 3 financial assets during the twelve months ended September 30, 2013.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
8. PRODUCT WARRANTY OBLIGATION
In general, we warrant our hardware products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to either repair or replace hardware products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our Consolidated Balance Sheets under Current Liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	September 30
2013	$1,021	$669	$(627)	$1,063
2012	$941	$730	$(650)	$1,021
2011	$877	$885	$(821)	$941
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
9. RESTRUCTURING
2013 Restructuring
On September 27, 2013, we announced our intention to restructure certain of our operations in the U.S. The restructuring was primarily associated with cost reduction initiatives and resulted in the elimination of 15 positions in our work force. We recorded a restructuring charge of $0.4 million for severance during the fourth quarter of fiscal 2013. The payments associated with these charges and all the actions associated with the restructuring are expected to be completed by the first quarter of fiscal 2014.
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Balance at September 30, 2012	$—	$—	$—
Restructuring charge	350	—	350
Balance at September 30, 2013	$350	$—	$350
2012 Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. The restructuring relates primarily to changes being implemented to focus on a shift in our business to more aggressively sell end-to-end M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force and have moved to hire new employees or re-assign existing employees into newly created positions. We recorded $1.0 million of restructuring charges on a pre-tax basis. These charges were incurred in connection with reductions in force of 30 employees and represented severance of $0.6 million and expenses from vacating facilities in Davis, California and Huntington Beach, California of approximately $0.4 million. The payments associated with these charges and all the actions associated with the restructuring were completed by the second quarter of fiscal 2013.
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Employee Termination Costs	Other	Total
Balance at September 30, 2011	$—	$—	$—
Restructuring charge	568	395	963
Payments	(555)	(287)	(842)
Balance at September 30, 2012	13	108	121
Payments	—	(84)	(84)
Reversals	(13)	(24)	(37)
Balance at September 30, 2013	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES
The components of income before income taxes are as follows (in thousands):

	Fiscal years ended September 30,
	2013	2012	2011
United States	$(395)	$2,808	$10,173
International	8,633	8,089	6,342
Total income before income taxes	$8,238	$10,897	$16,515
The components of the income tax provision are as follows (in thousands):

	Fiscal years ended September 30,
	2013	2012	2011
Current:
Federal	$1,418	$2,203	$3,880
State	263	400	342
Foreign	3,148	3,131	2,479
Deferred:
U.S.	(2,270)	(2,229)	(776)
Foreign	(126)	(223)	(429)
Total income tax provision	$2,433	$3,282	$5,496
The net deferred tax asset consists of the following (in thousands):

	As of September 30,
	2013	2012
Current deferred tax asset	$3,174	$3,389
Non-current deferred tax asset	5,832	5,010
Current deferred tax liability	(60)	(16)
Non-current deferred tax liability	(415)	(630)
Net deferred tax asset	$8,531	$7,753

Uncollectible accounts and other reserves	$1,138	$1,820
Depreciation and amortization	255	13
Inventories	1,530	1,263
Compensation costs	8,025	7,034
Tax carryforwards	705	679
Valuation allowance	(515)	(499)
Identifiable intangible assets	(2,607)	(2,557)
Net deferred tax asset	$8,531	$7,753
As of September 30, 2013, we have tax credit carryforwards in a foreign jurisdiction of $0.2 million, the majority of which will expire in 2027. We have generally concluded that it is more likely than not that our deferred tax assets will be realized based on future projected taxable income and the anticipated future reversal of deferred tax liabilities. Our valuation allowance for certain foreign locations at both September 30, 2013 and 2012 was $0.5 million. The amount of the deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, an additional valuation allowance may be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	Fiscal years ended September 30,
	2013	2012	2011
Statutory income tax rate	34.0%	35.0%	35.0%
Increase (decrease) resulting from:
State taxes, net of federal benefits	(0.4)%	0.7%	0.5%
Utilization of tax credits	(7.3)%	(2.2)%	(1.4)%
Manufacturing deduction	(0.8)%	0.2%	(3.1)%
Discrete tax benefits	(9.2)%	(14.1)%	(4.4)%
Foreign operations	2.0%	3.7%	1.1%
Adjustment of tax contingency reserves	9.7%	4.9%	2.6%
Other, net	1.5%	1.9%	3.0%
Effective income tax rate	29.5%	30.1%	33.3%
During fiscal 2013, we recorded a discrete tax benefit of $0.8 million, related to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012 and the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 9.2 percentage points for the twelve month period ended September 30, 2013. During fiscal 2013, the income tax provision before discrete tax benefits was higher than the federal statutory rate primarily due to an increase in certain reserves for unrecognized tax benefits and a reduction in domestic tax benefits.
During fiscal 2012, we recorded a discrete tax benefit of $1.5 million, related to additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011, reversal of tax reserves for closure of various jurisdictions' tax matters and tax rate reductions in foreign jurisdictions. These discrete tax benefits reduced our effective tax rate by 14.1 percentage points for the twelve month period ended September 30, 2012. During fiscal 2012, the income tax provision before discrete tax benefits was higher than the statutory rate primarily due to an increase in certain reserves for unrecognized tax benefits, an adjustment for foreign income taxed at the U.S. rate, partially offset by an adjustment in domestic tax benefits.
During fiscal 2011, we recorded a discrete tax benefit of $0.7 million. This benefit primarily resulted from the reversal of tax reserves from various jurisdictions, primarily foreign, related to the expiration of the statute of limitations. It also resulted from the enactment of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 extending the research and development tax credit that allowed us to record tax credits earned during the last three quarters of fiscal 2010 in the first quarter of fiscal 2011. This benefit reduced our effective tax rate by 4.4 percentage points for the twelve month period ended September 30, 2011.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Fiscal years ended September 30,
	2013	2012	2011
Unrecognized tax benefits at beginning of fiscal year	$2,720	$2,061	$2,265
Increases related to:
Prior year income tax positions	162	631	32
Current year income tax positions	733	441	392
Decreases related to:
Prior year income tax positions	—	(94)	—
Expiration of statute of limitations	(283)	(319)	(628)
Unrecognized tax benefits at end of fiscal year	$3,332	$2,720	$2,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (CONTINUED)
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $3.4 million. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease $0.2 million to $0.3 million over the next 12 months due to the expiration of the statute of limitations.
We recognize interest and penalties related to income tax matters in income tax expense. During the fiscal years ended September 30, 2013, 2012 and 2011, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits as of both September 30, 2013 and September 30, 2012, of $0.6 million. Our long-term income taxes payable on our consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009 in the case of U.S. federal tax authorities and prior to fiscal 2008 for foreign income tax authorities. For state taxing authorities, consisting primarily of Minnesota and California, we are no longer subject to income tax examination for tax years generally before fiscal 2009.
At September 30, 2013, we had approximately $24.4 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need or intention to repatriate historical earnings in the form of cash in the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $1.5 million to $2.5 million, which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
11. STOCK-BASED COMPENSATION
Stock-based awards are granted under the terms of the 2013 Omnibus Incentive Plan (the Incentive Plan), as well as the 2000 Omnibus Stock Plan as amended and restated as of December 4, 2009 (the Omnibus Plan), which expired during the second quarter of fiscal 2013. Stock-based awards are also granted under the Stock Option Plan as amended and restated as of November 27, 2006 (the Stock Option Plan) and Non-Officer Stock Option Plan as amended and restated as of November 27, 2006 (the Non-Officer Plan), both of which expired during the first quarter of fiscal 2007 (the Plans). Additional awards cannot be made under the Omnibus Plan, the Stock Option Plan or the Non-Officer Plan. The authority to grant options under the Incentive Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
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
The Incentive Plan authorizes the issuance of up to 1,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or stock awards. Eligible participants include our employees, non-employee directors, consultants and advisors. Awards may be granted under the Incentive Plan until January 28, 2023 as the Incentive Plan was ratified on January 28, 2013 at the Annual Meeting of Stockholders. Options under the Omnibus Plan can be granted as either ISOs or NSOs. The exercise price shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. As of September 30, 2013, there were approximately 1.5 million shares available for future grants under the Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK-BASED COMPENSATION (CONTINUED)
The Omnibus Plan authorized the issuance of up to 5,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, performance units or stock awards. Eligible participants include our employees, non-employee directors, consultants and advisors. Awards were eligible to be granted under the Omnibus Plan until December 4, 2019 as an authorization to issue an additional 2,500,000 common shares was ratified on January 25, 2010 at the Annual Meeting of Stockholders; however the plan was terminated as to future awards on January 28, 2013 at the Annual Meeting of Stockholders. Options under the Omnibus Plan could be granted as either ISOs or NSOs. The exercise price was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
We recorded cash received from the exercise of stock options of $2.2 million, $1.1 million and $2.9 million during fiscal years 2013, 2012 and 2011, respectively. The excess tax benefits from stock-based compensation were $0.1 million during fiscal 2013, $0.2 million during fiscal 2012 and $0.8 million during fiscal year 2011. Upon exercise, we issue new shares of stock. The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal years 2013, 2012 and 2011.
Also, we sponsor an Employee Stock Purchase Plan as amended and restated as of December 4, 2009 and November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 25, 2010 at the Annual Meeting of Stockholders to increase the number of shares reserved for future purchases to the Purchase Plan by 250,000 shares bringing the total number of shares to 2,000,000 shares of our Common Stock that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.0 million in fiscal 2013, 2012 and 2011. Pursuant to the Purchase Plan, 128,853, 115,477, and 112,285 common shares were issued to employees during the fiscal years ended 2013, 2012 and 2011, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2013, 70,827 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Fiscal years ended September 30,
	2013	2012	2011
Cost of sales	$183	$166	$136
Sales and marketing	1,261	1,271	1,156
Research and development	772	724	771
General and administrative	1,556	1,566	1,381
Stock-based compensation before income taxes	3,772	3,727	3,444
Income tax benefit	(1,192)	(1,240)	(1,143)
Stock-based compensation after income taxes	$2,580	$2,487	$2,301
Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2013, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK-BASED COMPENSATION (CONTINUED)

A summary of options and common shares reserved for grant under the Plans and Assumed Plans are as follows (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2012	5,754	$10.76
Additional shares approved for grant
Granted	1,049	9.33
Exercised	(280)	9.76
Cancelled	(244)	10.35
Balance at September 30, 2013	6,279	$10.67	5.6	$3,152

Exercisable at September 30, 2013	4,562	$11.00	4.6	$2,357
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $9.99 as of September 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2013, 2012 and 2011 was $0.5 million, $0.7 million and $2.4 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Fiscal years ended September 30,
	2013	2012	2011
Fair value of options granted (in thousands)	$3,950	$4,086	$4,948
Weighted average per option grant date fair value	$3.77	$4.45	$4.14
Assumptions used for option grants:
Risk free interest rate	0.88% - 1.78%	0.84% - 1.33%	1.58% - 2.14%
Expected term	6.25 years	6.25 years	5.25 years
Expected volatility	40%	41% - 42%	41% - 44%
Weighted average volatility	40%	41%	43%
Expected dividend yield	0	0	0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK-BASED COMPENSATION (CONTINUED)
A summary of our non-vested options as of September 30, 2013 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Options	Weighted Average Grant Date Fair Value per Common Share
Nonvested at September 30, 2012	1,756	$3.58
Granted	1,049	$3.77
Vested	(844)	$3.71
Forfeited	(244)	$4.05
Nonvested at September 30, 2013	1,717	$3.56
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2013 was 2.0%. As of September 30, 2013 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $6.0 million and the related weighted average period over which it is expected to be recognized is approximately 2.5 years.
At September 30, 2013, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$6.75 - $8.03	752	6.03	$8.01	726	$8.01
$8.04 - $9.50	1,312	7.48	$9.02	440	$8.49
$9.51 - $10.00	1,274	5.99	$9.68	905	$9.70
$10.01 - $11.00	1,183	6.15	$10.65	786	$10.66
$11.01 - $13.00	616	3.64	$12.36	594	$12.37
$13.01 - $15.00	656	2.61	$13.98	626	$13.95
$15.01 - $16.88	486	3.47	$15.27	485	$15.27
$6.75 - $16.88	6,279	5.56	$10.67	4,562	$11.00
The total grant date fair value of shares vested was $3.1 million in fiscal 2013, $3.0 million in fiscal 2012 and $3.7 million in fiscal 2011.
A summary of our non-vested restricted stock units as of September 30, 2013 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Options	Weighted Average Grant Date Fair Value per Common Share
Nonvested at September 30, 2012	—	$—
Granted	49	$9.71
Vested	—	$—
Forfeited	—	$—
Nonvested at September 30, 2013	49	$9.71
As of September 30, 2013, the total unrecognized compensation cost related to non-vested restricted stock units was $0.3 million and the related weighted average period over which it is expected to be recognized is approximately 0.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMON STOCK REPURCHASE
On July 25, 2012 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock, primarily to support our employee stock purchase program and to return capital to shareholders. This repurchase authorization expired on September 30, 2013. We repurchased 1,481,365 shares for $14.1 million under this program during fiscal 2013.
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
We provide a match of 100% on the first 3% of each employee's bi-weekly contribution and a 50% match on the next 2% of each employee's bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.4 million for fiscal 2013 and $1.3 million for both fiscal 2012 and 2011.
15. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2018. The office facility leases generally require us to pay a pro-rata share of the lessor's operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments under noncancelable operating leases (in thousands):

Fiscal year	Amount
2014	$2,527
2015	1,714
2016	1,072
2017	234
2018	2
Thereafter	—
Total minimum payments required	$5,549
The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	Fiscal years ended September 30,
	2013	2012	2011
Rentals	$3,053	$3,093	$3,275
Less: sublease rentals	(31)	(41)	(17)
Total rental expense	$3,022	$3,052	$3,258
16. CONTINGENCIES
Initial Public Offering Securities Litigation
On April 19, 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (“IPO”) of our subsidiary NetSilicon, Inc. and approximately 300 other public companies. We acquired NetSilicon on February 13, 2002. The complaint named us as a defendant along with NetSilicon, certain of its officers and certain underwriters involved in NetSilicon's IPO, among numerous

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. CONTINGENCIES (CONTINUED)
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
In March 2012, our insurers paid to the plaintiffs on our behalf the full amount of the settlement share allocated to us of $337,838. We have no financial liability under the terms of the settlement agreement. As a result, during the second fiscal quarter of 2012, we reversed our accrued liability of $300,000 and the related receivable of $50,000. These amounts originally represented our estimated settlement of $300,000 less our $250,000 deductible.
Patent Infringement Lawsuits
On May 29, 2012, U.S. Ethernet Innovations, LLC filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against us and one other company pertaining to the infringement of four patents related to Ethernet technology. On April 22, 2013, we announced the settlement of this patent infringement lawsuit for $1.5 million, which was recorded in general and administrative expense on our Consolidated Statements of Operations during the second quarter of fiscal 2013. The settlement was paid during the third quarter of fiscal 2013. The settlement fully resolves the claims by USEI with no future payment obligations. Net of taxes, the settlement was $1.0 million and therefore reduced earnings per diluted share for the second quarter of fiscal 2013 by approximately $0.04.
On May 11, 2010, SIPCO, LLC filed a complaint naming us as a defendant in federal court in the Eastern District of Texas.  This claim subsequently was moved to the Northern District of Georgia. The complaint included allegations against us and five other companies pertaining to the infringement of SIPCO's patents by wireless mesh networking and multi-port networking products. On October 23, 2012, we settled the lawsuit for a payment of $500,000 which was recorded in general and administrative expense on our Consolidated Statements of Operations during the fourth quarter of fiscal 2012, and we entered into a royalty-bearing license agreement for future sales of licensed products sold during the term of the agreement through 2018. We do not expect this license agreement to have a material impact on our consolidated financial statements in the future.
Collection Matter
In December 2011, our wholly owned subsidiary, Spectrum Design Services, Inc. (now renamed Etherios Design Services), brought claims against Iota, Inc. (“Iota”) and Corsair Engineering, Inc. (“Corsair”) in Minnesota State District Court.  The claims were made to collect unpaid receivables from Iota that were subject to a payment guaranty from Corsair.  These claims arose out of a contract between Iota and Spectrum for the development of a custom product for Iota.  Spectrum ceased work on the project for non-payment of invoices before making its claims.  During our second quarter of fiscal 2012, Iota and Corsair removed the cases to Federal District Court in Minnesota and Iota asserted counterclaims against Spectrum for breach of contractual warranty, breach of contract and negligent misrepresentation.  The counterclaims alleged damages for recovery of over $300,000 previously paid by Iota to Spectrum as well as lost profits and other damages.  In connection with the mediation completed on June 29, 2012, we, Iota and Corsair signed an agreement to dismiss all claims related to this matter and reached a settlement on the unpaid receivable. The settlement did not have a material impact to us.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. While we are unable to predict the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2013
Revenue	$46,991	$48,197	$48,824	$51,369
Gross profit	24,479	24,961	24,720	25,963
Net income (1)(2)(3)(4)	1,230	1,000	1,528	2,047
Net income per common share - basic	0.05	0.04	0.06	0.08
Net income per common share - diluted	0.05	0.04	0.06	0.08

Fiscal 2012
Revenue	$46,662	$49,016	$47,632	$47,248
Gross profit	24,430	25,783	25,304	24,820
Net income (1)(2)	724	2,122	2,307	2,462
Net income per common share - basic	0.03	0.08	0.09	0.10
Net income per common share - diluted	0.03	0.08	0.09	0.09

(1)
During fiscal 2013 and 2012, we recorded discrete tax benefits of $0.8 million and $1.5 million, respectively. We recorded a benefit of $0.1 million in the first quarter of fiscal 2013 resulting from the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions. During the second quarter of fiscal 2013, we recorded a discrete tax benefit of $0.4 million resulting from the enactment of legislation on January 2, 2013 extending the research and development credit for the last three quarters of fiscal 2012. In the third quarter of fiscal 2013, we recorded a benefit of $0.1 million for the release of income tax reserves due to the expiration of the statute of limitations for U.S. Federal income tax for fiscal 2009. In the fourth quarter of fiscal 2013, we recorded $0.2 million for the reversal of tax reserves resulting from expiration of the statute of limitations for state income taxes.

We recorded a benefit of $0.1 million in the first quarter of fiscal 2012 resulting from the release of income tax reserves due to the expiration of the statute of limitations from various U.S. tax jurisdictions. During the third quarter of fiscal 2012, we recorded $1.1 million for additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011 from a recently completed research and development tax credit study. During the fourth quarter of fiscal 2012, we recorded $0.3 million relating to expiration of statute of limitations for state income taxes and a reduction in a foreign statutory rate.

(2)
During fiscal 2013, we recorded a business restructuring accrual of $0.4 million ($0.2 million after tax) in the fourth quarter of fiscal 2013. During fiscal 2012, we recorded a business restructuring accrual of $0.2 million ($0.2 million after tax) in the first quarter, $0.1 million ($0.0 million after tax) in the second quarter and $1.0 million ($0.6 million after tax) in the third quarter.

(3)	During the second quarter of fiscal 2013, we recorded a charge of $1.5 million ($1.0 million after tax) for the settlement of a patent infringement lawsuit.

(4)	During the fourth quarter of fiscal 2013, we recorded a charge of $0.4 million ($0.2 million after tax) for impairment of certain intangibles.
18. SUBSEQUENT EVENTS
On October 29, 2013, our Board of Directors authorized a new program to repurchase up to $20 million of our common stock. This new repurchase authorization expires on October 31, 2014 and replaces the program that expired on September 30, 2013. In connection with this new repurchase authorization, the Board confirmed the expiration of the prior repurchase authorization. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The timing of share repurchases will depend upon market conditions and other corporate considerations.
On October 31, 2013, we announced our intention to restructure certain of our operations in India. The restructuring was primarily associated with cost reduction initiatives resulting in the elimination of approximately 40 engineering and sales positions in our work force. We expect to record a restructuring charge of $0.2 million related to severance during the first quarter of fiscal 2014.

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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act).
We assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2013. The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarterly period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 - Election of Directors” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement for our 2014 Annual Meeting of Stockholders we will file with the SEC (the “Proxy Statement”).
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	55	Chairman, President and Chief Executive Officer
Steven E. Snyder	57	Senior Vice President, Chief Financial Officer and Treasurer
Michael R. Dannenfeldt	36	Senior Vice President, Etherios Solutions
Jon A. Nyland	50	Vice President Manufacturing Operations
Kevin C. Riley	52	Senior Vice President of Global Sales
Tracy L. Roberts	51	Vice President of Human Resources and Information Technology
David H. Sampsell	45	Vice President, General Counsel and Corporate Secretary
Joel K. Young	48	Senior Vice President of Research and Development and Chief Technical Officer
Mr. Dunsmore joined our Company in October 1999 as President and Chief Executive Officer and a member of the Board of Directors and was elected Chairman of the Board in May 2000. Prior to joining us, Mr. Dunsmore was Vice President of Access for Lucent Microelectronics, a telecommunications company now known as Agere Systems Inc., since June 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that, Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation from May 1983 to October 1995. Mr. Dunsmore served as a director of Analysts International Corporation from January 2008 until the time it was merged with a third party in October 2013.
Mr. Snyder joined our company in November 2010 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining us, Mr. Snyder most recently served as Chief Financial Officer at Gearworks, Inc. from November 2008 to September 2009. In August 2009, Gearworks, Inc. merged with Xora, Inc. From January 2003 to June 2008, he served as an officer at Xiotech Corporation, a privately held data storage company. He served as Chief Financial Officer and Vice President Manufacturing from his hiring in October 2007 and as the General Manager of the storage solutions group from October 2007 to June 2008. Prior to that, Mr. Snyder served as Chief Financial Officer at several companies, including Ancor Communications, Inc., then a publicly traded developer and manufacturer of fiber channel switching products for data center networks which was acquired by QLogic Corporation in 2000. Mr. Snyder also spent ten years at Cray Research, Inc. in progressively responsible financial roles. Earlier roles included seven years in various financial positions at Control Data Corporation and two years with KPMG Peat Marwick.
Mr. Dannenfeldt joined our company in October 2012 as Senior Vice President, Etherios Solutions. In March 2008, Mr. Dannenfeldt founded Etherios, Inc., a world-class cloud computing services provider and salesforce.com Platinum Partner acquired by our company in October 2012. Prior to founding Etherios, Mr. Dannenfeldt worked as a technical leader on large enterprise Siebel CRM implementations in the U.S. and Europe. Mr. Dannenfeldt joined salesforce.com in 2004 as its first technical architect in the U.S. Central region. He is the co-creator and an advisor to salesforce.com on numerous Force.com Platform technical training courses and certification programs, is a technical salesforce.com Authorized Instructor, and holds salesforce.com Service Cloud and Advanced Developer certifications.
Mr. Nyland joined our company in 1993 as Manager of Manufacturing and Test Engineering. He served in roles of increasing responsibility until he was promoted in April 1999 to his current position of Vice President of Manufacturing Operations. Prior to joining us, from 1985 to 1993, Mr. Nyland held engineering and consulting positions with ITT Corporation; Minnesota Technology; and Turtle Mountain Corporation.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
Mr. Riley joined our company in January 2013 as Senior Vice President of Global Sales. Prior to joining us, Mr. Riley served as Senior Vice President - Global Markets for Infor Global Solutions, an enterprise software solutions company, where he led four global business units to profitable growth from January 2010 to November 2011. Prior to his time at Infor, he was Vice President and General Manager at Oracle, an enterprise software company. from September 2008 to January 2010, and President of Global Knowledge Software from September 2002 to September 2008, when Global Knowledge Software was acquired by Oracle. He has also served as President and Chief Operating Officer for Learn2 Corporation from 1999 to 2002.
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
Mr. Sampsell joined our company in April 2011 as Vice President, General Counsel and Corporate Secretary. Prior to joining us, Mr. Sampsell worked as corporate counsel at ADC Telecommunications, Inc., a supplier of network infrastructure products and services, from December 1999 until March 2011. ADC Telecommunications, Inc. was acquired by TE Connectivity in December 2010. His most recent role at ADC was as Associate General Counsel overseeing corporate transactions and securities law compliance. Prior to joining ADC, Mr. Sampsell was an attorney in private practice with Leonard, Street and Deinard, P.A. from 1996 to 1999 and Moore & Van Allen, PLLC from 1993 to 1996.
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
Code of Ethics
We have in place a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer and controller. A copy of this code of ethics is available on our website (www.digi.com) under the “About us - Investor Relations - Corporate Governance” caption. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website. We also have a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the “About us - Investor Relations - Corporate Governance” caption.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated into this item by reference is the information under “Proposal No. 5 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statement and Schedules of the Company (filed as part of this Annual Report on Form 10-K)

	1.	Consolidated Statements of Operations for fiscal years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2013, 2012 and 2011

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Cash Flows for fiscal years ended September 30, 2013, 2012 and 2011

Consolidated Statements of Stockholders' Equity for fiscal years ended September 30, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

	2.	Schedule of Valuation and Qualifying Accounts

	3.	Report of Independent Registered Certified Public Accounting Firm

(b)	Exhibits
	Exhibit Number		Description
	3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

	3	(b)	Amended and Restated By-Laws of the Company (2)

	4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

	4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

	10	(a)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG (5)

	10	(b)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006* (6)

	10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. Stock Option Plan)* (7)

	10	(c)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006 (8)

	10	(d)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009* (9)

	10	(e)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009* (10)

	10	(e)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)* (11)

	10	(e)(ii)
Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010 provided Addendum 1A applies only to certain grants made on and after November 22, 2011)* (12)

	10	(f)	Digi International Inc. 2013 Omnibus Incentive Plan* (13)

	10	(f)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)* (14)

	10	(f)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2013 Omnibus Incentive Plan)* (15)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

10	(g)	Form of indemnification agreement with directors and officers of the Company* (16)

10	(h)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003* (17)

10	(h)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007* (18)

10	(i)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006* (19)

10	(j)	Agreement between the Company and Joel K. Young dated July 30, 2007* (20)

10	(k)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder* (21)

10	(l)	Agreement between the Company and Jon A. Nyland dated September 17, 2013*

10	(m)	Offer Letter Agreement, dated as of April 8, 2011 between the Company and David H. Sampsell*

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10‑K.

(1)	Incorporated by reference to Exhibit 3(a) to the Company's Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).

(2)	Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated January 18, 2011 (File no. 1‑34033).

(3)	Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1‑34033).

(4)	Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1‑34033).

(5)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10‑Q for the quarter ended March 31, 2008 (File no. 1‑34033).

(6)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(7)	Incorporated by reference to Exhibit 10(a) to the Company's Form 8-K dated September 13, 2004 (File no. 0‑17972).

(8)	Incorporated by reference to Exhibit 10(g) to the Company's Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(9)	Incorporated by reference to Exhibit 10(b) to the Company's Form 10‑Q for the quarter ended December 31, 2009 (File no. 1‑34033).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(10)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10‑Q for the quarter ended December 31, 2009 (File no. 1‑34033).

(11)	Incorporated by reference to Exhibit 10(o) to the Company's Form 10‑K for the year ended September 30, 2008 (File no. 1‑34033).

(12)	Incorporated by reference to Exhibit 10 (e)ii to the Company's Form 10‑Q for the year ended September 30, 2011 (File no. 1‑34033).

(13)	Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on April 16, 2013 (File no. 333-187949).

(14)	Incorporated by reference to Exhibit 10(a)(i) to the Company's Form 10-Q for the quarter ended March 31, 2013 (File no. 1-34033).

(15)	Incorporated by reference to Exhibit 10(a)(ii) to the Company's Form 10-Q for the quarter ended March 31, 2013 (File no. 1-34033).

(16)	Incorporated by reference to Exhibit 10 to the Company's Form 10‑Q for the quarter ended June 30, 2010 (File no. 1‑34033).

(17)	Incorporated by reference to Exhibit 10(m) to the Company's Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(18)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10‑Q for the quarter ended June 30, 2007 (File no. 0‑17972).

(19)	Incorporated by reference to Exhibit 10(d) to the Company's Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(20)	Incorporated by reference to Exhibit 10(b) to the Company's Form 10‑Q for the quarter ended June 30, 2007 (File no. 0‑17972).

(21)	Incorporated by reference to Exhibit 10 to the Company's Form 10‑Q for the quarter ended December 31, 2010 (File no. 1‑34033).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2013.

DIGI INTERNATIONAL INC.
By: /s/ Joseph T. Dunsmore Joseph T. Dunsmore Chairman, President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2013.

By: /s/ Joseph T. Dunsmore Joseph T. Dunsmore Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Steven E. Snyder Steven E. Snyder Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:* Guy C. Jackson Director

By:* Satbir Khanuja Director

By:* Kenneth E. Millard Director

By:* Ahmed Nawaz Director

By:* William N. Priesmeyer Director

By:* Girish Rishi Director

*
Joseph T. Dunsmore, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

By: /s/ Joseph T. Dunsmore Joseph T. Dunsmore Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

Description	Balance at beginning of period	Increase (Decrease) to costs and expenses	Deductions		Balance at end of period
Valuation account - doubtful accounts
September 30, 2013	$295	$309	$291	(1)	$313
September 30, 2012	$339	$418	$462	(1)	$295
September 30, 2011	$549	$(96)	$114	(1)	$339

Reserve for future returns and pricing adjustments
September 30, 2013	$1,362	$6,973	$6,565		$1,770
September 30, 2012	$1,280	$4,881	$4,799		$1,362
September 30, 2011	$1,106	$5,156	$4,982		$1,280

(1)	Uncollectible accounts charged against allowance, net of recoveries

EXHIBIT INDEX

Exhibit Number		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporation by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporation by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporation by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporation by Reference

10	(a)	English Language Summary of Sale and Leaseback Agreement dated February 18, 2008 between Digi International GmbH and Deutsche Structured Finance GmbH & Co. Alphard KG	Incorporation by Reference

10	(b)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporation by Reference

10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(c)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporation by Reference

10	(d)	Digi International Inc. Employee Stock Purchase Plan, as amended and restated as of December 4, 2009	Incorporation by Reference

10	(e)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009	Incorporation by Reference

10	(e)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(e)(ii)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(f)	Digi International Inc. 2013 Omnibus Incentive Plan	Incorporation by Reference

10	(f)(i)	Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants	Incorporation by Reference

10	(f)(ii)	Form of (Director) Restricted Stock Unit Award Agreement	Incorporation by Reference

10	(g)	Form of indemnification agreement with directors and officers of the Company	Incorporation by Reference

10	(h)	Agreement between the Company and Lawrence A. Kraft, dated February 4, 2003	Incorporation by Reference

10	(h)(i)	Amendment to Agreement between the Company and Lawrence A. Kraft dated July 30, 2007	Incorporation by Reference

10	(i)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006	Incorporation by Reference

10	(j)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporation by Reference

10	(k)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder	Incorporation by Reference

10	(l)	Agreement between the Company and Jon A. Nyland dated September 17, 2013	Electronically

Exhibit Number		Description	Method of Filing

10	(m)	Offer Letter Agreement, dated as of April 8, 2011 between the Company and David H. Sampsell	Electronically

21		Subsidiaries of the Company	Electronically

23		Consent of Independent Registered Public Accounting Firm	Electronically

24		Powers of Attorney	Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronically

32		Section 1350 Certification	Electronically

101.INS		XBRL Instance Document	Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Electronically