Form 10-Q
period 2013-12-31
DIGI INTERNATIONAL INC
filed 2014-02-03
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 31, 2014, there were 25,876,970 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2013	2012
	(in thousands, except per common share data)
Revenue:
Hardware product	$41,989	$43,043
Service	5,333	3,948
Total revenue	47,322	46,991
Cost of sales:
Cost of hardware product	20,263	20,126
Cost of service	4,151	2,386
Total cost of sales	24,414	22,512
Gross profit	22,908	24,479
Operating expenses:
Sales and marketing	10,219	10,274
Research and development	7,257	7,417
General and administrative	4,723	5,116
Restructuring charges, net	81	—
Total operating expenses	22,280	22,807
Operating income	628	1,672
Other income, net:
Interest income	43	52
Other income, net	93	124
Total other income, net	136	176
Income before income taxes	764	1,848
Income tax provision	76	618
Net income	$688	$1,230
Net income per common share:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05
Weighted average common shares:
Basic	25,716	26,188
Diluted	26,229	26,434
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2013	2012
	(in thousands)
Net income	$688	$1,230
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	343	(289)
Change in net unrealized gain on investments	38	2
Less income tax provision	(15)	(1)
Other comprehensive income (loss), net of tax	366	(288)
Comprehensive income	$1,054	$942

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2013	September 30, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$50,470	$41,320
Marketable securities	47,341	47,006
Accounts receivable, net	23,788	26,829
Inventories	30,479	26,140
Deferred tax assets	3,499	3,174
Other	5,150	4,835
Total current assets	160,727	149,304
Marketable securities, long-term	9,983	17,389
Property, equipment and improvements, net	13,866	13,910
Identifiable intangible assets, net	9,050	9,728
Goodwill	103,918	103,569
Deferred tax assets	5,954	5,832
Other	244	221
Total assets	$303,742	$299,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,040	$8,906
Accrued compensation	6,493	7,410
Accrued warranty	1,013	1,063
Other	3,153	3,911
Total current liabilities	20,699	21,290
Income taxes payable	3,625	3,903
Deferred tax liabilities	376	415
Other noncurrent liabilities	114	79
Total liabilities	24,814	25,687
Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,565,685 and 30,264,224 shares issued	306	303
Additional paid-in capital	215,296	211,982
Retained earnings	116,776	116,088
Accumulated other comprehensive loss	(15,224)	(15,590)
Treasury stock, at cost, 4,673,917 and 4,708,965 shares	(38,226)	(38,517)
Total stockholders’ equity	278,928	274,266
Total liabilities and stockholders’ equity	$303,742	$299,953
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2013	2012
	(in thousands)
Operating activities:
Net income	$688	$1,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	897	848
Amortization of identifiable intangible assets	952	1,071
Stock-based compensation	1,023	955
Excess tax benefits from stock-based compensation	(20)	(28)
Deferred income tax benefit	(506)	(542)
Bad debt/product return provision	22	221
Inventory obsolescence	229	250
Restructuring charges, net	81	—
Other	102	38
Changes in operating assets and liabilities (net of acquisition)	(3,805)	(1,755)
Net cash (used in) provided by operating activities	(337)	2,288
Investing activities:
Purchase of marketable securities	—	(9,873)
Proceeds from maturities of marketable securities	7,109	17,473
Acquisition of business, net of cash acquired	—	(12,919)
Purchase of property, equipment, improvements and certain other intangible assets	(975)	(1,427)
Net cash provided by (used in) investing activities	6,134	(6,746)
Financing activities:
Excess tax benefits from stock-based compensation	20	28
Proceeds from stock option plan transactions	2,813	169
Proceeds from employee stock purchase plan transactions	296	248
Purchases of common stock	—	(4,226)
Net cash provided by (used in) financing activities	3,129	(3,781)
Effect of exchange rate changes on cash and cash equivalents	224	3
Net increase (decrease) in cash and cash equivalents	9,150	(8,236)
Cash and cash equivalents, beginning of period	41,320	60,246
Cash and cash equivalents, end of period	$50,470	$52,010

Supplemental schedule of non-cash investing activities:
Issuance of common stock for business acquisition	$—	$6,804
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2013 as filed with the SEC (“2013 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2013 Consolidated Financial Statements, but do not include all disclosures required by U.S. GAAP.
Changes in Presentation
Beginning with our 2013 Financial Statements, we began presenting product and service revenue, as well as cost of product and service revenue, on the face of our income statement. The prior year data for these line items has been recast accordingly. These reclassifications had no effect on reported consolidated net earnings for any period presented.
Recently Issued Accounting Pronouncements
Not Adopted
In July 2013, the Financial Accounting Standards Board, “FASB” issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2015. While we are evaluating the impact of the adoption of ASU 2013-11, we do not currently expect it to have a material impact on our consolidated financial statements.
In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We currently are reviewing the provisions of ASU No. 2013-05 but do not expect it to have an effect on our consolidated financial statements as we currently do not intend to sell any foreign entities for which we hold a controlling financial interest.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2013	2012
Numerator:
Net income	$688	$1,230
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,716	26,188
Effect of dilutive securities:
Stock options and restricted stock units	513	246
Denominator for diluted net income per common share — adjusted weighted average shares	26,229	26,434
Net income per common share, basic	$0.03	$0.05
Net income per common share, diluted	$0.03	$0.05
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. There were 2,699,776 and 4,278,823 potentially dilutive shares related to such stock options for the three month periods ended December 31, 2013 and 2012, respectively.

3. ACQUISITION
Etherios, Inc.
On October 31, 2012, we acquired Etherios, Inc. (“Etherios”). The total purchase price of $20.4 million included $13.7 million in cash (excluding cash acquired of $0.8 million) and $6.7 million represented by 715,571 shares of our common stock. The common stock issued was valued at $9.42 per common share.
Cash in the amount of $2.35 million was deposited to an escrow fund with a third party agent. Of the $2.35 million escrow, $0.3 million related to a holdback amount pending final determination of the unpaid debt and working capital as shown on the closing balance sheet. This holdback amount was released to the sellers in February 2013 as there were no changes to the closing balance sheet. An additional $2.05 million is held in escrow for a period not to exceed eighteen months from the date of closing to satisfy possible claims that may arise pursuant to specific representation and warranty sections of the stock purchase agreement. The escrowed amounts have been included in the determination of the purchase consideration on the date of acquisition as management expects that the representation and warranty matters is determinable beyond a reasonable doubt.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. During the fourth quarter of fiscal 2013, we recorded final purchase accounting entries that reduced the value of the common stock issued by $0.1 million to reflect the closing price on the date of the acquisition and we reduced the fair value of the net tangible assets acquired by $0.3 million. These adjustments resulted in an increase of $0.2 million in goodwill. The final purchase price allocation resulted in the recognition of $17.3 million of goodwill. We believe that the acquisition resulted in the recognition of goodwill primarily because Etherios is a salesforce.com Platinum Partner and experienced in end user implementation of the Salesforce Service Cloud. Although we believe the relationship with salesforce.com is important to us, it is not an exclusive relationship and requires Etherios to compete with others for business opportunities.  Accordingly, we have determined that this relationship cannot be valued as a separate intangible asset of Etherios and as a result is a component of goodwill. As salesforce.com has signaled its intent for the Service Cloud to be used as a means to monitor machines, we also believe that the

3. ACQUISITION (CONTINUED)
acquisition of Etherios likely will further enhance our solutions offerings and provide another channel for revenue of our networking products.
Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of $0.2 million were charged directly to operations and are included in general and administrative expense in our consolidated statement of operations for fiscal 2013.
Etherios’ operating results were included in our consolidated results of operations from the day following the acquisition on October 31, 2012. The consolidated balance sheet as of September 30, 2013 reflected the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
Because the Etherios acquisition was not material to our consolidated results of operations or financial position, pro forma financial information has not been presented.

4. SELECTED BALANCE SHEET DATA
(in thousands)

	December 31, 2013	September 30, 2013
Accounts receivable, net:
Accounts receivable	$24,220	$27,142
Less allowance for doubtful accounts	432	313
	$23,788	$26,829
Inventories:
Raw materials	$25,545	$21,171
Work in process	264	224
Finished goods	4,670	4,745
	$30,479	$26,140
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. At of December 31, 2013, 68 of our 77 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than 3 years. During the three months ended December 31, 2013 and 2012, we received proceeds from our available-for-sale marketable securities of $7.1 million and $17.5 million, respectively.
At December 31, 2013 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$37,060	$12	$(25)	$37,047
Certificates of deposit	2,754	—	(2)	2,752
Government municipal bonds	7,543	—	(1)	7,542
Current marketable securities	47,357	12	(28)	47,341
Non-current marketable securities:
Certificates of deposit	10,004	—	(21)	9,983
Total marketable securities	$57,361	$12	$(49)	$57,324

(1)	Included in amortized cost and fair value is purchased and accrued interest of $446.

At September 30, 2013 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$35,161	$10	$(30)	$35,141
Certificates of deposit	1,753	—	(2)	1,751
Government municipal bonds	10,115	—	(1)	10,114
Current marketable securities	47,029	10	(33)	47,006
Non-current marketable securities:
Corporate bonds	6,439	—	(6)	6,433
Certificates of deposit	11,003	—	(47)	10,956
Non-current marketable securities	17,442	—	(53)	17,389
Total marketable securities	$64,471	$10	$(86)	$64,395

(1)	Included in amortized cost and fair value is purchased and accrued interest of $629.

5. MARKETABLE SECURITIES (CONTINUED)
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	December 31, 2013
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$27,230	$(23)	$1,815	$(1)
Certificates of deposit	12,226	(24)	—	—
Government municipal bonds	5,407	(1)	—	—
Total	$44,863	$(48)	$1,815	$(1)

	September 30, 2013
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$29,911	$(35)	$2,001	$(1)
Certificates of deposit	12,451	(49)	—	—
Government municipal bonds	6,182	(1)	—	—
Total	$48,544	$(85)	$2,001	$(1)

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

6. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2013 using:
	Total carrying value at December 31, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$10,614	$10,614	$—	$—
Available-for-sale marketable securities:
Corporate bonds	37,047	—	37,047	—
Certificates of deposit	12,735	—	12,735	—
Government municipal bonds	7,542	—	7,542	—
Total cash equivalents and marketable securities measured at fair value	$67,938	$10,614	$57,324	$—

		Fair Value Measurements at September 30, 2013 using:
	Total carrying value at September 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$3,957	$3,957	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,574	—	41,574	—
Certificates of deposit	12,707	—	12,707	—
Government municipal bonds	10,114	—	10,114	—
Total cash equivalents and marketable securities measured at fair value	$68,352	$3,957	$64,395	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the three months ended December 31, 2013.
We had no financial assets valued with Level 3 inputs as of December 31, 2013 nor did we purchase or sell any Level 3 financial assets during the three months ended December 31, 2013.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	December 31, 2013			September 30, 2013
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,111	$(44,662)	$1,449	$45,960	$(44,306)	$1,654
License agreements	2,440	(2,440)	—	2,440	(2,440)	—
Patents and trademarks	11,568	(9,268)	2,300	11,322	(9,000)	2,322
Customer relationships	19,062	(14,604)	4,458	18,954	(14,130)	4,824
Non-compete agreements	1,100	(257)	843	1,100	(202)	898
Order backlog	360	(360)	—	360	(330)	30
Total	$80,641	$(71,591)	$9,050	$80,136	$(70,408)	$9,728
Amortization was $1.0 million and $1.1 million for the three month periods ended December 31, 2013 and 2012, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense. Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2014 and the five succeeding fiscal years is (in thousands):

2014 nine months	$2,658
2015	2,987
2016	1,531
2017	733
2018	482
2019	438
The changes in the carrying amount of goodwill are (in thousands):

	Three months ended December 31,
	2013	2012
Beginning balance, October 1	$103,569	$86,209
Acquisition of Etherios, Inc.	—	17,120
Foreign currency translation adjustment	349	62
Ending balance, December 31	$103,918	$103,391
The goodwill related to the acquisition of Etherios is not tax deductible. Etherios is included in our single reporting unit for purposes of goodwill impairment testing.
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
Our test for potential goodwill impairment is a two-step approach. We estimate the fair value for our one reporting unit by comparing its fair value (market capitalization plus control premium) to our carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit’s assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
At June 30, 2013, our market capitalization was $241.4 million compared to our carrying value of $272.3 million. Our market capitalization plus our estimated control premium of 40% (discussed in the paragraphs below) resulted in a fair value in excess of our carrying value by a margin of 24%. As a result, no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded.
In June 2012 we performed a control premium study to determine the appropriate control premium to include in the calculation of fair value, using a third party valuation firm to assist us in performing the control premium analysis. In order to estimate the range of control premiums appropriate for us, three methodologies were used, including: (1) analysis of individual transactions within our industry; (2) analysis of industry-wide data, and (3) analysis of global transaction data. Individual transactions in the Communication Equipment or Computer & Peripherals industries were used to find transactions of target companies that operated in similar markets and shared similar operating characteristics with Digi.  Transaction screening criteria included selection of transactions with the following characteristics:
•At least 50 percent of a target company’s equity sought by an acquirer,
•Target company considered operating (not in bankruptcy),

•	Target company had publicly traded stock outstanding at the transaction date, and

•	Transactions announced between June 30, 2007 and the valuation date.
In analyzing industry-wide data, transactions in three industries were identified that encompassed the products offered by us: Office Equipment and Computer Hardware, Communications, and Computer, Supplies and Services.  Finally, control premiums were considered for both domestic and international transactions. The control premium analysis resulted in a range of control premium of 30 percent to 45 percent. We reviewed the data provided and estimated that a 40 percent control premium best represented the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time. We chose 40 percent as it approximated the midpoint of the range and reflected the overall increase in control premiums over the past several years. Based on our industry knowledge and discussions with our third party valuation firm, we concluded that the control premium study that was performed in conjunction with our annual goodwill impairment assessment at June 30, 2012 remained valid for our June 2013 impairment assessment and that the 40 percent control premium used in our prior year’s assessment continued to best represent the amount an investor likely would pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions in June 2013.
If our stock price or control premium declines, the first step of our goodwill impairment analysis may fail. We have defined the criteria that could result in additional interim goodwill impairment testing. We would perform the second step of the impairment testing if our stock price fell below defined thresholds for a significant period of time, or if our control premium significantly decreased. Events or circumstances may occur that could negatively impact our stock price, including changes in our anticipated revenues and profits and our ability to execute on our strategies. In addition, our control premium could decline due to changes in economic conditions in the technology industry, in the financial markets or more generally. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have identified no goodwill impairment losses since the adoption of Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Others, in fiscal 2003.

8. INCOME TAXES
Income taxes have been provided at an overall effective rate of 9.9% and 33.4% for the three month periods ended December 31, 2013 and 2012, respectively. The overall effective tax rate includes the discrete items mentioned in the following paragraphs. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the first three months of fiscal 2014 and fiscal 2013, we recorded a discrete tax benefit of $0.2 million and $0.1 million, respectively for the release of income tax reserves due to the expiration of statutes of limitation from various U.S. and foreign tax jurisdictions. For the three month periods ended December 31, 2013 and December 31, 2012, these discrete tax benefits reduced our effective tax rate by 28.1 and 7.8 percentage points, respectively.

8. INCOME TAXES (CONTINUED)
During the first three months of both fiscal 2014 and fiscal 2013, the income tax provision before discrete tax benefits was higher than the federal statutory rate primarily due to reserves for unrecognized tax benefits and state income taxes, in excess of domestic tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2013	$3,332
Decreases related to:
Expiration of statute of limitations	(160)
Unrecognized tax benefits as of December 31, 2013	$3,172
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $3.2 million. We expect an insignificant change in the total amounts of unrecognized tax benefits over the next 12 months.
We recognize interest and penalties related to income tax matters in income tax expense. During both the three month periods ended December 31, 2013 and 2012, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties related to unrecognized tax benefits were $0.5 million at December 31, 2013 and $0.6 million at September 30, 2013. Our long-term income taxes payable on our condensed consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
At December 31, 2013, we had approximately $25.3 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $1.5 million to $2.5 million, which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009, except for certain refund claims applicable to fiscal 2009, in the case of U.S. federal tax authorities and prior to fiscal 2008 for non-U.S. income tax authorities. For state taxing authorities, most notably in Minnesota, California and Texas, we are no longer subject to income tax examination for tax years generally before fiscal 2009.
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets as its own line item within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2013	$1,063	$146	$(196)	$1,013
Three months ended December 31, 2012	$1,021	$50	$(136)	$935

9. PRODUCT WARRANTY OBLIGATION (CONTINUED)

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

10. CONTINGENCIES
Patent Infringement Lawsuits
On May 29, 2012, U.S. Ethernet Innovations, LLC (“USEI”) filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against us and one other company pertaining to the infringement of four patents related to Ethernet technology. On April 22, 2013, we announced the settlement of this patent infringement lawsuit for $1.5 million, which was recorded in general and administrative expense on our Condensed Consolidated Statement of Operations during the second quarter of fiscal 2013. The settlement was paid during the third quarter of fiscal 2013. The settlement fully resolves the claims by USEI with no future payment obligations. Net of taxes, the settlement was $1.0 million and therefore reduced earnings per diluted share for the second quarter of fiscal 2013 by approximately $0.04.
In addition to the matters discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.

11. RESTRUCTURING
Fiscal 2014 Restructuring
On October 31, 2013, we announced our intention to restructure certain of our operations in India. The restructuring was primarily associated with cost reduction initiatives resulting in the elimination of approximately 40 engineering and sales positions in our work force. We recorded a restructuring charge of $0.2 million related to severance during the first quarter of fiscal 2014, of which the majority of the severance was paid during the first quarter of fiscal 2014. No additional charges are expected with this restructuring.
Fiscal 2013 Restructuring
On September 27, 2013, we announced our intention to restructure certain of our operations in the U.S. The restructuring was primarily associated with cost reduction initiatives and resulted in the elimination of 15 positions in our work force. We recorded a restructuring charge of $0.4 million for severance during the fourth quarter of fiscal 2013. The payments associated with these charges and all the actions associated with the restructuring were completed during the first quarter of fiscal 2014.
Fiscal 2012 Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. We recorded a $1.0 million restructuring charge. The restructuring related primarily to changes being implemented to focus on a shift in our business to more aggressively sell end-to-end M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force of 30 employees at a cost of $0.6 million for severance. We also incurred expenses from vacating facilities in Davis, California and Huntington Beach, California at a cost of approximately $0.4 million. The payments associated with these charges and all the actions associated with the restructuring were completed during the second quarter of fiscal 2013.

11. RESTRUCTURING (CONTINUED)
Below is a summary of the restructuring charges and other activity within the restructuring accrual during the first quarter of fiscal 2014 related to both the fiscal 2013 restructuring and the fiscal 2014 restructuring (in thousands):

	Employee Termination Costs	Other	Total
Balance at September 30, 2013	$350	$—	$350
Restructuring charge	152	—	152
Payments	(412)	—	(412)
Reversals	(71)	—	(71)
Balance at December 31, 2013	$19	$—	$19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as our subsequent reports on Forms 10-Q and 8-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2013, this report on Form 10-Q and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2013. There have been no material changes to our critical accounting policies as disclosed in that report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We are a leading provider of machine to machine (M2M) networking products and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset and convey information about the asset’s status and performance, which can be sent to a computer system and used to improve or automate one or more processes. Increasingly these products and solutions are being deployed via wireless networks as wireless communications become more and more prevalent. Our products are deployed by a wide range of businesses and institutions. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.
Total revenue was $47.3 million for the first quarter of fiscal 2014 compared to $47.0 million for the first quarter of fiscal 2013, an increase of $0.3 million, or 0.7%. Revenue for the first fiscal quarter of 2013 included only two months of revenue from Etherios as we completed our acquisition of this company on October 31, 2012.
Hardware product revenue for the first fiscal quarter of 2014 were $42.0 million, compared to hardware product revenue of $43.0 million for the first fiscal quarter of 2013, a decrease of $1.0 million, or 2.4%. Revenue from growth hardware products in the first fiscal quarter of 2014 was $22.1 million, compared to $21.9 million in the first fiscal quarter of 2013, an increase of $0.2 million, or 0.7%. Revenue from mature hardware products was $19.9 million in the first fiscal quarter of 2014, compared to $21.1 million in the first fiscal quarter of 2013, a decrease of $1.2 million, or 5.7%.
Revenue from our service offerings, which are part of our growth portfolio, was $5.3 million in the first quarter of fiscal 2014, compared to $4.0 million in the year ago comparable quarter, an increase of $1.3 million, or 35.1%.
Net income was $0.7 million in the first quarter of fiscal 2014, or $0.03 per diluted share, compared to $1.2 million, or $0.05 per diluted share, in the first quarter of fiscal 2013. Net income in the first fiscal quarter of 2014 included a tax benefit of $0.2 million, or $0.01 per diluted share, resulting from the reversal of tax reserves for the expiration of the statutes of limitation for various U.S. jurisdictions. Net income in the first fiscal quarter of 2013 included a tax benefit of $0.1 million, or $0.01 per diluted share, resulting from the reversal of tax reserves for the expiration of the statutes of limitation for various U.S. and foreign jurisdictions.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% incr.
	2013		2012		(decr.)
Revenue:
Hardware product	$41,989	88.7%	$43,043	91.6%	(2.4)%
Service	5,333	11.3	3,948	8.4	35.1
Total revenue	47,322	100.0	46,991	100.0	0.7
Cost of sales:
Cost of hardware product	20,263	42.8	20,126	42.8	0.7
Cost of service	4,151	8.8	2,386	5.1	74.0
Total cost of sales	24,414	51.6	22,512	47.9	8.4
Gross profit	22,908	48.4	24,479	52.1	(6.4)
Operating expenses	22,280	47.1	22,807	48.6	(2.3)
Operating income	628	1.3	1,672	3.5	(62.4)
Other income, net	136	0.3	176	0.4	(22.7)
Income before income taxes	764	1.6	1,848	3.9	(58.7)
Income tax provision	76	0.1	618	1.3	(87.7)
Net income	$688	1.5%	$1,230	2.6%	(44.1)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE
Overview
Total revenue was $47.3 million for the first quarter of fiscal 2014 compared to $47.0 million for the first quarter of fiscal 2013, an increase of $0.3 million, or 0.7%. No significant changes were made to our pricing strategy that would impact revenue during the three month periods ended December 31, 2013 or 2012.
Hardware Products

	Three months ended December 31,				% incr.
($ in thousands)	2013		2012		(decr.)
Growth hardware products	$22,053	52.5%	$21,900	50.9%	0.7%
Mature hardware products	19,936	47.5	21,143	49.1	(5.7)
Total product revenue	$41,989	100.0%	$43,043	100.0%	(2.4)%
Our growth hardware product offerings include all wireless products, as well as the ARM-based embedded module product line, which leverages Device Cloud by Etherios™ with both wired and wireless connectivity. Revenue from growth hardware products increased by $0.2 million, or 0.7% for the three month period ended December 31, 2013 as compared to the same period a year ago. Certain customers who generally make significant purchases each quarter delayed certain purchases during the first quarter of fiscal 2014, which contributed to the decline in revenue versus the first fiscal quarter of 2013.  While we expect to continue making sales to these customers in the future, the timing and magnitude of any recovery of these delayed purchases is uncertain.  We expect our growth hardware product revenue to increase, the rate of growth may vary from quarter to quarter based on the timing of purchasing decisions by our customers.
Our mature hardware product offerings include generally all wired products. Our serial servers, Rabbit-branded modules, chips and USB hardware offerings are mature hardware products. Revenue of our mature hardware products decreased by $1.2 million, or 5.7% for the three month period ended December 31, 2013, as compared to the same period a year ago. The decrease is primarily due to a decrease in revenue from serial servers and chips, partially offset by an increase in revenue from Rabbit-branded modules. Revenue from mature products can fluctuate due to large orders from customers as product lines mature. Although revenue from our mature products declined slower than expected in the first quarter of fiscal 2014, we expect that revenue from these products will continue to decrease in the future as they are in the mature portion of their product life cycles.
Services
The services offerings include our wireless product design and development services, customer relationship management (CRM) consulting services, application development services, licenses to use The Social Machine® application for use on the Force.com platform, our platform-as-a-service (PAAS) recurring revenue generated from Device Cloud, and post-contract customer support and fees associated with technical support and training. Revenue from our service offerings, which are all part of our growth portfolio, was $5.3 million in the first quarter of fiscal 2014, compared to $4.0 million in the first quarter of fiscal 2013, an increase of $1.3 million, or 35.1%. The increase is primarily due to additional revenue from CRM consulting services; however, this increase was less than projected due to work interruptions on two significant customer projects. We anticipate a continued positive growth trend, the rate of growth may vary significantly from quarter to quarter. Revenue for the first fiscal quarter of 2013 included only two months of revenue from Etherios as we completed our acquisition of this company on October 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended December 31,		$ incr.	% incr.
($ in thousands)	2013	2012	(decr.)	(decr.)
North America, primarily United States	$29,437	$27,002	$2,435	9.0%
Europe, Middle East & Africa	11,597	11,983	(386)	(3.2)
Asia	5,073	6,492	(1,419)	(21.9)
Latin America	1,215	1,514	(299)	(19.7)
Total revenue	$47,322	$46,991	$331	0.7%
Revenue in North America increased by $2.4 million for the three months ended December 31, 2013 compared to the same period a year ago, primarily due to an increase in revenue of $1.2 million from CRM consulting services and increased cellular product revenue, partially offset by a decline in embedded modules due to delays in purchases by certain OEM customers during the first quarter of fiscal 2014.  All revenue from Etherios is included in North America. Revenue for the first fiscal quarter of 2013 included only two months of revenue from Etherios as we completed our acquisition of this company on October 31, 2012.
Revenue in Europe, Middle East & Africa (“EMEA”) decreased by $0.4 million for the three months ended December 31, 2013, compared to the same period a year ago primarily due to decreases in revenue from cellular products and serial servers, partially offset by an increase in revenue from modules.
Revenue in Asia decreased by $1.4 million for the three months ended December 31, 2013, compared to the same period a year ago, primarily due to the discontinuation of certain products in fiscal 2013 that are no longer available for sale.
Revenue in Latin America decreased by $0.3 million for the three months ended December 31, 2013, compared to the same period a year ago primarily due to a decrease in revenue from cellular products.
The fluctuation of foreign currency rates for the three month period ended December 31, 2013 had a favorable impact on total revenue of $0.2 million due primarily to the strengthening of the Euro compared to the U.S. dollar. For the three month period ended December 31, 2012 the fluctuation of foreign currency rates had an unfavorable impact on total revenue of $0.1 million due primarily to the weakening of the Euro compared to the U.S. dollar.
GROSS MARGIN
Gross margins were 48.4% and 52.1% for the three month periods ended December 31, 2013 and 2012, respectively. The gross margin decreased for the three months ended December 31, 2013 as compared to the same period in the prior year by 3.7 percentage points, of which 2.1 percentage points relates to a decline in service gross margin.
Hardware product gross margin was 51.7% for the three months ended December 31, 2013, compared to 53.2% for the same period a year ago, a decrease of 1.5 percentage points. The decrease was primarily due to product mix, as revenue from mature hardware products, which generally have higher gross margins, decreased faster than the increase in revenue from growth hardware products. This was partially offset by favorable production costs for our hardware products in the first fiscal quarter of 2014 compared to the year ago comparable quarter.
Service gross margin was 22.2% for the three months ended December 31, 2013, compared to 39.6% for the same period a year ago, a decrease of 17.4 percentage points. The decrease was primarily related to lower than anticipated CRM revenue and a resulting underutilization of consulting labor that had been retained for the expected demand for these services. We expect our service gross margin to vary from quarter to quarter for the foreseeable future as our CRM consulting services and our wireless product design and development services margins are dependent on the utilization rates of our personnel.
OPERATING EXPENSES
Operating expenses decreased by $0.5 million for the three month period ended December 31, 2013 as compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended December 31,				$ incr.
($ in thousands)	2013		2012		(decr.)
Sales and marketing	$10,219	21.6%	$10,274	21.9%	$(55)
Research and development	7,257	15.3	7,417	15.8	(160)
General and administrative	4,723	10.0	5,116	10.9	(393)
Restructuring	81	0.2	—	—	81
Total operating expenses	$22,280	47.1%	$22,807	48.6%	$(527)
Sales and marketing expenses for the three months ended December 31, 2013 as compared to the same period a year ago decreased $0.1 million primarily due to a reduction in advertising and promotion expenses.
Research and development expenses decreased $0.2 million for the three months ended December 31, 2013 as compared to the same periods a year ago primarily due to reduced compensation-related expenses, partially offset by increases in outside services and occupancy expenses.
General and administrative expenses decreased $0.4 million for the three months ended December 31, 2013 as compared to the same periods a year ago, primarily due to a decrease in legal expenses.
Restructuring expense of $0.1 million for the three months ended December 31, 2013 pertains to a restructuring charge in India of $0.2 million relating to actions that were announced October 31, 2013, partially offset by a reversal of $0.1 million related to the 2013 restructuring announced September 27, 2013.
OTHER INCOME, NET
Other income, net decreased slightly for the three months ended December, 2013 and 2012, respectively, due primarily to less foreign currency gains in the first quarter of fiscal 2014 compared to the same quarter a year ago.
INCOME TAXES
Income taxes have been provided at an overall effective rate of 9.9% and 33.4% for the three month periods ended December 31, 2013 and 2012, respectively. The overall effective tax rate includes the discrete items mentioned in the following paragraphs. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
In the first three months of fiscal 2014 and fiscal 2013, we recorded a discrete tax benefit of $0.2 million and $0.1 million, respectively for the release of income tax reserves due to the expiration of statutes of limitation from various U.S. and foreign tax jurisdictions. For the three month periods ended December 31, 2013 and December 31, 2012, these discrete tax benefits reduced our effective tax rate by 28.1 and 7.8 percentage points, respectively.
During the first three months of both fiscal 2014 and fiscal 2013, the income tax provision before discrete tax benefits was higher than the federal statutory rate primarily due to reserves for unrecognized tax benefits and state income taxes, in excess of domestic tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At December 31, 2013, we had cash, cash equivalents and short-term marketable securities of $97.8 million, compared to $88.3 million at September 30, 2013. Our working capital (total current assets less total current liabilities) was $140.0 million at December 31, 2013 and $128.0 million at September 30, 2013. The increases in both the liquid assets and the working capital resulted primarily from a decrease of $7.4 million in long-term marketable securities from September 30, 2013 as these securities were reclassified to short-term marketable securities. We presently anticipate total fiscal 2014 capital expenditures will be approximately $3.9 million.
Net cash used by operating activities was $0.3 million for the three months ended December 31, 2013 as compared to net cash provided by operating activities of $2.3 million for the three months ended December 31, 2012, a net decrease of $2.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

This was primarily due to a decrease in net income of $0.5 million and a decrease in cash resulting from changes in working capital of $2.1 million. The decrease of $2.1 million in cash from changes in working capital was due primarily to an increase in inventory and a reduction in accrued compensation partially offset by a decrease in accounts receivable.
Net cash provided by investing activities was $6.1 million during the three months ended December 31, 2013, compared to net cash used in investing activities of $6.8 million during the three months ended December 31, 2012, a net increase of $12.9 million. During the first quarter of fiscal 2013, we received proceeds of $7.1 million from maturities of marketable securities, offset by $1.0 million of capital expenditures. During the first quarter of fiscal 2012, we spent $12.9 million, net of cash acquired, for the purchase of Etherios, Inc. and $1.5 million for capital expenditures, partially offset by net proceeds from maturities of marketable securities of $7.6 million.
Cash provided by financing activities was $3.1 million for the three months ended December 31, 2013, compared to cash used in financing activities of $3.8 million for the three months ended December 31, 2012. There were no repurchases of common stock during the first quarter of fiscal 2014 compared to repurchases of $4.2 million during the first three months of fiscal 2013. We also received $2.7 million of additional proceeds from stock option plan and employee stock purchase plan transactions, the majority of which we received in the first quarter of fiscal 2014.
We generally expect positive cash flows from operations and believe that our current cash, cash equivalents and short-term marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.
On October 29, 2013, our Board of Directors authorized a new program to repurchase up to $20 million of our common stock, primarily to support our employee stock purchase program and to return capital to shareholders. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The timing of share repurchases will depend upon market conditions and other corporate considerations. During the three months ended December 31, 2013, we did not repurchase any shares under this new authorization plan.
At December 31, 2013, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $107.8 million. This balance includes approximately $36.8 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $25.3 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $1.5 million to $2.5 million which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Not Adopted
In July 2013, the Financial Accounting Standards Board, “FASB” issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2014. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2015. While we are evaluating the impact of the adoption of ASU 2013-11, we do not currently expect it to have a material impact on our consolidated financial statements.
In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We currently are reviewing the provisions of ASU No. 2013-05 but do not expect it to have an effect on our consolidated financial statements as we currently do not intend to sell any foreign entities for which we hold a controlling financial interest.

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
For the three months ended December 31, 2013 and 2012, we had approximately $17.9 million and $20.0 million, respectively, of revenue from foreign customers including export sales. Of these sales, $6.0 million and $6.1 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Three months ended December 31,		% increase
	2013	2012	(decrease)
Euro	1.3610	1.2972	4.9%
British Pound	1.6188	1.6064	0.8%
Japanese Yen	0.0100	0.0123	(18.7)%
Indian Rupee	0.0162	0.0185	(12.4)%
A 10% change from the first three months of fiscal year 2014 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.3% increase or decrease in revenue and a 1.9% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management and customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, money market funds, government municipal bonds and corporate bonds. The fair value of our investments contains an element of credit exposure, which could change based on changes in market conditions. If market conditions deteriorate or if the issuers of these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio. All of our securities are held domestically.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2013.
We do not have any large scale customers that represent more than 10% of our revenue. Our revenue may be subject to fluctuations based on the level of significant one time purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. Many of our customers, however, make significant one time hardware purchases for large projects which are not repeated. As a result our revenue may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.  For instance, in the first fiscal quarter of 2014, our revenue was negatively impacted by the delay of certain purchases that we expected to occur in the quarter.
The ongoing shift of our sales efforts to focus more on the delivery of broader based solutions involves a more complex sales process and may involve longer sales cycles than the sale of our legacy hardware products.
We are migrating more of our sales resources towards the delivery of broader based solutions that can include the sale of hardware, custom applications and application hosting rather than the sale of only hardware point products. The sale of broader based solutions is often more complex than the sale of hardware products on a standalone basis and often involves the delivery of a value proposition that is based on business factors other than product features and functionality that drive many hardware sales. These sales also are more likely to be subject to increased levels of internal review by our customers compared to hardware point product sales and can have longer sales cycles as well. Sales of these types of solutions have not been a focal point of our company historically and our failure to develop our solutions based sales capabilities could have a material adverse impact on our long term business prospects. For instance, in the first quarter of 2014, our revenue and gross margin from our CRM implementation services offerings was negatively impacted by expenses related to labor that was underutilized as we experienced lower demand for services than we expected. In addition, the migration of more sales and marketing resources towards the delivery of broader based solutions could affect our sales and results of operations from quarter to quarter adversely as we devote less resources towards hardware point product sales that have traditionally represented the significant majority of our revenue and more towards the development of new sales channels for broader based solutions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 29, 2013, our Board of Directors authorized a new program to repurchase up to $20 million of our common stock primarily to support our employee stock purchase program and to return capital to shareholders. This new repurchase authorization expires on October 31, 2014 and replaced a similar program for fiscal 2013. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The timing of share repurchases will depend upon market conditions and other corporate considerations. Since we did not repurchase any shares under this new authorization plan during the three months ended December 31, 2013, $20 million of our common stock repurchase authorization remains fully available for future repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Digi International Inc. Employee Stock Purchase Plan as Amended and Restated as of October 29, 2013

10	(b)	Digi International Inc. 2014 Omnibus Incentive Plan

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 3, 2014	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Digi International Inc. Employee Stock Purchase Plan as Amended and Restated as of October 29, 2013	Filed Electronically

10	(b)	Digi International Inc. 2014 Omnibus Incentive Plan	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically