Form 10-Q
period 2014-03-31
DIGI INTERNATIONAL INC
filed 2014-05-02
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2014, there were 25,373,025 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands, except per common share data)
Revenue:
Hardware product	$40,560	$43,111	$82,549	$86,154
Service	5,322	5,086	10,655	9,034
Total revenue	45,882	48,197	93,204	95,188
Cost of sales:
Cost of hardware product	20,012	20,122	40,275	40,248
Cost of service	4,090	3,114	8,241	5,500
Total cost of sales	24,102	23,236	48,516	45,748
Gross profit	21,780	24,961	44,688	49,440
Operating expenses:
Sales and marketing	10,399	10,414	20,618	20,688
Research and development	7,411	7,775	14,668	15,192
General and administrative	4,619	6,390	9,342	11,506
Restructuring (reversal) charges, net	—	(37)	81	(37)
Total operating expenses	22,429	24,542	44,709	47,349
Operating (loss) income	(649)	419	(21)	2,091
Other income, net:
Interest income	50	50	93	102
Interest expense	(1)	(37)	(1)	(37)
Other income, net	21	438	114	562
Total other income, net	70	451	206	627
(Loss) income before income taxes	(579)	870	185	2,718
Income tax (benefit) provision	(1,317)	(130)	(1,241)	488
Net income	$738	$1,000	$1,426	$2,230
Net income per common share:
Basic	$0.03	$0.04	$0.06	$0.09
Diluted	$0.03	$0.04	$0.05	$0.08
Weighted average common shares:
Basic	25,644	26,138	25,680	26,163
Diluted	26,144	26,476	26,189	26,474
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
	(in thousands)
Net income	$738	$1,000	$1,426	$2,230
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(181)	(3,090)	162	(3,379)
Change in net unrealized gain (loss) on investments	26	(61)	64	(59)
Less income tax (provision) benefit	(10)	24	(25)	23
Other comprehensive (loss) income, net of tax	(165)	(3,127)	201	(3,415)
Comprehensive income (loss)	$573	$(2,127)	$1,627	$(1,185)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	September 30, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,557	$41,320
Marketable securities	45,035	47,006
Accounts receivable, net	25,900	26,829
Inventories	30,592	26,140
Deferred tax assets	3,435	3,174
Other	5,261	4,835
Total current assets	153,780	149,304
Marketable securities, long-term	10,804	17,389
Property, equipment and improvements, net	13,673	13,910
Identifiable intangible assets, net	8,309	9,728
Goodwill	104,045	103,569
Deferred tax assets	6,520	5,832
Other	419	221
Total assets	$297,550	$299,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,114	$8,906
Accrued compensation	6,198	7,410
Accrued warranty	972	1,063
Other	2,725	3,911
Total current liabilities	19,009	21,290
Income taxes payable	2,387	3,903
Deferred tax liabilities	330	415
Other noncurrent liabilities	124	79
Total liabilities	21,850	25,687
Contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,604,591 and 30,264,224 shares issued	306	303
Additional paid-in capital	216,657	211,982
Retained earnings	117,514	116,088
Accumulated other comprehensive loss	(15,389)	(15,590)
Treasury stock, at cost, 5,177,923 and 4,708,965 shares	(43,388)	(38,517)
Total stockholders’ equity	275,700	274,266
Total liabilities and stockholders’ equity	$297,550	$299,953
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	March 31, 2014
	2014	2013
	(in thousands)
Operating activities:
Net income	$1,426	$2,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,828	1,705
Amortization of identifiable intangible assets	1,891	2,204
Stock-based compensation	2,070	1,914
Excess tax benefits from stock-based compensation	(44)	(53)
Deferred income tax benefit	(1,065)	(1,079)
Bad debt/product return (recovery) provision	(151)	285
Inventory obsolescence	409	554
Restructuring charges (reversal), net	81	(37)
Other	46	(307)
Changes in operating assets and liabilities (net of acquisition)	(9,681)	(4,066)
Net cash (used in) provided by operating activities	(3,190)	3,350
Investing activities:
Purchase of marketable securities	(5,157)	(37,337)
Proceeds from maturities of marketable securities	13,778	38,161
Acquisition of business, net of cash acquired	—	(12,919)
Purchase of property, equipment, improvements and certain other intangible assets	(1,921)	(2,080)
Net cash provided by (used in) investing activities	6,700	(14,175)
Financing activities:
Excess tax benefits from stock-based compensation	44	53
Proceeds from stock option plan transactions	3,209	590
Proceeds from employee stock purchase plan transactions	561	248
Purchases of common stock	(5,416)	(6,765)
Net cash used in financing activities	(1,602)	(5,874)
Effect of exchange rate changes on cash and cash equivalents	329	(1,190)
Net increase (decrease) in cash and cash equivalents	2,237	(17,889)
Cash and cash equivalents, beginning of period	41,320	60,246
Cash and cash equivalents, end of period	$43,557	$42,357

Supplemental schedule of non-cash investing activities:
Issuance of common stock for business acquisition	$—	$6,804
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
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2013 Consolidated Financial Statements, but do not include all disclosures required by U.S. GAAP.
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
Recently Issued Accounting Pronouncements
Not Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. While we are evaluating the impact of the adoption of ASU 2013-11, we do not currently expect it to have a material impact on our consolidated financial statements.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Numerator:
Net income	$738	$1,000	$1,426	$2,230
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,644	26,138	25,680	26,163
Effect of dilutive securities:
Stock options and restricted stock units	500	338	509	311
Denominator for diluted net income per common share — adjusted weighted average shares	26,144	26,476	26,189	26,474
Net income per common share, basic	$0.03	$0.04	$0.06	$0.09
Net income per common share, diluted	$0.03	$0.04	$0.05	$0.08
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. There were 3,347,082 and 2,627,905 potentially dilutive shares related to such stock options for the three and six month periods ended March 31, 2014, respectively. For both the three and six months ended March 31, 2013, there were 3,127,682 potentially dilutive shares related to such stock options.
3. ACQUISITION
Etherios, Inc.
On October 31, 2012, we acquired Etherios, Inc. (“Etherios”). The total purchase price of $20.4 million included $13.7 million in cash (excluding cash acquired of $0.8 million) and $6.7 million represented by 715,571 shares of our common stock. The common stock issued was valued at $9.42 per common share.
Cash in the amount of $2.35 million was deposited to an escrow fund with a third party agent. Of the $2.35 million escrow, $0.3 million related to a holdback amount pending final determination of the unpaid debt and working capital as shown on the closing balance sheet. This holdback amount was released to the sellers in February 2013 as there were no changes to the closing balance sheet. An additional $2.05 million was held in escrow for a period not to exceed eighteen months from the date of closing to satisfy possible claims that may arise pursuant to specific representation and warranty sections of the stock purchase agreement. The escrow agent released the funds being held in escrow on April 30, 2014. The escrowed amounts were included in the determination of the purchase consideration on the date of acquisition as management expected that the representation and warranty matters was determinable beyond a reasonable doubt.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. During the fourth quarter of fiscal 2013, we recorded final purchase accounting entries that reduced the value of the common stock issued by $0.1 million to reflect the closing price on the date of the acquisition and we reduced the fair value of the net tangible assets acquired by $0.3 million. These adjustments resulted in an increase of $0.2 million in goodwill. The final purchase price allocation resulted in the recognition of $17.3 million of goodwill. The acquisition resulted in the recognition of goodwill primarily because Etherios is a salesforce.com Platinum Partner and experienced in end user implementation of the Salesforce Service Cloud. Although the relationship with salesforce.com is important to us, it was not an exclusive relationship and required Etherios to compete with others for business opportunities.  Accordingly, we determined that this relationship could not be valued as a separate intangible asset of Etherios and as a result was a component of goodwill. As salesforce.com has

3. ACQUISITION (CONTINUED)
signaled its intent for the Service Cloud to be used as a means to monitor machines, the acquisition of Etherios likely would further enhance our solutions offerings and provide another channel for revenue of our networking products.
Costs related to the acquisition, which included legal, accounting and valuation fees, in the amount of $0.2 million were charged directly to operations and were included in general and administrative expense in our consolidated statement of operations for fiscal 2013.
Etherios’ operating results were included in our consolidated results of operations from the day following the acquisition on October 31, 2012. The consolidated balance sheet as of September 30, 2013 reflected the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
Because the Etherios acquisition was not material to our consolidated results of operations or financial position, pro forma financial information was not presented.
4. SELECTED BALANCE SHEET DATA
(in thousands)

	March 31, 2014	September 30, 2013
Accounts receivable, net:
Accounts receivable	$26,010	$27,142
Less allowance for doubtful accounts	110	313
	$25,900	$26,829
Inventories:
Raw materials	$25,177	$21,171
Work in process	203	224
Finished goods	5,212	4,745
	$30,592	$26,140
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of March 31, 2014, 34 of our 72 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than 3 years. During the three months ended March 31, 2014 and 2013, we received proceeds from our available-for-sale marketable securities of $6.7 million and $20.7 million, respectively. During the six months ended March 31, 2014 and 2013, we received proceeds from our available-for-sale marketable securities of $13.8 million and $38.2 million, respectively.

5. MARKETABLE SECURITIES (CONTINUED)
At March 31, 2014 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$36,180	$10	$(24)	$36,166
Certificates of deposit	2,752	—	—	2,752
Government municipal bonds	6,116	1	—	6,117
Current marketable securities	45,048	11	(24)	45,035
Non-current marketable securities:
Corporate bonds	2,050	—	(8)	2,042
Certificates of deposit	8,752	15	(5)	8,762
Non-current marketable securities	10,802	15	(13)	10,804
Total marketable securities	$55,850	$26	$(37)	$55,839

(1)	Included in amortized cost and fair value is purchased and accrued interest of $583.

At September 30, 2013 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$35,161	$10	$(30)	$35,141
Certificates of deposit	1,753	—	(2)	1,751
Government municipal bonds	10,115	—	(1)	10,114
Current marketable securities	47,029	10	(33)	47,006
Non-current marketable securities:
Corporate bonds	6,439	—	(6)	6,433
Certificates of deposit	11,003	—	(47)	10,956
Non-current marketable securities	17,442	—	(53)	17,389
Total marketable securities	$64,471	$10	$(86)	$64,395

(1)	Included in amortized cost and fair value is purchased and accrued interest of $629.

5. MARKETABLE SECURITIES (CONTINUED)
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	March 31, 2014
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$21,587	$(24)	$10,730	$(8)
Certificates of deposit	2,998	(2)	747	(3)
Total	$24,585	$(26)	$11,477	$(11)

	September 30, 2013
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$29,911	$(35)	$2,001	$(1)
Certificates of deposit	12,451	(49)	—	—
Government municipal bonds	6,182	(1)	—	—
Total	$48,544	$(85)	$2,001	$(1)

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

6. FAIR VALUE MEASUREMENTS (CONTINUED)
Fair value is applied to financial assets such as our marketable securities, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period using the above guidance.
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2014 using:
	Total carrying value at March 31, 2014	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$9,673	$9,673	$—	$—
Available-for-sale marketable securities:
Corporate bonds	38,208	—	38,208	—
Certificates of deposit	11,514	—	11,514	—
Government municipal bonds	6,117	—	6,117	—
Total cash equivalents and marketable securities measured at fair value	$65,512	$9,673	$55,839	$—

		Fair Value Measurements at September 30, 2013 using:
	Total carrying value at September 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$3,957	$3,957	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,574	—	41,574	—
Certificates of deposit	12,707	—	12,707	—
Government municipal bonds	10,114	—	10,114	—
Total cash equivalents and marketable securities measured at fair value	$68,352	$3,957	$64,395	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the six months ended March 31, 2014.
We had no financial assets valued with Level 3 inputs as of March 31, 2014 nor did we purchase or sell any Level 3 financial assets during the six months ended March 31, 2014.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	March 31, 2014			September 30, 2013
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,169	$(44,937)	$1,232	$45,960	$(44,306)	$1,654
License agreements	2,440	(2,440)	—	2,440	(2,440)	—
Patents and trademarks	11,755	(9,546)	2,209	11,322	(9,000)	2,322
Customer relationships	19,097	(15,017)	4,080	18,954	(14,130)	4,824
Non-compete agreements	1,100	(312)	788	1,100	(202)	898
Order backlog	360	(360)	—	360	(330)	30
Total	$80,921	$(72,612)	$8,309	$80,136	$(70,408)	$9,728
Amortization expense was $0.9 million and $1.1 million for the three month periods ended March 31, 2014 and 2013, respectively. Amortization expense was $1.9 million and $2.2 million for the six month periods ended March 31, 2014 and 2013, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2014 and the five succeeding fiscal years is (in thousands):

2014 six months	$1,704
2015	3,078
2016	1,545
2017	839
2018	482
2019	438
The changes in the carrying amount of goodwill are (in thousands):

	Six months ended March 31,
	2014	2013
Beginning balance, October 1	$103,569	$86,209
Acquisition of Etherios, Inc.	—	17,120
Foreign currency translation adjustment	476	62
Ending balance, December 31	$104,045	$103,391
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
Our test for potential goodwill impairment is a two-step approach. We estimate the fair value for our one reporting unit by comparing its fair value (market capitalization plus control premium) to our carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit’s assets and liabilities,

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
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
In June 2012 we performed a control premium study to determine the appropriate control premium to include in the calculation of fair value, using a third party valuation firm to assist us in performing the control premium analysis. In order to estimate the range of control premiums appropriate for us, three methodologies were used, including: (1) analysis of individual transactions within our industry; (2) analysis of industry-wide data, and (3) analysis of global transaction data. Individual transactions in the Communication Equipment or Computer & Peripherals industries were used to find transactions of target companies that operated in similar markets and shared similar operating characteristics with Digi.  Transaction screening criteria included selection of transactions with the following characteristics:
•At least 50 percent of a target company’s equity sought by an acquirer,
•Target company considered operating (not in bankruptcy),
•Target company had publicly traded stock outstanding at the transaction date, and
•Transactions announced between June 30, 2007 and the valuation date.
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
8. INCOME TAXES
Income taxes have been provided at an overall effective rate of (671.1)% and 18.0% for the six month periods ended March 31, 2014 and 2013, respectively. In the first six months of fiscal 2014 we recognized discrete income tax benefits of $1.3 million which reduced our effective tax rate by 714.0 percentage points. We recognized a discrete income tax benefit of $1.1 million related to the re-measurement and reversal of certain income tax reserves as a result of the conclusion in March 2014 of a federal income tax audit for fiscal 2012. We also recorded a discrete tax benefit of $0.2 million for the release of income tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions in the first quarter of fiscal 2014. During the first half of fiscal 2014, the income tax provision before discrete tax benefits was higher than the federal statutory rate primarily due to reserves for unrecognized tax benefits and state income taxes, in excess of domestic tax benefits.

8. INCOME TAXES (CONTINUED)
In the second quarter of fiscal 2013 we recorded a discrete tax benefit of $0.4 million relating to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012. In the first quarter of fiscal 2013 we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 19.1 percentage points for the six month period ended March 31, 2013.
Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2013	$3,332
Decreases related to:
Prior year income tax positions	(1,060)
Settlements	(94)
Expiration of statute of limitations	(160)
Unrecognized tax benefits as of March 31, 2014	$2,018
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.0 million. We expect an insignificant change in the total amounts of unrecognized tax benefits over the next 12 months.
We recognize interest and penalties related to income tax matters in income tax expense. During both the six month periods ended March 31, 2014 and 2013, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties related to unrecognized tax benefits were $0.4 million at March 31, 2014 and $0.6 million at September 30, 2013. Our long-term income taxes payable on our condensed consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
At March 31, 2014, we had approximately $25.7 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $1.5 million to $2.5 million, which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
We operate in multiple tax jurisdictions, including the U.S. and other jurisdictions outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009, except for certain refund claims applicable to fiscal 2009, in the case of U.S. federal tax authorities and prior to fiscal 2008 for non-U.S. income tax authorities. The federal income tax audit for fiscal 2012 was settled during the second quarter of fiscal 2014. For state taxing authorities, most notably in Minnesota, California and Texas, we are no longer subject to income tax examination for tax years generally before fiscal 2009.
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

9. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets as its own line item within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2014	$1,013	$176	$(217)	$972
Three months ended March 31, 2013	$935	$103	$(113)	$925

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2014	$1,063	$322	$(413)	$972
Six months ended March 31, 2013	$1,021	$153	$(249)	$925

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
10. CONTINGENCIES
Patent Infringement Lawsuits
On May 29, 2012, U.S. Ethernet Innovations, LLC (“USEI”) filed a patent infringement lawsuit against us in federal court in the Eastern District of Texas. The lawsuit included allegations against us and one other company pertaining to the infringement of four patents related to Ethernet technology. On April 22, 2013, we announced the settlement of this patent infringement lawsuit for $1.5 million, which was recorded in general and administrative expense on our Condensed Consolidated Statement of Operations during the second quarter of fiscal 2013. The settlement was paid during the third quarter of fiscal 2013. The settlement fully resolved the claims by USEI with no future payment obligations. Net of taxes, the settlement was $1.0 million and therefore reduced earnings per diluted share for the second quarter of fiscal 2013 by approximately $0.04.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
11. RESTRUCTURING
Fiscal 2014 Restructuring
On October 31, 2013, we announced our intention to restructure certain of our operations in India. The restructuring was primarily associated with cost reduction initiatives resulting in the elimination of approximately 40 engineering and sales positions in our work force. We recorded a restructuring charge of $0.2 million related to severance during the first quarter of fiscal 2014. The majority of this severance was paid during the first quarter of fiscal 2014. No additional charges are expected with this restructuring.
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
Fiscal 2012 Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. We recorded a $1.0 million restructuring charge. The restructuring related primarily to changes being implemented to focus on a shift in our business to more aggressively sell end-to-end M2M solutions. As a result of this restructuring, we eliminated employment positions in our work force of 30 employees at a cost of $0.6 million for severance. We also incurred expenses from vacating facilities in

11. RESTRUCTURING (CONTINUED)
Davis, California and Huntington Beach, California at a cost of approximately $0.4 million. The payments associated with these charges and all the actions associated with the restructuring were completed during the second quarter of fiscal 2013.
Below is a summary of the restructuring charges and other activity within the restructuring accrual during the first six months of fiscal 2014 related to both the fiscal 2013 restructuring and the fiscal 2014 restructuring (in thousands):

Employee Termination Costs
Balance at September 30, 2013	$350
Restructuring charge	152
Payments	(428)
Reversals	(71)
Balance at March 31, 2014	$3

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
Forward-Looking Statements
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, risks associated with the retirement of our CEO announced in April 2014 and the associated transition to a new CEO who has not yet been appointed, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2013, Form 10-Q for the quarter ended December 31, 2013 and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Total revenue was $45.9 million for the second quarter of fiscal 2014 compared to $48.2 million for the second quarter of fiscal 2013, a decrease of $2.3 million or 4.8%.
Hardware product revenue for the second fiscal quarters of 2014 and 2013 was $40.6 million and $43.1 million, respectively. Revenue from growth hardware products in the second fiscal quarter of 2014 was $20.8 million, compared to $22.0 million in the second quarter of fiscal 2013, a decrease of $1.2 million or 5.4%. Revenue from mature hardware products was $19.8 million in the second fiscal quarter of 2014, compared to $21.1 million in the second fiscal quarter of 2013, a decrease of $1.3 million or 6.5%.
Revenue from our service offerings, which are part of our growth portfolio, was $5.3 million in the second quarter of fiscal 2014, compared to $5.1 million in the year ago comparable quarter, an increase of $0.2 million or 4.6%.
We recorded an operating loss of $0.6 million, or 1.4% of revenue, in the second quarter of fiscal 2014, compared to operating income of $0.4 million, or $0.9% of revenue in the year ago comparable quarter. The operating loss was a result of lower revenue than the year ago comparable quarter, as well as lower gross profit for both hardware products and services, offset partially by lower operating expenses.
During the second fiscal quarter of 2014 we recognized an income tax benefit of $1.1 million, or $0.04 per diluted share, related to the re-measurement and reversal of certain income tax reserves as a result of the conclusion of a federal income tax audit for fiscal 2012.
Net income was $0.7 million in the second fiscal quarter of 2014, or $0.03 per diluted share, compared to $1.0 million, or $0.04 per diluted share, in the second fiscal quarter of 2013. Net income in the second fiscal quarter of 2014 included the aforementioned re-measurement and reversal of income tax reserves of $1.1 million, or $0.04 per diluted share. Net income in the second fiscal quarter of 2013 included a charge for the settlement of a patent infringement lawsuit of $1.0 million, net of taxes, or $0.04 per diluted share, partially offset by a tax benefit of $0.4 million, or $0.01 per diluted share as further described in Note 8 to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
	2014		2013		(decr.)	2014		2013		(decr.)
Revenue:
Hardware product	$40,560	88.4%	$43,111	89.4%	(5.9)	$82,549	88.6%	$86,154	90.5%	(4.2)%
Service	5,322	11.6	5,086	10.6	4.6	10,655	11.4	9,034	9.5	17.9
Total revenue	45,882	100.0	48,197	100.0	(4.8)	93,204	100.0	95,188	100.0	(2.1)
Cost of sales:
Cost of hardware product	20,012	43.6	20,122	41.7	(0.5)	40,275	43.2	40,248	42.3	0.1
Cost of service	4,090	8.9	3,114	6.5	31.3	8,241	8.9	5,500	5.8	49.8
Total cost of sales	24,102	52.5	23,236	48.2	3.7	48,516	52.1	45,748	48.1	6.1
Gross profit	21,780	47.5	24,961	51.8	(12.7)	44,688	47.9	49,440	51.9	(9.6)
Operating expenses	22,429	48.9	24,542	50.9	(8.6)	44,709	47.9	47,349	49.7	(5.6)
Operating (loss) income	(649)	(1.4)	419	0.9	(254.9)	(21)	—	2,091	2.2	(101.0)
Other income, net	70	0.1	451	0.9	(84.5)	206	0.2	627	0.7	(67.1)
(Loss) income before income taxes	(579)	(1.3)	870	1.8	(166.6)	185	0.2	2,718	2.9	(93.2)
Income tax (benefit) provision	(1,317)	(2.9)	(130)	(0.3)	(913.1)	(1,241)	(1.3)	488	0.6	(354.3)
Net income	$738	1.6%	$1,000	2.1%	(26.2)%	$1,426	1.5%	$2,230	2.3%	(36.1)%
REVENUE
Overview
Total revenue was $45.9 million for the second quarter of fiscal 2014, compared to $48.2 million for the second quarter of fiscal 2013, a decrease of $2.3 million, or 4.8%. Total revenue was $93.2 million for the six months ended March 31, 2014, compared to $95.2 million for the six months ended March 31, 2013, a decrease of $2.0 million or 2.1%. No significant changes were made to our pricing strategy that would impact revenue during the three and six month periods ended March 31, 2014 or 2013.
Hardware Products

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2014		2013		(decr.)	2014		2013		(decr.)
Growth hardware products	$20,815	51.3%	$22,003	51.0%	(5.4)%	$42,618	51.6%	$43,756	50.8%	(2.6)%
Mature hardware products	19,745	48.7	21,108	49.0	(6.5)	39,931	48.4	42,398	49.2	(5.8)
Total product revenue	$40,560	100.0%	$43,111	100.0%	(5.9)%	$82,549	100.0%	$86,154	100.0%	(4.2)%
Our growth hardware product offerings include all wireless products, except for satellite-related products which we recently announced we would no longer sell. They also include the ARM-based embedded module product line, which leverages Device Cloud by Etherios™ with both wired and wireless connectivity. Revenue from growth hardware products decreased by $1.2 million and $1.1 million for the three and six month periods ended March 31, 2014, respectively, as compared to the same periods a year ago. Certain customers who generally make significant purchases each quarter delayed certain purchases during the first half of fiscal 2014, which contributed to the decline in revenue versus the first half of fiscal 2013.  While we expect to continue making sales to these customers in the future, the timing and magnitude of these delayed purchases is uncertain.  We also experienced lower than expected demand in modules and wireless communication adapters in our growth product category during the three and six month periods ended March 31, 2014 as compared to the same periods a year ago. The rate of growth may vary from quarter to quarter for our growth hardware products based on the timing of purchasing decisions by our customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our mature hardware product offerings include generally all wired products, such as our serial servers, Rabbit-branded modules, chips and USB hardware offerings. They also include satellite-related products which we recently announced we will no longer sell. Revenue of our mature hardware products decreased by $1.4 million and $2.5 million for the three and six month period ended March 31, 2014, respectively, as compared to the same period a year ago. The decrease primarily was due to a decrease in revenue from serial servers and chips, Rabbit-branded modules and serial cards. This was offset partially by an increase in revenue from satellite-related products as certain customers made final purchases of this discontinued product and an increase in revenue from USB connected products. Revenue from mature products can fluctuate due to large orders from customers as product lines mature. We expect that revenue from these products will continue to decrease in the future as they are in the mature portion of their product life cycles.
Services
The services offerings include our wireless product design and development services, customer relationship management (CRM) consulting services, application development services, licenses to use The Social Machine® application for use on the Force.com platform, our platform-as-a-service (PAAS) recurring revenue generated from our Device Cloud, and post-contract customer support and fees associated with technical support and training. Revenue from our service offerings, which are all part of our growth portfolio, was $5.3 million in the second quarter of fiscal 2014, compared to $5.1 million in the second quarter of fiscal 2013, an increase of $0.2 million or 4.6%. Revenue for our service offerings was $10.7 million for the six months ended March 31, 2014, compared to $9.0 million for the six months ended March 31, 2013, an increase of $1.7 million or 17.9%. The increase for both the three and six months ended March 31, 2014 compared to the same period a year ago was almost entirely due to additional revenue from CRM consulting services. Revenue for the first half of fiscal 2013 included only five months of CRM consulting services revenue from Etherios as we completed our acquisition of this company on October 31, 2012. Revenue from our wireless product design and development services was slightly less for the three months ended March 31, 2014, compared to the same period a year ago and slightly more in the first half of fiscal 2014, compared to the first half of fiscal 2013. We presently anticipate continued positive revenue growth for CRM, however, the rate of growth is expected to be slower than previously anticipated for the remainder of fiscal 2014. We presently expect flat to slight revenue growth from our wireless product design and development services for the remainder of fiscal 2014.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended March 31,		$ incr.	% incr.	Six months ended March 31,		$ incr.	% incr.
($ in thousands)	2014	2013	(decr.)	(decr.)	2014	2013	(decr.)	(decr.)
North America, primarily United States	$27,352	$28,593	$(1,241)	(4.3)%	$56,789	$55,595	$1,194	2.1%
Europe, Middle East & Africa	11,943	11,940	3	—	23,540	23,923	(383)	(1.6)
Asia	4,996	6,268	(1,272)	(20.3)	10,069	12,760	(2,691)	(21.1)
Latin America	1,591	1,396	195	14.0	2,806	2,910	(104)	(3.6)
Total revenue	$45,882	$48,197	$(2,315)	(4.8)%	$93,204	$95,188	$(1,984)	(2.1)%
Revenue in North America decreased by $1.2 million for the three months ended March 31, 2014 compared to the same period a year ago. This primarily was due to a decline in revenue of embedded modules that resulted from delays in purchases by certain OEM customers as well as lower than expected demand in modules and wireless communication adapters in our growth product category. Revenue in North America increased by $1.2 million for the six months ended March 31, 2014 compared to the same period a year ago. This primarily was due to an increase in revenue of $1.5 million from CRM consulting services, partially offset by a decline in embedded modules due primarily to delays in purchases by certain OEM customers during the first quarter of fiscal 2014.  All revenue from our Etherios solutions business is included in North America. Revenue for the first half of fiscal 2013 included only five months of CRM consulting services revenue from Etherios as we completed our acquisition of this company on October 31, 2012.
Revenue in Europe, Middle East & Africa (“EMEA”) remained the same for the three months ended March 31, 2014 compared to the same period a year ago and decreased by $0.4 million for the six months ended March 31, 2014 compared to the same period a year ago. This primarily was due to decreases in revenue from cellular products and serial servers, partially offset by an increase in revenue from modules. Revenue in EMEA is primarily project based and may fluctuate from period to period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue in Asia decreased by $1.3 million and $2.7 million for the three and six month periods ended March 31, 2014 compared to the same periods a year ago. This primarily was due to a decline in revenue from chips and other mature products, partially offset by an increase in revenue from satellite-related products as certain customers made final purchases of this discontinued product. Historically revenue in Asia has been concentrated on mature products. As the Asia marketplace transitions to growth products, revenue may vary significantly from quarter to quarter.
Revenue in Latin America increased by $0.2 million for the three month periods ended March 31, 2014. This primarily was due to an increase in revenue from cellular products. For the six month period ended March 31, 2014 compared to the same period a year ago, revenue decreased by $0.1 million primarily due to a decrease in revenue from modules. As Latin America has not historically been a source of significant revenue, sales activity may vary significantly from quarter to quarter.
The fluctuation of foreign currency rates had a favorable impact on total revenue of $0.3 million and $0.5 million for the three and six month periods ended March 31, 2014, respectively, when compared to the same periods a year ago, primarily due to the strengthening of the Euro compared to the U.S. dollar.
GROSS MARGIN
Gross margins were 47.5% and 47.9% for the three month and six month periods ended March 31, 2014, respectively, compared to gross margins of 51.8% and 51.9% for the three and six month periods ended March 31, 2013, respectively. The gross margin decreased for both the three and six months ended March 31, 2014 as compared to the same period in the prior year. This was due primarily to lower gross margins from our services offerings as well as hardware product mix. As the mix of products changes from mature to growth hardware and services, we expect that margins will continue to be lower than historical levels.
Hardware product gross margin was 50.7% and 51.2% for the three and six month periods ended March 31, 2014, respectively, compared to 53.3% for each of the same periods a year ago. This represented a decrease of 2.6 percentage points and 2.1 percentage points, respectively. The decrease primarily was due to product mix, as revenue from mature hardware products is replaced with revenue from growth hardware products which generally have lower gross margins.
Service gross margin was 23.1% and 22.7% for the three and six month periods ended March 31, 2014, respectively, compared to 38.8% and 39.1% for the same period a year ago. This represented a decrease of 15.7 and 16.4 percentage points, respectively. The decrease primarily was related to lower than anticipated CRM revenue and a resulting underutilization of consulting labor that had been retained for the expected demand for these services. We expect our service gross margin to vary from quarter to quarter for the foreseeable future as our CRM consulting services and our wireless product design and development services margins are dependent on the utilization rates of our personnel.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended March 31,				$ incr.	Six months ended March 31,				$ incr.
($ in thousands)	2014		2013		(decr.)	2014		2013		(decr.)
Sales and marketing	$10,399	22.7%	$10,414	21.6%	$(15)	$20,618	22.1%	$20,688	21.7%	$(70)
Research and development	7,411	16.1%	7,775	16.1%	(364)	14,668	15.7%	15,192	15.9%	(524)
General and administrative	4,619	10.1%	6,390	13.3%	(1,771)	9,342	10.0%	11,506	12.1%	(2,164)
Restructuring	—	—%	(37)	(0.1)%	37	81	0.1%	(37)	—%	118
Total operating expenses	$22,429	48.9%	$24,542	50.9%	$(2,113)	$44,709	47.9%	$47,349	49.7%	$(2,640)
Sales and marketing expenses remained mostly unchanged for the three months ended March 31, 2014, compared to the same period a year ago and decreased $0.1 million for the six months ended March 31, 2014, compared to the same period a year ago. Both comparable periods had a reduction in advertising and trade show expenses, partially offset by an increase in outside services and professional fees.
Research and development expenses decreased $0.4 million and $0.5 million for the three and six month periods ended March 31, 2014, respectively, as compared to the same periods a year ago. This primarily was due to decreased compensation-related expenses related to reduced headcount, partially offset by increases in contract labor and occupancy expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses decreased $1.8 million and $2.2 million for the three and six month periods ended March 31, 2014, respectively, as compared to the same periods a year ago. This primarily was due to a decrease related to a patent infringement settlement of $1.5 million ($1.0 million, net of taxes) recorded during the second quarter of fiscal 2013 (see Note 10 to our Condensed Consolidated Financial Statements). There were also other decreases in legal expenses and occupancy costs partially offset by an increase in compensation-related expenses for the three and six months ended March 31, 2014, compared to the same periods in the prior fiscal year.
Restructuring expense of $0.1 million for the six months ended March 31, 2014 pertains to a restructuring charge in India of $0.2 million relating to actions that were announced October 31, 2013, partially offset by a reversal of $0.1 million related to the 2013 restructuring announced September 27, 2013.
OTHER INCOME, NET
Other income, net decreased slightly for both the three and six month periods ended March 31, 2014 as compared to the same periods a year ago due primarily to less foreign currency gains compared to the same periods a year ago.
INCOME TAXES
Income taxes have been provided at an overall effective rate of (671.1)% and 18.0% for the six month periods ended March 31, 2014 and 2013, respectively. In the first six months of fiscal 2014 we recognized discrete income tax benefits of $1.3 million which reduced our effective tax rate by 714.0 percentage points. We recognized a discrete income tax benefit of $1.1 million related to the re-measurement and reversal of certain income tax reserves as a result of the conclusion in March 2014 of a federal income tax audit for fiscal 2012. We also recorded a discrete tax benefit of $0.2 million for the release of income tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions in the first quarter of fiscal 2014. During the first half of fiscal 2014, the income tax provision before discrete tax benefits was higher than the federal statutory rate primarily due to reserves for unrecognized tax benefits and state income taxes, in excess of domestic tax benefits.
In the second quarter of fiscal 2013 we recorded a discrete tax benefit of $0.4 million relating to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012. In the first quarter of fiscal 2013 we recorded a discrete tax benefit of $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. These discrete tax benefits reduced our effective tax rate by 19.1 percentage points for the six month period ended March 31, 2013.
Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At March 31, 2014, we had cash, cash equivalents and short-term marketable securities of $88.6 million, compared to $88.3 million at September 30, 2013. Our working capital (total current assets less total current liabilities) was $134.8 million at March 31, 2014 and $128.0 million at September 30, 2013. The increases in both the liquid assets and the working capital resulted primarily from a decrease of $6.6 million in long-term marketable securities from September 30, 2013 as most of these securities matured. We also spent $5.4 million to repurchase our common stock during the six months ended March 31, 2014. We presently anticipate total fiscal 2014 capital expenditures will be approximately $3.9 million.
Net cash used by operating activities was $3.2 million for the six months ended March 31, 2014 as compared to net cash provided by operating activities of $3.4 million for the six months ended March 31, 2013, a net decrease of $6.5 million. This was primarily due to a decrease in net income of $0.8 million and a decrease in cash resulting from changes in working capital of $5.6 million due primarily to an increase in inventory and a reduction in accrued compensation.
Net cash provided by investing activities was $6.7 million during the six months ended March 31, 2014, compared to net cash used in investing activities of $14.2 million during the six months ended March 31, 2013, a net increase of $20.9 million. During the first half of fiscal 2014, we received net proceeds of $8.6 million from maturities of marketable securities offset by $1.9 million of capital expenditures. During the first half of fiscal 2013, we spent $12.9 million, net of cash acquired, for the purchase of Etherios, Inc. We also spent $2.1 million for capital expenditures, partially offset by net proceeds from maturities of marketable securities of $0.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash used by financing activities was $1.6 million for the six months ended March 31, 2014, compared to cash used in financing activities of $5.9 million for the six months ended March 31, 2013. We repurchased $5.4 million of common stock during the first half of fiscal 2014 compared to repurchases of $6.8 million during the first half of fiscal 2013. We also received $2.9 million of additional proceeds from stock option plan and employee stock purchase plan transactions in the first half of fiscal 2014 compared to the same period a year ago.
We generally expect positive cash flows from operations and believe that our current cash, cash equivalents and short-term marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. On October 29, 2013, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock. We began repurchasing our common stock in the second quarter of fiscal 2014. This repurchase authorization expires on October 31, 2014. During the first six months of fiscal 2014, we repurchased 534,790 shares for $5.4 million.
At March 31, 2014, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $99.4 million. This balance includes approximately $32.6 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $25.7 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $1.5 million to $2.5 million which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Not Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. While we are evaluating the impact of the adoption of ASU 2013-11, we do not currently expect it to have a material impact on our consolidated financial statements.
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
For the six months ended March 31, 2014 and 2013, we had approximately $36.4 million and $39.6 million, respectively, of revenue from foreign customers including export sales. Of these sales, $12.0 million and $11.5 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Six months ended March 31,		% increase
	2014	2013	(decrease)
Euro	1.3655	1.3087	4.3%
British Pound	1.6367	1.5804	3.6%
Japanese Yen	0.0098	0.0116	(15.5)%
Indian Rupee	0.0162	0.0185	(12.4)%
A 10% change from the first six months of fiscal year 2014 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.3% increase or decrease in revenue and a 2.0% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
Our Chief Executive Officer, Joseph T. Dunsmore, recently announced that he will retire as Chairman and Chief Executive Officer, which may harm our operations.
We recently announced that our Chairman and Chief Executive Officer, Joseph T. Dunsmore, will retire as Chairman and Chief Executive Officer effective December 31, 2014.  Mr. Dunsmore has served as our Chief Executive Officer for almost 15 years and has been instrumental in the development, implementation and execution of our strategy and operations.  While we expect to engage in an orderly transition to a new Chief Executive Officer and Mr. Dunsmore has entered into a transition agreement to assure his assistance with this process, we face a variety of risks and uncertainties due to his retirement. Our business may experience adverse consequences as a result of his retirement. A search for Mr. Dunsmore’s successor may take months, be costly and may divert the board of directors’ and management’s attention from other business concerns. In addition, during our search for a new Chief Executive Officer, it is important that we retain key personnel.  If we lose the services of key personnel, especially during this period of leadership transition, or do not hire or retain other personnel for key positions, including the Chief Executive Officer position, our business could be affected adversely.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 29, 2013, our Board of Directors authorized a new program to repurchase up to $20 million of our common stock primarily to support our employee stock purchase program and to return capital to shareholders. This new repurchase authorization expires on October 31, 2014 and replaced a similar program for fiscal 2013. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The timing of share repurchases will depend upon market conditions and other corporate considerations. During the second quarter of fiscal 2014, we began to repurchase our common stock in the open market. The following table presents our repurchases during the second quarter of fiscal 2014. Unless indicated otherwise below, all purchases were conducted on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2014 - January 31, 2014 *	246,459	$10.34	246,459	$17,451,895.04
February 1, 2014 - February 28, 2014	191,831	$9.88	191,831	$15,556,578.46
March 1, 2014 - March 31, 2014	96,500	$10.07	96,500	$14,584,408.35
Total	534,790	$10.13	534,790	$14,584,408.35
* Includes 195,244 shares purchased in a privately negotiated transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Digi International Inc. Employee Stock Purchase Plan as Amended and Restated as of October 29, 2013 (5)*

10	(b)	Digi International Inc. 2014 Omnibus Incentive Plan (6)*

10	(b)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)*

10	(b)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)*

10	(c)	Transition Agreement between the Company and Joseph T. Dunsmore dated April 22, 2014 (7)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File No. 333-194522)

(6)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File No. 333-194518)

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2014 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 2, 2014	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Digi International Inc. Employee Stock Purchase Plan as Amended and Restated as of October 29, 2013	Incorporated by Reference

10	(b)	Digi International Inc. 2014 Omnibus Incentive Plan	Incorporated by Reference

10	(b)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)
Filed Electronically

10	(b)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)	Filed Electronically

10	(c)	Transition Agreement between the Company and Joseph T. Dunsmore dated April 22, 2014	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically