Form 10-Q
period 2014-06-30
DIGI INTERNATIONAL INC
filed 2014-08-04
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 30, 2014, there were 24,847,740 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per common share data)
Revenue:
Hardware product	$43,303	$42,330	$125,852	$128,484
Service	4,582	6,494	15,237	15,528
Total revenue	47,885	48,824	141,089	144,012
Cost of sales:
Cost of hardware product	21,587	20,579	61,862	60,827
Cost of service	4,149	3,525	12,390	9,025
Total cost of sales	25,736	24,104	74,252	69,852
Gross profit	22,149	24,720	66,837	74,160
Operating expenses:
Sales and marketing	9,859	10,372	30,477	31,060
Research and development	7,253	7,606	21,921	22,798
General and administrative	5,317	4,850	14,659	16,356
Restructuring charges (reversal), net	—	—	81	(37)
Total operating expenses	22,429	22,828	67,138	70,177
Operating (loss) income	(280)	1,892	(301)	3,983
Other (loss) income, net:
Interest income	39	58	132	160
Interest expense	(4)	—	(5)	(37)
Other (loss) income, net	(69)	(59)	45	503
Total other (loss) income, net	(34)	(1)	172	626
(Loss) income before income taxes	(314)	1,891	(129)	4,609
Income tax (benefit) provision	(213)	363	(1,454)	851
Net (loss) income	$(101)	$1,528	$1,325	$3,758
Net income per common share:
Basic	$0.00	$0.06	$0.05	$0.14
Diluted	$0.00	$0.06	$0.05	$0.14
Weighted average common shares:
Basic	25,274	25,849	25,545	26,057
Diluted	25,274	26,114	25,965	26,323
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net (loss) income	$(101)	$1,528	$1,325	$3,758
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	384	127	546	(3,252)
Change in net unrealized (loss) gain on investments	(2)	(13)	62	(72)
Less income tax benefit (provision)	1	5	(24)	28
Other comprehensive income (loss), net of tax (1)	383	119	584	(3,296)
Comprehensive income	$282	$1,647	$1,909	$462
(1) No portion of other comprehensive income (loss) was attributed to reclassification adjustments during the three and nine month periods ending June 30, 2014 or 2013.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	September 30, 2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,917	$41,320
Marketable securities	32,329	47,006
Accounts receivable, net	24,654	26,829
Inventories	30,483	26,140
Deferred tax assets	3,464	3,174
Other	5,049	4,835
Total current assets	151,896	149,304
Marketable securities, long-term	12,338	17,389
Property, equipment and improvements, net	13,511	13,910
Identifiable intangible assets, net	7,557	9,728
Goodwill	104,329	103,569
Deferred tax assets	7,664	6,151
Other	437	221
Total assets	$297,732	$300,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,417	$8,906
Accrued compensation	7,792	7,410
Accrued warranty	900	1,063
Other	2,349	3,911
Total current liabilities	21,458	21,290
Income taxes payable	2,392	3,903
Deferred tax liabilities	288	415
Other noncurrent liabilities	242	79
Total liabilities	24,380	25,687
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,650,093 and 30,264,224 shares issued	306	303
Additional paid-in capital	217,720	211,982
Retained earnings	117,732	116,407
Accumulated other comprehensive loss	(15,006)	(15,590)
Treasury stock, at cost, 5,618,301 and 4,708,965 shares	(47,400)	(38,517)
Total stockholders’ equity	273,352	274,585
Total liabilities and stockholders’ equity	$297,732	$300,272
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2014	2013
	(in thousands)
Operating activities:
Net income	$1,325	$3,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,694	2,551
Amortization of identifiable intangible assets	2,787	3,326
Stock-based compensation	3,160	2,906
Excess tax benefits from stock-based compensation	(44)	(60)
Deferred income tax benefit	(2,033)	(1,397)
Bad debt/product return (recovery) provision	(196)	616
Inventory obsolescence	610	759
Restructuring charges (reversal), net	81	(37)
Other	(24)	(109)
Changes in operating assets and liabilities (net of acquisition)	(5,815)	(4,205)
Net cash provided by operating activities	2,545	8,108
Investing activities:
Purchase of marketable securities	(15,574)	(49,121)
Proceeds from maturities of marketable securities	35,364	51,773
Acquisition of business, net of cash acquired	—	(12,919)
Purchase of property, equipment, improvements and certain other intangible assets	(2,719)	(2,415)
Net cash provided by (used in) investing activities	17,071	(12,682)
Financing activities:
Excess tax benefits from stock-based compensation	44	60
Proceeds from stock option plan transactions	3,336	1,171
Proceeds from employee stock purchase plan transactions	770	740
Purchases of common stock	(9,651)	(10,577)
Net cash used in financing activities	(5,501)	(8,606)
Effect of exchange rate changes on cash and cash equivalents	482	(1,174)
Net increase (decrease) in cash and cash equivalents	14,597	(14,354)
Cash and cash equivalents, beginning of period	41,320	60,246
Cash and cash equivalents, end of period	$55,917	$45,892

Supplemental schedule of non-cash investing activities:
Issuance of common stock for business acquisition	$—	$6,804
Securities purchased, not settled	$—	$250
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
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented. In addition, refer to details regarding a revision to the Condensed Consolidated Balance Sheet at September 30, 2013 in Footnote 2. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2013 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Changes in Presentation
Beginning with our 2013 Financial Statements, we began presenting product and service revenue, as well as cost of product and service, on the face of our income statement. The prior year interim data for these line items has been recast accordingly. These reclassifications had no effect on reported consolidated net earnings for any period presented.
Recently Issued Accounting Pronouncements
Not Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2017. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.
In July 2013, FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. While we are evaluating the impact of the adoption of ASU 2013-11, we do not currently expect it to have a material impact on our consolidated financial statements.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We currently are reviewing ASU 2013-05 but do not expect it to have an effect on our consolidated financial statements as we currently do not intend to sell any foreign entities for which we hold a controlling financial interest.

2. PRIOR PERIOD REVISION
During the third quarter of fiscal 2014, we identified an error in accounting for our state research and development tax credit carryforwards. The error primarily relates to fiscal 2008. This error resulted in a $0.3 million cumulative understatement of retained earnings and the long-term deferred tax asset associated with the tax credit carryforwards. We evaluated this error in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99 and No. 108 and determined that the cumulative impact of the error was not material to our results of operations, financial position or cash flows in our previously issued financial statements. Therefore, amendments of previously filed reports are not required. As a result, we have revised our prior period financial statements to reflect the correction of the error. We corrected the error in the Condensed Consolidated Balance Sheet by increasing retained earnings and long-term deferred tax assets by $0.3 million as of September 30, 2013. The Condensed Consolidated Statement of Operations, Comprehensive Income and Cash Flows for fiscal 2013 were not affected by this revision.  Our fiscal 2014 consolidated financial statements were not affected by this revision.
The impact of this revision to our Condensed Consolidated Balance Sheet as of September 30, 2013 is summarized below (in thousands):

	As of September 30, 2013
	As Reported	As Revised
Deferred tax assets - non-current	$5,832	$6,151
Total assets	$299,953	$300,272
Retained earnings	$116,088	$116,407
Total stockholders’ equity	$274,266	$274,585
Total liabilities and stockholders’ equity	$299,953	$300,272

3. EARNINGS PER SHARE
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares result from dilutive common stock options and restricted stock units. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect for the three month period ended June 30, 2014. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the three month period ended June 30, 2014.

3. EARNINGS PER SHARE (CONTINUED)
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income	$(101)	$1,528	$1,325	$3,758
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,274	25,849	25,545	26,057
Effect of dilutive securities:
Stock options and restricted stock units	—	265	420	266
Denominator for diluted net income per common share — adjusted weighted average shares	25,274	26,114	25,965	26,323
Net income per common share, basic	$0.00	$0.06	$0.05	$0.14
Net income per common share, diluted	$0.00	$0.06	$0.05	$0.14
Certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. There were 4,979,372 and 3,399,013 potentially dilutive shares related to such stock options for the three and nine month periods ended June 30, 2014, respectively. For the three and nine months ended June 30, 2013, there were 5,000,974 and 4,322,874 potentially dilutive shares related to such stock options.
4. ACQUISITION
Etherios, Inc.
On October 31, 2012, we acquired Etherios, Inc. (“Etherios”). The total purchase price of $20.4 million included $13.7 million in cash (excluding cash acquired of $0.8 million) and $6.7 million represented by 715,571 shares of our common stock. The common stock issued was valued at $9.42 per common share.
Cash in the amount of $2.35 million was deposited to an escrow fund with a third party agent. Of the $2.35 million escrow, $0.3 million related to a holdback amount pending final determination of the unpaid debt and working capital as shown on the closing balance sheet. This holdback amount was released to the sellers in February 2013 as there were no changes to the closing balance sheet. An additional $2.05 million was held in escrow in accordance with the terms of the stock purchase agreement until eighteen months after closing. These amounts were held in escrow to satisfy any claims that representations and warranties in the stock purchase agreement were not true. Ultimately, no claims were made and the escrow agent released these funds on April 30, 2014. The escrowed amounts were included in the determination of the purchase consideration on the date of acquisition as management expected that the representation and warranty matters were determinable beyond a reasonable doubt.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. During the fourth quarter of fiscal 2013, we recorded final purchase accounting entries that reduced the value of the common stock issued by $0.1 million to reflect the closing price on the date of the acquisition and we reduced the fair value of the net tangible assets acquired by $0.3 million. These adjustments resulted in an increase of $0.2 million in goodwill. The final purchase price allocation resulted in the recognition of $17.3 million of goodwill. The acquisition resulted in the recognition of goodwill primarily because Etherios is a salesforce.com Platinum Partner and experienced in end user implementation of the Salesforce Service Cloud. Although the relationship with salesforce.com was important to us, it was not an exclusive relationship and required Etherios to compete with others for business opportunities.  Accordingly, we determined that this relationship could not be valued as a separate intangible asset of Etherios and as a result was a component of goodwill. As salesforce.com has signaled its intent for the Service Cloud to be used as a means to monitor machines, we have determined the acquisition of Etherios likely would further enhance our solutions offerings and provide another channel for revenue of our networking products.

4. ACQUISITION (CONTINUED)
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
5. SELECTED BALANCE SHEET DATA
(in thousands)

	June 30, 2014	September 30, 2013
Accounts receivable, net:
Accounts receivable	$24,978	$27,142
Less allowance for doubtful accounts	324	313
	$24,654	$26,829
Inventories:
Raw materials	$26,213	$21,171
Work in process	61	224
Finished goods	4,209	4,745
	$30,483	$26,140
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of June 30, 2014, 24 of our 65 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than three years. During the three months ended June 30, 2014 and 2013, we received proceeds from our available-for-sale marketable securities of $21.6 million and $13.6 million, respectively. During the nine months ended June 30, 2014 and 2013, we received proceeds from our available-for-sale marketable securities of $35.4 million and $51.8 million, respectively.

6. MARKETABLE SECURITIES (CONTINUED)
At June 30, 2014 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$23,253	$2	$(23)	$23,232
Certificates of deposit	4,002	2	(1)	4,003
Government municipal bonds	5,094	—	—	5,094
Current marketable securities	32,349	4	(24)	32,329
Non-current marketable securities:
Corporate bonds	5,079	—	(11)	5,068
Certificates of deposit	7,253	21	(4)	7,270
Non-current marketable securities	12,332	21	(15)	12,338
Total marketable securities	$44,681	$25	$(39)	$44,667

(1)	Included in amortized cost and fair value is purchased and accrued interest of $327.

At September 30, 2013 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$35,161	$10	$(30)	$35,141
Certificates of deposit	1,753	—	(2)	1,751
Government municipal bonds	10,115	—	(1)	10,114
Current marketable securities	47,029	10	(33)	47,006
Non-current marketable securities:
Corporate bonds	6,439	—	(6)	6,433
Certificates of deposit	11,003	—	(47)	10,956
Non-current marketable securities	17,442	—	(53)	17,389
Total marketable securities	$64,471	$10	$(86)	$64,395

(1)	Included in amortized cost and fair value is purchased and accrued interest of $629.

The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	June 30, 2014
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$19,874	$(34)	$—	$—
Certificates of deposit	498	(2)	1,997	(3)
Total	$20,372	$(36)	$1,997	$(3)

6. MARKETABLE SECURITIES (CONTINUED)

	September 30, 2013
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$29,911	$(35)	$2,001	$(1)
Certificates of deposit	12,451	(49)	—	—
Government municipal bonds	6,182	(1)	—	—
Total	$48,544	$(85)	$2,001	$(1)

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

7. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2014 using:
	Total carrying value at June 30, 2014	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$20,629	$20,629	$—	$—
Available-for-sale marketable securities:
Corporate bonds	28,300	—	28,300	—
Certificates of deposit	11,273	—	11,273	—
Government municipal bonds	5,094	—	5,094	—
Total cash equivalents and marketable securities measured at fair value	$65,296	$20,629	$44,667	$—

		Fair Value Measurements at September 30, 2013 using:
	Total carrying value at September 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$3,957	$3,957	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,574	—	41,574	—
Certificates of deposit	12,707	—	12,707	—
Government municipal bonds	10,114	—	10,114	—
Total cash equivalents and marketable securities measured at fair value	$68,352	$3,957	$64,395	$—
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the nine months ended June 30, 2014.
We had no financial assets valued with Level 3 inputs as of June 30, 2014 nor did we purchase or sell any Level 3 financial assets during the nine months ended June 30, 2014.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	June 30, 2014			September 30, 2013
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,323	$(45,299)	$1,024	$45,960	$(44,306)	$1,654
License agreements	2,440	(2,440)	—	2,440	(2,440)	—
Patents and trademarks	11,870	(9,824)	2,046	11,322	(9,000)	2,322
Customer relationships	19,185	(15,431)	3,754	18,954	(14,130)	4,824
Non-compete agreements	1,100	(367)	733	1,100	(202)	898
Order backlog	360	(360)	—	360	(330)	30
Total	$81,278	$(73,721)	$7,557	$80,136	$(70,408)	$9,728
Amortization expense was $0.9 million and $1.1 million for the three month periods ended June 30, 2014 and 2013, respectively. Amortization expense was $2.8 million and $3.3 million for the nine month periods ended June 30, 2014 and 2013, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2014 and the five succeeding fiscal years is (in thousands):

2014 three months	$810
2015	3,081
2016	1,697
2017	827
2018	482
2019	438
The changes in the carrying amount of goodwill are (in thousands):

	Nine months ended June 30,
	2014	2013
Beginning balance, October 1	$103,569	$86,209
Acquisition of Etherios, Inc.	—	17,120
Foreign currency translation adjustment	760	(718)
Ending balance, June 30	$104,329	$102,611
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
At June 30, 2014, our market capitalization was $235.8 million compared to our carrying value of $273.4 million. Our market capitalization plus our estimated control premium of 35% (discussed in the paragraphs below) resulted in a fair value in excess

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
of our carrying value by a margin of 16%. We concluded that no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded.
In June 2014, we performed a control premium study to determine the appropriate control premium to include in the calculation of fair value. We used a third party valuation firm to assist us in performing this control premium analysis. In order to estimate the range of control premiums appropriate for us, the following three methodologies were used: (1) analysis of individual transactions within our industry; (2) analysis of industry-wide data, and (3) analysis of global transaction data. Individual transactions in the Communication Equipment or Technology Hardware, Storage and Peripherals industries were used to find transactions of target companies that operated in similar markets and shared similar operating characteristics with our own.  Transaction screening criteria included selection of transactions with the following characteristics:
•At least 50 percent of a target company’s equity sought by an acquirer,
•Target company considered operating (not in bankruptcy),
•Target company had publicly traded stock outstanding at the transaction date, and
•Transactions announced between June 30, 2009 and the valuation date.
In analyzing industry-wide data, transactions in the following three industries were identified that encompassed the products offered by us: (1) Office Equipment and Computer Hardware, (2) Communications, and (3) Computer, Supplies and Services.  Finally, control premiums were considered for both domestic and international transactions. The control premium analysis resulted in a range of control premium of 30 percent to 40 percent. We reviewed the data provided and estimated that a 35 percent control premium best represented the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time. We chose 35 percent as it approximated the midpoint of the range and reflected the overall slight decrease in control premiums over the past several years.
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
9. INCOME TAXES
Income tax benefit was $0.2 million and $1.5 million for the three and nine months ended June 30, 2014, respectively. Tax benefits specific to the three months ended June 30, 2014 primarily include $0.3 million related to a valuation allowance reversal associated with the reassessment of state research and development tax credits. Tax benefits specific to the nine months ended June 30, 2014 primarily include $0.3 million related to a valuation allowance reversal associated with the reassessment of state research and development tax credits, $1.1 million related to the re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit for fiscal 2012, and $0.2 million for the release of income tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For both the three and nine month periods ended June 30, 2014, our effective tax rates before items specific to the period were greater than the statutory rate due primarily to U.S. tax implications of our non-U.S. operations and lower than expected benefits associated with certain state credits.
For the three months ended June 30, 2013, we recorded tax benefits specific to the period of $0.1 million for the release of income tax reserves due to the expirations of the statutes of limitation for U.S. Federal income tax for fiscal 2009. In addition, we recorded adjustments of estimates in connection with the filing of tax returns for the U.S. and a foreign tax jurisdiction. For the nine months ended June 30, 2013, we recorded tax benefits specific to the period of $0.6 million, which consisted of the items mentioned above for the three months ended June 30, 2013, $0.4 million relating to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012 and $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions.

9. INCOME TAXES (CONTINUED)
Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax benefits specific to the period, such as settlements of audits. We expect that we may record other benefits or expenses in the future that are specific to a particular quarter, based on expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted for both U.S. and foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2013	$3,332
Decreases related to:
Prior year income tax positions	(1,077)
Settlements	(94)
Expiration of statute of limitations	(160)
Unrecognized tax benefits as of June 30, 2014	$2,001
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.0 million. We expect an insignificant change in the total amounts of unrecognized tax benefits over the next 12 months.
We recognize interest and penalties related to income tax matters in income tax expense. During both the nine month periods ended June 30, 2014 and 2013, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties related to unrecognized tax benefits were $0.4 million at June 30, 2014 and $0.6 million at September 30, 2013. Our long-term income taxes payable on our condensed consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the above table.
At June 30, 2014, we had approximately $27.2 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only to repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $1.8 million to $2.8 million. This amount could have a material impact on our current consolidated balance sheets, results of operations and cash flows.
We operate in multiple tax jurisdictions, including the U.S. and other jurisdictions outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2009, except for certain refund claims applicable to fiscal 2009, in the case of U.S. federal tax authorities and prior to fiscal 2008 for non-U.S. income tax authorities. We were subject to a U.S. federal income tax audit for fiscal 2012 that was settled during the second quarter of fiscal 2014. For state taxing authorities, most notably in Minnesota, California and Texas, we are no longer subject to income tax examination for tax years generally before fiscal 2009.
During the third quarter of fiscal 2014, we discovered that we had not appropriately disclosed the deferred tax assets and related valuation allowances for the state research and development tax credit carryforwards in our tax footnote for previously issued filings. We will correct these disclosures for all periods presented in the tax footnote in our September 30, 2014 financial statements that will be included in our fiscal 2014 Form 10-K. Tax carryforwards were understated by $0.6 million and valuation allowances were understated by $0.3 million as of September 30, 2013 (see Footnote 2 to our Condensed Consolidated Financial Statements).
10. PRODUCT WARRANTY OBLIGATION
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to either repair or replace products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of

10. PRODUCT WARRANTY OBLIGATION (CONTINUED)
units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual.
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets as its own line item within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2014	$972	$105	$(177)	$900
Three months ended June 30, 2013	$925	$331	$(124)	$1,132

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2014	$1,063	$427	$(590)	$900
Nine months ended June 30, 2013	$1,021	$484	$(373)	$1,132

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
12. RESTRUCTURING
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
Fiscal 2012 Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. We recorded a $1.0 million restructuring charge. The restructuring related primarily to changes being implemented to focus on a shift in our business to

12. RESTRUCTURING (CONTINUED)
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
Below is a summary of the restructuring charges and other activity within the restructuring accrual during the first nine months of fiscal 2014 related to both the fiscal 2013 restructuring and the fiscal 2014 restructuring (in thousands):

Employee Termination Costs
Balance at September 30, 2013	$350
Restructuring charge	152
Payments	(431)
Reversals	(71)
Balance at June 30, 2014	$—

13. COMMON STOCK REPURCHASE
On October 29, 2013, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to support our employee stock purchase program and to return capital to shareholders. This new repurchase authorization expires on October 31, 2014 and replaced a similar program for fiscal 2013. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The timing of share repurchases will depend upon market conditions and other corporate considerations. During the second quarter of fiscal 2014, we began to repurchase our common stock in the open market. During the first nine months of fiscal 2014, we repurchased 1,001,657 shares for $9.7 million. As of June 30, 2014, $10.3 million remains available to repurchase our common stock.

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
Forward-Looking Statements
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, risks associated with the retirement of our CEO announced in April 2014 and the associated transition to a new CEO who has not yet been appointed, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2013, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We are a leading provider of machine to machine (M2M) networking products and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset and convey information about the asset’s status and performance, which can be sent to a computer system and used to monitor, improve or automate one or more processes. Increasingly these products and solutions are being deployed via wireless networks as wireless communications become more and more prevalent. Our products are deployed by a wide range of businesses and institutions. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.
Total revenue was $47.9 million for the third quarter of fiscal 2014 compared to $48.8 million for the third quarter of fiscal 2013, a decrease of $0.9 million or 1.9%.
Hardware product revenue for the third fiscal quarters of 2014 and 2013 was $43.3 million and $42.3 million, respectively. Revenue from growth hardware products in the third fiscal quarter of 2014 was $21.7 million, compared to $20.9 million in the third quarter of fiscal 2013, an increase of $0.8 million or 3.9%. Revenue from mature hardware products was $21.6 million in the third fiscal quarter of 2014, compared to $21.4 million in the third fiscal quarter of 2013, an increase of $0.2 million or 0.8%.
Revenue from our service offerings was $4.6 million in the third quarter of fiscal 2014, compared to $6.5 million in the year ago comparable quarter, a decrease of $1.9 million or 29.4%. The decrease in services revenue from the year ago comparable quarter primarily is due to customer deferral or cancellation of certain projects and the inability to replace the loss of revenue from these projects.
We recorded an operating loss of $0.3 million, or 0.5% of revenue, in the third quarter of fiscal 2014, compared to operating income of $1.9 million, or 3.9% of revenue in the year ago comparable quarter. The operating loss was a result of lower revenue than the year ago comparable quarter, as well as lower gross profit for our services offerings, resulting in an overall gross profit decrease of $2.6 million. Operating expenses were lower than a year ago by $0.4 million.
Net loss was $0.1 million in the third fiscal quarter of 2014, or $0.00 per diluted share, compared to net income of $1.5 million, or $0.06 per diluted share, in the third fiscal quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
	2014		2013		(decr.)	2014		2013		(decr.)
Revenue:
Hardware product	$43,303	90.4%	$42,330	86.7%	2.3	$125,852	89.2%	$128,484	89.2%	(2.0)%
Service	4,582	9.6	6,494	13.3	(29.4)	15,237	10.8	15,528	10.8	(1.9)
Total revenue	47,885	100.0	48,824	100.0	(1.9)	141,089	100.0	144,012	100.0	(2.0)
Cost of sales:
Cost of hardware product	21,587	45.1	20,579	42.2	4.9	61,862	43.8	60,827	42.2	1.7
Cost of service	4,149	8.6	3,525	7.2	17.7	12,390	8.8	9,025	6.3	37.3
Total cost of sales	25,736	53.7	24,104	49.4	6.8	74,252	52.6	69,852	48.5	6.3
Gross profit	22,149	46.3	24,720	50.6	(10.4)	66,837	47.4	74,160	51.5	(9.9)
Operating expenses	22,429	46.8	22,828	46.7	(1.7)	67,138	47.6	70,177	48.7	(4.3)
Operating (loss) income	(280)	(0.5)	1,892	3.9	(114.8)	(301)	(0.2)	3,983	2.8	(107.6)
Other (loss) income, net	(34)	(0.1)	(1)	—	NM	172	0.1	626	0.4	(72.5)
(Loss) income before income taxes	(314)	(0.6)	1,891	3.9	(116.6)	(129)	(0.1)	4,609	3.2	(102.8)
Income tax (benefit) provision	(213)	(0.4)	363	0.8	(158.7)	(1,454)	(1.0)	851	0.6	(270.9)
Net (loss) income	$(101)	(0.2)%	$1,528	3.1%	(106.6)%	$1,325	0.9%	$3,758	2.6%	(64.7)%
* NM means not meaningful
REVENUE
Overview
Total revenue was $47.9 million for the third quarter of fiscal 2014, compared to $48.8 million for the third quarter of fiscal 2013, a decrease of $0.9 million, or 1.9%. Total revenue was $141.1 million for the nine months ended June 30, 2014, compared to $144.0 million for the nine months ended June 30, 2013, a decrease of $2.9 million or 2.0%. No significant changes were made to our pricing strategy that would impact revenue during the three and nine month periods ended June 30, 2014 or 2013.
Hardware Products

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2014		2013		(decr.)	2014		2013		(decr.)
Growth hardware products	$21,751	50.2%	$20,943	49.5%	3.9%	$64,369	51.1%	$64,699	50.4%	(0.5)%
Mature hardware products	21,552	49.8	21,387	50.5	0.8	61,483	48.9	63,785	49.6	(3.6)
Total product revenue	$43,303	100.0%	$42,330	100.0%	2.3%	$125,852	100.0%	$128,484	100.0%	(2.0)%
Growth hardware product offerings include all wireless products, except for satellite-related products which we recently announced we would no longer sell. They also include the ARM-based embedded module product line with both wired and wireless connectivity. Revenue from growth hardware products increased by $0.8 million for the three months period ended June 30, 2014 compared to the same period a year ago. We experienced larger sales to certain cellular product customers, partially offset by a decrease in revenue from embedded modules as certain customers who generally make significant purchases each quarter delayed certain purchases.  While we expect to continue making sales to these customers in the future, the timing and magnitude of these delayed purchases is uncertain.
Growth hardware products revenue decreased by $0.3 million for the nine month period ended June 30, 2014 compared to the same period a year ago primarily related to a decrease in revenue from embedded modules as certain customers who generally make significant purchases each quarter delayed certain purchases during the first nine months of fiscal 2014. While we expect to continue making sales to these customers in the future, the timing and magnitude of these delayed purchases is uncertain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

This was partially offset by an increase in revenue from cellular products as we experienced larger sales to certain customers during the first nine months of fiscal 2014. The rate of growth may vary from quarter to quarter for our growth hardware products based on the timing of purchasing decisions by our customers.
Mature hardware product offerings include generally all wired products, such as our serial servers, Rabbit-branded modules, chips and USB hardware offerings along with satellite-related products. Earlier this fiscal year, we decided to discontinue our satellite-related products and certain of our serial cards and as a result, we experienced increased revenue as certain customers made final purchases of these discontinued products. We do not expect that revenue from our satellite-related products and certain serial cards will continue. Revenue of our mature hardware products increased by $0.2 million for the three month period ended June 30, 2014 compared to the same period a year ago. The increase was due to revenue from satellite-related products, chips, serial cards and USB connected products. This was partially offset by a decrease in revenue from Rabbit-branded modules and serial servers.
Mature hardware product revenue decreased by $2.3 million for the nine month period ended June 30, 2014 compared to the same period a year ago. These decreases primarily were due to a decline in revenue from serial servers, chips and Rabbit-branded modules, partially offset by an increase in USB connected products. There was also an increase in revenue from satellite-related products and certain serial cards as discussed above. Revenue from mature products can fluctuate due to large orders from customers as product lines mature. We expect that revenue from these products will continue to decrease in the future as they are in the mature portion of their product life cycles.
Services
The services offerings include our wireless product design and development services, customer relationship management (CRM) consulting services, application development services, licenses to use The Social Machine® application for use on the Force.com platform, our platform-as-a-service (PAAS) recurring revenue generated from our Device Cloud by Etherios™, and post-contract customer support and fees associated with technical support and training. Revenue from our service offerings, which are all part of our growth portfolio, was $4.6 million in the third quarter of fiscal 2014, compared to $6.5 million in the third quarter of fiscal 2013, a decrease of $1.9 million or 29.4%. CRM consulting services revenue decreased by $1.3 million, wireless design services revenue decreased by $0.5 million, and other service revenue decreased by $0.1 million in the third quarter of fiscal 2014 compared to the year ago comparable quarter. The decrease in services revenue from the year ago comparable quarter primarily is due to customer deferral or cancellation of certain projects and the inability to replace the loss of revenue from these projects. We presently expect flat to slight revenue growth from our wireless product design and development and CRM services for the remainder of fiscal 2014.
Revenue from our service offerings was $15.2 million for the nine months ended June 30, 2014, compared to $15.5 million for the nine months ended June 30, 2013, a decrease of $0.3 million or 1.9%. The decrease for the nine months ended June 30, 2014 compared to the same period a year ago was due to a decrease in our wireless design services revenue of $0.5 million, partially offset by additional revenue from CRM consulting services of $0.2 million. Revenue for the first nine months of fiscal 2013 included only eight months of CRM consulting services revenue from Etherios as we completed our acquisition of this company on October 31, 2012.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended June 30,		$ incr.	% incr.	Nine months ended June 30,		$ incr.	% incr.
($ in thousands)	2014	2013	(decr.)	(decr.)	2014	2013	(decr.)	(decr.)
North America, primarily United States	$27,988	$30,412	$(2,424)	(8.0)%	$84,777	$86,007	$(1,230)	(1.4)%
Europe, Middle East & Africa	11,833	11,388	445	3.9	35,373	35,311	62	0.2
Asia	6,679	5,912	767	13.0	16,748	18,672	(1,924)	(10.3)
Latin America	1,385	1,112	273	24.6	4,191	4,022	169	4.2
Total revenue	$47,885	$48,824	$(939)	(1.9)%	$141,089	$144,012	$(2,923)	(2.0)%
Revenue in North America decreased by $2.4 million for the three months ended June 30, 2014 compared to the same period a year ago, primarily due to a $1.8 million decline in revenue of our services offerings. We also experienced a reduction in revenue related to embedded modules that resulted from delays in purchases by certain OEM customers. These decreases in revenue were offset partially by an increase in revenue from cellular products. Revenue in North America decreased by $1.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million for the nine months ended June 30, 2014 compared to the same period a year ago. This primarily was due to a reduction in revenue related to embedded modules that resulted from delays in purchases by certain OEM customers and wireless design services. This was offset partially by an increase in revenue from cellular products.
Revenue in Europe, Middle East & Africa (“EMEA”) increased $0.4 million for the three months ended June 30, 2014 compared to the same period a year ago. This increase was primarily due to an increase in revenue from cellular products, partially offset by a decrease in revenue from serial servers. For the nine months ended June 30, 2014, revenue increased $0.1 million compared to the same period a year ago. Revenue in EMEA is primarily project based and may fluctuate from period to period.
Revenue in Asia increased by $0.8 million for the three month period ended June 30, 2014 compared to the same period a year ago, primarily related to an increase in revenue from cellular products, satellite-related products and chips. Asia revenue decreased $1.9 million for the nine months ended June 30, 2014 compared to the same period a year ago primarily due to a decline in revenue from serial servers. This was offset partially by an increase in revenue from satellite-related products. Historically, revenue in Asia has been concentrated on mature products. As the Asia marketplace transitions to growth products, revenue may vary significantly from quarter to quarter.
Revenue in Latin America increased by $0.3 million and $0.2 million for the three and nine month periods ended June 30, 2014, respectively, as compared to the same periods a year ago. This primarily was due to an increase in revenue from cellular products and embedded modules. As Latin America has not historically been a source of significant revenue, sales activity may vary significantly from quarter to quarter.
The fluctuation of foreign currency rates had a favorable impact on total revenue of $0.3 million and $0.8 million for the three and nine month periods ended June 30, 2014, respectively, when compared to the same periods a year ago, primarily due to the strengthening of the Euro and British Pound compared to the U.S. dollar.
GROSS MARGIN
Gross margins were 46.3% and 47.4% for the three month and nine month periods ended June 30, 2014, respectively, compared to gross margins of 50.6% and 51.5% for the three and nine month periods ended June 30, 2013, respectively. The decrease in gross margin for both the three and nine months ended June 30, 2014 as compared to the same periods in the prior year was due primarily to lower gross margins from our services offerings and underutilization of resources. Gross margins also decreased due to hardware product mix as the mix of products changes from mature to growth hardware and services. We expect that margins will continue to be lower than historical levels.
Hardware product gross margin was 50.2% and 50.8% for the three and nine month periods ended June 30, 2014, respectively, compared to 51.4% and 52.7% for the same periods a year ago. This represented a decrease of 1.2 percentage points and 1.9 percentage points, respectively. The decrease primarily was due to a shift in product mix, as revenue from mature hardware products is replaced with revenue from growth hardware products which generally have lower gross margins.
Service gross margin was 9.5% and 10.8% for the three and nine month periods ended June 30, 2014, respectively, compared to 45.7% and 41.9% for the same period a year ago. This represented a decrease of 36.2 and 31.1 percentage points, respectively. The decrease primarily was related to lower than anticipated CRM revenue and a resulting underutilization of consulting labor that had been retained for the expected demand for these services. We expect our service gross margin to vary from quarter to quarter for the foreseeable future as our CRM consulting services and our wireless product design and development services margins are dependent on the utilization rates of our personnel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2014		2013		(decr.)	2014		2013		(decr.)
Sales and marketing	$9,859	20.6%	$10,372	21.2%	$(513)	$30,477	21.6%	$31,060	21.6%	$(583)
Research and development	7,253	15.1%	7,606	15.6%	(353)	21,921	15.5%	22,798	15.8%	(877)
General and administrative	5,317	11.1%	4,850	9.9%	467	14,659	10.4%	16,356	11.3%	(1,697)
Restructuring	—	—%	—	—%	—	81	0.1%	(37)	—%	118
Total operating expenses	$22,429	46.8%	$22,828	46.7%	$(399)	$67,138	47.6%	$70,177	48.7%	$(3,039)
Sales and marketing expenses decreased $0.5 million and $0.6 million for the three and nine month periods ended June 30, 2014, respectively, compared to the same periods a year ago primarily due to a decrease in advertising and trade show expenses in addition to a decrease in compensation-related expenses related to reduced headcount, partially offset by an increase in expenses for outside services and professional fees.
Research and development expenses decreased $0.4 million and $0.9 million for the three and nine month periods ended June 30, 2014, respectively, as compared to the same periods a year ago. This primarily was due to decreased compensation-related expenses related to reduced headcount, partially offset by increases in expenses for contract labor, employee recruitment and occupancy.
General and administrative expenses increased $0.5 million for the three month period ended June 30, 2014 compared to the same period a year ago. This primarily was due to CEO transition expenses recorded in the third quarter of fiscal 2014, partially offset by a reduction in occupancy costs. General and administrative expenses decreased $1.7 million for the nine month period ended June 30, 2014 as compared to the same period a year ago. We recorded a patent infringement settlement of $1.5 million ($1.0 million, net of taxes) during the second quarter of fiscal 2013 (see Note 11 to our Condensed Consolidated Financial Statements). There were also other decreases in other legal expenses and occupancy costs, partially offset by an increase in compensation-related expenses and CEO transition expenses.
Restructuring expense of $0.1 million for the nine months ended June 30, 2014 pertains to a restructuring charge in India of $0.2 million relating to actions that were announced October 31, 2013, partially offset by a reversal of $0.1 million related to the 2013 restructuring announced September 27, 2013.
OTHER (LOSS) INCOME, NET
Other (loss) income, net remained mostly unchanged for the three month period ended June 30, 2014 as compared to the same period a year ago. For the nine month period ended June 30, 2014 as compared the same period a year ago, other income, net decreased by $0.4 million due primarily to less foreign currency gains compared to the same period a year ago.
INCOME TAXES
Income tax benefit was $0.2 million and $1.5 million for the three and nine months ended June 30, 2014, respectively. Tax benefits specific to the three months ended June 30, 2014 primarily include $0.3 million related to a valuation allowance reversal associated with the reassessment of state research and development tax credits. Tax benefits specific to the nine months ended June 30, 2014 primarily include $0.3 million related to a valuation allowance reversal associated with the reassessment of state research and development tax credits, $1.1 million related to the re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit for fiscal 2012, and $0.2 million for the release of income tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For both the three and nine month periods ended June 30, 2014, our effective tax rates before items specific to the period were greater than the statutory rate due primarily to U.S. tax implications of our non-U.S. operations and lower than expected benefits associated with certain state credits.
For the three months ended June 30, 2013, we recorded tax benefits specific to the period of $0.1 million for the release of income tax reserves due to the expirations of the statutes of limitation for U.S. Federal income tax for fiscal 2009. In addition, we recorded adjustments of estimates in connection with the filing of tax returns for the U.S. and a foreign tax jurisdiction. For the nine months ended June 30, 2013, we recorded tax benefits specific to the period of $0.6 million, which consisted of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

items mentioned above for the three months ended June 30, 2013, $0.4 million relating to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012 and $0.1 million for the release of income tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions.
Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax benefits specific to the period, such as settlements of audits. We expect that we may record other benefits or expenses in the future that are specific to a particular quarter, based on expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted for both U.S. and foreign jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At June 30, 2014, we had cash, cash equivalents and short-term marketable securities of $88.2 million compared to $88.3 million at September 30, 2013. Our working capital (total current assets less total current liabilities) was $130.4 million at June 30, 2014 and $128.0 million at September 30, 2013. We presently anticipate total fiscal 2014 capital expenditures will be approximately $3.9 million.
Net cash provided by operating activities was $2.5 million and $8.1 million for the nine months ended June 30, 2014 and 2013, respectively, a net decrease of $5.6 million. This was primarily due to a decrease in net income of $2.4 million and a decrease in cash resulting from changes in working capital of $1.6 million. Inventory increased, resulting in additional cash outlays, primarily due to large purchases of components that were being discontinued, as well as delays in purchases by certain customers. We also made payments against our accrued restructuring and experienced a decrease in accrued warranties. Cash also decreased due to a reduction in deferred income tax benefits of $0.6 million and a reduction in reserves for bad debt and product returns of $0.8 million as we reversed certain provisions during fiscal 2014.
Net cash provided by investing activities was $17.1 million during the nine months ended June 30, 2014, compared to net cash used in investing activities of $12.7 million during the nine months ended June 30, 2013, a net increase of $29.8 million. During the first nine months of fiscal 2014, we received net proceeds of $19.8 million from the maturation of certain marketable securities offset by $2.7 million of capital expenditures. During the first nine months of fiscal 2013, we spent $12.9 million, net of cash acquired, for the purchase of Etherios, Inc. During these nine months we also spent $2.4 million for capital expenditures, partially offset by net proceeds of $2.6 million from the maturation of certain marketable securities.
Cash used in financing activities was $5.5 million for the nine months ended June 30, 2014, compared to cash used in financing activities of $8.6 million for the nine months ended June 30, 2013. We repurchased $9.7 million of common stock during the first nine months of fiscal 2014 compared to repurchases of $10.6 million during the first nine months of fiscal 2013. During these nine months we also received $2.2 million of additional proceeds from stock option plan and employee stock purchase plan transactions compared to the same period a year ago.
We generally expect positive cash flows from operations and believe that our current cash, cash equivalents and short-term marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. On October 29, 2013, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock. We began repurchasing our common stock in the second quarter of fiscal 2014. This repurchase authorization expires on October 31, 2014. During the first nine months of fiscal 2014, we repurchased 1,001,657 shares for $9.7 million.
At June 30, 2014, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $100.6 million. This balance includes approximately $33.5 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $27.2 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $1.8 million to $2.8 million which could have a material impact on our current consolidated balance sheet, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Not Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2017. We are currently evaluating the impact that the adoption will have on our consolidated financial statements.
In July 2013, FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. While we are evaluating the impact of the adoption of ASU 2013-11, we do not currently expect it to have a material impact on our consolidated financial statements.
In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014. We currently are reviewing ASU 2013-05 but do not expect it to have an effect on our consolidated financial statements as we currently do not intend to sell any foreign entities for which we hold a controlling financial interest.

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
For the nine months ended June 30, 2014 and 2013, we had approximately $56.3 million and $58.0 million, respectively, of revenue from foreign customers including export sales. Of these sales, $18.0 million and $17.5 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2014	2013	(decrease)
Euro	1.3677	1.3078	4.6%
British Pound	1.6521	1.5655	5.5%
Japanese Yen	0.0098	0.0111	(11.7)%
Indian Rupee	0.0164	0.0183	(10.4)%
A 10% change from the first nine months of fiscal year 2014 average exchange rate for the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar would have resulted in a 1.3% increase or decrease in revenue and a 2.2% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. Many of our customers, however, make significant one time hardware purchases for large projects which are not repeated. As a result our revenue may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.  For instance, in the first, second and third fiscal quarters of 2014, our revenue was negatively impacted by the delay of certain purchases that we expected to occur in those quarters.
The ongoing shift of our sales efforts to focus more on the delivery of broader based solutions involves a more complex sales process and may involve longer sales cycles than the sale of our legacy hardware products.
We are migrating more of our sales resources towards the delivery of broader based solutions that can include the sale of hardware, custom applications and application hosting rather than the sale of only hardware point products. The sale of broader based solutions is often more complex than the sale of hardware products on a standalone basis and often involves the delivery of a value proposition that is based on business factors other than product features and functionality that drive many hardware sales. These sales also are more likely to be subject to increased levels of internal review by our customers compared to hardware point product sales and can have longer sales cycles as well. Sales of these types of solutions have not been a focal point of our company historically and our failure to develop our solutions based sales capabilities could have a material adverse impact on our long term business prospects. For instance, in the first, second and third quarters of 2014, our revenue and gross margin from our CRM implementation services offerings was negatively impacted by expenses related to labor that was underutilized as we experienced lower demand for services than we expected. In addition, the migration of more sales and marketing resources towards the delivery of broader based solutions could affect our sales and results of operations from quarter to quarter adversely as we devote less resources towards hardware point product sales that have traditionally represented the significant majority of our revenue and more towards the development of new sales channels for broader based solutions.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 29, 2013, our Board of Directors authorized a new program to repurchase up to $20 million of our common stock primarily to support our employee stock purchase program and to return capital to shareholders. This new repurchase authorization expires on October 31, 2014 and replaced a similar program for fiscal 2013. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The timing of share repurchases will depend upon market conditions and other corporate considerations. During the second quarter of fiscal 2014, we began to repurchase our common stock in the open market. The following table presents our repurchases during the third quarter of fiscal 2014. Unless indicated otherwise below, all purchases were conducted on the open market.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2014 - April 30, 2014	84,895	$9.95	84,895	$13,739,446.70
May 1, 2014 - May 31, 2014	155,915	$8.60	155,915	$12,399,235.87
June 1, 2014 - June 30, 2014	226,057	$9.07	226,057	$10,348,838.71
Total	466,867	$9.07	466,867	$10,348,838.71

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws of the Company (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan )*

10	(b)	Transition Agreement between the Company and Joseph T. Dunsmore dated April 22, 2014 (5)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed January 21, 2011 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2014 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	August 4, 2014	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)	Filed Electronically

10	(b)	Transition Agreement between the Company and Joseph T. Dunsmore dated April 22, 2014	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically