Form 10-K
period 2014-09-30
DIGI INTERNATIONAL INC
filed 2014-12-11
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $256,398,060 based on a closing price of $10.15 per common share as reported on the NASDAQ Global Select Market.
Shares of common stock outstanding as of December 9, 2014: 24,102,171
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

PART I.
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Words such as “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which the company operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, risks associated with the pending retirement of our Chief Executive Officer announced in April 2014 and the associated transition to a new Chief Executive Officer, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, which has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, including, but not limited to, any litigation involving allegations we have breached intellectual property rights, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
We are a leading provider of machine-to-machine (M2M) networking hardware and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset, convey information about the asset’s status and performance to a computer system and then use that information to improve or automate one or more processes. Increasingly these products and solutions are being deployed via wireless networks as wireless networking technologies become more and more prevalent.
Our solutions portfolio primarily includes:

•	Wireless and wired hardware products that have been the historical foundation of our business;

•	Services and solutions that include the following product offerings:

◦
Device Cloud by Etherios™ (Device Cloud) is a platform as-a-service (PaaS) offering. Device Cloud provides a secure environment in which customers can aggregate interaction with a large number of disparate devices and connect enterprise applications to these devices. This allows for devices to be monitored and controlled remotely and allows customers to easily collect, interpret and utilize data from many devices to operate their businesses more efficiently.

◦	Application development services for the creation of custom solutions to track and control devices;

◦	Product design and development services providing customers turn-key wireless networking products that can use a wide range of wireless technology platforms;

◦
Professional consulting services focused on integration and configuration of enterprise resource management (ERM) systems, including customer relationship management (CRM) systems. These services are focused principally on integration and configuration of salesforce.com products.

◦	The Social Machine®, an online software application that enables users of salesforce’s Force.com platform to track and control devices. It is often offered in conjunction with use of Device Cloud.

◦	Post-contract customer support and fees associated with technical support and training.
For more in-depth descriptions of our primary hardware products, please refer to the heading “Listing of Principal Hardware Products and Services” at the end of Part I, Item 1 of this Form 10-K.
Our solutions are deployed by a wide range of businesses and institutions. Any business that utilizes a significant number of devices, whose operation could benefit from remote monitoring or control, may realize benefits from M2M networking.
Our hardware product revenue represented 89.7%, 88.6% and 94.7% of our total revenue in fiscal 2014, 2013 and 2012, respectively. Our services revenue, which represented 10.3%, 11.4% and 5.3% of our total revenue in fiscal 2014, 2013 and 2012, respectively, includes any revenues from wireless product design and development services, customer relationship management (CRM) consulting services, application development services, revenue associated with The Social Machine®, PaaS recurring revenue generated from our Device Cloud platform, and post-contract customer support and fees associated with technical support and training.
Our corporate website address is www.digi.com. In the “Company - Investor Relations” section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and any amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Form 10-K, 10-Q or 8-K) in print by any stockholder who requests them from our investor relations personnel. The Investor Relations email address is ir@digi.com and its mailing address is: Investor Relations Administrator, Digi International Inc., 11001 Bren Road East, Minnetonka, Minnesota 55343. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
Industry and Marketplace Conditions
Long-Term Growth Prospects
We believe that the marketplace for M2M hardware and software networking products and related services is poised for strong long-term growth. We also believe that our company is well positioned to capitalize on this potential growth given the breadth of our product and service offerings as well as the depth of our experience and our expertise in developing and deploying M2M networking solutions. The M2M networking marketplace is already attracting a wide range of competitors and we expect more competitors will enter this space. Many of these competitors will have significantly more resources and operational scale.
We believe M2M networking is poised for strong long-term growth for two primary reasons:

•	The cost of connecting devices, sensors, machines, or other assets into networks has dropped dramatically over the past several years; and

•	Businesses and institutions desire to operate more efficiently and productively in a competitive global marketplace.

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
Short-Term Impacts of Economic and Regulatory Conditions
While we believe the long-term prospects for M2M networking are strong, we also feel this marketplace is susceptible to downturns in general economic conditions as well as uncertainty or changes in regulatory regimes. Sales cycles for networking equipment and solutions can be long and can require significant expenditures by customers. In turn, the willingness of customers to make purchases in times of economic or regulatory uncertainty that impact their businesses may be compromised. These economic and regulatory issues can be global or regional in nature.
Strategy
Long-Term Goal
Our primary long-term goal is to continue to be a leading global provider of M2M networking hardware and solutions that enables electronic devices to be provisioned, maintained, monitored, analyzed and managed remotely by businesses. In our business, M2M networking includes the following components that can be provided together or separately:

•	custom designed or off-the-shelf hardware that enables the delivery of data from devices to networks;

•	software applications, such as The Social Machine®, that allow customers to monitor and manage networked devices;

•	our Device Cloud, which aggregates and hosts device data securely as well as related software applications such as The Social Machine®; and

•	professional services to help customers define front-end requirements, deploy M2M solutions and provide ongoing support.
Current Status of Our Business
Historically, our business has been focused on the development and sale of hardware products. Several years ago, we recognized the potential of the Internet to change the way devices are monitored and used and began investing in other products and services to allow us to offer broader based M2M networking solutions. In fiscal 2008, we acquired Spectrum Wireless Design Services to broaden our ability to develop customized wireless products for customers desiring to connect devices to networks. In fiscal 2010, the Device Cloud was introduced as a platform that would enable customers to connect devices to the Internet for monitoring and control. In fiscal 2013, we acquired Etherios, Inc. which, among other things, provided us with The Social Machine®, an application designed to allow salesforce.com customers to monitor and control devices remotely using the familiar salesforce.com interface.
As we have expanded our product and service offerings to provide broader based solutions, our ability to dedicate research and development as well as sales and marketing resources to our legacy hardware business has been more constrained. While we continue to believe our business is well positioned to participate in the growth of M2M networking solutions, revenues derived from the sale of services like the Device Cloud, The Social Machine® and wireless design services have remained a relatively small part of our business.
During the last two fiscal years we have focused on the following business initiatives to advance our primary long term goal of continuing our leadership position as a M2M networking company:

•	The ongoing development and delivery of hardware products, principally wireless products, that have long been the foundation of our business and have generated the vast majority of our revenues.

•
The ongoing development and enhancement of the Device Cloud PaaS offering as well as The Social Machine® and other software applications and related services that expand our customer’s ability to monitor and control devices remotely. We have invested substantial amounts of our research and development budgets to these initiatives, relative to the minor amounts of revenue these offerings have provided to date.

•
The further development of sales and marketing capabilities that increasingly are focused on the ability of our customers to monitor and control devices remotely as opposed to the sales of hardware products alone.

•
The development of strategic relationships with other parties in the M2M marketplace such as key channel distributors, telecommunications service providers, enterprise application providers like salesforce.com, systems integrators and integrated circuit manufacturers.

We are continuing to focus on these initiatives as we work to pivot our business from sales of hardware products alone towards the supply of broader based M2M networking solutions.
In April 2014, our Chief Executive Officer, Joseph T. Dunsmore, announced that he will retire his position by no later than the end of calendar 2014. On December 3, 2014 we announced that the Board had elected Ronald E. Konezny as Mr. Dunsmore’s successor as Chief Executive Officer effective December 17, 2014. Once Mr. Konezny commences his employment, he will review the status of the Company’s business and may determine it is in our best interests to pursue certain changes to our strategy.
Acquisitions
On October 31, 2012 we acquired Etherios, Inc., a provider of consulting and professional services that uses a new cloud-based method for integrating machines into core business process via the salesforce.com service cloud (see Note 3 to our Consolidated Financial Statements). While we continue to evaluate opportunities as they are identified, this was our only acquisition in the past five years.
Sales Channels
We sell our products through a global network of distributors, systems integrators and value added resellers (VARs), and to original equipment manufacturers (OEMs).
Distributors
Our larger distributors, based on sales we make to them, include Arrow Electronics, Inc., Atlantik Elektronik GmbH, Avnet, Digi-Key Corporation, Express Systems & Peripherals, Future Electronics, Ingram Micro, Miel, Mouser Electronics, Solid State Supplies, Ltd., Synnex, Tech Data Corporation and Tokyo Electron Device Ltd.  We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia Pacific and Latin America.
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, partners include: AT&T, Bell Mobility, Ericsson, Freescale, Intel, Qualcomm, Rogers, Silicon Laboratories, Sprint, Telus, Verizon, VMware, Wind River and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions. Etherios® is a salesforce.com Platinum Partner with respect to providing salesforce.com customers with consulting and implementation services.
We have established relationships with equipment vendors in a range of industries such as energy, medical device, fleet management and tank management that allow the vendors to ship our products and services as component parts of their overall solutions. Our products are used by many of the world’s leading telecommunications companies and Internet service providers, including AT&T Inc., Sprint Nextel Corp. and Verizon Communications Inc.
No single customer comprised more than 10% of our consolidated revenue for any of the years ended September 30, 2014, 2013 or 2012.
Competition
We compete primarily in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability. While no competitor offers a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. We believe that as the marketplace for M2M connectivity products and solutions continues to grow and as we continue to expand our product and service offerings, it is likely we will encounter increased competition, some of whom may have access to significantly more financial and technical resources than we possess.
Manufacturing Operations
Our manufacturing operations are conducted through a combination of internal manufacturing and external subcontractors specializing in various parts of the manufacturing process.  We rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits (ASICs) and we outsource printed circuit board production.  This approach allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
Our products are manufactured to our designs with standard and semi-custom components. Most of these components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations in a material way. For instance, in November 2014 a fire disrupted the operations at one of our contract manufacturers in Thailand.
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
Research & Development and Intellectual Property Rights
During fiscal years 2014, 2013 and 2012, our research and development expenditures were $29.8 million, $30.3 million and $30.8 million, respectively. We presently spend a disproportionate amount of our research and development resources on software applications and the Device Cloud relative to the percent of revenue these offerings presently generate for us.
Due to rapidly changing technology in the communications technology industry, we believe that our success depends primarily upon the product and service development skills of our personnel as well as our ability to integrate any acquired technologies with organically developed technologies. We have incurred in-process research and development charges in connection with our past acquisitions, which were expensed upon consummation of the acquisitions. For future acquisitions, in-process research and development costs will be capitalized and amortized once placed in service according to authoritative guidance issued by the Financial Accounting Standards Board (FASB) related to business combinations. Such acquired in-process research and development charges will be disclosed separately and will be incremental to our research and development expenditures above discussed.
Our proprietary rights and technology are protected by a combination of copyrights, trademarks, trade secrets and patents.
We have established common law and registered trademark rights on a family of marks for a number of our products. Our products and services primarily are sold under the Digi, Etherios®, Rabbit® and Xbee® brands. We believe that the Digi and Rabbit® brands have established strong identities with our targeted customer base and our customers associate the Digi brand with “reliability” and the Rabbit® brand with “ease of integration.” We also believe that the Etherios® brand has a strong established identity and that our customers associate this brand with “expertise in Cloud Solutions.” We believe that our customers associate Xbee® with “ease of use.” Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability and ease of integration and use.
Our patents are applicable to specific technologies and are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.

Backlog
Backlog as of September 30, 2014 and 2013 was $26.2 million and $21.1 million, respectively. The increase in backlog at September 30, 2014 compared the prior year was mostly due to cellular-related products and wireless communication adapters using radio frequency "RF" technologies. The majority of the backlog at September 30, 2014 is expected to be shipped in fiscal 2015. Backlog as of any particular date is not necessarily indicative of our future sales trends.
Employees
We had 649 employees on September 30, 2014. We consider our relations with our employees to be good.
Geographic Areas and Currency Risks
Our customers are located throughout North America, Europe, Middle East & Africa (EMEA), Asia Pacific and Latin America. We are exposed to foreign currency transaction risk associated with certain sales being denominated in Euros, British Pounds, Japanese Yen and Indian Rupees and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2014, we had approximately $76.3 million of revenue related to foreign customers including export sales, of which $23.3 million was denominated in foreign currency, predominantly the Euro and British Pound. During 2013 and 2012, we had approximately $78.8 million and $78.2 million, respectively, of revenue to foreign customers including export sales, of which $24.3 million and $23.4 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds.
Financial information about geographic areas appears in Note 5 to our Consolidated Financial Statements in this Form 10-K.
PRINCIPAL HARDWARE PRODUCTS AND SERVICES
Hardware Products
Cellular Routers - Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for hard to reach sites and devices. These products have been certified by the major wireless providers in North America and abroad, including AT&T®, Verizon Wireless®, Sprint®, Bell Mobility and Rogers. All of our cellular products include a unique remote management platform that provides secure management of devices across remote networks and can all use the Device Cloud for remote management. In addition, application connectivity, management and customization are enabled via the Device Cloud platform for many of these products.
Wireless Gateways - A gateway aggregates local wireless data traffic and transports it over a cellular or other Internet Protocol (IP) based network, usually back to a central application or database. Our gateway products enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. These gateways can work in conjunction with our wireless adapters and wireless embedded modules to enable customers to monitor and manage remote devices in a non-intrusive and economical way. All of our gateway products are linked with the Device Cloud for secure management of devices across remote networks, application connectivity and customization.
Wireless Communication Adapters - Our wireless communication adapters are small box or module products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting ZigBee®, Wi-Fi® and proprietary radio frequency "RF" technologies, we can meet most customer application requirements, such as serial cable replacement, Ethernet cable replacement, mesh networking, low cost/low power remote monitoring, simple input/output "I/O" control functions, environmental sensors and long distance connectivity. In conjunction with one of our gateways, wireless communication adapters can be connected into the Device Cloud for remote management, application connectivity and customization.
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

Our modules can be divided into two categories: processor modules and communications modules. Our modules provide a full range of wireless and wired connectivity options. Processor modules provide customers with a networked platform for use as the main processor in an embedded system and the flexibility to add in custom features and functionality, as this ensures a quick time to market development cycle for a network-enabled device. These modules are targeted as the core processors for products such as access control systems, Smart Energy devices, Point-of-Sale (POS) systems, Radio Frequency ID (RFID) readers, medical devices and instrumentation and networked displays. Communication modules are ideal for network-enabling and web-enabling a device, and work well for customers who wish to easily accommodate both wired and wireless functionality in one product design. These modules make it very easy to add most any type of connectivity, especially wireless connectivity with our Xbee family. Typically with a communication module, there is another processor performing the central processing. Adding wired or wireless network communication to a device allows companies to manage that device over a network or by electronic means.
Integrated Circuits (Chips) - A chip (or microprocessor) provides the “brains” and processing power of an intelligent electronic device or communication sub-system. Some of our higher volume customers choose to purchase chips and build their own products. Chips are low cost but require the highest level of development expertise. Building a solution from the chip level offers a low cost of the end design, but the level of complexity in product development can increase risk and prolong time to market. Our chips have historically been the building blocks for many of our products (whether or not designed to be embedded into a larger product). By using our own microprocessors we can ensure complete hardware/software compatibility for product designs for certain of our products. We no longer develop new chips and now use Commercial-Off-the-Shelf (COTS) technology from companies such as Freescale and Ember for our new products, as we do not have a core competency in the semiconductor business and we believe that it is more effective to work with companies who can provide this expertise.
Software and Development Tools for Chips and Modules - Coupled with the chips and modules are a variety of development tools and associated software to make application development easy. We provide software and tools for a variety of operating environments and developer skill sets. These include Linux® and Microsoft® Windows® Embedded CE as well as our own Net+OS®, Dynamic C® and Python based Device Cloud by Etherios™ Dia.
Single Board Computers - Single-board computers (SBCs) are complete systems on a single circuit board. They are essentially a programmable box product without the enclosure. Everything is on the board and ready to be embedded into a larger system. They offer the same benefits as the processor modules, but eliminate the need for additional interface circuitry because they include all of the key device interface components on one circuit board.
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
USB Connected Products - The Universal Serial Bus (USB) is a “plug-and-play” interface between a computer and peripheral devices.  Most recently, our USB products have led the USB over IP connectivity market with our AnywhereUSB® product. This network enabled USB hub has been providing customers a unique mechanism in virtual servers to connect their license dongles over the network amongst other virtual server applications.  Newly added security features for our network USB hub product has caught the attention of customers with PCI compliant needs for secure connections in retail environments.  Over the past several years, USB ports have replaced serial ports on PCs due primarily to the usability and cost effectiveness of USB devices.  Our USB-to-serial converters continue to be used in legacy applications that need to connection multiple serial port devices to a central server.  The product line also includes USB hubs that add additional USB or powered USB ports, which are often used in vehicles such as police cars to connect the multiple USB devices.  The USB hub has also been used for battery charging stations of cell phones or tablets.
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

Satellite Communication Devices - Our acquisition of MobiApps Holdings Private Limited (MobiApps) in June 2009 added satellite communication products that provide worldwide satellite data transmit/receive capabilities for customers involved in satellite-based tracking and industrial remote communications. Operating over the ORBCOMM low-earth orbit satellite network, these products allow clients to monitor, track and manage their fixed and mobile assets around the world. In fiscal 2014, management determined to end-of-life the product lines acquired in connection with the MobiApps acquisition.
Services
Device Cloud by Etherios™ (Device Cloud) - Our Device Cloud, which is a platform as-a-service (PaaS) offering, provides a secure environment in which customers can aggregate interaction with a large number of disparate devices and connect them to enterprise applications. This allows for devices to be monitored and controlled remotely and allows customers to easily collect, interpret and utilize data from many devices to operate their businesses more efficiently.
Application development services - Our application development services create and support custom software to monitor and control devices;
Product design and development services - Our services provide customers turn-key wireless networking products that can use a wide range of wireless technology platforms;
Professional consulting services - We provide professional consulting services that are focused on integration and configuration of enterprise resource management (ERM) systems including customer relationship management (CRM) systems. Principally these services are focused on integration and configuration of salesforce.com products.
The Social Machine® - A cloud-based software application that enables users of salesforce’s Force.com platform to track and control devices. It is often offered in conjunction with use of Device Cloud.
Software development support services - We offer programming support, code consultation and troubleshooting for software development environments.
Wireless networking consulting services - These consulting services are offered for wireless systems through a variety of critical survey, configuration and optimization services.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, profitability, financial position, liquidity, capital resources and common stock.
Risks Relating to Our Business
Our dependence on new product development and the rapid technological change that characterizes our industry makes us susceptible to loss of market share resulting from competitors’ product introductions and enhancements, service capabilities and similar risks.
The M2M networking market is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles in certain instances and rapidly changing customer requirements. The introduction of products and enhancements embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenue to decline. Further, if competitors offer better service capabilities associated with the implementation and use of products in communication networks, our business could be impacted negatively.
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
We are deploying a services and solutions model using our own internally developed hosted services and cloud-based platform, software applications, and supporting products and services. We are employing significant human and financial resources to develop and deploy this cloud-based platform and related software applications and services. As we are working to grow and scale this part of our business, these investments adversely impacted our gross margins and profitability in the past and may continue to do so in the future. While we believe our wireless, device networking and connectivity expertise, investments in infrastructure, and our innovative environment provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Because these are relatively new solutions in the marketplace, we expect to encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. Whether we are successful in this new business model depends on a number of factors, including:

•	our ability to put in place the infrastructure to deploy and evolve our solutions effectively and continuously ;

•	the features and functionality of our platform relative to any competing platforms as well as our ability to market our platform effectively;

•	our ability to engage in successful strategic relationships with third parties such as telecommunications carriers, chip makers and systems integrators;

•	competing effectively for market share; and

•
deploying complete end-to-end solutions that meet the needs of the marketplace generally as well as the particular requirements of our customers more effectively and efficiently than competitive solutions.

Our Chief Executive Officer, Joseph T. Dunsmore, announced that he will retire as Chairman and Chief Executive Officer by December 31, 2014, which may harm our operations.
We announced in April 2014 that our Chairman and Chief Executive Officer, Joseph T. Dunsmore, would retire by December 31, 2014.  On December 3, 2014, we announced that Ronald E. Konezny had been elected by our Board to succeed Mr. Dunsmore as Chief Executive Officer effective December 17, 2014 and that the Board intended to elect a Chairman from among the independent members of our Board after Mr. Konezny commenced his employment.  Mr. Dunsmore has served as our Chief Executive Officer for almost 15 years and has been instrumental in the development, implementation and execution of our strategy and operations.  While we expect to engage in an orderly transition with Mr. Konezny and while  Mr. Dunsmore has entered into a transition agreement to assure his assistance with this process, we face a variety of risks and uncertainties due to Mr. Dunsmore’s retirement.  Our business may experience adverse consequences as a result of his retirement.  The transition to Mr. Konezny as our new Chief Executive Officer may divert the board of directors’ and management’s attention from other business concerns.  In addition, during our search for a new Chief Executive Officer, Michael R. Dannenfeldt, Senior Vice President, Etherios Solutions resigned his employment with us.  The impact of his loss on our business is unknown at this time, but could affect our business adversely.  Further, if we fail to retain other key personnel during this period of leadership transition, or do not hire or retain other personnel for key positions our business could be affected adversely.  In addition, Mr. Konezny may move to  make certain changes to our operations and strategy that if implemented may not be successful and may adversely impact our operations and financial results.
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenue and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For the fiscal years ended 2014, 2013 and 2012, our research and development expenses comprised 15.5%, 15.5% and 16.2%, respectively, of our revenue. If we are unable to develop new products, applications and services as a result of our research and development efforts, or if the products, applications and services we develop are not successful, our business could be harmed. Even if we develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.

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
A substantial portion of our recent development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment and medical equipment. In addition, we expect to devote a disproportionate amount of our research and development resources to the development of software applications (e.g., The Social Machine® and others) and our Device Cloud by Etherios™ (Device Cloud) cloud-based platform relative to the amount of revenue those solutions produce for our business presently. We believe these areas of investment are necessary as we work to transform our business to provide broader based M2M solutions to the marketplace. This disproportionate investment, however, may deter us from developing various hardware products, which is the area of our business that currently delivers the significant majority of both our revenue and profits. Our financial performance is dependent upon the development of the intelligent device and software solutions markets that we are targeting, the increasing adoption of these technologies and our ability to compete successfully and sell our products and solutions.
Our gross profits may be subject to decline.
Our gross profits may be subject to decline which could decrease our overall profitability and impact our financial performance adversely.  Many of the hardware products we sell are approaching the end of their product life cycle.  These mature hardware products typically sell at higher gross margins than our other product and service offerings.  In fiscal 2014, sales of mature hardware products represented about 43.0% of our overall revenue.  For several years revenues from the sale of these mature hardware products have been declining at a rate of between 1% and 10%, a trend we expect to continue.  In addition, ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products.  While part of our longer term strategy is to sell software applications and M2M solutions such as The Social Machine® and the Device Cloud which can provide recurring revenues at relatively high gross profit levels, these and similar offerings are at early stages of adoption by customers and their sales growth is not necessarily predictable or assured.  As such, our gross profit levels may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
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
A substantial part of our revenue is generated through sales by channel partner distributors and resellers. Sales through our channel partners accounted for 59.9%, 59.1% and 61.4% of our total revenue in fiscal 2014, 2013 and 2012 respectively. To the extent our channel partners are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They also may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.
Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties as well as our ability to integrate and assure use of our products and services in coordination with the products and services of certain strategic partners in a commercially acceptable manner.
We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and new strategic partners in the future. We believe our development of a broad based M2M solutions business is enhanced greatly by a variety of strategic relationships with parties such as telecommunications carriers, systems integrators, enterprise application providers and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests and there is no assurance any strategic relationship will generate enough revenue to offset the significant resources we use to advance the relationship. Parties with whom we establish strategic relationships may also work with companies that compete with us. We also have limited, if any, control as to whether these parties devote adequate resources to promoting, selling, and implementing our products. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain companies with whom we maintain strategic relationships de-emphasizing their dealings with us or becoming potential competitors in the future. We also have limited, if any, control as to other business activities of these parties and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law or otherwise suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.
In some cases we expect the establishment of a strategic relationship with a third party to result in integrations of our products or services with those of other parties. Identifying appropriate parties for these relationships as well as negotiating and documenting business agreements with them requires significant time and resources. We expect these agreements typically to be non-exclusive and not to prohibit the other party from working with our competitors or offering competing services. Once the relationship is established we may also encounter difficulties in combining our products and services in a commercially acceptable manner. We expect this type of dynamic where our ability to realize sales opportunities is dependent on how our products and services interact with those sold by third parties may become more common as the marketplace for M2M networking evolves. There can be no guaranty in any particular instance that we will be successful in making our products interact with those of other parties in a commercially acceptable manner and, even if we do, we cannot guaranty the resulting products and services will be marketed or sold effectively via the relationship.
We are subject to various cybersecurity risks, which are particularly acute in the cloud-based technologies operated by us and other third parties that form a part of our solutions. These risks may increase our costs and could damage our brand and reputation.
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
If a cyberattack or other security incident were to allow unauthorized access to or modification of our customers’ data or our own data, whether due to a failure with our systems or related systems operated by third parties, we could suffer damage to our brand and reputation. The costs we would incur to address and fix these incidents could significantly increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as regulatory focus on privacy and data security issues continues to increase and worldwide laws and regulations concerning the protection of information become more complex, the potential risks and costs of compliance to our business will intensify.
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
We have a material weakness in our internal control over financial reporting. If this material weakness persists or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
In connection with the preparation of our consolidated financial statements as of and for the year ended September 30, 2014, our management conducted an assessment of the effectiveness of our internal control over financial reporting. In connection with that assessment, we concluded there is a material weakness in our internal control over financial reporting with respect to the preparation, review and analysis of income tax balances. The Exchange Act Rule 12b-2 and Rule 1-02(p) of Regulation S-X define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The identified material weakness is further described in Part II, Item 9A of this Form 10-K.
Our remediation efforts with regard to the material weakness are also described in Part II, Item 9A of this Form 10-K. We cannot at this time estimate how long it will take, and while we expect to remediate this material weakness, it is possible that our initiatives may not prove to be successful. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Further, regardless of how well designed, operated and evaluated it may be, any system of internal control over financial reporting can provide only reasonable, not absolute, assurance that its objective will be satisfied. We cannot be certain that, in the future, additional material weaknesses will not exist or otherwise be discovered. If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected by misstatements or restatements of our consolidated financial statements, our business and financial condition could be harmed, investors may lose confidence in our reported financial information and the market price of our common shares may decline.
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
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. However, many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.  For instance, in fiscal 2014, our revenue was impacted negatively by the delay of certain purchases that we expected to occur.
The ongoing shift of our sales efforts to focus more on the delivery of broader based solutions involves a more complex sales process and may involve longer sales cycles than the sale of our legacy hardware products.
We are migrating more of our sales resources towards the delivery of broader based solutions that can include the sale of hardware, custom applications and application hosting rather than the sale of only hardware point products. The sale of broader based solutions is often more complex than the sale of hardware products on a standalone basis and often involves the delivery of a value proposition that is based on business factors other than product features and functionality that drive many hardware sales. These sales also are more likely to be subject to increased levels of internal review by our customers compared to hardware point product sales and can have longer sales cycles as well. Sales of these types of solutions have not been a focal point of our company historically and our failure to develop our solutions based sales capabilities could have a material adverse impact on our long term business prospects. For instance, throughout fiscal 2014, our revenue and gross margin from our CRM implementation services offerings was impacted negatively by expenses related to labor that was underutilized as we experienced lower demand for services than we expected. In addition, the migration of more sales and marketing resources towards the delivery of broader based solutions could adversely affect our sales and results of operations from quarter to quarter as we devote less resources towards hardware point product sales that have traditionally represented the significant majority of our revenue and more towards the development of new sales channels for broader based solutions.
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
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events. For instance, a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
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
Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters. If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner, or cause us to seek other sources of supply, which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier’s facilities. For instance, flooding in October 2011 and a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenue and profitability. Natural disasters in other parts of the world on which our operations are reliant also could have material adverse impacts on our business.
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
We enter into confidentiality agreements with all employees, and sometimes with our customers, potential customers and other third parties, and limit access to the distribution of our proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to prevent the misappropriation of our technology. Our pending patent applications may be denied and any patents, once issued, may be circumvented by our competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to our technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

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
The communications technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notification of a third-party claim that our products infringe other intellectual property rights. Any litigation to determine the validity of third-party infringement claims, whether or not determined in our favor or settled by us, may be costly and divert the efforts and attention of our management and technical personnel from productive tasks, which could have a material adverse effect on our ability to operate our business and service the needs of our customers. There can be no assurance that any infringement claims by third parties, regardless if they have merit, will not materially adversely affect our business, operating results or financial condition. In the event of an adverse ruling in any such matter, we may be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, operating results and financial condition.
We face risks associated with our international operations and expansion that could impair our ability to grow our revenue abroad as well as our overall financial condition.
We believe that our future growth is dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate business and cultural norms are different than those in the United States and practices that may violate laws and regulations applicable to us like the Foreign Corrupt Practices Act (FCPA) and the UK Anti-Bribery Act are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.
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
Foreign currency exchange rates may adversely affect our operating results.
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on transactions that are denominated in foreign currencies. Because our financial statements are denominated in U.S. Dollars and approximately 12.1% of our revenue is denominated in a currency other than U.S. Dollars, such as Euros, British Pounds, Indian Rupees and Yen, our revenues and earnings may be adversely impacted if the U.S. dollar strengthens significantly against these foreign currencies.

The loss of key personnel could prevent us from executing our business strategy.
Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and key technical and other personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining qualified personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy. Recently, Michael R. Dannenfeldt resigned as Senior Vice President, Etherios Solutions. The impact of his loss on our business is unknown at this time but could affect our business adversely.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2014, the closing price of our common stock on the NASDAQ Global Select Market ranged from $7.48 to $12.60 per share. Our closing sale price on November 14, 2014 was $7.50 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
If our stock price continues to decline over a sustained period of time or our profits significantly decrease, we may need to recognize an impairment of our goodwill.
The price of our common stock has declined in recent periods. If this decline continues over a sustained period of time, we could have an impairment of our goodwill. Our market value is dependent upon certain factors, including continued future growth of our products and solutions. If such growth does not materialize or our forecasts are not met, our profits could be significantly reduced and our market value may decline, which could result in an impairment of our goodwill. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
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
Our Certificate of Incorporation contains a “fair price” provision requiring majority stockholder approval for certain business combination transactions with interested parties, and this provision may not be changed without the vote of at least 80% of the outstanding shares of our voting stock. Other mechanisms in our charter documents may also delay, defer or prevent a change of control. For instance, our Certificate of Incorporation provides that our Board of Directors has authority to issue series of our preferred stock with such voting rights and other powers as the Board of Directors may determine. Furthermore, we have a classified board of directors, which means that our directors are divided into three classes that are elected to three-year terms on a staggered basis. Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year. Under Delaware law, directors serving on a classified board may not be removed by shareholders except for cause. Also, pursuant to the terms of our shareholder rights plan, each outstanding share of common stock has one attached right. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The effect of these anti-takeover provisions may deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over the market price to some or all stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our significant property locations as of September 30, 2014:

Location of Property	Use of Facility	Approximate Square Footage	Ownership or Lease Expiration Date
Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Minneapolis, MN	Engineering services	16,837	November 2016

San Francisco, CA	Sales	1,702	September 2017

Chicago, IL	Sales, marketing and administration	6,236	April 2019

Waltham, MA	Research & development, sales and sales support	6,836	October 2015

Rochester, MN	Engineering services	3,090	September 2016

Dallas, TX	Sales and administration	5,542	December 2019

Lindon, UT	Sales, technical support, research & development and administration	11,986	December 2015

Herndon, VA	Sales, marketing and technical support	2,416	October 2017

Hong Kong, China	Sales, marketing and administration	1,656	April 2016

Beijing, China	Sales, marketing and administration	3,149	November 2016

Shanghai, China	Sales, marketing and administration	1,991	May 2017

Dortmund, Germany	Sales, sales support, marketing and administration	9,293	March 2016

Ismaning, Germany	Sales, sales support and marketing	6,878	September 2016

Neuilly sur Seine, France	Sales and marketing	2,895	January 2018

Logrono, Spain	Sales, research & development and administration	3,228	October 2018

Tokyo, Japan	Sales	1,371	Perpetual

Bangalore, India	Sales, research & development and administration	17,400	March 2015

Singapore	Sales, marketing and administration	3,498	April 2017
In addition to the above locations, we perform sales activities in various other locations in Europe which are not deemed to be principal locations and which are not listed above. We believe that our facilities are adequate for our needs.

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
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the NASDAQ Global Select Market tier of the NASDAQ Stock Market LLC. On December 9, 2014, there were 132 shareholders of record.
The high and low sale prices for our common stock for each quarter during the years ended September 30, 2014 and 2013, as reported on the NASDAQ Stock Market LLC, were:
Stock Prices

2014	First	Second	Third	Fourth
High	$12.50	$12.75	$10.73	$9.53
Low	$9.39	$9.38	$7.90	$7.46

2013	First	Second	Third	Fourth
High	$10.29	$10.36	$10.23	$10.54
Low	$8.66	$8.75	$8.51	$9.01
Dividend Policy
We have never paid cash dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for periodic stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
Issuer Repurchases of Equity Securities
On October 28, 2014, subsequent to the end of fiscal 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This new repurchase authorization began on November 1, 2014 and expires on October 31, 2015 and replaces the below described program. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.
On October 29, 2013, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock. This repurchase authorization expired on October 31, 2014. We repurchased 1,734,421 shares for $15.8 million under this program during fiscal 2014. As of September 30, 2014, $4.2 million remained available for repurchase.
The following table presents our repurchases, which amounted to $6.2 million, during the fourth quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2014 - July 31, 2014	238,970	$8.75	238,970	$8,257,852.71
August 1, 2014 - August 31, 2014	255,644	$8.29	255,644	$6,139,328.67
September 1, 2014 - September 30, 2014	238,150	$8.15	238,150	$4,198,061.94
Total	732,764	$8.39	732,764	$4,198,061.94

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the NASDAQ Stock Market - U.S. Companies on September 30, 2009 to September 30, 2014, the last day of fiscal 2014, with the total cumulative return for the NASDAQ U.S. Benchmark TR Index and the NASDAQ Telecommunications Index (the “Peer Index”) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. Effective January 2, 2014, NASDAQ OMX has replaced total return values prepared by Center for Research in Security Prices (CRSP) with its own NASDAQ OMX Global Index data. As a result of this change, the NASDAQ US ("CRSP Index") has been replaced with the NASDAQ U.S. Benchmark TR Index and the NASDAQ Telecommunications Stocks ("CRSP Telecommunications") have been replaced with the NASDAQ Telecommunications Index (the "Peer Index"). Please note that the information for the CRSP Index and the CRSP Telecommunications is provided only from September 30, 2009 to September 30, 2013. The index level for the graph and table was set to $100 on September 30, 2009, for our Common Stock, the NASDAQ U.S. Benchmark TR Index, the Peer Index, the CRSP Index and CRSP Telecommunications and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
FY09
FY10
FY11
FY12
FY13
FY14
Digi International Inc.
NASDAQ U.S. Benchmark TR Index
Peer Index
CRSP Index
CRSP Telecommunications

	FY09	FY10	FY11	FY12	FY13	FY14
Digi International Inc.	$100.00	$111.38	$129.11	$119.25	$117.25	$88.03
NASDAQ U.S. Benchmark TR Index	$100.00	$111.60	$111.54	$145.16	$176.36	$207.85
Peer Index	$100.00	$118.04	$128.70	$171.14	$174.05	$197.28
CRSP Index	$100.00	$112.76	$117.78	$155.14	$189.54	N/A
CRSP Telecommunications	$100.00	$127.22	$132.54	$191.53	$256.21	N/A

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2014	2013	2012	2011	2010
Revenue (1)	$192,701	$195,381	$190,558	$204,160	$182,548
Gross profit	$90,484	$100,123	$100,337	$106,588	$92,209
Sales and marketing	40,576	40,513	39,242	39,549	37,010
Research and development	29,789	30,327	30,767	31,642	27,825
General and administrative (2)(3)	19,913	21,423	18,188	18,206	17,889
Restructuring charges, net	81	313	1,259	154	(468)
Operating Income	125	7,547	10,881	17,037	9,953
Total other income (expense), net	672	691	16	(522)	566
Income before income taxes	797	8,238	10,897	16,515	10,519
Income tax (benefit) provision (4)	(954)	2,433	3,282	5,496	1,578
Net income	$1,751	$5,805	$7,615	$11,019	$8,941

Net income per common share - basic	$0.07	$0.22	$0.30	$0.44	$0.36
Net income per common share - diluted	$0.07	$0.22	$0.29	$0.43	$0.36

Balance sheet data as of September 30,
Working capital (total current assets less total current liabilities) (5)	$125,927	$127,672	$155,035	$142,406	$121,763
Total assets (5)	$290,459	$299,930	$293,403	$283,875	$267,284
Stockholders' equity (5)	$265,298	$274,243	$270,834	$260,693	$240,533
Book value per common share (stockholders' equity divided by outstanding shares) (5)	$10.88	$10.73	$10.45	$10.17	$9.59
Number of employees as of September 30	649	686	643	691	648

(1)	Etherios, acquired on October 31, 2012, provided $11.0 million of revenue in fiscal 2013.

(2)	Included in general and administrative expense in fiscal 2010 is investigation and remediation expenses of $1.4 million ($0.9 million after tax).

(3)
Included in general and administrative expense in fiscal 2013 is $1.5 million ($1.0 million after tax) related to the patent infringement lawsuit settlement for U.S. Ethernet Innovations. (See Note 17 to our Consolidated Financial Statements).

(4)
In fiscal 2014, 2013 and 2012, we recorded net tax benefits of $1.4 million, $0.8 million and $1.5 million, respectively (see Note 11 to our Consolidated Financial Statements). In fiscal 2011 we reversed $0.7 million of income tax reserves from various jurisdictions, primarily foreign, related to the expiration of the statute of limitations. In fiscal 2010 we reversed $2.3 million of income tax reserves associated primarily with the closing of prior tax years through statute expiration and the conclusion of a U.S. federal income tax audit.

(5)
During the third quarter of fiscal 2014, we identified an error in accounting for our state research and development tax credit carryforwards (see Note 2 to our Consolidated Financial Statements). The error primarily related to fiscal 2008. This error resulted in a $0.3 million cumulative understatement of retained earnings and the long-term deferred tax asset associated with the tax credit carryforwards. As a result, we have revised our prior period financial statements to reflect the correction of the error.

During the fourth quarter of fiscal 2014, we identified an error in our income taxes receivable account, which originated in prior years (see Note 2 to our Consolidated Financial Statements). The error resulted in a $0.3 million overstatement of income taxes receivable or understatement of income taxes payable and an overstatement of retained earnings. As a result, we have revised our prior period financial statements to reflect the correction of the error.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

OVERVIEW
We are a leading provider of machine-to-machine (M2M) networking hardware and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset, convey information about the asset’s status and performance to a computer system and then use that information to improve or automate one or more processes. These products and solutions are being deployed more frequently via wireless networks as wireless networking technologies increase in prevalence. Our wireless and wired hardware products have been the historical foundation of our business.  In fiscal 2013, we acquired Etherios, Inc., a Platinum Partner of salesforce.com and experienced in end user implementation of the Salesforce Service Cloud. Etherios® provides consulting and professional services that uses a new cloud-based method for integrating machines into core business processes via the salesforce.com service cloud. Our products are deployed by a wide range of businesses and institutions. Any entity that utilizes a significant number of devices in the conduct of its operations can realize benefits from M2M networking. Device Cloud by Etherios™ (Device Cloud) provides a secure environment in which customers can aggregate interaction with large numbers of disparate devices and connect enterprise applications to these devices. Device Cloud is a platform-as-a-service (PaaS) offering that allows devices to be monitored and controlled remotely and lets customers easily collect, interpret and utilize data from many devices to operate their businesses more efficiently. We also assist customers by providing application development and hosting services. Among our application offerings is The Social Machine®, which is a cloud-based software application that enables users of the Force.com platform (an offering of salesforce.com) to monitor and control devices. We also offer product design and development services and professional consulting services focused on integration and configuration of enterprise resource management (ERM) systems including customer relationship management (CRM) systems.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the fiscal 2014 metrics that we feel are most important in these evaluations:

•
Revenue was $192.7 Million. Our revenue decreased by $2.7 million, or 1.4%, compared to revenue of approximately $195.4 million in fiscal 2013. The decrease in revenue was primarily attributable to a decrease in revenue of $2.4 million from professional services and product design services as customers cancelled or deferred projects that were not replaced.

•
Gross Margin was 47.0%.  Our gross margin decreased as a percentage of revenue to 47.0% in fiscal 2014 from 51.2% in fiscal 2013. Service gross margin for fiscal 2014 was 17.0% compared to 41.8% in the prior fiscal year as we experienced underutilization of consulting labor that had been retained for the expected demand of our service offerings. Hardware product gross margin was 50.4% in fiscal 2014 compared to 52.5% in the prior fiscal year due to product line and customer mix.

•
Net Income was $1.8 Million and Earnings Per Diluted Share were $0.07. Our net income decreased by $4.0 million, or 69.8%, compared to net income of $5.8 million in fiscal 2013. Earnings per diluted share were $0.07 in fiscal 2014 compared to $0.22 in fiscal 2013. Although revenue decreased by 1.4% in fiscal 2014 compared to the prior fiscal year, our gross profit decreased by $9.6 million, or 9.6% in fiscal 2014 compared to fiscal 2013. The decrease in gross profit was partially offset by a decrease in operating expenses of $2.2 million.

•
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) was $7.8 Million. Our EBITDA was $7.8 million, or 4.0% of revenue, in fiscal 2014 compared to $15.9 million, or 8.2% of revenue, in fiscal 2013. We believe that the presentation of EBITDA as a percentage of revenue, which is a non-GAAP financial measure, is useful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

because it provides a reliable and consistent approach to measure our performance from year to year and to assess our performance against that of other companies. We also believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.  EBITDA is also used as an internal metric for executive compensation, as well as incentive compensation for the rest of the employee base. It is monitored quarterly for these purposes. Below is a table reconciling net income to EBITDA (in thousands):

	Year ended September 30,
	2014		2013
		% of total revenue		% of total revenue
Total revenue	$192,701	100.0%	$195,381	100.0%
Net income	$1,751	0.9%	$5,805	3.0%
Interest income, net	(171)	(0.1)	(168)	(0.1)
Income tax (benefit) provision	(954)	(0.5)	2,433	1.2
Depreciation and amortization	7,146	3.7	7,877	4.0
Earnings before interest, taxes, depreciation and amortization	$7,772	4.0%	$15,947	8.2%

•
Our Balance Sheet was Impacted by Investing and Financing Decisions.  Our current ratio was 6.8 to 1 at September 30, 2014, compared to 7.0 to 1 at September 30, 2013.  Cash and cash equivalents and marketable securities, including long-term marketable securities, decreased $13.8 million to $91.9 million at September 30, 2014 from $105.7 million at September 30, 2013.  During fiscal 2014, we repurchased $15.8 million of our common stock (see Note 13 to our Consolidated Financial Statements).

We accomplished a number of key initiatives in fiscal 2014 and also faced significant challenges relative to our business.
Accomplishments

•	Throughout the year we made a number of product announcements which we believe will bring us commercial success. These include:

•
The ConnectCore® 6, which is the world’s first surface-mount multicore M2M module. We believe customers will find the space-efficient surface-mount feature to be attractive relative to competing products.

•	The world’s first carrier-agile M2M router with Gobi 4G LTE technology. We believe the flexibility in choosing a cellular carrier will be attractive to customers.

•
The announcement of a wireless vehicle adapter that connects directly to the diagnostic port of a vehicle. We believe this product will be attractive to vendors who produce tablet-based applications for vehicle electronic onboard data reporting.

•
Expansion of our distribution relationship with Arrow Electronics to include global territories. We believe this strengthens our channel strategy and ability to service customers outside North America.

•
We enhanced our sales and marketing processes.  Our sales teams have been repositioned to focus on specific target markets that help to drive customer, prospect, and channel insights.  We monitor metrics that reinforce desired outcomes and measure our quarterly performance against these metrics. In marketing, we implemented a new lead management approach that has resulted in a higher percentage of leads turning into opportunities.  We have established a strong marketing team with the skill sets needed to meet our transformation to a full solutions M2M organization.

•
We purchased $15.8 million of our common stock pursuant to the share repurchase plan authorized by our Board of Directors on October 29, 2013, which allowed us to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This repurchase authorization expired on October 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Challenges

•
In April 2014, our Chief Executive Office, Joseph T. Dunsmore, announced that he will retire from his position by no later than the end of December 2014. On December 3, 2014 the Board elected Ronald E. Konezny as Mr. Dunsmore's successor. We incurred $1.0 million of expenses during fiscal 2014 relating to Mr. Dunsmore's transition. We expect to incur approximately $0.3 million of additional expenses during the first quarter of fiscal 2015 related to this transition.

•
Service revenue declined by $2.4 million, or 11.0%, as customers cancelled or deferred projects that were not replaced. Gross profit also declined as a result of underutilization of consulting labor that had been retained for the expected demand for these services.

•
Revenue from our mature hardware products declined by 2.5% during fiscal 2014, which was aligned with our expectations that mature revenue will continue to decline. These products remain highly profitable and are a significant source of cash; however their ongoing decline in sales volume creates obstacles to overall revenue growth and exerts pressure on gross profits and gross margins. Revenue of mature products can fluctuate due to large orders from customers as product lines mature. We expect continued future decreases in mature product revenue of 5% to 15% annually.

•
Throughout fiscal 2014, Digi’s revenue was impacted by order cancellations and order deferrals.  Certain OEM customers who generally make significant quarterly purchases delayed certain purchases of our growth hardware products, particularly in the first half of the fiscal year.  While we saw some recovery later in the fiscal year, our growth hardware product revenue for the year was negatively impacted.  We expect that our growth hardware product revenue may vary in future periods based on the timing of purchasing decisions by our customers.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our Consolidated Statements of Operations, expressed in dollars and as a percentage of revenue and as a percentage of change from year-to-year for the years indicated.

	Year ended September 30,						% Increase (decrease)
($ in thousands)	2014		2013		2012		2014 compared to 2013	2013 compared to 2012
Revenue:
Hardware product	$172,846	89.7%	$173,078	88.6%	$180,434	94.7%	(0.1)%	(4.1)%
Service	19,855	10.3	22,303	11.4	10,124	5.3	(11.0)	120.3
Total revenue	192,701	100.0	195,381	100.0	190,558	100.0	(1.4)	2.5
Cost of sales:
Cost of hardware product	85,737	44.5	82,276	42.1	84,714	44.4	4.2	(2.9)
Cost of service	16,480	8.5	12,982	6.7	5,507	2.9	26.9	135.7
Total cost of sales	102,217	53.0	95,258	48.8	90,221	47.3	7.3	5.6
Gross profit	90,484	47.0	100,123	51.2	100,337	52.7	(9.6)	(0.2)
Operating expenses:
Sales and marketing	40,576	21.1	40,513	20.7	39,242	20.6	0.2	3.2
Research and development	29,789	15.5	30,327	15.5	30,767	16.2	(1.8)	(1.4)
General and administrative	19,913	10.3	21,423	11.0	18,188	9.5	(7.0)	17.8
Restructuring charges, net	81	—	313	0.2	1,259	0.7	(74.1)	(75.1)
Total operating expenses	90,359	46.9	92,576	47.4	89,456	47.0	(2.4)	3.5
Operating income	125	0.1	7,547	3.8	10,881	5.7	(98.3)	(30.6)
Other income, net	672	0.3	691	0.4	16	—	(2.7)	N/M
Income before income taxes	797	0.4	8,238	4.2	10,897	5.7	(90.3)	(24.4)
Income tax (benefit) provision	(954)	(0.5)	2,433	1.2	3,282	1.7	(139.2)	(25.9)
Net income	$1,751	0.9%	$5,805	3.0%	$7,615	4.0%	(69.8)%	(23.8)%
N/M means not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE
Overview
Total revenue was $192.7 million in fiscal 2014 compared to $195.4 million in fiscal 2013, a decrease of $2.7 million or 1.4%. Product revenue decreased by $0.3 million, or 0.1%, and service revenue decreased by $2.4 million, or 11.0%, in fiscal 2014 compared to the prior fiscal year. Total revenue was $195.4 million in fiscal 2013 compared to $190.6 million in fiscal 2012, an increase of $4.8 million or 2.5%. Revenue in fiscal 2013 included $11.0 million of revenue from Etherios® since the date of acquisition on October 31, 2012, partially offset by a decrease in revenue associated with our mature hardware products. We did not experience a material change in revenue due to pricing during fiscal 2014, 2013 or 2012.
In fiscal 2014, foreign currency rates compared to the prior year's rates had a favorable impact on revenue of $0.8 million. Fluctuation in foreign currency rates compared to the prior year’s rates had an unfavorable impact on revenue of $0.1 million in fiscal 2013 and $1.4 million in fiscal 2012.
Hardware Products
Our growth hardware product offerings include all wireless products as well as the ARM-based embedded module product line with both wired and wireless connectivity. Our mature hardware product offerings include generally all wired products, such as our serial servers, Rabbit®-branded modules, chips and USB hardware offerings along with satellite-related products. Earlier this year, we decided to discontinue our satellite-related products and certain of our serial cards. As a result, we experienced increased revenue as certain customers made final purchases of these discontinued products. We do not expect that revenue from our satellite-related products and certain serial cards will continue. Revenue for satellite-related products are included in the mature category for fiscal 2014 and fiscal 2013.
The following summarizes our product revenue by growth hardware and mature hardware product categories:

	Product Revenue			% of Product Revenue
($ in millions)	2014	2013	2012	2014	2013	2012
Growth hardware products	$89.9	$88.1	$89.2	52.0%	50.9%	49.4%
Mature hardware products	82.9	85.0	91.3	48.0%	49.1%	50.6%
Total product revenue	$172.8	$173.1	$180.5	100.0%	100.0%	100.0%
Growth hardware product revenue increased by $1.8 million, or 2.1%, in fiscal 2014 compared to fiscal 2013. Growth hardware product revenue increased $5.9 million primarily due to an increase in cellular related products, partially offset by a decrease in revenue of $4.1 million related to modules and wireless communication adapters as certain customers delayed purchases.
Growth hardware product revenue decreased $1.1 million, or 1.2%, in fiscal 2013 compared to fiscal 2012. Growth hardware product revenue decreased $2.7 million primarily due to a decrease in revenue from modules, satellite-related products and wireless communication adapters, partially offset by an increase in revenue of $1.6 million related to cellular products.
Revenue of our mature hardware products decreased by $2.1 million and $6.3 million for the twelve month periods ended September 30, 2014 and 2013 as compared to the same periods from the previous years, primarily due to a decline in Rabbit® modules and chips, partially offset by an increase in satellite-related products. Earlier this year, we decided to discontinue our satellite-related products and certain of our serial cards. As a result, we experienced increased revenue as certain customers made final purchases of these discontinued products. Our serial servers, satellite-related products, Rabbit®-branded modules, chips and USB hardware offerings are mature hardware products. We expect that revenue of these products will continue to decrease in the future as they are in the mature portion of their product life cycles. Revenue of mature products can fluctuate due to large orders from customers as product lines mature.
Services
Our services offerings, which we consider to be part of our growth portfolio, include wireless product design and development services, CRM consulting services, application development services, licenses to use The Social Machine® application for use on the Force.com platform, our PaaS recurring revenue generated from Device Cloud platform, and post-contract customer support and fees associated with technical support and training. The majority of our service revenue was generated from CRM

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

consulting services and wireless product design and development services. A smaller amount of revenue was generated from application development services, licenses to use The Social Machine® application, PaaS recurring revenue from the Device Cloud platform, post-contract customer support, and fees associated with technical support and training.
Service revenue for fiscal 2014 was $19.9 million compared to $22.3 in the prior fiscal year, a decrease of $2.4 million, or 11.0%. The decrease is primarily due to a decline in revenue in fiscal 2014 of $1.4 million for our CRM consulting services and $0.9 million for our wireless design services as certain customers cancelled or deferred projects that were not replaced.
Service revenue for fiscal 2013 was $22.3 million compared to $10.1 in the prior fiscal year, an increase of $12.2 million, or 120.2%. Our service revenue in fiscal 2013 included $11.0 million of revenue from Etherios® which was acquired on October 31, 2012. In addition, wireless design services revenue increased $0.9 million compared to the prior fiscal year, driven by improved sales processes that included, among other items, the introduction of new opportunities for this offering from sales leads developed in other parts of our business.
Revenue by Geographic Location
Our revenue by geographic location of our customers is as follows:

	Revenue			% of Revenue
($ in millions)	2014	2013	2012	2014	2013	2012
North America, primarily United States	$116.4	$116.6	$112.4	60.4%	59.7%	59.0%
Europe, Middle East & Africa	47.7	48.8	47.0	24.8%	25.0%	24.7%
Asia	22.8	24.5	24.9	11.8%	12.5%	13.0%
Latin America	5.8	5.5	6.3	3.0%	2.8%	3.3%
Total revenue	$192.7	$195.4	$190.6	100.0%	100.0%	100.0%
North America revenue in fiscal 2014 decreased $0.2 million, or 0.1%, compared to fiscal 2013, primarily due to a $2.4 million decrease in service revenue as certain customers cancelled or deferred projects that were not replaced and a reduction in embedded modules revenue that resulted from delays in purchases by certain OEM customers. This was partially offset by an increase in cellular products lines. North America revenue in fiscal 2013 increased $4.2 million, or 3.7%, compared to fiscal 2012 primarily due to increased service revenue associated with the acquisition of Etherios. This was offset partially by the decline of mature hardware products revenue, as expected.
EMEA revenue decreased $1.1 million, or 2.2%, in fiscal 2014 from fiscal 2013. This primarily was due to lower project-based customer purchases, particularly in the cellular product lines, partially offset by a favorable impact from fluctuations in foreign currency rates due to the strengthening of the British Pound and Euro compared to the U.S. Dollar. Revenue in EMEA increased $1.8 million, or 3.8%, in fiscal 2013 over fiscal 2012 mostly due to an improvement in general economic conditions in the European countries and large customer projects that closed during fiscal 2013.
Revenue in Asian countries decreased by $1.7 million, or 7.1%, in fiscal 2014 compared to fiscal 2013 mostly related to lower revenue from chips, serial servers and USB connected products as they are in our mature product category. We also experienced a decrease in our embedded modules and cellular-related growth products. This was partially offset by an increase in satellite-related products as we experienced increased demand when we announced in early fiscal 2014 that these products would be discontinued. Asia revenue decreased $0.4 million, or 1.3%, in fiscal 2013 from fiscal 2012 mostly related to lower revenue from satellite products for which we had initiated end-of-life actions.
Latin America revenue increased by $0.3 million, or 4.9%, in fiscal 2014 from fiscal 2013. This was primarily due to an increase in revenue from cellular products and embedded modules. Latin America revenue decreased by $0.8 million, or 12.0%, in fiscal 2013 compared to fiscal 2012 primarily due to a longer than anticipated time to close new customer projects as our distributors were impacted by certain regulatory changes in Argentina and unfavorable economic conditions in Mexico and Brazil.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue by Distribution Channel
The following table presents our revenue by distribution channel:

	Revenue			% of Revenue
($ in millions)	2014	2013	2012	2014	2012	2012
Direct/OEM channel	$77.2	$80.0	$73.6	40.1%	40.9%	38.6%
Distributors channel	115.5	115.4	117.0	59.9%	59.1%	61.4%
Total revenue	$192.7	$195.4	$190.6	100.0%	100.0%	100.0%
Revenue in fiscal 2014 in our Direct/OEM channel decreased by $2.8 million, or 3.5%, compared to the prior fiscal year mostly due to a decrease in revenue from our service offerings, which are typically sold through direct channels. During fiscal 2014, revenue by our distributors increased by $0.1 million, or 0.1%, compared to revenue in fiscal 2013.
During fiscal 2013, revenue in our Direct/OEM channel increased $6.4 million, or 8.8%, compared to revenue in fiscal 2012. During fiscal 2013, revenue by our distributors decreased by $1.6 million, or 1.4%, compared to revenue in fiscal 2012. We believe the decrease in revenue in the Distributors channel compared to the Direct/OEM channels was due to the decrease in sales of our mature hardware products which are sold more prevalently through distributors as compared to our growth hardware products as well as a decrease in our revenue in APAC and Latin America, most of which is through distributors. Revenue in our Direct/OEM channel increased primarily due to an increase in revenue for our service offerings.
GROSS PROFIT
2014 Compared to 2013
Gross profit was $90.5 million and $100.1 million in fiscal 2014 and 2013, respectively, a decrease of $9.6 million, or 9.6%. The gross margin for fiscal 2014 was 47.0% compared to 51.2% in fiscal 2013, a decrease of 4.2 percentage points.
Hardware product gross profit was $87.1 million and $90.8 million in fiscal 2014 and 2013, respectively, a decrease of $3.7 million, or 4.1%. The hardware product gross margin for fiscal 2014 was 50.4% compared to 52.5%, a decrease of 2.1 percentage points. The decrease primarily resulted from a change in hardware product mix and customer mix. The increase in growth hardware product revenue was more than offset by the decrease in mature hardware product revenue. Since our growth hardware products generally have lower gross margins than our mature hardware products, this created a decrease in overall hardware product gross margin.
Service gross profit was $3.4 million and $9.3 million in fiscal 2014 and 2013, respectively, a decrease of $5.9 million, or 63.8%. The service gross margin for fiscal 2014 was 17.0% compared to 41.8% in fiscal 2013, a decrease of 24.8 percentage points, mostly related to the underutilization of consulting labor that had been retained for the expected demand of our service offerings.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES
2014 Compared to 2013
Operating expenses were $90.4 million in fiscal 2014, a decrease of $2.2 million, or 2.4%, compared to $92.6 million in fiscal 2013. Below is a summary of our operating expenses by function:
Sales and marketing expenses were $40.6 million and $40.5 million in fiscal 2014 and 2013, respectively, an increase of $0.1 million or 0.2%. Commissions, travel and professional services increased by $0.7 million, partially offset by a $0.6 million decrease in trade show expenses.
Research and development expenses were $29.8 million and $30.3 million in fiscal 2014 and 2013, respectively, a decrease of $0.5 million or 1.8%. Compensation and employee-related expenses decreased by $0.7 million resulting primarily from lower headcount compared to the prior fiscal year. This was partially offset by $0.2 million in other miscellaneous research and development costs.
General and administrative expenses were $19.9 million and $21.4 million in fiscal 2014 and 2013, respectively, a decrease of $1.5 million or 7.0%. In fiscal 2013 we recorded a charge of $1.5 million due to a settlement on the U.S. Ethernet Innovations lawsuit and an asset impairment charge on identifiable intangible assets of $0.4 million. General and administrative expenses decreased $2.1 million in fiscal 2014 compared to the prior fiscal year due to outside services, occupancy expenses, and amortization as certain intangibles were fully amortized. This was partially offset by an increase in compensation and employee-related expenses of $1.4 million due to an increase in compensation-related expenses. We also incurred in fiscal 2014 $1.0 million of expense related to a transition agreement with our Chief Executive Officer pertaining to his retirement which will take place no later than the end of calendar 2014.
Restructuring expenses were $0.1 million in fiscal 2014, a decrease of $0.2 million, compared to $0.3 million in fiscal 2013. During fiscal 2014, we recorded a restructuring charge in India of $0.2 million related to actions that were announced October 31, 2013, partially offset by a $0.1 million reversal of our 2013 restructuring of our U.S. operations. During fiscal 2013, we incurred a net expense of $0.3 million related to a restructuring charge of certain of our operations in the U.S., partially offset by a reversal of our 2012 restructuring. For further information on restructuring, see Note 10 to our Consolidated Financial Statements.
2013 Compared to 2012
Operating expenses were $92.6 million in fiscal 2013, an increase of $3.1 million, or 3.5%, compared to $89.5 million in fiscal 2012. The following chart provides the more significant reasons for the fluctuations in expenses for the years ended September 30, 2013 and fiscal 2012 expressed as a percentage of total revenue:

	Year ended September 30,				$ incr.
($ in thousands)	2013		2012		(decr.)
Incremental ongoing expenses for Etherios® (acquired in October 2012)	$4,535	2.3%	$—	—%	$4,535
Patent litigation	1,525	0.8	200	0.1	1,325
Restructuring	313	0.2	1,259	0.7	(946)
Impairment of identifiable intangibles	361	0.2	—	—	361
All other operating expenses	85,842	43.9	87,997	46.2	(2,155)
Total operating expenses	$92,576	47.4%	$89,456	47.0%	$3,120
Sales and marketing expenses were $40.5 million in fiscal 2013, an increase of $1.3 million, or 3.2%, compared to $39.2 million in fiscal 2012. This increase was due primarily to the incremental sales and marketing expenses of Etherios® of $1.3 million since the date of acquisition.
Research and development expenses were $30.3 million in fiscal 2013, a decrease of $0.5 million or 1.4%, compared to $30.8 million in fiscal 2012, due to a net decrease in expenses of $1.7 million mostly for consulting services and compensation-related expenses. This was partially offset by an increase of $1.2 million related to incremental research and development expenses of Etherios® since the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses were $21.4 million in fiscal 2013, an increase of $3.2 million or 17.8%, compared to $18.2 million in fiscal 2012. This increase was due primarily to the incremental general and administrative expenses of Etherios® of $2.0 million since the date of acquisition and a settlement on the U.S. Ethernet Innovations lawsuit of $1.5 million in fiscal 2013. We also recorded a $0.4 million impairment charge in fiscal 2013 for certain identifiable intangible assets. These increases were partially offset by a decrease of $0.3 million in compensation-related expenses and other miscellaneous general and administrative expenses of $0.4 million as compared to the prior fiscal year.
Restructuring expenses were $0.3 million in fiscal 2013, a decrease of $1.0 million, compared to $1.3 million in fiscal 2012. On September 27, 2013, we recorded a $0.4 million charge related to the restructuring of certain of our operations in the U.S. (see Note 10 to our Consolidated Financial Statements). During fiscal 2012, we recorded a $1.0 million charge related to our 2012 restructuring that was announced on April 26, 2012. In addition, we recorded an additional $0.3 million charge related to the Breisach, Germany restructuring announced on July 21, 2011.
OTHER INCOME (EXPENSE), NET
2014 Compared to 2013
Total other income, net was $0.7 million in both fiscal 2014 and fiscal 2013. In fiscal 2014, we recorded $0.5 million of foreign currency net transaction gains compared to fiscal 2013 in which we recorded $0.4 million of foreign currency net transaction gains and $0.1 million gain on the sale of an investment. Our interest income on marketable securities and cash and cash equivalents declined slightly from fiscal 2013 to fiscal 2014 as our average investment balance decreased from $80.2 million in fiscal 2013 to $74.1 million in fiscal 2014. We earned an average interest rate of 0.3% in both fiscal 2014 and fiscal 2013.
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
INCOME TAXES
Our effective income tax rate was (119.7)%, 29.5% and 30.1% for fiscal years 2014, 2013 and 2012, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits (see Note 11 to our Consolidated Financial Statements).
During fiscal 2014, we recorded net tax benefits of $1.4 million related to the re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit of fiscal 2012, the reassessment of state research and development tax credits and the release of income tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions.
During fiscal 2013, we recorded net tax benefits of $0.8 million, related to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012 and the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions.
During fiscal 2012, we recorded net tax benefits of $1.5 million related to additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011, reversal of tax reserves for closure of various jurisdictions’ tax matters and tax rate reductions in foreign jurisdictions.
INFLATION
Management believes that during fiscal years 2014, 2013 and 2012, inflation has not had a material effect on our operations or on our consolidated financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We held cash, cash equivalents and short-term marketable securities of $80.4 million, $88.3 million and $118.6 million at September 30, 2014, 2013 and 2012, respectively. Our working capital was $125.9 million, $127.7 million and $155.0 million at September 30, 2014, 2013 and 2012, respectively. The decrease of cash, cash equivalents and short-term marketable securities and working capital during fiscal 2014 was attributable primarily to repurchases of our common stock, partially offset by maturities of our long-term marketable securities.
Consolidated Statements of Cash Flows Highlights:

	Year ended September 30,
($ in thousands)	2014	2013	2012
Operating activities	$1,809	$11,748	$15,127
Investing activities	16,579	(19,739)	(10,954)
Financing activities	(10,960)	(10,790)	2,311
Effect of exchange rate changes on cash and cash equivalents	(1,258)	(145)	(922)
Net increase (decrease) in cash and cash equivalents	$6,170	$(18,926)	$5,562
Net cash provided by operating activities was $1.8 million during fiscal 2014 compared to $11.7 million during fiscal 2013, a net decrease of $9.9 million. This net decrease is due to a decrease in net income of $4.1 million, net decreases in non-cash items of $2.5 million and a decrease in net working capital of $3.3 million. The decrease in working capital is primarily due to an increase in inventory of $3.0 million due to large purchases of components that were being discontinued by the suppliers and delays in purchases by certain customers.
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
Net cash provided by investing activities was $16.6 million in fiscal 2014 as compared to net cash used by investing activities of $19.7 million in fiscal 2013, an increase of $36.3 million. Marketable securities accounted for $24.0 million of the increase as we received net proceeds from maturities in fiscal 2014 compared to net purchases of marketable securities in fiscal 2013. We acquired Etherios in fiscal 2013 for $12.9 million, net of cash acquired. Our purchases of capital expenditures increased by $0.5 million in fiscal 2014 compared to the prior fiscal year. We received $0.1 million related to proceeds from an investment in fiscal 2013.
Net cash used in investing activities was $19.7 million in fiscal 2013 as compared to $11.0 million in fiscal 2012. We spent $12.9 million on the acquisition of Etherios, net of cash acquired, partially offset by $3.1 million fewer net purchases of marketable securities in fiscal 2013 compared to fiscal 2012 and $1.1 million fewer capital expenditures in fiscal 2013 as compared to fiscal 2012.
Net cash used in by financing activities was $11.0 million in fiscal 2014 as compared to $10.8 million in fiscal 2013. We used $15.7 million of cash to repurchase our common stock in fiscal 2014, partially offset by $4.7 million of proceeds related to exercises of stock options and employee stock purchase plan transactions. Net cash used by financing activities was $10.8 million in fiscal 2013 as compared to net cash provided by financing activities of $2.3 million in fiscal 2012. We used $14.1 million of cash to repurchase our common stock, offset by proceeds from exercises of stock options and employee stock purchase plan transactions of $3.3 million.
We expect positive cash flows from operations and believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations, common stock repurchases and capital expenditures for the next twelve months and beyond. On October 28, 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock. This repurchase authorization began on November 1, 2014 and expires on October 31, 2015.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2014, our total cash and cash equivalents and marketable securities balance, including long-term marketable securities was $91.9 million. At September 30, 2014, we had $26.4 million of accumulated undistributed foreign earnings that are indefinitely reinvested in non-U.S. subsidiaries, resulting in slightly more than half of our cash and cash equivalents being held by non-U.S. subsidiaries. Approximately $26.0 million of cash and cash equivalents was being held by our controlled foreign subsidiaries at September 30, 2014. Although we have no current need or intention to repatriate historical earnings in the form of cash in the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $0.5 million to $1.5 million.
The following summarizes our contractual obligations at September 30, 2014:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$6,329	$2,525	$2,944	$820	$40
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.7 million as of September 30, 2014. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities.
The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
FOREIGN CURRENCY
We are exposed to foreign currency transaction risk associated with certain sales being denominated in Euros, British Pounds, Japanese Yen and Indian Rupees and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2014, we had approximately $76.3 million of revenue related to foreign customers including export sales, of which $23.3 million was denominated in foreign currency, predominantly the Euro and British Pound. During 2013 and 2012, we had approximately $78.8 million and $78.2 million, respectively, of revenue to foreign customers including export sales, of which $24.3 million and $23.4 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds.
RECENT ACCOUNTING DEVELOPMENTS
Not Yet Adopted
In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. These amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, which for us, will be the fourth fiscal quarter ending September 30, 2017. Early adoption is permitted. While we are evaluating the impact of the adoption of ASU 2014-15, we do not expect it to have an impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. We will adopt this guidance beginning with

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

our fiscal quarter ending December 31, 2017. We are evaluating the impact that the adoption will have on our consolidated financial statements.
In July 2013, FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014 and do not expect it to have a material impact on our consolidated financial statements.
In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014 and do not expect it to have an effect on our consolidated financial statements as we do not intend to sell any foreign entities for which we hold a controlling financial interest.
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
REVENUE RECOGNITION
Our revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and Direct/OEM customers. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $1.7 million at September 30, 2014 and $1.8 million at September 30, 2013.
Revenue recognized for service revenue as a percentage of total revenue represented 10.3%, 11.4% and 5.3% in fiscal 2014, 2013 and 2012, respectively. Our service revenue is derived primarily from professional and engineering services performed by our Etherios® CRM and wireless design teams.  We also have some service revenue that is derived from our Device Cloud by Etherios™, which is a platform-as-a-service (PaaS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information.  We recognize service revenue from our

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Etherios® CRM professional services, wireless design services, and Device Cloud based upon performance, including final product delivery and customer acceptance.  In addition, we recognize small amounts of revenue from licenses to use The Social Machine® application and technical support which is recognized over the life of the contract, and training as the services are performed.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.4 million at September 30, 2014 and $0.3 million at September 30, 2013.
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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.  At June 30, 2014, our market capitalization was $235.8 million compared to our carrying value of $273.0 million. Our market capitalization plus our estimated control premium of 35% resulted in a fair value in excess of our carrying value by a margin of 17%. As a result, no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. The control premium used in our annual goodwill assessment at June 30, 2014 was based on a control premium study as of June 2014, resulting in a range of control premium of 30% to 40%. We reviewed the data and concluded that a 35% control premium best represented the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time.
During the fourth quarter of fiscal 2014, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2014. We concluded that no additional goodwill impairment assessment was required at September 30, 2014. We continue to monitor our stock price on a daily basis. If the stock price remained below certain thresholds for a significant period of time, we would complete an interim impairment assessment. We also monitor other events or circumstances that could have a significant impact on our operations. If one of these events or circumstances were to occur, we would evaluate whether an interim goodwill impairment assessment should be completed.

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
We have unrecognized tax benefits of $2.7 million classified as a long-term income tax liability. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately $0.6 million over the next 12 months due to the expiration of various statutes of limitations. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is $2.3 million.  We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $0.9 million and $1.1 million at September 30, 2014 and September 30, 2013, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge against interest rate risk.
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales being denominated in Euros, British Pounds, Japanese Yen or Indian Rupees and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Indian Rupee to the U.S. Dollar:

	Fiscal year ended September 30,		% increase
	2014	2013	(decrease)
Euro	1.3575	1.3120	3.5%
British Pound	1.6570	1.5616	6.1%
Japanese Yen	0.0098	0.0109	(10.1)%
Indian Rupee	0.0164	0.0178	(7.9)%
A 10.0% change from the 2014 average exchange rate for the Euro, British Pound, Yen and Rupee to the U.S. Dollar would have resulted in a 1.2% increase or decrease in annual revenue and a 2.2% increase or decrease in stockholders' equity. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rate.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digi International Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2014 and September 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the preparation, review and analysis of income tax balances as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
December 11, 2014

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended September 30,
	2014	2013	2012
	(in thousands, except per common share data)
Revenue:
Hardware product	$172,846	$173,078	$180,434
Service	19,855	22,303	10,124
Total revenue	192,701	195,381	190,558
Cost of sales:
Cost of hardware product	85,737	82,276	84,714
Cost of service	16,480	12,982	5,507
Total cost of sales	102,217	95,258	90,221
Gross profit	90,484	100,123	100,337
Operating expenses:
Sales and marketing	40,576	40,513	39,242
Research and development	29,789	30,327	30,767
General and administrative	19,913	21,423	18,188
Restructuring charges, net	81	313	1,259
Total operating expenses	90,359	92,576	89,456
Operating income	125	7,547	10,881
Other income, net:
Interest income	176	210	289
Interest expense	(5)	(42)	(23)
Other income (expense), net	501	523	(250)
Total other income, net	672	691	16
Income before income taxes	797	8,238	10,897
Income tax (benefit) provision	(954)	2,433	3,282
Net income	$1,751	$5,805	$7,615
Net income per common share:
Basic	$0.07	$0.22	$0.30
Diluted	$0.07	$0.22	$0.29
Weighted average common shares:
Basic	25,345	25,956	25,743
Diluted	25,730	26,237	26,146
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal years ended September 30,
	2014	2013	2012
	(in thousands)
Net income	$1,751	$5,805	$7,615
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,713)	(1,826)	(3,354)
Change in net unrealized gain (loss) on investments	43	(63)	126
Less income tax (provision) benefit	(17)	24	(51)
Reclassification of realized loss on investments included in net income (1)	—	—	15
Less income tax benefit (2)	—	—	(4)
Other comprehensive loss, net of tax	(2,687)	(1,865)	(3,268)
Comprehensive (loss) income	$(936)	$3,940	$4,347

(1)	Recorded in Other income (expense), net in our Consolidated Statements of Operations.

(2)	Recorded in Income tax (benefit) provision in our Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2014	2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,490	$41,320
Marketable securities	32,898	47,006
Accounts receivable, net	28,576	26,829
Inventories	31,247	26,140
Deferred tax assets	3,221	3,174
Other	4,249	4,493
Total current assets	147,681	148,962
Marketable securities, long-term	11,541	17,389
Property, equipment and improvements, net	13,231	13,910
Identifiable intangible assets, net	6,785	9,728
Goodwill	103,398	103,569
Deferred tax assets	7,383	6,151
Other	440	221
Total assets	$290,459	$299,930
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,451	$8,906
Accrued compensation	8,133	7,410
Accrued warranty	862	1,063
Other	2,308	3,911
Total current liabilities	21,754	21,290
Income taxes payable	2,724	3,903
Deferred tax liabilities	272	415
Other noncurrent liabilities	411	79
Total liabilities	25,161	25,687
Commitments and Contingencies (see Notes 16 & 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,703,895 and 30,264,224 shares issued	307	303
Additional paid-in capital	218,689	211,982
Retained earnings	117,816	116,065
Accumulated other comprehensive loss	(18,277)	(15,590)
Treasury stock, at cost, 6,313,937 and 4,708,965 shares	(53,237)	(38,517)
Total stockholders’ equity	265,298	274,243
Total liabilities and stockholders’ equity	$290,459	$299,930
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended September 30,
	2014	2013	2012
Operating activities:	(in thousands)
Net income	$1,751	$5,805	$7,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,557	3,461	3,339
Amortization of identifiable intangible assets	3,589	4,416	4,476
Stock-based compensation	4,330	3,773	3,727
Excess tax benefits from stock-based compensation	(44)	(67)	(198)
Deferred income tax benefit	(2,783)	(2,055)	(2,452)
Bad debt/product return provision	98	811	500
Inventory obsolescence	860	1,258	1,413
Intangible impairment charge	—	361	—
Restructuring charges, net	81	313	1,259
Other	3	(85)	13
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(2,730)	(2,368)	(343)
Inventories	(5,966)	(2,972)	(1,958)
Other assets	210	(212)	168
Income taxes	(1,408)	(2,634)	2,330
Accounts payable	970	1,413	(1,759)
Accrued expenses	(709)	530	(3,003)
Net cash provided by operating activities	1,809	11,748	15,127
Investing activities:
Purchase of marketable securities	(27,420)	(67,159)	(72,669)
Proceeds from maturities of marketable securities	47,420	63,089	65,533
Acquisition of businesses, net of cash acquired	—	(12,919)	—
Proceeds from sale of investment	—	136	135
Purchase of property, equipment, improvements and certain other intangible assets	(3,421)	(2,886)	(3,953)
Net cash provided by (used) in investing activities	16,579	(19,739)	(10,954)
Financing activities:
Excess tax benefits from stock-based compensation	44	67	198
Proceeds from stock option plan transactions	3,689	2,193	1,072
Proceeds from employee stock purchase plan transactions	1,009	1,008	1,041
Purchase of common stock	(15,702)	(14,058)	—
Net cash (used in) provided by financing activities	(10,960)	(10,790)	2,311
Effect of exchange rate changes on cash and cash equivalents	(1,258)	(145)	(922)
Net increase (decrease) in cash and cash equivalents	6,170	(18,926)	5,562
Cash and cash equivalents, beginning of period	41,320	60,246	54,684
Cash and cash equivalents, end of period	$47,490	$41,320	$60,246

Supplemental disclosures of cash flow information:
Interest paid	$5	$42	$23
Income taxes paid, net	$3,197	$6,300	$3,201
Supplemental schedule of non-cash investing and financing activities:
Accrual for capitalized intangible asset	$—	$42	$—
Issuance of common stock for business acquisition	$—	$6,741	$—
Accrual for purchase of common stock	$100	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2014, 2013 and 2012
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2011	29,101	$291	3,472	$(26,366)	$194,580	$102,645	$(10,457)	$260,693
Net income						7,615		7,615
Other comprehensive loss							(3,268)	(3,268)
Employee stock purchase issuances			(116)	877	164			1,041
Issuance of stock upon exercise of stock options	168	2			1,070			1,072
Tax benefit realized upon exercise of stock options					(46)			(46)
Stock-based compensation expense					3,727			3,727
Balances, September 30, 2012	29,269	$293	3,356	$(25,489)	$199,495	$110,260	$(13,725)	$270,834
Net income						5,805		5,805
Other comprehensive loss							(1,865)	(1,865)
Employee stock purchase issuances			(128)	1,030	(22)			1,008
Repurchase of common stock			1,481	(14,058)				(14,058)
Issuance of stock upon exercise of stock options	280	3			2,190			2,193
Tax benefit realized upon exercise of stock options					(188)			(188)
Acquisition of Etherios, Inc.	715	7			6,734			6,741
Stock-based compensation expense					3,773			3,773
Balances, September 30, 2013	30,264	$303	4,709	$(38,517)	$211,982	$116,065	$(15,590)	$274,243
Net income						1,751		1,751
Other comprehensive loss							(2,687)	(2,687)
Employee stock purchase issuances			(129)	1,082	(73)			1,009
Repurchase of common stock			1,734	(15,802)				(15,802)
Issuance of stock under stock award plans	440	4			3,685			3,689
Tax benefit realized upon exercise of stock options					(1,235)			(1,235)
Stock-based compensation expense					4,330			4,330
Balances, September 30, 2014	30,704	$307	6,314	$(53,237)	$218,689	$117,816	$(18,277)	$265,298

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
Marketable Securities
Marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. All marketable securities are accounted for as available-for-sale and are carried at fair value on our consolidated balance sheets with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers.
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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Identifiable intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. During the fourth quarter of fiscal 2013, we recorded an impairment charge of $0.4 million included in general and administrative expense on our Consolidated Statements of Operations for our single operating and reporting segment (see Note 5 to our Consolidated Financial Statements). There were no other impairments identified in fiscal 2013 and there were no impairments identified during fiscal years 2014 or 2012.
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
In June 2014 we performed a control premium study to determine the appropriate control premium to include in the calculation of fair value, using a third party valuation firm to assist us in performing the control premium analysis. In order to estimate the range of control premiums appropriate for us, three methodologies were used, including: (1) analysis of individual transactions within our industry; (2) analysis of industry-wide data, and (3) analysis of global transaction data. Individual transactions in the Communication Equipment or Technology Hardware, Storage and Peripherals primary industry segments were used to find transactions of target companies that operated in similar markets and shared similar operating characteristics with us.  Transaction screening criteria included selection of transactions with the following characteristics:
•At least 50 percent of a target company’s equity sought by an acquirer,
•Target company considered operating (not in bankruptcy),
•Target company had publicly traded stock outstanding at the transaction date, and

•	Transactions announced between June 30, 2009 and the valuation date.
In analyzing industry-wide data, transactions in three industries were identified that encompassed the products offered by us: Office Equipment and Computer Hardware, Communications, and Computer, Supplies and Services.  Finally, control premiums

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
were considered for both domestic and international transactions. The control premium analysis resulted in a range of control premium of 30% to 40%. We reviewed the data and concluded that a 35% control premium best represented the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time.
At June 30, 2014, our market capitalization was $235.8 million compared to our carrying value of $273.0 million. Our market capitalization plus our estimated control premium of 35% resulted in a fair value in excess of our carrying value by a margin of 17%. As a result, no goodwill impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. During the fourth quarter of fiscal 2014, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2014. We concluded that no additional impairment assessment was required at September 30, 2014.
As of June 30, 2013, our market capitalization was $241.4 million compared to our carrying value of $272.2 million. Our market capitalization plus our estimated control premium of 40% resulted in a fair value in excess of our carrying value by a margin of 24% and therefore no impairment was indicated.
If our stock price or control premium declines, the first step of our goodwill impairment analysis may fail. We have identified factors that could result in additional interim goodwill impairment testing; for example, we would perform the second step of the impairment testing if our stock price fell below certain thresholds for a significant period of time, or if our control premium significantly decreased. Events or circumstances may occur that could negatively impact our stock price, including changes in our anticipated revenue and profits and our ability to execute on our strategies. In addition, our control premium could decline due to changes in economic conditions, in the technology industry, in the financial markets or more generally. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have had no goodwill impairment losses since the adoption of Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Others, in fiscal 2003.
Warranties
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
Hardware product revenue as a percentage of total revenue was 89.7%, 88.6% and 94.7% in fiscal 2014, 2013 and 2012, respectively. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns, current on-hand inventory at distributors, and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding revenue is recorded.
Revenue recognized for service revenue as a percentage of total revenue represented 10.3%, 11.4% and 5.3% in fiscal 2014, 2013 and 2012, respectively. Our service revenue is derived primarily from professional and engineering services performed by our Etherios® customer relationship management (CRM) and wireless design teams.  We also have some service revenue that is derived from our Device Cloud by Etherios™, which is a platform-as-a-service (PaaS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information.  In addition, we have small amounts of revenue from technical support and training. We recognize service revenue from our Etherios® CRM professional services, wireless design services, and Device Cloud based upon performance, including final product delivery and customer acceptance.  In addition, we recognize small amounts of revenue from licenses to use The Social

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Machine® application and technical support which is recognized over the life of the contract, and training as the services are performed.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Fiscal years ended September 30,
	2014	2013	2012
Numerator:
Net income	$1,751	$5,805	$7,615
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,345	25,956	25,743
Effect of dilutive securities:
Stock options and restricted stock units	385	281	403
Denominator for diluted net income per common share — adjusted weighted average shares	25,730	26,237	26,146
Net income per common share, basic	$0.07	$0.22	$0.30
Net income per common share, diluted	$0.07	$0.22	$0.29
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were not included in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. At September 30, 2014, 2013 and 2012, potentially dilutive shares related to such stock options were 3,284,993, 3,939,541 and 2,023,213, respectively.

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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except for our Singapore location which uses the U.S. Dollar as its local currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our larger international subsidiaries, statements of operations accounts are translated at the daily rate. For all other international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency are reflected in the statement of operations. During fiscal 2014, 2013 and 2012 there were net transaction gains (losses) of $0.5 million, $0.4 million and $(0.4) million, respectively, that were recorded in other income (expense). We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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
Comprehensive (Loss) Income
Our comprehensive (loss) income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, which are charged or credited to the accumulated other comprehensive loss account in stockholders’ equity.
Recent Accounting Developments
Not Yet Adopted
In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. These amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, which for us, will be the fourth fiscal quarter ending September 30, 2017. Early adoption is permitted. While we are evaluating the impact of the adoption of ASU 2014-15, we do not expect it to have an impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2017. We are evaluating the impact that the adoption will have on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In July 2013, FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014 and do not expect it to have a material impact on our consolidated financial statements.
In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter ending December 31, 2014 and do not expect it to have an effect on our consolidated financial statements as we do not intend to sell any foreign entities for which we hold a controlling financial interest.
2. PRIOR PERIOD REVISION
During the third quarter of fiscal 2014, we identified an error in accounting for our state research and development tax credit carryforwards. The error primarily related to fiscal 2008. This error resulted in a $0.3 million cumulative understatement of retained earnings and the long-term deferred tax asset associated with the tax credit carryforwards. We evaluated this error in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99 and No. 108 and determined that the cumulative impact of the error was not material to our results of operations, financial position or cash flows in our previously issued consolidated financial statements. Therefore, amendments of previously filed reports were not required. However, we revised our prior period consolidated financial statements to reflect the correction of the error by increasing retained earnings and long-term deferred tax assets by $0.3 million as of September 30, 2013. We also corrected the Consolidated Statements of Stockholders’ Equity by increasing retained earnings by $0.3 million as of September 30, 2013, 2012 and 2011. The Consolidated Statements of Operations, Comprehensive (Loss) Income and Cash Flows for fiscal 2013 and 2012 were not affected by this revision.  Our fiscal 2014 consolidated financial statements were not affected by this revision.
During the fourth quarter of fiscal 2014, we identified an error related to our income taxes receivable account, which originated in prior fiscal years and resulted in a $0.3 million overstatement of current income taxes receivable and retained earnings. Our income taxes receivable account is included with our other current assets as of September 30, 2013. We evaluated this error in accordance with the SEC Staff Accounting Bulletin No. 99 and No. 108 and determined that the impact of the error was not material to our previously issued consolidated financial statements. Therefore, amendments of previously filed reports were not required. However, we revised our prior period consolidated financial statements to reflect the correction of the error by reducing retained earnings and current income taxes receivable by $0.3 million as of September 30, 2013. We also corrected the Consolidated Statements of Stockholders’ Equity by reducing retained earnings by $0.3 million as of September 30, 2013, 2012 and 2011. The Consolidated Statements of Operations, Comprehensive (Loss) Income and Cash Flows for fiscal 2013 and 2012 were not affected by this revision.  Our fiscal 2014 consolidated financial statements were not affected by this revision.
We evaluated these two errors individually and in the aggregate and concluded that no prior financial statements were materially misstated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. PRIOR PERIOD REVISION (CONTINUED)
The impact of this revision to our Consolidated Balance Sheet as of September 30, 2013 is summarized below (in thousands):

	As of September 30, 2013
	As Previously Reported	As Revised
Other current assets	$4,835	$4,493
Total current assets	$149,304	$148,962
Deferred tax assets - non-current	$5,832	$6,151
Total assets	$299,953	$299,930
Retained earnings	$116,088	$116,065
Total stockholders’ equity	$274,266	$274,243
Total liabilities and stockholders’ equity	$299,953	$299,930
The impact of this revision to our Consolidated Statements of Stockholders’ Equity as of September 30, 2013, 2012 and 2011 is summarized below (in thousands):

	Retained Earnings		Total Stockholders’ Equity
	As Previously Reported	As Revised	As Previously Reported	As Revised
Balances, September 30, 2011	$102,668	$102,645	$260,716	$260,693
Balances, September 30, 2012	$110,283	$110,260	$270,857	$270,834
Balances, September 30, 2013	$116,088	$116,065	$274,266	$274,243
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITION (CONTINUED)
Costs related to the acquisition, which included legal, accounting and valuation fees, in the amount of $0.2 million were charged directly to operations and were included in general and administrative expense in our Consolidated Statements of Operations for fiscal 2013.
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
4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2014 and 2013 are comprised of the following (in thousands):

	September 30, 2014			September 30, 2013
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$45,952	$(45,162)	$790	$45,960	$(44,306)	$1,654
License agreements	2,440	(2,440)	—	2,440	(2,440)	—
Patents and trademarks	11,667	(9,799)	1,868	11,322	(9,000)	2,322
Customer relationships	18,894	(15,445)	3,449	18,954	(14,130)	4,824
Non-compete agreements	1,100	(422)	678	1,100	(202)	898
Order backlog	360	(360)	—	360	(330)	30
Total	$80,413	$(73,628)	$6,785	$80,136	$(70,408)	$9,728
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
Amortization expense for fiscal years 2014, 2013 and 2012 is as follows (in thousands):

Fiscal year	Total
2014	$3,589
2013	$4,416
2012	$4,476
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2015	$3,053
2016	$1,795
2017	$795
2018	$482
2019	$438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill were (in thousands):

	Fiscal years ended September 30,
	2014	2013
Beginning balance, October 1	$103,569	$86,209
Acquisition of Etherios, Inc.	—	17,282
Foreign currency translation adjustment	(171)	78
Ending balance, September 30	$103,398	$103,569
5. SEGMENT INFORMATION AND MAJOR CUSTOMERS
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
The following table presents revenue for our growth and mature categories (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
Growth hardware products and all services	$109,763	$110,350	$99,257
Mature hardware products	82,938	85,031	91,301
Total revenue	$192,701	$195,381	$190,558
The information in the following table provides revenue by the geographic location of the customer for the fiscal years ended September 30, 2014, 2013 and 2012 (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
North America, primarily United States	$116,421	$116,541	$112,398
Europe, Middle East & Africa	47,729	48,815	47,042
Asia	22,762	24,507	24,844
Latin America	5,789	5,518	6,274
Total revenue	$192,701	$195,381	$190,558
Net property, equipment and improvements by geographic location are as follows (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
United States	$12,813	$13,321	$14,233
International, primarily Europe	418	589	924
Total net property, equipment and improvements	$13,231	$13,910	$15,157
Our U.S. export sales comprised 41.2% , 41.7% and 39.6% of revenue for the fiscal years ended September 30, 2014, 2013 and 2012. No single customer exceeded 10% of revenue for any of the periods presented. We had one customer, a distributor, whose accounts receivable balance comprised 13.8% of total accounts receivable at September 30, 2013. No single customer exceeded 10% of total accounts receivable for any other period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SELECTED BALANCE SHEET DATA
(in thousands)

	As of September 30,
	2014	2013
Accounts receivable, net:
Accounts receivable	$28,943	$27,142
Less allowance for doubtful accounts	367	313
Total accounts receivable, net	$28,576	$26,829

Inventories:
Raw materials	$26,402	$21,171
Work in process	315	224
Finished goods	4,530	4,745
Total inventories	$31,247	$26,140

Property, equipment and improvements, net:
Land	$1,800	$1,800
Buildings	10,522	10,522
Improvements	3,420	3,863
Equipment	13,646	14,989
Purchased software	3,559	12,296
Furniture and fixtures	2,477	2,481
Total property, equipment and improvements, gross	35,424	45,951
Less accumulated depreciation and amortization	22,193	32,041
Total property, equipment and improvements, net	$13,231	$13,910
7. MARKETABLE SECURITIES
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of September 30, 2014, 32 of our 74 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than 3 years. We received proceeds from the sale of our available-for-sale marketable securities of $47.4 million, $63.1 million and $65.5 million for fiscal 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2014 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$24,668	$1	$(22)	$24,647
Commercial paper	3,998	—	(1)	3,997
Certificates of deposit	4,252	2	—	4,254
Current marketable securities	32,918	3	(23)	32,898
Non-current marketable securities:
Corporate bonds	2,051	—	(4)	2,047
Certificates of deposit	9,502	14	(22)	9,494
Non-current marketable securities	11,553	14	(26)	11,541
Total marketable securities	$44,471	$17	$(49)	$44,439

(1)	Included in amortized cost and fair value is purchased and accrued interest of $213.
At September 30, 2013 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$35,161	$10	$(30)	$35,141
Certificates of deposit	1,753	—	(2)	1,751
Government municipal bonds	10,115	—	(1)	10,114
Current marketable securities	47,029	10	(33)	47,006
Non-current marketable securities:
Corporate bonds	6,439	—	(6)	6,433
Certificates of deposit	11,003	—	(47)	10,956
Non-current marketable securities	$17,442	$—	$(53)	$17,389
Total marketable securities	$64,471	$10	$(86)	$64,395

(1)	Included in amortized cost and fair value is purchased and accrued interest of $629.
The following tables show the fair values and gross unrealized losses of our available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	September 30, 2014
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$23,475	$(26)	$—	$—
Commercial paper	3,998	(1)	—	—
Certificates of deposit	2,980	(20)	748	(2)
Total	$30,453	$(47)	$748	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MARKETABLE SECURITIES (CONTINUED)

	September 30, 2013
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$29,911	$(35)	$2,001	$(1)
Certificates of deposit	12,451	(49)	—	—
Government municipal bonds	6,182	(1)	—	—
Total	$48,544	$(85)	$2,001	$(1)

8. FAIR VALUE MEASUREMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2014 using:
	Total carrying value at September 30, 2014	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$19,630	$19,630	$—	$—
Available-for-sale marketable securities:
Corporate bonds	26,694	—	26,694	—
Commercial paper	3,997	—	3,997	—
Certificates of deposit	13,748	—	13,748	—
Total cash equivalents and marketable securities measured at fair value	$64,069	$19,630	$44,439	$—

		Fair Value Measurements at September 30, 2013 using:
	Total carrying value at September 30, 2013	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$3,957	$3,957	$—	$—
Available-for-sale marketable securities:
Corporate bonds	41,574	—	41,574	—
Certificates of deposit	12,707	—	12,707	—
Government municipal bonds	10,114	—	10,114	—
Total cash equivalents and marketable securities measured at fair value	$68,352	$3,957	$64,395	$—
Cash equivalents are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the twelve months ended September 30, 2014.
We had no financial assets valued with Level 3 inputs as of September 30, 2014 nor did we purchase or sell any Level 3 financial assets during the twelve months ended September 30, 2014.
The use of different assumptions, applying different judgment to matters that are inherently subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our Consolidated Balance Sheets under Current Liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	September 30
2014	$1,063	$627	$(828)	$862
2013	$1,021	$669	$(627)	$1,063
2012	$941	$730	$(650)	$1,021
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
10. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	2014 Restructuring	2013 Restructuring	2012 Restructuring
	Employee Termination Costs	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2011	$—	$—	$—	$—	$—
Restructuring charge	—	—	568	395	963
Payments	—	—	(555)	(287)	(842)
Balance at September 30, 2012	—	—	13	108	121
Restructuring charge	—	350	—	—	350
Payments	—	—	—	(84)	(84)
Reversals	—	—	(13)	(24)	(37)
Balance at September 30, 2013	—	350	—	—	350
Restructuring charge	152	—	—	—	152
Payments	(152)	(279)	—	—	(431)
Reversals	—	(71)	—	—	(71)
Balance at September 30, 2014	$—	$—	$—	$—	$—
2014 Restructuring
On October 31, 2013, we announced our intention to restructure certain of our operations in India. The restructuring was primarily associated with cost reduction initiatives resulting in the elimination of approximately 40 engineering and sales positions in our work force. We recorded a restructuring charge of $0.2 million related to severance during the first quarter of fiscal 2014. The payments associated with these charges and all the actions associated with the restructuring were completed during the third quarter of fiscal 2014.
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
2012 Restructuring
On April 26, 2012, we announced our intention to restructure certain of our operations. We recorded a $1.0 million restructuring charge. The restructuring related primarily to changes being implemented to focus on a shift in our business to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RESTRUCTURING (CONTINUED)
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

11. INCOME TAXES
The components of income before income taxes are as follows (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
United States	$(5,097)	$(395)	$2,808
International	5,894	8,633	8,089
Total income before income taxes	$797	$8,238	$10,897
The components of the income tax (benefit) provision are as follows (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
Current:
Federal	$(309)	$1,418	$2,203
State	(58)	263	400
Foreign	2,196	3,148	3,131
Deferred:
U.S.	(2,623)	(2,270)	(2,229)
Foreign	(160)	(126)	(223)
Income tax (benefit) provision	$(954)	$2,433	$3,282
The net deferred tax asset consists of the following (in thousands):

	As of September 30,
	2014	2013
Current deferred tax asset	$3,221	$3,174
Non-current deferred tax asset	7,383	6,151
Current deferred tax liability	—	(60)
Non-current deferred tax liability	(272)	(415)
Net deferred tax asset	$10,332	$8,850

Uncollectible accounts and other reserves	$1,023	$1,138
Depreciation and amortization	276	255
Inventories	1,297	1,530
Compensation costs	8,606	8,025
Tax carryforwards	1,347	1,316
Valuation allowance	(572)	(807)
Identifiable intangible assets	(1,645)	(2,607)
Net deferred tax asset	$10,332	$8,850

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
As of September 30, 2014, we have estimated carryforwards for tax purposes as follows: state research and development credits of tax credit of $0.8 million, non-U.S. net operating losses of $0.4 million, and non-U.S. tax credit carryforwards of $0.2 million. The majority of the state research and development tax credits and non-U.S. net operating losses have an unlimited carryforward period. The majority of our non-U.S. tax credit carryforwards will expire in 2027.
Our valuation allowance for certain U.S. and foreign locations decreased to $0.6 million at September 30, 2014 from $0.8 million at September 30, 2013, resulting from our determination that it is more likely than not we will be able to utilize certain state research and development credits. The amount of the deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, an additional valuation allowance may be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax amount to our income tax (benefit) provision is as follows (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
Statutory income tax amount	$271	$2,801	$3,814
Increase (decrease) resulting from:
State taxes, net of federal benefits	(281)	(32)	77
Utilization of tax credits	(76)	(601)	(237)
Manufacturing deduction	(92)	(65)	16
Discrete tax benefits	(1,470)	(863)	(1,680)
Foreign operations	316	166	407
Adjustment of tax contingency reserves	168	800	532
Meals and entertainment	99	80	58
Employee stock purchase plan	85	77	96
Other, net	26	70	199
Income tax (benefit) provision	$(954)	$2,433	$3,282

During fiscal 2014, we recorded net tax benefits of $1.4 million related to the re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit of fiscal 2012, the reassessment of state research and development tax credits and the release of income tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions. These benefits are included within the discrete tax benefits in the above table.
During fiscal 2013, we recorded net tax benefits of $0.8 million, related to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012 and the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions. These benefits are included within the discrete tax benefits in the above table.
During fiscal 2012, we recorded net tax benefits of $1.5 million related to additional research and development tax credits identified for fiscal years ended September 30, 2009, 2010 and 2011, reversal of tax reserves for closure of various jurisdictions’ tax matters and tax rate reductions in foreign jurisdictions. These benefits are included within the discrete tax benefits in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
Unrecognized tax benefits at beginning of fiscal year	$3,332	$2,720	$2,061
Increases related to:
Prior year income tax positions	181	162	631
Current year income tax positions	148	733	441
Decreases related to:
Prior year income tax positions	(1,105)	—	(94)
Settlements	(95)	—	—
Expiration of statute of limitations	(160)	(283)	(319)
Unrecognized tax benefits at end of fiscal year	$2,301	$3,332	$2,720
The total amount of unrecognized tax benefits at September 30, 2014 that, if recognized, would affect our effective tax rate is $2.3 million. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately $0.6 million over the next 12 months due to the expiration of various statutes of limitations.
We recognize interest and penalties related to income tax matters in income tax expense. During the fiscal year ended September 30, 2014, there were $0.1 million of benefits for interest and penalties related to income tax matters in income tax expense. During the fiscal years ended 2013 and 2012, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits of $0.4 million at September 30, 2014 and $0.6 million at September 30, 2013. Our long-term income taxes payable on our consolidated balance sheets includes these accrued interest and penalties in addition to the unrecognized tax benefits in the table above.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S and face audits from various tax authorities regarding transfer pricing, tax credits, and other matters. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. With a few exceptions, we are longer subject to income tax examination for tax years prior to fiscal 2009. We are currently under audit by the state of Minnesota for fiscal years 2009 through 2012. In January 2015, German tax authorities will commence an audit of fiscal years 2009 through 2012. We do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.
At September 30, 2014, we had approximately $26.4 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need or intention to repatriate historical earnings in the form of cash in the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $0.5 million to $1.5 million.
12. STOCK-BASED COMPENSATION
During fiscal 2014, Stock-based awards were granted under the terms of the 2014 Omnibus Incentive Plan (the 2014 Plan), as well as the 2013 Omnibus Incentive Plan (the 2013 Plan), which expired during the second quarter of fiscal 2014. The authority to grant options under the 2014 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
We also have outstanding shares related to stock-based awards for plans in which we can no longer grant shares out of such as the 2000 Omnibus Stock Plan as amended and restated as of December 4, 2009 (the Omnibus Plan), which expired during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
second quarter of fiscal 2013 and the Stock Option Plan as amended and restated as of November 27, 2006 (the Stock Option Plan) and Non-Officer Stock Option Plan as amended and restated as of November 27, 2006 (the Non-Officer Plan), both of which expired during the first quarter of fiscal 2007 (the Plans).
The 2014 Plan authorizes the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options granted under this plan generally vest over a four year service period and will expire if unexercised after eight years from the date of grant. Restricted stock awards (RSU's) that were granted to Directors typically vest in one year. RSU's that were granted to executives and employees typically vest in January over a three-year period. Awards may be granted under the 2014 Plan until January 27, 2024 as the 2014 Plan was ratified on January 27, 2014 at the Annual Meeting of Stockholders. Options under the 2014 Plan can be granted as either incentive stock options (ISOs) or non-statutory stock options (NSOs). The exercise price of options and the grant date price of restricted stock shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. As of September 30, 2014, there were approximately 1,844,072 shares available for future grants under the 2014 Plan.
The 2013 Plan authorized the issuance of up to 1,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or stock awards. Eligible participants included our employees, non-employee directors, consultants and advisors. Options granted under this plan generally vested over a four year service period and will expire if unexercised after eight years from the date of grant. RSU's that were granted to Directors typically vested in one year. Awards may no longer be granted under the Incentive Plan as the plan was terminated effective January 27, 2014 at the Annual Meeting of Stockholders. Options under the 2013 Plan were granted as either ISOs or NSOs. The exercise price was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
The Omnibus Plan authorized the issuance of up to 5,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, performance units or stock awards. Eligible participants included our employees, non-employee directors, consultants and advisors. An authorization to issue an additional 2,500,000 common shares was ratified on January 25, 2010 at the Annual Meeting of Stockholders. Awards may no longer be granted under the Omnibus Plan as the plan was terminated as to future awards on January 28, 2013 at the Annual Meeting of Stockholders. Options under the Omnibus Plan were granted as either ISOs or non-statutory stock options NSOs. The exercise price was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
Awards outstanding under the Stock Option Plan and the Non-Officer Plan included NSOs and the Stock Option Plan also included ISOs to employees and others who provided services to us, including consultants, advisers and directors. Options granted under these plans generally vested over a four year service period and will expire if unexercised after ten years from the date of grant. The exercise price for ISOs and non-employee director options granted under the Stock Option Plan was set at the fair market value of our common stock based on the closing price on the date of grant. The exercise price for NSOs granted under the Stock Option Plan or the Non-Officer Plan was set by the Compensation Committee of the Board of Directors and was set to the exercise price based on the closing price on the date of grant.
We recorded cash received from the exercise of stock options of $3.7 million, $2.2 million and $1.1 million during fiscal years 2014, 2013 and 2012, respectively. The excess tax benefits from stock-based compensation were minimal during fiscal 2014, $0.1 million during fiscal 2013 and $0.2 million during fiscal year 2012. Upon exercise, we issue new shares of stock. The Plans have provisions allowing employees to elect to pay their withholding obligation through share reduction. No employees elected to pay income tax withholding obligations through share reduction during fiscal years 2014, 2013 and 2012.
We sponsor an Employee Stock Purchase Plan as amended and restated as of October 29, 2013, December 4, 2009 and November 27, 2006 (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The Purchase Plan was ratified on January 27, 2014 at the Annual Meeting of Stockholders to increase the number of shares reserved for future purchases to the Purchase Plan by 800,000 shares bringing the total number of shares to 2,800,000 shares of our Common Stock that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.0 million in fiscal 2014, 2013 and 2012. Pursuant to the Purchase Plan, 129,449, 128,853, and 115,477 common shares were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
issued to employees during the fiscal years ended 2014, 2013 and 2012, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2014, 741,378 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2014, 2013 and 2012.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
Cost of sales	$345	$183	$166
Sales and marketing	1,179	1,261	1,271
Research and development	735	772	724
General and administrative	2,071	1,556	1,566
Stock-based compensation before income taxes	4,330	3,772	3,727
Income tax benefit	(1,491)	(1,192)	(1,240)
Stock-based compensation after income taxes	$2,839	$2,580	$2,487
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2013	6,279	$10.67
Granted	982	10.62
Exercised	(400)	10.58
Forfeited / Cancelled	(832)	11.72
Balance at September 30, 2014	6,029	$10.61	5.4	$—

Exercisable at September 30, 2014	4,364	$10.76	4.6	$—
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $7.50 as of September 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2014, 2013 and 2012 was $0.5 million, $0.5 million and $0.7 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Fiscal years ended September 30,
	2014	2013	2012
Fair value of options granted (in thousands)	$4,269	$3,950	$4,086
Weighted average per option grant date fair value	$4.35	$3.77	$4.45
Assumptions used for option grants:
Risk free interest rate	1.76% - 2.02%	0.88% - 1.78%	0.84% - 1.33%
Expected term	6.00 years	6.25 years	6.25 years
Expected volatility	38% - 40%	40%	41% - 42%
Weighted average volatility	40%	40%	41%
Expected dividend yield	0	0	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
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
A summary of our non-vested options as of September 30, 2014 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Options	Weighted Average Grant Date Fair Value per Common Share
Nonvested at September 30, 2013	1,717	$3.56
Granted	982	$4.35
Vested	(202)	$3.86
Forfeited / Cancelled	(832)	$4.22
Nonvested at September 30, 2014	1,665	$3.66
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2014 was 2.0%. As of September 30, 2014 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $6.7 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.
At September 30, 2014, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$7.88 - $8.03	637	4.98	$8.01	637	$8.01
$8.04 - $9.50	1,234	6.53	$8.99	727	$8.86
$9.51 - $10.00	974	6.06	$9.68	870	$9.69
$10.01 - $11.00	1,781	6.66	$10.72	737	$10.65
$11.01 - $13.00	517	2.97	$12.32	509	$12.32
$13.01 - $15.00	478	1.53	$13.92	476	$13.92
$15.01 - $16.88	408	2.68	$15.28	408	$15.28
$7.88 - $16.88	6,029	5.37	$10.61	4,364	$10.76
The total grant date fair value of shares vested was $0.8 million in fiscal 2014, $3.1 million in fiscal 2013 and $3.0 million in fiscal 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
A summary of our non-vested restricted stock units as of September 30, 2014 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2013	49	$9.71
Granted	161	$9.30
Vested	(39)	$(9.60)
Nonvested at September 30, 2014	171	$9.35
As of September 30, 2014, the total unrecognized compensation cost related to non-vested restricted stock units was $1.1 million and the related weighted average period over which it is expected to be recognized is approximately 1.2 years.
13. COMMON STOCK REPURCHASE
On October 29, 2013, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to support our employee stock purchase program and to return capital to shareholders. This repurchase authorization expired on October 31, 2014. Shares repurchased under this program were made though the open market and privately negotiated transactions from time to time and in amounts that management deemed appropriate. During the second quarter of fiscal 2014, we began to repurchase our common stock in the open market. During fiscal 2014, we repurchased 1,734,421 shares for $15.8 million. As of September 30, 2014, $4.2 million remained available to repurchase our common stock.
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
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.6 million for fiscal 2014 and $1.4 million for fiscal 2013 and $1.3 million for fiscal 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2020. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments under noncancelable operating leases (in thousands):

Fiscal year	Amount
2015	$2,525
2016	1,987
2017	957
2018	496
2019	324
Thereafter	40
Total minimum payments required	$6,329
The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	Fiscal years ended September 30,
	2014	2013	2012
Rentals	$2,967	$3,053	$3,093
Less: sublease rentals	(24)	(31)	(41)
Total rental expense	$2,943	$3,022	$3,052
17. CONTINGENCIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2014
Revenue	$47,322	$45,882	$47,885	$51,612
Gross profit	22,908	21,780	22,149	23,647
Net income (loss) (1)	688	738	(101)	426
Net income per common share - basic	0.03	0.03	0.00	0.02
Net income per common share - diluted	0.03	0.03	0.00	0.02

Fiscal 2013
Revenue	$46,991	$48,197	$48,824	$51,369
Gross profit	24,479	24,961	24,720	25,963
Net income (1)(2)(3)(4)	1,230	1,000	1,528	2,047
Net income per common share - basic	0.05	0.04	0.06	0.08
Net income per common share - diluted	0.05	0.04	0.06	0.08

(1)
During fiscal 2014 and 2013, we recorded net tax benefits of $1.4 million and $0.8 million, respectively. We recorded a benefit of $0.2 million in the first quarter of fiscal 2014 resulting from the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions. During the second quarter of fiscal 2014, we recorded a tax benefit of $1.1 million resulting from re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit for fiscal 2012. In the third quarter of fiscal 2014, we recorded a tax benefit of $0.1 million primarily for a valuation allowance reversal associated with the reassessment of state research and development tax credits.

We recorded net tax benefits of $0.1 million in the first quarter of fiscal 2013 resulting from the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions. During the second quarter of fiscal 2013, we recorded a tax benefit of $0.4 million resulting from the enactment of legislation on January 2, 2013 extending the research and development credit for the last three quarters of fiscal 2012. In the third quarter of fiscal 2013, we recorded a tax benefit of $0.1 million for the release of income tax reserves due to the expiration of the statute of limitations for U.S. Federal income tax for fiscal 2009. In the fourth quarter of fiscal 2013, we recorded a tax benefit of $0.2 million for the reversal of tax reserves resulting from expiration of the statute of limitations for state income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS
On November 12, 2014, we issued a press release regarding a fire at SVI Public Company Limited (SVI), the facilities of a contract manufacturer we utilize in Thailand. The manufacturer’s ability to serve our immediate needs was severely compromised. We are assessing our ability to meet customer requirements by utilizing other existing SVI facilities, other existing contract manufacturing partners, our own U.S. facility, and existing inventory. The product families impacted include Xbee®, XTend®, Digi Connect® and ConnectPort®. We are also assessing the potential financial impact of the production constraints caused by the fire, and believe our revenue, gross margin and earnings will be impacted in at least the first quarter of fiscal 2015. As previously stated in our November 12, 2014 press release, we intend to update the extent of the impact at a later date.
On October 28, 2014, subsequent to the end of fiscal 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This new repurchase authorization began on November 1, 2014 and expires on October 31, 2015. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. There have been no share repurchases under this plan through the date of this filing.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
This report includes the certifications attached as Exhibits 31.1 and 31.2 of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management of the Company, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation as of September 30, 2014, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.
We did not maintain effective controls over the preparation, review and analysis of income tax balances. Specifically, we did not maintain effective controls over the interim and annual reconciliation analysis and review of the components of our consolidated income taxes receivable account to ensure all account components existed and were recorded at their appropriate

ITEM 9A. CONTROLS AND PROCEDURES (CONTINUED)
amounts in the consolidated financial statements. This material weakness could result in misstatement of the tax accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.
The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this report.
Remediation of Material Weakness in Internal Control Over Financial Reporting
We are in the process of improving our internal controls to remediate the material weakness that existed as of September 30, 2014, as described above in Management’s Report On Internal Control Over Financial Reporting. The actions we will take are subject to ongoing senior management review, as well as audit committee oversight. These remediation actions include designing reconciliation and review controls over income tax accounts that will operate at a level of precision to ensure that the applicable controls will prevent or detect errors on a timely basis. We will also be increasing the resources that support our tax department.
Changes in Internal Control Over Financial Reporting
Other than the material weakness noted above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 - Election of Directors” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement for our 2015 Annual Meeting of Stockholders we will file with the SEC (the “Proxy Statement”).
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Joseph T. Dunsmore	56	Chairman, President and Chief Executive Officer
Steven E. Snyder	58	Senior Vice President, Chief Financial Officer and Treasurer
Jon A. Nyland	51	Vice President Manufacturing Operations
Kevin C. Riley	53	Senior Vice President of Global Sales
Tracy L. Roberts	52	Vice President of Human Resources and Information Technology
David H. Sampsell	46	Vice President, General Counsel and Corporate Secretary
Joel K. Young	49	Senior Vice President of Research and Development and Chief Technical Officer
Jeffrey F. Liebl	43	Vice President and Chief Marketing Officer
Mr. Dunsmore joined our Company in October 1999 as President and Chief Executive Officer and a member of the Board of Directors and was elected Chairman of the Board in May 2000. In April 2014, Mr. Dunsmore announced his plans to retire from our Company by no later than December 31, 2014. On December 3, 2014, we announced that Ronald E. Konezny had been elected by our Board to succeed Mr. Dunsmore as Chief Executive Officer effective December 17, 2014 and that the Board intended to elect a Chairman from among the independent members of our Board after Mr. Konezny commenced his

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
employment.  Prior to joining us, Mr. Dunsmore was Vice President of Access for Lucent Microelectronics, a telecommunications company now known as Agere Systems Inc., since June 1999. From October 1998 to June 1999, he acted as an independent consultant to various high technology companies. From February 1998 to October 1998, Mr. Dunsmore was Chief Executive Officer of NetFax, Inc., a telecommunications company. From October 1995 to February 1998, he held executive management positions at US Robotics and then at 3COM after 3COM acquired US Robotics in June 1997. Prior to that, Mr. Dunsmore held various marketing management positions at AT&T Paradyne Corporation from May 1983 to October 1995. Mr. Dunsmore served as a director of Analysts International Corporation from January 2008 until the time it was merged with a third party in October 2013.
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
Mr. Nyland joined our company in 1993 as Manager of Manufacturing and Test Engineering. He served in roles of increasing responsibility until he was promoted in April 1999 to his current position of Vice President of Manufacturing Operations. Prior to joining us, from 1985 to 1993, Mr. Nyland held engineering and consulting positions with ITT Corporation, Minnesota Technology, and Turtle Mountain Corporation.
Mr. Riley joined our company in January 2013 as Senior Vice President of Global Sales. Prior to joining us, Mr. Riley served as Senior Vice President - Global Markets for Infor Global Solutions, an enterprise software solutions company, where he led four global business units to profitable growth from January 2010 to November 2011. Prior to his time at Infor, he was Vice President and General Manager at Oracle, an enterprise software company, from September 2008 to January 2010, and President of Global Knowledge Software from September 2002 to September 2008, when Global Knowledge Software was acquired by Oracle. He has also served as President and Chief Operating Officer for Learn2 Corporation from 1999 to 2002.
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
Mr. Liebl joined our company in October 2013 as Vice President and Chief Marketing Officer.  Prior to joining us, Mr. Liebl served as Vice President of Sales and Marketing for TST Media from May 2012 to March 2013.  Prior to his time at TST Media, he served as Chief Strategy Officer for eBureau from September 2006 to April 2012, and Vice President of Global Marketing and Product Management for Ubiquity Software from June 2001 to April 2006.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
Code of Ethics/Code of Conduct
We have in place a “code of ethics” within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer and controller. A copy of this financial code of ethics is available on our website (www.digi.com) under the “Company - Investor Relations - Corporate Governance” caption. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website. We also have a “code of conduct” that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the “Company - Investor Relations - Corporate Governance” caption.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated into this item by reference is the information under “Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statement and Schedules of the Company (filed as part of this Annual Report on Form 10-K)

	1.	Consolidated Statements of Operations for fiscal years ended September 30, 2014, 2013 and 2012

Consolidated Statements of Comprehensive (Loss) Income for fiscal years ended September 30, 2014, 2013 and 2012

Consolidated Balance Sheets as of September 30, 2014 and 2013

Consolidated Statements of Cash Flows for fiscal years ended September 30, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

	2.	Schedule of Valuation and Qualifying Accounts

	3.	Report of Independent Registered Certified Public Accounting Firm

(b)	Exhibits
	Exhibit Number		Description
	3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

	3	(b)	Amended and Restated By-Laws of the Company (2)

	4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

	4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

	10	(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006* (5)

	10	(a)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. Stock Option Plan)* (6)

	10	(b)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006 (7)

	10	(c)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of October 29, 2013* (8)

	10	(d)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009* (9)

	10	(d)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)* (10)

	10	(d)(ii)
Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010 provided Addendum 1A applies only to certain grants made on and after November 22, 2011)* (11)

	10	(e)	Digi International Inc. 2013 Omnibus Incentive Plan* (12)

	10	(e)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)* (13)

	10	(e)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2013 Omnibus Incentive Plan)* (14)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

10	(f)	Digi International Inc. 2014 Omnibus Incentive Plan* (15)

10	(f)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)* (16)

10	(f)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)* (17)

10	(f)(iii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)* (18)

10	(g)	Form of indemnification agreement with directors and officers of the Company* (19)

10	(h)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006* (20)

10	(i)	Transition Agreement between the Company and Joseph T. Dunsmore dated April 22, 2014* (21)

10	(j)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014* (22)

10	(k)	Agreement between the Company and Joel K. Young dated July 30, 2007* (23)

10	(l)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder* (24)

10	(m)	Agreement between the Company and Jon A. Nyland dated September 17, 2013* (25)

10	(n)	Offer Letter Agreement, dated as of April 8, 2011 between the Company and David H. Sampsell* (26)

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10‑K.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).

(2)	Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated January 18, 2011 (File no. 1‑34033).

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1‑34033).

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1‑34033).

(5)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(6)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0‑17972).

(7)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(8)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194522).

(9)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10‑Q for the quarter ended December 31, 2009 (File no. 1‑34033).

(10)	Incorporated by reference to Exhibit 10(o) to the Company’s Form 10‑K for the year ended September 30, 2008 (File no. 1‑34033).

(11)	Incorporated by reference to Exhibit 10 (e)ii to the Company’s Form 10‑Q for the year ended September 30, 2011 (File no. 1‑34033).

(12)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on April 16, 2013 (File no. 333-187949).

(13)	Incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2013 (File no. 1-34033).

(14)	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2013 (File no. 1-34033).

(15)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194518).

(16)	Incorporated by reference to Exhibit 10(b)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2014 (File no. 1-34033).

(17)	Incorporated by reference to Exhibit 10(b)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2014 (File no. 1-34033).

(18)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2014 (File no. 1-34033).

(19)	Incorporated by reference to Exhibit 10 to the Company’s Form 10‑Q for the quarter ended June 30, 2010 (File no. 1‑34033).

(20)	Incorporated by reference to Exhibit 10(d) to the Company’s Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(21)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated April 23, 2014 (File no. 1‑34033).

(22)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 3, 2014 (File no. 1-34033).

(23)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10‑Q for the quarter ended June 30, 2007 (File no. 0‑17972).

(24)	Incorporated by reference to Exhibit 10 to the Company’s Form 10‑Q for the quarter ended December 31, 2010 (File no. 1‑34033).

(25)	Incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for the year ended September 30, 2013 (File no. 1‑34033).

(26)	Incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the year ended September 30, 2013 (File no. 1‑34033).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2014.

DIGI INTERNATIONAL INC.
By: /s/ Joseph T. Dunsmore Joseph T. Dunsmore Chairman, President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 11, 2014.

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

By: /s/ Joseph T. Dunsmore Joseph T. Dunsmore Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

Description	Balance at beginning of period	Increase (Decrease) to costs and expenses	Deductions		Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2014	$807	$174	$409		$572
September 30, 2013	$887	$170	$250		$807
September 30, 2012	$561	$465	$139		$887

Valuation account - doubtful accounts
September 30, 2014	$313	$209	$155	(1)	$367
September 30, 2013	$295	$309	$291	(1)	$313
September 30, 2012	$339	$418	$462	(1)	$295

Reserve for future returns and pricing adjustments
September 30, 2014	$1,770	$6,526	$6,634		$1,662
September 30, 2013	$1,362	$6,973	$6,565		$1,770
September 30, 2012	$1,280	$4,881	$4,799		$1,362

(1)	Uncollectible accounts charged against allowance, net of recoveries

Exhibit Number		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporation by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporation by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporation by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporation by Reference

10	(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporation by Reference

10	(a)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(b)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporation by Reference

10	(c)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of October 29, 2013	Incorporation by Reference

10	(d)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009	Incorporation by Reference

10	(d)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(d)(ii)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(e)	Digi International Inc. 2013 Omnibus Incentive Plan	Incorporation by Reference

10	(e)(i)	Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants	Incorporation by Reference

10	(e)(ii)	Form of (Director) Restricted Stock Unit Award Agreement	Incorporation by Reference

10	(f)	Digi International Inc. 2014 Omnibus Incentive Plan	Incorporation by Reference

10	(f)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)
Incorporation by Reference

10	(f)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)	Incorporation by Reference

10	(f)(iii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)	Incorporation by Reference

10	(g)	Form of indemnification agreement with directors and officers of the Company	Incorporation by Reference

10	(h)	Employment Agreement between the Company and Joseph T. Dunsmore dated September 27, 2006	Incorporation by Reference

10	(i)	Transition Agreement between the Company and Joseph T. Dunsmore dated April 22, 2014	Incorporation by Reference

10	(j)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014	Incorporation by Reference

Exhibit Number		Description	Method of Filing

10	(k)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporation by Reference

10	(l)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder	Incorporation by Reference

10	(m)	Agreement between the Company and Jon A. Nyland dated September 17, 2013	Incorporation by Reference

10	(n)	Offer Letter Agreement, dated as of April 8, 2011 between the Company and David H. Sampsell	Incorporation by Reference

21		Subsidiaries of the Company	Electronically

23		Consent of Independent Registered Public Accounting Firm	Electronically

24		Powers of Attorney	Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronically

32		Section 1350 Certification	Electronically

101.INS		XBRL Instance Document	Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Electronically