Form 10-Q
period 2014-12-31
DIGI INTERNATIONAL INC
filed 2015-02-02
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 30, 2015, there were 24,357,747 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2014	2013
	(in thousands, except per common share data)
Revenue:
Hardware product	$44,933	$41,989
Service	3,790	5,333
Total revenue	48,723	47,322
Cost of sales:
Cost of hardware product	23,112	20,263
Cost of service	3,689	4,151
Total cost of sales	26,801	24,414
Gross profit	21,922	22,908
Operating expenses:
Sales and marketing	10,792	10,219
Research and development	7,562	7,257
General and administrative	5,188	4,723
Restructuring charges, net	—	81
Total operating expenses	23,542	22,280
Operating (loss) income	(1,620)	628
Other income, net:
Interest income	38	43
Other income, net	388	93
Total other income, net	426	136
(Loss) income before income taxes	(1,194)	764
Income tax (benefit) provision	(855)	76
Net (loss) income	$(339)	$688
Net (loss) income per common share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03
Weighted average common shares:
Basic	24,150	25,716
Diluted	24,150	26,229
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended December 31,
	2014	2013
	(in thousands)
Net (loss) income	$(339)	$688
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,373)	343
Change in net unrealized (loss) gain on investments	(29)	38
Less income tax benefit (provision)	11	(15)
Other comprehensive (loss) income, net of tax (1)	(2,391)	366
Comprehensive (loss) income	$(2,730)	$1,054
(1) No portion of other comprehensive income (loss) was attributed to reclassification adjustments during the three month periods ended December 31, 2014 or 2013.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2014	September 30, 2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,043	$47,490
Marketable securities	32,624	32,898
Accounts receivable, net	23,281	28,576
Inventories	33,364	31,247
Deferred tax assets	3,206	3,221
Other	5,372	4,249
Total current assets	142,890	147,681
Marketable securities, long-term	14,600	11,541
Property, equipment and improvements, net	13,864	13,231
Identifiable intangible assets, net	6,061	6,785
Goodwill	102,674	103,398
Deferred tax assets	6,766	7,383
Other	396	440
Total assets	$287,251	$290,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,032	$10,451
Accrued compensation	7,517	8,133
Other	3,664	3,170
Total current liabilities	23,213	21,754
Income taxes payable	2,017	2,724
Deferred tax liabilities	37	272
Other noncurrent liabilities	600	411
Total liabilities	25,867	25,161
Contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 30,704,895 and 30,703,895 shares issued	307	307
Additional paid-in capital	219,419	218,689
Retained earnings	117,477	117,816
Accumulated other comprehensive loss	(20,668)	(18,277)
Treasury stock, at cost, 6,560,774 and 6,313,937 shares	(55,151)	(53,237)
Total stockholders’ equity	261,384	265,298
Total liabilities and stockholders’ equity	$287,251	$290,459
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2014	2013
	(in thousands)
Operating activities:
Net (loss) income	$(339)	$688
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	752	897
Amortization of identifiable intangible assets	770	952
Stock-based compensation	1,184	1,023
Excess tax benefits from stock-based compensation	—	(20)
Deferred income tax provision (benefit)	412	(506)
Bad debt/product return provision	30	22
Inventory obsolescence	230	229
Restructuring charges, net	—	81
Other	(6)	102
Changes in operating assets and liabilities	2,310	(3,805)
Net cash provided by (used in) operating activities	5,343	(337)
Investing activities:
Purchase of marketable securities	(12,135)	—
Proceeds from maturities of marketable securities	9,321	7,109
Purchase of property, equipment, improvements and certain other intangible assets	(1,469)	(975)
Net cash (used in) provided by investing activities	(4,283)	6,134
Financing activities:
Excess tax benefits from stock-based compensation	—	20
Proceeds from stock option plan transactions	9	2,813
Proceeds from employee stock purchase plan transactions	261	296
Purchases of common stock	(2,257)	—
Net cash (used in) provided by financing activities	(1,987)	3,129
Effect of exchange rate changes on cash and cash equivalents	(1,520)	224
Net (decrease) increase in cash and cash equivalents	(2,447)	9,150
Cash and cash equivalents, beginning of period	47,490	41,320
Cash and cash equivalents, end of period	$45,043	$50,470
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2014 as filed with the SEC (“2014 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2014 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Recently Issued Accounting Pronouncements
Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We adopted this guidance during the fiscal quarter ended December 31, 2014, resulting in a reclassification of $0.4 million of unrecognized tax benefits to noncurrent deferred tax assets.
In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We adopted this guidance during the fiscal quarter ended December 31, 2014. There was no impact on our condensed consolidated financial statements as we did not sell any foreign entities for which we hold a controlling financial interest.
Not Yet Adopted
In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. These amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, which for us, will be the fourth fiscal quarter ended September 30, 2017. Early adoption is permitted. While we are evaluating the impact of the adoption of ASU 2014-15, we do not expect it to have an impact on our consolidated financial statements.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. We expect to adopt this guidance beginning with our fiscal quarter ended December 31, 2017. We are evaluating the impact that the adoption will have on our consolidated financial statements.
2. EARNINGS PER SHARE
Basic net (loss) income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares result from dilutive common stock options and restricted stock units. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect for the three month period ended December 31, 2014.
The following table is a reconciliation of the numerators and denominators in the net (loss) income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2014	2013
Numerator:
Net (loss) income	$(339)	$688
Denominator:
Denominator for basic net (loss) income per common share — weighted average shares outstanding	24,150	25,716
Effect of dilutive securities:
Stock options and restricted stock units	—	513
Denominator for diluted net (loss) income per common share — adjusted weighted average shares	24,150	26,229
Net (loss) income per common share, basic	$(0.01)	$0.03
Net (loss) income per common share, diluted	$(0.01)	$0.03
For the three months ended December 31, 2014 and 2013, there were 5,676,561 and 2,699,776 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the three months ended December 31, 2014, there were 312 thousand common stock options and restricted stock units that were not included in the above computation of diluted earnings per share.

3. SELECTED BALANCE SHEET DATA
(in thousands)

	December 31, 2014	September 30, 2014
Accounts receivable, net:
Accounts receivable	$23,629	$28,943
Less allowance for doubtful accounts	348	367
	$23,281	$28,576
Inventories:
Raw materials	$28,165	$26,402
Work in process	486	315
Finished goods	4,713	4,530
	$33,364	$31,247
Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.
4. MARKETABLE SECURITIES
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of December 31, 2014, 33 of our 72 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than three years. During the three months ended December 31, 2014 and 2013, we received proceeds from our available-for-sale marketable securities of $9.3 million and $7.1 million, respectively.
At December 31, 2014 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$23,409	$—	$(34)	$23,375
Commercial paper	5,997	—	(1)	5,996
Certificates of deposit	3,251	2	—	3,253
Current marketable securities	32,657	2	(35)	32,624
Non-current marketable securities:
Corporate bonds	5,122	—	(18)	5,104
Certificates of deposit	9,506	16	(26)	9,496
Non-current marketable securities	14,628	16	(44)	14,600
Total marketable securities	$47,285	$18	$(79)	$47,224

(1)	Included in amortized cost and fair value is purchased and accrued interest of $163.

4. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2014 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$24,668	$1	$(22)	$24,647
Commercial paper	3,998	—	(1)	3,997
Certificates of deposit	4,252	2	—	4,254
Current marketable securities	32,918	3	(23)	32,898
Non-current marketable securities:
Corporate bonds	2,051	—	(4)	2,047
Certificates of deposit	9,502	14	(22)	9,494
Non-current marketable securities	11,553	14	(26)	11,541
Total marketable securities	$44,471	$17	$(49)	$44,439

(1)	Included in amortized cost and fair value is purchased and accrued interest of $213.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	December 31, 2014
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$28,324	$(52)	$—	$—
Commercial paper	1,997	(1)	—	—
Certificates of deposit	2,975	(25)	499	(1)
Total	$33,296	$(78)	$499	$(1)

	September 30, 2014
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$23,475	$(26)	$—	$—
Commercial paper	3,998	(1)	—	—
Certificates of deposit	2,980	(20)	748	(2)
Total	$30,453	$(47)	$748	$(2)
5. FAIR VALUE MEASUREMENTS
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

5. FAIR VALUE MEASUREMENTS (CONTINUED)
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
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2014 using:
	Total carrying value at December 31, 2014	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$7,851	$7,851	$—	$—
Available-for-sale marketable securities:
Corporate bonds	28,479	—	28,479	—
Commercial paper	5,996	—	5,996	—
Certificates of deposit	12,749	—	12,749	—
Total cash equivalents and marketable securities measured at fair value	$55,075	$7,851	$47,224	$—

		Fair Value Measurements at September 30, 2014 using:
	Total carrying value at September 30, 2014	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market	$19,630	$19,630	$—	$—
Available-for-sale marketable securities:
Corporate bonds	26,694	—	26,694	—
Commercial paper	3,997	—	3,997	—
Certificates of deposit	13,748	—	13,748	—
Total cash equivalents and marketable securities measured at fair value	$64,069	$19,630	$44,439	$—
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using

5. FAIR VALUE MEASUREMENTS (CONTINUED)
inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the three months ended December 31, 2014.
We did not purchase or sell any Level 3 financial assets during the three months ended December 31, 2014.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	December 31, 2014			September 30, 2014
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$45,645	$(45,079)	$566	$45,952	$(45,162)	$790
License agreements	2,440	(2,440)	—	2,440	(2,440)	—
Patents and trademarks	11,751	(10,052)	1,699	11,667	(9,799)	1,868
Customer relationships	18,670	(15,497)	3,173	18,894	(15,445)	3,449
Non-compete agreements	1,100	(477)	623	1,100	(422)	678
Order backlog	—	—	—	360	(360)	—
Total	$79,606	$(73,545)	$6,061	$80,413	$(73,628)	$6,785
Amortization expense was $0.8 million and $1.0 million for the three month periods ended December 31, 2014 and 2013, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2015 and the five succeeding fiscal years is (in thousands):

2015 nine months	$2,152
2016	1,822
2017	935
2018	492
2019	438
2020	168
The changes in the carrying amount of goodwill are (in thousands):

	Three months ended December 31,
	2014	2013
Beginning balance, October 1	$103,398	$103,569
Foreign currency translation adjustment	(724)	349
Ending balance, December 31	$102,674	$103,918
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

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
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
In analyzing industry-wide data, transactions in the following three industries were identified that encompassed the products offered by us: Office Equipment and Computer Hardware, Communications, and Computer, Supplies and Services.  Finally, control premiums were considered for both domestic and international transactions. The control premium analysis resulted in a range of control premium of 30 percent to 40 percent. We reviewed the data and concluded that a 35 percent control premium best represented the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time.
If our stock price or control premium declines, the first step of our goodwill impairment analysis may fail. We have identified factors that could result in additional interim goodwill impairment testing. For example, we would perform the second step of the impairment testing if our stock price fell below certain thresholds for a significant period of time, or if our control premium significantly decreased. Events or circumstances may occur that could negatively impact our stock price, including changes in our anticipated revenues and profits and our ability to execute on our strategies. In addition, our control premium could decline due to changes in economic conditions in the technology industry, in the financial markets or more generally. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have had no goodwill impairment losses since the adoption of Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Others, in fiscal 2003.
7. INCOME TAXES
Income tax benefit was $0.9 million for the three months ended December 31, 2014. Tax benefits specific to the three months ended December 31, 2014 primarily include $0.5 million resulting from the reinstatement of the research and development tax credit for calendar year 2014 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three month period ended December 31, 2014, our effective tax rates before items specific to the period were less than the U.S. statutory rate due primarily to mix of income between jurisdictions having lower statutory tax rates than the U.S.
Income tax provision was $0.1 million for the three months ended December 31, 2013. Tax benefits specific to the period of $0.2 million related to the reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three month period ended December 31, 2013, our effective tax rates before items specific to the period were more than the statutory rate primarily due to reserves for unrecognized tax benefits and state income taxes, in excess of domestic tax benefits.

7. INCOME TAXES (CONTINUED)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2014	$2,301
Increases related to:
Prior year income tax positions	50
Decreases related to:
Prior year income tax positions	(203)
Expiration of statute of limitations	(139)
Unrecognized tax benefits as of December 31, 2014	$2,009
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.1 million. We expect the total amounts of unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months.
Of the $2.0 million of unrecognized tax benefits, $1.6 million is included in non-current income taxes payable and $0.4 million is included with non-current deferred tax assets on the condensed consolidated balance sheet at December 31, 2014.
We recognize interest and penalties related to income tax matters in income tax expense. During both the three month periods ended December 31, 2014 and 2013, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties related to unrecognized tax benefits was $0.4 million at both December 31, 2014 and September 30, 2014. Our non-current income taxes payable on our condensed consolidated balance sheet includes accrued interest and penalties in addition to the unrecognized tax benefits of $1.6 million at December 31, 2014.
At December 31, 2014, we had approximately $25.0 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only to repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $0.5 million to $1.5 million.
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

8. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2014	$862	$291	$(203)	$950
Three months ended December 31, 2013	$1,063	$146	$(196)	$1,013
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
10. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) during the three months ended December 31, 2014. During the three months ended December 31, 2013, stock-based awards were granted under the 2013 Omnibus Incentive Plan, which expired during the second quarter of fiscal 2014. Upon stockholder approval of the 2014 Plan, we no longer grant awards under any prior plan. The authority to grant options under the 2014 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2014 Plan authorizes the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2014 Plan typically vest over a four year service period and will expire if unexercised after eight years from the date of grant. Restricted stock awards (RSU's) that have been granted to Directors typically vest in one year. RSU's that have been granted to executives and employees typically vest in January over a three-year period. Awards may be granted under the 2014 Plan until January 27, 2024. Options under the 2014 Plan can be granted as either incentive stock options (ISOs) or non-statutory stock options (NSOs). The exercise price of options and the grant date price of restricted stock shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. Our Omnibus Incentive Plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy withholding obligations through the delivery of shares or having us retain a portion of shares issuable under the award. No employees elected to pay income tax withholding obligations through share reduction during the three months ended December 31, 2014 and 2013. As of December 31, 2014, there were approximately 372,572 shares available for future grants under the 2014 Plan.
Cash received from the exercise of stock options was minimal during the three months ended December 31, 2014 and $2.8 million during the three months ended December 31, 2013. The excess tax benefits from stock-based compensation were minimal during both the three months ended December 31, 2014 and 2013.
We sponsor an Employee Stock Purchase Plan (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.3 million during both the three months ended December 31, 2014 and 2013, respectively. Pursuant to the Purchase Plan, 40,950 and 35,048 common shares were issued to employees during the three months ended December 31, 2014 and 2013, respectively. Shares are issued under the Purchase Plan from treasury stock. As of December 31, 2014, 700,428 common shares were available for future issuances under the Purchase Plan.

10. STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended December 31,
	2014	2013
Cost of sales	$106	$68
Sales and marketing	343	286
Research and development	192	206
General and administrative	543	463
Stock-based compensation before income taxes	1,184	1,023
Income tax benefit	(414)	(348)
Stock-based compensation after income taxes	$770	$675
Stock-based compensation cost capitalized as part of inventory was immaterial as of December 31, 2014 and September 30, 2014.
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2014	6,029	$10.61
Granted	704	7.82
Exercised	(1)	9.20
Forfeited / Cancelled	(587)	11.55
Balance at December 31, 2014	6,145	$10.20	4.7	$2,222

Exercisable at December 31, 2014	4,502	$10.59	3.7	$1,134
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $9.29 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the three months ended December 31, 2014 was minimal and during the three months ended December 31, 2013 was $0.4 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2014	2013
Fair value of options granted (in thousands)	$2,046	$3,943
Weighted average per option grant date fair value	$2.91	$4.44
Assumptions used for option grants:
Risk free interest rate	1.77% - 1.85%	1.76%
Expected term	6.00 years	6.00 years
Expected volatility	35% - 36%	40%
Weighted average volatility	35%	40%
Expected dividend yield	0	0
The fair value of each option award granted during the periods presented was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the table above. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation

10. STOCK-BASED COMPENSATION (CONTINUED)
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
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the three months ended December 31, 2014 was 6.0%. As of December 31, 2014 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $5.3 million and the related weighted average period over which it is expected to be recognized is approximately 3.2 years.
A summary of our non-vested restricted stock units as of December 31, 2014 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2014	171	$9.35
Granted	392	$7.80
Forfeited	(3)	$7.40
Nonvested at December 31, 2014	560	$8.27
As of December 31, 2014, the total unrecognized compensation cost related to non-vested restricted stock units was $3.6 million and the related weighted average period over which it is expected to be recognized is approximately 1.8 years.
11. COMMON STOCK REPURCHASE
On October 28, 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This new authorization began on November 1, 2014 and expires on October 31, 2015. Shares repurchased under the program may be made through the open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. We did not repurchase shares under this program during first quarter of fiscal 2015.
Our prior share repurchase authorization program expired on October 31, 2014. During the month of October 2014, we repurchased 287,787 shares under this program for $2.3 million.
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
13. SUBSEQUENT EVENT
We will be exiting our operations in India in the second quarter of fiscal 2015. We anticipate that there will be a charge of $0.2 million to $0.3 million, or approximately $0.01 per diluted share, associated with this restructuring.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as well as our subsequent reports on Forms 10-Q and 8-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ongoing shift of our sales efforts to focus more on the delivery of broader based solutions which can be a more complex sales process, has not been a historical sales focus of our company and can involve longer sales cycles than the sale of our legacy hardware products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, such as the recent fire at our subcontractor’s manufacturing facility in Thailand, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2014, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2014. There have been no material changes to our critical accounting policies as disclosed in that report.

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
Total revenue was $48.7 million for the first quarter of fiscal 2015 compared to $47.3 million for the first quarter of fiscal 2014, an increase of $1.4 million or 3.0%.
Hardware product revenue for the first fiscal quarters of 2015 and 2014 was $44.9 million and $42.0 million, respectively. Revenue from growth hardware products in the first quarter of fiscal 2015 was $25.8 million compared to $21.8 million in the first quarter of fiscal 2013, an increase of $4.0 million, or 18.6%. Revenue from mature hardware products was $19.1 million in the first quarter of fiscal 2015 compared to $20.2 million in the first quarter of fiscal 2014, a decrease of $1.1 million, or 5.5%.
Revenue from our service offerings was $3.8 million in the first quarter of fiscal 2015 compared to $5.3 million in the year ago comparable quarter, a decrease of $1.5 million, or 28.9%. The decrease in services revenue from the year ago comparable quarter primarily is due to closing and fulfilling fewer customer projects.
We recorded an operating loss of $1.6 million, or 3.3% of revenue, in the first quarter of fiscal 2015 compared to operating income of $0.6 million, or 1.3% of revenue, in the year ago comparable quarter. The operating loss was primarily a result of lower gross profit for our services offerings of $1.1 million primarily due to underutilization of labor. In addition, operating expenses were higher than a year ago by $1.3 million.
Net loss was $0.3 million in the first quarter of fiscal 2015, or $0.01 loss per diluted share, compared to net income of $0.7 million, or $0.03 per diluted share, in the first quarter of fiscal 2014. Net loss in the first fiscal quarter of 2015 included tax benefits specific to the period of $0.5 million, or $0.02 per diluted share, resulting from the reinstatement of the research and development tax credit for calendar year 2014 and the reversal of tax reserves for the expiration of the statutes of limitation for various U.S. and foreign jurisdictions. Net income in the first fiscal quarter of 2014 included tax benefits specific to the period of $0.2 million, or $0.01 per diluted share, resulting from the reversal of tax reserves for the expiration of the statutes of limitation for various U.S. jurisdictions.
As previously announced, we experienced a fire at our subcontractor’s manufacturing facility in Thailand on November 12, 2014. We estimate that first quarter revenue was negatively impacted by approximately $1.5 million, and loss per diluted share was negatively impacted by approximately $0.03. Insurance proceeds related to the replacement cost of the equipment we owned that was destroyed in the fire at our subcontractor’s manufacturing facility will be recorded as non-operating income when received. Although we believe that any future impact from the fire will be insignificant, we are unable to estimate an amount with any certainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% incr.
	2014		2013		(decr.)
Revenue:
Hardware product	$44,933	92.2%	$41,989	88.7%	7.0%
Service	3,790	7.8	5,333	11.3	(28.9)
Total revenue	48,723	100.0	47,322	100.0	3.0
Cost of sales:
Cost of hardware product	23,112	47.4	20,263	42.8	14.1
Cost of service	3,689	7.6	4,151	8.8	(11.1)
Total cost of sales	26,801	55.0	24,414	51.6	9.8
Gross profit	21,922	45.0	22,908	48.4	(4.3)
Operating expenses	23,542	48.3	22,280	47.1	5.7
Operating (loss) income	(1,620)	(3.3)	628	1.3	(358.0)
Other (loss) income, net	426	0.9	136	0.3	213.2
(Loss) income before income taxes	(1,194)	(2.4)	764	1.6	(256.3)
Income tax (benefit) provision	(855)	(1.7)	76	0.1	NM
Net (loss) income	$(339)	(0.7)%	$688	1.5%	(149.3)%
* NM means not meaningful
REVENUE
Overview
Total revenue was $48.7 million for the first quarter of fiscal 2015 compared to $47.3 million for the first quarter of fiscal 2014, an increase of $1.4 million, or 3.0%. No significant changes were made to our pricing strategy that would impact revenue during the three month periods ended December 31, 2014 or 2013.
Hardware Products

	Three months ended December 31,				% incr.
($ in thousands)	2014		2013		(decr.)
Growth hardware products	$25,850	57.5%	$21,803	51.9%	18.6%
Mature hardware products	19,083	42.5	20,186	48.1	(5.5)
Total product revenue	$44,933	100.0%	$41,989	100.0%	7.0%
Growth hardware product offerings include all wireless products as well as the ARM-based embedded module product line with both wired and wireless connectivity. Revenue from growth hardware products increased by $4.0 million for the three months period ended December 31, 2014 compared to the same period a year ago, primarily related to increased revenue from cellular router and gateway products. Revenue from RF modules decreased as a result of the fire at our subcontractor’s manufacturing facility in Thailand.
Mature hardware product offerings include generally all wired products, such as our serial servers, Rabbit-branded modules, chips and USB hardware offerings along with satellite-related products. Revenue of our mature hardware products decreased by $1.1 million for the three month period ended December 31, 2014 compared to the same period a year ago. The decrease was primarily due to revenue from Rabbit-branded modules and serial cards, partially offset by an increase in revenue from serial servers. We expect that revenue from these products will continue to decrease in the future as they are in the mature portion of their product life cycles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Services
Our service offerings include our wireless product design and development services, customer relationship management (CRM) consulting services, application development services, licenses to use The Social Machine® application for use on the Force.com platform, our platform-as-a-service (PAAS) recurring revenue generated from our Device Cloud by Etherios™, and post-contract customer support and fees associated with technical support and training. Revenue from our service offerings was $3.8 million in the first quarter of fiscal 2015 compared to $5.3 million in the first quarter of fiscal 2014, a decrease of $1.5 million or 28.9%. The majority of the decrease in service revenue in the first quarter of fiscal 2015 compared to the year ago comparable quarter was in CRM consulting service revenue, with a smaller decrease in wireless design service revenue. The decrease in services revenue from the year ago comparable quarter primarily is due to closing and fulfilling fewer customer projects. We expect that it is likely that revenue from our service businesses will fluctuate significantly from quarter to quarter.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended December 31,		$ incr.	% incr.
($ in thousands)	2014	2013	(decr.)	(decr.)
North America, primarily United States	$30,713	$29,437	$1,276	4.3%
Europe, Middle East & Africa	11,231	11,597	(366)	(3.2)
Asia	5,403	5,073	330	6.5
Latin America	1,376	1,215	161	13.3
Total revenue	$48,723	$47,322	$1,401	3.0%
Revenue in North America increased by $1.3 million for the three months ended December 31, 2014 compared to the same period a year ago due to an increase in product revenue of $2.8 million, partially offset by a decline of $1.5 million in revenue of our service offerings. North America revenue increased as certain customers made large purchases of cellular products, partially offset by a decrease in service revenue as a result of closing and fulfilling fewer customer projects.
Revenue in Europe, Middle East & Africa (“EMEA”) decreased $0.4 million for the three months ended December 31, 2014 compared to the same period a year ago. This decrease was primarily due to a the fluctuation of foreign currency rates, which had an unfavorable impact on total revenue of $0.4 million for the three month period ended December 31, 2014 compared to the same period a year ago, due to the weakening of the Euro compared to the U.S. dollar.
Revenue in Asia increased by $0.3 million for the three month period ended December 31, 2014 compared to the same period a year ago, primarily related to an increase in revenue from modules and serial servers.
Revenue in Latin America increased by $0.2 million for the three month period ended December 31, 2014 as compared to the same period a year ago, primarily due to an increase in revenue from cellular products.
GROSS MARGIN
Gross margins were 45.0% and 48.4% for the three month periods ended December 31, 2014 and 2013, respectively.
Hardware product gross margin was 48.6% and 51.7% for the three month period ended December 31, 2014 and 2013, respectively. The decrease primarily was due to a shift in product mix, as revenue from mature hardware products is replaced with revenue from growth hardware products which generally have lower gross margins. We also incurred incremental expenses, such as additional labor costs, travel expenses and freight costs associated with the impact of the Thailand fire that also negatively impacted gross margin.
Service gross margin was 2.7% and 22.2% for the three month periods ended December 31, 2014 and 2013, respectively. The decrease primarily was related to an underutilization of consulting labor that had been retained for the expected demand for these services. We expect our service gross margin to vary from quarter to quarter for the foreseeable future as these margins are dependent on the utilization rates of our personnel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended December 31,				$ incr.
($ in thousands)	2014		2013		(decr.)
Sales and marketing	$10,792	22.2%	$10,219	21.6%	$573
Research and development	7,562	15.5%	7,257	15.3%	305
General and administrative	5,188	10.6%	4,723	10.0%	465
Restructuring	—	—%	81	0.2%	(81)
Total operating expenses	$23,542	48.3%	$22,280	47.1%	$1,262
Sales and marketing expenses increased $0.6 million for the three month period ended December 31, 2014 compared to the same period a year ago, primarily due to compensation-related expenses.
Research and development expenses increased $0.3 million for the three month period ended December 31, 2014 compared to the same period a year ago. This primarily was due to an increase in compensation-related expenses related to increased headcount and consulting services for certain projects, partially offset by decreases in expenses for contract labor.
General and administrative expenses increased $0.5 million for the three month period ended December 31, 2014 compared to the same period a year ago. This primarily was due to final transition expenses of $0.3 million for our former CEO.
OTHER INCOME, NET
Other income, net increased $0.3 million for the three month period ended December 31, 2014 compared to the same period a year ago primarily due to additional foreign currency gains as the U.S. Dollar strengthened against the Euro and Yen.
INCOME TAXES
Income tax benefit was $0.9 million for the three months ended December 31, 2014. Tax benefits specific to the three months ended December 31, 2014 primarily include $0.5 million resulting from the reinstatement of the research and development tax credit for calendar year 2014 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three month period ended December 31, 2014, our effective tax rates before items specific to the period were less than the U.S. statutory rate due primarily to mix of income between jurisdictions having lower statutory tax rates than the U.S.
Income tax provision was $0.1 million for the three months ended December 31, 2013. Tax benefits specific to the period of $0.2 million related to the reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three month period ended December 31, 2013, our effective tax rates before items specific to the period were more than the statutory rate primarily due to reserves for unrecognized tax benefits and state income taxes, in excess of domestic tax benefits.
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
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At December 31, 2014, we had cash, cash equivalents and short-term marketable securities of $77.7 million compared to $80.4 million at September 30, 2014. Our working capital (total current assets less total current liabilities) was $119.7 million at December 31, 2014 and $125.9 million at September 30, 2014. We presently anticipate total fiscal 2015 capital expenditures will be approximately $3.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by operating activities was $5.3 million for the three months ended December 31, 2014 and net cash used by operating activities was $0.3 million for the three months ended December 31, 2013, a net increase of $5.6 million. This was primarily due to an increase in cash provided by operating assets and liabilities of $6.1 million partially offset by a decrease in net income of $1.0 million. The increase in cash provided by operating assets and liabilities of $6.1 million is primarily related to accounts receivable, inventory and accrued liabilities. Cash collection on accounts receivable were greater in the first quarter of fiscal 2015 compared to the same period a year ago. While inventory grew in both the three month periods ended December 31, 2014 and 2013, it grew by a larger amount in the three month period ended December 31, 2013 as we made certain strategic inventory purchases.
Net cash used in investing activities was $4.3 million during the three months ended December 31, 2014 compared to net cash provided by investing activities of $6.1 million during the three months ended December 31, 2013, a net decrease of $10.4 million. During the first three months of fiscal 2015, we had net purchases of $2.8 million for marketable securities and $1.5 million for capital expenditures. During the first three months of fiscal 2014, we received proceeds of $7.1 million from maturities of marketable securities, partially offset by $1.0 million of capital expenditures.
Cash used in financing activities was $2.0 million for the three months ended December 31, 2014 compared to cash provided by financing activities of $3.1 million for the three months ended December 31, 2013. We repurchased $2.3 million of common stock during the first three months of fiscal 2015. During these three months we also received $2.8 million less proceeds from stock option plan and employee stock purchase plan transactions compared to the same period a year ago.
We generally expect positive cash flows from operations and believe that our current cash, cash equivalents and short-term marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. On October 28, 2014, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This authorization expires on October 31, 2015. We did not repurchase shares under this program during the first quarter of fiscal 2015. During the month of October 2014, we repurchased 287,787 shares under our prior stock repurchase program for $2.3 million.
At December 31, 2014, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $92.3 million. This balance includes approximately $34.0 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $25.0 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $0.5 million to $1.5 million.
Recently Issued Accounting Pronouncements
Adopted
In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This guidance relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard update provides that a liability related to an unrecognized tax benefit should be offset against same jurisdiction deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We adopted this guidance during the fiscal quarter ended December 31, 2014, resulting in a reclassification of $0.4 million of unrecognized tax benefits to noncurrent deferred tax assets.
In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We adopted this guidance during the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

fiscal quarter ended December 31, 2014. There was no impact on our condensed consolidated financial statements as we did not sell any foreign entities for which we hold a controlling financial interest.
Not Yet Adopted
In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. These amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, which for us, will be the fourth fiscal quarter ended September 30, 2017. Early adoption is permitted. While we are evaluating the impact of the adoption of ASU 2014-15, we do not expect it to have an impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. We expect to adopt this guidance beginning with our fiscal quarter ended December 31, 2017. We are evaluating the impact that the adoption will have on our consolidated financial statements.

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
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen and in certain cases, transactions in U.S. Dollars in our foreign entities. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk as we continue to mitigate this risk with natural hedging strategies.
For the three months ended December 31, 2014 and 2013, we had approximately $18.0 million and $17.9 million, respectively, of revenue from foreign customers including export sales. Of these sales, $5.5 million and $6.0 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
The table below compares the average monthly exchange rates of the Euro, British Pound and Japanese Yen to the U.S. Dollar:

	Three months ended December 31,		% increase
	2014	2013	(decrease)
Euro	1.2503	1.3610	(8.1)%
British Pound	1.5846	1.6188	(2.1)%
Japanese Yen	0.0088	0.0100	(12.0)%
A 10% change from the first three months of fiscal year 2015 average exchange rate for the Euro, British Pound and Japanese Yen to the U.S. Dollar would have resulted in a 1.1% increase or decrease in revenue and a 1.9% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management and customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of certificates of deposit, money market funds, commercial paper and corporate bonds. The fair value of our investments contains an element of credit exposure, which could change based on changes in market conditions. If market conditions deteriorate or if the issuers of these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio. All of our securities are held domestically.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We are in the process of improving our internal controls to remediate the material weakness that existed as of September 30, 2014, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2014. The actions we will take are subject to ongoing senior management review, as well as audit committee oversight. These remediation actions include designing reconciliation and review controls over income tax accounts that will operate at a level of precision to ensure that the applicable controls will prevent or detect errors on a timely basis. We will also be increasing the resources that support our tax department.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 28, 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This new authorization began on November 1, 2014 and expires on October 31, 2015. Shares repurchased under the new program may be made through the open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. We did not repurchase shares under this program during first quarter of fiscal 2015.
On October 29, 2013, our Board of Directors authorized a program to repurchase up to $20 million of our common stock. This repurchase authorization expired on October 31, 2014. We had repurchased a total of 2,022,208 shares for $18.1 million under this program through October 31, 2014, when it expired.
The following table presents our repurchases during the first quarter of fiscal 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2014 - October 31, 2014	287,787	$7.8443	287,787	$0.00
November 1, 2014 - November 30, 2014	-	-	-	$15,000,000.00
December 1, 2014 - December 31, 2014	-	-	-	$15,000,000.00
Total	287,787	$7.8443	287,787	$15,000,000.00

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws effective December 17, 2014 (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014 (5)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 5, 2014 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 2, 2015	By:	/s/ Steven E. Snyder
Steven E. Snyder
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically