Form 10-K/A
period 2014-09-30
DIGI INTERNATIONAL INC
filed 2015-03-19
CIK 854775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently competed second fiscal quarter was $256,398,060 based on a closing price of $10.15 per common share as reported on the NASDAQ Global Select Market.

Shares of common stock outstanding as of December 9, 2014: 24,102,171

Explanatory Note

This Amendment No.1 on Form 10-K/A (this “Amendment”) is being filed by Digi International Inc. to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on December 11, 2014 (the “Original Report”), and is being filed to amend Part II, Item 9A of the Original Report to clarify and provide our management’s conclusion on the effectiveness of our internal control over financial reporting as of the end of the fiscal year. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of each Item as amended. In this Amendment, references “we,” “us,” “our” and the “Company” refer to Digi International Inc. and its subsidiaries.

Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosure contained in the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with our filings with the Securities and Exchange Commission after the filing of the Original Report.

PART II

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

In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014, based on criteria in Internal Control – Integrated Framework issued by the COSO.

We did not maintain effective controls over the preparation, review and analysis of income tax balances. Specifically, we did not maintain effective controls over the interim and annual reconciliation analysis and review of the components of our consolidated income taxes receivable account to ensure all account components existed and were recorded at their appropriate amounts in the consolidated financial statements. This material weakness could result in misstatement of the tax accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of the Original Report.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

Exhibit Number	Description

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2015.

DIGI INTERNATIONAL INC.

By:	/s/ Ronald E. Konezny
Ronald E. Konezny President, Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronically

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronically

32	Section 1350 Certification	Electronically