Form 10-Q
period 2015-03-31
DIGI INTERNATIONAL INC
filed 2015-05-04
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2015, there were 24,926,816 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands, except per common share data)
Revenue:
Hardware product	$48,108	$40,560	$93,041	$82,549
Service	5,043	5,322	8,833	10,655
Total revenue	53,151	45,882	101,874	93,204
Cost of sales:
Cost of hardware product	25,498	20,012	48,610	40,275
Cost of service	3,575	4,090	7,264	8,241
Total cost of sales	29,073	24,102	55,874	48,516
Gross profit	24,078	21,780	46,000	44,688
Operating expenses:
Sales and marketing	10,299	10,399	21,091	20,618
Research and development	7,779	7,411	15,341	14,668
General and administrative	4,540	4,619	9,728	9,342
Restructuring charges, net	518	—	518	81
Total operating expenses	23,136	22,429	46,678	44,709
Operating income (loss)	942	(649)	(678)	(21)
Other income, net:
Interest income, net	54	49	92	92
Other income, net	1,324	21	1,712	114
Total other income, net	1,378	70	1,804	206
Income (loss) before income taxes	2,320	(579)	1,126	185
Income tax provision (benefit)	874	(1,317)	19	(1,241)
Net income	$1,446	$738	$1,107	$1,426
Net income per common share:
Basic	$0.06	$0.03	$0.05	$0.06
Diluted	$0.06	$0.03	$0.04	$0.05
Weighted average common shares:
Basic	24,492	25,644	24,319	25,680
Diluted	25,273	26,144	24,816	26,189
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
	(in thousands)
Net income	$1,446	$738	$1,107	$1,426
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,356)	(181)	(5,729)	162
Change in net unrealized gain (loss) on investments	23	26	(6)	64
Less income tax (provision) benefit	(9)	(10)	2	(25)
Reclassification of realized loss on investments included in net income (1)	1	—	1	—
Other comprehensive (loss) income, net of tax	(3,341)	(165)	(5,732)	201
Comprehensive (loss) income	$(1,895)	$573	$(4,625)	$1,627
(1) Recorded in Other income, net on our Condensed Consolidated Statement of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	September 30, 2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,657	$47,490
Marketable securities	39,220	32,898
Accounts receivable, net	28,615	28,576
Inventories	33,881	31,247
Deferred tax assets	3,388	3,221
Other	4,877	4,249
Total current assets	155,638	147,681
Marketable securities, long-term	7,550	11,541
Property, equipment and improvements, net	14,617	13,231
Identifiable intangible assets, net	5,348	6,785
Goodwill	101,742	103,398
Deferred tax assets	4,947	7,383
Other	320	440
Total assets	$290,162	$290,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,375	$10,451
Accrued compensation	7,677	8,133
Other	3,421	3,170
Total current liabilities	22,473	21,754
Income taxes payable	1,893	2,724
Deferred tax liabilities	182	272
Other noncurrent liabilities	481	411
Total liabilities	25,029	25,161
Contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 31,462,480 and 30,703,895 shares issued	315	307
Additional paid-in capital	224,873	218,689
Retained earnings	118,923	117,816
Accumulated other comprehensive loss	(24,009)	(18,277)
Treasury stock, at cost, 6,538,789 and 6,313,937 shares	(54,969)	(53,237)
Total stockholders’ equity	265,133	265,298
Total liabilities and stockholders’ equity	$290,162	$290,459
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2015	2014
	(in thousands)
Operating activities:
Net income	$1,107	$1,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,445	1,828
Amortization of identifiable intangible assets	1,537	1,891
Stock-based compensation	2,222	2,070
Excess tax benefits from stock-based compensation	—	(44)
Deferred income tax provision (benefit)	2,212	(1,065)
Gain on insurance settlement related to property and equipment	(989)	—
Bad debt/product return provision	518	(151)
Inventory obsolescence	476	409
Restructuring charges, net	518	81
Other	(27)	46
Changes in operating assets and liabilities	(7,459)	(9,681)
Net cash provided by (used in) operating activities	1,560	(3,190)
Investing activities:
Purchase of marketable securities	(22,099)	(5,157)
Proceeds from maturities of marketable securities	19,763	13,778
Proceeds from insurance settlement related to property and equipment	1,014	—
Proceeds from sale of property and equipment	45	—
Purchase of property, equipment, improvements and certain other intangible assets	(3,035)	(1,921)
Net cash (used in) provided by investing activities	(4,312)	6,700
Financing activities:
Excess tax benefits from stock-based compensation	—	44
Proceeds from stock option plan transactions	6,006	3,209
Proceeds from employee stock purchase plan transactions	505	561
Purchases of common stock	(2,339)	(5,416)
Net cash provided by (used in) financing activities	4,172	(1,602)
Effect of exchange rate changes on cash and cash equivalents	(3,253)	329
Net (decrease) increase in cash and cash equivalents	(1,833)	2,237
Cash and cash equivalents, beginning of period	47,490	41,320
Cash and cash equivalents, end of period	$45,657	$43,557
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
Recently Issued Accounting Pronouncements
Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. We expect to adopt this guidance beginning with our fiscal quarter ending December 31, 2017. We are evaluating the impact that the adoption will have on our consolidated financial statements.

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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Numerator:
Net income	$1,446	$738	$1,107	$1,426
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,492	25,644	24,319	25,680
Effect of dilutive securities:
Stock options and restricted stock units	781	500	497	509
Denominator for diluted net income per common share — adjusted weighted average shares	25,273	26,144	24,816	26,189
Net income per common share, basic	$0.06	$0.03	$0.05	$0.06
Net income per common share, diluted	$0.06	$0.03	$0.04	$0.05
For the three months ended March 31, 2015 and 2014, there were 2,366,812 and 3,347,082 potentially dilutive shares, respectively, and for the six months ended March 31, 2015 and 2014, there were 3,496,463 and 2,627,905 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares.
3. SELECTED BALANCE SHEET DATA
(in thousands)

	March 31, 2015	September 30, 2014
Accounts receivable, net:
Accounts receivable	$28,937	$28,943
Less allowance for doubtful accounts	322	367
Accounts receivable, net	$28,615	$28,576
Inventories:
Raw materials	$27,773	$26,402
Work in process	789	315
Finished goods	5,319	4,530
Inventories	$33,881	$31,247
Inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method.
4. MARKETABLE SECURITIES
Our marketable securities consist of certificates of deposit, corporate bonds and commercial paper. We analyze our available-for-sale marketable securities for impairment on an ongoing basis. When we perform this analysis, we consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. We also consider whether an unrealized loss is a temporary loss or an other-than-temporary loss based on factors such as: (a) whether we have the intent to sell the security, (b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery, or (c) permanent impairment due to bankruptcy or insolvency.

4. MARKETABLE SECURITIES (CONTINUED)
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of March 31, 2015, 40 of our 68 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than three years. During the three months ended March 31, 2015 and 2014, we received proceeds from our available-for-sale marketable securities of $10.4 million and $6.7 million, respectively. During the six months ended March 31, 2015 and 2014, we received proceeds from our available-for-sale marketable securities of $19.8 million and $13.8 million, respectively.
At March 31, 2015 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$30,255	$—	$(41)	$30,214
Commercial paper	2,000	—	—	2,000
Certificates of deposit	7,002	7	(3)	7,006
Current marketable securities	39,257	7	(44)	39,220
Non-current marketable securities:
Corporate bonds	3,048	—	(10)	3,038
Certificates of deposit	4,502	12	(2)	4,512
Non-current marketable securities	7,550	12	(12)	7,550
Total marketable securities	$46,807	$19	$(56)	$46,770

(1)	Included in amortized cost and fair value is purchased and accrued interest of $155.

At September 30, 2014 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$24,668	$1	$(22)	$24,647
Commercial paper	3,998	—	(1)	3,997
Certificates of deposit	4,252	2	—	4,254
Current marketable securities	32,918	3	(23)	32,898
Non-current marketable securities:
Corporate bonds	2,051	—	(4)	2,047
Certificates of deposit	9,502	14	(22)	9,494
Non-current marketable securities	11,553	14	(26)	11,541
Total marketable securities	$44,471	$17	$(49)	$44,439

(1)	Included in amortized cost and fair value is purchased and accrued interest of $213.

4. MARKETABLE SECURITIES (CONTINUED)
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	March 31, 2015
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$33,101	$(51)	$—	$—
Certificates of deposit	3,995	(5)	—	—
Total	$37,096	$(56)	$—	$—

	September 30, 2014
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$23,475	$(26)	$—	$—
Commercial paper	3,998	(1)	—	—
Certificates of deposit	2,980	(20)	748	(2)
Total	$30,453	$(47)	$748	$(2)
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
The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable for the asset or liability and their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for the investments, such that the determination of fair value requires significant judgment or estimation.
Fair value is applied to financial assets such as our marketable securities, which are classified and accounted for as available-for-sale. These items are stated at fair value at each reporting period using the above guidance.

5. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2015	Level 1	Level 2	Level 3
Cash equivalents:
Money market	$13,879	$13,879	$—	$—
Available-for-sale marketable securities:
Corporate bonds	33,252	—	33,252	—
Commercial paper	2,000	—	2,000	—
Certificates of deposit	11,518	—	11,518	—
Total cash equivalents and marketable securities measured at fair value	$60,649	$13,879	$46,770	$—

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2014	Level 1	Level 2	Level 3
Cash equivalents:
Money market	$19,630	$19,630	$—	$—
Available-for-sale marketable securities:
Corporate bonds	26,694	—	26,694	—
Commercial paper	3,997	—	3,997	—
Certificates of deposit	13,748	—	13,748	—
Total cash equivalents and marketable securities measured at fair value	$64,069	$19,630	$44,439	$—
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the six months ended March 31, 2015.
We did not carry, purchase or sell any Level 3 financial assets during the six months ended March 31, 2015.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	March 31, 2015			September 30, 2014
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$45,298	$(44,949)	$349	$45,952	$(45,162)	$790
License agreements	—	—	—	2,440	(2,440)	—
Patents and trademarks	11,830	(10,302)	1,528	11,667	(9,799)	1,868
Customer relationships	18,371	(15,468)	2,903	18,894	(15,445)	3,449
Non-compete agreements	1,100	(532)	568	1,100	(422)	678
Order backlog	—	—	—	360	(360)	—
Total	$76,599	$(71,251)	$5,348	$80,413	$(73,628)	$6,785
Amortization expense was $0.8 million and $0.9 million for the three month periods ended March 31, 2015 and 2014, respectively. Amortization expense was $1.5 million and $1.9 million for the six month periods ended March 31, 2015 and 2014, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2015 and the five succeeding fiscal years is (in thousands):

2015 six months	$1,378
2016	1,927
2017	901
2018	482
2019	438
2020	168
The changes in the carrying amount of goodwill are (in thousands):

	Six months ended March 31,
	2015	2014
Beginning balance, October 1	$103,398	$103,569
Foreign currency translation adjustment	(1,656)	476
Ending balance, March 31	$101,742	$104,045
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
At June 30, 2014, our market capitalization was $235.8 million compared to our carrying value of $273.0 million. Our market capitalization plus our estimated control premium of 35% (discussed in the paragraphs below) resulted in a fair value in excess

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
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
7. INCOME TAXES
Income tax provision was minimal for the six month period ended March 31, 2015. Tax benefits specific to the six months ended March 31, 2015 primarily include $0.5 million resulting from the reinstatement of the research and development tax credit for calendar year 2014 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six month period ended March 31, 2015, our effective tax rates before items specific to the period were more than the U.S. statutory rate due primarily to mix of income between jurisdictions having lower statutory tax rates than the U.S.
Income tax benefit was $1.2 million for the six month period ended March 31, 2014. Tax benefits specific to the period of $1.3 million related to the re-measurement and reversal of certain income tax reserves as a result of the conclusion in March 2014 of a federal income tax audit for fiscal 2012 and a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six month period ended March 31, 2014, our effective tax rates before items specific to the period were more than the statutory rate primarily due to reserves for unrecognized tax benefits and state income taxes in excess of domestic tax benefits.
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

7. INCOME TAXES (CONTINUED)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2014	$2,301
Increases related to:
Prior year income tax positions	50
Decreases related to:
Prior year income tax positions	(255)
Settlements	(74)
Expiration of statute of limitations	(139)
Unrecognized tax benefits as of March 31, 2015	$1,883
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.9 million. We expect the total amounts of unrecognized tax benefits will decrease by approximately $0.6 million over the next 12 months.
Of the $1.9 million of unrecognized tax benefits, $1.5 million is included in non-current income taxes payable and $0.4 million is included with non-current deferred tax assets on the condensed consolidated balance sheet at March 31, 2015.
We recognize interest and penalties related to income tax matters in income tax expense. During both the six month periods ended March 31, 2015 and 2014, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties related to unrecognized tax benefits was $0.4 million at both March 31, 2015 and September 30, 2014. Our non-current income taxes payable on our condensed consolidated balance sheet includes accrued interest and penalties in addition to the unrecognized tax benefits of $1.5 million at March 31, 2015.
At March 31, 2015, we had approximately $26.0 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only to repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $0.5 million to $1.5 million.
We operate in multiple tax jurisdictions, including the U.S. and other jurisdictions outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2013, except for certain refund claims applicable to fiscal 2009, in the case of U.S. federal tax authorities and prior to fiscal 2009 for non-U.S. income tax authorities. For state taxing authorities, most notably in California and Texas, we are no longer subject to income tax examination for tax years generally before fiscal 2010, and for Minnesota for tax years prior to fiscal 2013.
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

8. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2015	$950	$206	$(233)	$923
Three months ended March 31, 2014	$1,013	$176	$(217)	$972

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2015	$862	$497	$(436)	$923
Six months ended March 31, 2014	$1,063	$322	$(413)	$972
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
10. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) during the six months ended March 31, 2015. During the six months ended March 31, 2014, stock-based awards were granted under the 2013 Omnibus Incentive Plan (which expired during the second quarter of fiscal 2014) and the 2014 Plan. Upon stockholder approval of the 2014 Plan, we ceased granting awards under any prior plan. The authority to grant options under the 2014 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2014 Plan authorizes the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2014 Plan typically vest over a four year service period and will expire if unexercised after eight years from the date of grant. Restricted stock awards (RSU's) that have been granted to Directors typically vest in one year. RSU's that have been granted to executives and employees typically vest in November over a four-year period. Awards may be granted under the 2014 Plan until January 27, 2024. Options under the 2014 Plan can be granted as either incentive stock options (ISOs) or non-statutory stock options (NSOs). The exercise price of options and the grant date price of restricted stock shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares or having us retain a portion of shares issuable under the award. As of March 31, 2015, there were approximately 1,492,183 shares available for future grants under the 2014 Plan.
Cash received from the exercise of stock options was $6.0 million during the six months ended March 31, 2015 and $3.2 million during the six months ended March 31, 2014. There were no excess tax benefits from stock-based compensation for the six months ended March 31, 2015. The excess tax benefits from stock-based compensation were minimal during the six months ended March 31, 2014.
We sponsor an Employee Stock Purchase Plan (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.5 million during the six months

10. STOCK-BASED COMPENSATION (CONTINUED)
ended March 31, 2015 and $0.6 million during the six months ended March 31, 2014, respectively. Pursuant to the Purchase Plan, 72,306 and 65,832 common shares were issued to employees during the six months ended March 31, 2015 and 2014, respectively. Shares are issued under the Purchase Plan from treasury stock. As of March 31, 2015, 669,072 common shares were available for future issuances under the Purchase Plan.

Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Cost of sales	$83	$82	$189	$150
Sales and marketing	306	282	649	568
Research and development	196	177	388	383
General and administrative	453	506	996	969
Stock-based compensation before income taxes	1,038	1,047	2,222	2,070
Income tax benefit	(361)	(355)	(775)	(703)
Stock-based compensation after income taxes	$677	$692	$1,447	$1,367
Stock-based compensation cost capitalized as part of inventory was immaterial as of March 31, 2015 and September 30, 2014.
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2014	6,029	$10.61
Granted	704	7.82
Exercised	(677)	8.87
Forfeited / Canceled	(1,168)	11.58
Balance at March 31, 2015	4,888	$10.22	5.3	$3,263

Exercisable at March 31, 2015	3,482	$10.70	4.5	$1,603
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $9.98 as of March 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the six months ended March 31, 2015 was $0.8 million and during the six months ended March 31, 2014 was $0.5 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2015	2014
Fair value of options granted (in thousands)	$2,046	$3,995
Weighted average per option grant date fair value	$2.91	$4.44
Assumptions used for option grants:
Risk free interest rate	1.77% - 1.85%	1.76% - 1.91%
Expected term	6.00 years	6.00 years
Expected volatility	35% - 36%	40%
Weighted average volatility	35%	40%
Expected dividend yield	0	0

10. STOCK-BASED COMPENSATION (CONTINUED)
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
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the six months ended March 31, 2015 was 6.0%. As of March 31, 2015 the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $4.4 million and the related weighted average period over which it is expected to be recognized is approximately 3.0 years.
A summary of our non-vested restricted stock units as of March 31, 2015 and changes during the six months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2014	171	$9.35
Granted	432	$7.96
Vested	(81)	$9.60
Canceled	(29)	$7.91
Nonvested at December 31, 2014	493	$8.17
As of March 31, 2015, the total unrecognized compensation cost related to non-vested restricted stock units was $3.4 million and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.
11. COMMON STOCK REPURCHASE
On October 28, 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This new authorization began on November 1, 2014 and expires on October 31, 2015. Shares repurchased under the program may be made through the open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. We did not repurchase shares under this program during the first six months of fiscal 2015.
Our prior share repurchase authorization program expired on October 31, 2014. During the month of October 2014, we repurchased 287,787 shares under this program for $2.3 million.
In addition to the shares repurchased under the prior Board authorized repurchase program, during the six months ended March 31, 2015, our employees forfeited 9,371 shares in order to satisfy $0.1 million of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.

12. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	2015 Restructuring	2014 Restructuring	2013 Restructuring
	Employee Termination Costs	Employee Termination Costs	Employee Termination Costs	Total
Balance at September 30, 2013	$—	$—	$350	$350
Restructuring charge	—	152	—	152
Payments	—	(152)	(279)	(431)
Reversals	—	—	(71)	(71)
Balance at September 30, 2014	—	—	—	—
Restructuring charge	518	—	—	518
Payments	(342)	—	—	(342)
Balance at March 31, 2015	$176	$—	$—	$176
Fiscal 2015 Restructuring
On February 20, 2015, we announced a restructuring plan related to our Etherios operations in order to refocus the business on CRM and service cloud implementations. We recorded a restructuring charge of $0.3 million related to severance during the second quarter of fiscal 2015. We scaled the business to current and expected revenue levels resulting in an elimination of approximately 21 positions. The payments associated with these charges are expected to be completed by the end of fiscal 2015.
On January 22, 2015, we announced the closure of our India location. The March closure resulted in the elimination of approximately 38 employees from engineering, sales and administration. We recorded a restructuring charge of $0.2 million related to severance during the second quarter of fiscal 2015. The majority of this severance was paid during the second quarter of fiscal 2015.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K and 10-K/A for the fiscal year ended September 30, 2014, as well as our subsequent reports on Forms 10-Q and 8-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
The words “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our operations and our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2014, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We are a leading provider of machine to machine (M2M) networking products and solutions that enable the connection, monitoring and control of local or remote physical assets by electronic means. These networking products and solutions can connect communication hardware to a physical asset and convey information about the asset’s status and performance, which can be sent to a computer system and used to monitor, improve or automate one or more processes. Increasingly, these products and solutions are being deployed via wireless networks as wireless communications become more and more prevalent. Our products are deployed by a wide range of businesses and institutions. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, relationships with partners, quality and reliability, product development capabilities, price and availability.
Total revenue was $53.2 million for the second quarter of fiscal 2015 compared to $45.9 million for the second quarter of fiscal 2014, an increase of $7.3 million or 15.8%. Total revenue in the second quarter of fiscal 2015 was unfavorably impacted by foreign currency translation of $1.1 million when compared to the same period in the prior fiscal year as a result of the weakening of the Euro and British Pound. Further, we estimate that approximately $1.5 million of revenue recorded in the second quarter of fiscal 2015 was a result of orders that were delayed from the first fiscal quarter of 2015, which could not be fulfilled due to the impact of the fire at our subcontract manufacturing location.
Operating income was $0.9 million, or 1.8% of revenue, in the second quarter of fiscal 2015 compared to an operating loss of $0.6 million, or 1.4% of revenue, in the year ago comparable quarter. Operating income for the second quarter of fiscal 2015 included restructuring expenses of $0.5 million, as we eliminated our workforce and closed our facility in India and restructured our Etherios operations in order to refocus the business on CRM and service cloud implementations. We scaled the Etherios business to current and expected revenue levels resulting in a workforce reduction.
We received $1.0 million of insurance proceeds in the second quarter of fiscal 2015 related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer's location. These insurance proceeds were recorded as Other income, net.
Net income was $1.4 million in the second quarter of fiscal 2015, or $0.06 per diluted share, compared to net income of $0.7 million, or $0.03 per diluted share, in the second quarter of fiscal 2014. Net income in the second quarter of fiscal 2015 included insurance proceeds of $0.7 million, net of tax, or $0.03 per diluted share. This was offset by a reduction of $0.3 million, net of tax, or $0.01 per diluted share relating to the restructuring mentioned above. Net income in the second quarter of fiscal 2014 included tax benefits specific to the period of $1.1 million, or $0.04 per diluted share, resulting from the re-measurement and reversal of tax reserves in conjunction with the settlement of a federal income tax audit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
	2015		2014		(decr.)	2015		2014		(decr.)
Revenue:
Hardware product	$48,108	90.5%	$40,560	88.4%	18.6	$93,041	91.3%	$82,549	88.6%	12.7%
Service	5,043	9.5	5,322	11.6	(5.2)	8,833	8.7	10,655	11.4	(17.1)
Total revenue	53,151	100.0	45,882	100.0	15.8	101,874	100.0	93,204	100.0	9.3
Cost of sales:
Cost of hardware product	25,498	48.0	20,012	43.6	27.4	48,610	47.7	40,275	43.2	20.7
Cost of service	3,575	6.7	4,090	8.9	(12.6)	7,264	7.1	8,241	8.9	(11.9)
Total cost of sales	29,073	54.7	24,102	52.5	20.6	55,874	54.8	48,516	52.1	15.2
Gross profit	24,078	45.3	21,780	47.5	10.6	46,000	45.2	44,688	47.9	2.9
Operating expenses	23,136	43.5	22,429	48.9	3.2	46,678	45.9	44,709	47.9	4.4
Operating income (loss)	942	1.8	(649)	(1.4)	245.1	(678)	(0.7)	(21)	—	NM
Other income, net	1,378	2.6	70	0.1	NM	1,804	1.8	206	0.2	775.7
Income (loss) before income taxes	2,320	4.4	(579)	(1.3)	500.7	1,126	1.1	185	0.2	508.6
Income tax provision (benefit)	874	1.6	(1,317)	(2.9)	166.4	19	—	(1,241)	(1.3)	NM
Net income	$1,446	2.7%	$738	1.6%	95.9%	$1,107	1.1%	$1,426	1.5%	(22.4)%
* NM means not meaningful
REVENUE
Overview
Total revenue was $53.2 million for the second quarter of fiscal 2015 compared to $45.9 million for the second quarter of fiscal 2014, an increase of $7.3 million, or 15.8%. Total revenue was $101.9 million for the six months ended March 31, 2015, compared to $93.2 million for the six months ended March 31, 2014, an increase of 8.7 million, or 9.3%. No significant changes were made to our pricing strategy that would impact revenue during the six month periods ended March 31, 2015 or 2014.
Hardware Products

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2015		2014		(decr.)	2015		2014		(decr.)
Growth hardware products	$30,376	63.1%	$20,815	51.3%	45.9%	$56,226	60.4%	$42,618	51.6%	31.9%
Mature hardware products	17,732	36.9	19,745	48.7	(10.2)	36,815	39.6	39,931	48.4	(7.8)
Total product revenue	$48,108	100.0%	$40,560	100.0%	18.6%	$93,041	100.0%	$82,549	100.0%	12.7%
Growth hardware product offerings include all wireless products as well as the ARM-based embedded module product line with both wired and wireless connectivity. Revenue from growth hardware products increased by $9.6 million and $13.6 million for the three and six month periods ended March 31, 2015, respectively, compared to the same periods a year ago, primarily related to increased revenue from large sales to certain customers of our cellular routers and gateway products and RF modules.
Mature hardware product offerings include generally all wired products, such as our serial servers, Rabbit-branded modules, chips and USB hardware offerings. Revenue of our mature hardware products decreased by $2.0 million and $3.1 million for the three and six month periods ended March 31, 2015, respectively, compared to the same periods a year ago. Most products in this category decreased, partially offset by an increase in revenue from serial servers. We expect that revenue from our mature products will continue to decrease in the future, however we may experience occasional increases in certain mature product lines due to specific customer purchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Services
Our service offerings include our wireless product design and development services, customer relationship management (CRM) consulting services, application development services, our platform-as-a-service (PAAS) recurring revenue generated from our Digi Device Cloud, and post-contract customer support and fees associated with technical support and training. Revenue from our service offerings was $5.0 million in the second quarter of fiscal 2015 compared to $5.3 million in the second quarter of fiscal 2014, a decrease of $0.3 million or 5.2%. The decrease in the second quarter of fiscal 2015 compared to a year ago was in wireless design service revenue, partially offset by an increase in our CRM consulting service revenue. Revenue from our service offerings was $8.8 million in the first half of fiscal 2015 compared to $10.6 million in the first half of fiscal 2014, a decrease of $1.8 million, or 17.1%, due to closing and fulfilling fewer customer projects. We expect that it is likely that revenue from our service businesses will fluctuate from quarter to quarter.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended March 31,		$ incr.	% incr.	Six months ended March 31,		$ incr.	% incr.
($ in thousands)	2015	2014	(decr.)	(decr.)	2015	2014	(decr.)	(decr.)
North America, primarily United States	$32,388	$27,352	$5,036	18.4%	$63,101	$56,789	$6,312	11.1%
Europe, Middle East & Africa	12,383	11,943	440	3.7	23,614	23,540	74	0.3
Asia	5,714	4,996	718	14.4	11,117	10,069	1,048	10.4
Latin America	2,666	1,591	1,075	67.6	4,042	2,806	1,236	44.0
Total revenue	$53,151	$45,882	$7,269	15.8%	$101,874	$93,204	$8,670	9.3%
Revenue in North America increased by $5.0 million for the three months ended March 31, 2015 compared to the same period a year ago due to an increase in product revenue of $5.3 million, partially offset by a decline of $0.3 million in service revenue. North America revenue increased as certain customers made large purchases of cellular routers and gateway products, partially offset by a decrease in service revenue as a result of fulfilling fewer customer projects. Revenue in North America increased by $6.3 million for the six months ended March 31, 2015 compared to the same period a year ago due to an increase in product revenue of $8.1, partially offset by a decline of $1.8 million in service revenue. The North America increase mostly related to large purchases of cellular routers and gateway products and RF products, partially offset by a decrease in service revenue as a result of closing and fulfilling fewer customer projects.
Revenue in Europe, Middle East & Africa (“EMEA”) increased by $0.4 million and $0.1 million for the three and six month periods ended March 31, 2015, respectively, compared to the same period a year ago. This increase was primarily due to increased revenue from cellular, serial servers and embedded modules compared to the same period in the prior fiscal year, partially offset by the fluctuation of foreign currency rates, which had an unfavorable impact on total revenue of $1.1 million for the three month period ended March 31, 2015 and $1.5 million for the six month period ended March 31, 2015 compared to the same periods a year ago, due to the weakening of the Euro and British Pound compared to the U.S. dollar.
Revenue in Asia increased by $0.7 million and $1.0 million for the three and six month periods ended March 31, 2015 compared to the same periods a year ago, primarily related to an increase in revenue from modules and serial servers.
Revenue in Latin America increased by $1.1 million and $1.2 million for the three and six month periods ended March 31, 2015 as compared to the same periods a year ago, primarily due to an increase in revenue from cellular products.
GROSS MARGIN
Gross margins were 45.3% and 45.2% for the three and six month periods ended March 31, 2015, respectively, compared to gross margins of 47.5% and 47.9% for the three and six month periods ended March 31, 2014, respectively.
Hardware product gross margin was 47.0% and 47.8% for the three and six month periods ended March 31, 2015, respectively, compared to 50.7% and 51.2% for the three and six month periods ended March 31, 2014, respectively. The decrease primarily was due to a shift in product mix, as revenue from mature hardware products is replaced with revenue from growth hardware products which generally have lower gross margins. We expect that there will continue to be pressure on pricing and consequently gross margins as we are selling more product to higher volume customers. We also incurred incremental

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenses, such as higher product costs associated with manufacturing at other subcontractor facilities, travel expenses and freight costs associated with the impact of the Thailand fire that also negatively impacted gross margin.
Service gross margin was 29.1% and 17.8% for the three and six month periods ended March 31, 2015, respectively, compared to 23.1% and 22.7% for the three and six month periods ended March 31, 2014, respectively. Service gross margin increased by 6.0 percentage points for the three months ended March 31, 2015 compared to the same period a year ago, resulting from improved utilization of consulting labor in connection with our restructuring. For the six month period ended March 31, 2015 compared to the same period a year ago, service gross margin decreased 4.9 percentage points. The decrease primarily was related to an underutilization of consulting labor that had been retained for the expected demand for these services in the first quarter of 2015 that has partially been offset in the second quarter of fiscal 2015 due to the aforementioned restructuring and improved revenue. We expect our service gross margin to vary from quarter to quarter for the foreseeable future as these margins are dependent on the utilization rates of our personnel.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended March 31,				$ incr.	Six months ended March 31,				$ incr.
($ in thousands)	2015		2014		(decr.)	2015		2014		(decr.)
Sales and marketing	$10,299	19.4%	$10,399	22.7%	$(100)	$21,091	20.7%	$20,618	22.1%	$473
Research and development	7,779	14.6%	7,411	16.1%	368	15,341	15.1%	14,668	15.7%	673
General and administrative	4,540	8.5%	4,619	10.1%	(79)	9,728	9.6%	9,342	10.0%	386
Restructuring	518	1.0%	—	—%	518	518	0.5%	81	0.1%	437
Total operating expenses	$23,136	43.5%	$22,429	48.9%	$707	$46,678	45.9%	$44,709	47.9%	$1,969
Sales and marketing expenses decreased $0.1 million for the three month period ended March 31, 2015 compared to the same period a year ago. Sales and marketing expenses increased $0.5 million for the six month period ended March 31, 2015 compared to the same period a year ago, primarily due to an increase in compensation-related expenses partially offset by decreases in travel and entertainment expenses.
Research and development expenses increased $0.4 million and $0.7 million for the three and six month periods ended March 31, 2015, respectively, compared to the same periods a year ago. This primarily was due to an increase in compensation-related expenses partially offset by decreases in expenses for product certification.
General and administrative expenses decreased $0.1 million for the three month period ended March 31, 2015 compared to the same period a year ago. For the six month period ended March 31, 2015 compared to the same period a year ago, general and administrative expenses increased by $0.4 million. The increase was primarily due to an increase in compensation-related expense and final transition expenses of $0.3 million for our former CEO, partially offset by reduced amortization expense as certain intangibles were fully amortized.
Restructuring expense of $0.5 million for both the three and six month periods ended March 31, 2015 related to restructuring charges for our India and Etherios operations. In the six month period ended March 31, 2014 there was a $0.1 million restructuring expense pertaining to the 2014 restructuring that was announced on October 31, 2013, partially offset by a reversal related to the 2013 restructuring announced September 27, 2013 (see Note 12 to our Condensed Consolidated Financial Statements).
OTHER INCOME, NET
Other income, net increased $1.3 million and $1.6 million for the three and six month periods ended March 31, 2015, respectively, compared to the same periods a year ago primarily due to $1.0 million of proceeds for the settlement of an insurance claim related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer’s location and foreign currency gains as the U.S. Dollar strengthened against the Euro and Yen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
Income tax provision was minimal for the six month period ended March 31, 2015. Tax benefits specific to the six months ended March 31, 2015 primarily include $0.5 million resulting from the reinstatement of the research and development tax credit for calendar year 2014 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six month period ended March 31, 2015, our effective tax rates before items specific to the period were more than the U.S. statutory rate due primarily to mix of income between jurisdictions having lower statutory tax rates than the U.S.
Income tax benefit was $1.2 million for the six month period ended March 31, 2014. Tax benefits specific to the period of $1.3 million related to the re-measurement and reversal of certain income tax reserves as a result of the conclusion in March 2014 of a federal income tax audit for fiscal 2012 and a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six month period ended March 31, 2014, our effective tax rates before items specific to the period were more than the statutory rate primarily due to reserves for unrecognized tax benefits and state income taxes in excess of domestic tax benefits.
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
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At March 31, 2015, we had cash, cash equivalents and short-term marketable securities of $84.9 million compared to $80.4 million at September 30, 2014. Our working capital (total current assets less total current liabilities) was $133.2 million at March 31, 2015 and $125.9 million at September 30, 2014. We presently anticipate total fiscal 2015 capital expenditures will be approximately $4.4 million.
Net cash provided by operating activities was $1.6 million for the six months ended March 31, 2015 and net cash used by operating activities was $3.2 million for the six months ended March 31, 2014, a net increase of $4.8 million. This was primarily due to an increase in non-cash adjustments related to deferred income tax benefit of $3.3 million, operating assets and liabilities of $2.2 million and bad debt, restructuring and stock-based compensation increases of $1.3 million, partially offset by a decreases related to the gain on insurance settlement of $1.0 million, depreciation and amortization of $0.7 million and net income of $0.3 million. The increase in cash provided by operating assets and liabilities of $2.2 million was primarily related to accrued liabilities, inventory and accounts payable, partially offset by net cash used by accounts receivable due mostly to timing of the revenue recorded within the second quarter of fiscal 2015. While inventory grew in both the six month periods ended March 31, 2015 and 2014, it grew by a larger amount in the six month period ended March 31, 2014 as we made certain strategic inventory purchases.
Net cash used in investing activities was $4.3 million during the six months ended March 31, 2015 compared to net cash provided by investing activities of $6.7 million during the six months ended March 31, 2014, a net decrease of $11.0 million. During the first six months of fiscal 2015, we had net purchases of $2.3 million for marketable securities and $3.0 million for capital expenditures, partially offset by proceeds from an insurance settlement of $1.0 million. During the first six months of fiscal 2014, we received net proceeds of $8.6 million from maturities of marketable securities, partially offset by $1.9 million of capital expenditures.
Net cash provided by financing activities was $4.2 million for the six months ended March 31, 2015 compared to net cash used in financing activities of $1.6 million for the six months ended March 31, 2014, a net increase of $5.8 million. During the first six months of fiscal 2015, we had $3.1 million less purchases of common stock and received $2.7 million more proceeds from stock option plan and employee stock purchase plan transactions compared to the same period a year ago.
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

return capital to shareholders and to support our employee stock purchase program. This authorization expires on October 31, 2015. We did not repurchase shares under this program during the first half of fiscal 2015. During the month of October 2014, we repurchased 287,787 shares under our prior board-approved stock repurchase program for $2.3 million.
At March 31, 2015, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $92.4 million. This balance includes approximately $29.6 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $26.0 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $0.5 million to $1.5 million.
Recently Issued Accounting Pronouncements
Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. We expect to adopt this guidance beginning with our fiscal quarter ending December 31, 2017. We are evaluating the impact that the adoption will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Our marketable securities are classified as available-for-sale and are carried at fair value. Our investments consist of certificates of deposit, money market funds, commercial paper and corporate bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than one year.
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds or Japanese Yen and in certain cases, transactions in U.S. Dollars in our foreign entities. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk as we continue to mitigate this risk with natural hedging strategies such as mitigating our net asset position in non-functional currencies.
For the six months ended March 31, 2015 and 2014, we had approximately $38.8 million and $36.4 million, respectively, of revenue from foreign customers including export sales. Of these sales, $11.1 million and $12.0 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
Total revenue was unfavorably impacted by foreign currency translation of $1.1 million and $1.6 million for the three and six month periods ended March 31, 2015, respectively, as compared to the same period in the prior fiscal year.
The table below compares the average monthly exchange rates of the Euro, British Pound and Japanese Yen to the U.S. Dollar:

	Six months ended March 31,		% increase
	2015	2014	(decrease)
Euro	1.1910	1.3655	(12.8)%
British Pound	1.5514	1.6367	(5.2)%
Japanese Yen	0.0086	0.0098	(12.2)%
A 10% change from the first six months of fiscal year 2015 average exchange rate for the Euro, British Pound and Japanese Yen to the U.S. Dollar would have resulted in a 1.1% increase or decrease in revenue and a 1.9% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We are in the process of improving our internal controls to remediate the material weakness that existed as of September 30, 2014, as described in Management’s Report On Internal Control Over Financial Reporting in Item 9A of our Annual Report on Form 10-K/A for the year ended September 30, 2014. The actions we are taking are subject to ongoing senior management review, as well as audit committee oversight. These remediation actions include designing reconciliation and review controls over income tax accounts that will operate at a level of precision to ensure that the applicable controls will prevent or detect errors on a timely basis. We also outsourced our tax department resulting in an increase in tax resources and expertise.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than changes intended to remediate the material weakness noted above, there were no other changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 28, 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This new authorization began on November 1, 2014 and expires on October 31, 2015. Shares repurchased under the new program may be made through the open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. We did not repurchase shares under this program during the first six months of fiscal 2015.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2015 - January 31, 2015 (1)	9,371	$8.6646	-	$15,000,000.00
February 1, 2015 - February 28, 2015	-	-	-	$15,000,000.00
March 1, 2015 - March 31, 2015	-	-	-	$15,000,000.00
Total	9,371	$8.6646	0	$15,000,000.00

(1)	9,371 shares were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws effective December 17, 2014 (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Transition Agreement between the Company and Steven E. Snyder dated March 25, 2015 (5)*

10	(b)	Offer Letter between the Company and Michael C. Goergen dated March 6, 2015 (6)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 5, 2014 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2015 (File No. 1-34033)

(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 26, 2015 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 4, 2015	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Transition Agreement between the Company and Steven E. Snyder dated March 25, 2015	Incorporated by Reference

10	(b)	Offer Letter between the Company and Michael C. Goergen dated March 6, 2015	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically