Form 10-Q
period 2015-06-30
DIGI INTERNATIONAL INC
filed 2015-07-31
CIK 854775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 28, 2015, there were 24,985,341 shares of the registrant’s $.01 par value Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per common share data)
Revenue:
Hardware product	$50,001	$43,303	$143,042	$125,852
Service	4,537	4,582	13,370	15,237
Total revenue	54,538	47,885	156,412	141,089
Cost of sales:
Cost of hardware product	25,729	21,587	74,339	61,862
Cost of service	3,460	4,149	10,724	12,390
Total cost of sales	29,189	25,736	85,063	74,252
Gross profit	25,349	22,149	71,349	66,837
Operating expenses:
Sales and marketing	9,434	9,859	30,525	30,477
Research and development	8,374	7,253	23,715	21,921
General and administrative	4,720	5,317	14,448	14,659
Restructuring charges, net	(9)	—	509	81
Total operating expenses	22,519	22,429	69,197	67,138
Operating income (loss)	2,830	(280)	2,152	(301)
Other income (loss), net:
Interest income, net	42	35	134	127
Other income (loss), net	419	(69)	2,131	45
Total other income (loss), net	461	(34)	2,265	172
Income (loss) before income taxes	3,291	(314)	4,417	(129)
Income tax provision (benefit)	795	(213)	814	(1,454)
Net income (loss)	$2,496	$(101)	$3,603	$1,325
Net income per common share:
Basic	$0.10	$—	$0.15	$0.05
Diluted	$0.10	$—	$0.14	$0.05
Weighted average common shares:
Basic	24,938	25,274	24,525	25,545
Diluted	25,710	25,274	25,085	25,965
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$2,496	$(101)	$3,603	$1,325
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,571	384	(4,158)	546
Change in net unrealized gain (loss) on investments	4	(2)	(2)	62
Less income tax (provision) benefit	(1)	1	1	(24)
Reclassification of realized loss on investments included in net income (1)	—	—	1	—
Other comprehensive income (loss), net of tax	1,574	383	(4,158)	584
Comprehensive income (loss)	$4,070	$282	$(555)	$1,909
(1) Recorded in Other income (loss), net on our Condensed Consolidated Statement of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	September 30, 2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,755	$47,490
Marketable securities	37,527	32,898
Accounts receivable, net	24,415	28,576
Inventories	34,690	31,247
Deferred tax assets	3,072	3,221
Other	2,912	4,249
Total current assets	156,371	147,681
Marketable securities, long-term	9,471	11,541
Property, equipment and improvements, net	14,628	13,231
Identifiable intangible assets, net	4,789	6,785
Goodwill	102,497	103,398
Deferred tax assets	5,708	7,383
Other	293	440
Total assets	$293,757	$290,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,048	$10,451
Accrued compensation	10,464	8,133
Other	3,372	3,170
Total current liabilities	20,884	21,754
Income taxes payable	1,401	2,724
Deferred tax liabilities	151	272
Other noncurrent liabilities	678	411
Total liabilities	23,114	25,161
Contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 31,499,053 and 30,703,895 shares issued	315	307
Additional paid-in capital	226,102	218,689
Retained earnings	121,419	117,816
Accumulated other comprehensive loss	(22,435)	(18,277)
Treasury stock, at cost, 6,513,712 and 6,313,937 shares	(54,758)	(53,237)
Total stockholders’ equity	270,643	265,298
Total liabilities and stockholders’ equity	$293,757	$290,459
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2015	2014
	(in thousands)
Operating activities:
Net income	$3,603	$1,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,170	2,694
Amortization of identifiable intangible assets	2,286	2,787
Stock-based compensation	3,262	3,160
Excess tax benefits from stock-based compensation	—	(44)
Deferred income tax provision (benefit)	1,729	(2,033)
Gain on insurance settlement related to property and equipment	(1,375)	—
Bad debt/product return provision (recovery)	198	(196)
Inventory obsolescence	842	610
Restructuring charges, net	509	81
Other	(81)	(24)
Changes in operating assets and liabilities	(4,147)	(5,815)
Net cash provided by operating activities	8,996	2,545
Investing activities:
Purchase of marketable securities	(31,054)	(15,574)
Proceeds from maturities of marketable securities	28,494	35,364
Proceeds from insurance settlement related to property and equipment	1,400	—
Proceeds from sale of property and equipment	45	—
Purchase of property, equipment, improvements and certain other intangible assets	(3,888)	(2,719)
Net cash (used in) provided by investing activities	(5,003)	17,071
Financing activities:
Excess tax benefits from stock-based compensation	—	44
Proceeds from stock option plan transactions	6,332	3,336
Proceeds from employee stock purchase plan transactions	708	770
Purchases of common stock	(2,339)	(9,651)
Net cash provided by (used in) financing activities	4,701	(5,501)
Effect of exchange rate changes on cash and cash equivalents	(2,429)	482
Net increase in cash and cash equivalents	6,265	14,597
Cash and cash equivalents, beginning of period	47,490	41,320
Cash and cash equivalents, end of period	$53,755	$55,917
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
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We expect to adopt this guidance beginning with our fiscal quarter ending December 31, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, Revenue from Contracts with Customers. We can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are assessing the adoption date and potential impact of adopting this ASU on our consolidated financial statements and related disclosures.
2. EARNINGS PER SHARE
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares result from dilutive common stock options and restricted stock units. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect. As a result, no common equivalent shares were included in the calculation of net loss per diluted share for the three month period ended June 30, 2014.

2. EARNINGS PER SHARE (CONTINUED)
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$2,496	$(101)	$3,603	$1,325
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	24,938	25,274	24,525	25,545
Effect of dilutive securities:
Stock options and restricted stock units	772	—	560	420
Denominator for diluted net income per common share — adjusted weighted average shares	25,710	25,274	25,085	25,965
Net income per common share, basic	$0.10	$—	$0.15	$0.05
Net income per common share, diluted	$0.10	$—	$0.14	$0.05
For the three months ended June 30, 2015 and 2014, there were 2,416,518 and 4,979,372 potentially dilutive shares, respectively, and for the nine months ended June 30, 2015 and 2014, there were 3,451,827 and 3,399,013 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares.
3. SELECTED BALANCE SHEET DATA
(in thousands)

	June 30, 2015	September 30, 2014
Accounts receivable, net:
Accounts receivable	$24,812	$28,943
Less allowance for doubtful accounts	397	367
Accounts receivable, net	$24,415	$28,576
Inventories:
Raw materials	$28,043	$26,402
Work in process	615	315
Finished goods	6,032	4,530
Inventories	$34,690	$31,247
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of June 30, 2015, 25 of our 63 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described

4. MARKETABLE SECURITIES (CONTINUED)
factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than three years. During the three months ended June 30, 2015 and 2014, we received proceeds from our available-for-sale marketable securities of $8.7 million and $21.6 million, respectively. During the nine months ended June 30, 2015 and 2014, we received proceeds from our available-for-sale marketable securities of $28.5 million and $35.4 million, respectively.
At June 30, 2015 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,065	$—	$(31)	$28,034
Commercial paper	3,991	—	(4)	3,987
Certificates of deposit	5,502	4	—	5,506
Current marketable securities	37,558	4	(35)	37,527
Non-current marketable securities:
Corporate bonds	3,723	—	(14)	3,709
Certificates of deposit	4,504	13	—	4,517
Government municipal bonds	1,246	—	(1)	1,245
Non-current marketable securities	9,473	13	(15)	9,471
Total marketable securities	$47,031	$17	$(50)	$46,998

(1)	Included in amortized cost and fair value is purchased and accrued interest of $262.

At September 30, 2014 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$24,668	$1	$(22)	$24,647
Commercial paper	3,998	—	(1)	3,997
Certificates of deposit	4,252	2	—	4,254
Current marketable securities	32,918	3	(23)	32,898
Non-current marketable securities:
Corporate bonds	2,051	—	(4)	2,047
Certificates of deposit	9,502	14	(22)	9,494
Non-current marketable securities	11,553	14	(26)	11,541
Total marketable securities	$44,471	$17	$(49)	$44,439

(1)	Included in amortized cost and fair value is purchased and accrued interest of $213.

4. MARKETABLE SECURITIES (CONTINUED)
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	June 30, 2015
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$26,499	$(44)	$5,002	$(1)
Commercial paper	1,991	(4)	—	—
Government municipal bonds	1,230	(1)	—	—
Total	$29,720	$(49)	$5,002	$(1)

	September 30, 2014
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$23,475	$(26)	$—	$—
Commercial paper	3,998	(1)	—	—
Certificates of deposit	2,980	(20)	748	(2)
Total	$30,453	$(47)	$748	$(2)
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

5. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets that are measured at fair value on a recurring basis (in thousands):

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2015	Level 1	Level 2	Level 3
Cash equivalents:
Money market	$19,199	$19,199	$—	$—
Available-for-sale marketable securities:
Corporate bonds	31,743	—	31,743	—
Commercial paper	3,987	—	3,987	—
Certificates of deposit	10,023	—	10,023	—
Government municipal bonds	1,245	—	1,245	—
Total cash equivalents and marketable securities measured at fair value	$66,197	$19,199	$46,998	$—

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2014	Level 1	Level 2	Level 3
Cash equivalents:
Money market	$19,630	$19,630	$—	$—
Available-for-sale marketable securities:
Corporate bonds	26,694	—	26,694	—
Commercial paper	3,997	—	3,997	—
Certificates of deposit	13,748	—	13,748	—
Total cash equivalents and marketable securities measured at fair value	$64,069	$19,630	$44,439	$—
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the nine months ended June 30, 2015.
We did not carry, purchase or sell any Level 3 financial assets during the nine months ended June 30, 2015.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	June 30, 2015			September 30, 2014
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$45,659	$(45,510)	$149	$45,952	$(45,162)	$790
License agreements	—	—	—	2,440	(2,440)	—
Patents and trademarks	11,993	(10,560)	1,433	11,667	(9,799)	1,868
Customer relationships	18,609	(15,915)	2,694	18,894	(15,445)	3,449
Non-compete agreements	1,100	(587)	513	1,100	(422)	678
Order backlog	—	—	—	360	(360)	—
Total	$77,361	$(72,572)	$4,789	$80,413	$(73,628)	$6,785
Amortization expense was $0.7 million and $0.9 million for the three month periods ended June 30, 2015 and 2014, respectively. Amortization expense was $2.3 million and $2.8 million for the nine month periods ended June 30, 2015 and 2014, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2015 and the five succeeding fiscal years is (in thousands):

2015 three months	$625
2016	1,926
2017	896
2018	487
2019	451
2020	168
The changes in the carrying amount of goodwill are (in thousands):

	Nine months ended June 30,
	2015	2014
Beginning balance, October 1	$103,398	$103,569
Foreign currency translation adjustment	(901)	760
Ending balance, June 30	$102,497	$104,329
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
At June 30, 2015, our market capitalization was $238.6 million compared to our carrying value of $270.6 million. Our market capitalization plus our estimated control premium of 35% (discussed in the paragraphs below) resulted in a fair value in excess

6. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
of our carrying value by a margin of 19%. We concluded that no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded.
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
Based on our industry knowledge, including recent industry merger and acquisition activity, we concluded that the control premium study that was performed a year ago is still an appropriate study to use for our June 30, 2015 goodwill impairment assessment.
If our stock price or control premium declines, the first step of our goodwill impairment analysis may fail. We have identified factors that could result in additional interim goodwill impairment testing. For example, we would perform the second step of the impairment testing if our stock price fell below certain thresholds for a significant period of time, or if our control premium significantly decreased. Events or circumstances may occur that could negatively impact our stock price, including changes in our anticipated revenues and profits and our ability to execute on our strategies. In addition, our control premium could decline due to changes in economic conditions in the technology industry or more generally in the financial markets. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have had no goodwill impairment losses since the adoption of Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Others, in fiscal 2003.
7. INCOME TAXES
Income tax provision was $0.8 million for the nine month period ended June 30, 2015. Net tax benefits specific to the nine months ended June 30, 2015 were $0.9 million resulting from the reinstatement of the research and development tax credit for calendar year 2014 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. These discrete tax benefits were partially offset by a discrete tax expense for the adjustment of state rate on net deferred tax assets. For the nine month period ended June 30, 2015, our effective tax rate before items specific to the period was more than the U.S. statutory rate due primarily to mix of income between taxing jurisdictions, certain of which have higher statutory tax rates than the U.S., an increase in permanent tax items and an increase in certain reserves for unrecognized tax benefits.
Income tax benefit was $1.5 million for the nine month period ended June 30, 2014. Net tax benefits specific to the period of $1.4 million related to the re-measurement and reversal of certain income tax reserves as a result of the conclusion in March 2014 of a federal income tax audit for fiscal 2012, a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions and a valuation allowance reversal associated with the reassessment of state research and development tax credits. For the nine month period ended June 30, 2014, our effective tax rate before items specific to the period was more than the statutory rate primarily due to an adjustment for certain foreign income taxed at the U.S. rate and lower than expected benefits associated with certain state credits.

7. INCOME TAXES (CONTINUED)
Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items specific to the period, such as settlements of audits. We expect that we may record other benefits or expenses in the future that are specific to a particular quarter such as expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted for both U.S. and foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2014	$2,301
Increases related to:
Prior year income tax positions	110
Decreases related to:
Prior year income tax positions	(255)
Settlements	(74)
Expiration of statute of limitations	(543)
Unrecognized tax benefits as of June 30, 2015	$1,539
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.5 million, after considering the impact of interest and deferred benefit items. We expect the total amounts of unrecognized tax benefits will decrease by approximately $0.2 million over the next 12 months.
Of the $1.5 million of unrecognized tax benefits, $1.1 million is included in non-current income taxes payable and $0.4 million is included with non-current deferred tax assets on the condensed consolidated balance sheet at June 30, 2015.
We recognize interest and penalties related to income tax matters in income tax expense. During both the nine month periods ended June 30, 2015 and 2014, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties related to unrecognized tax benefits was $0.3 million and $0.4 million at June 30, 2015 and September 30, 2014, respectively. Our non-current income taxes payable on our condensed consolidated balance sheet includes accrued interest and penalties in addition to the unrecognized tax benefits of $1.1 million at June 30, 2015.
At June 30, 2015, we had approximately $28.8 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only to repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $0.9 million to $1.9 million.
We operate in multiple tax jurisdictions, including the U.S. and other jurisdictions outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. We are no longer subject to income tax examination for tax years prior to fiscal 2013 for U.S. federal income tax authorities, and prior to fiscal 2009 for non-U.S. income tax authorities. For state taxing authorities, most notably in California and Texas, we are no longer subject to income tax examination for tax years generally before fiscal 2010, and for Minnesota for tax years prior to fiscal 2013.
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

8. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2015	$923	$276	$(192)	$1,007
Three months ended June 30, 2014	$972	$105	$(177)	$900

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2015	$862	$773	$(628)	$1,007
Nine months ended June 30, 2014	$1,063	$427	$(590)	$900
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
10. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) during the nine months ended June 30, 2015. During the nine months ended June 30, 2014, stock-based awards were granted under the 2013 Omnibus Incentive Plan (which expired during the second quarter of fiscal 2014) and the 2014 Plan. Upon stockholder approval of the 2014 Plan, we ceased granting awards under any prior plan. The authority to grant options under the 2014 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2014 Plan authorizes the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2014 Plan typically vest over a four year service period and will expire if unexercised after eight years from the date of grant. Restricted stock awards (RSU's) that have been granted to Directors typically vest in one year. RSU's that have been granted to executives and employees typically vest in November over a four-year period. Awards may be granted under the 2014 Plan until January 27, 2024. Options under the 2014 Plan can be granted as either incentive stock options (ISOs) or non-statutory stock options (NSOs). The exercise price of options and the grant date price of restricted stock shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. As of June 30, 2015, there were approximately 1,317,996 shares available for future grants under the 2014 Plan.
Cash received from the exercise of stock options was $6.3 million during the nine months ended June 30, 2015 and $3.3 million during the nine months ended June 30, 2014. There were no excess tax benefits from stock-based compensation for the nine months ended June 30, 2015. The excess tax benefits from stock-based compensation were minimal during the nine months ended June 30, 2014.
We sponsor an Employee Stock Purchase Plan (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.7 million during the nine

10. STOCK-BASED COMPENSATION (CONTINUED)
months ended June 30, 2015 and $0.8 million during the nine months ended June 30, 2014, respectively. Pursuant to the Purchase Plan, 97,383 and 92,321 common shares were issued to employees during the nine months ended June 30, 2015 and 2014, respectively. Shares are issued under the Purchase Plan from treasury stock. As of June 30, 2015, 643,995 common shares were available for future issuances under the Purchase Plan.

Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Cost of sales	$88	$92	$277	$242
Sales and marketing	283	285	932	853
Research and development	193	176	581	559
General and administrative	476	537	1,472	1,506
Stock-based compensation before income taxes	1,040	1,090	3,262	3,160
Income tax benefit	(366)	(378)	(1,141)	(1,081)
Stock-based compensation after income taxes	$674	$712	$2,121	$2,079
Stock-based compensation cost capitalized as part of inventory was immaterial as of June 30, 2015 and September 30, 2014.
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2014	6,029	$10.61
Granted	810	8.12
Exercised	(714)	8.87
Forfeited / Canceled	(1,230)	11.59
Balance at June 30, 2015	4,895	$10.21	5.2	$2,209

Exercisable at June 30, 2015	3,498	$10.68	4.4	$984
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $9.55 as of June 30, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the nine months ended June 30, 2015 was $0.8 million and during the nine months ended June 30, 2014 was $0.5 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2015	2014
Weighted average per option grant date fair value	$2.98	$4.38
Assumptions used for option grants:
Risk free interest rate	1.57% - 1.85%	1.76% - 2.02%
Expected term	6.00 years	6.00 years
Expected volatility	32% - 36%	39% - 40%
Weighted average volatility	35%	40%
Expected dividend yield	0	0

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
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the nine months ended June 30, 2015 was 6.0%. As of June 30, 2015 the total unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $4.2 million and the related weighted average period over which it is expected to be recognized is approximately 2.9 years.
A summary of our non-vested restricted stock units as of June 30, 2015 and changes during the nine months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2014	171	$9.35
Granted	490	$8.22
Vested	(81)	$9.60
Canceled	(30)	$7.90
Nonvested at June 30, 2015	550	$8.39
As of June 30, 2015, the total unrecognized compensation cost related to non-vested restricted stock units was $3.5 million and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.
11. COMMON STOCK REPURCHASE
On October 28, 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This new authorization began on November 1, 2014 and expires on October 31, 2015. Shares repurchased under the program may be made through the open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. We did not repurchase shares under this program during the first nine months of fiscal 2015.
Our prior share repurchase authorization program expired on October 31, 2014. During the month of October 2014, we repurchased 287,787 shares under this program for $2.3 million.
In addition to the shares repurchased under the prior Board authorized repurchase program, during the nine months ended June 30, 2015, our employees forfeited 9,371 shares in order to satisfy $0.1 million of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.

12. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	2015 Restructuring	2014 Restructuring	2013 Restructuring
	Employee Termination Costs	Employee Termination Costs	Employee Termination Costs	Total
Balance at September 30, 2013	$—	$—	$350	$350
Restructuring charge	—	152	—	152
Payments	—	(152)	(279)	(431)
Reversals	—	—	(71)	(71)
Balance at September 30, 2014	—	—	—	—
Restructuring charge	518	—	—	518
Payments	(497)	—	—	(497)
Reversals	(9)	—	—	(9)
Balance at June 30, 2015	$12	$—	$—	$12
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
On January 22, 2015, we announced the closure of our India location. The March closure resulted in the elimination of approximately 38 employees from engineering, sales and administration. We recorded a restructuring charge of $0.2 million related to severance during the second quarter of fiscal 2015. The payments associated with this charge were completed during the third quarter of fiscal 2015.
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
Forward-Looking Statements
The words “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” or “will” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our operations and our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions, and changes in our level of revenue or profitability, which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our annual report on Form 10-K for the year ended September 30, 2014, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Total revenue was $54.5 million for the third quarter of fiscal 2015 compared to $47.9 million for the third quarter of fiscal 2014, an increase of $6.6 million or 13.9%. This increase was driven by higher revenue performance due primarily to increased volume in our growth product category.
Operating income was $2.8 million, or 5.2% of revenue, in the third quarter of fiscal 2015 compared to an operating loss of $0.3 million, or 0.5% of revenue, in the year ago comparable quarter. The $3.1 million increase resulted almost entirely from an increase in gross profit.
We received an additional $0.4 million of property and casualty insurance proceeds in the third quarter of fiscal 2015 related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer's location. These property and casualty insurance proceeds were recorded in Other income (loss), net.
Net income was $2.5 million in the third quarter of fiscal 2015, or $0.10 per diluted share, compared to a net loss of $0.1 million, or $0.00 per diluted share, in the third quarter of fiscal 2014. Net income in the third quarter of fiscal 2015 included property and casualty insurance proceeds of $0.3 million, net of tax, or $0.01 per diluted share, and tax items specific to the period resulting in a net benefit of $0.4 million or $0.02 per diluted share.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
	2015		2014		(decr.)	2015		2014		(decr.)
Revenue:
Hardware product	$50,001	91.7%	$43,303	90.4%	15.5	$143,042	91.5%	$125,852	89.2%	13.7%
Service	4,537	8.3	4,582	9.6	(1.0)	13,370	8.5	15,237	10.8	(12.3)
Total revenue	54,538	100.0	47,885	100.0	13.9	156,412	100.0	141,089	100.0	10.9
Cost of sales:
Cost of hardware product	25,729	47.2	21,587	45.1	19.2	74,339	47.5	61,862	43.8	20.2
Cost of service	3,460	6.3	4,149	8.6	(16.6)	10,724	7.0	12,390	8.8	(13.4)
Total cost of sales	29,189	53.5	25,736	53.7	13.4	85,063	54.5	74,252	52.6	14.6
Gross profit	25,349	46.5	22,149	46.3	14.4	71,349	45.6	66,837	47.4	6.8
Operating expenses	22,519	41.3	22,429	46.8	0.4	69,197	44.2	67,138	47.6	3.1
Operating income (loss)	2,830	5.2	(280)	(0.5)	NM	2,152	1.4	(301)	(0.2)	NM
Other income (loss), net	461	0.8	(34)	(0.1)	NM	2,265	1.4	172	0.1	NM
Income (loss) before income taxes	3,291	6.0	(314)	(0.6)	NM	4,417	2.8	(129)	(0.1)	NM
Income tax provision (benefit)	795	1.4	(213)	(0.4)	NM	814	0.5	(1,454)	(1.0)	NM
Net income (loss)	$2,496	4.6%	$(101)	(0.2)%	NM	$3,603	2.3%	$1,325	0.9%	171.9%
* NM means not meaningful

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE
Overview
Total revenue was $54.5 million for the third quarter of fiscal 2015 compared to $47.9 million for the third quarter of fiscal 2014, an increase of $6.6 million or 13.9%. Total revenue was $156.4 million for the nine months ended June 30, 2015 compared to $141.1 million for the nine months ended June 30, 2014, an increase of $15.3 million or 10.9%. The increase in revenue for both the three and nine month periods ended June 30, 2015 as compared to the comparable periods in the prior fiscal year was driven by higher revenue performance primarily due to increased volume. No significant changes were made to our pricing strategy that impacted revenue during the three and nine month periods ended June 30, 2015 as compared to the same periods in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products and services.
Hardware Products

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2015		2014		(decr.)	2015		2014		(decr.)
Growth hardware products	$27,590	55.2%	$21,751	50.2%	26.8%	$83,816	58.6%	$64,369	51.1%	30.2%
Mature hardware products	22,411	44.8	21,552	49.8	4.0	59,226	41.4	61,483	48.9	(3.7)
Total product revenue	$50,001	100.0%	$43,303	100.0%	15.5%	$143,042	100.0%	$125,852	100.0%	13.7%
Growth hardware product offerings include all wireless products as well as the ARM-based embedded module product line with both wired and wireless connectivity. Revenue from growth hardware products increased by $5.8 million and $19.4 million for the three and nine month periods ended June 30, 2015, respectively, compared to the same periods a year ago. This increase was primarily related to increased revenue from large sales to certain customers of our cellular routers and gateway products and our RF and embedded modules.
Mature hardware product offerings include generally all wired products, such as our serial servers, Rabbit-branded modules, chips and USB connected products. Revenue of our mature hardware products increased by $0.9 million for the three month period ended June 30, 2015 compared to the same period a year ago. This increase was primarily due to an increase in revenue from serial servers, Rabbit-branded modules and chips, partially offset by a decrease in revenue from serial cards, USB connected products and satellite-related products. For the nine month period ended June 30, 2015 mature hardware products decreased by $2.2 million compared to the same period a year ago. During that period, most products in this category decreased, partially offset by increases in revenue from serial servers and chips. We expect that revenue from our mature hardware products will continue to decrease in the future; however, we may experience occasional increases in certain mature product offerings due to specific customer purchases.
Services
Our service offerings include our wireless product design and development services, customer relationship management (CRM) consulting services, application development services, our platform-as-a-service (PAAS) recurring revenue generated from our device cloud, and post-contract customer support and fees associated with technical support and training. Revenue from our service offerings was $4.6 million for both of the three month periods ended June 30, 2015 and 2014. Wireless design services and device cloud revenue decreased in the third quarter of fiscal 2015, mostly offset by an increase in our CRM consulting service revenue. Revenue from our service offerings was $13.4 million in the first nine months of fiscal 2015, compared to $15.2 million in the first nine months of fiscal 2014, a decrease of $1.8 million or 12.3%. It is likely that revenue from our service offerings will fluctuate from quarter to quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended June 30,		$ incr.	% incr.	Nine months ended June 30,		$ incr.	% incr.
($ in thousands)	2015	2014	(decr.)	(decr.)	2015	2014	(decr.)	(decr.)
North America, primarily United States	$34,610	$27,988	$6,622	23.7%	$97,711	$84,777	$12,934	15.3%
Europe, Middle East & Africa	12,985	11,833	1,152	9.7	36,599	35,373	1,226	3.5
Asia	6,091	6,679	(588)	(8.8)	17,208	16,748	460	2.7
Latin America	852	1,385	(533)	(38.5)	4,894	4,191	703	16.8
Total revenue	$54,538	$47,885	$6,653	13.9%	$156,412	$141,089	$15,323	10.9%
Revenue in North America increased by $6.6 million for the three months ended June 30, 2015 compared to the same period a year ago as certain customers made large purchases of cellular routers and gateway products, modules and serial servers. Revenue in North America increased by $12.9 million for the nine months ended June 30, 2015 compared to the same period a year ago due to an increase in product revenue of $14.7, partially offset by a decline of $1.8 million in service revenue. The North America increase mostly related to large sales of our cellular routers and gateway products and RF products to certain customers. There was also an increase in modules and serial servers, partially offset by a decrease in service revenue.
Revenue in Europe, Middle East & Africa (“EMEA”) increased by $1.1 million and $1.2 million for the three and nine month periods ended June 30, 2015, respectively, compared to the same period a year ago. This increase was primarily due to increased revenue from cellular-related products and embedded modules compared to the same period in the prior fiscal year, partially offset by the fluctuation of foreign currency rates, which had an unfavorable impact on total revenue of $1.1 million for the three month period ended June 30, 2015 and $2.6 million for the nine month period ended June 30, 2015 compared to the same periods a year ago, due to the weakening of the Euro and British Pound compared to the U.S. Dollar (see Item 3. under Foreign Currency Risk later in this Form 10-Q).
Revenue in Asia decreased by $0.6 million for the three month period ended June 30, 2015 compared to the same period a year ago primarily due to cellular routers and gateway products. Revenue in Asia increased by $0.5 million for the nine month period ended June 30, 2015 compared to the same period a year ago primarily related to an increase in revenue from modules, chips and serial servers.
Revenue in Latin America decreased by $0.5 million for the three month period ended June 30, 2015 compared to the same period a year ago, and increased by $0.7 million for the nine month period ended June 30, 2015 compared to the comparable nine month period a year ago. These fluctuations were attributable to timing of customer projects involving our cellular routers and gateway products.
GROSS MARGIN
Gross margins were 46.5% and 45.6% for the three and nine month periods ended June 30, 2015, respectively, compared to gross margins of 46.3% and 47.4% for the three and nine month periods ended June 30, 2014, respectively.
Hardware product gross margin was 48.5% and 48.0% for the three and nine month periods ended June 30, 2015, respectively, compared to 50.1% and 50.8% for the three and nine month periods ended June 30, 2014, respectively. Generally our hardware growth products have a lower gross margin than our mature products. Our gross margins decreased as the mix of our hardware products has become increasingly weighted toward growth products, and we sold more growth products to higher volume customers. In the future we expect to focus more on securing larger and longer-term opportunities and that this may impact our gross margins negatively. Additionally, for the nine month period ended June 30, 2015, we incurred additional manufacturing expenses to recover from the impact of the Thailand fire that also reduced gross margin.
We received proceeds from a claim for business interruption insurance of $0.3 million to compensate us for lost revenue associated with the fire at our subcontract manufacturer which took place in November 2014. This positively impacted gross margin by 0.5% in the third fiscal quarter of 2015.
Service gross margin was 23.7% and 19.8% for the three and nine month periods ended June 30, 2015, respectively, compared to 9.5% and 18.7% for the three and nine month periods ended June 30, 2014, respectively. Service gross margin increased by 14.2 percentage points and 1.1 percentage points for the three and nine month periods ended June 30, 2015, respectively,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

compared to the same periods a year ago, as a direct result of improved utilization of consulting labor in connection with our restructuring. We expect our service gross margin to vary from quarter to quarter for the foreseeable future as these margins are dependent on the utilization rates of our personnel.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2015		2014		(decr.)	2015		2014		(decr.)
Sales and marketing	$9,434	17.3%	$9,859	20.6%	$(425)	$30,525	19.5%	$30,477	21.6%	$48
Research and development	8,374	15.3%	7,253	15.1%	1,121	23,715	15.2%	21,921	15.5%	1,794
General and administrative	4,720	8.7%	5,317	11.1%	(597)	14,448	9.2%	14,659	10.4%	(211)
Restructuring	(9)	NM	—	—	(9)	509	0.3%	81	0.1%	428
Total operating expenses	$22,519	41.3%	$22,429	46.8%	$90	$69,197	44.2%	$67,138	47.6%	$2,059
NM means not meaningful.
Sales and marketing expenses decreased $0.4 million for the three month period ended June 30, 2015 compared to the same period a year ago mostly related to a slight decrease in compensation-related expenses as a result of the recent restructuring, and decreases in both professional services and travel and entertainment expenses. Sales and marketing expenses remained mostly the same for the nine month period ended June 30, 2015 compared to the same period a year ago, primarily due to an increase in incentive compensation expenses due to improved company performance in fiscal 2015, partially offset by decreases in travel and entertainment expenses.
Research and development expenses increased $1.1 million and $1.8 million for both the three and nine month periods ended June 30, 2015 compared to the same periods a year ago, primarily due to a change in the mix of our engineering personnel as we closed our India office and hired replacement resources domestically. In addition, incentive compensation expenses increased due to improved company performance in fiscal 2015.
General and administrative expenses decreased $0.6 million for the three month period ended June 30, 2015 compared to the same period a year ago, primarily due to CEO transition expenses that were recorded in the third quarter of fiscal 2014. For the nine month period ended June 30, 2015 compared to the same period a year ago, general and administrative expenses decreased by $0.2 million. The decrease was primarily due to CEO transition expenses recorded in fiscal 2014 and reduced amortization expense as certain intangibles were fully amortized, partially offset by an increase in incentive compensation expense due to increased company performance and increased professional fees.
Restructuring expense was $0.5 million for the nine month period ended June 30, 2015 and related to restructuring charges for our India and Etherios operations. In the nine month period ended June 30, 2014 there was a $0.1 million restructuring expense pertaining to the fiscal 2014 restructuring activities (see Note 12 to our Condensed Consolidated Financial Statements).
OTHER INCOME (LOSS), NET
Other income (loss), net increased $0.5 million and $2.1 million for the three and nine month periods ended June 30, 2015, respectively, compared to the same periods a year ago primarily due to a gain from the settlement of a property and casualty insurance claim related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer’s location of $0.4 million and $1.4 million for the three and nine month periods ended June 30, 2015. For the nine months ended June 30, 2015, we also recorded foreign currency transaction gains in fiscal 2015 as the U.S. Dollar strengthened against the Euro and Yen.
INCOME TAXES
Income tax provision was $0.8 million for the nine month period ended June 30, 2015. Net tax benefits specific to the nine months ended June 30, 2015 were $0.9 million resulting from the reinstatement of the research and development tax credit for calendar year 2014 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. These discrete tax benefits were partially offset by a discrete tax expense for the adjustment of state rate on net deferred tax assets. For the nine month period ended June 30, 2015, our effective tax rate before items specific to the period was more than the U.S. statutory rate due primarily to mix of income between taxing jurisdictions, certain of which have higher

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

statutory tax rates than the U.S., an increase in permanent tax items and an increase in certain reserves for unrecognized tax benefits.
Income tax benefit was $1.5 million for the nine month period ended June 30, 2014. Net tax benefits specific to the period of $1.4 million related to the re-measurement and reversal of certain income tax reserves as a result of the conclusion in March 2014 of a federal income tax audit for fiscal 2012, a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions and a valuation allowance reversal associated with the reassessment of state research and development tax credits. For the nine month period ended June 30, 2014, our effective tax rate before items specific to the period was more than the statutory rate primarily due to an adjustment for certain foreign income taxed at the U.S. rate and lower than expected benefits associated with certain state credits.
Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items specific to the period, such as settlements of audits. We expect that we may record other benefits or expenses in the future that are specific to a particular quarter such as expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted for both U.S. and foreign jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At June 30, 2015, we had cash, cash equivalents and short-term marketable securities of $91.3 million compared to $80.4 million at September 30, 2014. Our working capital (total current assets less total current liabilities) was $135.5 million at June 30, 2015 and $125.9 million at September 30, 2014. We presently anticipate total fiscal 2015 capital expenditures will be approximately $4.4 million, of which we spent $3.9 million.
Net cash provided by operating activities was $9.0 million and $2.5 million for the nine month periods ended June 30, 2015 and 2014, respectively, a net increase of $6.5 million. This was primarily due to a $4.8 million increase in net income after adjustments for non-cash items and a $1.7 million favorable change in operating assets and liabilities. The increase in cash provided by operating assets and liabilities of $1.7 million was primarily due to a decrease in accounts receivable as a result of the timing of shipments and an increase in accrued liabilities associated with higher incentive compensation, partially offset by lower accounts payable.
Net cash used in investing activities was $5.0 million during the nine months ended June 30, 2015 compared to net cash provided by investing activities of $17.1 million during the nine months ended June 30, 2014, a net decrease of $22.1 million. During the first nine months of fiscal 2015, we recorded net purchases of $2.6 million for marketable securities and invested $3.8 million for capital expenditures, partially offset by proceeds received from a property and casualty insurance settlement of $1.4 million. During the first nine months of fiscal 2014, we received net proceeds of $19.8 million from maturities of marketable securities, partially offset by $2.7 million of capital expenditures.
Net cash provided by financing activities was $4.7 million for the nine months ended June 30, 2015 compared to net cash used in financing activities of $5.5 million for the nine months ended June 30, 2014, a net increase of $10.2 million. During the first nine months of fiscal 2015, we had $7.3 million fewer purchases of common stock and received $2.9 million more proceeds from stock option plan and employee stock purchase plan transactions compared to the same period a year ago.
We generally expect positive cash flows from operations and believe that our current cash, cash equivalents and short-term marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. On October 28, 2014, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This authorization expires on October 31, 2015. We did not repurchase shares under this program during the first nine months of fiscal 2015. During the month of October 2014, we repurchased 287,787 shares under our prior board-approved stock repurchase program for $2.3 million.
At June 30, 2015, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $100.8 million. This balance included approximately $31.5 million of cash and cash equivalents held by our controlled foreign subsidiaries of which $28.8 million represents accumulated undistributed foreign earnings. Although we have no current need to do so, if we change our assertion that we do not intend to repatriate additional undistributed foreign earnings for cash requirements in the United States, we would have to accrue applicable taxes. The amount of any taxes and the application of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be in the range of $0.9 million to $1.9 million.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We expect to adopt this guidance beginning with our fiscal quarter ending December 31, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09, Revenue from Contracts with Customers. We can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are assessing the adoption date and potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. Our marketable securities are classified as available-for-sale and are carried at fair value. Our investments consist of money market funds, certificates of deposit, commercial paper, corporate bonds and government municipal bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than one year.
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
For the nine months ended June 30, 2015 and 2014, we had approximately $58.7 million and $56.3 million, respectively, of revenue from foreign customers including export sales. Of these sales, $16.9 million and $18.0 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
Total revenue was unfavorably impacted by foreign currency translation of $1.1 million and $2.7 million for the three and nine month periods ended June 30, 2015, respectively, as compared to the same period in the prior fiscal year.
The table below compares the average monthly exchange rates of the Euro, British Pound and Japanese Yen to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2015	2014	(decrease)
Euro	1.1626	1.3677	(15.0)%
British Pound	1.5447	1.6521	(6.5)%
Japanese Yen	0.0085	0.0098	(13.3)%
A 10% change from the first nine months of fiscal year 2015 average exchange rate for the Euro, British Pound and Japanese Yen to the U.S. Dollar would have resulted in a 1.1% increase or decrease in revenue and a 2.0% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management and customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and consist of money market funds, certificates of deposit, commercial paper, corporate bonds and government municipal bonds. The fair value of our investments contains an element of credit exposure, which could change based on changes in market conditions. If market conditions deteriorate or if the issuers of these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio. All of our securities are held domestically.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
The changes made to address the material weakness noted below constitute a change in our internal control over financial reporting during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. There has been no other change in our internal control over financial reporting during the three months ended June 30, 2015.
MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As reported in our Form 10-K for the fiscal year ended September 30, 2014, we did not maintain effective controls over the preparation, review and analysis of income tax balances. Specifically, we did not maintain effective controls over the interim and annual reconciliation analysis and review of the components of our consolidated income taxes receivable account to ensure all account components existed and were recorded at their appropriate amounts in the consolidated financial statements. This material weakness could result in misstatement of the tax accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.
REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is actively engaged in planning and implementing remediation efforts to address the material weakness identified above. Management is underway with the following actions to address the material weakness:

•	We have engaged a reputable firm to assist in performing responsibilities in our tax department, which provides us with more tax personnel and expertise than we previously had internally.

•
We have added new controls to strengthen the reconciliation and review process over income tax accounts, including a checklist that will help ensure that all relevant tax controls and considerations have been addressed during each reporting period.  Certain controls have also been re-designed to operate at a higher level of precision, resulting from enhanced account-level reviews and pre-closing processes to identify business events that may impact income taxes.

Management believes that the actions described above, as implemented and when validated, will strengthen our internal control over financial reporting and remediate the identified material weakness.

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

DIGI INTERNATIONAL INC.
Date:	July 31, 2015	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number		Document Description	Form of Filing

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Transition Agreement between the Company and Steven E. Snyder dated March 25, 2015	Incorporated by Reference

10	(b)	Offer Letter between the Company and Michael C. Goergen dated March 6, 2015	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically