Form 10-Q
period 2015-12-31
DIGI INTERNATIONAL INC
filed 2016-02-03
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 29, 2016, there were 25,805,370 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2015	2014
	(in thousands, except per share data)
Revenue:
Hardware product	$48,247	$44,933
Service	2,012	2,285
Total revenue	50,259	47,218
Cost of sales:
Cost of hardware product	24,710	23,112
Cost of service	1,192	1,549
Total cost of sales	25,902	24,661
Gross profit	24,357	22,557
Operating expenses:
Sales and marketing	8,518	10,235
Research and development	7,838	7,083
General and administrative	4,061	4,775
Restructuring charge	651	—
Total operating expenses	21,068	22,093
Operating income	3,289	464
Other income, net:
Interest income, net	100	38
Other income, net	123	388
Total other income, net	223	426
Income from continuing operations, before income taxes	3,512	890
Income tax provision (benefit)	381	(128)
Income from continuing operations	3,131	1,018
Income (loss) from discontinued operations, after income taxes	3,319	(1,357)
Net income (loss)	$6,450	$(339)

Basic net income (loss) per common share:
Continuing operations	$0.12	$0.04
Discontinued operations	$0.13	$(0.06)
Total	$0.25	$(0.01)
Diluted net income (loss) per common share:
Continuing operations	$0.12	$0.04
Discontinued operations	$0.13	$(0.06)
Total	$0.25	$(0.01)
Weighted average common shares:
Basic	25,331	24,150
Diluted	26,171	24,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended December 31,
	2015	2014
	(in thousands)
Net income (loss)	$6,450	$(339)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,867)	(2,373)
Change in net unrealized loss on investments	(63)	(29)
Less income tax benefit	23	11
Reclassification of realized gain on investments included in net income (1)	(7)	—
Less income tax benefit (2)	3	—
Other comprehensive loss, net of tax	(1,911)	(2,391)
Comprehensive income (loss)	$4,539	$(2,730)
(1) Recorded in Other income, net on our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax provision (benefit) in our Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2015	September 30, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,190	$45,018
Marketable securities	50,202	47,191
Accounts receivable, net	24,931	27,788
Inventories	30,115	31,877
Deferred tax assets	—	3,252
Receivable from sale of business	2,952	—
Other	4,734	3,435
Current assets of discontinued operations	—	1,624
Total current assets	165,124	160,185
Marketable securities, long-term	11,524	13,626
Property, equipment and improvements, net	14,156	14,339
Identifiable intangible assets, net	5,061	2,648
Goodwill	110,244	100,183
Deferred tax assets	7,927	6,255
Receivable from sale of business	1,930	—
Other	300	250
Non-current assets of discontinued operations	—	2,874
Total assets	$316,266	$300,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,904	$6,673
Income taxes payable	151	828
Accrued compensation	5,248	10,156
Accrued warranty	968	1,014
Contingent consideration on acquired business	833	—
Other	4,201	3,037
Current liabilities of discontinued operations	—	1,481
Total current liabilities	18,305	23,189
Income taxes payable	1,349	1,546
Deferred tax liabilities	720	135
Contingent consideration on acquired business	9,567	—
Other non-current liabilities	809	457
Non-current liabilities of discontinued operations	—	95
Total liabilities	30,750	25,422
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,229,363 and 31,534,198 shares issued	322	315
Additional paid-in capital	233,544	227,367
Retained earnings	130,854	124,404
Accumulated other comprehensive loss	(24,524)	(22,613)
Treasury stock, at cost, 6,489,587 and 6,487,248 shares	(54,680)	(54,535)
Total stockholders’ equity	285,516	274,938
Total liabilities and stockholders’ equity	$316,266	$300,360
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2015	2014
	(in thousands)
Operating activities:
Net income (loss)	$6,450	$(339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, equipment and improvements	724	752
Amortization of identifiable intangible assets	468	770
Stock-based compensation	816	1,184
Excess tax benefits from stock-based compensation	(190)	—
Deferred income tax provision	1,300	412
Gain on sale of business	(2,912)	—
Bad debt/product return provision	168	30
Inventory obsolescence	409	230
Restructuring charge	651	—
Other	40	(6)
Changes in operating assets and liabilities	(4,369)	2,310
Net cash provided by operating activities	3,555	5,343
Investing activities:
Purchase of marketable securities	(8,079)	(12,135)
Proceeds from maturities of marketable securities	7,106	9,321
Proceeds from sale of business	2,866	—
Acquisition of business, net of cash acquired	(2,860)	—
Purchase of property, equipment, improvements and certain other intangible assets	(545)	(1,469)
Net cash used in investing activities	(1,512)	(4,283)
Financing activities:
Excess tax benefits from stock-based compensation	190	—
Proceeds from stock option plan transactions	5,752	9
Proceeds from employee stock purchase plan transactions	301	261
Purchases of common stock	(403)	(2,257)
Net cash provided by (used in) financing activities	5,840	(1,987)
Effect of exchange rate changes on cash and cash equivalents	(711)	(1,520)
Net increase (decrease) in cash and cash equivalents	7,172	(2,447)
Cash and cash equivalents, beginning of period	45,018	47,490
Cash and cash equivalents, end of period	$52,190	$45,043

Supplemental schedule of non-cash investing activities:
Receivable related to sale of business	$5,015	$—
Liability related to acquisition of business	$(10,550)	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the SEC (“2015 Financial Statements”).
On October 23, 2015, we sold all of the outstanding stock of our wholly owned subsidiary, Etherios Inc. (Etherios) to West Monroe Partners, LLC. Because the sale of Etherios represented a strategic shift that will have a major effect on our operations and financial results, we have classified our Etherios business as discontinued operations and have therefore segregated its operating results from continuing operations in our Condensed Consolidated Statement of Operations for all periods presented. We have also segregated the assets and liabilities of Etherios on our Condensed Consolidated Balance Sheet for September 30, 2015.
For this first fiscal quarter ending December 31, 2015, we adopted Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” on a prospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Our prior periods were not retrospectively adjusted.
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair statement of the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2015 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Recently Issued Accounting Pronouncements
Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplified the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as non-current in the balance sheet. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. We elected to early adopt ASU 2015-17 beginning this fiscal quarter ending December 31, 2015. Other than the revised balance sheet presentation of deferred tax assets and liabilities from current to non-current, the adoption of this standard did not have a material impact to our consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2016. Earlier application is permitted for financial statements that have not been issued. We elected to early adopt ASU 2015-16 beginning this fiscal quarter ending December 31, 2015. The adoption of this standard did not have a material impact to our consolidated financial statements.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Not Yet Adopted
In January 2016, FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This ASU would also change the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this Update are effective for fiscal years beinning after December 15, 2017, including interim periods within those fiscal years, which for us is the first fiscal quarter ending December 31, 2018. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. We are currently evaluating the impact of the adoption of ASU 2016-01.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This provision would require inventory that was previously recorded using first-in, first-out (FIFO) to lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of the adoption of ASU 2015-11 and whether it would have a material impact on our consolidated financial statements.
In April 2015, FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We expect to adopt this guidance beginning with our fiscal quarter ending December 31, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.
In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. These amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, which for us, will be our annual period ended September 30, 2017. Early adoption is permitted. While we are evaluating the impact of the adoption of ASU 2014-15, we do not expect it to have an impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal 2019, including interim periods within that reporting period. The FASB also agreed to allow us to choose to adopt the standard effective for our fiscal 2018. We will adopt the guidance for our fiscal 2019 and are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

2. ACQUISITION
Acquisition of Bluenica Corporation
On October 5, 2015 we purchased all of the outstanding stock of Bluenica Corporation (“Bluenica”), a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met.  This acquisition forms the basis for our Digi Cold Chain solutions.
The terms of the acquisition include an upfront cash payment together with earn-out payments.  Cash of $2.9 million was paid at time of closing.  The earn-out payments are scheduled to be paid in installments over a four-year period based on revenue achievement of the acquired business. Each of the earn-out payments will be calculated based on the revenue performance of Digi Cold Chain solutions for each respective earn-out period. The cumulative amount of these earn-out payments will not exceed $11.6 million.  An additional payment, not to exceed $3.5 million, may also be due depending on revenue performance. The fair value of this contingent consideration was $10.4 million at December 31, 2015 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out. Costs related to the acquisition, which include legal, accounting and valuation fees, of approximately of $0.1 million have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations in fiscal 2016.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $11.0 million of goodwill. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused solutions business.
Bluenica’s operating results are included in our Consolidated Results of Operations from October 6, 2015. The Consolidated Balance Sheet as of December 31, 2015 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The Bluenica acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the stock purchase agreement be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as information necessary to complete the analysis is obtained. We expect to finalize these amounts not later than the end of our third quarter of fiscal 2016. The following items remain subject to change:

•	certain intangible assets and the contingent consideration liability pending the finalization of valuation procedures;

•	amounts for deferred tax assets and liabilities, pending the finalization of final tax returns.
The following table summarizes the values of Bluenica assets acquired and liabilities assumed as of the acquisition date. To the extent previously discussed, such amounts are considered preliminary (in thousands):

Cash	$2,888
Purchase price payable upon completion of diligence matters	115
Fair value of contingent consideration on acquired business	10,400
Total purchase price consideration	$13,403

Fair value of net tangible assets acquired	$129
Fair value of identifiable intangible assets acquired:
Purchased and core technology	2,000
Customer relationships	900
Goodwill	11,020
Deferred tax liabilities, net	(646)
Total	$13,403

2. ACQUISITION (CONTINUED)
The weighted average useful life for all the identifiable intangibles listed above is 5.6 years. For purposes of determining fair value, the purchased and core technology identified above is assumed to have a useful life of five years and the customer relationships are assumed to have useful live of seven years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets.
We have determined that the Bluenica acquisition is not material to our consolidated results of operations or financial position, therefore, pro forma financial information is not required to be presented.
3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios, Inc. (Etherios) to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business-critical and mission-critical application environments. Etherios was included in our single operating segment.
We sold Etherios for $9.0 million, less certain purchase price adjustments as described below. Of the total purchase price, $4.0 million, less employee related liabilities of approximately $1.1 million, was paid to us at closing. Below is a summary of the gain on sale subject to final working capital adjustments (in thousands):

Cash received at closing	$4,000
Less: Employee related liabilities	(1,134)
Net cash proceeds at closing	2,866
Present value of receivable due on October 23, 2016	2,941
Present value of receivable due on October 23, 2017	1,922
Receivable for selling price adjustments	152
Total fair value of consideration received	7,881
Less:
Net assets of Etherios, Inc.	(3,383)
Facility abandonment costs	(856)
Transaction costs, primarily professional fees	(730)
Gain on sale of discontinued operations, before income taxes	$2,912
The terms of the sale agreement include that West Monroe Partners LLC will pay the Company $3.0 million on October 23, 2016 and $2.0 million of October 23, 2017. The present value of these amounts is included with the total fair value of consideration received. These receivable amounts are unsecured and non-interest bearing.
Goodwill has been included in in the net assets of Etherios, Inc. based on a relative fair value of Etherios, Inc. compared to the fair value of the Company.
As a condition to the sale agreement, we retained the operating leases in the Dallas and Chicago locations. Digi is no longer using these facilities and has sublet the Dallas location to West Monroe Partners, LLC through April 30, 2016. Also in connection with the sale, we assigned our San Francisco lease to West Monroe Partners, LLC. A remaining potential obligation exists in the event of a default under the assigned lease, however, we believe the likelihood of a liability related to this lease is remote. As of December 31, 2015, the future minimum lease payments for the San Francisco lease are approximately $0.2 million.

3. DISCONTINUED OPERATIONS (CONTINUED)
Income (loss) from discontinued operations, after tax, as presented in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014 is as follows (in thousands):

	Three months ended December 31,
	2015	2014
Service revenue	$891	$1,505
Cost of service	713	2,140
Gross profit (loss)	178	(635)
Operating expenses:
Sales and marketing	148	557
Research and development	103	479
General and administrative	43	413
Total operating expenses	294	1,449
Loss from discontinued operations, before income taxes	(116)	(2,084)
Gain on sale of discontinued operations, before income taxes	2,912	—
Total income (loss) from discontinued operations, before income taxes	2,796	(2,084)
Income tax benefit on discontinued operations	(523)	(727)
Income (loss) from discontinued operations, after income taxes	$3,319	$(1,357)
Income tax benefit on discontinued operations for the three months ended December 31, 2015 was $0.5 million and primarily represents income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, we expect that this transaction will result in a capital loss, as the tax basis of the Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five year carryforward period, a deferred tax asset offset by a full valuation allowance is expected to be recorded upon completion of the capital loss calculation.
At September 30, 2015, the carrying amounts of major classes of assets and liabilities of discontinued operations included in the Consolidated Balance Sheet was as follows (in thousands):

September 30, 2015
Current assets:
Accounts receivable, net	$1,417
Deferred tax assets	127
Other current assets	80
Total current assets	1,624
Property, equipment and improvements, net	18
Identifiable intangible assets, net	1,531
Goodwill	1,914
Deferred tax assets (1)	(589)
Total assets of discontinued operations	$4,498

Current liabilities:
Accounts payable	$50
Accrued compensation	1,346
Other current liabilities	85
Total current liabilities	1,481
Other non-current liabilities	95
Total liabilities of discontinued operations	$1,576
(1) As of September 30, 2015, the we had a net deferred income tax asset related to the United States federal jurisdiction. That net deferred income tax asset position included a deferred income tax liability of $589 thousand related to Etherios, Inc., which was entirely in the United States federal tax jurisdiction.

3. DISCONTINUED OPERATIONS (CONTINUED)
The following table presents amortization, depreciation and purchases of property, equipment, improvements and certain other intangible assets of the discontinued operations related to Etherios (in thousands):

	Three months ended December 31,
	2015	2014
Amortization of identifiable intangible assets	$30	$121
Depreciation of property, equipment and improvements	$—	$6
Purchases of property, equipment, improvements and certain other intangible assets	$—	$(17)

4. EARNINGS PER SHARE
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares result from dilutive common stock options and restricted stock units. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares. Since we reported discontinued operations, we used income from continuing operations as our control to determine whether potential common shares are dilutive or anti-dilutive. In our case for three months ended December 31, 2014, since we had income from continuing operations, we included all potentially dilutive common equivalent shares in our calculation of earnings per diluted share for income from continuing operations, loss on discontinued operations and net loss.
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2015	2014
Numerator:
Income from continuing operations	$3,131	$1,018
Income (loss) from discontinued operations, after income taxes	3,319	(1,357)
Net income (loss)	$6,450	$(339)

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	25,331	24,150
Effect of dilutive securities:
Stock options and restricted stock units	840	312
Denominator for diluted net income (loss) per common share — adjusted weighted average shares	26,171	24,462

Basic net income (loss) per common share
Continuing operations	$0.12	$0.04
Discontinued operations	$0.13	$(0.06)
Net income (loss)	$0.25	$(0.01)
Diluted net income (loss) per common share
Continuing operations	$0.12	$0.04
Discontinued operations	$0.13	$(0.06)
Net income (loss)	$0.25	$(0.01)
For the three months ended December 31, 2015 and 2014, there were 902,084 and 5,676,561 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares.

5. SELECTED BALANCE SHEET DATA
(in thousands)

	December 31, 2015	September 30, 2015
Accounts receivable, net:
Accounts receivable	$25,263	$28,073
Less allowance for doubtful accounts	332	285
Accounts receivable, net	$24,931	$27,788
Inventories:
Raw materials	$23,922	$26,037
Work in process	842	598
Finished goods	5,351	5,242
Inventories	$30,115	$31,877
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of December 31, 2015, 69 of our 81 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than three years. During the three months ended December 31, 2015 and 2014, we received proceeds from our available-for-sale marketable securities of $7.1 million and $9.3 million, respectively.
At December 31, 2015 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$32,844	$1	$(60)	$32,785
Commercial paper	7,990	—	(6)	7,984
Certificates of deposit	6,257	1	—	6,258
Government municipal bonds	3,180	—	(5)	3,175
Current marketable securities	50,271	2	(71)	50,202
Non-current marketable securities:
Corporate bonds	4,051	—	(29)	4,022
Certificates of deposit	7,526	—	(24)	7,502
Non-current marketable securities	11,577	—	(53)	11,524
Total marketable securities	$61,848	$2	$(124)	$61,726

(1)	Included in amortized cost and fair value is purchased and accrued interest of $374.

6. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2015 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$31,753	$—	$(39)	$31,714
Commercial paper	7,986	—	(1)	7,985
Certificates of deposit	6,253	8	—	6,261
Government municipal bonds	1,232	—	(1)	1,231
Current marketable securities	47,224	8	(41)	47,191
Non-current marketable securities:
Corporate bonds	4,138	—	(12)	4,126
Certificates of deposit	7,511	2	(6)	7,507
Government municipal bonds	1,996	—	(3)	1,993
Non-current marketable securities	13,645	2	(21)	13,626
Total marketable securities	$60,869	$10	$(62)	$60,817

(1)	Included in amortized cost and fair value is purchased and accrued interest of $252.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	December 31, 2015
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$29,496	$(88)	$5,000	$(1)
Commercial paper	5,985	(6)	—	—
Certificates of deposit	10,728	(22)	498	(2)
Government municipal bonds	3,121	(5)	—	—
Total	$49,330	$(121)	$5,498	$(3)

	September 30, 2015
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$33,664	$(52)	$—	$—
Commercial paper	5,987	(1)	—	—
Certificates of deposit	4,244	(6)	499	(1)
Government municipal bonds	3,159	(3)	—	—
Total	$47,054	$(62)	$499	$(1)
7. FAIR VALUE MEASUREMENTS
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This standard also establishes a hierarchy for inputs used in measuring fair value. This standard maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that

7. FAIR VALUE MEASUREMENTS (CONTINUED)
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
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2015	Level 1	Level 2	Level 3
Cash equivalents:
Money market	$17,550	$17,550	$—	$—
Available-for-sale marketable securities:
Corporate bonds	36,807	—	36,807	—
Commercial paper	7,984	—	7,984	—
Certificates of deposit	13,760	—	13,760	—
Government municipal bonds	3,175	—	3,175	—
Total cash equivalents and marketable securities measured at fair value	$79,276	$17,550	$61,726	$—

Contingent consideration on acquired business	$(10,400)	$—	$—	$(10,400)

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2015	Level 1	Level 2	Level 3
Cash equivalents:
Money market	$14,436	$14,436	$—	$—
Available-for-sale marketable securities:
Corporate bonds	35,840	—	35,840	—
Commercial paper	7,985	—	7,985	—
Certificates of deposit	13,768	—	13,768	—
Government municipal bonds	3,224	—	3,224	—
Total cash equivalents and marketable securities measured at fair value	$75,253	$14,436	$60,817	$—
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the three months ended December 31, 2015.

7. FAIR VALUE MEASUREMENTS (CONTINUED)
In connection with the Bluenica acquisition discussed in Note 2, we are required to make contingent payments over a period of up to four years, subject to Digi Cold Chain solutions achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation included the discount rate and various probability factors. This liability is considered to be a Level 3 financial liabiility that is re-measured each reporting period. Changes in the fair value of this liability will be included in SG&A expense in the consolidated statements of operations.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	December 31, 2015			September 30, 2015
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$47,190	$(45,345)	$1,845	$45,449	$(45,424)	$25
License agreements	18	(4)	14	18	(4)	14
Patents and trademarks	11,491	(10,550)	941	11,377	(10,385)	992
Customer relationships	17,827	(15,566)	2,261	17,090	(15,473)	1,617
Total	$76,526	$(71,465)	$5,061	$73,934	$(71,286)	$2,648
Amortization expense was $0.4 million and $0.6 million for the three month periods ended December 31, 2015 and 2014, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2016 and the five succeeding fiscal years is (in thousands):

2016 (nine months)	$1,160
2017	963
2018	574
2019	449
2020	215
2021	69
The changes in the carrying amount of goodwill are (in thousands):

	Three months ended December 31,
	2015	2014
Beginning balance, October 1	$100,183	$101,484
Acquisition of Bluenica Corporation	11,020	—
Foreign currency translation adjustment	(959)	(724)
Ending balance, December 31	$110,244	$100,760
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

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
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
Based on our industry knowledge, including recent industry merger and acquisition activity, we concluded that the control premium study that was performed as of June 2014 was still an appropriate study to use for our June 30, 2015 goodwill impairment assessment.
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
9. INCOME TAXES
Income tax provision for continuing operations was $0.4 million for the three month period ended December 31, 2015. Net tax benefits specific to the three months ended December 31, 2015 were $0.7 million resulting from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three month period ended December 31, 2015, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and reinstatement of the federal research and development tax credit.

9. INCOME TAXES (CONTINUED)
Income tax benefit for continuing operations was $0.1 million for the three month period ended December 31, 2014. Net tax benefits specific to the period of $0.5 million included a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions and the reinstatement of the federal research and development tax credit for calendar year 2014. For the three month period ended December 31, 2014, our continuing operations effective tax rate before items specific to the period was more than the statutory rate primarily due to a mix of income between foreign jurisdications, an adjustment for certain foreign income taxes at the U.S. rate, and lower than expected benefits associated with certain state tax credits.
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
During the three months ending December 31, 2015, we adopted ASU 2015-17 on a prospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Our prior periods were not retrospectively adjusted.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2015	$1,618
Increases related to:
Prior year income tax positions	60
Decreases related to:
Expiration of statute of limitations	(121)
Unrecognized tax benefits as of December 31, 2015	$1,557
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.3 million, after considering the impact of interest and deferred benefit items. We expect the change in the total amount of unrecognized tax benefits will be insignificant over the next 12 months.
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2015	$1,014	$120	$(166)	$968
Three months ended December 31, 2014	$862	$291	$(203)	$950
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

11. CONTINGENCIES
On December 23, 2015, JSDQ Mesh Technologies LLC filed a complaint naming us as a defendant in federal court in the District of Delaware. The complaint included allegations against us and one other company pertaining to the infringement of four patents relating to mesh networking technology. The complaint seeks monetary and non-monetary relief. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
12. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) during the three months ended December 31, 2015 and 2014. Upon stockholder approval of the 2014 Plan, we ceased granting awards under any prior plan. The authority to grant options under the 2014 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2014 Plan authorizes the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2014 Plan typically vest over a four year service period and will expire if unexercised after eight years from the date of grant. Restricted stock awards (RSU's) that have been granted to Directors typically vest in one year. RSU's that have been granted to executives and employees typically vest in November over a four-year period. Awards may be granted under the 2014 Plan until January 27, 2024. Options under the 2014 Plan can be granted as either incentive stock options (ISOs) or non-statutory stock options (NSOs). The exercise price of options and the grant date price of restricted stock shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the three months ended December 31, 2015, our employees forfeited 32,903 shares in order to satisfy $0.4 million of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans. As of December 31, 2015, there were approximately 1,286,089 shares available for future grants under the 2014 Plan.
Cash received from the exercise of stock options was $5.8 million during the three months ended December 31, 2015 and minimal during the three months ended December 31, 2014. There were $0.2 million in excess tax benefits from stock-based compensation for the three months ended December 31, 2015. There were no excess tax benefits from stock-based compensation during the three months ended December 31, 2014.
We sponsor an Employee Stock Purchase Plan (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.3 million during both the three month periods ended December 31, 2015 and 2014. Pursuant to the Purchase Plan, 30,564 and 40,950 common shares were issued to employees during the three months ended December 31, 2015 and 2014, respectively. Shares are issued under the Purchase Plan from treasury stock. As of December 31, 2015, 586,967 common shares were available for future issuances under the Purchase Plan.

12. STOCK-BASED COMPENSATION (CONTINUED)

Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended December 31,
	2015	2014
Cost of sales	$54	$65
Sales and marketing	199	338
Research and development	148	154
General and administrative	410	525
Stock-based compensation before income taxes	811	1,082
Income tax benefit	(257)	(422)
Stock-based compensation after income taxes	$554	$660
Stock-based compensation cost capitalized as part of inventory was immaterial as of December 31, 2015 and September 30, 2015.
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2015	4,800	$10.21
Granted	348	12.63
Exercised	(611)	9.83
Forfeited / Canceled	(426)	11.52
Balance at December 31, 2015	4,111	$10.34	4.9	$6,304

Exercisable at December 31, 2015	2,935	$10.49	4.0	$4,223
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $11.38 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the three months ended December 31, 2015 was $1.6 million and during the three months ended December 31, 2014 was minimal.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2015	2014
Weighted average per option grant date fair value	$4.30	$2.91
Assumptions used for option grants:
Risk free interest rate	1.85%	1.77% - 1.85%
Expected term	6.00 years	6.00 years
Expected volatility	32%	35% - 36%
Weighted average volatility	32%	35%
Expected dividend yield	0	0
The fair value of each option award granted during the periods presented was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the table above. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model; separate groups of grantees that have similar historical exercise behaviors are considered separately for valuation

12. STOCK-BASED COMPENSATION (CONTINUED)
purposes. The expected term of options granted is derived from the vesting period and historical information and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is the zero-coupon U.S. Treasury bond rate in effect at the time of the grant whose maturity equals the expected term of the option.
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the three months ended December 31, 2015 was 10.0%. As of December 31, 2015 the total unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $3.5 million and the related weighted average period over which it is expected to be recognized is approximately 3.4 years.
A summary of our non-vested restricted stock units as of December 31, 2015 and changes during the three months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	543	$8.41
Granted	121	$12.63
Vested	(104)	$7.79
Canceled	(91)	$8.11
Nonvested at December 31, 2015	469	$9.69
As of December 31, 2015, the total unrecognized compensation cost related to non-vested restricted stock units was $3.1 million and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.
13. COMMON STOCK REPURCHASE
On October 28, 2014, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock, primarily to return capital to shareholders and to support our employee stock purchase program. This repurchase authorization began on November 1, 2014 and expired on October 31, 2015. There were no shares repurchased under this program.
14. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Q1 2016 Restructuring
	Employee Termination Costs	Other	Total
Balance at September 30, 2015	$—	$—	$—
Restructuring charge	480	171	651
Balance at December 31, 2015	$480	$171	$651
Q1 2016 Restructuring
On November 19, 2015, we approved a restructuring plan impacting our corporate staff. The plan most principally will close our Dortmund office and relocate certain employees to our Munich office. We also recorded a contract termination charge as we relocated our employees in our Minneapolis office to our corporate headquarters in Minnetonka in December 2015. We recorded a restructuring charge of $0.7 million that included $0.5 million of severance and $0.2 million of contract termination costs during the first quarter of fiscal 2016. This restructuring resulted in an elimination of approximately 10 positions. The payments associated with these charges are expected to be completed by the third quarter of fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K and 10-K/A for the fiscal year ended September 30, 2015, as well as our subsequent reports on Forms 10-Q and 8-K.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
The words “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” or “will” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our operations and our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures, and changes in our level of revenue or profitability, which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2015, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Presentation of Non-GAAP Financial Measures
This report includes EBITDA from continuing operations, which is a non-GAAP measure. We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures, such as net income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP measures are not prepared in accordance with, or an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. In addition, non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, we understand that EBITDA from continuing operations does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
We believe that the presentation of EBITDA from continuing operations as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired. EBITDA from continuing operations is used as an internal metric for executive compensation, as well as incentive compensation for the rest of the employee base, and it is monitored quarterly for these purposes.

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
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2015. There have been no material changes to our critical accounting policies as disclosed in that report.
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
Our revenue consists of hardware product revenue and service revenue. Our hardware product offerings are comprised of our cellular routers and gateways, radio frequency (RF), embedded and network products. Our service offerings include wireless design services, Digi Device Cloud (which includes Digi Remote Manager™) and enterprise support services. Digi Cold Chain solutions, which was formed in October 2015 through our acquisition of Bluenica Corporation, is also one of our service offerings. On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios, Inc. (Etherios) to West Monroe Partners, LLC. We sold our Etherios business as part of a strategy to focus on providing highly reliable machine connectivity solutions for business-critical and mission-critical application environments (see Note 3 to the Condensed Consolidated Financial Statements). This transaction was accounted for as a discontinued operation.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2016 that we feel are most important in these evaluations:
Revenue was $50.3 Million. Our revenue increased $3.1 million, or 6.4%, compared to $47.2 million for the first quarter of fiscal 2015. This increase was driven by higher revenue performance in our RF, embedded and network product categories, partially offset by a decrease in revenue from cellular products.
Gross Margin was 48.5%. Our gross margin increased as a percentage of revenue to 48.5% in the first quarter of fiscal 2016 as compared to 47.8% in the first quarter of fiscal 2015. The increase in gross margin was due mostly to the mix of our hardware products as revenue from our networking products, which have higher gross margins, increased. In addition, we realized certain cellular product cost reductions during the quarter.
Net income for the first fiscal quarter of 2016 was $6.5 million, or $0.25 per diluted share. The first quarter of fiscal 2015 had a loss of $0.3 million, or $0.01 loss per diluted share. Income from continuing operations for the first fiscal quarter of 2016 was $3.1 million, or $0.12 per diluted share, compared to $1.0 million, or $0.04 per diluted share, in the prior year comparable quarter. Income from discontinued operations was $3.3 million, or $0.13 per diluted share, in the first fiscal quarter of 2016, compared to a loss from discontinued operations of $1.4 million, or $0.06 loss per diluted share, for the prior year comparable quarter. An after tax gain of $3.4 million, or $0.13 per diluted share resulting from the sale of the Etherios business was included in income from discontinued operations for the first fiscal quarter of 2016.
EBITDA from Continuing Operations was $4.6 Million. In the first quarter of fiscal 2016, EBITDA from continuing operations was $4.6 million, or 9.1% of total revenue, compared to $2.2 million, or 4.8% of total revenue, in the first quarter of fiscal 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Below is a reconciliation of income from continuing operations to EBITDA from continuing operations (in thousands):

	Three months ended December 31,
	2015		2014
		% of total revenue		% of total revenue
Total revenue	$50,259	100.0%	$47,218	100.0%

Income from continuing operations	$3,131		$1,018
Interest income, net	(100)		(38)
Income tax provision (benefit)	381		(128)
Depreciation and amortization	1,162		1,395
EBITDA from continuing operations	$4,574	9.1%	$2,247	4.8%
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% incr.
	2015		2014		(decr.)
Revenue:
Hardware product	$48,247	96.0%	$44,933	95.2%	7.4%
Service	2,012	4.0	2,285	4.8	(11.9)
Total revenue	50,259	100.0	47,218	100.0	6.4
Cost of sales:
Cost of hardware product	24,710	49.1	23,112	48.9	6.9
Cost of service	1,192	2.4	1,549	3.3	(23.0)
Total cost of sales	25,902	51.5	24,661	52.2	5.0
Gross profit	24,357	48.5	22,557	47.8	8.0
Operating expenses	21,068	41.9	22,093	46.8	(4.6)
Operating income	3,289	6.6	464	1.0	608.8
Other income, net	223	0.4	426	0.9	(47.7)
Income from continuing operations, before income taxes	3,512	7.0	890	1.9	294.6
Income tax provision (benefit)	381	0.8	(128)	(0.3)	(397.7)
Income from continuing operations	3,131	6.2%	1,018	2.2%	207.6%
Income (loss) from discontinued operations, after income taxes	3,319	6.6%	(1,357)	(2.9)%	(344.6)%
Net income (loss)	$6,450	12.8%	$(339)	(0.7)%	NM
NM means not meaningful
REVENUE
Overview
Total product revenue was $48.2 million for the first quarter of fiscal 2016 compared to $44.9 million for the first quarter of fiscal 2015, an increase of $3.3 million or 7.4%. The increase in revenue for the three month period ended December 31, 2015 as compared to the comparable period in the prior fiscal year was driven by increased volume particularly in the RF and embedded and network product categories, partially offset by a decrease in cellular products. No significant changes were made to our pricing strategy that impacted revenue during the three month period ended December 31, 2015 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products and services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hardware Products
Beginning this first quarter of fiscal 2016, we have transitioned away from reporting revenue in terms of growth and mature hardware products and now report four product categories: Cellular routers and gateways, RF, Embedded and Network. We believe this is a more meaningful presentation and reflects how we are monitoring our revenue.
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

	Three months ended December 31,				% incr.
($ in thousands)	2015		2014		(decr.)
Cellular routers and gateways	$12,160	25.2%	$13,700	30.5%	(11.2)%
RF	9,186	19.0	7,147	15.9	28.5
Embedded	13,128	27.2	11,227	25.0	16.9
Network	13,773	28.6	12,859	28.6	7.1
Total product revenue	$48,247	100.0%	$44,933	100.0%	7.4%
Cellular routers and gateway product revenue decreased $1.5 million, or 11.2% in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year. The decrease was due to large sales to certain customers in the first quarter of fiscal 2015 relating to the timing of customer projects.
Our RF products revenue increased $2.0 million, or 28.5% in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year primarily from a large deal in our Latin American region.
Our embedded product revenue increased $1.9 million, or 16.9% in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year primarily due to higher sales in embedded modules in our North America region, partially offset by a decrease in Rabbit embedded systems on module.
Network products revenue increased by $0.9 million, or 7.1%, in the first quarter of fiscal 2016 as compared to the same period in the prior fiscal year primarily due to large sales to certain customers of our terminal servers. All of our network products are in the mature phase of their product life cycle. We expect that revenue from these products will continue to decrease in the future and may fluctuate from quarter to quarter due to the timing of specific customer purchases.
Services
Our service offerings include wireless design services, revenue generated from the Digi Device Cloud platform, enterprise support services and Digi Cold Chain solutions. Revenue from our service offerings was $2.0 million and $2.3 million for the three months ended December 31, 2015 and 2014, respectively, a decrease of $0.3 million, or 11.9%. This was primarily a result of wireless design services and support services revenue that decreased in the first quarter of fiscal 2016 as compared to the same period in the prior year. It is expected that revenue from our service offerings will continue to fluctuate from quarter to quarter.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended December 31,		$ incr.	% incr.
($ in thousands)	2015	2014	(decr.)	(decr.)
North America, primarily United States	$30,568	$29,208	$1,360	4.7%
Europe, Middle East & Africa	11,017	11,231	(214)	(1.9)
Asia	5,124	5,403	(279)	(5.2)
Latin America	3,550	1,376	2,174	158.0
Total revenue	$50,259	$47,218	$3,041	6.4%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue in North America increased by $1.4 million, or 4.7%, for the three months ended December 31, 2015 compared to the same period a year ago. The increase mostly related to large sales of our terminal servers and embedded modules, partially offset by a decrease in cellular products.
Revenue in Europe, Middle East & Africa (“EMEA”) decreased by $0.2 million, or 1.9%, for the three month period ended December 31, 2015 compared to the same period a year ago. The decrease was primarily driven by an unfavorable impact on total revenue of $0.7 million for the three month period ended December 31, 2015 compared to the same period a year ago, due to the weakening of the Euro compared to the U.S. Dollar (see Foreign Currency Risk later in Part I, Item 3, of this Form 10-Q). This was partially offset by an increase in embedded products.
Revenue in Asia decreased by $0.3 million, or 5.2% for the three month period ended December 31, 2015, compared to the same period a year ago, primarily due to decreased volume of network and RF products.
Revenue in Latin America increased by $2.2 million, or 158.0%, for the three month period ended December 31, 2015, compared to the same period a year ago. This increase was due to a large project relating to RF products.
GROSS PROFIT
Gross profit was $24.4 million and $22.6 million for the three month periods ended December 31, 2015 and 2014, respectively.
Hardware product gross profit was $23.5 million, or 48.8%, and $21.8 million, or 48.6%, for the three month periods ended December 31, 2015 and 2014, respectively. The increase was due mostly to the mix of our hardware products as revenue from our networking products, which have higher gross margins, increased. In addition, we realized certain product cost reductions in cellular during the quarter.
Service gross profit was $0.8 million, or 40.8%, and $0.7 million, or 32.2% for the three month periods ended December 31, 2015 and 2014, respectively. The increase was a result of higher margin projects in the three months period ended December 31, 2015 as compared to the same period in the prior fiscal year. We expect our service gross profit to vary from quarter to quarter for the foreseeable future it is dependent on the utilization rates of our personnel.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended December 31,				$ incr.
($ in thousands)	2015		2014		(decr.)
Sales and marketing	$8,518	16.9%	$10,235	21.7%	$(1,717)
Research and development	7,838	15.6%	7,083	15.0%	755
General and administrative	4,061	8.1%	4,775	10.1%	(714)
Restructuring	651	1.3%	—	—%	651
Total operating expenses	$21,068	41.9%	$22,093	46.8%	$(1,025)
Sales and marketing expenses decreased $1.7 million for the three month period ended December 31, 2015, compared to the same period a year ago, mostly related to a decrease in compensation-related expenses. We also had a decrease in marketing expenses and travel and entertainment expenses.
Research and development expenses increased $0.8 million for the three month period ended December 31, 2015, compared to the same period a year ago, due to compensation-related expenses related to the number of U.S. based engineers.
General and administrative expenses decreased $0.7 million for the three month period ended December 31, 2015, compared to the same period a year ago. The decrease was primarily due a decrease in professional fees and a decrease in compensation-related expenses as we incurred CEO transition expenses recorded in fiscal 2015.
Restructuring expense was $0.7 million for the three month period ended December 31, 2015 pertaining to our corporate staff and related employee termination costs associated with the merging of our Dortmund, Germany and Munich, Germany offices and contract termination charges associated with the consolidation of our Minneapolis office into our Minnetonka headquarters (see Note 14 to our Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, NET
Other income, net was $0.2 million for the three month period ended December 31, 2015 and consisted of interest income of $0.1 million and net foreign currency transaction gains of $0.1 million related to the Euro. Other income, net was $0.4 million for the three month period ended December 31, 2014 and consisted primarily of net foreign currency transaction gains.
INCOME TAXES
Income tax provision for continuing operations was $0.4 million for the three month period ended December 31, 2015. Net tax benefits specific to the three months ended December 31, 2015 were $0.7 million resulting from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three month period ended December 31, 2015, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and reinstatement of the federal research and development tax credit.
Income tax benefit for continuing operations was $0.1 million for the three month period ended December 31, 2014. Net tax benefits specific to the period of $0.5 million included a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions and the reinstatement of the federal research and development tax credit for calendar year 2014. For the three month period ended December 31, 2014, our continuing operations effective tax rate before items specific to the period was more than the statutory rate primarily due to a mix of income between foreign jurisdications, an adjustment for certain foreign income taxes at the U.S. rate, and lower than expected benefits associated with certain state tax credits.
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
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At December 31, 2015, we had cash, cash equivalents and short-term marketable securities of $102.4 million compared to $92.2 million at September 30, 2015. At December 31, 2015, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $113.9 million.
Our working capital (total current assets less total current liabilities) was $146.8 million at December 31, 2015. At September 30, 2015 our working capital was $137.0 million, which included $3.2 million of working capital related to current deferred taxes. As a result of adopting ASU 2015-17 prospectively in the first quarter of fiscal 2016, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder was classified as non-current. We presently anticipate total fiscal 2016 capital expenditures will be approximately $4.8 million, of which we spent $0.5 million.
Net cash provided by operating activities was $3.6 million and $5.4 million for the three month periods ended December 31, 2015 and 2014, respectively, a net decrease of $1.8 million. This was due to a decrease in changes in working capital of $6.7 million, partially offset by an increase in net income after adjustments for non-cash items of $4.9 million. The decrease in cash provided by operating assets and liabilities of $6.7 million was primarily due to a decrease in accrued liabilities due to decreased compensation accruals as the bonus was paid out in the first quarter of fiscal 2016. There was also a decrease in accounts receivable as a result of the timing of shipments and lower accounts payable. This was partially offset by an increase in inventory. Included in operating cash flows for the three months ended December 31, 2014 was $0.2 million of net cash outflows related to Etherios. We expect that the disposition of Etherios will have a positive impact on our operating cash flow in future periods.
Net cash used in investing activities was $1.5 million and $4.3 million during the three months ended December 31, 2015 and 2014, respectively, a net increase in cash flows of $2.8 million. The increase in cash flows is related to fewer net purchases of $1.8 million for marketable securities, proceeds from the sale of Etherios of $2.9 million, and $0.9 million less capital expenditures. This was partially offset by cash used for the acquisition of Bluenica of $2.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by financing activities was $5.8 million for the three months ended December 31, 2015 compared to net cash used in financing activities of $2.0 million for the three months ended December 31, 2014, a net increase of $7.8 million. During the first three months of fiscal 2016, we had $6.0 million more proceeds from stock option plan and employee stock purchase plan transactions compared to the same period a year ago and $1.8 million fewer purchases of common stock.
We generally expect positive cash flows from operations and believe that our current cash, cash equivalents and short-term marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.
Recently Issued Accounting Pronouncements
Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 simplified the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as non-current in the balance sheet. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. We elected to early adopt ASU 2015-17 beginning this fiscal quarter ending December 31, 2015. Other than the revised balance sheet presentation of deferred tax assets and liabilities from current to non-current, the adoption of this standard did not have a material impact to our consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2016. Earlier application is permitted for financial statements that have not been issued. We elected to early adopt ASU 2015-16 beginning this fiscal quarter ending December 31, 2015. The adoption of this standard did not have a material impact to our consolidated financial statements.
Not Yet Adopted
In January 2016, FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This ASU would also change the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this Update are effective for fiscal years beinning after December 15, 2017, including interim periods within those fiscal years, which for us is the first fiscal quarter ending December 31, 2018. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. We are currently evaluating the impact of the adoption of ASU 2016-01.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This provision would require inventory that was previously recorded using first-in, first-out (FIFO) to lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of the adoption of ASU 2015-11 and whether it would have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In April 2015, FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We expect to adopt this guidance beginning with our fiscal quarter ending December 31, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.
In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. These amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, which for us, will be our annual period ended September 30, 2017. Early adoption is permitted. While we are evaluating the impact of the adoption of ASU 2014-15, we do not expect it to have an impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal 2019, including interim periods within that reporting period. The FASB also agreed to allow us to choose to adopt the standard effective for our fiscal 2018. We will adopt the guidance for our fiscal 2019 and are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

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
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Canadian Dollars and in certain cases, transactions in U.S. Dollars in our foreign entities. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We have not implemented a formal hedging strategy to reduce foreign currency risk as we continue to mitigate this risk with natural hedging strategies such as mitigating our net asset position in non-functional currencies.
For the three months ended December 31, 2015 and 2014, we had approximately $19.7 million and $18.0 million, respectively, of revenue from foreign customers including export sales. Of these sales, $5.8 million and $5.5 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
Total revenue was unfavorably impacted by foreign currency translation of $0.7 million for the three month period ended December 31, 2015 as compared to the same period in the prior fiscal year.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Three months ended December 31,		% increase
	2015	2014	(decrease)
Euro	1.0958	1.2503	(12.4)%
British Pound	1.5181	1.5846	(4.2)%
Japanese Yen	0.0082	0.0088	(6.8)%
Canadian Dollar	0.7493	NA	NA
A 10% change from the first three months of fiscal 2016 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 1.1% increase or decrease in revenue and a 2.2% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2015.

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
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2015 - October 31, 2015 (1)	10,086	$12.4000	—	$0.00
November 1, 2015 - November 30, 2015 (1)	8,117	$12.6039	—	$0.00
December 1, 2015 - December 31, 2015 (1)	14,700	$11.9301	—	$0.00
Total	32,903	$12.4034	—	$0.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
Item 5.07 Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on February 1, 2016. Of the 25,565,850 shares of our common stock eligible to vote at the meeting, 22,482,690 shares were present at the meeting by proxy or in person. The stockholders voted on the following matters:

1.	Spiro C. Lazarakis and Ahmed Nawaz were elected as directors for a three-year term. Voting for each of their elections was:
	Name	Votes for:	Votes “Withheld”	Broker Non-Votes
	Spiro C. Lazarakis	20,010,912	215,081	2,256,697
	Ahmed Nawaz	17,943,242	2,282,751	2,256,697
2.
The stockholders voted to approve the Digi International Inc. 2016 Omnibus Incentive Plan. The approval of the plan received 18,259,031 “for” votes and 1,955,043 “against” votes. 11,919 shares abstained from voting and there were 2,256,697 broker non-votes on this matter.

3.
A non-binding advisory vote regarding the executive compensation disclosed in our proxy statement for the annual meeting received 19,734,953 “for” votes, 456,523 “against” votes. 34,517 shares abstained from voting and there were 2,256,697 broker non-votes on this matter.

4.
The stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2016 with 22,387,123 shares voting in favor of the ratification and 77,790 shares voting against the ratification. 17,777 shares abstained from voting on this matter.

ITEM 6.	EXHIBITS

Exhibit No.		Description

2		Stock Purchase Agreement with West Monroe Partners, LLC dated as of October 23, 2015 (1)*

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)

3	(b)	Amended and Restated By-Laws effective December 17, 2014 (3)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (4)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (5)

10	(a)	Digi International Inc. 2016 Omnibus Incentive Plan (6)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
______________

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 29, 2015 (File No. 1-34033)

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 5, 2014 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(a) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(6)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 11, 2015 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 3, 2016	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

Exhibit Number		Document Description	Form of Filing

2		Stock Purchase Agreement dated as of October 23, 2015	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Digi International Inc. 2016 Omnibus Incentive Plan	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically