Form 10-Q
period 2016-03-31
DIGI INTERNATIONAL INC
filed 2016-05-03
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 27, 2016, there were 25,872,329 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenue:
Hardware product	$48,732	$48,108	$96,979	$93,041
Service	1,430	2,293	3,442	4,578
Total revenue	50,162	50,401	100,421	97,619
Cost of sales:
Cost of hardware product	24,283	25,498	48,993	48,610
Cost of service	1,137	1,668	2,329	3,217
Total cost of sales	25,420	27,166	51,322	51,827
Gross profit	24,742	23,235	49,099	45,792
Operating expenses:
Sales and marketing	8,165	9,875	16,683	20,110
Research and development	7,757	7,280	15,595	14,363
General and administrative	5,065	4,349	9,126	9,124
Restructuring charge	102	412	753	412
Total operating expenses	21,089	21,916	42,157	44,009
Operating income	3,653	1,319	6,942	1,783
Other (expense) income, net:
Interest income, net	12	54	112	92
Other (expense) income, net	(284)	1,324	(161)	1,712
Total other (expense) income, net	(272)	1,378	(49)	1,804
Income from continuing operations, before income taxes	3,381	2,697	6,893	3,587
Income tax provision	1,155	1,035	1,536	907
Income from continuing operations	2,226	1,662	5,357	2,680
(Loss) income from discontinued operations, after income taxes	(89)	(216)	3,230	(1,573)
Net income	$2,137	$1,446	$8,587	$1,107

Basic net income (loss) per common share:
Continuing operations	0.09	0.07	$0.21	$0.11
Discontinued operations	—	(0.01)	$0.13	$(0.06)
Total (1)	$0.08	$0.06	$0.34	$0.05
Diluted net income (loss) per common share:
Continuing operations	0.09	0.07	$0.21	$0.11
Discontinued operations	—	(0.01)	$0.12	$(0.06)
Total (1)	$0.08	$0.06	$0.33	$0.04
Weighted average common shares:
Basic	25,820	24,492	25,574	24,319
Diluted	25,998	25,273	26,116	24,816
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
	(in thousands)
Net income	$2,137	$1,446	$8,587	$1,107
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,421	(3,356)	(446)	(5,729)
Change in net unrealized gain (loss) on investments	106	23	43	(6)
Less income tax (provision) benefit	(39)	(9)	(16)	2
Reclassification of realized loss (gain) on investments included in net income (1)	—	1	(7)	1
Less income tax benefit (2)	—	—	3	—
Other comprehensive income (loss), net of tax	1,488	(3,341)	(423)	(5,732)
Comprehensive income (loss)	$3,625	$(1,895)	$8,164	$(4,625)
(1) Recorded in Other income, net on our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax provision in our Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	September 30, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$67,270	$45,018
Marketable securities	48,114	47,191
Accounts receivable, net	28,569	27,788
Inventories	25,684	31,877
Deferred tax assets	—	3,252
Receivable from sale of business	2,967	—
Other	4,326	3,435
Current assets of discontinued operations	—	1,624
Total current assets	176,930	160,185
Marketable securities, long-term	7,292	13,626
Property, equipment and improvements, net	13,986	14,339
Identifiable intangible assets, net	4,795	2,648
Goodwill	110,707	100,183
Deferred tax assets	7,685	6,255
Receivable from sale of business	1,939	—
Other	215	250
Non-current assets of discontinued operations	—	2,874
Total assets	$323,549	$300,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,280	$6,673
Income taxes payable	236	828
Accrued compensation	6,993	10,156
Accrued warranty	944	1,014
Contingent consideration on acquired business	850	—
Other	4,376	3,037
Current liabilities of discontinued operations	—	1,481
Total current liabilities	20,679	23,189
Income taxes payable	1,366	1,546
Deferred tax liabilities	690	135
Contingent consideration on acquired business	9,672	—
Other non-current liabilities	736	457
Non-current liabilities of discontinued operations	—	95
Total liabilities	33,143	25,422
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,346,667 and 31,534,198 shares issued	323	315
Additional paid-in capital	234,699	227,367
Retained earnings	132,991	124,404
Accumulated other comprehensive loss	(23,036)	(22,613)
Treasury stock, at cost, 6,474,338 and 6,487,248 shares	(54,571)	(54,535)
Total stockholders’ equity	290,406	274,938
Total liabilities and stockholders’ equity	$323,549	$300,360
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2016	2015
	(in thousands)
Operating activities:
Net income	$8,587	$1,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,405	1,445
Amortization of identifiable intangible assets	1,001	1,537
Stock-based compensation	1,719	2,222
Excess tax benefits from stock-based compensation	(202)	—
Deferred income tax provision	1,397	2,212
Gain in insurance settlement related to property and equipment	—	(989)
Gain on sale of business	(2,870)	—
Bad debt/product return provision	168	518
Inventory obsolescence	834	476
Restructuring charge	753	518
Other	182	(27)
Changes in operating assets and liabilities	(1,486)	(7,459)
Net cash provided by operating activities	11,488	1,560
Investing activities:
Purchase of marketable securities	(22,056)	(22,099)
Proceeds from maturities of marketable securities	27,509	19,763
Proceeds from sale of business	2,849	—
Acquisition of business, net of cash acquired	(2,860)	—
Proceeds from insurance settlement related to property and equipment	—	1,014
Proceeds from sale of property and equipment	—	45
Purchase of property, equipment, improvements and certain other intangible assets	(1,209)	(3,035)
Net cash provided by (used in) investing activities	4,233	(4,312)
Financing activities:
Excess tax benefits from stock-based compensation	202	—
Proceeds from stock option plan transactions	6,267	6,006
Proceeds from employee stock purchase plan transactions	494	505
Purchases of common stock	(503)	(2,339)
Net cash provided by financing activities	6,460	4,172
Effect of exchange rate changes on cash and cash equivalents	71	(3,253)
Net increase (decrease) in cash and cash equivalents	22,252	(1,833)
Cash and cash equivalents, beginning of period	45,018	47,490
Cash and cash equivalents, end of period	$67,270	$45,657

Supplemental schedule of non-cash investing and financing activities:
Receivable related to sale of business	$4,906	$—
Liability related to acquisition of business	$(10,550)	$—
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
On October 23, 2015, we sold all of the outstanding stock of our wholly owned subsidiary, Etherios Inc. (Etherios) to West Monroe Partners, LLC. Because the sale of Etherios represented a strategic shift that will have a major effect on our operations and financial results, we have classified our Etherios business as discontinued operations and have therefore segregated its operating results from continuing operations in our Condensed Consolidated Statements of Operations for all periods presented. We have also segregated the assets and liabilities of Etherios on our Condensed Consolidated Balance Sheet for September 30, 2015.
During the first fiscal quarter ending December 31, 2015, we adopted Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” on a prospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Our prior periods were not retrospectively adjusted.
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
Contingent Consideration
We measure our contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 320 “Investments - Debt and Equity Securities”. We used a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is remeasured with the change in fair value recognized in general and administrative expense and interest expense in our Condensed Consolidated Statements of Operations. Amounts, if any, paid to the seller in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the seller not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.
Recently Issued Accounting Pronouncements
Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is the first fiscal quarter ending December 31, 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In March 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)”. This update clarifies implementation guidance on principal-versus-agent considerations, including how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. In addition, ASU 2016-08 updates the indicators in ASC 606-10-55-39 and revises the existing examples in ASC 606 to better illustrate the application of the principal-versus-agent guidance. This ASU is effective at the same time as those in ASU 2014-09 (as amended by ASU 2015-14), which for us is for our fiscal 2019, including interim periods within that reporting period. We are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.
In February, 2016, FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is the first fiscal quarter ending December 31, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
In January 2016, FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This ASU would also change the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which for us is the first fiscal quarter ending December 31, 2018. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. We are currently evaluating the impact of the adoption of ASU 2016-01.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This provision would require inventory that was previously recorded using first-in, first-out (FIFO) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of the adoption of ASU 2015-11 and whether it would have a material impact on our consolidated financial statements.
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
goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal 2019, including interim periods within that reporting period. The FASB also agreed to allow us to choose to adopt the standard effective for our fiscal 2018. We will adopt the guidance beginning October 1, 2018 and are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.
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
The terms of the acquisition included an upfront cash payment together with earn-out payments.  Cash of $2.9 million was paid at time of closing.  The earn-out payments are scheduled to be paid in installments over a four-year period based on revenue achievement of the acquired business. Each of the earn-out payments will be calculated based on the revenue performance of Digi Cold Chain solutions for each respective earn-out period. The cumulative amount of these earn-out payments will not exceed $11.6 million.  An additional payment, not to exceed $3.5 million, may also be due depending on revenue performance. The fair value of this contingent consideration was $10.4 million at the date of acquisition (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out. Costs directly related to the acquisition, including legal, accounting and valuation fees, of approximately of $0.1 million have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations in fiscal 2016.
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
Bluenica’s operating results are included in our Condensed Consolidated Statements of Operations from October 6, 2015. The Condensed Consolidated Balance Sheet as of March 31, 2016 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The Bluenica acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the stock purchase agreement be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as information necessary to complete the analysis is obtained. We expect to finalize these amounts not later than the end of our third quarter of fiscal 2016. The amounts for deferred tax assets and liabilities, pending the finalization of final tax returns remain subject to change.

2. ACQUISITION (CONTINUED)
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
We have determined that because the Bluenica acquisition is not material to our consolidated results of operations or financial position, pro forma financial information is not required to be presented.
3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios, Inc. (“Etherios”) to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business-critical and mission-critical application environments. Etherios was included in our single operating segment.
Below is a summary of the gain on sale (in thousands):

Cash received	$4,096
Less:
Employee related liabilities	(1,134)
Working capital adjustment	(113)
Net cash proceeds	2,849
Present value of receivable due on October 23, 2016	2,941
Present value of receivable due on October 23, 2017	1,922
Total fair value of consideration received	7,712
Less:
Net assets of Etherios	(3,383)
Facility abandonment costs	(725)
Transaction costs, primarily professional fees	(734)
Gain on sale of discontinued operations, before income taxes	$2,870
The terms of the sale agreement provide that West Monroe Partners LLC will pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts is included within the total fair value of consideration received. These receivable amounts are unsecured and non-interest bearing. The carrying value of these receivables presented

3. DISCONTINUED OPERATIONS (CONTINUED)
on our Condensed Consolidated Balance Sheet at March 31, 2016 equals their fair values, which were determined using level 3 cash flow fair value measurement techniques.
Goodwill has been included in in the net assets of Etherios based on the relative fair value of Etherios compared to the fair value of the Company.
As a condition to the sale agreement, we retained the operating leases in the Dallas and Chicago locations. Digi is no longer using these facilities and has sublet the Dallas location to West Monroe Partners, LLC through April 30, 2016. In the second quarter of fiscal 2016, the sublease was extended through December 31, 2017. This sublease extension decreased the facility abandonment costs by $0.1 million in the above calculation of the gain on sale of discontinued operations. Also in connection with the sale, we assigned our San Francisco lease to West Monroe Partners, LLC. A remaining potential obligation exists in the event of a default under the assigned lease, however, we believe the likelihood of a liability related to this lease is remote. As of March 31, 2016, the future minimum lease payments for the San Francisco lease are approximately $0.1 million.
(Loss) income from discontinued operations, after tax, as presented in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Service revenue	$—	$2,750	$891	$4,255
Cost of service	—	1,907	713	4,047
Gross profit	—	843	178	208
Operating expenses:
Sales and marketing	—	424	148	981
Research and development	—	499	103	978
General and administrative	—	191	43	604
Restructuring	—	106	—	106
Total operating expenses	—	1,220	294	2,669
Loss from discontinued operations, before income taxes	—	(377)	(116)	(2,461)
(Loss) gain on sale of discontinued operations, before income taxes	(42)	—	2,870	—
Total (loss) income from discontinued operations, before income taxes	(42)	(377)	2,754	(2,461)
Income tax expense (benefit) on discontinued operations	47	(161)	(476)	(888)
(Loss) income from discontinued operations, after income taxes	$(89)	$(216)	$3,230	$(1,573)
Income tax benefit on discontinued operations for the six months ended March 31, 2016 was $0.5 million and primarily represents income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, we expect that this transaction will result in a capital loss, as the tax basis of the Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five year carryforward period, a deferred tax asset offset by a full valuation allowance is expected to be recorded upon completion of the capital loss calculation.

3. DISCONTINUED OPERATIONS (CONTINUED)
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
(1) As of September 30, 2015, the we had a net deferred income tax asset related to the United States federal jurisdiction. That net deferred income tax asset position included a deferred income tax liability of $589 thousand related to Etherios which was entirely in the United States federal tax jurisdiction.
The following table presents amortization, depreciation and purchases of property, equipment, improvements and certain other intangible assets of the discontinued operations related to Etherios (in thousands):

	Six months ended March 31,
	2016	2015
Amortization of identifiable intangible assets	$30	$241
Depreciation of property, equipment and improvements	$—	$14
Purchases of property, equipment, improvements and certain other intangible assets	$—	$(11)

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

4. EARNINGS PER SHARE (CONTINUED)
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$2,226	$1,662	$5,357	$2,680
(Loss) income from discontinued operations, after income taxes	(89)	(216)	3,230	(1,573)
Net income	$2,137	$1,446	$8,587	$1,107

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	25,820	24,492	25,574	24,319
Effect of dilutive securities:
Stock options and restricted stock units	178	781	542	497
Denominator for diluted net income (loss) per common share — adjusted weighted average shares	25,998	25,273	26,116	24,816

Basic net income (loss) per common share:
Continuing operations	$0.09	$0.07	$0.21	$0.11
Discontinued operations	$—	$(0.01)	$0.13	$(0.06)
Net income (1)	$0.08	$0.06	$0.34	$0.05
Diluted net income (loss) per common share:
Continuing operations	$0.09	$0.07	$0.21	$0.11
Discontinued operations	$—	$(0.01)	$0.12	$(0.06)
Net income (1)	$0.08	$0.06	$0.33	$0.04
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
For the three months ended March 31, 2016 and 2015, there were 2,735,177 and 2,366,812 potentially dilutive shares, respectively, and for the six months ended March 31, 2016 and 2015, there were 1,495,104 and 3,496,463 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares.
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2016	September 30, 2015
Accounts receivable, net:
Accounts receivable	$28,932	$28,073
Less allowance for doubtful accounts	363	285
Accounts receivable, net	$28,569	$27,788
Inventories:
Raw materials	$21,195	$26,037
Work in process	519	598
Finished goods	3,970	5,242
Inventories	$25,684	$31,877
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of March 31, 2016, 21 of our 59 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than three years. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the six months ended March 31, 2016 and 2015, we received proceeds from our available-for-sale marketable securities of $27.5 million and $19.8 million, respectively.
At March 31, 2016 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$25,033	$—	$(31)	$25,002
Commercial paper	17,974	—	(14)	17,960
Certificates of deposit	2,002	2	—	2,004
Government municipal bonds	3,153	—	(5)	3,148
Current marketable securities	48,162	2	(50)	48,114
Non-current marketable securities:
Certificates of deposit	7,260	32	—	7,292
Total marketable securities	$55,422	$34	$(50)	$55,406

(1)	Included in amortized cost and fair value is purchased and accrued interest of $209.

6. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2015 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$31,753	$—	$(39)	$31,714
Commercial paper	7,986	—	(1)	7,985
Certificates of deposit	6,253	8	—	6,261
Government municipal bonds	1,232	—	(1)	1,231
Current marketable securities	47,224	8	(41)	47,191
Non-current marketable securities:
Corporate bonds	4,138	—	(12)	4,126
Certificates of deposit	7,511	2	(6)	7,507
Government municipal bonds	1,996	—	(3)	1,993
Non-current marketable securities	13,645	2	(21)	13,626
Total marketable securities	$60,869	$10	$(62)	$60,817

(1)	Included in amortized cost and fair value is purchased and accrued interest of $252.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	March 31, 2016
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$19,843	$(30)	$3,002	$(1)
Commercial paper	17,960	(14)	—	—
Government municipal bonds	3,084	(5)	—	—
Total	$40,887	$(49)	$3,002	$(1)

	September 30, 2015
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$33,664	$(52)	$—	$—
Commercial paper	5,987	(1)	—	—
Certificates of deposit	4,244	(6)	499	(1)
Government municipal bonds	3,159	(3)	—	—
Total	$47,054	$(62)	$499	$(1)
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
Fair value is applied to financial assets such as our marketable securities, which are classified and accounted for as available-for-sale and to financial liabilities for contingent consideration. These items are stated at fair value at each reporting period using the above guidance.
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market	$29,578	$29,578	$—	$—
Corporate bonds	25,002	—	25,002	—
Commercial paper	17,960	—	17,960	—
Certificates of deposit	9,296	—	9,296	—
Government municipal bonds	3,148	—	3,148	—
Total assets measured at fair value	$84,984	$29,578	$55,406	$—
Liabilities:
Contingent consideration on acquired business	10,522	$—	$—	$10,522
Total liabilities measured at fair value	$10,522	$—	$—	$10,522

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2015	Level 1	Level 2	Level 3
Assets:
Money market	$14,436	$14,436	$—	$—
Corporate bonds	35,840	—	35,840	—
Commercial paper	7,985	—	7,985	—
Certificates of deposit	13,768	—	13,768	—
Government municipal bonds	3,224	—	3,224	—
Total assets measured at fair value	$75,253	$14,436	$60,817	$—
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the six months ended March 31, 2016.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities or contingent consideration, currently and in

7. FAIR VALUE MEASUREMENTS (CONTINUED)
the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio. We may also incur changes to our contingent consideration liability as discussed below.
In connection with the Bluenica acquisition discussed in Note 2, we are required to make contingent payments over a period of up to four years, subject to Digi Cold Chain solutions achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation included the discount rate and various probability factors. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.
The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended March 31, 2016 (in thousands):

	Three months ended March 31, 2016	Six months ended March 31, 2016
Fair value at beginning of period	$10,400	$—
Purchase price contingent consideration	—	10,400
Change in fair value of contingent consideration	122	122
Fair value at end of period	$10,522	$10,522
The change in fair value of contingent consideration for the acquisition of Bluenica is included in general and administrative and interest expense on our Condensed Consolidated Statements of Operations and reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 93.6% to 98.1% and a discount rate between 1.2% and 2.5%, reflecting the risk profiles of satisfying these thresholds. A significant increase (decrease) in our estimates of achieving the relevant targets or a significant increase (decrease) in the discount rates used could materially increase (decrease) the fair value of the contingent consideration liability.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	March 31, 2016			September 30, 2015
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$47,165	$(45,352)	$1,813	$45,449	$(45,424)	$25
License agreements	18	(4)	14	18	(4)	14
Patents and trademarks	11,596	(10,710)	886	11,377	(10,385)	992
Customer relationships	17,817	(15,735)	2,082	17,090	(15,473)	1,617
Total	$76,596	$(71,801)	$4,795	$73,934	$(71,286)	$2,648
Amortization expense was $0.5 million and $0.6 million for the three month periods ended March 31, 2016 and 2015, respectively. Amortization expense was $1.0 million and $1.3 million for the six month periods ended March 31, 2016 and 2015, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2016 and the five succeeding fiscal years is (in thousands):

2016 (six months)	$988
2017	1,547
2018	1,110
2019	698
2020	328
2021	50
The changes in the carrying amount of goodwill are (in thousands):

	Six months ended March 31,
	2016	2015
Beginning balance, October 1	$100,183	$101,484
Acquisition of Bluenica	11,020	—
Foreign currency translation adjustment	(496)	(1,656)
Ending balance, March 31	$110,707	$99,828
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
In analyzing industry-wide data, transactions in the following three industries were identified that encompassed the products offered by us: Office Equipment and Computer Hardware, Communications, and Computer, Supplies and Services.  Finally, control premiums were considered for both domestic and international transactions. The control premium analysis resulted in a

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
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
9. INCOME TAXES
Income tax provision for continuing operations was $1.5 million for the six months ended March 31, 2016. Net tax benefits specific to the six months ended March 31, 2016 were $0.7 million resulting from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six months ended March 31, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
Income tax provision for continuing operations was $0.9 million for the six months ended March 31, 2015. Net tax benefits specific to the period of $0.5 million included a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions and the reinstatement of the federal research and development tax credit for calendar year 2014. For the six months ended March 31, 2015, our continuing operations effective tax rate before items specific to the period was more than the statutory rate primarily due to a mix of income between foreign jurisdictions, an adjustment for certain foreign income taxed at the U.S. rate, and lower than expected benefits associated with certain state tax credits.
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
During the first quarter of fiscal 2016, we adopted ASU 2015-17 on a prospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Our prior periods were not retrospectively adjusted.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2015	$1,618
Increases related to:
Prior year income tax positions	60
Decreases related to:
Expiration of statute of limitations	(121)
Unrecognized tax benefits as of March 31, 2016	$1,557
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2016	$968	$172	$(196)	$944
Three months ended March 31, 2015	$950	$206	$(233)	$923

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2016	$1,014	$292	$(362)	$944
Six months ended March 31, 2015	$862	$497	$(436)	$923
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
11. CONTINGENCIES
On December 23, 2015, JSDQ Mesh Technologies LLC filed a complaint naming us as a defendant in federal court in the District of Delaware. The complaint included allegations against us and one other company pertaining to the infringement of four patents relating to mesh networking technology. On April 27. 2016, we settled a patent infringement claim. The settlement fully resolves the claim by JSDQ Mesh Technologies LLC with no future payment obligations.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
12. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2016 Omnibus Incentive Plan (the “2016 Plan”) beginning February 1, 2016 and prior to that were granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”). Stock-based awards were granted under the 2014 Plan during the six months ended March 31, 2015. Upon stockholder approval of the 2016 Plan, we ceased granting awards under any prior plan. The authority to grant options under the 2016 Plan and to set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2016 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2016 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (RSUs) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in November over a four-year period. Awards may be granted under the 2016 Plan until January 31, 2026. Options under the 2016 Plan can be granted as either incentive stock options (ISOs) or non-statutory stock options (NSOs). The exercise price of options and the grant date price of restricted stock shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock.

12. STOCK-BASED COMPENSATION (CONTINUED)
The 2014 Plan, under which grants ceased upon approval of the 2016 Plan, authorized the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2014 Plan typically vest over a four year service period and would expire if unexercised after eight years from the date of grant. RSUs that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vested in November over a four-year period. Options under the 2014 Plan could be granted as either ISOs or NSOs. The exercise price of options and the grant date price of restricted stock was determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issued new shares of stock.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the six months ended March 31, 2016, our employees forfeited 42,427 shares in order to satisfy $0.5 million of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans. As of March 31, 2016, there were approximately 1,342,807 shares available for future grants under the 2016 Plan.
Cash received from the exercise of stock options was $6.3 million during the six months ended March 31, 2016 and $6.0 million during the six months ended March 31, 2015. There were $0.2 million in excess tax benefits from stock-based compensation for the six months ended March 31, 2016. There were no excess tax benefits from stock-based compensation during the six months ended March 31, 2015.
We sponsor an Employee Stock Purchase Plan (the Purchase Plan), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.5 million during both the six month periods ended March 31, 2016 and 2015. Pursuant to the Purchase Plan, 55,343 and 72,306 common shares were issued to employees during the six months ended March 31, 2016 and 2015, respectively. Shares are issued under the Purchase Plan from treasury stock. As of March 31, 2016, 562,188 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Cost of sales	$51	$83	$105	$189
Sales and marketing	227	306	426	649
Research and development	147	196	295	388
General and administrative	478	453	888	996
Stock-based compensation before income taxes	903	1,038	1,714	2,222
Income tax benefit	(293)	(361)	(550)	(775)
Stock-based compensation after income taxes	$610	$677	$1,164	$1,447
Stock-based compensation cost capitalized as part of inventory was immaterial as of March 31, 2016 and September 30, 2015.

12. STOCK-BASED COMPENSATION (CONTINUED)
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2015	4,800	$10.21
Granted	505	11.51
Exercised	(667)	9.78
Forfeited / Canceled	(589)	11.09
Balance at March 31, 2016	4,049	$10.32	4.9	$1,700

Exercisable at March 31, 2016	2,809	$10.50	4.1	$981
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $9.43 as of March 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the six months ended March 31, 2016 was $1.7 million and during the six months ended March 31, 2015 was $0.8 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2016	2015
Weighted average per option grant date fair value	$3.92	$2.91
Assumptions used for option grants:
Risk free interest rate	1.61% - 1.85%	1.77% - 1.85%
Expected term	6.00 years	6.00 years
Expected volatility	32%	35% - 36%
Weighted average volatility	32%	35%
Expected dividend yield	0	0
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
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the six months ended March 31, 2016 was 10.0%. As of March 31, 2016 the total unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $3.5 million and the related weighted average period over which it is expected to be recognized is approximately 3.4 years.

12. STOCK-BASED COMPENSATION (CONTINUED)
A summary of our non-vested restricted stock units as of March 31, 2016 and changes during the six months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	543	$8.41
Granted	233	$10.92
Vested	(165)	$8.36
Canceled	(99)	$8.09
Nonvested at March 31, 2016	512	$9.64
As of March 31, 2016, the total unrecognized compensation cost related to non-vested restricted stock units was $3.6 million and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.
13. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Q2 2016 Restructuring	Q1 2016 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2015	$—	$—	$—	$—
Restructuring charge	—	480	171	651
Balance at December 31, 2015	—	480	171	651
Restructuring charge	78	—	24	102
Payments	(76)	(113)	(195)	(384)
Foreign currency fluctuation	—	13	—	13
Balance at March 31, 2016	$2	$380	$—	$382
Q1 2016 Restructuring
In November 2015, we approved a restructuring plan impacting our corporate staff. The plan most principally will close our Dortmund office and relocate certain employees to our Munich office. We also recorded a contract termination charge as we relocated our employees in our Minneapolis office to our corporate headquarters in Minnetonka in December 2015. We recorded a restructuring charge of $0.7 million that included $0.5 million of severance and $0.2 million of contract termination costs during the first quarter of fiscal 2016. This restructuring resulted in an elimination of approximately 10 positions. The payments associated with these charges are expected to be completed by the third quarter of fiscal 2016.
Q2 2016 Restructuring
In January 2016, we approved a restructuring plan impacting our wireless design services group. This restructuring resulted in an elimination of 5 positions. We recorded a restructuring charge of $0.1 million related to severance during the second quarter of fiscal 2016 and paid the majority of the severance during that same quarter.

14. SUBSEQUENT EVENT
On April 27, 2016 we settled a patent infringement claim with JSDQ Mesh Technologies LLC. For more detail see Note 11 to our Condensed Consolidated Financial Statements.
On April 26, 2016, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This new repurchase authorization expires on May 1, 2017. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as well as our subsequent reports on Forms 10-Q and 8-K and any amendments thereto.

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
Presentation of Non-GAAP Financial Measures
This report includes Adjusted EBITDA from continuing operations, which is a non-GAAP measure. We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures, such as net income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP measures are not prepared in accordance with, or an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. In addition, non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, we understand that Adjusted EBITDA from continuing operations does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
We believe that the presentation of Adjusted EBITDA from continuing operations as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired. EBITDA from continuing operations is used as an internal metric for executive compensation, as well as incentive compensation for the rest of the employee base, and it is monitored quarterly for these purposes.

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
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2015. There have been no material changes to our critical accounting policies as disclosed in that report. An update to our critical accounting policy related to contingent consideration is included below:
We measure our contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 320. “Investments - Debt and Equity Securities.” We use a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is remeasured with the change in fair value recognized in general and administrative expense in our Condensed Consolidated Statements of Operations. Amounts paid in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.
OVERVIEW
We provide a wide range of wireless products for the Internet-of-Things (“IoT”), a cloud computing platform tailored to enable monitoring and remote control of devices and development services to help customers get to market fast with wireless devices and applications. Our solution set is capable of allowing any device to communicate with any application, anywhere in the world. We have a single operating and reporting segment. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability.
Our revenue consists of hardware product revenue and service revenue. Our hardware product offerings are comprised of our cellular routers and gateways, radio frequency (RF), embedded and network products. Our service offerings include wireless design services, Digi Device Cloud (which includes Digi Remote Manager™) and enterprise support services. Digi Cold Chain Solutions, which was formed in October 2015 through our acquisition of Bluenica Corporation (“Bluenica”), is also one of our service offerings. On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios, Inc. (“Etherios”) to West Monroe Partners, LLC. We sold our Etherios business as part of a strategy to focus on providing highly reliable machine connectivity solutions for business-critical and mission-critical application environments (see Note 3 to the Condensed Consolidated Financial Statements). This transaction was accounted for as a discontinued operation.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2016 that we feel are most important in these evaluations:
Revenue was $50.2 Million. Our revenue decreased $0.2 million, or 0.5%, compared to $50.4 million for the second quarter of fiscal 2015. This decrease was driven by a decline in service revenue of $0.8 million, or 37.6%. Product revenue performance increased by $0.6 million, or 1.3%, primarily due to an increase in embedded and network product categories that was partially offset by a decrease in revenue from RF and cellular products. Revenue was unfavorably impacted by $0.1 million due to the weakening of the Euro and British Pound compared to the U.S. Dollar.
Gross Margin was 49.3%. Our gross margin increased as a percentage of revenue to 49.3% in the second quarter of fiscal 2016 as compared to 46.1% in the second quarter of fiscal 2015. The increase in gross margin was due primarily to strong revenue performance in our embedded products, as well as increased revenue from legacy products included in our network category which both are traditionally higher margin products. We also realized manufacturing cost reductions associated with our cellular products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income for the second fiscal quarter of 2016 was $2.1 million, or $0.08 per diluted share. Net income for the second fiscal quarter of 2015 was $1.4 million, or $0.06 per diluted share. Income from continuing operations for the second fiscal quarter of 2016 was $2.2 million, or $0.09 per diluted share, compared to $1.7 million, or $0.07 per diluted share, in the prior year comparable quarter. Loss from discontinued operations was $0.1 million, or $0.00 loss per diluted share, in the second fiscal quarter of 2016, compared to a loss of $0.2 million, or $0.01 loss per diluted share, for the prior year comparable quarter.
Adjusted EBITDA from Continuing Operations for the second fiscal quarter of 2016 was $4.6 Million, or 9.1% of total revenue. In the second fiscal quarter of fiscal 2015, Adjusted EBITDA from Continuing Operations was $3.0 million, or 5.9% of total revenue.
Below is a reconciliation of Income from Continuing Operations to Adjusted EBITDA from Continuing Operations (in thousands):

	Three months ended March 31,
	2016		2015
		% of total revenue		% of total revenue
Total revenue	$50,162	100.0%	$50,401	100.0%

Income from continuing operations	$2,226		$1,662
Recovery of insurance proceeds	—		(989)
Interest income, net	(12)		(54)
Income tax provision	1,155		1,035
Depreciation and amortization	1,214		1,332
Adjusted EBITDA from continuing operations	$4,583	9.1%	$2,986	5.9%
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
	2016		2015		(decr.)	2016		2015		(decr.)
Revenue:
Hardware product	$48,732	97.1%	$48,108	95.5%	1.3	$96,979	96.6%	$93,041	95.3%	4.2
Service	1,430	2.9	2,293	4.5	(37.6)	3,442	3.4	4,578	4.7	(24.8)
Total revenue	50,162	100.0	50,401	100.0	(0.5)	100,421	100.0	97,619	100.0	2.9
Cost of sales:
Cost of hardware product	24,283	48.4	25,498	50.6	(4.8)	48,993	48.8	48,610	49.8	0.8
Cost of service	1,137	2.3	1,668	3.2	(31.8)	2,329	2.3	3,217	3.3	(27.6)
Total cost of sales	25,420	50.7	27,166	53.9	(6.4)	51,322	51.1	51,827	53.1	(1.0)
Gross profit	24,742	49.3	23,235	46.1	6.5	49,099	48.9	45,792	46.9	7.2
Operating expenses	21,089	42.0	21,916	43.5	(3.8)	42,157	42.0	44,009	45.1	(4.2)
Operating income	3,653	7.3	1,319	2.7	177.0	6,942	6.9	1,783	1.8	289.3
Other (expense) income, net	(272)	(0.6)	1,378	2.7	(119.7)	(49)	—	1,804	1.8	(102.7)
Income from continuing operations, before income taxes	3,381	6.7	2,697	5.5	25.4	6,893	6.9	3,587	3.7	92.2
Income tax provision	1,155	2.3	1,035	2.1	11.6	1,536	1.5	907	0.9	69.3
Income from continuing operations	2,226	4.4%	1,662	3.3%	33.9	5,357	5.4	2,680	2.7	99.9
(Loss) income from discontinued operations, after income taxes	(89)	(0.1)	(216)	(0.4)	(58.8)	3,230	3.2	(1,573)	(1.6)	(305.3)
Net income	$2,137	4.3%	$1,446	2.9%	47.8	$8,587	8.6%	$1,107	1.1%	675.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE
Overview
Total revenue was $50.2 million for the second quarter of fiscal 2016 compared to $50.4 million for the second quarter of fiscal 2015, a decrease of $0.2 million or 0.5%. Service revenue decreased $0.8 million, or 37.6%, partially offset by an increase in product revenue of $0.6 million or 1.3%.
Total revenue was $100.4 million for the six months ended March 31, 2016, an increase of $2.8 million or 2.9%, compared to $97.6 million for the same period in the prior fiscal year. Product revenue increased $3.9 million or 4.2%, partially offset by a decline in service revenue of $1.1 million or 24.8%.
No significant changes were made to our pricing strategy that impacted revenue during the six months ended March 31, 2016 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products and services.
Hardware Products
Beginning in the first quarter of fiscal 2016, we transitioned away from reporting revenue in terms of growth and mature hardware products and now report four product categories: Cellular routers and gateways, RF, Embedded and Network. We believe this is a more meaningful presentation and reflects how we are monitoring our revenue.
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

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2016		2015		(decr.)	2016		2015		(decr.)
Cellular routers and gateways	$12,910	26.5%	$14,859	30.9%	(13.1)	$25,070	25.8%	$28,559	30.7%	(12.2)
RF	7,879	16.2	10,027	20.8	(21.4)	17,065	17.6	17,174	18.5	(0.6)
Embedded	13,795	28.3	11,977	24.9	15.2	26,923	27.8	23,204	24.9	16.0
Network	14,148	29.0	11,245	23.4	25.8	27,921	28.8	24,104	25.9	15.8
Total product revenue	$48,732	100.0%	$48,108	100.0%	1.3	$96,979	100.0%	$93,041	100.0%	4.2
Cellular router and gateway revenue decreased $2.0 million and $3.5 million, or 13.1% and 12.2%, for the three and six months ended March 31, 2016, respectively, compared to same periods a year ago. The decreases were primarily due to large customer projects completed in fiscal 2015, primarily in Europe, Middle East and Africa (“EMEA”) and Latin America that were not replaced in fiscal 2016. This was partially offset by an increase in new project business in North America in the second quarter of fiscal 2016. The cellular router and gateway revenue is driven by large customer projects that may not carry into future periods and may result in revenue fluctuations from quarter to quarter.
RF products revenue decreased $2.1 million, or 21.4%, for the three months ended March 31, 2016, compared to the same period in the prior fiscal year. Revenue in the second quarter of fiscal 2015 benefited from orders that were delayed from the first fiscal quarter of 2015 due to the fire at our subcontract manufacturer’s location. RF product revenue decreased by $0.1 million, or 0.6%, for the six months ended March 31, 2016 as compared to the same period in the prior fiscal year. This decrease was due to lower sales in the North American region, partially offset by a large customer project in our Latin American region in the first quarter of fiscal 2016.
Embedded product revenue increased $1.8 million and $3.7 million, or 15.2% and 16.0%, for the three and six months ended March 31, 2016, respectively, compared to the same periods a year ago. The increases were primarily due to higher sales of our embedded modules in North America and EMEA as significant customers have begun moving to production of their products that use our modules.
Network products revenue increased by $2.9 million and $3.8 million, or 25.8% and 15.8%, for the three and six months ended March 31, 2016, respectively, compared to the same periods a year ago. The increases were primarily due to large terminal server sales to significant customers, which we expect to decrease later in this fiscal year. Most of our network products are in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the mature phase of their product life cycle. We expect that revenue from these products will generally decrease in the future, however revenue may fluctuate from quarter to quarter due to the timing of specific customer purchases.
Services
Our service offerings include Digi Cold Chain Solutions, wireless design services, revenue generated from the Digi Device Cloud platform and enterprise support services. Revenue from our service offerings was $1.4 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively, a decrease of $0.8 million, or 37.6%. Service offering revenue was $3.4 million an $4.6 million for the six months ended March 31, 2016 and 2015, respectively, a decrease of $1.2 million, or 24.8%. The decrease in services revenue was driven primarily in wireless design services, partially offset by revenue from Digi Cold Chain Solutions which was acquired during the first quarter of fiscal 2016. Historically revenue from our service offerings have fluctuated from quarter to quarter and we expect that trend to continue.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended March 31,		$ incr.	% incr.	Six months ended March 31,		$ incr.	% incr.
($ in thousands)	2016	2015	(decr.)	(decr.)	2016	2015	(decr.)	(decr.)
North America, primarily United States	$33,332	$29,638	3,694	12.5	$63,900	$58,846	5,054	8.6
Europe, Middle East & Africa	10,965	12,383	(1,418)	(11.5)	21,982	23,614	(1,632)	(6.9)
Asia	5,025	5,714	(689)	(12.1)	10,149	11,117	(968)	(8.7)
Latin America	840	2,666	(1,826)	(68.5)	4,390	4,042	348	8.6
Total revenue	$50,162	$50,401	(239)	(0.5)	$100,421	$97,619	2,802	2.9
Revenue in North America increased by $3.7 million and $5.1 million, or 12.5% and 8.6%, for the three and six months ended March 31, 2016, respectively, compared to the same periods a year ago. The increases for both comparable periods was a result of higher sales in network, cellular and embedded products, partially offset by a decrease in RF products and service revenue.
Revenue in EMEA decreased by $1.4 million and $1.6 million, or 11.5% and 6.9%, for the three and six months ended March 31, 2016, respectively, compared to the same periods a year ago. The decreases were primarily driven by an unfavorable impact on total revenue of $0.1 million and $0.8 million for the three and six months ended March 31, 2016, respectively, compared to the same period a year ago, due to the weakening of the Euro and British pound compared to the U.S. Dollar (see Foreign Currency Risk in Part I, Item 3, of this Form 10-Q).
Revenue in Asia decreased by $0.7 million and $1.0 million, or 12.1% and 8.7%, for the three and six months ended March 31, 2016, respectively, compared to the same periods a year ago. Revenue decreases for both comparable periods were primarily due to decreased volume of network products.
Revenue in Latin America decreased by $1.8 million, or 68.5%, for the three months ended March 31, 2016, compared to the same period a year ago. The decrease was primarily related to completion of a large cellular project in the prior fiscal year. Latin America revenue increased $0.3 million, or 8.6%, for the six months ended March 31, 2016, compared to the same period a year ago, primarily due to a large RF project in the first quarter of fiscal 2016, partially offset by a decline in cellular products revenue.
GROSS PROFIT
Gross profit for the three months ended March 31, 2016 and 2015 was $24.7 million and $23.2 million, respectively, an increase of $1.5 million, or 6.5%. Gross profit for the six months ended March 31, 2016 and 2015 was $49.1 million and $45.8 million, respectively, an increase of $3.3 million, or 7.2%.
Hardware product gross profit was $24.4 million, or 50.2%, and $22.6 million, or 47.0%, for the three months ended March 31, 2016 and 2015, respectively. Hardware product gross profit was $48.0 million, or 49.5%, and $44.4 million, or 47.8%, for the six months ended March 31, 2016 and 2015, respectively. The increase in both the quarter and year-to-date periods was due primarily to strong revenue performance in our embedded modules, as well as increased revenue from legacy products included in our network category which are traditionally higher margin products. We also realized manufacturing cost reductions associated with our cellular products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Service gross profit was $0.3 million, or 20.5%, and $0.6 million, or 27.3% for the three months ended March 31, 2016 and 2015, respectively. Service gross profit was $1.1 million, or 32.3%, and $1.4 million, or 29.7% for the six months ended March 31, 2016 and 2015, respectively. The decreases in the three-month and six-month comparable periods primarily were a result of amortization costs for purchased and core technology associated with our Cold Chain Solutions acquisition in the first quarter of fiscal 2016.
Historically, our service gross profit varies from quarter to quarter, and we expect that trend to continue for the foreseeable future as our wireless product design and development service margins are dependent on the utilization rates of our personnel.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended March 31,				$ incr.	Six months ended March 31,				$ incr.
($ in thousands)	2016		2015		(decr.)	2016		2015		(decr.)
Sales and marketing	$8,165	16.3%	$9,875	19.6%	$(1,710)	$16,683	16.6%	$20,110	20.6%	$(3,427)
Research and development	7,757	15.5%	7,280	14.5%	477	15,595	15.5%	14,363	14.7%	1,232
General and administrative	5,065	10.0%	4,349	8.6%	716	9,126	9.1%	9,124	9.4%	2
Restructuring	102	0.2%	412	0.8%	(310)	753	0.8%	412	0.4%	341
Total operating expenses	$21,089	42.0%	$21,916	43.5%	$(827)	$42,157	42.0%	$44,009	45.1%	$(1,852)
Sales and marketing expenses decreased $1.7 million and $3.4 million for the three and six months ended March 31, 2016, respectively, compared to the same period a year ago. The decreases in both comparable periods was mostly related to a decrease in compensation-related expenses as a result of reduced headcount. We also had a decrease in travel and entertainment expenses and marketing expenses.
Research and development expenses increased $0.5 million and $1.2 million for the three and six months ended March 31, 2016, respectively, compared to the same period a year ago, primarily due to compensation-related expenses related to an increase in the number of U.S. based engineers and development and certification expenses.
General and administrative expenses increased $0.7 million for the three months ended March 31, 2016, compared to the same period a year ago. The increase was related to professional fees, partially offset by a decrease in compensation-related expenses. General and administrative expenses remained at $9.1 million for the six months ended March 31, 2016 compared to the same period a year ago. Professional fees increased as compared to the six months ended March 31, 2015, offset by a decrease in compensation-related expenses as we incurred CEO transition expenses in fiscal 2015.
Restructuring expense was $0.1 million and $0.8 million for the three and six months ended March 31, 2016, respectively, pertaining to our corporate staff and related employee termination costs associated with the merging of our Dortmund, Germany office into our Munich, Germany office and contract termination charges associated with the consolidation of our Minneapolis office into our Minnetonka headquarters (see Note 13 to our Condensed Consolidated Financial Statements). Restructuring expense was $0.4 million for both the three and six months ended March 31, 2015, respectively, relating to our India operations.
OTHER (EXPENSE) INCOME, NET
We recorded a decrease in other income of $1.6 million for the three months ended March 31, 2016, compared to the same period a year ago. During the second quarter of fiscal 2015 we recorded $1.0 million in insurance proceeds relating to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer’s location. We also recorded a $0.6 million decrease related to foreign currency losses as the U.S. Dollar weakened against primarily the Euro and Yen. Other (expense) income, net decreased $1.9 million for the six months ended March 31, 2016, compared to the same period a year ago primarily as a result of $1.0 million in the aforementioned insurance proceeds recorded in the prior fiscal year and a $0.9 million decrease related to foreign currency losses as the U.S. Dollar weakened against primarily the Euro and Yen.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
Income tax provision for continuing operations was $1.5 million for the six months ended March 31, 2016. Net tax benefits specific to the six months ended March 31, 2016 were $0.7 million resulting from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six months ended March 31, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
Income tax provision for continuing operations was $0.9 million for the six months ended March 31, 2015. Net tax benefits specific to the period of $0.5 million included a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions and the reinstatement of the federal research and development tax credit for calendar year 2014. For the six months ended March 31, 2015, our continuing operations effective tax rate before items specific to the period was more than the statutory rate primarily due to a mix of income between foreign jurisdictions, an adjustment for certain foreign income taxed at the U.S. rate, and lower than expected benefits associated with certain state tax credits.
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
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At March 31, 2016, cash, cash equivalents and short-term marketable securities were $115.4 million compared to $92.2 million at September 30, 2015. At March 31, 2016, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $122.7 million.
Our working capital (total current assets less total current liabilities) was $156.3 million at March 31, 2016. At September 30, 2015, our working capital was $137.0 million, which included $3.2 million of working capital related to current deferred taxes. As a result of adopting ASU 2015-17 prospectively in the first quarter of fiscal 2016, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder was classified as non-current. We presently anticipate total fiscal 2016 capital expenditures will be approximately $4.8 million, of which we spent $1.2 million.
Net cash provided by operating activities was $11.5 million and $1.6 million for the six months ended March 31, 2016 and 2015, respectively, a net increase of $9.9 million, resulting from changes in working capital of $6.0 million, partially offset by an increase in net income after adjustments for non-cash items of $3.9 million. The increase in cash provided by operating assets and liabilities of $6.0 million was primarily driven by a $8.5 million increase related to inventory reduction and a $3.4 million decrease in accrued liabilities for compensation accruals. Included in operating cash flows for the six months ended March 31, 2015 was $0.8 million of net cash outflows related to Etherios. We expect that the disposition of Etherios will have a positive impact on our operating cash flow in future periods.
Net cash provided by investing activities was $4.2 million during the six months ended March 31, 2016 compared to net cash used by investing activities of $4.3 million during the six months ended March 31, 2015, a net increase in cash flows of $8.5 million. The increase in cash flows is related to additional maturities of $7.8 million for marketable securities, proceeds from the sale of Etherios of $2.8 million, and $1.8 million less capital expenditures during the first six months of fiscal 2016 compared to the prior year comparable period. This was partially offset by cash used for the acquisition of Bluenica of $2.9 million and proceeds from an insurance settlement in fiscal 2015 of $1.0 million.
Net cash provided by financing activities was $6.5 million and $4.2 million during the six months ended March 31, 2016 and 2015, respectively, a net increase of $2.3 million. During the first six months of fiscal 2016, we had $0.5 million more proceeds from stock option plan and employee stock purchase plan transactions compared to the same period a year ago and $1.8 million fewer purchases of common stock.

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
Recently Issued Accounting Pronouncements
Not Yet Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is the first fiscal quarter ending December 31, 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.
In March 2016, FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)”. This update clarifies implementation guidance on principal-versus-agent considerations, including how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. In addition, ASU 2016-08 updates the indicators in ASC 606-10-55-39 and revises the existing examples in ASC 606 to better illustrate the application of the principal-versus-agent guidance. This ASU is effective at the same time as those in ASU 2014-09 (as amended by ASU 2015-14), which for us is for our fiscal 2019, including interim periods within that reporting period. We are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.
In February, 2016, FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is the first fiscal quarter ending December 31, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
In January 2016, FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This ASU would also change the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which for us is the first fiscal quarter ending December 31, 2018. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. We are currently evaluating the impact of the adoption of ASU 2016-01.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This provision would require inventory that was previously recorded using first-in, first-out (FIFO) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of the adoption of ASU 2015-11 and whether it would have a material impact on our consolidated financial statements.
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
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal 2019, including interim periods within that reporting period. The FASB also agreed to allow us to choose to adopt the standard effective for our fiscal 2018. We will adopt the guidance beginning October 1, 2018 and are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.

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
For the six months ended March 31, 2016 and 2015, we had approximately $36.5 million and $38.8 million, respectively, of revenue from foreign customers including export sales. Of these sales, $11.2 million and $11.1 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
Total revenue was unfavorably impacted by foreign currency translation of $0.1 million and $0.8 million for the three and six months ended March 31, 2016, respectively, as compared to the same period in the prior fiscal year.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Six months ended March 31,		% increase
	2016	2015	(decrease)
Euro	1.0991	1.1910	(7.7)%
British Pound	1.4757	1.5514	(4.9)%
Japanese Yen	0.0085	0.0086	(1.2)%
Canadian Dollar	0.7384	NA	NA
A 10% change from the first six months of fiscal 2016 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 1.1% increase or decrease in revenue and a 2.3% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 26, 2016, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This new repurchase authorization expires on May 1, 2017. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2016 - January 31, 2016	9,524	$10.4754	—	$0.00
February 1, 2016 - February 29, 2016	—	—	—	$0.00
March 1, 2016 - March 31, 2016	—	—	—	$0.00
Total	9,524	$10.4754	—	$0.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws effective December 17, 2014 (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Digi International Inc. 2016 Omnibus Incentive Plan (5)*

10	(a)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)*

10	(a)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)*

10	(a)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)*

10	(a)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 5, 2014 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 11, 2015 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 3, 2016	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

Exhibit Number		Document Description	Form of Filing

2		Stock Purchase Agreement dated as of October 23, 2015	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Digi International Inc. 2016 Omnibus Incentive Plan	Incorporated by Reference

10	(a)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)	Filed Electronically

10	(a)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)	Filed Electronically

10	(a)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)	Filed Electronically

10	(a)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically