Form 10-Q
period 2016-06-30
DIGI INTERNATIONAL INC
filed 2016-08-02
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 27, 2016, there were 25,961,970 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenue:
Hardware product	$50,547	$50,001	$147,526	$143,042
Service	1,583	2,054	5,025	6,632
Total revenue	52,130	52,055	152,551	149,674
Cost of sales:
Cost of hardware product	24,988	25,729	73,981	74,339
Cost of service	1,165	1,302	3,494	4,519
Total cost of sales	26,153	27,031	77,475	78,858
Gross profit	25,977	25,024	75,076	70,816
Operating expenses:
Sales and marketing	8,627	8,982	25,310	29,092
Research and development	7,948	7,785	23,543	22,148
General and administrative	4,283	4,474	13,409	13,598
Restructuring (reversal) charge, net	(6)	(9)	747	403
Total operating expenses	20,852	21,232	63,009	65,241
Operating income	5,125	3,792	12,067	5,575
Other (expense) income, net:
Interest income	143	46	381	138
Interest expense	(100)	(4)	(226)	(4)
Other (expense) income, net	(359)	419	(520)	2,131
Total other (expense) income, net	(316)	461	(365)	2,265
Income from continuing operations, before income taxes	4,809	4,253	11,702	7,840
Income tax provision	532	1,168	2,068	2,075
Income from continuing operations	4,277	3,085	9,634	5,765
Income (loss) from discontinued operations, after income taxes	—	(589)	3,230	(2,162)
Net income	$4,277	$2,496	$12,864	$3,603

Basic net income (loss) per common share:
Continuing operations	0.17	0.12	$0.38	$0.24
Discontinued operations	—	(0.02)	$0.13	$(0.09)
Net income (1)	$0.17	$0.10	$0.50	$0.15
Diluted net income (loss) per common share:
Continuing operations	0.16	0.12	$0.37	$0.23
Discontinued operations	—	(0.02)	$0.12	$(0.09)
Net income	$0.16	$0.10	$0.49	$0.14
Weighted average common shares:
Basic	25,904	24,938	25,684	24,525
Diluted	26,300	25,710	26,156	25,085
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$4,277	$2,496	$12,864	$3,603
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,272)	1,571	(1,718)	(4,158)
Change in net unrealized gain (loss) on investments	6	4	49	(2)
Less income tax (provision) benefit	(2)	(1)	(18)	1
Reclassification of realized loss (gain) on investments included in net income (1)	—	—	(7)	1
Less income tax benefit (2)	—	—	3	—
Other comprehensive (loss) income, net of tax	(1,268)	1,574	(1,691)	(4,158)
Comprehensive income (loss)	$3,009	$4,070	$11,173	$(555)
(1) Recorded in Other (expense) income, net on our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax provision in our Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	September 30, 2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,072	$45,018
Marketable securities	63,137	47,191
Accounts receivable, net	28,536	27,788
Inventories	25,957	31,877
Deferred tax assets	—	3,252
Receivable from sale of business	2,982	—
Other	4,338	3,435
Current assets of discontinued operations	—	1,624
Total current assets	186,022	160,185
Marketable securities, long-term	7,321	13,626
Property, equipment and improvements, net	13,557	14,339
Identifiable intangible assets, net	4,423	2,648
Goodwill	109,880	100,183
Deferred tax assets	8,278	6,255
Receivable from sale of business	1,949	—
Other	207	250
Non-current assets of discontinued operations	—	2,874
Total assets	$331,637	$300,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,720	$6,673
Income taxes payable	—	828
Accrued compensation	9,769	10,156
Accrued warranty	1,135	1,014
Contingent consideration on acquired business	726	—
Other	3,594	3,037
Current liabilities of discontinued operations	—	1,481
Total current liabilities	23,944	23,189
Income taxes payable	1,431	1,546
Deferred tax liabilities	602	135
Contingent consideration on acquired business	9,861	—
Other non-current liabilities	856	457
Non-current liabilities of discontinued operations	—	95
Total liabilities	36,694	25,422
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,413,708 and 31,534,198 shares issued	324	315
Additional paid-in capital	236,058	227,367
Retained earnings	137,268	124,404
Accumulated other comprehensive loss	(24,304)	(22,613)
Treasury stock, at cost, 6,453,952 and 6,487,248 shares	(54,403)	(54,535)
Total stockholders’ equity	294,943	274,938
Total liabilities and stockholders’ equity	$331,637	$300,360
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2016	2015
	(in thousands)
Operating activities:
Net income	$12,864	$3,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,088	2,170
Amortization of identifiable intangible assets	1,474	2,286
Stock-based compensation	2,663	3,262
Excess tax benefits from stock-based compensation	(202)	—
Deferred income tax provision	748	1,729
Gain in insurance settlement related to property and equipment	—	(1,375)
Gain on sale of business	(2,870)	—
Change in fair value of contingent consideration	187	—
Bad debt/product return provision	116	198
Inventory obsolescence	1,284	842
Restructuring charges, net	747	509
Other	89	(81)
Changes in operating assets and liabilities	1,395	(4,147)
Net cash provided by operating activities	20,583	8,996
Investing activities:
Purchase of marketable securities	(56,256)	(31,054)
Proceeds from maturities of marketable securities	46,664	28,494
Proceeds from sale of investment	13	—
Proceeds from sale of business	2,849	—
Acquisition of business, net of cash acquired	(2,860)	—
Proceeds from insurance settlement related to property and equipment	—	1,400
Proceeds from sale of property and equipment	—	45
Purchase of property, equipment, improvements and certain other intangible assets	(1,584)	(3,888)
Net cash used in investing activities	(11,174)	(5,003)
Financing activities:
Excess tax benefits from stock-based compensation	202	—
Proceeds from stock option plan transactions	6,732	6,332
Proceeds from employee stock purchase plan transactions	688	708
Purchases of common stock	(546)	(2,339)
Net cash provided by financing activities	7,076	4,701
Effect of exchange rate changes on cash and cash equivalents	(431)	(2,429)
Net increase in cash and cash equivalents	16,054	6,265
Cash and cash equivalents, beginning of period	45,018	47,490
Cash and cash equivalents, end of period	$61,072	$53,755

Supplemental schedule of non-cash investing and financing activities:
Receivable related to sale of business	$4,931	$—
Liability related to acquisition of business	$(10,550)	$—
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(38)	$—
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
On October 23, 2015, we sold all of the outstanding stock of our wholly owned subsidiary, Etherios Inc. (“Etherios”) to West Monroe Partners, LLC. Because the sale of Etherios represented a strategic shift that will have a major effect on our operations and financial results, we have classified our Etherios business as discontinued operations and have therefore segregated its operating results from continuing operations in our Condensed Consolidated Statements of Operations for all periods presented. We have also segregated the assets and liabilities of Etherios on our Condensed Consolidated Balance Sheet for September 30, 2015.
During the first fiscal quarter ended December 31, 2015, we adopted Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” on a prospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Our prior periods were not retrospectively adjusted.
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
Recently Issued Accounting Pronouncements
Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
the first quarter ended December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
In March 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is the first fiscal quarter ending December 31, 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.
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
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This provision would require inventory that was previously recorded using first-in, first-out (“FIFO”) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of the adoption of ASU 2015-11 and whether it would have a material impact on our consolidated financial statements.
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
requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal 2019, including interim periods within that reporting period. The FASB also agreed to allow us to choose to adopt the standard effective for our fiscal 2018. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. We will adopt the guidance beginning October 1, 2018 and are currently assessing the potential impact of adopting this ASU on our consolidated financial statements and related disclosures.
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
The terms of the acquisition included an upfront cash payment together with earn-out payments.  Cash of $2.9 million was paid at time of closing.  The earn-out payments are scheduled to be paid in installments over a four-year period based on revenue achievement of the acquired business. Each of the earn-out payments will be calculated based on the revenue performance of Digi Cold Chain Solutions for each respective earn-out period. The cumulative amount of these earn-out payments will not exceed $11.6 million.  An additional payment, not to exceed $3.5 million, may also be due depending on revenue performance. The fair value of this contingent consideration was $10.4 million at the date of acquisition (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out. Costs directly related to the acquisition, including legal, accounting and valuation fees, of approximately $0.1 million have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations in fiscal 2016.
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
Operating results for Bluenica, now known as Digi Cold Chain Solutions, are included in our Condensed Consolidated Statements of Operations from October 6, 2015. The Condensed Consolidated Balance Sheet as of June 30, 2016 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The Bluenica acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the stock purchase agreement be recognized at fair value as of the acquisition date. During the third quarter of fiscal 2016, we finalized the purchase price allocation by recording adjustments to our deferred tax liabilities account as a result of the completion and filing of the last tax return for Bluenica.

2. ACQUISITION (CONTINUED)
The following table summarizes the values of Bluenica assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$2,888
Purchase price payable upon completion of diligence matters	115
Fair value of contingent consideration on acquired business	10,400
Total purchase price consideration	$13,403

Fair value of net tangible assets acquired	$129
Fair value of identifiable intangible assets acquired:
Purchased and core technology	2,000
Customer relationships	900
Goodwill	10,985
Deferred tax liabilities, net	(611)
Total	$13,403
The weighted average useful life for all the identifiable intangibles listed above is 5.6 years. For purposes of determining fair value, the purchased and core technology identified above is assumed to have a useful life of five years and the customer relationships are assumed to have useful lives of seven years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets.
We have determined that because the Bluenica acquisition is not material to our consolidated results of operations or financial position, pro forma financial information is not required to be presented.
3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments. Etherios was included in our single operating segment.
Below is a summary of the gain on sale (in thousands):

Gross proceeds	$4,096
Less:
Employee related liabilities	(1,134)
Working capital adjustment	(113)
Net cash proceeds	2,849
Present value of receivable due on October 23, 2016	2,941
Present value of receivable due on October 23, 2017	1,922
Total fair value of consideration received	7,712
Less:
Net assets of Etherios	(3,383)
Facility abandonment costs	(725)
Transaction costs, primarily professional fees	(734)
Gain on sale of discontinued operations, before income taxes	$2,870
The terms of the sale agreement provide that West Monroe Partners LLC will pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts is included within the total fair value of consideration received. These receivable amounts are unsecured and non-interest bearing. The carrying value of these receivables presented on our Condensed Consolidated Balance Sheet at June 30, 2016 approximates their fair values, which were determined using level 3 cash flow fair value measurement techniques.

3. DISCONTINUED OPERATIONS (CONTINUED)
Goodwill has been included in the net assets of Etherios based on the relative fair value of Etherios compared to the fair value of the Company, as the Company consists of a single reporting unit for goodwill impairment testing purposes.
As a condition to the sale agreement, we retained the operating leases in the Dallas and Chicago locations. Digi is no longer using these facilities and has sublet the Dallas location to West Monroe Partners, LLC through December 31, 2017. Also in connection with the sale, we assigned our San Francisco lease to West Monroe Partners, LLC. A remaining potential obligation exists in the event of a default under the assigned lease. However, we believe the likelihood of a liability related to this lease is remote. As of June 30, 2016, the future minimum lease payments for the San Francisco lease are approximately $0.1 million.
Income (loss) from discontinued operations, after income taxes, as presented in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Service revenue	$—	$2,483	$891	$6,738
Cost of service	—	2,158	713	6,205
Gross profit	—	325	178	533
Operating expenses:
Sales and marketing	—	452	148	1,433
Research and development	—	589	103	1,567
General and administrative	—	246	43	850
Restructuring	—	—	—	106
Total operating expenses	—	1,287	294	3,956
Loss from discontinued operations, before income taxes	—	(962)	(116)	(3,423)
Gain on sale of discontinued operations, before income taxes	—	—	2,870	—
Total income (loss) from discontinued operations, before income taxes	—	(962)	2,754	(3,423)
Income tax benefit on discontinued operations	—	(373)	(476)	(1,261)
Income (loss) from discontinued operations, after income taxes	$—	$(589)	$3,230	$(2,162)
Income tax benefit on discontinued operations for the nine months ended June 30, 2016 was $0.5 million and primarily represents income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, this transaction resulted in a capital loss, as the tax basis of the Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five year carryforward period, a deferred tax asset offset by a full valuation allowance was recorded in the third quarter of fiscal 2016 upon completion of the capital loss calculation.

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
(1) As of September 30, 2015, we had a consolidated net deferred income tax asset related to the United States federal jurisdiction. That net deferred income tax asset position included a deferred income tax liability of $589 thousand related to Etherios which was entirely in the United States federal tax jurisdiction.
The following table presents amortization, depreciation and purchases of property, equipment, improvements and certain other intangible assets of the discontinued operations related to Etherios (in thousands):

	Nine months ended June 30,
	2016	2015
Amortization of identifiable intangible assets	$30	$362
Depreciation of property, equipment and improvements	$—	$21
Purchases of property, equipment, improvements and certain other intangible assets	$—	$(11)

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

4. EARNINGS PER SHARE (CONTINUED)
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$4,277	$3,085	$9,634	$5,765
Income (loss) from discontinued operations, after income taxes	—	(589)	3,230	(2,162)
Net income	$4,277	$2,496	$12,864	$3,603

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	25,904	24,938	25,684	24,525
Effect of dilutive securities:
Stock options and restricted stock units	396	772	472	560
Denominator for diluted net income (loss) per common share — adjusted weighted average shares	26,300	25,710	26,156	25,085

Basic net income (loss) per common share:
Continuing operations	$0.17	$0.12	$0.38	$0.24
Discontinued operations	$—	$(0.02)	$0.13	$(0.09)
Net income (1)	$0.17	$0.10	$0.50	$0.15
Diluted net income (loss) per common share:
Continuing operations	$0.16	$0.12	$0.37	$0.23
Discontinued operations	$—	$(0.02)	$0.12	$(0.09)
Net income	$0.16	$0.10	$0.49	$0.14
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
For the three months ended June 30, 2016 and 2015, there were 1,829,631 and 2,416,518 potentially dilutive shares, respectively, and for the nine months ended June 30, 2016 and 2015, there were 1,806,131 and 3,451,827 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares.
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2016	September 30, 2015
Accounts receivable, net:
Accounts receivable	$28,739	$28,073
Less allowance for doubtful accounts	203	285
Accounts receivable, net	$28,536	$27,788
Inventories:
Raw materials	$21,276	$26,037
Work in process	228	598
Finished goods	4,453	5,242
Inventories	$25,957	$31,877
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of June 30, 2016, 22 of our 61 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than three years. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the nine months ended June 30, 2016 and 2015, we received proceeds from our available-for-sale marketable securities of $46.7 million and $28.5 million, respectively.
At June 30, 2016 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$34,116	$—	$(43)	$34,073
Commercial paper	23,966	—	(12)	23,954
Certificates of deposit	2,005	1	—	2,006
Government municipal bonds	3,106	—	(2)	3,104
Current marketable securities	63,193	1	(57)	63,137
Non-current marketable securities:
Certificates of deposit	7,275	46	—	7,321
Total marketable securities	$70,468	$47	$(57)	$70,458

(1)	Included in amortized cost and fair value is purchased and accrued interest of $282.

6. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2015 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$31,753	$—	$(39)	$31,714
Commercial paper	7,986	—	(1)	7,985
Certificates of deposit	6,253	8	—	6,261
Government municipal bonds	1,232	—	(1)	1,231
Current marketable securities	47,224	8	(41)	47,191
Non-current marketable securities:
Corporate bonds	4,138	—	(12)	4,126
Certificates of deposit	7,511	2	(6)	7,507
Government municipal bonds	1,996	—	(3)	1,993
Non-current marketable securities	13,645	2	(21)	13,626
Total marketable securities	$60,869	$10	$(62)	$60,817

(1)	Included in amortized cost and fair value is purchased and accrued interest of $252.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	June 30, 2016
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$32,214	$(43)	$—	$—
Commercial paper	23,954	(12)	—	—
Government municipal bonds	1,876	(2)	—	—
Total	$58,044	$(57)	$—	$—

	September 30, 2015
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$33,664	$(52)	$—	$—
Commercial paper	5,987	(1)	—	—
Certificates of deposit	4,244	(6)	499	(1)
Government municipal bonds	3,159	(3)	—	—
Total	$47,054	$(62)	$499	$(1)

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
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2016	Level 1	Level 2	Level 3
Assets:
Money market	$27,646	$27,646	$—	$—
Corporate bonds	34,073	—	34,073	—
Commercial paper	23,954	—	23,954	—
Certificates of deposit	9,327	—	9,327	—
Government municipal bonds	3,104	—	3,104	—
Total assets measured at fair value	$98,104	$27,646	$70,458	$—
Liabilities:
Contingent consideration on acquired business	10,587	$—	$—	$10,587
Total liabilities measured at fair value	$10,587	$—	$—	$10,587

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2015	Level 1	Level 2	Level 3
Assets:
Money market	$14,436	$14,436	$—	$—
Corporate bonds	35,840	—	35,840	—
Commercial paper	7,985	—	7,985	—
Certificates of deposit	13,768	—	13,768	—
Government municipal bonds	3,224	—	3,224	—
Total assets measured at fair value	$75,253	$14,436	$60,817	$—
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using

7. FAIR VALUE MEASUREMENTS (CONTINUED)
inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the nine months ended June 30, 2016.
The use of different assumptions, applying different judgment to matters that inherently are subjective and changes in future market conditions could result in different estimates of fair value of our securities or contingent consideration, currently and in the future. If market conditions deteriorate, we may incur impairment charges for securities in our investment portfolio. We may also incur changes to our contingent consideration liability as discussed below.
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
The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended June 30, 2016 (in thousands):

	Three months ended June 30, 2016	Nine months ended June 30, 2016
Fair value at beginning of period	$10,522	$—
Purchase price contingent consideration	—	10,400
Change in fair value of contingent consideration	65	187
Fair value at end of period	$10,587	$10,587
The change in fair value of contingent consideration for the acquisition of Bluenica is included in general and administrative and interest expense on our Condensed Consolidated Statements of Operations and reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 93.6% to 98.1%. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	June 30, 2016			September 30, 2015
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,772	$(45,050)	$1,722	$45,449	$(45,424)	$25
License agreements	18	(4)	14	18	(4)	14
Patents and trademarks	11,689	(10,858)	831	11,377	(10,385)	992
Customer relationships	17,559	(15,703)	1,856	17,090	(15,473)	1,617
Total	$76,038	$(71,615)	$4,423	$73,934	$(71,286)	$2,648
Amortization expense was $0.5 million and $0.6 million for the three month periods ended June 30, 2016 and 2015, respectively. Amortization expense was $1.4 million and $1.9 million for the nine month periods ended June 30, 2016 and 2015, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2016 and the five succeeding fiscal years is (in thousands):

2016 (three months)	$396
2017	1,376
2018	910
2019	730
2020	681
2021	131
The changes in the carrying amount of goodwill are (in thousands):

	Nine months ended June 30,
	2016	2015
Beginning balance, October 1	$100,183	$101,484
Acquisition of Bluenica	10,985	—
Foreign currency translation adjustment	(1,288)	(901)
Ending balance, June 30	$109,880	$100,583
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
At June 30, 2016, our market capitalization was $278.6 million compared to our carrying value of $294.9 million. Our market capitalization plus our estimated control premium of 35% (discussed in the paragraphs below) resulted in a fair value in excess of our carrying value by a margin of 27%. We concluded that no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded.
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
During the third quarter of fiscal 2016, we reviewed recent control premium data for transactions that occurred during fiscal 2016 in the industries previously described. The data indicated that our current control premium of 35 percent continues to be indicative of the amount that an investor would pay to obtain a controlling interest based on current macroeconomic and industry data.
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
9. INCOME TAXES
Income tax provision for continuing operations was $2.1 million, or 17.7%, for the nine months ended June 30, 2016. Net tax benefits specific to the nine months ended June 30, 2016 were $1.2 million resulting primarily from the reinstatement of the federal research and development tax credit for calendar year 2015 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. In addition, we filed an amended income tax return resulting in an additional domestic refund related to qualified manufacturing activities. For the nine months ended June 30, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S. and an increase in certain tax credits in the U.S.
Income tax provision for continuing operations was $2.1 million, or 26.5%, for the nine months ended June 30, 2015. Net tax benefits specific to the period of $0.9 million included a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions and the reinstatement of the federal research and development tax credit for calendar year 2014, partially offset by a tax expense specific to the period for the adjustment of state rate on net deferred tax assets. For the nine months ended June 30, 2015, our continuing operations effective tax rate before items specific to the period was more than the statutory rate primarily due to a mix of income between foreign jurisdictions and lower than expected benefits associated with certain tax credits in the U.S.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2015	$1,618
Increases related to:
Prior year income tax positions	107
Decreases related to:
Expiration of statute of limitations	(121)
Unrecognized tax benefits as of June 30, 2016	$1,604

9. INCOME TAXES (CONTINUED)
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.4 million, after considering the impact of interest and deferred benefit items. We expect the change in the total amount of unrecognized tax benefits will be insignificant over the next 12 months.
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2016	$944	$404	$(213)	$1,135
Three months ended June 30, 2015	$923	$276	$(192)	$1,007

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2016	$1,014	$696	$(575)	$1,135
Nine months ended June 30, 2015	$862	$773	$(628)	$1,007
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
11. CONTINGENCIES
On December 23, 2015, JSDQ Mesh Technologies LLC filed a complaint naming us as a defendant in federal court in the District of Delaware. The complaint included allegations against us and one other company pertaining to the infringement of four patents relating to mesh networking technology. On April 27, 2016, we settled the claim pertaining to the infringement of the four patents. The settlement fully resolves the claim by JSDQ Mesh Technologies LLC with no future payment obligations. The settlement amount, which is not material to our operations or financial position, was paid on April 28, 2016.
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
The 2016 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2016 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in November over a four-year period. Awards may be granted under the 2016 Plan

12. STOCK-BASED COMPENSATION (CONTINUED)
until January 31, 2026. Options under the 2016 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock.
The 2014 Plan, under which grants ceased upon approval of the 2016 Plan, authorized the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provided services to us or our affiliates. Options that were granted under the 2014 Plan typically vested over a four year service period and expire if unexercised after eight years from the date of grant. RSUs that were granted to directors typically vested in one year. RSUs that were granted to executives and employees typically vested in November over a four-year period. Options under the 2014 Plan could be granted as either ISOs or NSOs. The exercise price of options and the grant date price of restricted stock was determined by our Compensation Committee and was not less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issued new shares of stock.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the nine months ended June 30, 2016, our employees forfeited 47,172 shares in order to satisfy $0.5 million of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans. As of June 30, 2016, there were approximately 1,352,631 shares available for future grants under the 2016 Plan.
Cash received from the exercise of stock options was $6.7 million during the nine months ended June 30, 2016 and $6.3 million during the nine months ended June 30, 2015. There were $0.2 million in excess tax benefits from stock-based compensation for the nine months ended June 30, 2016. There were no excess tax benefits from stock-based compensation during the nine months ended June 30, 2015.
We sponsor an Employee Stock Purchase Plan (“the Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.7 million during both the nine month periods ended June 30, 2016 and 2015. Pursuant to the Purchase Plan, 80,468 and 97,383 common shares were issued to employees during the nine months ended June 30, 2016 and 2015, respectively. Shares are issued under the Purchase Plan from treasury stock. As of June 30, 2016, 537,063 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Cost of sales	$54	$53	$159	$166
Sales and marketing	239	272	665	905
Research and development	144	134	439	425
General and administrative	507	474	1,395	1,451
Stock-based compensation before income taxes	944	933	2,658	2,947
Income tax benefit	(308)	(324)	(858)	(1,018)
Stock-based compensation after income taxes	$636	$609	$1,800	$1,929
Stock-based compensation cost capitalized as part of inventory was immaterial as of June 30, 2016 and September 30, 2015.

12. STOCK-BASED COMPENSATION (CONTINUED)
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2015	4,800	$10.21
Granted	513	11.50
Exercised	(720)	9.70
Forfeited / Canceled	(606)	11.03
Balance at June 30, 2016	3,987	$10.34	4.7	$4,299

Exercisable at June 30, 2016	2,848	$10.50	3.9	$2,777
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $10.73 as of June 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the nine months ended June 30, 2016 was $1.8 million and during the nine months ended June 30, 2015 was $0.8 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2016	2015
Weighted average per option grant date fair value	$3.92	$2.98
Assumptions used for option grants:
Risk free interest rate	1.41% - 1.85%	1.57% - 1.85%
Expected term	6.00 years	6.00 years
Expected volatility	32% - 33%	32% - 36%
Weighted average volatility	32%	35%
Expected dividend yield	0	0
The fair value of each option award granted during the periods presented was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the table above. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model. The expected term of options granted is derived from the vesting period and historical information and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is the zero-coupon U.S. Treasury bond rate in effect at the time of the grant whose maturity equals the expected term of the option.
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the nine months ended June 30, 2016 was 10.0%. As of June 30, 2016 the total unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $3.1 million and the related weighted average period over which it is expected to be recognized is approximately 3.1 years.

12. STOCK-BASED COMPENSATION (CONTINUED)
A summary of our non-vested restricted stock units as of June 30, 2016 and changes during the nine months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	543	$8.41
Granted	236	$10.92
Vested	(179)	$8.50
Canceled	(103)	$8.12
Nonvested at June 30, 2016	497	$9.63
As of June 30, 2016, the total unrecognized compensation cost related to non-vested restricted stock units was $3.2 million and the related weighted average period over which it is expected to be recognized is approximately 1.5 years.
13. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	Q2 2016 Restructuring	Q1 2016 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2015	$—	$—	$—	$—
Restructuring charge	—	480	171	651
Balance at December 31, 2015	—	480	171	651
Restructuring charge	78	—	24	102
Payments	(76)	(113)	(195)	(384)
Foreign currency fluctuation	—	13	—	13
Balance at March 31, 2016	$2	$380	$—	$382
Payments	(2)	(368)	—	(370)
Reversals	—	(6)	—	(6)
Foreign currency fluctuation	—	(6)	—	(6)
Balance at June 30, 2016	$—	$—	$—	$—
Q1 2016 Restructuring
In November 2015, we approved a restructuring plan impacting our corporate staff. The plan closed our Dortmund, Germany office and relocated certain employees to our Munich office. We also recorded a contract termination charge as we relocated employees in our Minneapolis, Minnesota office to our corporate headquarters in Minnetonka, Minnesota in December 2015. We recorded a restructuring charge of $0.7 million that included $0.5 million of severance and $0.2 million of contract termination costs during the first quarter of fiscal 2016. This restructuring resulted in an elimination of approximately 10 positions. The payments associated with these charges were completed in the third quarter of fiscal 2016.
Q2 2016 Restructuring
In January 2016, we approved a restructuring plan impacting our wireless design services group. This restructuring resulted in an elimination of 5 positions. We recorded a restructuring charge of $0.1 million related to severance during the second quarter of fiscal 2016 and paid the majority of the severance during that same quarter.

14. COMMON STOCK REPURCHASE
On April 26, 2016, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This new repurchase authorization expires on May 1, 2017. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. There were no shares repurchased under this program as of June 30, 2016.

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
OVERVIEW
We are a leading provider of mission and business-critical machine-to-machine (“M2M”) and Internet-of-Things (“IoT”) connectivity products and services. We create next generation connected products and deploy and manage critical communications infrastructures in demanding environments. Our embedded modules and off-the-shelf router, gateways and network products are designed for reliability and deliver performance and security. Our cloud-based software and professional services help customers put their connected products and assets to work across a broad range of mission-critical industry applications. We have a single operating and reporting segment. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability.
Our revenue consists of hardware product revenue and service revenue. Our hardware product offerings are comprised of our cellular routers and gateways, radio frequency (“RF”), embedded and network products. Our service offerings include wireless design services, Digi Device Cloud (which includes Digi Remote Manager™) and enterprise support services. Digi Cold Chain Solutions, which was formed in October 2015 through our acquisition of Bluenica Corporation (“Bluenica”), is also one of our service offerings. On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios, Inc. (“Etherios”) to West Monroe Partners, LLC. We sold our Etherios business as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments (see Note 3 to the Condensed Consolidated Financial Statements). This transaction was accounted for as a discontinued operation.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2016 that we feel are most important in these evaluations:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue was $52.1 Million. Our revenue was $52.1 million for the third quarters of both fiscal 2016 and 2015. There was an increase in product revenue of $0.5 million, or 1.1%, offset by a decline in service revenue of $0.5 million, or 22.9%. Product revenue performance increased primarily due to an increase in network and RF product categories that was partially offset by a decrease in revenue from cellular routers and gateways and embedded products. Revenue was unfavorably impacted by $0.1 million due to the weakening of the British Pound compared to the U.S. Dollar.
Gross Margin was 49.8%. Our gross margin increased as a percentage of revenue to 49.8% in the third quarter of fiscal 2016 as compared to 48.1% in the third quarter of fiscal 2015. The increase in gross margin was due primarily to strong revenue performance in our network category which are traditionally higher margin products. We also continued to realize manufacturing cost reductions.
Net income for the third fiscal quarter of 2016 was $4.3 million, or $0.16 per diluted share. Net income for the third fiscal quarter of 2015 was $2.5 million, or $0.10 per diluted share. Income from continuing operations for the third fiscal quarter of 2016 was $4.3 million, or $0.16 per diluted share, compared to $3.1 million, or $0.12 per diluted share, in the prior year comparable quarter. Loss from discontinued operations was $0.6 million, or $0.02 loss per diluted share, for the third fiscal quarter of 2015.
Adjusted EBITDA from Continuing Operations for the third fiscal quarter of 2016 was $5.9 Million, or 11.4% of total revenue. In the third fiscal quarter of fiscal 2015, Adjusted EBITDA from Continuing Operations was $5.2 million, or 9.9% of total revenue.
Below is a reconciliation of Income from Continuing Operations to Adjusted EBITDA from Continuing Operations (in thousands):

	Three months ended June 30,
	2016		2015
		% of total revenue		% of total revenue
Total revenue	$52,130	100.0%	$52,055	100.0%

Income from continuing operations	$4,277		$3,085
Recovery of insurance proceeds	—		(386)
Interest income, net	(43)		(42)
Income tax provision	532		1,168
Depreciation and amortization	1,156		1,346
Adjusted EBITDA from continuing operations	$5,922	11.4%	$5,171	9.9%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
	2016		2015		(decr.)	2016		2015		(decr.)
Revenue:
Hardware product	$50,547	97.0%	$50,001	96.1%	1.1	$147,526	96.7%	$143,042	95.6%	3.1
Service	1,583	3.0	2,054	3.9	(22.9)	5,025	3.3	6,632	4.4	(24.2)
Total revenue	52,130	100.0	52,055	100.0	0.1	152,551	100.0	149,674	100.0	1.9
Cost of sales:
Cost of hardware product	24,988	48.0	25,729	49.4	(2.9)	73,981	48.5	74,339	49.7	(0.5)
Cost of service	1,165	2.2	1,302	2.5	(10.5)	3,494	2.3	4,519	3.0	(22.7)
Total cost of sales	26,153	50.2	27,031	51.9	(3.2)	77,475	50.8	78,858	52.7	(1.8)
Gross profit	25,977	49.8	25,024	48.1	3.8	75,076	49.2	70,816	47.3	6.0
Operating expenses	20,852	40.0	21,232	40.8	(1.8)	63,009	41.3	65,241	43.6	(3.4)
Operating income	5,125	9.8	3,792	7.3	35.2	12,067	7.9	5,575	3.7	116.4
Other (expense) income, net	(316)	(0.6)	461	0.9	(168.5)	(365)	(0.2)	2,265	1.5	(116.1)
Income from continuing operations, before income taxes	4,809	9.2	4,253	8.2	13.1	11,702	7.7	7,840	5.2	49.3
Income tax provision	532	1.0	1,168	2.3	(54.5)	2,068	1.4	2,075	1.4	(0.3)
Income from continuing operations	4,277	8.2%	3,085	5.9%	38.6	9,634	6.3	5,765	3.8	67.1
Income (loss) from discontinued operations, after income taxes	—	—	(589)	(1.1)	(100.0)	3,230	2.1	(2,162)	(1.4)	(249.4)
Net income	$4,277	8.2%	$2,496	4.8%	71.4	$12,864	8.4%	$3,603	2.4%	257.0
REVENUE
Overview
Total revenue was $52.1 million for the third quarters of both fiscal 2016 and third quarter of fiscal 2015. Product revenue increased $0.5 million, or 1.1%, offset by a decrease in service revenue of $0.5 million, or 22.9%.
Total revenue was $152.6 million for the nine months ended June 30, 2016, an increase of $2.9 million or 1.9%, compared to $149.7 million for the same period in the prior fiscal year. Product revenue increased $4.6 million or 3.1%, partially offset by a decline in service revenue of $1.7 million or 24.2%.
No significant changes were made to our pricing strategy that impacted revenue during the nine months ended June 30, 2016 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products and services.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2016		2015		(decr.)	2016		2015		(decr.)
Cellular routers and gateways	$10,756	21.3%	$13,889	27.8%	(22.6)	$35,826	24.3%	$42,448	29.7%	(15.6)
RF	9,517	18.8	7,641	15.3	24.6	26,582	18.0	24,815	17.3	7.1
Embedded	13,774	27.3	14,640	29.3	(5.9)	40,697	27.6	37,844	26.5	7.5
Network	16,500	32.6	13,831	27.6	19.3	44,421	30.1	37,935	26.5	17.1
Total product revenue	$50,547	100.0%	$50,001	100.0%	1.1	$147,526	100.0%	$143,042	100.0%	3.1
Cellular router and gateway revenue decreased $3.1 million and $6.6 million, or 22.6% and 15.6%, for the three and nine months ended June 30, 2016, respectively, compared to the same periods a year ago. The decreases were primarily due to large customer projects completed in fiscal 2015, across all regions. The cellular router and gateway revenue is driven by large awards-based customer projects and is subject to revenue fluctuations from quarter to quarter. We received multiple awards in the third quarter of fiscal 2016 that will be deployed in future quarters.
RF products revenue increased $1.9 million and $1.8 million, or 24.6% and 7.1%, for the three and nine months ended June 30, 2016, respectively, compared to the same periods a year ago, primarily as a result of sales to significant customers in our North America channel. In addition, for the nine month periods ended June 30, 2016 as compared to the same period in the prior year, RF products revenue increased primarily due to a large customer project in our Latin American region. RF products can fluctuate quarter to quarter because of large customer projects in the North America and Latin America regions.
Embedded product revenue decreased $0.8 million, or 5.9%, for the three months ended June 30, 2016 compared to the same period a year ago. The decrease was primarily due to continued decline in legacy products, partially offset by higher sales of our embedded modules. Embedded product revenue increased $2.9 million, or 7.5%, for the nine months ended June 30, 2016. The increase was primarily due to higher sales of our embedded modules in North America and Europe, Middle East and Africa (“EMEA”) as significant customers have begun moving to production.
Network products revenue increased by $2.7 million and $6.5 million, or 19.3% and 17.1%, for the three and nine months ended June 30, 2016, respectively, compared to the same periods a year ago. The increases were primarily due to large terminal server sales to significant customers, which we expect to decrease in future quarters. Most of our network products are in the mature phase of their product life cycle. We expect that revenue from these products will generally decrease in the future. However, revenue may fluctuate from quarter to quarter due to the timing of specific customer purchases.
Services
Our service offerings include Digi Cold Chain Solutions, wireless design services, revenue generated from the Digi Device Cloud platform and enterprise support services. Revenue from our service offerings was $1.6 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.5 million, or 22.9%. Service offering revenue was $5.0 million and $6.6 million for the nine months ended June 30, 2016 and 2015, respectively, a decrease of $1.6 million, or 24.2%. The decrease in services revenue was driven primarily in wireless design services. This was partially offset by incremental revenue from Digi Cold Chain Solutions which was acquired during the first quarter of fiscal 2016. Historically, revenue from our wireless design services have fluctuated from quarter to quarter, and we expect that trend may continue.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended June 30,		$ incr.	% incr.	Nine months ended June 30,		$ incr.	% incr.
($ in thousands)	2016	2015	(decr.)	(decr.)	2016	2015	(decr.)	(decr.)
North America, primarily United States	$34,412	$32,127	2,285	7.1	$98,312	$90,973	7,339	8.1
Europe, Middle East & Africa	11,681	12,985	(1,304)	(10.0)	33,663	36,599	(2,936)	(8.0)
Asia	5,013	6,091	(1,078)	(17.7)	15,162	17,208	(2,046)	(11.9)
Latin America	1,024	852	172	20.2	5,414	4,894	520	10.6
Total revenue	$52,130	$52,055	75	0.1	$152,551	$149,674	2,877	1.9
Revenue in North America increased by $2.3 million and $7.3 million, or 7.1% and 8.1%, for the three and nine months ended June 30, 2016, respectively, compared to the same periods a year ago. The increase for the three months ended June 30, 2016

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

compared to the same period in the prior year was a result of increased sales of network and RF products, partially offset by a decrease in cellular and embedded products and service revenue mostly related to our wireless design services. The increase for the nine months ended June 30, 2016 as compared to the same period in the prior year was a result of higher sales in network, cellular and RF products, partially offset by a decrease in embedded products and service revenue.
Revenue in EMEA decreased by $1.3 million and $2.9 million, or 10.0% and 8.0%, for the three and nine months ended June 30, 2016, respectively, compared to the same periods a year ago, primarily due to decreased revenue for cellular-related and RF products compared to the same periods in the prior year. In addition, for the nine months ended June 30, 2016 as compared to the same period in the prior year, revenue was unfavorably impacted by $0.9 million as both the Euro and British Pound weakened against the U.S. Dollar (see Foreign Currency Risk in Part I, Item 3, of this Form 10-Q).
Revenue in Asia decreased by $1.1 million and $2.0 million, or 17.7% and 11.9%, for the three and nine months ended June 30, 2016, respectively, compared to the same periods a year ago. Revenue decreases for both comparable periods were primarily due to decreased volume of network products.
Revenue in Latin America increased by $0.2 million and $0.5 million, or 20.2% and 10.6%, for the three and nine months ended June 30, 2016, respectively, compared to the same period a year ago. The increase was primarily due to RF project sales in fiscal 2016.
GROSS PROFIT
Gross profit for the three months ended June 30, 2016 and 2015 was $26.0 million and $25.0 million, respectively, an increase of $1.0 million, or 3.8%. Gross profit for the nine months ended June 30, 2016 and 2015 was $75.1 million and $70.8 million, respectively, an increase of $4.3 million, or 6.0%.
Hardware product gross profit was $25.6 million, or 50.6%, and $24.3 million, or 48.5%, for the three months ended June 30, 2016 and 2015, respectively. Hardware product gross profit was $73.5 million, or 49.9%, and $68.7 million, or 48.0%, for the nine months ended June 30, 2016 and 2015, respectively. The increase in both the quarter and year-to-date periods was due primarily to strong revenue performance in our network category which are traditionally higher margin products. We also continue to realize manufacturing cost reductions.
Service gross profit was $0.4 million, or 26.4%, and $0.8 million, or 36.6% for the three months ended June 30, 2016 and 2015, respectively. Service gross profit was $1.5 million, or 30.5%, and $2.1 million, or 31.9% for the nine months ended June 30, 2016 and 2015, respectively. The decreases in the three-month and nine-month comparable periods primarily were a result of amortization costs for purchased and core technology associated with our Cold Chain Solutions acquisition in the first quarter of fiscal 2016.
Historically, our service gross profit varies from quarter to quarter, and we expect that trend may continue as our wireless product design and development service margins are dependent on the utilization rates of our personnel.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2016		2015		(decr.)	2016		2015		(decr.)
Sales and marketing	$8,627	16.5%	$8,982	17.2%	$(355)	$25,310	16.6%	$29,092	19.4%	$(3,782)
Research and development	7,948	15.3%	7,785	15.0%	163	23,543	15.4%	22,148	14.8%	1,395
General and administrative	4,283	8.2%	4,474	8.6%	(191)	13,409	8.8%	13,598	9.1%	(189)
Restructuring	(6)	—%	(9)	—%	3	747	0.5%	403	0.3%	344
Total operating expenses	$20,852	40.0%	$21,232	40.8%	$(380)	$63,009	41.3%	$65,241	43.6%	$(2,232)
Sales and marketing expenses decreased $0.4 million and $3.8 million for the three and nine months ended June 30, 2016, respectively, compared to the same periods a year ago. The decreases in both comparable periods was mostly related to a decrease in compensation-related expenses as a result of reduced headcount. Contract labor costs, travel and entertainment expenses and marketing expenses decreased in the nine month period ended June 30, 2016 compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses increased $0.2 million and $1.4 million for the three and nine months ended June 30, 2016, respectively, compared to the same periods a year ago, primarily due to compensation-related expenses related to underutilization of billable research and development costs and additional incentive compensation costs. This was partially offset by lower travel costs and lower occupancy costs as we consolidated our Minneapolis, Minnesota office into our Minnetonka, Minnesota location.
General and administrative expenses decreased $0.2 million for both the three month and nine month periods ended June 30, 2016, compared to the same periods a year ago. The decrease in general and administrative expense for the three months ended June 30, 2016 compared to the same period a year ago was primarily related to professional fees, partially offset by an increase in compensation-related expenses. The decrease in general and administrative expenses for the nine months ended June 30, 2016 compared to the same period a year ago is primarily related to a decrease in compensation-related expenses as we incurred CEO transition expenses in fiscal 2015. In addition, supplies and occupancy costs decreased, partially offset by an increase in professional services.
We incurred restructuring expenses of $0.8 million for the nine months ended June 30, 2016, respectively, pertaining to our corporate staff and related employee termination costs associated with the merging of our Dortmund, Germany office into our Munich, Germany office and contract termination charges associated with the consolidation of our Minneapolis, Minnesota office into our Minnetonka, Minnesota headquarters (see Note 13 to our Condensed Consolidated Financial Statements). Restructuring expense was $0.4 million for the nine months ended June 30, 2015 primarily relating to the closure of our India operations.
OTHER (EXPENSE) INCOME, NET
We recorded a decrease in other income (expense), net of $0.8 million for the three months ended June 30, 2016, compared to the same period a year ago. This decrease included $0.4 million of foreign currency losses. During the third quarter of fiscal 2016 the Japanese Yen strengthened, resulting in foreign currency losses as non-functional currencies were remeasured at the current rate. In addition, during the third quarter of fiscal 2015 we recorded $0.4 million in insurance proceeds relating to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer’s location.
Other (expense) income, net decreased $2.6 million for the nine months ended June 30, 2016, compared to the same period a year ago primarily as a result of $1.4 million in the aforementioned insurance proceeds recorded in the prior fiscal year and a $1.2 million decrease related to foreign currency losses as the U.S. Dollar weakened against primarily the Euro and Yen.
INCOME TAXES
Income tax provision for continuing operations was $2.1 million, or 17.7%, for the nine months ended June 30, 2016. Net tax benefits specific to the nine months ended June 30, 2016 were $1.2 million resulting primarily from the reinstatement of the federal research and development tax credit for calendar year 2015 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. In addition, we filed an amended income tax return resulting in an additional domestic refund related to qualified manufacturing activities. For the nine months ended June 30, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S. and an increase in certain tax credits in the U.S.
Income tax provision for continuing operations was $2.1 million, or 26.5%, for the nine months ended June 30, 2015. Net tax benefits specific to the period of $0.9 million included a reversal of reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions and the reinstatement of the federal research and development tax credit for calendar year 2014, partially offset by a tax expense specific to the period for the adjustment of state rate on net deferred tax assets. For the nine months ended June 30, 2015, our continuing operations effective tax rate before items specific to the period was more than the statutory rate primarily due to a mix of income between foreign jurisdictions and lower than expected benefits associated with certain tax credits in the U.S.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At June 30, 2016, cash, cash equivalents and short-term marketable securities were $124.2 million compared to $92.2 million at September 30, 2015. At June 30, 2016, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $131.5 million.
Our working capital (total current assets less total current liabilities) was $162.1 million at June 30, 2016. At September 30, 2015, our working capital was $137.0 million, which included $3.2 million of working capital related to current deferred taxes. As a result of adopting ASU 2015-17 prospectively in the first quarter of fiscal 2016, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder was classified as non-current. We presently anticipate total fiscal 2016 capital expenditures will be approximately $2.3 million, of which we have spent $1.6 million as of June 30, 2016.
Net cash provided by operating activities was $20.6 million and $9.0 million for the nine months ended June 30, 2016 and 2015, respectively, a net increase of $11.6 million, resulting from an increase in net income of $9.3 million and changes in working capital of $5.5 million, partially offset by a decrease in non-cash items of $3.2 million. The increase in cash provided by changes in working capital of $5.5 million was primarily driven by a $9.0 million reduction in inventory and a $5.2 million increase in accounts payable. This was partially offset by a decrease in cash based on a reduction in accrued liabilities and an increase in accounts receivable. Included in operating cash flows for the nine months ended June 30, 2015 was $0.8 million of net cash outflows related to Etherios. We expect that the disposition of Etherios will have a positive impact on our operating cash flow in future periods.
Net cash used in investing activities was $11.2 million and $5.0 million during the nine months ended June 30, 2016 and 2015, respectively, a net increase of $6.2 million. The increase in cash flows used in investing activities is related to additional purchases of $7.0 million for marketable securities, cash used for the acquisition of Bluenica of $2.9 million and proceeds from an insurance settlement in fiscal 2015 of $1.4 million. This was partially offset by proceeds from the sale of Etherios of $2.8 million, and $2.3 million less capital expenditures during the first nine months of fiscal 2016 compared to the prior year comparable period.
Net cash provided by financing activities was $7.1 million and $4.7 million during the nine months ended June 30, 2016 and 2015, respectively, a net increase of $2.4 million. During the first nine months of fiscal 2016, we received $0.6 million more proceeds from stock option plan and employee stock purchase plan transactions compared to the same period a year ago and there were $1.8 million fewer purchases of common stock.
We generally expect positive cash flows from operations and believe that our current cash, cash equivalents and short-term marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations, possible acquisitions and capital expenditures for the next twelve months and beyond. We estimate an annual savings of approximately $1.4 million as a result of the restructuring activities in fiscal 2016 (see Note 13 to the Condensed Consolidated Financial Statements).
Recently Issued Accounting Pronouncements
For information on new accounting pronouncements, see Note 1 to our Condensed Consolidated Financial Statements.

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
For the nine months ended June 30, 2016 and 2015, we had approximately $54.2 million and $58.7 million, respectively, of revenue from foreign customers including export sales. Of these sales, $17.1 million and $16.9 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
Total revenue was unfavorably impacted by foreign currency translation of $0.1 million and $0.9 million for the three and nine months ended June 30, 2016, respectively, as compared to the same period in the prior fiscal year.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2016	2015	(decrease)
Euro	1.1095	1.1626	(4.6)%
British Pound	1.4634	1.5447	(5.3)%
Japanese Yen	0.0087	0.0085	2.4%
Canadian Dollar	0.7511	NA	NA
A 10% change from the first nine months of fiscal 2016 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 1.1% increase or decrease in revenue and a 2.2% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of fiscal 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2016 - April 30, 2016	4,739	$9.2600	—	$15,000,000.00
May 1, 2016 - May 31, 2016	—	—	—	$15,000,000.00
June 1, 2016 - June 30, 2016	—	—	—	$15,000,000.00
Total	4,739	$9.2600	—	$15,000,000.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

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

DIGI INTERNATIONAL INC.
Date:	August 2, 2016	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

Exhibit Number		Document Description	Form of Filing

2		Stock Purchase Agreement dated as of October 23, 2015	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically