Form 10-K
period 2016-09-30
DIGI INTERNATIONAL INC
filed 2016-12-13
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $240,899,354 based on a closing price of $9.43 per common share as reported on the NASDAQ Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of December 9, 2016: 26,321,953
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

i

PART I.
ITEM 1. BUSINESS
General Background and Product Offerings
Digi International Inc. (“Digi,” “we,” “our,” or “us”) was incorporated in 1985 as a Minnesota corporation. We were reorganized as a Delaware corporation in 1989 in conjunction with our initial public offering. Our common stock is traded on the NASDAQ Global Select Market under the symbol DGII. Our World Headquarters is located at 11001 Bren Road East, Minnetonka, Minnesota 55343. The telephone number at our World Headquarters is (952) 912-3444.
We are a leading global provider of business and mission-critical machine-to-machine (M2M) and Internet of Things (IoT) connectivity products and services. We help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. We create secure, easy to implement embedded solutions and services to help customers build IoT connectivity. We also deploy ready to use, complete box solutions to connect remote machinery. In addition, we manage cloud services, offer professional services and complete IoT solutions. Most recently we formed a cold chain solution that offers automated wireless temperature monitoring as well as employee task management services to restaurants, convenience stores, warehouses and other businesses that have perishable or temperature sensitive goods. Our products and services are used by a wide range of businesses and institutions.
Our present portfolio primarily includes:

•	Wireless and wired hardware products that have been the historical foundation of our business;

•	Services include the following offerings:

◦
Digi Cold Chain Solutions is a wireless end-to-end solution that utilizes sensors, gateways and an easy-to-use software application that enables companies to monitor automatically the temperature of perishable goods effectively and economically. Our Digi Cold Chain Solutions are the result of our acquisition of Bluenica Corporation in October 2015 (see Note 2 to our Consolidated Financial Statements). On November 1, 2016, we acquired Pittsburgh-based FreshTemp, LLC (FreshTemp). This acquisition expands our offerings and customer base in this market space (see Note 19 to our Consolidated Financial Statements). FreshTemp helps organizations track the completion of employee tasks in real time via the use of software applications in which employees log their activities in real-time.

◦
Wireless Design Services provide customers with turn-key wireless networking product design, testing, and certification for a wide range of wireless technology platforms and applications to improve speed to market and reduce risk.

◦
Digi Support Services provides various levels of technical support to customers with programming and implementation challenges related to Digi products. We offer base support up to our highest level of professional support which includes implementation planning, application development, on-site support, installation and customer training. These support services help minimize design risk and ensure optimal performance.

◦
Digi Device Cloud™ and Digi Remote Manager™ - Digi Device Cloud™ (Device Cloud) is a platform as-a-service (PaaS) offering that provides a secure environment for customers to aggregate their interaction with a large number of disparate devices and connect enterprise applications to these devices. This allows for devices to be monitored and controlled remotely and permits customers to collect, interpret and utilize data from many devices to operate their businesses efficiently and with greater ease. Digi Remote Manager™ is a complete, centralized remote device management solution that is housed on the Digi Device Cloud™ and allows customers to meet service level commitments and stay compliant with Payment Card Industry (PCI) standards. Digi Remote Manager™ also allows customers to monitor, diagnose and fix remote devices without sending a technician on site.

In October 2015, we sold our Etherios, Inc. CRM consulting services business (“Etherios”), which focused on integration and configuration of enterprise resource management (ERM) systems, including customer relationship management (CRM) systems. This part of our business principally provided integration and configuration of salesforce.com products. As a result of the sale of Etherios, we have accounted for it as a discontinued operation. Accordingly, amounts in the Consolidated Statement of Operations, the Consolidated Balance Sheets and notes thereto, for all periods affected, have been reclassified to reflect discontinued operations accounting for that business. For more information on this divestiture see Note 3 to the Consolidated Financial Statements.
For more in-depth descriptions of our primary hardware products, please refer to the heading “Listing of Principal Hardware

Products and Services” at the end of Part I, Item 1 of this Form 10-K.
Our hardware product revenue represented 96.6%, 95.9% and 94.4% of our total revenue in fiscal 2016, 2015 and 2014, respectively. Our service revenue represented 3.4%, 4.1% and 5.6% of our total revenue in fiscal 2016, 2015 and 2014, respectively.
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
Industry and Marketplace Conditions
Current Market Conditions
We believe the marketplace for IoT products and services will continue to expand generally. While we realized significant revenue growth in fiscal 2015, our business stagnated in fiscal 2016 primarily because certain significant customers of our cellular and RF products slowed their purchases of our products. While we generally expect the trend of marketplace growth to continue, it is susceptible to downturns in general economic conditions as well as uncertainty or changes in the regulatory environments. These impacts may be more pronounced in certain industries. For instance, the oil and gas marketplace for IoT networking products has been more challenging in recent years because of lower prices for these natural resources. Further, as demonstrated in fiscal 2016, our own ability to grow our core hardware business can be subject to fluctuation. Sales of many of our products are subject to large non-repeatable customer deployments. If we are unable to identify and commence new deployments with equal or greater significance than completed projects, our growth from period to period may be inconsistent. In turn, if we do not replace significant opportunities as they conclude with similar opportunities of scale, our growth from period to period may be inconsistent.
Strategy
Current Status of Our Business
Since appointing Ronald E. Konezny as our Chief Executive Officer in December, 2014, we have focused on:

•	Simplifying our operations;

•	Improving our operating expense model and profitability; and

•	Exploring ways to drive greater revenue growth.
Among other actions we have taken to advance these aims during that time include:

•	We have taken steps to contain our operating expenses and delivered higher levels of profitability despite decreased revenue in fiscal 2016.

•
We focused our business and improved our operating model by selling our Etherios CRM consulting business in October 2015. We acquired Etherios with the expectation that it would drive engagements with companies that utilize the salesforce.com platform and were looking to deploy solutions within their businesses. We were not, however, rewarded in the marketplace as we had hoped. As a result, we disposed of a consulting business that was losing money and not fully tied to our core hardware expertise.

•
We have consolidated and relocated office locations. In the first quarter of fiscal 2016, we moved our Wireless Design Services team from an office in downtown Minneapolis to our World Headquarters in suburban Minnetonka. At first, this move was disruptive for some employees of the Wireless Design Services team and the revenues of the business consequently suffered due to attrition. However, as of the fourth quarter of fiscal 2016 business results have begun to rebound. Additionally, we closed our office location in Dortmund, Germany in the third quarter of fiscal 2016 and moved the corresponding positions to our existing office in Munich, Germany. These moves improved our operating expenses and better positions our employees to drive positive results in our operations through increased collaboration. We also expect to benefit from closer proximity to certain key customers in the Munich area.

•
During fiscal 2016, we continued to reduce the number of hardware product stock keeping units (SKUs) we produce. We expect this effort to simplify our operations will have a significant impact on our ability to manage inventory effectively, improve channel stocking strategies and control costs. At present, SKUs have been reduced from close to 5,000 to approximately 2,700.

•
Our recent acquisitions enhance our opportunity to develop a high-growth hardware enabled service business with significant recurring revenue potential. In October 2015, we acquired Bluenica Corporation, a company focused on automating temperature monitoring of perishable goods in the food industry by using wireless sensors and a web-based application. In November 2016, we also acquired Pittsburgh-based FreshTemp, LLC. See "Acquisitions and Dispositions" below for further discussion. These acquisitions will provide us with an advanced portfolio of products for the cold chain market.

Long Term Strategy
We are focused on creating a high-growth business that leverages our long-term strengths of providing reliable and secure equipment and solutions for the M2M marketplace. We intend to continue to take steps to simplify our operations, improve operating expenses to increase our profit leverage and expand our business in ways that we believe can drive growth. We will continue to seek and evaluate acquisitions that will further enhance Digi Cold Chain Solutions as we believe this marketplace offers a path to a significant base of recurring revenue that can provide both stability and significant growth for us. If opportunities present themselves, we may also seek to acquire hardware or other businesses that we believe can improve our market position in our core IoT hardware business.
Acquisitions and Dispositions
Acquisitions
In October 2015, we acquired Bluenica Corporation, a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met (see Note 2 to our Consolidated Financial Statements).
This Company formed the initial basis for Digi Cold Chain Solutions and was purchased for several reasons. First, it provided us with the opportunity to develop a recurring revenue business that is focused on a large addressable market that has not been penetrated significantly. Restaurants, pharmacies, hospitals and other businesses that maintain significant inventories of perishable goods are an enormous market. These businesses by and large presently rely primarily on employees to log the temperature of these goods periodically using pencil and paper. This is not as cost effective or secure as using wireless communications sensors to provide real time alerts at all times. Second, at present this marketplace primarily is served by smaller companies that lack the infrastructure to provide hardware enabled service to customers in as effective and efficient a manner as we are able to do because of our long-standing history as an IoT hardware provider. Third, we believe customers in this marketplace will not require significant customization or development of existing products before they will commit to purchase the solution. This differs from many of our present customers who often ask us to create a highly customized product that cannot be easily sold to other parties. This potential for repeatable sales of an established product suite appeals to us. Fourth, by protecting valuable goods that impact health and safety, the solution provides a clear return on investment for potential customers whose business and reputation is highly reliant on maintaining inventory that is safe for human consumption.
We have further enhanced Digi Cold Chain Solutions with the November 1, 2016 acquisition of Pittsburgh based FreshTemp, LLC (FreshTemp). FreshTemp offers restaurants, convenience stores and other retailers the ability to monitor the temperature of food products automatically through the use of wireless sensors. The company also enables these businesses to track in real time the completion of operational tasks by their employees that could impact human health and safety - a capability that we believe enhances our product offering.

Disposition
On October 23, 2015, we entered into a stock purchase agreement with West Monroe Partners, LLC, pursuant to which they acquired our Etherios CRM consulting services business. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments (see Note 3 to our Consolidated Financial Statements).
These are the only acquisitions and dispositions we have completed in the past five years. We will continue to evaluate strategic opportunities to acquire businesses as they arise and may seek to divest businesses or assets we no longer consider appropriate to our long-term strategy.
Sales Channels
We sell our products through a global network of distributors, systems integrators and value added resellers (VARs) which accounted for 66.1%, 61.8% and 63.0% of our total revenue in fiscal 2016, 2015 and 2014, respectively. We also complete sales through our own dedicated sales organization to original equipment manufacturers (OEMs) and other customers which accounted for 33.9%, 38.2% and 37.0% of our total revenue in fiscal 2016, 2015 and 2014, respectively.
Distributors
Our larger distributors, based on sales we make to them, include Alcom Electronics BV, Anewtech Systems Pte Ltd., Arrow Electronics, Inc., Astone Technologies, Atlantik Elektronik GmbH, Avnet, Codico GmbH, Digi-Key Corporation, Express Systems & Peripherals, Future Electronics, Ingram Micro, Melchoni S.p.A., Miel, Mouser Electronics, Novotech, Sapply Pty. Ltd., Scansource Corporation, Solid State Supplies, Ltd., Sphinx Computer Vertriebs GmbH, Synnex, Tech Data Corporation and Tokyo Electron Device Ltd.  We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia Pacific and Latin America.
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, partners include: AT&T, Bell Mobility, Ericsson, NXP, Qualcomm, Telit, Rogers, Silicon Laboratories, Sprint, Telus, Verizon and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions.
We have established relationships with equipment vendors in a range of industries such as energy, industrial, retail, transportation, medical, and government that allow the vendors to ship our products and services as component parts of their overall solutions. Our products are used by many of the world’s leading telecommunications companies and Internet service providers, including AT&T Inc., Sprint Corporation and Verizon Communications Inc.
No single customer comprised more than 10% of our consolidated revenue for any of the years ended September 30, 2016, 2015 or 2014.
Competition
We compete primarily in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. In addition, we may compete with other companies to acquire new businesses or technologies and the competition to secure such assets may be intense. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability. While no competitor offers a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. With respect to many of our product and service offerings, we face competition from companies who dedicate more resources and attention to that particular offering than we are able to do given the breadth of our business. As marketplace for IoT connectivity products and solutions continues to grow, we expect to encounter increased competition. Some of these competitors may have access to significantly more financial and technical resources than we possess.

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
Our products are manufactured to our designs with standard and custom components. Most of the components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations in a material way.
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
Research & Development and Intellectual Property Rights
During fiscal years 2016, 2015 and 2014, our research and development expenditures were $31.0 million, $29.9 million and $28.9 million, respectively.
Due to rapidly changing technology in the communications technology industry, we believe a large part of our success depends upon the product and service development skills of our personnel as well as our ability to integrate any acquired technologies with organically developed technologies. While we dedicate significant resources to research and development, many of our competitors are focused on a smaller set of products than us and are likely able to dedicate more resources than us toward the portions of the market in which we compete.
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
Backlog
Backlog as of September 30, 2016 and 2015 was $25.3 million and $27.2 million, respectively. The majority of the backlog at September 30, 2016 is expected to be shipped in fiscal 2017. Backlog as of any particular date is not necessarily indicative of our future sales trends.
Employees
We had 515 employees on September 30, 2016. We consider our relations with our employees to be good.

Geographic Areas and Currency Risks
Our customers are located throughout North America, Europe, Middle East & Africa (EMEA), Asia Pacific and Latin America. We are exposed to foreign currency transaction risk associated with certain sales being denominated in Euros, British Pounds, Japanese Yen and Canadian Dollar and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2016, we had approximately $71.5 million of revenue related to foreign customers including export sales, of which $22.9 million was denominated in foreign currency, predominantly the Euro and British Pound. During fiscal 2015 and 2014, we had approximately $76.2 million and $76.3 million, respectively of revenue to foreign customers including export sales, of which $21.3 million and $23.3 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds.
Financial information about geographic areas appears in Note 5 to our Consolidated Financial Statements in this Form 10-K.
PRINCIPAL HARDWARE PRODUCTS AND SERVICES
Hardware Products
Cellular routers and gateways - Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for remote locations and devices. These products have been certified by the major wireless providers in North America and abroad, including, among others, AT&T®, Verizon Wireless®, Sprint®, Bell Mobility, Rogers and Vodafone. Cellular gateway products enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. All of our cellular products include a unique remote management platform that provides secure management of devices across remote networks and can all use the Device Cloud for remote management. In addition, application connectivity, management and customization are enabled via the Device Cloud platform for many of these products.
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
Embedded - Our Connect, Rabbit®, and ARM-based embedded systems on module, and single board computers are designed and developed with small footprints, low power consumption and software, making them ideal for medical, transportation and industrial device manufacturers. A number of these modules can be connected directly to the Device Cloud or other similar platforms, enabling remote management and remote application connectivity. Also included in our embedded grouping are our chips (or microprocessors) that provides the “brains” and processing power of an intelligent electronic device or communication sub-system. Some of our higher volume customers choose to purchase chips and build their own products. Chips are low cost but require the highest level of development expertise. Chip development is not part of our strategy; instead we use commercial-off-the-shelf technology from companies such as Freescale and Ember for our products.
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

•
USB - Our Universal Serial Bus (USB) solutions include USB-to-serial converters that offer instant I/O expansion for peripheral device connectivity. We also offer USB over IP products that connect USB and serial devices on a wired or wireless LAN, while eliminating the need for locally-attached host PCs. In addition, we also offer multiport USB hubs that offer a simple solution for adding switched USB ports to a PC, server or thin client.

Services
Digi Cold Chain Solutions - Our Digi Cold Chain Solutions is an end-to-end, cost-effective system that uses sensors, gateways and a cloud based application to enable customers such as restaurants, groceries and convenience stores to monitor wirelessly the temperature of food and other perishable goods. Our Digi Cold Chain Solutions was introduced as a result of our acquisition of Bluenica Corporation on October 5, 2015 (see Note 2 to our Consolidated Financial Statements). Our acquisition of FreshTemp, LLC in November 2016 further expands our product suite through the addition of software offerings that help customers track the completion of operating tasks in real-time that may impact health and safety.
Wireless Design Services - Our Wireless Design Services provide customers turn-key wireless networking product designs, testing, and certification for a wide range of wireless technology platforms and applications.
Digi Support Services - Our Digi Support Services provides various levels of technical support to customers with programming and implementation challenges related to Digi products. We offer base support up to our highest level of professional support which includes implementation planning, application development, on-site support, installation and customer training. These support services help minimize design risk and ensure optimal performance.
Digi Device Cloud™ and Digi Remote Manager™ - Our Digi Device Cloud™ is a platform as-a-service (PaaS) offering that provides a secure environment for customers to aggregate their interaction with a large number of disparate devices and connect them to enterprise applications. This allows for devices to be monitored and controlled remotely and allows customers to collect, interpret and utilize data from many devices to operate their businesses more easily and efficiently. The Digi Remote Manager™ is a complete centralized remote device management solution that is housed on the Digi Device Cloud™ and allows customers to meet service level commitments and stay compliant with Payment Card Industry (PCI) standards. Digi Remote Manager™ also allows customers to monitor, diagnose and fix remote devices without sending a technician on site.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, financial position, liquidity, capital resources and common stock.
Risks Relating to Our Business
We face intense competition from established companies that may have significant advantages over us and our products.
The market for our products is intensely competitive. Certain of our competitors and potential competitors have or may develop greater financial, technological, manufacturing, marketing, and personnel resources than us either generally or relative to the product sets they sell in competition to us. Further, there are numerous companies competing with us in various segments of the market for our products, and their products may have advantages over our products in areas such as conformity to existing and emerging industry standards, interoperability with other products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.
Our current and potential competitors have or may develop one or more of the following significant advantages over us in the product areas where they compete with us:

•	tighter focus on an individual product or product category;

•	greater financial, technical and marketing resources;

•	barriers to transition to our products;

•	higher brand recognition across larger geographic regions;

•	more comprehensive functionality;

•	longer-standing cooperative relationships with OEM and end-user customers;

•	superior customer service capacity and quality;

•	longer operating history; and

•	larger customer base.

We cannot provide assurance that we will be able to compete successfully with our current and potential competitors. Such competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Additionally, it is probable that new competitors or new alliances among existing competitors could emerge and rapidly acquire significant market share.
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
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For fiscal 2016, 2015, and 2014, respectively, our research and development expenses were 15.2%, 14.7% and 15.8% of our revenue. If we are unable to develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these new products, applications and services, or if the products, applications and services we develop are not successful, our business could be harmed. Even if we develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
Many of our products, applications and services have been developed through a combination of internally developed technologies and acquired technologies. Our ability to continue to develop new products, applications and services could be partially dependent on finding and acquiring new technologies in the marketplace. Even if we identify new technologies that we believe would be complementary to our internally developed technologies, we may not be successful in obtaining those technologies or we may not be able to acquire the technologies at a price that is acceptable to us.
A substantial portion of our development efforts have been directed toward the development of new products targeted to manufacturers of intelligent, network-enabled devices and other embedded systems in various markets, including markets in which networking solutions for embedded systems have not historically been sold, such as markets for industrial automation equipment and medical equipment.
Our participation in a services and solutions model, using hardware and cloud-based services, presents execution and competitive risks.
We are deploying a services and solutions model. Our Digi Cold Chain offering deploys hardware, software and cloud-based hosting. In other parts of our business we also offer our own internally developed hosted services and cloud-based platform, software applications, and supporting products and services. We are employing significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have impacted our gross margins and profitability adversely in the past and may continue to do so in the future. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. We have and will encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. Whether we are successful in this business model depends on a number of factors, including:

•	our ability to put in place the infrastructure to deploy and evolve our solutions effectively and continuously;

•	the features and functionality of our offerings relative to competing offerings as well as our ability to market effectively;

•	our ability to engage in successful strategic relationships with third parties such as telecommunications carriers, component makers and systems integrators;

•	competing effectively for market share; and

•
deploying complete end-to-end solutions that meet the needs of the marketplace generally as well as the particular requirements of our customers more effectively and efficiently than competitive solutions.

Our ability to sustain and grow our business depends in large part on the success of our channel partner distributors and resellers.
A substantial part of our revenue is generated through sales by channel partner distributors and resellers. Sales through our channel partners accounted for 66.1%, 61.8% and 63.0% of our total revenue in fiscal 2016, 2015 and 2014, respectively. Further, in recent years we have been taking steps to expand our relationship with certain distributors who have global reach, an effort that may increase the percent of our revenue driven through channel partners or our reliance on certain channel partners to drive sales. To the extent our channel partners are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They also may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.
Our gross margins may be subject to decline.
Our gross margins may be subject to decline which could decrease our overall profitability and impact our financial performance adversely.  Many of the hardware products we sell are approaching the end of their product life cycles.  These mature hardware products typically sell at higher gross margins than our other product and service offerings.  In fiscal 2016, sales of mature hardware products represented about 40.9% of our overall revenue. While these products experienced increased sales in fiscal 2016, in general, revenues from the sale of these mature hardware products have been declining for several years at a rate of between 1% and 10%, and we expect this trend to continue.  In addition, ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products.  We also have indicated that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments, a strategy that, if successful, could also put downward pressure on our gross margins. While part of our longer term strategy is to sell software applications and IoT solutions such as Digi Cold Chain which can provide recurring revenues at relatively high gross margin, these types of offerings are at early stages of adoption by customers and their sales growth is not necessarily predictable or assured.  As such, our gross margins may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
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
We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as telecommunications carriers, systems integrators, enterprise application providers, component providers and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests and there is no assurance any strategic relationship will generate enough revenue to offset the significant resources we use to advance the relationship. Parties with whom we establish strategic relationships may also work with companies that compete with us. We also have limited, if any, control as to whether these parties devote adequate resources to promoting, selling, and implementing our products. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain companies with whom we maintain strategic relationships de-emphasizing their dealings with us or becoming potential competitors in the future. We also have limited, if any, control as to other business activities of these parties and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law or otherwise suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.
In some cases we expect the establishment of a strategic relationship with a third party to result in integrations of our products or services with those of other parties. Identifying appropriate parties for these relationships as well as negotiating and documenting business agreements with them requires significant time and resources. We expect these agreements typically to be non-exclusive and not to prohibit the other party from working with our competitors or offering competing services. Once the relationship is established we may also encounter difficulties in combining our products and services in a commercially acceptable manner. We expect this type of dynamic, whereby our ability to realize sales opportunities is dependent on how our products and services interact with those sold by third parties, may become more common as the marketplace in our industry evolves. There can be no guarantee in any particular instance that we will be successful in making our products interact with those of other parties in a commercially acceptable manner and, even if we do, we cannot guaranty the resulting products and services will be marketed or sold effectively via the relationship.
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
As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as Digi Cold Chain Solutions and the Device Cloud, we expect to store, convey and potentially process significant amounts of data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business.  It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security.  Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.  Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security.  Improper disclosure of data or perception that our data security is insufficient could harm our reputation, give rise to legal proceedings, or subject our company to liability under laws that protect data, any of which could result in increased costs and loss of revenue.
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

Digi Cold Chain Solutions is a new business line for us and is subject to the risks faced by a new business.
Digi Cold Chain Solutions was formed through acquisitions of various businesses and represents a new business line for our company. Our management has limited experience in this marketplace. The operation of Digi Cold Chain Solutions will be subject to significant additional risks that are not necessarily related to our legacy products and services. Additional risks that relate to Digi Cold Chain Solutions, include, but are not limited to:

•	We have not traditionally sold products or services to restaurants, pharmacies, hospitals and other similar businesses, which are a focus for Digi Cold Chain Solutions.

•	Digi Cold Chain Solutions offerings are deployed to help assure perishable goods are safely preserved. This presents a risk of loss in the event of a malfunction or failure of our offerings.

•
Although we have retained several key employees with extensive experience in operating companies we have acquired to date, Digi Cold Chain Solutions represents a new line of business in a marketplace that is nascent in its development and has numerous competitors. We cannot provide assurances we will be successful in operating and growing this business.

•
Our ability to succeed with the Digi Cold Chain Solutions offerings will depend in large part on our ability to provide customers with hardware and software products that are easy to deploy and offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this business as the marketplace for products and services evolves to meet the needs and desires of customers.

In light of these risks and uncertainties, we may not be able to establish or maintain Digi Cold Chain Solutions’ market share, integrate it successfully into our other operations or take full advantage of businesses we have acquired or may acquire in the future. There can be no assurance that we will recover our investments in this new business, that we will realize a profit from this new business or that diverting our management’s attention to this new business will not have a material adverse effect on our existing businesses, any of which may have a material adverse effect on our results of operations, financial condition and prospects.
We have identified a material weakness in our internal control over financial reporting. If we are unable to sufficiently mitigate the material weakness or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.
In connection with the preparation of our consolidated financial statements as of and for the year ended September 30, 2016, our management conducted an assessment of the effectiveness of our internal control over financial reporting. In connection with that assessment, we concluded there is a material weakness in our internal control over financial reporting with respect to the design of access control reviews for our financial system and related independent reviews of manual journal entry inputs to the system. The Exchange Act Rule 12b-2 and Rule 1-02(p) of Regulation S-X define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The identified material weakness is further described in Part II, Item 9A of this Form 10-K.
Our remediation efforts with regard to the material weakness are also described in Part II, Item 9A of this Form 10-K. Although we expect to remediate the material weakness by the end of our second fiscal quarter of 2017, we cannot be certain whether or when our remediation initiatives will be successful. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Further, regardless of how well designed, operated and evaluated it may be, any system of internal control over financial reporting can provide only reasonable, not absolute, assurance that its objective will be satisfied. We cannot be certain that, in the future, additional material weaknesses will not exist or otherwise be discovered. If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected by misstatements or restatements of our consolidated financial statements, our business and financial condition could be harmed, investors may lose confidence in our reported financial information and the market price of our securities may decline.
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
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on transactions that are denominated in foreign currencies. Because our financial statements are denominated in U.S. Dollars and approximately 11% of our revenue is denominated in a currency other than U.S. Dollars, such as Euros, British Pounds, Yen and Canadian Dollars, our revenues and earnings may be adversely impacted if the U.S. dollar strengthens significantly against these foreign currencies.
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
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (WEEE) makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive (RoHS) bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union. In the future, China and other countries including the United States may adopt further environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
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
Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or our interpretation of such laws. In addition, we may be subject to the examination of our income tax returns by the Internal Revenue Service and other U.S. and international tax authorities. We regularly assess the potential outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our consolidated operating results and financial condition.

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
Risks Related to Our Common Stock
Unsolicited takeover proposals, governance change proposals, proxy contests and resulting litigation may adversely impact our operations, create uncertainty and affect the market price and volatility of our securities.
We have received an unsolicited takeover proposal and other companies in our industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning our ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and could require us to expend significant time and resources. Such proposals may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, to hire new talent or to complete acquisitions we may desire to make. Similar uncertainty among our customers, suppliers and other business partners could cause them to terminate, or not to renew or enter into, arrangements with us. Certain proposals may result in costly proxy contests or litigation that can disrupt our business operations or result in an adverse effect on our operating results. Management and employee distraction related to any such proposals also may adversely impact our ability to conduct our business optimally and pursue our strategic objectives. Such proposals, or their withdrawal, could create uncertainty among investors and potential investors as to our future direction and affect the market price of our common stock without regard to our operational or financial performance.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal year 2016, the closing price of our common stock on the NASDAQ Global Select Market ranged from $7.88 to $13.00 per share. Our closing sale price on December 9, 2016 was $13.65 per share. Following the announcement of an unsolicited takeover proposal on November 8, 2016, the price of our common stock increased significantly. If this proposal were to be withdrawn, the price of our common stock may move significantly. Further, announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our significant property locations as of September 30, 2016:

Location of Property	Use of Facility	Approximate Square Footage	Ownership or Lease Expiration Date
Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Waltham, MA	Research & development, sales and sales support	4,249	October 2020

Rochester, MN	Engineering services	3,090	September 2017

Lindon, UT	Sales, technical support, research & development and administration	11,986	December 2020

Herndon, VA	Sales, marketing and technical support	2,416	October 2017

Hong Kong, China	Sales, marketing and administration	1,656	April 2016

Beijing, China	Sales, marketing and administration	1,617	October 2019

Shanghai, China	Sales, marketing and administration	1,991	May 2017

Ismaning, Germany	Sales, sales support and administration	6,878	September 2019

Neuilly sur Seine, France	Sales and marketing	2,895	January 2018

Logrono, Spain	Sales, research & development and administration	3,228	November 2018

Tokyo, Japan	Sales	1,371	Perpetual

Singapore	Sales, marketing and administration	3,498	April 2017
In addition to the above locations, we perform sales activities in various other locations in Europe and Canada that are not deemed to be principal locations and are not listed above. In connection with our sale of the Etherios business in October 2015, we no longer maintain operations in Chicago, IL, Dallas, TX or San Francisco, CA.
We have consolidated and relocated office locations due to a fiscal 2016 restructuring (see Note 10 to our Consolidated Financial Statements). We moved our Wireless Design Services team from an office in downtown Minneapolis to our World Headquarters in suburban Minnetonka. Additionally, we closed our office location in Dortmund, Germany and moved the corresponding positions to our existing office in Ismaning just outside of Munich, Germany.

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
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC. On December 9, 2016 there were 129 stockholders of record.
The high and low sale prices for our common stock for each quarter during the years ended September 30, 2016 and 2015, as reported by The NASDAQ Stock Market, were:
Stock Prices

2016	First	Second	Third	Fourth
High	$13.53	$12.23	$11.69	$12.49
Low	$11.14	$7.70	$8.37	$9.79

2015	First	Second	Third	Fourth
High	$9.45	$10.78	$10.69	$12.08
Low	$6.90	$8.23	$8.95	$9.39
Dividend Policy
We have never paid cash dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for periodic stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
Issuer Repurchases of Equity Securities
On April 26, 2016, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This authorization expires on May 1, 2017. Shares repurchased under this program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases, if any, depends upon market conditions and other corporate considerations. As of the date of this filing, no shares were repurchased under this program.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2016 - July 31, 2016	292	$11.32	—	$15,000,000.00
August 1, 2016 - August 31, 2016	—	—	—	$15,000,000.00
September 1, 2016 - September 30, 2016	—	—	—	$15,000,000.00
Total	292	$11.32	—	$15,000,000.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the NASDAQ Stock Market - U.S. Companies on September 30, 2011 to September 30, 2016, the last day of fiscal 2016, with the total cumulative return for the NASDAQ U.S. Benchmark TR Index (the U.S. Benchmark Index) and the NASDAQ Telecommunications Index (the Peer Index) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2011, for our Common Stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

	FY11	FY12	FY13	FY14	FY15	FY16
Digi International Inc.	$100.00	$92.36	$90.82	$68.18	$107.18	$103.64
NASDAQ U.S. Benchmark TR Index	$100.00	$130.13	$158.11	$186.34	$185.02	$213.19
NASDAQ Telecommunications Index	$100.00	$132.98	$135.24	$153.29	$142.36	$179.44

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2016	2015	2014	2013	2012
Revenue	$203,005	$203,847	$183,173	$184,420	$190,558
Gross profit	$99,680	$97,121	$90,377	$95,325	$100,337
Sales and marketing	33,847	37,574	38,751	39,229	39,242
Research and development	30,955	29,949	28,912	29,082	30,767
General and administrative (1)	17,026	18,306	18,244	19,417	18,188
Restructuring charges, net	747	403	81	313	1,259
Operating income	17,105	10,889	4,389	7,284	10,881
Total other (expense) income, net (2)	(415)	2,228	672	695	16
Income before income taxes	16,690	13,117	5,061	7,979	10,897
Income tax provision (3)	3,212	3,684	568	2,330	3,282
Income from continuing operations	13,478	9,433	4,493	5,649	7,615
Income (loss) from discontinued operations, after income taxes	3,230	(2,845)	(2,742)	156	—
Net income	$16,708	$6,588	$1,751	$5,805	$7,615

Basic net income (loss) per common share:
Continuing operations	$0.52	$0.38	$0.18	$0.22	$0.30
Discontinued operations	$0.13	$(0.12)	$(0.11)	$0.01	$—
Net income (4)	$0.65	$0.27	$0.07	$0.22	$0.30
Diluted net income (loss) per common share:
Continuing operations	$0.51	$0.37	$0.17	$0.22	$0.29
Discontinued operations	$0.12	$(0.11)	$(0.11)	$0.01	$—
Net income (4)	$0.64	$0.26	$0.07	$0.22	$0.29

Balance sheet data as of September 30,
Working capital (current assets less current liabilities)	$171,837	$136,996	$125,927	$127,672	$155,035
Total assets	$336,166	$300,360	$290,459	$299,930	$293,403
Stockholders' equity	$300,029	$274,938	$265,298	$274,243	$270,834
Book value per common share (stockholders' equity divided by outstanding shares)	$11.52	$10.98	$10.88	$10.73	$10.45
Number of employees as of September 30	515	515	571	621	643

(1)	Included in general and administrative expense in fiscal 2013 is $1.5 million ($1.0 million after tax) related to the patent infringement lawsuit settlement with U.S. Ethernet Innovations.

(2)
Included in total other (expense) income, net for fiscal 2015 is a $1.4 million gain from the settlement of a property and casualty insurance claim related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer's location in Thailand.

(3)
In fiscal 2016, 2015 and 2014, we recorded net tax benefits of $1.5 million, $0.8 million and $1.5 million, respectively (see Note 11 to our Consolidated Financial Statements). In fiscal 2013 we recorded net tax benefits of $0.8 related to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012 and the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions. In fiscal 2012 we recorded $1.5 million of additional research and development tax credits pertaining to prior fiscal years and reversed tax reserves for closure of various jurisdictions' tax matters and tax rate reductions in certain foreign jurisdictions.

(4)	Earnings per share are calculated by line item and may not add due to the use of rounded amounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K for the fiscal year ended September 30, 2016.
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Words such as “assume,” “believe,” “anticipate,” “intend,” “estimate,” “target,” “may,” “will,” “expect,” “plan,” “project,” “should,” or “continue” or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which the company operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining demand for and prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
PRESENTATION OF NON-GAAP FINANCIAL MEASURES
This report includes Adjusted EBITDA from continuing operations, which is a non-GAAP financial measure. Non-GAAP financial measures are not substitutes for GAAP financial measures, such as net income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP financial measures are not prepared in accordance with, or an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. In addition, non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. Additionally, we understand that Adjusted EBITDA from continuing operations does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We have a single operating and reporting segment. Our revenue consists of hardware product revenue and service revenue. Our hardware product offerings are comprised of our cellular routers and gateways, radio frequency (“RF”), embedded and network products. Our service offerings include Digi Cold Chain Solutions (formed in October 2015 through our acquisition of Bluenica Corporation), wireless design services, Digi Device Cloud (which includes Digi Remote Manager™) and support services.
In October 2015, we sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments (see Note 3 to the Consolidated Financial Statements). As a result of the disposition, we have accounted for the Etherios business as a discontinued operation. On November 1, 2016 we completed the acquisition of FreshTemp, LLC to enhance and expand the capabilities and scale of Digi Cold Chain Solutions (see Note 19 to our Consolidated Financial Statements).
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the fiscal 2016 metrics that we feel are most important in these evaluations:

•
Revenue was $203.0 Million. Our revenue decreased by $0.8 million, or 0.4%, compared to fiscal 2015. This decrease was due to a decrease in service revenue of $1.4 million, offset by an increase in product revenue of $0.6 million.

•
Gross Margin was 49.1%.  Our gross margin increased as a percentage of revenue to 49.1% in fiscal 2016 from 47.6% in fiscal 2015. Hardware product gross margin was 49.9% in fiscal 2016, compared to 48.3% in the prior fiscal year. Service gross margin for fiscal 2016 was 26.7% compared to 33.3% in the prior fiscal year.

•
Income from Continuing Operations was $13.5 Million and Earnings Per Diluted Share from Continuing Operations were $0.51. Our income from continuing operations increased by $4.0 million, or 42.9%, compared to fiscal 2015. Earnings per diluted share from continuing operations were $0.51 in fiscal 2016, compared to $0.37 in fiscal 2015. Our improved gross margin and our focus on managing our operating expenses allowed us to improve our income from continuing operations in fiscal 2016.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization adjusted for gain from insurance recovery (Adjusted EBITDA) from Continuing Operations was $21.0 Million. Our Adjusted EBITDA from continuing operations was $21.0 million, or 10.4% of revenue, in fiscal 2016, compared to $16.9 million, or 8.3% of revenue, in fiscal 2015. Below is a table reconciling income from continuing operations to Adjusted EBITDA from continuing operations (in thousands):

	Year ended September 30,
	2016		2015
		% of total revenue		% of total revenue
Total revenue	$203,005	100.0%	$203,847	100.0%
Income from continuing operations	$13,478	6.6%	$9,433	4.6%
Gain from insurance recovery	—	—	(1,375)	(0.6)
Interest income, net	(254)	(0.1)	(214)	(0.1)
Income tax provision	3,212	1.6	3,684	1.8
Depreciation and amortization	4,584	2.3	5,347	2.6
Adjusted earnings from continuing operations before interest, taxes, depreciation and amortization adjusted for gain from insurance recovery	$21,020	10.4%	$16,875	8.3%

•
Our Balance Sheet was Positively Impacted by Investing and Financing Decisions.  Our current ratio was 8.2 to 1 at September 30, 2016, compared to 6.9 to 1 at September 30, 2015.  Cash and cash equivalents and marketable securities, including long-term marketable securities, increased $31.9 million to $137.7 million at September 30, 2016.

We accomplished a number of key initiatives in fiscal 2016 and also faced significant challenges relative to our business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accomplishments

•
Our total cash and cash equivalents and marketable securities including long-term marketable securities, amounted to $137.7 million at September 30, 2016, an increase of $31.9 million from September 30, 2015.

•
In October 2015, we sold our Etherios CRM consulting business. While we initially acquired Etherios in large part because we believed it would help drive engagements with companies looking to deploy IoT solutions within their businesses, we were not rewarded in the marketplace as we had hoped. In turn, we were operating a business that was not fully tied to our core expertise. The divestiture brought more focus to our core business.

•
During fiscal 2016, we have continued to reduce the number of product stock keeping units (SKUs) we produce, which we believe will have significant implications on our ability to manage inventory effectively, improve channel stocking strategies and control costs.

•
We simplified and scaled our business. We reduced the number of office locations by consolidating our Wireless Design Services team into our World Headquarters and closed our Dortmund, Germany office and relocated to our Munich, Germany office.

•
In October 2015, we acquired Bluenica Corporation, which formed the basis for Digi Cold Chain Solutions. This company is focused on temperature monitoring of perishable goods in the food industry by using wireless sensors and is monitored through our gateway to our application. The acquisition leverages our existing strength as a provider of IoT hardware and related software while providing us with a recurring revenue stream.

•	We achieved adjusted EBITDA from continuing operations of 10.4% for fiscal 2016.

•
Our network products posted better than expected results increasing by 11.5% in fiscal 2016 compared to fiscal 2015. Generally, however, demand for these products has been declining for several years and we expect revenues for these products will continue to decline in the future.

Challenges

•
Our cellular products and gateways experienced a revenue decline of 17.5% in fiscal 2016 as compared to fiscal 2015. The decline is primarily due to the loss of large strategic accounts and a delay in certain product introductions.

•
Our service revenue declined 17.3% during fiscal 2016 vs. fiscal 2015, primarily due to our wireless design services as we struggled to generate sufficient demand while we transitioned this business both from a physical location and senior leadership perspective. Historically, revenue from our wireless design services has fluctuated from quarter to quarter and we expect that trend to continue.

•
In June 2016, the United Kingdom’s (U.K.) held a referendum in which voters approved an exit from the European Union (E.U.) widely referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the British pound. Brexit could cause disruptions to and create uncertainty surrounding our business, including continued increased volatility in exchange rates, as the future terms of the U.K.’s relationship with the E.U. are determined.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our Consolidated Statements of Operations, expressed in dollars and as a percentage of revenue and as a percentage of change from year-to-year for the years indicated.

	Year ended September 30,						% Increase (decrease)
($ in thousands)	2016		2015		2014		2016 compared to 2015	2015 compared to 2014
Revenue:
Hardware product	$196,101	96.6%	$195,497	95.9%	$172,846	94.4%	0.3%	13.1%
Service	6,904	3.4	8,350	4.1	10,327	5.6	(17.3)	(19.1)
Total revenue	203,005	100.0	203,847	100.0	183,173	100.0	(0.4)	11.3
Cost of sales:
Cost of hardware product	98,265	48.4	101,155	49.6	85,737	46.8	(2.9)	18.0
Cost of service	5,060	2.5	5,571	2.8	7,059	3.9	(9.2)	(21.1)
Total cost of sales	103,325	50.9	106,726	52.4	92,796	50.7	(3.2)	15.0
Gross profit	99,680	49.1	97,121	47.6	90,377	49.3	2.6	7.5
Operating expenses:
Sales and marketing	33,847	16.7	37,574	18.4	38,751	21.1	(9.9)	(3.0)
Research and development	30,955	15.2	29,949	14.7	28,912	15.8	3.4	3.6
General and administrative	17,026	8.4	18,306	9.0	18,244	10.0	(7.0)	0.3
Restructuring charges, net	747	0.4	403	0.2	81	—	85.4	397.5
Total operating expenses	82,575	40.7	86,232	42.3	85,988	46.9	(4.2)	0.3
Operating income	17,105	8.4	10,889	5.3	4,389	2.4	57.1	148.1
Other (expense) income, net	(415)	(0.2)	2,228	1.1	672	0.4	(118.6)	231.5
Income from continuing operations, before income taxes	16,690	8.2	13,117	6.4	5,061	2.8	27.2	159.2
Income tax provision	3,212	1.6	3,684	1.8	568	0.3	(12.8)	548.6
Income from continuing operations	13,478	6.6	9,433	4.6	4,493	2.5	42.9	109.9
Income (loss) from discontinued operations, after income taxes	3,230	1.6	(2,845)	(1.4)	(2,742)	(1.5)	213.5	(3.8)
Net income	$16,708	8.2%	$6,588	3.2%	$1,751	1.0%	153.6%	276.2%
REVENUE
Overview
Total revenue was $203.0 million in fiscal 2016 compared to $203.8 million in fiscal 2015, a decrease of $0.8 million or 0.4%. Service revenue decreased $1.4 million, or 17.3%, partially offset by an increase in product revenue of $0.6 million, or 0.3%. Total revenue was $203.8 million in fiscal 2015 compared to $183.2 million in fiscal 2014, an increase of $20.6 million or 11.3%. Product revenue increased by $22.7 million, or 13.1%, partially offset by a decrease in service revenue of $2.0 million, or 19.1%. We did not experience a material change in revenue due to pricing during fiscal 2016, 2015 or 2014.
Foreign currency rates compared to the prior year's rates had an unfavorable impact on revenue of $1.1 million and $3.4 million for fiscal 2016 and 2015, respectively, and a favorable impact on revenue of $0.8 million in fiscal 2014.
Hardware Products
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following summarizes our product revenue by product categories:

	Product Revenue			% of Product Revenue
($ in millions)	2016	2015	2014	2016	2015	2014
Cellular routers and gateways	$48.4	$58.7	$39.2	24.7%	30.0%	22.7%
RF	33.9	34.4	29.1	17.3%	17.6%	16.8%
Embedded	56.5	51.0	49.6	28.8%	26.1%	28.7%
Network	57.3	51.4	54.9	29.2%	26.3%	31.8%
Total product revenue	$196.1	$195.5	$172.8	100.0%	100.0%	100.0%
2016 Compared to 2015
Cellular routers and gateways product revenue decreased $10.3 million, or 17.5%, in fiscal 2016 as compared to fiscal 2015. This decrease primarily was due to lower purchases by significant customers, across all regions. In addition, there were delays of certain product introductions. Cellular router and gateway revenue is substantially driven by large awards-based customer projects and is subject to revenue fluctuations from quarter to quarter, based on when the awarded projects are deployed.
RF product revenue decreased $0.5 million in fiscal 2016 as compared to the prior fiscal year due to slower sales to energy-related customers.
Embedded product revenue increased $5.5 million, or 10.6%, in fiscal 2016 as compared to fiscal 2015 as significant customers have begun moving new initiatives to production in the North America and EMEA regions.
Network product revenue increased $5.9 million, or 11.5%, in fiscal 2016 as compared to fiscal 2015 primarily related to large terminal server sales to significant customers. Most of our network products are in the mature phase of their product life cycle. We expect that revenue from these products will generally decrease in the future.
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
Embedded product revenue increased by $1.4 million, or 2.8%, in fiscal 2015 as compared to fiscal 2014 primarily related to our embedded modules and chips, partially offset by a decrease in the sales of Rabbit® modules, which are in the mature portion of their product life cycle.
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
Service
2016 Compared to 2015
Service revenue for fiscal 2016 was $6.9 million compared to $8.3 in the prior fiscal year, a decrease of $1.4 million, or 17.3%. The decrease was primarily due to a $1.5 million decline in revenue for our wireless design services as we struggled to generate sufficient demand while we were transitioning this business to our World Headquarters location as well as identifying new senior leadership. Revenue from the Digi Device Cloud™ platform and support services decreased by $0.6 million. We received incremental revenue from Digi Cold Chain Solutions of $0.7 million which was acquired during the first quarter of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

fiscal 2016. We expect that revenue from Digi Cold Chain Solutions will continue to increase as we focus on expanding this business, which includes a component of recurring revenue.
2015 Compared to 2014
Our service offerings in fiscal 2015 included wireless design services, revenue generated from the Digi Device Cloud™ platform and our support services. The significant majority of our service revenue was generated from wireless design services.
Service revenue for fiscal 2015 was $8.3 million compared to $10.3 million in the prior fiscal year, a decrease of $2.0 million, or 19.1%. The decrease was primarily due to a decline in revenue from our wireless design services.
Revenue by Geographic Location
Our revenue by geographic location of our customers was as follows:

	Revenue			% of Revenue
($ in millions)	2016	2015	2014	2016	2015	2014
North America, primarily United States	$131.5	$127.6	$106.9	64.8%	62.6%	58.4%
Europe, Middle East & Africa	44.9	47.5	47.7	22.1%	23.3%	26.0%
Asia	20.4	22.9	22.8	10.0%	11.2%	12.4%
Latin America	6.2	5.8	5.8	3.1%	2.9%	3.2%
Total revenue	$203.0	$203.8	$183.2	100.0%	100.0%	100.0%
2016 Compared to 2015
North America revenue in fiscal 2016 increased $3.9 million, or 3.0%, compared to fiscal 2015. This was primarily due to a $5.3 million increase in product revenue mostly related to higher sales of network and embedded products. This was partially offset by a decrease in cellular gateway products and a decrease in service revenue mostly related to wireless design services.
EMEA revenue decreased $2.6 million, or 5.5%, in fiscal 2016 from fiscal 2015. The British Pound and Euro weakened compared to the U.S. Dollar during fiscal 2016, which contributed to the decrease in revenue. In addition revenue decreased for cellular-related and RF products, partially offset by an increase in revenue from embedded products compared to the same periods in the prior year.
Revenue in Asian countries decreased by $2.5 million, or 11.0%, in fiscal 2016 compared to fiscal 2015 mostly related to decreased volume of network products.
Latin America revenue increased by $0.4 million, or 6.9%, in fiscal 2016 from fiscal 2015, primarily due to increased RF product sales in fiscal 2016.
2015 Compared to 2014
North America revenue in fiscal 2015 increased $20.7 million, or 19.4%, compared to fiscal 2014, as certain customers made large purchases of our cellular products. There was also an increase in revenue from our RF and embedded modules and serial servers, partially offset by a decline of $2.0 million in service revenue.
EMEA revenue decreased $0.2 million, or 0.4%, in fiscal 2015 as compared to fiscal 2014. The decrease primarily was due to fluctuations of foreign currency rates, which had an unfavorable impact on total revenue of $3.2 million for fiscal 2015 as compared to fiscal 2014 due to the weakening of the Euro and British Pound compared to the U.S. Dollar. This was mostly offset by increased revenue from cellular products and embedded products compared to the prior fiscal year.
Asian countries revenue increased $0.1 million, or 0.6%, in fiscal 2015 as compared to fiscal 2014.
Latin America revenue remained flat in fiscal 2015 as compared to fiscal 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue by Distribution Channel
The following table presents our revenue by distribution channel:

	Revenue			% of Revenue
($ in millions)	2016	2015	2014	2016	2015	2014
Direct/OEM channel	$68.8	$77.9	$67.7	33.9%	38.2%	37.0%
Distributors channel	134.2	125.9	115.5	66.1%	61.8%	63.0%
Total revenue	$203.0	$203.8	$183.2	100.0%	100.0%	100.0%
2016 Compared to 2015
Revenue in fiscal 2016 in our Direct/OEM channel decreased by $9.1 million, or 11.7%, compared to the prior fiscal year primarily resulting from lower sales of cellular and RF products and from our service offerings. During fiscal 2016, revenue from our distributors increased by $8.3 million, or 6.6%, compared to fiscal 2015, as we continued to advance our efforts to expand our relationships with certain distributors that have global scale in fiscal 2016.
2015 Compared to 2014
During fiscal 2015, revenue in our Direct/OEM channel increased $10.2 million, or 15.1%, compared to revenue in fiscal 2014 due to large sales to certain customers. Revenue in fiscal 2015 for our distributors increased by $10.4 million, or 9.0%, compared to revenue in fiscal 2014. We have been taking steps to expand our relationship with certain distributors who have a global reach.
GROSS PROFIT
2016 Compared to 2015
Gross profit was $99.7 million and $97.1 million in fiscal 2016 and 2015, respectively, an increase of $2.6 million, or 2.6%. The gross margin for fiscal 2016 was 49.1% compared to 47.6% in fiscal 2015.
Hardware product gross profit was $97.8 million and $94.3 million in fiscal 2016 and 2015, respectively, an increase of $3.5 million, or 3.7%. The hardware product gross margin for fiscal 2016 was 49.9% compared to 48.3% in fiscal 2015. The increase was driven primarily by strong revenue performance in our network category which traditionally has higher margin products. In addition, we realized manufacturing cost reductions across many of our product lines in fiscal 2016.
Service gross profit was $1.8 million and $2.8 million in fiscal 2016 and 2015, respectively, a decrease of $0.9 million, or 33.6%. The service gross margin for fiscal 2016 was 26.7% compared to 33.3% in fiscal 2015. This primarily was a result of amortization costs for purchased and core technology associated with our Cold Chain Solutions acquisition in the first quarter of fiscal 2016 and lower revenue from wireless design services. We expect our service gross margin to vary from quarter to quarter for the foreseeable future as our wireless product design and development services margins are dependent on the utilization rates of our personnel.
2015 Compared to 2014
Gross profit was $97.1 million and $90.4 million in fiscal 2015 and 2014, respectively, an increase of $6.7 million, or 7.5%. The gross margin for fiscal 2015 was 47.6% compared to 49.3% in fiscal 2014.
Hardware product gross profit was $94.3 million and $87.1 million in fiscal 2015 and 2014, respectively, an increase of $7.2 million, or 8.3%. The hardware product gross margin for fiscal 2015 was 48.3% compared to 50.4% in fiscal 2014. The decrease in gross margin primarily was due to the mix of our hardware products since we sold proportionately more growth hardware products in fiscal 2015 that generally have a lower gross margin compared to mature hardware products. In the future we expect to focus more on securing larger and longer-term opportunities that may impact our gross margins negatively. Additionally, for fiscal 2015, we incurred additional manufacturing expenses to recover from the impact of the Thailand fire that also reduced gross margin.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Service gross profit was $2.8 million and $3.3 million in fiscal 2015 and 2014, respectively, a decrease of $0.5 million, or 15.0%. The service gross margin for fiscal 2015 was 33.3% compared to 31.6% in fiscal 2014. The increase in gross margin is a direct result of improved utilization of consulting labor in connection with our restructuring (see Note 10 to our Consolidated Financial Statements).
OPERATING EXPENSES
2016 Compared to 2015
Operating expenses were $82.6 million in fiscal 2016, a decrease of $3.6 million, or 4.2%, compared to $86.2 million in fiscal 2015. Below is a summary of our operating expenses by function:
Sales and marketing expenses were $33.8 million and $37.6 million in fiscal 2016 and 2015, respectively, a decrease of $3.8 million or 9.9%. This decrease was due primarily to decreased compensation and employee-related expenses of $3.0 million as a result of reduced headcount. Travel and entertainment expenses also decreased by $0.3 million.
Research and development expenses were $30.9 million and $29.9 million in fiscal 2016 and 2015, respectively, an increase of $1.0 million or 3.4%. Compensation and employee-related expenses increased by $1.5 million as a result of underutilization of billable research and development resources as well as increased contract labor costs. Outside services for testing and certifications increased by $0.3 million. This was partially offset by decreases of $0.8 million in travel and entertainment, occupancy and other miscellaneous research and development costs.
General and administrative expenses were $17.0 million and $18.3 million in fiscal 2016 and 2015, respectively, a decrease of $1.3 million or 7.0%. The decrease is primarily related to compensation-related expenses of $0.7 million, as fiscal 2015 included Chief Financial Officer transition expenses. In addition there was a decrease in expenses of $0.7 million as we reduced the fair value of the contingent consideration associated with our acquisition of Bluenica (see Note 2 to our Consolidated Financial Statements).
Restructuring expenses were $0.7 million in fiscal 2016 and $0.4 million in fiscal 2015. For further information on restructurings, see Note 10 to our Consolidated Financial Statements.
2015 Compared to 2014
Operating expenses were $86.2 million in fiscal 2015, an increase of $0.2 million, or 0.3%, compared to $86.0 million in fiscal 2014. Below is a summary of our operating expenses by function:
Sales and marketing expenses were $37.6 million and $38.8 million in fiscal 2015 and 2014, respectively, a decrease of $1.2 million or 3.0%. The decrease was primarily due to a reduction in travel expenses of $0.6 million and $1.0 million of facility, outside services and other sales and marketing expenses. This was partially offset by an increase in compensation-related expenses of $0.4 million.
Research and development expenses were $29.9 million and $28.9 million in fiscal 2015 and 2014, respectively, an increase of $1.0 million or 3.6%. Compensation and employee-related expenses increased by $2.0 million primarily due to underutilization of billable research and development and using those employees for completing internal products. In addition, incentive compensation expenses increased due to improved company performance in fiscal 2015. This was partially offset by a decrease of $1.0 million in other miscellaneous research and development costs and professional services.
General and administrative expenses were $18.3 million and $18.2 million in fiscal 2015 and 2014, respectively, an increase of $0.1 million or 0.3%. This was primarily due to an increase in professional fees of $0.5 million and compensation and employee-related expenses of $1.3 million mostly related to increased incentive compensation expenses due to improved company performance in fiscal 2015. In addition, we realized a net decrease of $0.7 million in expenses due to CEO transition expenses incurred in fiscal 2014 which were only partially offset by CFO transition expenses in fiscal 2015. General and administrative expenses also decreased $1.0 million in fiscal 2015 compared to the prior fiscal year due to occupancy expenses, miscellaneous general and administrative expenses, depreciation and amortization as certain intangibles were fully amortized.
Restructuring expenses were $0.4 million and $0.1 million in fiscal 2015 and fiscal 2014, respectively, an increase of $0.3 million. For further information on restructuring, see Note 10 to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (EXPENSE) INCOME, NET
2016 Compared to 2015
Total other (expense) income, net was comprised of other expense, net of $0.4 million in fiscal 2016 compared to other income, net of $2.2 million in fiscal 2015. In fiscal 2016, we recorded $0.7 million of foreign currency net transaction losses compared to fiscal 2015 in which we recorded $0.6 million of foreign currency net transaction gains and a $1.4 million of gain from the settlement of a property and casualty insurance claim related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer's location. Our interest income on marketable securities and cash and cash equivalents increased from fiscal 2015 to fiscal 2016 as our average investment balance increased from $74.0 million in fiscal 2015 to $102.3 million in fiscal 2016. We earned an average interest rate of 0.4% and 0.3% in fiscal 2016 and 2015, respectively.
2015 Compared to 2014
We recorded other income, net of $2.2 million in fiscal 2015 compared to $0.7 million in fiscal 2014. In fiscal 2015, we recorded $1.4 million of gain from the settlement of a property and casualty insurance claim related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer's location. We also recorded $0.6 million of foreign currency net transaction gains in fiscal 2015 as compared to $0.4 million of foreign currency net transaction gains in fiscal 2014. Our interest income remained mostly the same. Our average investment balance was $74.0 million in fiscal 2015 and $74.1 million in fiscal 2014. We earned an average interest rate of 0.3% in both fiscal 2015 and fiscal 2014.
INCOME TAXES
Our effective income tax rates were 19.2%, 28.1% and 11.2% for fiscal years 2016, 2015 and 2014, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits (see Note 11 to our Consolidated Financial Statements).
During fiscal 2016, we recorded net tax benefits of $1.5 million, primarily from the reinstatement of the federal research and development tax credit for calendar year 2015 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. In addition, we filed amended income tax returns resulting in an additional domestic refund related to qualified manufacturing activities.
During fiscal 2015, we recorded net tax benefits of $0.8 million, resulting from the reinstatement of the research and development tax credit for calendar year 2014, reversal of tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions and reversal of tax reserves due to the resolution of tax audits.
During fiscal 2014, we recorded net tax benefits of $1.5 million related to the re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit of fiscal 2012, the reassessment of state research and development tax credits and the release of income tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions.
INFLATION
Management believes that during fiscal years 2016, 2015 and 2014, inflation has not had a material effect on our consolidated statement of operations or financial position.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We held cash, cash equivalents and short-term marketable securities of $134.1 million, $92.2 million and $80.4 million at September 30, 2016, 2015 and 2014, respectively. Our working capital was $171.8 million, $137.0 million and $125.9 million at September 30, 2016, 2015 and 2014, respectively. The increase of cash, cash equivalents and short-term marketable securities and working capital during fiscal 2016 was attributable primarily to increased net income and less investment in non-current marketable securities than in fiscal 2015. As a result of adopting ASU 2015-17 prospectively in the first quarter of fiscal 2016, all deferred tax assets and liabilities are classified on a jurisdictional basis as non-current in our condensed consolidated balance sheets, which is a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder was classified as non-current.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In November 2016, we spent $1.7 million on the acquisition of FreshTemp, LLC (see Note 19 to the Consolidated Financial Statements).
Consolidated Statements of Cash Flows Highlights:

	Year ended September 30,
($ in thousands)	2016	2015	2014
Operating activities	$27,089	$14,074	$1,809
Investing activities	(3,780)	(19,454)	16,579
Financing activities	7,749	5,145	(10,960)
Effect of exchange rate changes on cash and cash equivalents	(349)	(2,237)	(1,258)
Net increase (decrease) in cash and cash equivalents	$30,709	$(2,472)	$6,170
2016 Compared to 2015
Net cash provided by operating activities was $27.1 million during fiscal 2016 compared to $14.1 million during fiscal 2015, a net increase of $13.0 million. This net increase is due to an increase of $8.4 million in net income adjusted for non-cash items and a net increase in cash flows resulting from operating assets and liabilities of $4.6 million. The increase in cash flows related to changes in operating assets and liabilities was primarily due to an increase $5.9 million resulting from a reduction in inventory, an increase in accounts payable of $5.4 million, and an increase of $1.0 million resulting from a reduction of accounts receivable, prepaids and other assets. This was partially offset by a reduction of accrued liabilities of $5.7 million and a reduction of $2.0 million of taxes payable.
Net cash used by investing activities was $3.8 million in fiscal 2016 compared to $19.5 million in fiscal 2015, a net decrease of $15.7 million. We purchased $15.3 million fewer marketable securities in fiscal 2016 as compared to fiscal 2015. We received $2.8 million in proceeds from the sale of Etherios, net of cash acquired, in fiscal 2016 and spent $1.8 million less for capital expenditures in fiscal 2016 compared to fiscal 2015. This was partially offset by cash used for the acquisition of Bluenica of $2.9 million and proceeds from an insurance settlement in fiscal 2015 of $1.4 million.
Net cash provided by financing activities was $7.7 million in fiscal 2016 compared to $5.1 million in fiscal 2015, an increase of $2.6 million. We repurchased $1.8 million less of our common stock in fiscal 2016 compared to fiscal 2015, and received $0.8 million of additional proceeds related to exercises of stock options and employee stock purchase plan transactions.
2015 Compared to 2014
Net cash provided by operating activities was $14.1 million during fiscal 2015 compared to $1.8 million in fiscal 2014, a net increase of $12.3 million. This net increase was primarily due to an increase of $7.6 million of net income adjusted for non-cash items and a net increase in cash flows resulting from changes in operating assets and liabilities of $4.6 million. The net increase in cash flows resulting from changes in operating assets and liabilities of $4.6 million was primarily due to a $4.8 million increase in accrued liabilities resulting from larger incentive compensation accruals on improved company performance in fiscal 2015. We also had an increase in cash flows as we spent $4.0 million less on inventory in fiscal 2015 compared to fiscal 2014. In addition, we had a $0.9 million increase in cash flows as our accounts receivable increased by a smaller amount in fiscal 2015 compared to fiscal 2014. This was partially offset by a $4.7 million decrease in cash flows related to accounts payable and a $0.4 million decrease related to income taxes payable.
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
At September 30, 2016, our total cash and cash equivalents and marketable securities balance, including long-term marketable securities was $137.7 million. Approximately $28.4 million of cash and cash equivalents was being held by our controlled foreign subsidiaries at September 30, 2016. At September 30, 2016, we had $31.5 million of accumulated undistributed foreign earnings that are indefinitely reinvested in non-U.S. subsidiaries, resulting in slightly more than half of our cash and cash equivalents being held by non-U.S. subsidiaries. Although we have no current need or intention to repatriate historical earnings in the form of cash in the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be up to $0.6 million.
The following summarizes our contractual obligations at September 30, 2016:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$3,922	$1,706	$1,758	$458	$—
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $1.9 million as of September 30, 2016. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities.
The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
FOREIGN CURRENCY
We are exposed to foreign currency transaction risk associated with certain sales being denominated in Euros, British Pounds, Japanese Yen and Canadian Dollar and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2016, we had approximately $71.5 million of revenue related to foreign customers including export sales, of which $22.9 million was denominated in foreign currency, predominantly the Euro and British Pound. During fiscal 2015 and 2014, we had approximately $76.2 million and $76.3 million, respectively of revenue to foreign customers including export sales, of which $21.3 million and $23.3 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect a significant portion of sales will continue to be made in Euros and British Pounds.
In June 2016, the U.K. held a referendum in which voters approved Brexit. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the British pound. Brexit could cause disruptions to and create uncertainty surrounding our business, including continued increased volatility in exchange rates, as the future terms of the U.K.’s relationship with the E.U. are determined.
RECENT ACCOUNTING DEVELOPMENTS
For information on new accounting pronouncement, see Note 1 to our Consolidated Financial Statements.
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
REVENUE RECOGNITION
Our revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and Direct/OEM customers. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $2.0 million at September 30, 2016 and $1.8 million at September 30, 2015.
Revenue recognized for service revenue as a percentage of total revenue represented 3.4%, 4.1% and 5.6% in fiscal 2016, 2015 and 2014, respectively. Our service revenue is derived primarily from our wireless design services and our Digi Cold Chain Solutions. We also have some service revenue that is derived from our Digi Device Cloud™, which is a platform-as-a-service (PaaS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information.  In addition, we have small amounts of revenue from our support services. We recognize service revenue from our wireless design services, Digi Cold Chain Solutions and Device Cloud based upon performance, including final product delivery and customer acceptance.  In addition, we recognize small amounts of revenue from support services which is recognized over the life of the contract, and training as the services are performed.
MARKETABLE SECURITIES
We regularly monitor and evaluate the realizable value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider several factors. These factors include: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of these securities has occurred and is other-than-temporary, we would record a charge to other (expense) income.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.2 million at September 30, 2016 and $0.3 million at September 30, 2015.

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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  In a business combination, goodwill is capitalized at the acquisition date. It is measured at fair value, which is the excess of the acquisition price for shares in a company over the acquired net assets. The net assets include the fair values of the acquired identifiable assets less the assumed liabilities and contingent liabilities.
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.  At June 30, 2016, our market capitalization was $278.6 million compared to our carrying value of $294.9 million. Our market capitalization plus our estimated control premium of 35% resulted in a fair value in excess of our carrying value by a margin of 27%. As a result, no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. The control premium used in our annual goodwill assessment at June 30, 2016 was based on a control premium study as of June 2014, resulting in a range of control premium of 30% to 40%. We reviewed the data and concluded that a 35% control premium best represented the amount an investor would likely pay, over and above market capitalization, in order to obtain a controlling interest given the economic conditions at that time.
During the third quarter of fiscal 2016, we reviewed recent control premium data for transactions that occurred during fiscal 2016 in the industries most comparable to our business (see Footnote 1 to our Consolidated Financial Statements). The data indicated that our current 35% control premium continues to be indicative of the amount that an investor would pay to obtain a controlling interest based on current macroeconomic and industry data.
During the fourth quarter of fiscal 2016, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2016. We concluded that no additional goodwill impairment assessment was required. We continue to monitor our stock price on a daily basis. If the stock price remained below certain thresholds for a significant period of time, we would complete an interim impairment assessment. We also monitor other events or circumstances that could have a significant impact on our operations. If one of these events or circumstances were to occur, we would evaluate whether an interim goodwill impairment assessment should be completed.
CONTINGENT CONSIDERATION
We measure our contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 320 “Investments - Debt and Equity Securities”. We used a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is remeasured with the change in fair value recognized in general and administrative expense and interest expense in our Condensed Consolidated Statements of Operations. Amounts, if any, paid to the seller in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the seller not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities. At September 30, 2016, the fair value of our contingent consideration was $10.0 million. There was no contingent consideration at September 30, 2015.
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
We have unrecognized tax benefits of $1.7 million at September 30, 2016. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately $0.7 million over the next 12 months due to the expiration of various statutes of limitations. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is $1.6 million.  We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $1.0 million at both September 30, 2016 and 2015.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge against interest rate risk.
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales being denominated in Euros, British Pounds, Japanese Yen or Canadian Dollar and foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar:

	Fiscal year ended September 30,		% increase
	2016	2015	(decrease)
Euro	1.1112	1.1499	(3.4)%
British Pound	1.4261	1.5462	(7.8)%
Japanese Yen	0.0090	0.0084	7.1%
Canadian Dollar	0.7552	NA	NA
A 10.0% change from the 2016 average exchange rate for the Euro, British Pound, Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 2.3% increase or decrease in fiscal 2016 annual revenue and a 2.3% increase or decrease in stockholders' equity at September 30, 2016. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rate.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Digi International Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to inadequate segregation of duties for an individual who had access to create and post journal entries at a material subsidiary of the Company existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits which were integrated audits in 2016 and 2015. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
December 13, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended September 30,
	2016	2015	2014
	(in thousands, except per common share data)
Revenue:
Hardware product	$196,101	$195,497	$172,846
Service	6,904	8,350	10,327
Total revenue	203,005	203,847	183,173
Cost of sales:
Cost of hardware product	98,265	101,155	85,737
Cost of service	5,060	5,571	7,059
Total cost of sales	103,325	106,726	92,796
Gross profit	99,680	97,121	90,377
Operating expenses:
Sales and marketing	33,847	37,574	38,751
Research and development	30,955	29,949	28,912
General and administrative	17,026	18,306	18,244
Restructuring charges, net	747	403	81
Total operating expenses	82,575	86,232	85,988
Operating income	17,105	10,889	4,389
Other (expense) income, net:
Interest income	545	218	176
Interest expense	(291)	(4)	(5)
Other (expense) income, net	(669)	2,014	501
Total other (expense) income, net	(415)	2,228	672
Income from continuing operations, before income taxes	16,690	13,117	5,061
Income tax provision	3,212	3,684	568
Income from continuing operations	13,478	9,433	4,493
Income (loss) from discontinued operations, after income taxes	3,230	(2,845)	(2,742)
Net income	$16,708	$6,588	$1,751

Basic net income (loss) per common share:
Continuing operations	$0.52	$0.38	$0.18
Discontinued operations	$0.13	$(0.12)	$(0.11)
Net income (1)	$0.65	$0.27	$0.07
Diluted net income (loss) per common share:
Continuing operations	$0.51	$0.37	$0.17
Discontinued operations	$0.12	$(0.11)	$(0.11)
Net income (1)	$0.64	$0.26	$0.07
Weighted average common shares:
Basic	25,760	24,645	25,345
Diluted	26,311	25,227	25,730
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal years ended September 30,
	2016	2015	2014
	(in thousands)
Net income	$16,708	$6,588	$1,751
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,107)	(4,323)	(2,713)
Change in net unrealized gain (loss) on investments	53	(21)	43
Less income tax (provision) benefit	(20)	7	(17)
Reclassification of realized (gain) loss on investments included in net income (1)	(7)	1	—
Less income tax benefit (2)	3	—	—
Other comprehensive loss, net of tax	(2,078)	(4,336)	(2,687)
Comprehensive income (loss)	$14,630	$2,252	$(936)

(1)	Recorded in Other (expense) income, net in our Consolidated Statements of Operations.

(2)	Recorded in Income tax provision in our Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2016	2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$75,727	$45,018
Marketable securities	58,382	47,191
Accounts receivable, net	28,685	27,788
Inventories	26,276	31,877
Deferred tax assets	—	3,252
Receivable from sale of business	2,997	—
Other	3,578	3,435
Current assets of discontinued operations	—	1,624
Total current assets	195,645	160,185
Marketable securities, long-term	3,541	13,626
Property, equipment and improvements, net	14,041	14,339
Identifiable intangible assets, net	4,041	2,648
Goodwill	109,448	100,183
Deferred tax assets	7,295	6,255
Receivable from sale of business	1,959	—
Other	196	250
Non-current assets of discontinued operations	—	2,874
Total assets	$336,166	$300,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,569	$6,673
Income taxes payable	167	828
Accrued compensation	10,787	10,156
Accrued warranty	1,033	1,014
Contingent consideration on acquired business	513	—
Other	2,739	3,037
Current liabilities of discontinued operations	—	1,481
Total current liabilities	23,808	23,189
Income taxes payable	1,490	1,546
Deferred tax liabilities	616	135
Contingent consideration on acquired business	9,447	—
Other non-current liabilities	776	457
Non-current liabilities of discontinued operations	—	95
Total liabilities	36,137	25,422
Commitments and Contingencies (see Notes 16 & 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,471,175 and 31,534,198 shares issued	325	315
Additional paid-in capital	237,492	227,367
Retained earnings	141,112	124,404
Accumulated other comprehensive loss	(24,691)	(22,613)
Treasury stock, at cost, 6,430,797 and 6,487,248 shares	(54,209)	(54,535)
Total stockholders’ equity	300,029	274,938
Total liabilities and stockholders’ equity	$336,166	$300,360
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended September 30,
	2016	2015	2014
Operating activities:	(in thousands)
Net income	$16,708	$6,588	$1,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,742	2,949	3,557
Amortization of identifiable intangible assets	1,872	2,910	3,589
Stock-based compensation	3,654	4,301	4,330
Excess tax benefits from stock-based compensation	(212)	—	(44)
Deferred income tax provision (benefit)	1,115	(769)	(2,783)
Gain on insurance settlement related to property and equipment	—	(1,375)	—
Gain on sale of business	(2,870)	—	—
Change in fair value of contingent consideration	(441)	—	—
Bad debt/product return provision	168	357	98
Inventory obsolescence	1,734	1,284	860
Restructuring charges, net	747	509	81
Other	66	87	3
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	(1,188)	(1,794)	(2,730)
Inventories	3,993	(1,913)	(5,966)
Other assets	597	241	210
Income taxes	(1,589)	387	(1,408)
Accounts payable	1,612	(3,769)	970
Accrued expenses	(1,619)	4,081	(709)
Net cash provided by operating activities	27,089	14,074	1,809
Investing activities:
Purchase of marketable securities	(74,759)	(54,427)	(27,420)
Proceeds from maturities of marketable securities	73,706	38,028	47,420
Proceeds from sale of business	2,849	—	—
Acquisition of businesses, net of cash acquired	(2,860)	—	—
Proceeds from insurance settlement related to property and equipment	—	1,400	—
Proceeds from sale of property and equipment	—	45	—
Proceeds from sale of investment	13	—	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,729)	(4,500)	(3,421)
Net cash (used in) provided by in investing activities	(3,780)	(19,454)	16,579
Financing activities:
Excess tax benefits from stock-based compensation	212	—	44
Proceeds from stock option plan transactions	7,191	6,559	3,689
Proceeds from employee stock purchase plan transactions	896	925	1,009
Purchase of common stock	(550)	(2,339)	(15,702)
Net cash provided by (used in) financing activities	7,749	5,145	(10,960)
Effect of exchange rate changes on cash and cash equivalents	(349)	(2,237)	(1,258)
Net increase (decrease) in cash and cash equivalents	30,709	(2,472)	6,170
Cash and cash equivalents, beginning of period	45,018	47,490	41,320
Cash and cash equivalents, end of period	$75,727	$45,018	$47,490

Supplemental disclosures of cash flow information:
Interest paid	$9	$4	$5
Income taxes paid, net	$3,029	$1,296	$3,197
Supplemental schedule of non-cash investing and financing activities:
Accrual for capitalized intangible asset	$(183)	$(17)	$—
Receivable related to sale of business	$4,956	$—	$—
Liability related to acquisition of business	$(10,550)	$—	$—
Accrual for purchase of common stock	$—	$—	$(100)

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2016, 2015 and 2014
							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2013	30,264	$303	4,709	$(38,517)	$211,982	$116,065	$(15,590)	$274,243
Net income						1,751		1,751
Other comprehensive loss							(2,687)	(2,687)
Employee stock purchase issuances			(129)	1,082	(73)			1,009
Repurchase of common stock			1,734	(15,802)				(15,802)
Issuance of stock upon exercise of stock options	440	4			3,685			3,689
Tax impact from equity awards					(1,235)			(1,235)
Stock-based compensation expense					4,330			4,330
Balances, September 30, 2014	30,704	$307	6,314	$(53,237)	$218,689	$117,816	$(18,277)	$265,298
Net income						6,588		6,588
Other comprehensive loss							(4,336)	(4,336)
Employee stock purchase issuances			(124)	1,041	(116)			925
Repurchase of common stock			297	(2,339)				(2,339)
Issuance of stock under stock award plans	830	8			6,551			6,559
Tax impact from equity awards					(2,058)			(2,058)
Stock-based compensation expense					4,301			4,301
Balances, September 30, 2015	31,534	$315	6,487	$(54,535)	$227,367	$124,404	$(22,613)	$274,938
Net income						16,708		16,708
Other comprehensive loss							(2,078)	(2,078)
Employee stock purchase issuances			(104)	876	20			896
Repurchase of common stock			48	(550)				(550)
Issuance of stock under stock award plans	937	10			7,181			7,191
Tax impact from equity awards					(914)			(914)
Accelerating vesting of Etherios stock award plans					184			184
Stock-based compensation expense					3,654			3,654
Balances, September 30, 2016	32,471	$325	6,431	$(54,209)	$237,492	$141,112	$(24,691)	$300,029

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
We are a leading provider of Internet of Things (IoT) networking hardware products and solutions. We provide Machine-to-Machine (M2M) and IoT connections to solve business and mission-critical machine communication challenges for our customers that are reliable, secure, scalable and managed. We create secure, easy to implement embedded solutions and services to help customers build IoT connectivity. In addition, we deploy ready to use, complete box solutions to connect remote machinery. We also manage cloud services, offer professional services and complete IoT solutions. Our solutions are deployed by a wide range of businesses and institutions. Any business that utilizes a significant number of devices, whose operations could benefit from remote monitoring or control, may realize benefits from IoT networking.
Discontinued Operations
On October 23, 2015, we sold all of the outstanding stock of our wholly owned subsidiary, Etherios Inc. (“Etherios”) to West Monroe Partners, LLC. Because the sale of Etherios represented a strategic shift that will have a major effect on our operations and financial results, we have classified our Etherios business as discontinued operations, which requires retrospective application to financial information for all periods presented. Since the cost of segregating the consolidated statement of cash flows outweighed the benefits, we elected not to segregate our consolidated statement of cash flows as the material items in the operating and investing sections are disclosed in Note 3 to our Consolidated Financial Statements.
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
We regularly monitor and evaluate the value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider several factors. These factors include: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of a security has occurred and is other-than-temporary, we would record a charge to other (expense) income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Identifiable Intangible Assets
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to thirteen years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is included in cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. There were no material impairments identified in fiscal 2016, 2015 or 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
During the third quarter of fiscal 2016, we reviewed recent control premium data for transactions that occurred during fiscal 2016 in the industries previously described. The data indicated that our 35% control premium continued to be indicative of the amount that an investor would pay to obtain a controlling interest based on current macroeconomic and industry data.
At June 30, 2016, our market capitalization was $278.6 million compared to our carrying value of $294.9 million. Our market capitalization plus our estimated control premium of 35% resulted in a fair value in excess of our carrying value by a margin of 27%. We concluded that no impairment was indicated and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. During the fourth quarter of fiscal 2016, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2016, and we concluded that no additional impairment assessment was required.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Hardware product revenue as a percentage of total revenue was 96.6%, 95.9% and 94.4% in fiscal 2016, 2015 and 2014, respectively. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers.
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
Service revenue as a percentage of total revenue represented 3.4%, 4.1% and 5.6% in fiscal 2016, 2015 and 2014, respectively. Our service revenue is derived primarily from our wireless design services and our Digi Cold Chain Solutions. We also have some service revenue that is derived from our Digi Device Cloud™, which is a platform-as-a-service (PaaS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information.  In addition, we have small amounts of revenue from our support services. We recognize service revenue from our wireless design services, Digi Cold Chain Solutions and Device Cloud based upon performance, including final product delivery and customer acceptance.  In addition, we recognize small amounts of revenue from our support services which is recognized over the life of the contract, and training as the services are performed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except for our Singapore location which uses the U.S. Dollar as its functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our larger international subsidiaries, statements of operations accounts are translated at the daily rate. For all other international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2016, 2015 and 2014, there were net transaction (losses) gains of $(0.7) million, $0.6 million and $0.5 million, respectively, that were recorded in other (expense) income, net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Fiscal years ended September 30,
	2016	2015	2014
Numerator:
Income from continuing operations	$13,478	$9,433	$4,493
Income (loss) from discontinued operations, after income taxes	$3,230	$(2,845)	$(2,742)
Net income	$16,708	$6,588	$1,751
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	25,760	24,645	25,345
Effect of dilutive securities:
Stock options and restricted stock units	551	582	385
Denominator for diluted net income per common share — adjusted weighted average shares	26,311	25,227	25,730

Basic net income (loss) per common share:
Continuing operations	$0.52	$0.38	$0.18
Discontinued operations	$0.13	$(0.12)	$(0.11)
Net income (1)	$0.65	$0.27	$0.07
Diluted net income (loss) per common share:
Continuing operations	$0.51	$0.37	$0.17
Discontinued operations	$0.12	$(0.11)	$(0.11)
Net income (1)	$0.64	$0.26	$0.07
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. At September 30, 2016, 2015 and 2014, such excluded stock options were 1,519,691, 3,016,911 and 3,284,993, respectively.
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
Recent Accounting Developments
Adopted
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplified the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in the balance sheet. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption is permitted. We elected to early adopt ASU 2015-17 beginning in the fiscal quarter ending December 31, 2015. Other than the revised balance sheet presentation of deferred tax assets and liabilities from current to non-current, the adoption of this standard did not have a material impact to our consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2016. Earlier application is permitted for financial statements that have not been issued. We elected to early adopt ASU 2015-16 beginning the fiscal quarter ending December 31, 2015. The adoption of this standard did not have a material impact to our consolidated financial statements.
Not Yet Adopted
In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transaction are classified in the statement of cash flows. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2017, which for us is the first quarter ended December 31, 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
the first quarter ended December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
In March 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is the first fiscal quarter ending December 31, 2017. Early adoption is permitted. We will adopt ASU 2016-09 beginning October 1, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements. Prospectively, beginning October 1, 2017, excess tax benefits and tax deficiencies will be reflected as income tax benefit or expense in our Consolidated Statement of Operations and could result in a material impact. The extent of the excess tax benefits or tax deficiencies are subject to variation in our stock price and the timing of RSU vestings and employee stock option exercises.
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
In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” This provision would require inventory that was previously recorded using first-in, first-out (“FIFO”) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, which for us will be the first fiscal quarter ending December 31, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We are currently evaluating the impact of the adoption of ASU 2015-11 and whether it would have a material impact on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal 2019, including interim periods within that reporting period. The FASB also agreed to allow us to choose to adopt the standard effective for our fiscal 2018. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. We are currently working through an adoption plan and have identified our revenue streams and completed a preliminary analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard.  We intend to complete our adoption plan in fiscal 2017.  This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption, and completing a rollout plan for implementation of the new standard with affected functions in our organization.  Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.  We plan to adopt the new guidance beginning October 1, 2018.
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
The terms of the acquisition included an upfront cash payment together with earn-out payments.  Cash of $2.9 million was paid at time of closing.  The earn-out payments are scheduled to be paid in installments over a four-year period based on revenue achievement of the acquired business. Each of the earn-out payments will be calculated based on the revenue performance of Digi Cold Chain Solutions for each respective earn-out period. The cumulative amount of these earn-out payments will not exceed $11.6 million.  An additional payment, not to exceed $3.5 million, may also be due depending on revenue performance. The fair value of this contingent consideration was $10.4 million at the date of acquisition (see Note 8 to the Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out. Costs directly related to the acquisition, including legal, accounting and valuation fees, of approximately $0.1 million have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations in fiscal 2016.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $11.0 million of goodwill. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertical market.
Operating results for Bluenica, now known as Digi Cold Chain Solutions, are included in our Consolidated Statements of Operations from October 6, 2015. The Consolidated Balance Sheet as of September 30, 2016 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
The Bluenica acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed pursuant to the stock purchase agreement be recognized at fair value as of the acquisition date. During the third quarter of fiscal 2016, we finalized the purchase price allocation by recording adjustments to our deferred tax liabilities account as a result of the completion and filing of the last annual tax return for Bluenica.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following unaudited pro forma condensed consolidated results of operations for fiscal 2015 have been prepared as if the acquisition of Bluenica had occurred at the beginning of fiscal 2015. Pro forma adjustments include amortization of identifiable intangible assets.

Year ended
(in thousands, except per share data)	September 30, 2015
Total revenues	$203,972
Income from continuing operations	$8,505
Loss from discontinued operations, after income taxes	$(2,845)
Net income	$5,660
Basic net income (loss) per common share:
Continuing operations	$0.35
Discontinued operations	$(0.12)
Net income	$0.23
Diluted net income (loss) per common share:
Continuing operations	$0.34
Discontinued operations	$(0.11)
Net income (1)	$0.22
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
Since the acquisition of Bluenica occurred close to the beginning of our fiscal 2016, we believe that the proforma amounts would be not be materially different from actual amounts. Revenue for fiscal 2016 related to the Bluenica acquisition was $0.7 million. As our operating costs related to the Bluenica acquisition are now integrated, operating income and related earnings per share for Bluenica are not determinable for fiscal 2016.
3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments. Etherios was included in our single operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS (CONTINUED)
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
The terms of the sale agreement provide that West Monroe Partners LLC will pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts is included within the total fair value of consideration received. These receivable amounts are unsecured and non-interest bearing. The carrying value of these receivables presented on our Consolidated Balance Sheet at September 30, 2016 approximated their fair values, which were determined using level 3 cash flow fair value measurement techniques. We received the first payment of $3.0 million on October 21, 2016.
Goodwill has been included in the net assets of Etherios based on the relative fair value of Etherios compared to the fair value of the Company, as the Company consists of a single reporting unit for goodwill impairment testing purposes.
As a condition to the sale agreement, we retained the operating leases in the Dallas and Chicago locations. Digi is no longer using these facilities and has sublet the Dallas location to West Monroe Partners, LLC through December 31, 2017. Also in connection with the sale, we assigned our San Francisco lease to West Monroe Partners, LLC. A remaining potential obligation exists in the event of a default under the assigned lease. However, we believe the likelihood of a liability related to this lease is remote. As of September 30, 2016, the future minimum lease payments for the San Francisco lease are approximately $0.1 million.
Income (loss) from discontinued operations, after income taxes, as presented in the Consolidated Statements of Operations for the twelve months ended September 30, 2016, 2015 and 2014 is as follows (in thousands):

	Twelve months ended September 30,
	2016	2015	2014
Service revenue	$891	$9,011	$9,528
Cost of service	713	8,101	9,421
Gross profit	178	910	107
Operating expenses:
Sales and marketing	148	1,970	1,825
Research and development	103	2,098	877
General and administrative	43	1,208	1,669
Restructuring	—	106	—
Total operating expenses	294	5,382	4,371
Loss from discontinued operations, before income taxes	(116)	(4,472)	(4,264)
Gain on sale of discontinued operations, before income taxes	2,870	—	—
Income (loss) from discontinued operations, before income taxes	2,754	(4,472)	(4,264)
Income tax benefit on discontinued operations	(476)	(1,627)	(1,522)
Income (loss) from discontinued operations, after income taxes	$3,230	$(2,845)	$(2,742)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS (CONTINUED)
Income tax benefit on discontinued operations for the twelve months ended September 30, 2016 was $0.5 million and primarily represented income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, this transaction resulted in a capital loss of $13.7 million, as the tax basis of the Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five year carryforward period, a deferred tax asset offset by a full valuation allowance of $5.1 million was recorded in the third quarter of fiscal 2016 upon completion of the capital loss calculation.
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
The following table presents amortization, depreciation and purchases of property, equipment, improvements and certain other intangible assets of the discontinued operations related to Etherios (in thousands):

	Twelve months ended September 30,
	2016	2015	2014
Amortization of identifiable intangible assets	$30	$483	$513
Depreciation of property, equipment and improvements	$—	$29	$21
Purchases of property, equipment, improvements and certain other intangible assets	$—	$(11)	$(144)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2016 and 2015 were comprised of the following (in thousands):

	September 30, 2016			September 30, 2015
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,594	$(44,999)	$1,595	$45,449	$(45,424)	$25
License agreements	18	(10)	8	18	(4)	14
Patents and trademarks	11,619	(10,871)	748	11,377	(10,385)	992
Customer relationships	17,463	(15,773)	1,690	17,090	(15,473)	1,617
Total	$75,694	$(71,653)	$4,041	$73,934	$(71,286)	$2,648
Amortization expense for fiscal years 2016, 2015 and 2014 was as follows (in thousands):

Fiscal year	Total
2016	$1,842
2015	$2,427
2014	$3,076
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2017	$1,350
2018	$950
2019	$723
2020	$665
2021	$129
Goodwill
The changes in the carrying amount of goodwill were (in thousands):

	Fiscal years ended September 30,
	2016	2015
Beginning balance, October 1	$100,183	$101,484
Acquisition of Bluenica Corporation	10,985	—
Foreign currency translation adjustment	(1,720)	(1,301)
Ending balance, September 30	$109,448	$100,183
5. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We operate under a single operating and reporting segment.  Our revenue consists of hardware product revenue and service revenue. In an effort to provide further transparency of our financial information, beginning the first quarter of fiscal 2016, we transitioned away from reporting revenue in terms of growth and mature hardware products and now report four product categories: Cellular routers and gateways, Radio Frequency (RF), Embedded and Network. We believe this is a more meaningful presentation and reflects how we are monitoring our revenue.
Our cellular product category includes cellular routers and all gateways, and the RF product category includes XBee® modules as well as other RF solutions. The embedded product category includes Digi Connect® and Rabbit® embedded systems on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
module and single board computers. The network product category, which has the highest concentration of mature products, includes console and serial servers and USB connected devices.
Our service offerings include Cold Chain Solutions, wireless product design and development services, our PaaS recurring revenue generated from Device Cloud platform, and technical support services.
The following table presents our revenue for each product category (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
Cellular routers and gateways	$48,373	$58,666	$39,215
RF	33,924	34,373	29,094
Embedded	56,489	51,063	49,681
Network	57,315	51,395	54,856
Total product revenue	196,101	195,497	172,846
Service	6,904	8,350	10,327
Total revenue	$203,005	$203,847	$183,173
The information in the following table provides revenue by the geographic location of the customer (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
North America, primarily United States	$131,457	$127,592	$106,893
Europe, Middle East & Africa	44,932	47,523	47,729
Asia	20,390	22,907	22,762
Latin America	6,226	5,825	5,789
Total revenue	$203,005	$203,847	$183,173
Net property, equipment and improvements by geographic location were as follows (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
United States	$13,861	$14,085	$12,691
International, primarily Europe	180	254	418
Total net property, equipment and improvements	$14,041	$14,339	$13,109
Our U.S. export sales represented 38.7%, 39.4% and 40.6% of revenue for the fiscal years ended September 30, 2016, 2015 and 2014. No single customer exceeded 10% of revenue for any of the periods presented. No single customer exceeded 10% of total accounts receivable at September 30, 2016. At September 30, 2015, we had two customers, whose accounts receivable balance represented 10.7% and 11.6% of total accounts receivable. No single customer exceeded 10% of total accounts receivable at September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SELECTED BALANCE SHEET DATA
(in thousands)

	As of September 30,
	2016	2015
Accounts receivable, net:
Accounts receivable	$30,885	$29,890
Less allowance for doubtful accounts	209	285
Less reserve for future returns and pricing adjustments	1,991	1,817
Total accounts receivable, net	$28,685	$27,788

Inventories:
Raw materials	$21,116	$26,037
Work in process	802	598
Finished goods	4,358	5,242
Total inventories	$26,276	$31,877

Property, equipment and improvements, net:
Land	$1,800	$1,800
Buildings	10,522	10,522
Improvements	3,239	3,328
Equipment	15,778	15,691
Purchased software	3,377	3,458
Furniture and fixtures	2,803	2,720
Total property, equipment and improvements, gross	37,519	37,519
Less accumulated depreciation and amortization	23,478	23,180
Total property, equipment and improvements, net	$14,041	$14,339
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of September 30, 2016, 18 of our 48 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities are scheduled to mature in less than one year and our non-current marketable securities are scheduled to mature in less than two years. We received proceeds from the sale of our available-for-sale marketable securities of $73.7 million, $38.0 million and $47.4 million for fiscal 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2016 our marketable securities consisted of (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,801	$—	$(34)	$28,767
Commercial paper	23,963	—	(20)	23,943
Certificates of deposit	3,755	13	—	3,768
Government municipal bonds	1,904	—	—	1,904
Current marketable securities	58,423	13	(54)	58,382
Non-current marketable securities:
Certificates of deposit	3,505	36	—	3,541
Total marketable securities	$61,928	$49	$(54)	$61,923

(1)	Included in amortized cost and fair value is purchased and accrued interest of $271.
At September 30, 2015 our marketable securities consisted of (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$31,753	$—	$(39)	$31,714
Commercial paper	7,986	—	(1)	7,985
Certificates of deposit	6,253	8	—	6,261
Government municipal bonds	1,232	—	(1)	1,231
Current marketable securities	47,224	8	(41)	47,191
Non-current marketable securities:
Corporate bonds	4,138	—	(12)	4,126
Certificates of deposit	7,511	2	(6)	7,507
Government municipal bonds	1,996	—	(3)	1,993
Non-current marketable securities	13,645	2	(21)	13,626
Total marketable securities	$60,869	$10	$(62)	$60,817

(1)	Included in amortized cost and fair value is purchased and accrued interest of $252.
The following tables show the fair values and gross unrealized losses of our available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	September 30, 2016
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$24,454	$(33)	$4,102	$(1)
Commercial paper	23,943	(20)	—	—
Total	$48,397	$(53)	$4,102	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MARKETABLE SECURITIES (CONTINUED)

	September 30, 2015
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$33,664	$(52)	$—	$—
Commercial paper	5,987	(1)	—	—
Certificates of deposit	4,244	(6)	499	(1)
Government municipal bonds	3,159	(3)	—	—
Total	$47,054	$(62)	$499	$(1)
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

		Fair Value Measurements at September 30, 2016 using:
	Total carrying value at September 30, 2016	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$44,319	$44,319	$—	$—
Corporate bonds	28,767	—	28,767	—
Commercial paper	23,943	—	23,943	—
Certificates of deposit	7,309	—	7,309	—
Government municipal bonds	1,904	—	1,904	—
Total assets measured at fair value	$106,242	$44,319	$61,923	$—
Liabilities:
Contingent consideration on acquired business	9,960	—	—	9,960
Total liabilities measured at fair value	$9,960	$—	$—	$9,960

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS (CONTINUED)

		Fair Value Measurements at September 30, 2015 using:
	Total carrying value at September 30, 2015	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$14,436	$14,436	$—	$—
Corporate bonds	35,840	—	35,840	—
Commercial paper	7,985	—	7,985	—
Certificates of deposit	13,768	—	13,768	—
Government municipal bonds	3,224	—	3,224	—
Total assets measured at fair value	$75,253	$14,436	$60,817	$—
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the twelve months ended September 30, 2016.
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
The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended September 30, 2016 (in thousands):

Twelve months ended September 30, 2016
Fair value at beginning of period	$—
Purchase price contingent consideration	10,400
Change in fair value of contingent consideration	(440)
Fair value at end of period	$9,960
The change in fair value of contingent consideration for the acquisition of Bluenica is included in general and administrative and interest expense on our Condensed Consolidated Statements of Operations and reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 75.8% to 98.0%. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our Consolidated Balance Sheets under Current Liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	September 30
2016	$1,014	$771	$(752)	$1,033
2015	$862	$967	$(815)	$1,014
2014	$1,063	$627	$(828)	$862
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
10. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	2016 Restructuring		2015 Restructuring	2014 Restructuring	2013 Restructuring
	Employee Termination Costs	Other	Employee Termination Costs	Employee Termination Costs	Employee Termination Costs	Total
Balance at September 30, 2013	$—	$—	$—	$—	$350	$350
Restructuring charge	—	—	—	152	—	152
Payments	—	—	—	(152)	(279)	(431)
Reversals	—	—	—	—	(71)	(71)
Balance at September 30, 2014	—	—	—	—	—	—
Restructuring charge	—	—	412	—	—	412
Payments	—	—	(403)	—	—	(403)
Reversals	—	—	(9)	—	—	(9)
Balance at September 30, 2015	—	—	—	—	—	—
Restructuring charge	558	195	—	—	—	753
Payments	(559)	(195)	—	—	—	(754)
Reversals	(6)	—	—	—	—	(6)
Foreign currency fluctuation	7	—	—	—	—	7
Balance at September 30, 2016	$—	$—	$—	$—	$—	$—
2016 Restructuring
On January 19, 2016, we approved a restructuring plan for our wireless design services group. This plan resulted in an elimination of 5 positions. We recorded a restructuring charge of $0.1 million related to severance during the second quarter of fiscal 2016 and paid the majority of the severance during that same quarter.
On November 19, 2015, we approved a restructuring plan impacting our corporate staff. The plan closed our Dortmund, Germany office and relocated certain employees to our Munich office. We also recorded a contract termination charge as we relocated employees in our Minneapolis, Minnesota office to our World Headquarters in Minnetonka, Minnesota in December 2015. We recorded a restructuring charge of $0.7 million that included $0.5 million of severance and $0.2 million of contract termination costs during the first quarter of fiscal 2016. This restructuring resulted in an elimination of 10 positions. The payments associated with these charges were completed in the third quarter of fiscal 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RESTRUCTURING (CONTINUED)
2015 Restructuring
On January 22, 2015, we announced the closure of our India location. The March closure resulted in the elimination of approximately 38 employees from engineering, sales and administration. We recorded a restructuring charge of $0.4 million related to severance during the second quarter of fiscal 2015. The payments associated with this charge were completed during the third quarter of fiscal 2015.
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
2013 Restructuring
On September 27, 2013, we announced our intention to restructure certain of our operations in the U.S. The restructuring was primarily associated with cost reduction initiatives and resulted in the elimination of 15 positions in our work force. We recorded a restructuring charge of $0.4 million for severance during the fourth quarter of fiscal 2013. The payments associated with these charges and all the actions associated with the restructuring along with a reversal of $0.1 million were completed during the first quarter of fiscal 2014.
11. INCOME TAXES
The components of income from continuing operations, before income taxes are as follows (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
United States	$9,841	$6,934	$(833)
International	6,849	6,183	5,894
Income from continuing operations, before income taxes	$16,690	$13,117	$5,061
The components of the income tax provision are as follows (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
Current:
Federal	$(141)	$1,452	$1,007
State	139	453	(58)
Foreign	2,099	2,279	2,196
Deferred:
U.S.	1,260	(297)	(2,417)
Foreign	(145)	(203)	(160)
Income tax provision	$3,212	$3,684	$568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
The net deferred tax asset consists of the following (in thousands):

	As of September 30,
	2016	2015
Current deferred tax asset	$—	$3,252
Non-current deferred tax asset	7,295	6,255
Current deferred tax liability	—	(36)
Non-current deferred tax liability	(616)	(135)
Net deferred tax asset	$6,679	$9,336

Uncollectible accounts and other reserves	$915	$966
Depreciation and amortization	421	206
Inventories	683	999
Compensation costs	4,925	7,130
Tax carryforwards	6,263	1,185
Valuation allowance	(5,970)	(862)
Identifiable intangible assets	(558)	(288)
Net deferred tax asset	$6,679	$9,336
As of September 30, 2016, we have estimated carryforwards for tax purposes as follows: We have $0.9 million of carryforwards mostly related to state research and development tax credits and carryforwards consisting of a U.S. capital loss of $5.1 million and non-U.S. net operating losses of $0.3 million. The majority of the state research and development tax credits and non-U.S. net operating losses have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2028. Our U.S. capital loss carryforward will expire in 2020.
Our valuation allowance for certain U.S. and foreign locations increased to $6.0 million at September 30, 2016 from $0.9 million at September 30, 2015, primarily due to the capital loss realized on the sale of Etherios. We are not expecting to generate sufficient capital gains within the carryforward period to fully utilize the capital loss. The amount of the deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, an additional valuation allowance may be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax amount to our income tax provision is as follows (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
Statutory income tax amount	$5,548	$4,491	$1,721
Increase (decrease) resulting from:
State taxes, net of federal benefits	204	(190)	(251)
Utilization of tax credits	(1,116)	(250)	(76)
Manufacturing deduction	(450)	(285)	(92)
Discrete tax benefits	(1,461)	(818)	(1,475)
Foreign operations	276	181	316
Valuation reserve	(43)	297	11
Adjustment of tax contingency reserves	202	71	168
Meals and entertainment	55	64	93
Employee stock purchase plan	83	76	85
Contingent consideration	(154)	—	—
Other, net	68	47	68
Income tax provision	$3,212	$3,684	$568

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
During fiscal 2016, we recorded net tax benefits of $1.5 million, primarily from the reinstatement of the federal research and development tax credit for calendar year 2015 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. In addition, we filed amended income tax returns resulting in an additional domestic refund related to qualified manufacturing activities. These benefits are included within the discrete tax benefits in the above table.
During fiscal 2015, we recorded net tax benefits of $0.8 million, resulting from the reinstatement of the research and development tax credit for calendar year 2014, reversal of tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions and reversal of tax reserves due to the resolution of tax audits. These benefits are included within the discrete tax benefits in the above table.
During fiscal 2014, we recorded net tax benefits of $1.5 million related to the re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit of fiscal 2012, the reassessment of state research and development tax credits and the release of income tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions. These benefits are included within the discrete tax benefits in the above table.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
Unrecognized tax benefits at beginning of fiscal year	$1,618	$2,301	$3,332
Increases related to:
Prior year income tax positions	107	110	181
Current year income tax positions	240	144	148
Decreases related to:
Prior year income tax positions	(71)	(255)	(1,105)
Settlements	(30)	(74)	(95)
Expiration of statute of limitations	(156)	(608)	(160)
Unrecognized tax benefits at end of fiscal year	$1,708	$1,618	$2,301
The total amount of unrecognized tax benefits at September 30, 2016 that, if recognized, would affect our effective tax rate is $1.6 million. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately $0.7 million over the next 12 months due to the expiration of various statutes of limitations.
Of the $1.7 million of unrecognized tax benefits, $1.3 million is included in non-current income taxes payable and $0.4 million is included with non-current deferred tax assets on the consolidated balance sheet at September 30, 2016.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2016 and 2015, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits of $0.2 million at September 30, 2016 and $0.3 million at September 30, 2015. These accrued interest and penalties are included in our non-current income taxes payable on our consolidated balance sheets.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S and face audits from various tax authorities regarding transfer pricing, tax credits, and other matters. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our consolidated balance sheet and results of operations. With a few exceptions, we are no longer subject to income tax examination for tax years prior to fiscal 2013. For state tax authorities, most notably in California and Texas, generally we are no longer subject to income tax examination for tax years before fiscal 2012, and for Minnesota for tax years prior to fiscal 2014. We do not anticipate significant changes to our unrecognized tax benefits as a result of these examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
At September 30, 2016, we had approximately $31.5 million of accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need or intention to repatriate historical earnings in the form of cash to the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be up to $0.6 million.
12. STOCK-BASED COMPENSATION
During fiscal 2016, stock-based awards were granted under our 2016 Omnibus Incentive Plan (the “2016 Plan”), as well as our 2014 Omnibus Incentive Plan (the “2014 Plan”). Grants under the 2014 Plan ceased upon stockholder approval of the 2016 Plan during the second quarter of fiscal 2016. The authority to grant options under the 2016 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors. We also have awards outstanding under our 2013 Omnibus Incentive Plan (the “2013 Plan”), 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009 (the “2000 Plan”), and the Stock Option Plan, as amended and restated as of November 27, 2006 (the “Stock Option Plan”) and our Non-Officer Stock Option Plan as amended and restated as of November 27, 2006 (the “Non-Officer Plan”).
The 2016 Plan initially authorized the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2016 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in November over a four-year period. Awards may be granted under the 2016 Plan until January 31, 2026. Options under the 2016 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock is determined by our Compensation Committee but may not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. As of September 30, 2016, there were approximately 1,450,982 shares available for future grants under the 2016 Plan.
The 2014 Plan initially authorized the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options granted under this plan generally vested over a four year service period and expired if unexercised after eight years from the date of grant. Restricted stock awards (RSU's) that were granted to Directors typically vested in one year. RSU's that were granted to executives and employees typically vested in November over a four-year period. Options under the 2014 Plan were granted as either incentive stock options (ISOs) or non-statutory stock options (NSOs). Awards may no longer be granted under the 2014 Plan as the plan was terminated effective February 1, 2016 at the Annual Meeting of Stockholders. The exercise price of options and the grant date price of restricted stock was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
The 2013 Plan initially authorized the issuance of up to 1,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or stock awards. Eligible participants included our employees, non-employee directors, consultants and advisors. Options granted under this plan generally vested over a four year service period and expired if unexercised after eight years from the date of grant. RSU's that were granted to Directors typically vested in one year. Awards may no longer be granted under the Incentive Plan as the plan was terminated effective January 27, 2014 at the Annual Meeting of Stockholders. Options under the 2013 Plan were granted as either ISOs or NSOs. The exercise price was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
The 2000 Plan initially authorized the issuance of up to 5,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, performance units or stock awards. Eligible participants included our employees, non-employee directors, consultants and advisors. An authorization to issue an additional 2,500,000 common shares was ratified on January 25, 2010 at the Annual Meeting of Stockholders. Awards may no longer be granted under the 2000 Plan as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
the plan was terminated as to future awards on January 28, 2013 at the Annual Meeting of Stockholders. Options under the 2000 Plan were granted as either ISOs or non-statutory stock options NSOs. The exercise price was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
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
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2016 and 2015, our employees forfeited 47,464 shares and 9,371 shares, respectively in order to satisfy $0.6 million and $0.1 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans. No shares were forfeited to satisfy withholding obligations during fiscal 2014.
We recorded cash received from the exercise of stock options of $7.2 million, $6.6 million and $3.7 million during fiscal years 2016, 2015 and 2014, respectively. During fiscal 2016, there were $0.2 million of excess tax benefits from stock-based compensation. The were no excess tax benefits from stock-based compensation during fiscal 2015 and excess tax benefits were minimal during fiscal year 2014.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of October 29, 2013, December 4, 2009 and November 27, 2006 (the “Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 27, 2014, increased the total number of shares to 2,800,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $0.9 million in both fiscal 2016 and 2015, and $1.0 million in fiscal 2014. Pursuant to the Purchase Plan, 103,915, 123,847, and 129,449 shares of common stock were issued to employees during fiscal 2016, 2015 and 2014, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2016, 513,616 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2016, 2015 and 2014.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
Cost of sales	$215	$221	$207
Sales and marketing	921	1,158	1,171
Research and development	590	561	636
General and administrative	1,923	1,941	1,933
Stock-based compensation before income taxes	3,649	3,881	3,947
Income tax benefit	(1,185)	(1,343)	(1,361)
Stock-based compensation after income taxes	$2,464	$2,538	$2,586

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2015	4,800	$10.21
Granted	553	11.46
Exercised	(772)	9.65
Forfeited / Canceled	(618)	11.06
Balance at September 30, 2016	3,963	$10.36	4.5	$6,078

Exercisable at September 30, 2016	2,857	$10.49	3.7	$4,158
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $11.40 as of September 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2016, 2015 and 2014 was $1.9 million, $0.9 million and $0.5 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Fiscal years ended September 30,
	2016	2015	2014
Weighted average per option grant date fair value	$3.90	$2.98	$4.35
Assumptions used for option grants:
Risk free interest rate	1.22% - 1.85%	1.57% - 1.85%	1.76% - 2.02%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	32% - 33%	32% - 36%	38% - 40%
Weighted average volatility	32%	35%	40%
Expected dividend yield	0	0	0
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
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2016 was 10.0%. As of September 30, 2016, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $2.9 million and the related weighted average period over which it is expected to be recognized was approximately 3.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
At September 30, 2016, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$7.40 - $8.03	611	4.35	$7.74	460	$7.85
$8.04 - $9.03	627	5.49	$8.52	234	$8.42
$9.04 - $9.68	685	5.00	$9.53	662	$9.53
$9.69 - $10.81	830	5.24	$10.57	664	$10.58
$10.82 - $12.63	724	5.13	$12.10	351	$11.73
$12.64 - $14.75	268	0.39	$13.47	268	$13.47
$14.76 - $15.23	218	1.16	$15.23	218	$15.23
$7.40 - $15.23	3,963	4.53	$10.36	2,857	$10.49
The total grant date fair value of shares vested was $2.9 million in both fiscal 2016 and 2015 and $0.8 million in fiscal 2014.
A summary of our non-vested restricted stock units as of September 30, 2016 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2015	543	$8.41
Granted	251	$10.92
Vested	(185)	$8.55
Canceled	(104)	$8.13
Nonvested at September 30, 2016	505	$9.67
As of September 30, 2016, the total unrecognized compensation cost related to non-vested restricted stock units was $3.0 million and the related weighted average period over which it is expected to be recognized was approximately 1.3 years.
13. COMMON STOCK REPURCHASE
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
On April 26, 2016, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This authorization expires on May 1, 2017. Shares repurchased under this program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases, if any, depends upon market conditions and other corporate considerations. There were no shares repurchased under this program as of September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.4 million for fiscal 2016, $1.7 million for fiscal 2015 and $1.6 million for fiscal 2014.
16. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2020. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments under noncancelable operating leases (in thousands):

Fiscal year	Amount
2017	$1,706
2018	958
2019	800
2020	388
2021	70
Thereafter	—
Total minimum payments required	$3,922
The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	Fiscal years ended September 30,
	2016	2015	2014
Rentals	$1,613	$2,076	$2,606
Less: sublease rentals	(46)	(56)	(24)
Total rental expense	$1,567	$2,020	$2,582
17. CONTINGENCIES
Patent Infringement Lawsuits
In the normal course of business we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. While we are unable to predict the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2016
Revenue	$50,259	$50,162	$52,130	$50,454
Gross profit	24,357	24,742	25,977	24,604
Income from continuing operations (1)(2)	3,131	2,226	4,277	3,844
Income (loss) from discontinued operations, after income taxes	3,319	(89)	—	—
Net income (1)(2)	6,450	2,137	4,277	3,844
Basic net income per common share:
Continuing operations	0.12	0.09	0.17	0.15
Discontinued operations	0.13	—	—	—
Net income (4)	0.25	0.08	0.17	0.15
Diluted net income per common share:
Continuing operations	0.12	0.09	0.16	0.14
Discontinued operations	0.13	—	—	—
Net income (4)	0.25	0.08	0.16	0.14

Fiscal 2015
Revenue	$47,218	$50,401	$52,055	$54,173
Gross profit	22,557	23,235	25,024	26,305
Income from continuing operations (1)(2)(3)	1,018	1,662	3,085	3,668
Loss from discontinued operations, after income taxes	(1,357)	(216)	(589)	(683)
Net (loss) income (1)(2)(3)	(339)	1,446	2,496	2,985
Basic net income (loss) per common share:
Continuing operations	0.04	0.07	0.12	0.15
Discontinued operations	(0.06)	(0.01)	(0.02)	(0.03)
Net (loss) income (4)	(0.01)	0.06	0.10	0.12
Diluted net income (loss) per common share:
Continuing operations	0.04	0.07	0.12	0.14
Discontinued operations	(0.06)	(0.01)	(0.02)	(0.03)
Net (loss) income (4)	(0.01)	0.06	0.10	0.12

(1)
During fiscal 2016 and 2015, we recorded net tax benefits of $1.5 million and $0.8 million, respectively. We recorded a benefit of $0.7 million in the first quarter of fiscal 2016 resulting from the reinstatement of the research and development tax credit for calendar year 2015, reversal of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions and reversal of tax reserves due to the resolution of tax audits. In the third quarter of fiscal 2016, we recorded a tax benefit of $0.5 million primarily due to the filing of an amended income tax return resulting in a domestic refund related to qualified manufacturing activities. In the fourth quarter of fiscal 2016, we recorded a net tax benefit of $0.2 million, primarily due to the filing of an additional amended income tax return resulting in an additional domestic refund related to qualified manufacturing activities, partially offset by an adjustment of the state rate on net deferred tax assets. We recorded net tax benefits of $0.5 million in the first quarter of fiscal 2015 resulting from the reinstatement of the research and development tax credit for calendar year 2014, reversal of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions and reversal of tax reserves due to the resolution of tax audits. In the third quarter of fiscal 2015, we recorded a tax benefit of $0.4 million primarily due to the reversal of reserves for state research and development tax credits and transfer pricing, partially offset by an adjustment of the state rate on net deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY FINANCIAL DATA (UNAUDITED)(CONTINUED)

(2)
For continuing operations, we recorded business restructuring charges of $0.7 million ($0.4 million after tax) in the first quarter of fiscal 2016, $0.1 million ($0.1 million after tax) in the second quarter of fiscal 2016 and $0.4 million ($0.3 million after tax) in the second quarter of fiscal 2015.

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

(4)	Earnings per share are calculated by line item and may not add due to the use of rounded amounts.
19. SUBSEQUENT EVENT
Acquisition of FreshTemp, LLC
On November 1, 2016, we purchased all of the outstanding stock of FreshTemp, LLC, a Pittsburgh-based provider of temperature monitoring and task management solutions for the food industry. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to create an advanced portfolio of products for the Digi Cold Chain Solution's market.
The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $1.7 million was paid at time of closing. The earn-out payments are scheduled to be paid after June 30, 2017 which is the end of the earn-out period. The cumulative amount of these earn-out payments will not exceed $2.3 million. A preliminary purchase price allocation, estimated acquisition costs and proforma financial information are not available due to the timing of the acquisition.

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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were not effective because of the material weakness in internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016.
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
We did not design effective controls to identify and maintain segregation of duties between the ability to create and post manual journal entries to the general ledger system for a key accounting individual as we moved locations at one of our subsidiaries, impacting the accuracy and completeness of all key accounts and disclosures at our German subsidiary. Specifically, the individual was assigned system access to both prepare and post journal entries, while holding responsibility for review of certain monthly account reconciliations, without his entries being subject to an independent review.
The material weakness resulting from this deficiency did not result in any adjustments to the consolidated financial statements for the fiscal year ended September 30, 2016. However, this deficiency could result in misstatements to all key accounts and disclosures at our German subsidiary that would result in a material misstatement to our consolidated financial statements that would not be prevented or detected on a timely basis. Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016, based on criteria in Internal Control - Integrated Framework (2013) issued by COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.
Remediation Efforts on the Material Weakness in Internal Control Over Financial Reporting
We are in the process of improving our internal controls to remediate the material weakness that existed as of September 30, 2016, as described above in Management’s Report on Internal Control Over Financial Reporting. We removed access to create and post journal entries from the member of the accounting team with incompatible duties as of September 30, 2016. In addition, a thorough review of all journal entries made by the individual revealed no irregularities or errors. Although this was an isolated case, we intend to enhance our access review controls for our financial system to include a review of all employee status changes. We are also reviewing our procedures around the completeness of journal entry review to ensure that all manual journal entries are subject to independent review. The actions we take are subject to ongoing review by senior members of management, as well as audit committee oversight. We expect to remediate the identified material weakness by the end of our second fiscal quarter of 2017.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings “Proposal No. 1 - Election of Directors” and “Security Ownership of Principal Stockholders and Management” in our Proxy Statement for our 2017 Annual Meeting of Stockholders we intend to file with the SEC (the “Proxy Statement”).
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	48	President and Chief Executive Officer
Michael C. Goergen	49	Senior Vice President, Chief Financial Officer and Treasurer
Jon A. Nyland	53	Vice President Manufacturing Operations
Kevin C. Riley	55	Chief Operating Officer
Tracy L. Roberts	54	Vice President of Technology Services
David H. Sampsell	48	Vice President of Corporate Development, General Counsel and Corporate Secretary
Joel K. Young	52	Senior Vice President of Research and Development and Chief Technical Officer
Ronald E. Konezny has served as President and Chief Executive Officer and as a member of our Board of Directors since December 2014. He previously served as Vice President, Global Transportation and Logistics at Trimble Navigation Limited, a global provider of navigation and range-finding equipment and related solutions, from September 2013 to December 2014. From August 2011 to September 2013, he served as General Manager of Trimble’s Global Transportation and Logistics division.  From 2007 to September 2013, he served as Chief Executive Officer of PeopleNet, Inc., a provider of telematics solutions for the transportation industry, which was acquired by Trimble in 2011.  Mr. Konezny founded PeopleNet in 1996 and served in various other roles, including Chief Technology Officer, Chief Financial Officer and Chief Operating Officer, before serving as its Chief Executive Officer.  Mr. Konezny serves on the board of directors of I.D. Systems, Inc.
Michael C. Goergen has served as Senior Vice President, Chief Financial Officer and Treasurer since April 2015. He previously served as Senior Vice President - Finance of the Transport - Logistics division of Trimble Navigation Limited from April 2013 to March, 2015. From June 2007 to April, 2013, Mr. Goergen served as Chief Financial Officer of PeopleNet Communications, which was acquired by Trimble in 2011. He had served in various financial roles at PeopleNet since 1997.
Jon A. Nyland has served as Vice President of Manufacturing Operations since April 1999. He joined our company in 1993 as Manager of Manufacturing and Test Engineering and served in roles of increasing responsibility until reaching his current position. Prior to joining us, from 1985 to 1993, Mr. Nyland held engineering and consulting positions with ITT Corporation, Minnesota Technology, and Turtle Mountain Corporation.
Kevin C. Riley has served as Senior Vice President and Chief Operating Officer since January 2016 and previously served as Senior Vice President of Global Sales between January 2013 and January 2016. Prior to joining us, Mr. Riley served as Senior Vice President - Global Markets for Infor Global Solutions, an enterprise software solutions company, where he led four global business units to profitable growth from January 2010 to November 2011. He served as Vice President and General Manager at Oracle, an enterprise software company, from 2008 to 2010, and President of Global Knowledge Software from 2002 until Global Knowledge Software's acquisition by Oracle in 2008. He also served as President and Chief Operating Officer for Learn2 Corporation from 1999 to 2002.
Tracy L. Roberts has served as Vice President of Information Technology since March 2005 and Vice President of Technology Services since July 2013. She also previously served as Vice President of Human Resources from March 2005 until May 2016. Prior to joining us, Ms. Roberts served as Director of Human Resources at Novartis Nutrition Corporation where she was responsible for the medical nutritional business unit. Ms. Roberts held various human resource and marketing positions at Cray Research (now known as Silicon Graphics) from 1983 to 1996.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
David H. Sampsell has served as Vice President of Corporate Development, General Counsel and Corporate Secretary since January 2015. He had previously served as Vice President, General Counsel and Corporate Secretary since April 2011. Prior to joining us, Mr. Sampsell worked as corporate counsel at ADC Telecommunications, Inc., a supplier of network infrastructure products and services, from December 1999 until March 2011. ADC Telecommunications, Inc. was acquired by TE Connectivity in December 2010. His most recent role at ADC was as Associate General Counsel overseeing corporate transactions and securities law compliance. Prior to joining ADC, Mr. Sampsell was an attorney in private practice with Leonard, Street and Deinard, P.A. from 1996 to 1999 and Moore & Van Allen, PLLC from 1993 to 1996.
Joel K. Young has served as Senior Vice President of Research and Development and Chief Technical Officer since 2006. He joined us in 2000 and served as Vice President of Engineering until 2005 when he served as Vice President of Research and Development and Chief Technical Officer until 2006. Prior to joining us, Mr. Young served as a Vice President for Transcrypt International, a provider of encryption products, in various engineering, sales and marketing positions from February 1996 to June 2000. Before that, he held various engineering and management positions at AT&T and AT&T Bell Laboratories from 1986 to 1996.
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

(a)	Consolidated Financial Statement and Schedules of the Company (filed as part of this Annual Report on Form 10-K)

	1.	Consolidated Statements of Operations for fiscal years ended September 30, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for fiscal years ended September 30, 2016, 2015 and 2014

Consolidated Balance Sheets as of September 30, 2016 and 2015

Consolidated Statements of Cash Flows for fiscal years ended September 30, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2016, 2015 and 2014

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

10	(f)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (18)

10	(f)(iii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (19)

10	(g)	Digi International Inc. 2016 Omnibus Incentive Plan* (20)

10	(g)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)* (21)

10	(g)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)* (22)

10	(g)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)* (23)

10	(g)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)* (24)

10	(h)	Form of indemnification agreement with directors and officers of the Company** (25)

10	(i)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (26)

10	(j)	Agreement between the Company and Joel K. Young dated July 30, 2007** (27)

10	(k)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder** (28)

10	(l)	Agreement between the Company and Jon A. Nyland dated September 17, 2013** (29)

10	(m)	Offer Letter Agreement, dated as of April 8, 2011 between the Company and David H. Sampsell** (30)

10	(n)	Transition Agreement between the Company and Steven E. Snyder dated March 25, 2015** (31)

10	(o)	Offer letter between the Company and Michael C. Goergen dated March 6, 2015** (32)

21		Subsidiaries of the Company

23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document
____________________________

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

*
Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

**	Management compensatory contract or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed October 29, 2015.

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).

(3)	Incorporated by reference to Exhibit 3 to the Company's Form 8-K dated January 18, 2011 (File no. 1‑34033).

(4)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1‑34033).

(5)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008 (File no. 1‑34033).

(6)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(7)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K dated September 13, 2004 (File no. 0‑17972).

(8)	Incorporated by reference to Exhibit 10(g) to the Company’s Form 10‑K for the year ended September 30, 2006 (File no. 0‑17972).

(9)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194522).

(10)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10‑Q for the quarter ended December 31, 2009 (File no. 1‑34033).

(11)	Incorporated by reference to Exhibit 10(o) to the Company’s Form 10‑K for the year ended September 30, 2008 (File no. 1‑34033).

(12)	Incorporated by reference to Exhibit 10 (e)ii to the Company’s Form 10‑Q for the year ended September 30, 2011 (File no. 1‑34033).

(13)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on April 16, 2013 (File no. 333-187949).

(14)	Incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2013 (File no. 1-34033).

(15)	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2013 (File no. 1-34033).

(16)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194518).

(17)	Incorporated by reference to Exhibit 10(b)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2014 (File no. 1-34033).

(18)	Incorporated by reference to Exhibit 10(b)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2014 (File no. 1-34033).

(19)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2014 (File no. 1-34033).

(20)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 11, 2015 (File No. 1-34033)

(21)	Incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2016 (File no. 1-34033).

(22)	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2016 (File no. 1-34033).

(23)	Incorporated by reference to Exhibit 10(a)(iii) to the Company’s Form 10-Q for the quarter ended March 31, 2016 (File no. 1-34033).

(24)	Incorporated by reference to Exhibit 10(a)(iv) to the Company’s Form 10-Q for the quarter ended March 31, 2016 (File no. 1-34033).

(25)	Incorporated by reference to Exhibit 10 to the Company’s Form 10‑Q for the quarter ended June 30, 2010 (File no. 1‑34033).

(26)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K dated December 3, 2014 (File no. 1-34033).

(27)	Incorporated by reference to Exhibit 10(b) to the Company’s Form 10‑Q for the quarter ended June 30, 2007 (File no. 0‑17972).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(28)	Incorporated by reference to Exhibit 10 to the Company’s Form 10‑Q for the quarter ended December 31, 2010 (File no. 1‑34033).

(29)	Incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for the year ended September 30, 2013 (File no. 1‑34033).

(30)	Incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the year ended September 30, 2013 (File no. 1‑34033).

(31)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 26, 2015.

(32)	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 26, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2016.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 13, 2016.

By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Michael C. Goergen Michael C. Goergen Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:* William N. Priesmeyer Director

By:* Satbir Khanuja Director

By:* Ahmed Nawaz Director

By:* Girish Rishi Director

By:* Spiro Lazarakis Director

*
Ronald E. Konezny, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

Description	Balance at beginning of period	Increase to costs and expenses	Deductions		Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2016	$862	$5,260	$208		$5,914
September 30, 2015	$572	$316	$26		$862
September 30, 2014	$807	$174	$409		$572

Valuation account - doubtful accounts
September 30, 2016	$285	$10	$86	(1)	$209
September 30, 2015	$367	$4	$86	(1)	$285
September 30, 2014	$313	$209	$155	(1)	$367

Reserve for future returns and pricing adjustments
September 30, 2016	$1,817	$9,946	$9,772		$1,991
September 30, 2015	$1,662	$7,002	$6,847		$1,817
September 30, 2014	$1,770	$6,526	$6,634		$1,662

(1)	Uncollectible accounts charged against allowance, net of recoveries

Exhibit Number		Description	Method of Filing
2		Stock Purchase Agreement with West Monroe Partners, LLC dated as of October 23, 2015	Incorporation by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended	Incorporation by Reference

3	(b)	Amended and Restated By-Laws of the Company	Incorporation by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporation by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporation by Reference

10	(a)	Digi International Inc. Stock Option Plan as Amended and Restated as of November 27, 2006	Incorporation by Reference

10	(a)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(b)	Digi International Inc. Non-Officer Stock Option Plan, as Amended and Restated as of November 27, 2006	Incorporation by Reference

10	(c)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of October 29, 2013	Incorporation by Reference

10	(d)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009	Incorporation by Reference

10	(d)(i)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(d)(ii)	Form of Notice of Grant of Stock Options and Option Agreement	Incorporation by Reference

10	(e)	Digi International Inc. 2013 Omnibus Incentive Plan	Incorporation by Reference

10	(e)(i)	Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants	Incorporation by Reference

10	(e)(ii)	Form of (Director) Restricted Stock Unit Award Agreement	Incorporation by Reference

10	(f)	Digi International Inc. 2014 Omnibus Incentive Plan	Incorporation by Reference

10	(f)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addendums to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)
Incorporation by Reference

10	(f)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)	Incorporation by Reference

10	(f)(iii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)	Incorporation by Reference

10	(g)	Digi International Inc. 2016 Omnibus Incentive Plan	Incorporation by Reference

10	(g)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)	Incorporation by Reference

10	(g)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)	Incorporation by Reference

10	(g)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)	Incorporation by Reference

Exhibit Number		Description	Method of Filing
10	(g)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)	Incorporation by Reference

10	(h)	Form of indemnification agreement with directors and officers of the Company	Incorporation by Reference

10	(i)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014	Incorporation by Reference

10	(j)	Agreement between the Company and Joel K. Young dated July 30, 2007	Incorporation by Reference

10	(k)	Offer Letter Agreement, dated as of October 28, 2010 between the Company and Steven E. Snyder	Incorporation by Reference

10	(l)	Agreement between the Company and Jon A. Nyland dated September 17, 2013	Incorporation by Reference

10	(m)	Offer Letter Agreement, dated as of April 8, 2011 between the Company and David H. Sampsell	Incorporation by Reference

10	(n)	Transition Agreement between the Company and Steven E. Snyder dated March 25 ,2015	Incorporation by Reference

10	(o)	Offer Letter between the Company and Michael C. Goergen dated March 6, 2015	Incorporation by Reference

21		Subsidiaries of the Company	Electronically

23		Consent of Independent Registered Public Accounting Firm	Electronically

24		Powers of Attorney	Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Electronically

32		Section 1350 Certification	Electronically

101.INS		XBRL Instance Document	Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Electronically