Form 10-Q
period 2016-12-31
DIGI INTERNATIONAL INC
filed 2017-01-31
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 25, 2017, there were 26,430,854 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2016	2015
	(in thousands, except per share data)
Revenue:
Hardware product	$43,173	$48,247
Service	2,002	2,012
Total revenue	45,175	50,259
Cost of sales:
Cost of hardware product	22,438	24,710
Cost of service	1,284	1,192
Total cost of sales	23,722	25,902
Gross profit	21,453	24,357
Operating expenses:
Sales and marketing	8,322	8,518
Research and development	6,905	7,838
General and administrative	3,804	4,061
Restructuring charge	—	651
Total operating expenses	19,031	21,068
Operating income	2,422	3,289
Other income, net:
Interest income	159	108
Interest expense	(33)	(8)
Other income, net	574	123
Total other income, net	700	223
Income from continuing operations, before income taxes	3,122	3,512
Income tax provision	765	381
Income from continuing operations	2,357	3,131
Income from discontinued operations, after income taxes	—	3,319
Net income	$2,357	$6,450

Basic net income per common share:
Continuing operations	$0.09	$0.12
Discontinued operations	$—	$0.13
Net income	$0.09	$0.25
Diluted net income per common share:
Continuing operations	$0.09	$0.12
Discontinued operations	$—	$0.13
Net income	$0.09	$0.25
Weighted average common shares:
Basic	26,175	25,331
Diluted	26,972	26,171

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended December 31,
	2016	2015
	(in thousands)
Net income	$2,357	$6,450
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,755)	(1,867)
Change in net unrealized loss on investments	(24)	(63)
Less income tax benefit	9	23
Reclassification of realized gain on investments included in net income (1)	—	(7)
Less income tax benefit (2)	—	3
Other comprehensive loss, net of tax	(3,770)	(1,911)
Comprehensive (loss) income	$(1,413)	$4,539
(1) Recorded in Other income, net on our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax provision in our Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	September 30, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$81,142	$75,727
Marketable securities	51,939	58,382
Accounts receivable, net	28,005	28,685
Inventories	24,338	26,276
Receivable from sale of business	1,968	2,997
Other	4,623	3,578
Total current assets	192,015	195,645
Marketable securities, long-term	3,275	3,541
Property, equipment and improvements, net	13,983	14,041
Identifiable intangible assets, net	4,299	4,041
Goodwill	111,116	109,448
Deferred tax assets	6,644	7,295
Receivable from sale of business	—	1,959
Other	147	196
Total assets	$331,479	$336,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,924	$8,569
Income taxes payable	163	167
Accrued compensation	3,968	10,787
Accrued warranty	1,025	1,033
Contingent consideration on acquired business	1,841	513
Other	2,861	2,739
Total current liabilities	17,782	23,808
Income taxes payable	1,367	1,490
Deferred tax liabilities	575	616
Contingent consideration on acquired businesses	8,819	9,447
Other non-current liabilities	828	776
Total liabilities	29,371	36,137
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,826,739 and 32,471,175 shares issued	328	325
Additional paid-in capital	241,115	237,492
Retained earnings	143,469	141,112
Accumulated other comprehensive loss	(28,461)	(24,691)
Treasury stock, at cost, 6,429,147 and 6,430,797 shares	(54,343)	(54,209)
Total stockholders’ equity	302,108	300,029
Total liabilities and stockholders’ equity	$331,479	$336,166
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2016	2015
	(in thousands)
Operating activities:
Net income	$2,357	$6,450
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, equipment and improvements	656	724
Amortization of identifiable intangible assets	345	468
Stock-based compensation	1,173	816
Excess tax benefits from stock-based compensation	(183)	(190)
Deferred income tax provision	619	1,300
Gain on sale of business	—	(2,912)
Change in fair value of contingent consideration	(82)	—
Bad debt/product return provision	264	168
Inventory obsolescence	450	409
Restructuring charges	—	651
Other	(12)	40
Changes in operating assets and liabilities	(7,622)	(4,369)
Net cash (used in) provided by operating activities	(2,035)	3,555
Investing activities:
Purchase of marketable securities	(25,470)	(8,079)
Proceeds from maturities of marketable securities	32,155	7,106
Proceeds from sale of Etherios	3,000	2,866
Acquisition of business, net of cash acquired	(1,690)	(2,860)
Purchase of property, equipment, improvements and certain other identifiable intangible assets	(554)	(545)
Net cash provided by (used in) investing activities	7,441	(1,512)
Financing activities:
Acquisition earn-out payments	(518)	—
Excess tax benefits from stock-based compensation	183	190
Proceeds from stock option plan transactions	2,787	5,752
Proceeds from employee stock purchase plan transactions	297	301
Purchases of common stock	(390)	(403)
Net cash provided by financing activities	2,359	5,840
Effect of exchange rate changes on cash and cash equivalents	(2,350)	(711)
Net increase in cash and cash equivalents	5,415	7,172
Cash and cash equivalents, beginning of period	75,727	45,018
Cash and cash equivalents, end of period	$81,142	$52,190

Supplemental schedule of non-cash investing and financing activities:
Receivable related to sale of Etherios	$—	$5,015
Liability related to acquisition of business	$(1,300)	$(10,550)
Accrual for purchase of property, equipment, improvements and certain other identifiable intangible assets	$(105)	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2016, as filed with the SEC (“2016 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2016 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Recently Issued Accounting Pronouncements
Adopted
In April 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We adopted this guidance beginning with our fiscal quarter ending December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.
Not Yet Adopted
In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provide guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transaction are classified in the statement of cash flows. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2017, which for us is the first quarter ended December 31, 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the first quarter ended December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
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
In January 2016, FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This ASU would also change the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which for us is the first fiscal quarter ending December 31, 2018. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. We are currently evaluating the impact of the adoption of ASU 2016-01.
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
2. ACQUISITION
Acquisition of FreshTemp, LLC
On November 1, 2016, we purchased all of the outstanding interests of FreshTemp, LLC (“FreshTemp”), a Pittsburgh-based provider of temperature monitoring and task management solutions for the food industry. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to create an advanced portfolio of products for the Digi Cold Chain Solution's market.
The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $1.7 million was paid at time of closing. The earn-out payments are based on revenue related to certain customer contracts entered into by June 30, 2017. The final calculation date will be on June 30, 2018. The cumulative amount of these earn-out payments will not exceed $2.3 million. The fair value of this contingent consideration was $1.3 million at the date of acquisition (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out. Costs directly related to the acquisition, including legal, accounting and valuation fees, of approximately $0.1 million have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations for the first quarter of fiscal 2017.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $2.7 million of goodwill, all of which is expected to be deductible for tax purposes. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused solutions business.
Operating results for FreshTemp are included in our Condensed Consolidated Statements of Operations from November 1, 2016. The Condensed Consolidated Balance Sheet as of December 31, 2016 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The identifiable intangibles values and net working capital values are preliminary and we expect to finalize them in the second fiscal quarter of 2017.
The FreshTemp acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date.
The following table summarizes the preliminary values of FreshTemp assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,690
Purchase price payable upon completion of diligence matters	310
Fair value of contingent consideration on acquired business	1,300
Total purchase price consideration	$3,300

Fair value of net tangible assets acquired	$(37)
Fair value of identifiable intangible assets acquired:
Purchased and core technology	350
Customer relationships	250
Goodwill	2,737
Total	$3,300

2. ACQUISITION (CONTINUED)
The weighted average useful life for all the identifiable intangibles listed above is 5.8 years. For purposes of determining fair value, the purchased and core technology identified above is assumed to have a useful life of five years and the customer relationships are assumed to have a useful lives of seven years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets.
Since the acquisition of FreshTemp occurred close to the beginning of our fiscal 2017, the proforma amounts would not be materially different from actual amounts. Revenue for the first quarter of fiscal 2017 related to the FreshTemp acquisition was immaterial. As our operating costs related to the FreshTemp acquisition are now integrated, operating income and related earnings per share for FreshTemp are not determinable for fiscal 2017. Proforma information for fiscal 2016 was not materially different from actual amounts.
Acquisition of Bluenica Corporation
On October 5, 2015 we purchased all of the outstanding stock of Bluenica Corporation (“Bluenica”), a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met.  This acquisition formed the basis for our Digi Cold Chain Solutions.
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
Operating results for Bluenica, now known as Digi Cold Chain Solutions, are included in our Condensed Consolidated Statements of Operations from October 6, 2015. The Condensed Consolidated Balance Sheet as of December 31, 2016 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios Inc. (“Etherios”) to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments. Etherios was included in our single operating segment.
The terms of the sale agreement provided that West Monroe Partners, LLC would pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts was included within the total fair value of consideration received. These receivable amounts are unsecured and non-interest bearing. We received $3.0 million in October 2016. The carrying value of the remaining receivable of $2.0 million presented on our Condensed Consolidated Balance Sheet at December 31, 2016 approximates its fair value, which was determined using Level 3 cash flow fair value measurement techniques.
Goodwill was included in the net assets of Etherios based on the relative fair value of Etherios compared to the fair value of the Company, as the Company consists of a single reporting unit for goodwill impairment testing purposes.
As a condition to the sale agreement, we retained the operating leases in the Dallas and Chicago locations. Digi is no longer using these facilities and has sublet the Dallas location to West Monroe Partners, LLC through December 31, 2017. Also in connection with the sale, we assigned our San Francisco lease to West Monroe Partners, LLC.

3. DISCONTINUED OPERATIONS (CONTINUED)
Income from discontinued operations, after income taxes, as presented in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 is as follows (in thousands):

Three months ended
December 31, 2015
Service revenue	$891
Cost of service	713
Gross profit	178
Operating expenses:
Sales and marketing	148
Research and development	103
General and administrative	43
Total operating expenses	294
Loss from discontinued operations, before income taxes	(116)
Gain on sale of discontinued operations, before income taxes	2,912
Total income from discontinued operations, before income taxes	2,796
Income tax benefit on discontinued operations	(523)
Income from discontinued operations, after income taxes	$3,319
Income tax benefit on discontinued operations for the three months ended December 31, 2015, was $0.5 million and primarily represented income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, this transaction resulted in a capital loss, as the tax basis of the Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five year carryforward period, a deferred tax asset offset by a full valuation allowance was recorded in the third quarter of fiscal 2016 upon completion of the capital loss calculation.
The following table presents amortization, depreciation and purchases of property, equipment, improvements and certain other identifiable intangible assets of the discontinued operations related to Etherios (in thousands):

Three months ended
December 31, 2015
Amortization of identifiable intangible assets	$30
Depreciation of property, equipment and improvements	$—
Purchases of property, equipment, improvements and certain other identifiable intangible assets	$—

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

	Three months ended December 31,
	2016	2015
Numerator:
Income from continuing operations	$2,357	$3,131
Income from discontinued operations, after income taxes	—	3,319
Net income	$2,357	$6,450

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	26,175	25,331
Effect of dilutive securities:
Stock options and restricted stock units	797	840
Denominator for diluted net income per common share — adjusted weighted average shares	26,972	26,171

Basic net income per common share:
Continuing operations	$0.09	$0.12
Discontinued operations	$—	$0.13
Net income	$0.09	$0.25
Diluted net income per common share:
Continuing operations	$0.09	$0.12
Discontinued operations	$—	$0.13
Net income	$0.09	$0.25
For the three months ended December 31, 2016 and 2015, there were 1,108,900 and 902,084 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares.
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2016	September 30, 2016
Accounts receivable, net:
Accounts receivable	$30,464	$30,885
Less allowance for doubtful accounts	204	209
Less reserve for future returns and pricing adjustments	2,255	1,991
Accounts receivable, net	$28,005	$28,685
Inventories:
Raw materials	$19,264	$21,116
Work in process	741	802
Finished goods	4,333	4,358
Inventories	$24,338	$26,276
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of December 31, 2016, 18 of our 47 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive (loss) income. All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than two years. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the three months ended December 31, 2016 and 2015, we received proceeds from our available-for-sale marketable securities of $32.2 million and $7.1 million, respectively.
At December 31, 2016 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$33,979	$—	$(50)	$33,929
Commercial paper	13,990	—	(2)	13,988
Certificates of deposit	4,015	7	—	4,022
Current marketable securities	51,984	7	(52)	51,939
Non-current marketable securities:
Certificates of deposit	3,260	15	—	3,275
Total marketable securities	$55,244	$22	$(52)	$55,214

(1)	Included in amortized cost and fair value is purchased and accrued interest of $282.
At September 30, 2016 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,801	$—	$(34)	$28,767
Commercial paper	23,963	—	(20)	23,943
Certificates of deposit	3,755	13	—	3,768
Government municipal bonds	1,904	—	—	1,904
Current marketable securities	58,423	13	(54)	58,382
Non-current marketable securities:
Certificates of deposit	3,505	36	—	3,541
Total marketable securities	$61,928	$49	$(54)	$61,923

(1)	Included in amortized cost and fair value is purchased and accrued interest of $271.

6. MARKETABLE SECURITIES (CONTINUED)
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	December 31, 2016
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$31,917	$(49)	$2,012	$(1)
Commercial paper	13,988	(2)	—	—
Total	$45,905	$(51)	$2,012	$(1)

	September 30, 2016
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$24,454	$(33)	$4,102	$(1)
Commercial paper	23,943	(20)	—	—
Total	$48,397	$(53)	$4,102	$(1)
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

7. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Money market	$44,633	$44,633	$—	$—
Corporate bonds	33,929	—	33,929	—
Commercial paper	13,988	—	13,988	—
Certificates of deposit	7,297	—	7,297	—
Total assets measured at fair value	$99,847	$44,633	$55,214	$—
Liabilities:
Contingent consideration on acquired business	10,660	$—	$—	$10,660
Total liabilities measured at fair value	$10,660	$—	$—	$10,660

	Total carrying value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2016	Level 1	Level 2	Level 3
Assets:
Money market	$44,319	$44,319	$—	$—
Corporate bonds	28,767	—	28,767	—
Commercial paper	23,943	—	23,943	—
Certificates of deposit	7,309	—	7,309	—
Government municipal bonds	1,904	—	1,904	—
Total assets measured at fair value	$106,242	$44,319	$61,923	$—
Liabilities:
Contingent consideration on acquired business	$9,960	$—	$—	$9,960
Total liabilities measured at fair value	$9,960	$—	$—	$9,960
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the three months ended December 31, 2016.
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
As discussed in Note 2, we are required to make contingent payments for our acquisitions. In connection with the Bluenica acquisition, we are required to make contingent payments over a period of up to four years, subject to Digi Cold Chain Solutions achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million. In connection with the FreshTemp acquistion, we are required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million. The fair values of both of these contingent payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation included the discount rate and various probability factors. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period as a charge or credit to general and administrative expense within the Condensed Consolidated Statements of Operations.

7. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2016 and 2015 (in thousands):

	Three months ended December 31,
	2016	2015
Fair value at October 1	$9,960	$—
Purchase price contingent consideration	1,300	10,400
Contingent consideration payments	(518)	—
Change in fair value of contingent consideration	(82)	—
Fair value at December 31	$10,660	$10,400
The change in fair value of contingent consideration for the acquisition of Bluenica and FreshTemp is included in general and administrative expense and reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 75.8% to 98.0% for Bluenica and between 25% and 100% for FreshTemp. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	December 31, 2016			September 30, 2016
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$46,558	$(44,756)	$1,802	$46,594	$(44,999)	$1,595
License agreements	18	(12)	6	18	(10)	8
Patents and trademarks	11,537	(10,846)	691	11,619	(10,871)	748
Customer relationships	17,432	(15,632)	1,800	17,463	(15,773)	1,690
Total	$75,545	$(71,246)	$4,299	$75,694	$(71,653)	$4,041
Amortization expense was $0.3 million and $0.4 million for the three month periods ended December 31, 2016 and 2015, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense. Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2017 and the five succeeding fiscal years is (in thousands):

2017 (nine months)	$1,131
2018	1,321
2019	958
2020	401
2021	232
2022	163
The changes in the carrying amount of goodwill are (in thousands):

	Three months ended December 31,
	2016	2015
Beginning balance, October 1	$109,448	$100,183
Acquisitions	2,737	11,020
Foreign currency translation adjustment	(1,069)	(959)
Ending balance, December 31	$111,116	$110,244

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. The calculation of goodwill impairment requires us to make assumptions about the fair value of our one reporting unit, which historically has been approximated by using our market capitalization plus a control premium. Control premium assumptions require judgment and actual results may differ from assumed or estimated amounts. There were no triggering events during the first quarter of fiscal 2017.
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
During the third quarter of fiscal 2016, we reviewed recent control premium data for transactions that occurred during fiscal 2016 in the industries previously described. The data indicated that our current control premium of 35 percent continued to be indicative of the amount that an investor would pay to obtain a controlling interest based on current macroeconomic and industry data.
If our stock price or control premium declines, the first step of our goodwill impairment analysis may fail. We have identified factors that could result in additional interim goodwill impairment testing. For example, we would perform the second step of the impairment testing if our stock price fell below certain thresholds for a significant period of time, or if our control premium significantly decreased. Events or circumstances may occur that could negatively impact our stock price, including changes in our anticipated revenues and profits and our ability to execute on our strategies. In addition, our control premium could decline due to changes in economic conditions in the technology industry or more generally in the financial markets. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have had no goodwill impairment losses since the adoption of Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Others, in fiscal 2003.

9. INCOME TAXES
Income tax provision for continuing operations was $0.8 million for the three months ended December 31, 2016. Net tax benefits specific to the three months ended December 31, 2016 were $0.1 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three months ended December 31, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain tax credits in the U.S.
Income tax provision for continuing operations was $0.4 million for the three months ended December 31, 2015. Net tax benefits specific to the period of $0.7 million resulted from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three months ended December 31, 2015, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate primarily due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and reinstatement of the federal research and development tax credit.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2016	$1,708
Decreases related to:
Expiration of statute of limitations	(79)
Unrecognized tax benefits as of December 31, 2016	$1,629
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.4 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months.
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2016	$1,033	$169	$(177)	$1,025
Three months ended December 31, 2015	$1,014	$120	$(166)	$968
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
The 2016 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2016 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in November over a four-year period. Awards may be granted under the 2016 Plan until January 31, 2026. Options under the 2016 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. As of December 31, 2016, there were approximately 780,482 shares available for future grants under the 2016 Plan.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the three months ended December 31, 2016 and 2015, our employees forfeited 28,701 shares and 32,903 shares, respectively in order to satisfy $0.4 million of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Cash received from the exercise of stock options was $2.8 million and $5.8 million during the three months ended December 31, 2016 and 2015, respectively. There were $0.2 million in excess tax benefits from stock-based compensation for both the three months ended December 31, 2016 and 2015.
We sponsor an Employee Stock Purchase Plan (the “Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.3 million during both the three month periods ended December 31, 2016 and 2015. Pursuant to the Purchase Plan, 30,351 and 30,564 common shares were issued to employees during the three months ended December 31, 2016 and 2015, respectively. Shares are issued under the Purchase Plan from treasury stock. As of December 31, 2016, 483,265 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended December 31,
	2016	2015
Cost of sales	$62	$54
Sales and marketing	340	199
Research and development	182	148
General and administrative	589	410
Stock-based compensation before income taxes	1,173	811
Income tax benefit	(375)	(257)
Stock-based compensation after income taxes	$798	$554

12. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based compensation cost capitalized as part of inventory was immaterial as of December 31, 2016 and September 30, 2016.
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2016	3,963	$10.36
Granted	598	12.87
Exercised	(263)	10.60
Forfeited / Canceled	(204)	13.43
Balance at December 31, 2016	4,094	$10.56	5.0	$13,397

Exercisable at December 31, 2016	2,625	$10.23	4.1	$9,586
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $13.75 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the three months ended December 31, 2016 was $0.8 million and during the three months ended December 31, 2015 was $1.6 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2016	2015
Weighted average per option grant date fair value	$4.64	$4.30
Assumptions used for option grants:
Risk free interest rate	1.46% - 1.96%	1.85%
Expected term	6.00 years	6.00 years
Expected volatility	33% - 34%	32%
Weighted average volatility	34%	32%
Expected dividend yield	0	0
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
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the three months ended December 31, 2016 was 10.0%. As of December 31, 2016 the total unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $4.7 million and the related weighted average period over which it is expected to be recognized is approximately 3.7 years.

12. STOCK-BASED COMPENSATION (CONTINUED)
A summary of our non-vested restricted stock units as of December 31, 2016 and changes during the three months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	505	$9.67
Granted	248	$12.74
Vested	(92)	$9.46
Nonvested at December 31, 2016	661	$10.85
As of December 31, 2016, the total unrecognized compensation cost related to non-vested restricted stock units was $5.0 million and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.
13. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands):

	Q1 2016 Restructuring
	Employee Termination Costs	Other	Total
Balance at September 30, 2015	$—	$—	$—
Restructuring charge	480	171	651
Balance at December 31, 2015	$480	$171	$651
Q1 2016 Restructuring
In November 2015, we approved a restructuring plan impacting our corporate staff. The plan closed our Dortmund, Germany office and relocated certain employees to our Munich, Germany office. We also recorded a contract termination charge as we relocated employees in our Minneapolis, Minnesota office to our World Headquarters in Minnetonka, Minnesota, in December 2015. We recorded a restructuring charge of $0.7 million that included $0.5 million of severance and $0.2 million of contract termination costs during the first quarter of fiscal 2016. These restructurings resulted in an elimination of approximately 10 positions. The payments associated with these charges were completed in the third quarter of fiscal 2016.
14. COMMON STOCK REPURCHASE
On April 26, 2016, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This new repurchase authorization expires on May 1, 2017. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. There were no shares repurchased under this program as of December 31, 2016.
15. SUBSEQUENT EVENT
On January 9, 2017, we purchased all of the outstanding interests of SMART Temps, LLC, an Indiana-based provider of real-time foodservice temperature management for restaurant, grocery, education and hospital settings as well as real-time temperature management for pharmacy, blood bank and laboratory environments. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to further enhance our portfolio of products for the Digi Cold Chain Solution’s market.
The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $28.8 million was paid at time of closing. The earn-out payments are scheduled to be paid after December 31, 2017 which is the end of the earn-out period. The cumulative amount of these earn-out payments will not exceed $7.2 million. A

15. SUBSEQUENT EVENT (CONTINUED)
preliminary purchase price allocation, estimated acquisition costs and proforma financial information are not available due to the timing of the acquisition.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as well as our subsequent reports on 8-K and any amendments thereto.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
The words “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” or “will” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our operations and our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures, and changes in our level of revenue or profitability, which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2016, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Presentation of Non-GAAP Financial Measures
This report includes EBITDA from continuing operations, which is a non-GAAP measure. We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures, such as net income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP measures are not prepared in accordance with, or as an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. In addition, non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, we understand that EBITDA from continuing operations does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
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
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2016. There have been no material changes to our critical accounting policies as disclosed in that report.
OVERVIEW
We are a leading global provider of business and mission-critical machine-to-machine (“M2M”) and Internet-of-Things (“IoT”) connectivity products and services. We help our customers create next generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. We create secure, easy to implement embedded solutions and services to help customers build IoT connectivity. We also deploy ready to use, complete box solutions to connect remote machinery. In addition, we manage cloud services, offer professional services and complete IoT solutions. We formed a cold chain solution that offers automated wireless temperature monitoring as well as employee task management services to restaurants, convenience stores, warehouses and other businesses that have perishable or temperature sensitive goods. Our products and services are used by a wide range of businesses and institutions. We have a single operating and reporting segment. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability.
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
Our service offerings include Digi Cold Chain Solutions, wireless design services, Digi Device Cloud (which includes Digi Remote Manager™) and support services. We have formed Digi Cold Chain Solutions through a series of acquisitions including the October 2015 acquisition of Bluenica Corporation (“Bluenica”) and our November 2016 acquisition of FreshTemp, LLC (“FreshTemp”). Recently, on January 9, 2017, we completed the acquisition of SMART Temps, LLC to enhance and expand the capabilities of Digi Cold Chain Solutions (see Note 15 to the Condensed Consolidated Financial Statements).
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2017 that we feel are most important in these evaluations:
Total Revenue was $45.2 Million. Our revenue was $45.2 million for the first quarter of fiscal 2017 compared to $50.3 million in the first quarter of fiscal 2016. There was a decrease in hardware product revenue of $5.1 million, or 10.5%. Hardware product revenue performance decreased primarily in the RF, network and embedded product categories which was partially offset by an increase in revenue from cellular routers and gateways. Revenue was unfavorably impacted by $0.3 million due to the weakening of the British Pound and Euro compared to the U.S. Dollar. Service revenue remained the same for the first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter of fiscal 2017 compared to the first quarter of fiscal 2016 as we had an increase in revenue from Digi Cold Chain Solutions, offset by a decrease in revenue from our wireless design services.
Gross Margin was 47.5%. Our gross margin decreased as a percentage of revenue to 47.5% in the first quarter of fiscal 2017 as compared to 48.5% in the first quarter of fiscal 2016. Gross margin was negatively impacted by product mix, primarily resulting from lower revenue performance in our network category which are traditionally higher margin products.
Income from continuing operations for the first fiscal quarter of 2017 was $2.4 million, or $0.09 per diluted share. Income from continuing operations for the first fiscal quarter of 2016 was $3.1 million, or $0.12 per diluted share.
Income tax provision for the first fiscal quarter of 2017 was $0.8 million. Income tax provision for the first fiscal quarter of 2016 was $0.4 million, which included a tax benefit specific to that period for the reinstatement of the federal research and development tax credit for calendar year 2015.
Net income for the first fiscal quarter of 2017 was $2.4 million, or $0.09 per diluted share. Net income for the first fiscal quarter of 2016 was $6.5 million, or $0.25 per diluted share. Net income for the first fiscal quarter of 2016 included income from discontinued operations, after income taxes of $3.3 million, or $0.13 per diluted share.
EBITDA from continuing operations for the first fiscal quarter of 2017 was $4.0 Million, or 8.8% of total revenue. In the first fiscal quarter of fiscal 2016, EBITDA from continuing operations was $4.6 million, or 9.1% of total revenue.
Below is a reconciliation of Income from continuing operations to EBITDA from continuing operations (in thousands):

	Three months ended December 31,
	2016		2015
		% of total revenue		% of total revenue
Total revenue	$45,175	100.0%	$50,259	100.0%

Income from continuing operations	$2,357		$3,131
Interest income, net	(126)		(100)
Income tax provision	765		381
Depreciation and amortization	1,001		1,162
EBITDA from continuing operations	$3,997	8.8%	$4,574	9.1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended December 31,				% incr.
	2016		2015		(decr.)
Revenue:
Hardware product	$43,173	95.6%	$48,247	96.0%	(10.5)
Service	2,002	4.4	2,012	4.0	(0.5)
Total revenue	45,175	100.0	50,259	100.0	(10.1)
Cost of sales:
Cost of hardware product	22,438	49.7	24,710	49.1	(9.2)
Cost of service	1,284	2.8	1,192	2.4	7.7
Total cost of sales	23,722	52.5	25,902	51.5	(8.4)
Gross profit	21,453	47.5	24,357	48.5	(11.9)
Operating expenses	19,031	42.1	21,068	41.9	(9.7)
Operating income	2,422	5.4	3,289	6.6	(26.4)
Other income, net	700	1.5	223	0.4	213.9
Income from continuing operations, before income taxes	3,122	6.9	3,512	7.0	(11.1)
Income tax provision	765	1.7	381	0.8	100.8
Income from continuing operations	2,357	5.2	3,131	6.2	(24.7)
Income from discontinued operations, after income taxes	—	—	3,319	6.6	(100.0)
Net income	$2,357	5.2%	$6,450	12.8%	(63.5)
REVENUE
Hardware Products
Below is our revenue by product category:

	Three months ended December 31,				% incr.
($ in thousands)	2016		2015		(decr.)
Cellular routers and gateways	$13,756	31.9%	$12,160	25.2%	13.1
RF	6,574	15.2	9,186	19.0	(28.4)
Embedded	11,841	27.4	13,128	27.2	(9.8)
Network	11,002	25.5	13,773	28.6	(20.1)
Total hardware product revenue	$43,173	100.0%	$48,247	100.0%	(10.5)
Cellular router and gateway revenue increased $1.6 million, or 13.1%, for the three months ended December 31, 2016 compared to the same period a year ago. The increase was due to a large sale to a certain customer in the North America region and the introduction of a new cellular product. The cellular router and gateway revenue is driven by large awards-based customer projects and is subject to revenue fluctuations from quarter to quarter.
RF products revenue decreased $2.6 million, or 28.4%, for the three months ended December 31, 2016 compared to the same period a year ago, primarily as a result of project roll-outs in our Latin America and Europe, Middle East and Africa (“EMEA”)regions that occurred in the first quarter of fiscal 2016. RF products can fluctuate quarter to quarter because of large customer projects.
Embedded product revenue decreased $1.3 million, or 9.8%, for the three months ended December 31, 2016 compared to the same period a year ago. The decrease was primarily due to lower sales of our embedded modules particularly in the EMEA region. In addition, our legacy embedded products also declined in the three months ended December 31, 2016 compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Network products revenue decreased by $2.8 million, or 20.1%, for the three months ended December 31, 2016 compared to the same period a year ago. The decrease was primarily due to large terminal server sales to significant customers in the first quarter of the prior fiscal year, partially offset by an increase in USB connected products. We expect this decrease to continue in future quarters. Most of our network products are in the mature phase of their product life cycles. We expect that revenue from these products will generally decrease in the future. However, revenue may fluctuate from quarter to quarter due to the timing of specific customer purchases.
Services
Revenue from our service offerings was $2.0 million for both the three months ended December 31, 2016 and 2015. Revenue decreased in wireless design services in the three months ended December 31, 2016 compared to the year ago quarter, mostly offset by an increase in revenue in Digi Cold Chain Solutions.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended December 31,		$ incr.	% incr.
($ in thousands)	2016	2015	(decr.)	(decr.)
North America, primarily United States	$29,662	$30,568	(906)	(3.0)
Europe, Middle East & Africa	9,811	11,017	(1,206)	(10.9)
Asia	4,568	5,124	(556)	(10.9)
Latin America	1,134	3,550	(2,416)	(68.1)
Total revenue	$45,175	$50,259	(5,084)	(10.1)
Revenue in North America decreased by $0.9 million, or 3.0%, for the three months ended December 31, 2016 compared to the same period a year ago. The decrease for the three months ended December 31, 2016 compared to the same period in the prior year was primarily a result of decreased sales of network products, partially offset by an increase in cellular products.
Revenue in EMEA decreased by $1.2 million, or 10.9%, for the three months ended December 31, 2016 compared to the same period a year ago, primarily due to decreased revenue for embedded modules and RF products, partially offset by an increase in cellular products revenue compared to the same period in the prior year. In addition, revenue was unfavorably impacted by $0.3 million as both the Euro and British Pound weakened against the U.S. Dollar (see Foreign Currency Risk in Part I, Item 3, of this Form 10-Q).
Revenue in Asia decreased by $0.6 million, or 10.9%, for the three months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily due to a decrease in revenue from network and embedded products, partially offset by an increase in RF products revenue.
Revenue in Latin America decreased by $2.4 million, or 68.1% for the three months ended December 31, 2016 compared to the same period a year ago. The decrease was primarily due to RF project sales in the first quarter of fiscal 2016 that were not replaced in the first quarter of fiscal 2017.
No significant changes were made to our pricing strategy that impacted revenue during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products and services.
GROSS PROFIT
Gross profit for the three months ended December 31, 2016 and 2015 was $21.5 million and $24.4 million, respectively, a decrease of $2.9 million, or 11.9%.
Hardware product gross profit for the three months ended December 31, 2016 was $20.7 million, or 48.0%, compared to $23.5 million, or 48.8%, for the three months ended December 31, 2015. The decrease was due primarily to lower revenue performance in our network category, which are traditionally higher margin products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Service gross profit was $0.7 million, or 35.9%, and $0.8 million, or 40.8% for the three months ended December 31, 2016 and 2015, respectively.
Service gross profit may vary from quarter to quarter, as our wireless product design and development service margins are highly dependent on the utilization rates of our personnel.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended December 31,				$ incr.
($ in thousands)	2016		2015		(decr.)
Sales and marketing	$8,322	18.4%	$8,518	16.9%	$(196)
Research and development	6,905	15.3%	7,838	15.6%	(933)
General and administrative	3,804	8.4%	4,061	8.1%	(257)
Restructuring	—	—%	651	1.3%	(651)
Total operating expenses	$19,031	42.1%	$21,068	41.9%	$(2,037)
Sales and marketing expenses decreased $0.2 million for the three months ended December 31, 2016 compared to the same period a year ago. The decrease was mostly related to a reduction in outside services expenses.
Research and development expenses decreased $0.9 million for the three months ended December 31, 2016 compared to the same period a year ago, primarily due to compensation-related expenses.
General and administrative expenses decreased $0.3 million for the three months ended December 31, 2016, compared to the same period a year ago primarily related to a decrease in incentive compensation costs and reduced salaries and occupancy costs related to the restructuring of our Dortmund, Germany and Minneapolis, Minnesota offices as discussed below. This was partially offset by an increase in professional service fees.
We incurred restructuring expenses of $0.7 million for the three months ended December 31, 2015 pertaining to our corporate staff and related employee termination costs associated with the merging of our Dortmund, Germany office into our Munich, Germany office and contract termination charges associated with the consolidation of our Minneapolis, Minnesota office into our Minnetonka, Minnesota headquarters (see Note 13 to our Condensed Consolidated Financial Statements).
OTHER INCOME, NET
We recorded an increase in other income, net of $0.5 million for the three months ended December 31, 2016, compared to the same period a year ago related to foreign currency gains. The foreign currency gain was mostly related to the weakening of the Japanese Yen and Euro, resulting in foreign currency gains as non-functional currencies were remeasured at the current rate.
INCOME TAXES
Income tax provision for continuing operations was $0.8 million, or 24.5%, for the three months ended December 31, 2016. Net tax benefits specific to the three months ended December 31, 2016 were $0.1 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three months ended December 31, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S. and also due to certain tax credits in the U.S.
Income tax provision for continuing operations was $0.4 million, or 10.9%, for the three months ended December 31, 2015. Net tax benefits specific to the period of $0.7 million resulted from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three months ended December 31, 2015, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate primarily due primarily in the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and reinstatement of the federal research and development tax credit.

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
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At December 31, 2016, cash, cash equivalents and short-term marketable securities were $133.1 million compared to $134.1 million at September 30, 2016. At December 31, 2016, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $136.4 million.
Our working capital (total current assets less total current liabilities) was $174.2 million at December 31, 2016. At September 30, 2016, our working capital was $171.8 million. We presently anticipate total fiscal 2017 capital expenditures will be approximately $3.2 million, of which we have spent $0.6 million as of December 31, 2016.
Net cash used in operating activities was $2.0 million for the three months ended December 31, 2016 and net cash provided by operating activities was $3.6 million for the three months ended December 31, 2015, a net decrease of $5.6 million, resulting from decreases in net income of $4.1 million and net uses of working capital of $3.2 million, partially offset by an increase in non-cash items of $1.7 million. Changes in working capital resulted in a decrease in cash of $3.3 million. This decrease in cash was driven by $2.6 million related to accounts receivable, $1.2 million related to accrued liabilities and $0.9 million related to taxes payable. This was partially offset by $1.5 million related to accounts payable.
Net cash provided by investing activities was $7.4 million during the three months ended December 31, 2016 and net cash used in investing activities was $1.5 million for the three months ended December 31, 2015, a net increase of $8.9 million. The increase in cash flows used in investing activities in the first quarter of fiscal 2017 is related to $7.7 million of additional proceeds of marketable securities, partially offset by a cash outflow of $1.7 million for the acquisition of FreshTemp. We spent $2.9 million for the Bluenica acquisition in the first quarter of fiscal 2016.
Net cash provided by financing activities was $2.4 million and $5.8 million during the three months ended December 31, 2016 and 2015, respectively, a net decrease of $3.4 million. We received $2.9 million fewer proceeds from stock option plan exercises compared to the same period a year ago and we used $0.5 million related to the first earn-out payment to the former shareholders of Bluenica in the first quarter of fiscal 2017.
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
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Canadian Dollars and in certain cases, transactions in U.S. Dollars in our foreign entities. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S Dollar accounts in our foreign locations to reduce our foreign currency risk. In addition, as foreign currency rates fluctuate, we may from time to change adjust the prices of our products and services. We have not implemented a formal hedging strategy.
For the three months ended December 31, 2016 and 2015, we had approximately $15.5 million and $19.7 million, respectively, of revenue from foreign customers including export sales. Of these sales, $5.5 million and $5.8 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
Total revenue was unfavorably impacted by foreign currency translation of $0.3 million for the three months ended December 31, 2016, respectively, as compared to the same period in the prior fiscal year, due to the British Pound and Euro.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Three months ended December 31,		% increase
	2016	2015	(decrease)
Euro	1.0805	1.0958	(1.4)%
British Pound	1.2443	1.5181	(18.0)%
Japanese Yen	0.0092	0.0082	12.2%
Canadian Dollar	0.7495	0.7493	NA
A 10% change from the first three months of fiscal 2017 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 1.2% increase or decrease in revenue and a 2.0% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
As disclosed in our 2016 Annual Report on Form 10-K, management concluded that our internal control over financial reporting was not effective at September 30, 2016 as a result of the material weakness in internal control over financial reporting. We did not design effective controls to identify and maintain segregation of duties between the ability to initiate and post manual journal entries to the general ledger system for a key accounting individual at our German subsidiary, impacting the accuracy and completeness of all key accounts and disclosures at that subsidiary. Management remediated this material weakness in the first quarter of fiscal 2017. The remediation process began at the end of fiscal 2016 when we removed access to initiate and post journal entries from the key accounting individual with incompatible duties as of September 30, 2016. During the first quarter of fiscal 2017, we redesigned and implemented our access review controls for our financial system to include a review of all finance employee status changes. This review was changed from semi-annual to monthly, and was conducted by two senior finance personnel. In addition, we also reviewed our procedures around the completeness of journal entry review at our German subsidiary, including automating the approval process of those manual journal entries in our financial system to ensure that all manual journal entries are subject to an independent review.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except for the remediation of the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 11 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 26, 2016, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This new repurchase authorization expires on May 1, 2017. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. There were no shares repurchased under this program as of December 31, 2016.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2016 - October 31, 2016	—	—	—	$15,000,000.00
November 1, 2016 - November 30, 2016	14,000	$13.50	—	$15,000,000.00
December 1, 2016 - December 31, 2016	14,701	$13.70	—	$15,000,000.00
Total	28,701	$13.60	—	$15,000,000.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION
Item 5.07 Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on January 30, 2017. Of the 26,321,953 shares of our common stock eligible to vote at the meeting, 23,992,428 shares were present at the meeting by proxy or in person. The stockholders voted on the following matters:

1.	Satbir Khanuja, Ph.D. and Ronald E. Konezny were elected as directors for a three-year term. Voting for each of their elections was:
	Name	Votes for:	Votes “Withheld”	Broker Non-Votes
	Satbit Khanuja, Ph.D.	17,295,344	4,486,200	2,210,884
	Ronald E. Konezny	17,438,179	4,343,365	2,210,884
2.
The stockholders approved the Digi International Inc. 2017 Omnibus Incentive Plan. The approval of the plan received 15,871,623 “for” votes and 5,897,048 “against” votes. 12,873 shares abstained from voting and there were 2,210,884 broker non-votes on this matter.

3.
A non-binding advisory vote regarding the executive compensation disclosed in our proxy statement for the annual meeting received 17,534,675 “for” votes, 4,233,178 “against” votes. 13,691 shares abstained from voting and there were 2,210,884 broker non-votes on this matter.

4.
The stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2017 with 23,805,972 shares voting in favor of the ratification and 168,237 shares voting against the ratification. 18,219 shares abstained from voting on this matter.

ITEM 6.	EXHIBITS

Exhibit No.		Description

3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)

3	(b)	Amended and Restated By-Laws effective December 17, 2014 (2)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)

10	(a)	Digi International Inc. 2017 Omnibus Incentive Plan (5)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
______________

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 5, 2014 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 16, 2016 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	January 31, 2017	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

Exhibit Number		Document Description	Form of Filing

2		Stock Purchase Agreement dated as of October 23, 2015	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Digi International Inc. 2017 Omnibus Incentive Plan	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically