Form 10-Q
period 2017-03-31
DIGI INTERNATIONAL INC
filed 2017-05-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2017, there were 26,537,337 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenue:
Hardware product	$41,766	$48,732	$84,939	$96,979
Service	3,849	1,430	5,851	3,442
Total revenue	45,615	50,162	90,790	100,421
Cost of sales:
Cost of hardware product	21,489	24,283	43,927	48,993
Cost of service	2,224	1,137	3,508	2,329
Total cost of sales	23,713	25,420	47,435	51,322
Gross profit	21,902	24,742	43,355	49,099
Operating expenses:
Sales and marketing	8,731	8,165	17,053	16,683
Research and development	6,979	7,757	13,884	15,595
General and administrative	4,680	5,065	8,484	9,126
Restructuring charge	—	102	—	753
Total operating expenses	20,390	21,089	39,421	42,157
Operating income	1,512	3,653	3,934	6,942
Other (expense) income, net:
Interest income	120	130	279	238
Interest expense	(10)	(118)	(43)	(126)
Other (expense) income, net	(143)	(284)	431	(161)
Total other (expense) income, net	(33)	(272)	667	(49)
Income from continuing operations, before income taxes	1,479	3,381	4,601	6,893
Income tax provision	148	1,155	913	1,536
Income from continuing operations	1,331	2,226	3,688	5,357
(Loss) income from discontinued operations, after income taxes	—	(89)	—	3,230
Net income	$1,331	$2,137	$3,688	$8,587

Basic net income per common share:
Continuing operations	$0.05	$0.09	$0.14	$0.21
Discontinued operations	$—	$—	$—	$0.13
Net income (1)	$0.05	$0.08	$0.14	$0.34
Diluted net income per common share:
Continuing operations	$0.05	$0.09	$0.14	$0.21
Discontinued operations	$—	$—	$—	$0.12
Net income (1)	$0.05	$0.08	$0.14	$0.33
Weighted average common shares:
Basic	26,477	25,820	26,324	25,574
Diluted	27,252	25,998	27,134	26,116
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Net income	$1,331	$2,137	$3,688	$8,587
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,277	1,421	(2,478)	(446)
Change in net unrealized gain (loss) on investments	14	106	(10)	43
Less income tax (provision) benefit	(5)	(39)	4	(16)
Reclassification of realized gain on investments included in net income (1)	—	—	—	(7)
Less income tax benefit (2)	—	—	—	3
Other comprehensive income (loss), net of tax	1,286	1,488	(2,484)	(423)
Comprehensive income	$2,617	$3,625	$1,204	$8,164
(1) Recorded in Other (expense) income, net on our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax provision in our Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	September 30, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,895	$75,727
Marketable securities	36,081	58,382
Accounts receivable, net	28,720	28,685
Inventories	30,519	26,276
Receivable from sale of business	1,978	2,997
Other	4,399	3,578
Total current assets	173,592	195,645
Marketable securities, long-term	2,262	3,541
Property, equipment and improvements, net	13,613	14,041
Identifiable intangible assets, net	13,164	4,041
Goodwill	129,921	109,448
Deferred tax assets	6,974	7,295
Receivable from sale of business	—	1,959
Other	153	196
Total assets	$339,679	$336,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,754	$8,569
Income taxes payable	131	167
Accrued compensation	4,198	10,787
Accrued professional fees	1,134	753
Unearned revenue	1,636	361
Contingent consideration on acquired businesses	1,234	513
Other	2,703	2,658
Total current liabilities	21,790	23,808
Income taxes payable	1,380	1,490
Deferred tax liabilities	532	616
Contingent consideration on acquired businesses	8,834	9,447
Other non-current liabilities	740	776
Total liabilities	33,276	36,137
Contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,954,369 and 32,471,175 shares issued	330	325
Additional paid-in capital	242,836	237,492
Retained earnings	144,800	141,112
Accumulated other comprehensive loss	(27,175)	(24,691)
Treasury stock, at cost, 6,425,658 and 6,430,797 shares	(54,388)	(54,209)
Total stockholders’ equity	306,403	300,029
Total liabilities and stockholders’ equity	$339,679	$336,166
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2017	2016
	(in thousands)
Operating activities:
Net income	$3,688	$8,587
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, equipment and improvements	1,449	1,405
Amortization of identifiable intangible assets	941	1,001
Stock-based compensation	2,328	1,719
Excess tax benefits from stock-based compensation	(315)	(202)
Deferred income tax provision	242	1,397
Gain on sale of business	—	(2,870)
Change in fair value of contingent consideration	(684)	123
Bad debt/product return provision	296	168
Inventory obsolescence	600	834
Restructuring charges	—	753
Other	51	59
Changes in operating assets and liabilities (net of acquisitions)	(9,473)	(1,486)
Net cash (used in) provided by operating activities	(877)	11,488
Investing activities:
Purchase of marketable securities	(33,470)	(22,056)
Proceeds from maturities and sales of marketable securities	57,039	27,509
Proceeds from sale of Etherios	3,000	2,849
Acquisition of businesses, net of cash acquired	(29,994)	(2,860)
Purchase of property, equipment, improvements and certain other identifiable intangible assets	(984)	(1,209)
Net cash (used in) provided by investing activities	(4,409)	4,233
Financing activities:
Acquisition earn-out payments	(518)	—
Excess tax benefits from stock-based compensation	315	202
Proceeds from stock option plan transactions	3,246	6,267
Proceeds from employee stock purchase plan transactions	479	494
Purchases of common stock	(587)	(503)
Net cash provided by financing activities	2,935	6,460
Effect of exchange rate changes on cash and cash equivalents	(1,481)	71
Net (decrease) increase in cash and cash equivalents	(3,832)	22,252
Cash and cash equivalents, beginning of period	75,727	45,018
Cash and cash equivalents, end of period	$71,895	$67,270

Supplemental schedule of non-cash investing and financing activities:
Receivable related to sale of Etherios	$—	$4,906
Liability related to acquisition of businesses	$(1,310)	$(10,550)
Accrual for purchase of property, equipment, improvements and certain other identifiable intangible assets	$(66)	$—
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
Reclassifications
Certain prior year amounts have been reclassified to conform to our fiscal year 2017 presentation. On the Condensed Consolidated Balance Sheet for the period ended September 30, 2016, Unearned revenue and Accrued professional fees have been reclassified from Other current liabilities to its own respective line item. In the Condensed Consolidated Cash Flows, for the six months ended March 31, 2016, the Change in fair value of contingent consideration within the Operating activities was reclassified from Other to its own line item. These reclassifications had no impact on our consolidated net sales or our consolidated net income.
Recently Issued Accounting Pronouncements
Not Yet Adopted
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for fiscal years beginning after December 15, 2019, which for us is our fiscal year beginning October 1, 2020. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the first quarter ended

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
In March 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is the first fiscal quarter ending December 31, 2017. Early adoption is permitted. We will adopt ASU 2016-09 beginning October 1, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements. Prospectively, beginning October 1, 2017, excess tax benefits and tax deficiencies will be reflected as income tax benefit or expense in our Consolidated Statement of Operations and could result in a material impact. The extent of the excess tax benefits or tax deficiencies are subject to variation in our stock price and the timing of restricted stock unit (“RSU”) vestings and employee stock option exercises.
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
2. ACQUISITIONS
On May 4, 2017, we announced the rebranding of our Digi Cold Chain Solutions to Digi Smart Solutions™ group.
Acquisition of SMART Temps, LLC
On January 9, 2017, we purchased all of the outstanding interests of SMART Temps, LLC (“SMART Temps”), an Indiana-based provider of real-time temperature management for pharmacies, education, and hospital settings as well as real-time temperature management for blood bank, laboratory environments, restaurants, and grocery. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to further enhance our portfolio of products for the Digi Smart Solution’s market.
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $28.8 million (excluding cash acquired of $0.5 million) was paid at time of closing. The earn-out payments are scheduled to be paid after December 31, 2017 which is the end of the earn-out period. The cumulative amount of these earn-out payments will not exceed $7.2 million. The fair value of this contingent consideration was $10,000 at the date of acquisition and March 31, 2017 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation resulted in the recognition of $18.6 million of goodwill. For tax purposes, this acquisition is treated as an asset acquisition, therefore the goodwill is deductible. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused solutions business.
The SMART Temps acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date. The following table summarizes the preliminary values of SMART Temps assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$28,754
Fair value of contingent consideration on acquired business	10
Total purchase price consideration	$28,764

Fair value of net tangible assets acquired	$897
Fair value of identifiable intangible assets acquired:
Purchased and core technology	4,000
Customer relationships	4,000
Trade name and trademarks	711
Non-compete agreements	600
Goodwill	18,556
Total	$28,764

2. ACQUISITIONS (CONTINUED)
Operating results for SMART Temps are included in our Condensed Consolidated Statements of Operations from January 9, 2017. The Condensed Consolidated Balance Sheet as of March 31, 2017 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price may vary as the identifiable intangibles values and net working capital values are preliminary, and we expect to finalize them by the end of fiscal 2017.
As of the date of acquisition, the weighted average useful life for all the identifiable intangibles listed above was 10.5 years. For purposes of determining fair value, the purchased and core technology identified above is assumed to have a useful life of ten years, the customer relationships are assumed to have useful lives of twelve years, the trade name and trademarks are assumed to have useful lives of ten years and the non-compete agreements are assumed to have useful lives of five years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets.
The amounts of revenue and net loss included in the Condensed Consolidated Statements of Operations from the acquisition date of January 9, 2017 were $1.3 million and $(0.4) million, respectively. Costs directly related to the acquisition, including legal, accounting and valuation fees of approximately $0.8 million have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations.
The following consolidated pro forma information is as if the acquisition had occurred on October 1, 2015 (in thousands):

	Three months ended March 31,	Six months ended March 31,
	2016	2017	2016
Revenue	$51,041	$91,724	$103,011
Income from continuing operations	$1,892	$3,112	$4,804
Net income	$1,803	$3,112	$8,034
Pro forma income from continuing operations and net income were both adjusted to exclude interest expense related to debt that was paid off prior to acquisition, adjust amortization to the fair value of the intangibles acquired and remove any costs that SMART Temps incurred associated with the sale transaction.
Acquisition of FreshTemp, LLC
On November 1, 2016, we purchased all of the outstanding interests of FreshTemp, LLC (“FreshTemp”), a Pittsburgh-based provider of temperature monitoring and task management solutions for the food industry. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to create an advanced portfolio of products for the Digi Smart Solution's market.
The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $1.7 million was paid at time of closing. The earn-out payments are based on revenue related to certain customer contracts entered into by June 30, 2017. The final calculation date will be on June 30, 2018. The cumulative amount of these earn-out payments will not exceed $2.3 million. The fair value of this contingent consideration was $1.3 million at the date of acquisition and $1.5 million at March 31, 2017 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out. Costs directly related to the acquisition, including legal, accounting and valuation fees, of approximately $50,000 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $2.7 million of goodwill. For tax purposes, this acquisition is treated as an asset acquisition, therefore the goodwill is deductible. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused solutions business.
The FreshTemp acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date.

2. ACQUISITIONS (CONTINUED)
The following table summarizes the final values of FreshTemp assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,697
Purchase price payable upon completion of diligence matters	303
Fair value of contingent consideration on acquired business	1,300
Working capital adjustment	(37)
Total purchase price consideration	$3,263

Fair value of net tangible assets acquired	$(37)
Fair value of identifiable intangible assets acquired:
Purchased and core technology	400
Customer relationships	250
Goodwill	2,650
Total	$3,263
Operating results for FreshTemp are included in our Condensed Consolidated Statements of Operations from November 1, 2016. The Condensed Consolidated Balance Sheet as of March 31, 2017 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The identifiable intangibles values and net working capital values were finalized in the second fiscal quarter of 2017.
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
Since the FreshTemp acquisition occurred close to the beginning of our fiscal 2017, the pro forma amounts would not be materially different from actual amounts. Revenue for both the three and six months ended March 31, 2017 related to the FreshTemp acquisition was $0.2 million. As our operating costs related to the FreshTemp acquisition are integrated into the Company’s operating income and related earnings per share, the separate FreshTemp amounts are not determinable for fiscal 2017. Pro forma information for fiscal 2016 was not materially different from actual amounts.
Acquisition of Bluenica Corporation
On October 5, 2015, we purchased all of the outstanding stock of Bluenica Corporation (“Bluenica”), a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors, which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met.  This acquisition formed the basis for our Digi Smart Solutions.
The terms of the acquisition included an upfront cash payment together with earn-out payments.  Cash of $2.9 million was paid at time of closing.  The earn-out payments are scheduled to be paid in installments over a four-year period based on revenue achievement of the acquired business. Each of the earn-out payments will be calculated based on the revenue performance of Digi Smart Solutions for each respective earn-out period. The cumulative amount of these earn-out payments will not exceed $11.6 million.  An additional payment, not to exceed $3.5 million, may also be due depending on revenue performance.
The fair value of this contingent consideration was $10.4 million at the date of acquisition and $8.6 million at March 31, 2017 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $11.0 million of goodwill. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused solutions business. Operating results for Bluenica are included in our Condensed Consolidated Statements of Operations from October 6, 2015.

3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios Inc. (“Etherios”) to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments. Etherios was included in our single operating segment.
The terms of the sale agreement provided that West Monroe Partners, LLC would pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts was included within the total fair value of consideration received. These receivable amounts are unsecured and non-interest bearing. We received $3.0 million in October 2016. The carrying value of the remaining receivable of $2.0 million presented on our Condensed Consolidated Balance Sheet at March 31, 2017 approximates its fair value, which was determined using Level 3 cash flow fair value measurement techniques.
Goodwill was included in the net assets of Etherios based on the relative fair value of Etherios compared to the fair value of the Company, as the Company consists of a single reporting unit for goodwill impairment testing purposes.
As a condition to the sale agreement, we retained the operating leases in the Dallas and Chicago locations. Digi ceased using these facilities in October 2015 and has sublet the Dallas location to West Monroe Partners, LLC through December 31, 2017. In January 2017, we signed an early-termination agreement along with an immaterial payment to exit our Chicago lease. Also in connection with the sale, we assigned our San Francisco lease to West Monroe Partners, LLC.
Income from discontinued operations, after income taxes, as presented in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2016 is as follows (in thousands):

	Three months ended March 31, 2016	Six months ended March 31, 2016
Service revenue	$—	$891
Cost of service	—	713
Gross profit	—	178
Operating expenses:
Sales and marketing	—	148
Research and development	—	103
General and administrative	—	43
Total operating expenses	—	294
Loss from discontinued operations, before income taxes	—	(116)
(Loss) gain on sale of discontinued operations, before income taxes	(42)	2,870
Total (loss) income from discontinued operations, before income taxes	(42)	2,754
Income tax expense (benefit) on discontinued operations	47	(476)
(Loss) income from discontinued operations, after income taxes	$(89)	$3,230
Income tax benefit on discontinued operations for the six months ended March 31, 2016, was $0.5 million, which primarily represented income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, this transaction resulted in a capital loss, as the tax basis of the Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five year carryforward period, a deferred tax asset offset by a full valuation allowance was recorded in the third quarter of fiscal 2016 upon completion of the capital loss calculation.
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

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$1,331	$2,226	$3,688	$5,357
(Loss) income from discontinued operations, after income taxes	—	(89)	—	3,230
Net income	$1,331	$2,137	$3,688	$8,587

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	26,477	25,820	26,324	25,574
Effect of dilutive securities:
Stock options and restricted stock units	775	178	810	542
Denominator for diluted net income per common share — adjusted weighted average shares	27,252	25,998	27,134	26,116

Basic net income per common share:
Continuing operations	$0.05	$0.09	$0.14	$0.21
Discontinued operations	$—	$—	$—	$0.13
Net income (1)	$0.05	$0.08	$0.14	$0.34
Diluted net income per common share:
Continuing operations	$0.05	$0.09	$0.14	$0.21
Discontinued operations	$—	$—	$—	$0.12
Net income (1)	$0.05	$0.08	$0.14	$0.33

(1)	Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
For the three months ended March 31, 2017 and 2016, there were 730,400 and 2,735,177 potentially dilutive shares, respectively, and for the six months ended March 31, 2017 and 2016, there were 1,077,150 and 1,495,104 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares.

5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2017	September 30, 2016
Accounts receivable, net:
Accounts receivable	$31,195	$30,885
Less allowance for doubtful accounts	257	209
Less reserve for future returns and pricing adjustments	2,218	1,991
Accounts receivable, net	$28,720	$28,685
Inventories:
Raw materials	$23,922	$21,116
Work in process	591	802
Finished goods	6,006	4,358
Inventories	$30,519	$26,276
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of March 31, 2017, 14 of our 42 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than two years. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the six months ended March 31, 2017 and 2016, we received proceeds from our available-for-sale marketable securities of $57.0 million and $27.5 million, respectively.

6. MARKETABLE SECURITIES (CONTINUED)
At March 31, 2017 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$25,360	$—	$(29)	$25,331
Commercial paper	5,988	—	(2)	5,986
Certificates of deposit	4,757	7	—	4,764
Current marketable securities	36,105	7	(31)	36,081
Non-current marketable securities:
Certificates of deposit	2,253	9	—	2,262
Total marketable securities	$38,358	$16	$(31)	$38,343

(1)	Included in amortized cost and fair value is purchased and accrued interest of $189.
At September 30, 2016 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,801	$—	$(34)	$28,767
Commercial paper	23,963	—	(20)	23,943
Certificates of deposit	3,755	13	—	3,768
Government municipal bonds	1,904	—	—	1,904
Current marketable securities	58,423	13	(54)	58,382
Non-current marketable securities:
Certificates of deposit	3,505	36	—	3,541
Total marketable securities	$61,928	$49	$(54)	$61,923

(1)	Included in amortized cost and fair value is purchased and accrued interest of $271.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	March 31, 2017
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$25,331	$(29)	$—	$—
Commercial paper	5,986	(2)	—	—
Total	$31,317	$(31)	$—	$—

	September 30, 2016
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$24,454	$(33)	$4,102	$(1)
Commercial paper	23,943	(20)	—	—
Total	$48,397	$(53)	$4,102	$(1)

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
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market	$37,125	$37,125	$—	$—
Corporate bonds	25,331	—	25,331	—
Commercial paper	5,986	—	5,986	—
Certificates of deposit	7,026	—	7,026	—
Total assets measured at fair value	$75,468	$37,125	$38,343	$—
Liabilities:
Contingent consideration on acquired businesses	10,068	$—	$—	$10,068
Total liabilities measured at fair value	$10,068	$—	$—	$10,068

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2016	Level 1	Level 2	Level 3
Assets:
Money market	$44,319	$44,319	$—	$—
Corporate bonds	28,767	—	28,767	—
Commercial paper	23,943	—	23,943	—
Certificates of deposit	7,309	—	7,309	—
Government municipal bonds	1,904	—	1,904	—
Total assets measured at fair value	$106,242	$44,319	$61,923	$—
Liabilities:
Contingent consideration on acquired businesses	$9,960	$—	$—	$9,960
Total liabilities measured at fair value	$9,960	$—	$—	$9,960

7. FAIR VALUE MEASUREMENTS (CONTINUED)
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the six months ended March 31, 2017.
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
As discussed in Note 2, we are required to make contingent payments for our acquisitions. In connection with the Bluenica acquisition, we are required to make contingent payments over a period of up to four years, subject to Digi Smart Solutions achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million. In connection with the FreshTemp acquisition, we are required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million. For the SMART Temps acquisition, we are required to make a contingent payment after December 31, 2017 based on achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10,000. The fair values of these contingent payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations include the discount rate and various probability factors. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period as a charge or credit to general and administrative expense within the Condensed Consolidated Statements of Operations.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Fair value at beginning of period	$10,660	$10,400	$9,960	$—
Purchase price contingent consideration	10	—	1,310	10,400
Contingent consideration payments	—	—	(518)	—
Change in fair value of contingent consideration	(602)	122	(684)	122
Fair value at end of period	$10,068	$10,522	$10,068	$10,522
The change in fair value of contingent consideration relates to the acquisitions of Bluenica, FreshTemp and SMART Temps and is included in general and administrative expense. The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 94.8% to 98.0% for Bluenica, between 25% and 100% for FreshTemp and 0.4% for SMART Temp. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	March 31, 2017			September 30, 2016
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$50,720	$(45,079)	$5,641	$46,594	$(44,999)	$1,595
License agreements	18	(12)	6	18	(10)	8
Patents and trademarks	12,334	(10,974)	1,360	11,619	(10,871)	748
Customer relationships	21,517	(15,930)	5,587	17,463	(15,773)	1,690
Non-compete agreements	600	(30)	570	—	—	—
Total	$85,189	$(72,025)	$13,164	$75,694	$(71,653)	$4,041
Amortization expense was $0.6 million and $0.5 million for the three month periods ended March 31, 2017 and 2016, respectively. Amortization expense was $0.9 million and $1.0 million for the six month periods ended March 31, 2017 and 2016, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense. Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2017 and the five succeeding fiscal years is (in thousands):

2017 (six months)	$1,255
2018	2,475
2019	1,989
2020	1,476
2021	1,268
2022	1,097
The changes in the carrying amount of goodwill are (in thousands):

	Six months ended March 31,
	2017	2016
Beginning balance, October 1	$109,448	$100,183
Acquisitions	21,206	11,020
Foreign currency translation adjustment	(733)	(496)
Ending balance, March 31	$129,921	$110,707
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
If our stock price or control premium declines, the first step of our goodwill impairment analysis may fail. We have identified factors that could result in additional interim goodwill impairment testing. For example, we would perform the second step of the impairment testing if our stock price fell below certain thresholds for a significant period of time, or if our control premium significantly decreased. Events or circumstances may occur that could negatively impact our stock price, including changes in our anticipated revenues and profits and our ability to execute on our strategies. In addition, our control premium could decline due to changes in economic conditions in the technology industry or more generally in the financial markets. An impairment

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
could have a material effect on our consolidated balance sheet and results of operations. There were no triggering events during the second quarter of fiscal 2017. We have had no goodwill impairment losses since the adoption of Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Others, in fiscal 2003.
9. INCOME TAXES
Income tax provision for continuing operations was $0.9 million for the six months ended March 31, 2017. Net tax benefits specific to the six months ended March 31, 2017 were $0.1 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six months ended March 31, 2017, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain tax credits in the U.S.
Income tax provision for continuing operations was $1.5 million for the six months ended March 31, 2016. Net tax benefits specific to the six months ended March 31, 2016 were $0.7 million which resulted from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six months ended March 31, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2016	$1,708
Decreases related to:
Expiration of statute of limitations	(79)
Unrecognized tax benefits as of March 31, 2017	$1,629
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.4 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.7 million over the next 12 months.
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

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2017	$1,025	$62	$(195)	$892
Three months ended March 31, 2016	$968	$172	$(196)	$944

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2017	$1,033	$231	$(372)	$892
Six months ended March 31, 2016	$1,014	$292	$(362)	$944

10. PRODUCT WARRANTY OBLIGATION (CONTINUED)
We are not responsible for, and do not warrant that, custom software versions, created by original equipment manufacturer (“OEM”) customers based upon our software source code, will function in a particular way, will conform to any specifications or are fit for any particular purpose. Further, we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.
11. CONTINGENCIES
In the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
12. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2017 Omnibus Incentive Plan (the “2017 Plan”) beginning January 30, 2017 and, prior to that, were granted under the 2016 Omnibus Incentive Plan (the “2016 Plan”). Upon stockholder approval of the 2017 Plan, we ceased granting awards under any prior plan. Shares remaining in the 2016 Plan were moved into the 2017 Plan. The authority to grant options under the 2017 Plan and to set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2017 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2017 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Awards may be granted under the 2017 Plan until January 29, 2027. Options under the 2017 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock units shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. As of March 31, 2017, there were approximately 1,465,545 shares available for future grants under the 2017 Plan.
The 2016 Plan, under which grants ceased upon approval of the 2017 Plan, initially authorized the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that were granted under the 2016 Plan typically vested over a four-year period and expired if unexercised after seven years from the date of grant. RSUs that were granted to directors typically vested in one year. RSUs that were granted to executives and employees typically vested in November or January over a four-year period. Options under the 2016 Plan could be granted as either ISOs or NSOs. The exercise price of options and the grant date price of restricted stock was determined by our Compensation Committee but were not less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issued new shares of stock.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the six months ended March 31, 2017 and 2016, our employees forfeited 43,160 shares and 42,427 shares, respectively in order to satisfy $0.6 million and $0.5 million, respectively of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Cash received from the exercise of stock options was $3.2 million and $6.3 million during the six months ended March 31, 2017 and 2016, respectively. There were $0.3 million and $0.2 million in excess tax benefits from stock-based compensation for the six months ended March 31, 2017 and 2016, respectively.
We sponsor an Employee Stock Purchase Plan (the “Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.5 million during both six

12. STOCK-BASED COMPENSATION (CONTINUED)
month periods ended March 31, 2017 and 2016. Pursuant to the Purchase Plan, 48,299 and 55,343 common shares were issued to employees during the six months ended March 31, 2017 and 2016, respectively. Shares are issued under the Purchase Plan from treasury stock. As of March 31, 2017, 465,317 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Cost of sales	$54	$51	$116	$105
Sales and marketing	345	227	685	426
Research and development	155	147	337	295
General and administrative	601	478	1,190	888
Stock-based compensation before income taxes	1,155	903	2,328	1,714
Income tax benefit	(382)	(293)	(757)	(550)
Stock-based compensation after income taxes	$773	$610	$1,571	$1,164
Stock-based compensation cost capitalized as part of inventory was immaterial as of March 31, 2017 and September 30, 2016.
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2016	3,963	$10.36
Granted	598	12.87
Exercised	(305)	10.64
Forfeited / Canceled	(223)	13.30
Balance at March 31, 2017	4,033	$10.55	4.7	$7,283

Exercisable at March 31, 2017	2,676	$10.19	3.9	$5,459
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $11.90 as of March 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the six months ended March 31, 2017 was $0.9 million and during the six months ended March 31, 2016 was $1.7 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2017	2016
Weighted average per option grant date fair value	$4.64	$3.92
Assumptions used for option grants:
Risk free interest rate	1.46% - 1.96%	1.61% - 1.85%
Expected term	6.00 years	6.00 years
Expected volatility	33% - 34%	32%
Weighted average volatility	34%	32%
Expected dividend yield	0	0

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
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the six months ended March 31, 2017 was 10.0%. As of March 31, 2017 the total unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $4.3 million and the related weighted average period over which it is expected to be recognized is approximately 3.4 years.
A summary of our non-vested restricted stock units as of March 31, 2017 and changes during the six months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	505	$9.67
Granted	283	$12.78
Vested	(178)	$9.31
Canceled	(3)	$10.89
Nonvested at March 31, 2017	607	$11.22
As of March 31, 2017, the total unrecognized compensation cost related to non-vested restricted stock units was $4.9 million, and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.
13. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands):

	Q2 2016 Restructuring	Q1 2016 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2015	$—	$—	$—	$—
Restructuring charge	—	480	171	651
Balance at December 31, 2015	$—	$480	$171	$651
Restructuring charge	78	—	24	102
Payments	(76)	(113)	(195)	(384)
Foreign currency fluctuation	—	13	—	13
Balance at March 31, 2016	$2	$380	$—	$382
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

13. RESTRUCTURING (CONTINUED)
Q2 2016 Restructuring
In January 2016, we approved a restructuring plan impacting our wireless design services group. This restructuring resulted in an elimination of 5 positions. We recorded a restructuring charge of $0.1 million related to severance during the second quarter of fiscal 2016 and paid the majority of the severance during that same quarter.
14. COMMON STOCK REPURCHASE
On April 26, 2016, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2017. Shares repurchased under the new program could be made through open market and privately negotiated transactions from time to time and in amounts that management deemed appropriate. The amount and timing of share repurchases depended upon market conditions and other corporate considerations. There were no shares repurchased under this program.
15. SUBSEQUENT EVENT
On May 2, 2017, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expires on May 1, 2018. Shares repurchased under the new program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations.

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
Forward-Looking Statements
The words “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” or “will” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, estimated future values and projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our operations and our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures, and changes in our level of revenue or profitability, which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2016, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
OVERVIEW
We are a leading global provider of business and mission-critical machine-to-machine (“M2M”) and Internet-of-Things (“IoT”) connectivity products and services. We help our customers create next generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. We create secure, easy to implement embedded solutions and services to help customers build IoT connectivity. We also deploy ready to use, complete box solutions to connect remote machinery. In addition, we manage cloud services, offer professional services and complete IoT solutions. We formed a smart solution that offers automated wireless temperature monitoring as well as employee task management services to healthcare and food service industries. Our products and services are used by a wide range of businesses and institutions. We have a single reporting segment. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability.
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
On May 4, 2017, we announced the rebranding of our Digi Cold Chain Solutions to Digi Smart Solutions™ group.
Our service offerings include Digi Smart Solutions, wireless design services, Digi Device Cloud (which includes Digi Remote Manager™) and support services. We have formed Digi Smart Solutions through a series of acquisitions including the October 2015 acquisition of Bluenica Corporation (“Bluenica”), the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”) and the January 2017 acquisition of SMART Temps, LLC (“SMART Temps”) to enhance and expand the capabilities of Digi Smart Solutions.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2017 that we feel are most important in these evaluations:
Total Revenue was $45.6 Million. Our revenue was $45.6 million for the second quarter of fiscal 2017 compared to $50.2 million in the second quarter of fiscal 2016. There was a decrease in hardware product revenue of $7.0 million, or 14.3%. Hardware product revenue performance decreased in all product categories, with the exception of RF which increased $0.1 million in the three months ended March 31, 2017 compared to the same period a year ago. Revenue was unfavorably impacted by $0.2 million due to the weakening of the British Pound and Euro compared to the U.S. Dollar.
Service revenue increased by $2.4 million, or 169.2% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. This increase was driven primarily by the continued growth and expansion of Digi Smart Solutions which included incremental revenue from our recent acquisitions of SMART Temps and FreshTemp of $1.5 million (see Note 2 to our Condensed Consolidated Financial Statements).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Margin was 48.0%. Our gross margin decreased as a percentage of revenue to 48.0% in the second quarter of fiscal 2017 as compared to 49.3% in the second quarter of fiscal 2016. Gross margin was negatively impacted by product mix, primarily resulting from lower revenue performance in our network category which are traditionally higher margin products.
Income tax provision for the second fiscal quarter of 2017 was $0.1 million. Income tax provision for the second fiscal quarter of 2016 was $1.2 million, which included a tax benefit of $0.5 million specific to that period for the reinstatement of the federal research and development tax credit for calendar year 2015.
Net income for the second fiscal quarter of 2017 was $1.3 million, or $0.05 per diluted share. Net income for the second fiscal quarter of 2016 was $2.1 million, or $0.08 per diluted share.
EBITDA from continuing operations for the second fiscal quarter of 2017 was $2.8 Million, or 6.0% of total revenue. In the second fiscal quarter of fiscal 2016, EBITDA from continuing operations was $4.6 million, or 9.1% of total revenue.
Below is a reconciliation of Income from continuing operations to EBITDA from continuing operations (in thousands):

	Three months ended March 31,
	2017		2016
		% of total revenue		% of total revenue
Total revenue	$45,615	100.0%	$50,162	100.0%

Income from continuing operations	$1,331		$2,226
Interest income, net	(110)		(12)
Income tax provision	148		1,155
Depreciation and amortization	1,389		1,214
EBITDA from continuing operations	$2,758	6.0%	$4,583	9.1%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations (dollars in thousands):

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
	2017		2016		(decr.)	2017		2016		(decr.)
Revenue:
Hardware product	$41,766	91.6%	$48,732	97.1%	(14.3)	$84,939	93.6%	$96,979	96.6%	(12.4)
Service	3,849	8.4	1,430	2.9	169.2	5,851	6.4	3,442	3.4	70.0
Total revenue	45,615	100.0	50,162	100.0	(9.1)	90,790	100.0	100,421	100.0	(9.6)
Cost of sales:
Cost of hardware product	21,489	47.1	24,283	48.4	(11.5)	43,927	48.4	48,993	48.8	(10.3)
Cost of service	2,224	4.9	1,137	2.3	95.6	3,508	3.9	2,329	2.3	50.6
Total cost of sales	23,713	52.0	25,420	50.7	(6.7)	47,435	52.3	51,322	51.1	(7.6)
Gross profit	21,902	48.0	24,742	49.3	(11.5)	43,355	47.7	49,099	48.9	(11.7)
Operating expenses	20,390	44.7	21,089	42.0	(3.3)	39,421	43.4	42,157	42.0	(6.5)
Operating income	1,512	3.3	3,653	7.3	(58.6)	3,934	4.3	6,942	6.9	(43.3)
Other (expense) income, net	(33)	(0.1)	(272)	(0.6)	(87.9)	667	0.8	(49)	—	NM
Income from continuing operations, before income taxes	1,479	3.2	3,381	6.7	(56.3)	4,601	5.1	6,893	6.9	(33.3)
Income tax provision	148	0.3	1,155	2.3	(87.2)	913	1.0	1,536	1.5	(40.6)
Income from continuing operations	1,331	2.9%	2,226	4.4%	(40.2)	3,688	4.1	5,357	5.4	(31.2)
(Loss) income from discontinued operations, after income taxes	—	—	(89)	(0.1)	(100.0)	—	—	3,230	3.2	(100.0)
Net income	$1,331	2.9%	$2,137	4.3%	(37.7)	$3,688	4.1%	$8,587	8.6%	(57.1)
NM means not meaningful
REVENUE
Hardware Products
Below is our revenue by product category:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2017		2016		(decr.)	2017		2016		(decr.)
Cellular routers and gateways	$11,448	27.4%	$12,910	26.5%	(11.3)	$25,204	29.7%	$25,070	25.8%	0.5
RF	7,961	19.1	7,879	16.2	1.0	14,535	17.1	17,065	17.6	(14.8)
Embedded	11,712	28.0	13,795	28.3	(15.1)	23,553	27.7	26,923	27.8	(12.5)
Network	10,645	25.5	14,148	29.0	(24.8)	21,647	25.5	27,921	28.8	(22.5)
Total hardware product revenue	$41,766	100.0%	$48,732	100.0%	(14.3)	$84,939	100.0%	$96,979	100.0%	(12.4)
Cellular router and gateway revenue decreased $1.5 million, or 11.3%, for the three months ended March 31, 2017 compared to the same period a year ago. Cellular router and gateway revenue in the prior fiscal year included customers with larger orders and projects, which did not reoccur in the current fiscal year. In addition, revenue from our new product introductions has increased more slowly than anticipated. Cellular router and gateway revenue increased $0.1 million, or 0.5%, for the six months ended March 31, 2017 compared to the same period a year ago. The cellular router and gateway revenue is driven by large awards-based customer projects and is subject to revenue fluctuations from period to period.
RF product revenue increased $0.1 million, or 1.0%, for the three months ended March 31, 2017 compared to the same period a year ago. RF products revenue decreased $2.5 million, or 14.8%, for the six months ended March 31, 2017 compared to the same period a year ago, primarily as a result of project roll-outs in our Latin America and Europe, Middle East and Africa (“EMEA”) regions that occurred in the first half of fiscal 2016. RF products can fluctuate from period to period because of large customer projects. We are encouraged by the design wins and building pipeline for our new cellular XBee, released in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

March 2017. The product is an embedded module that speeds product introduction and lowers development and certification costs. We expect design wins to convert to revenues when production volumes contribute materially in fiscal 2018.
Embedded product revenue decreased $2.1 million and $3.4 million, or 15.1% and 12.5%, for the three and six months ended March 31, 2017, respectively, compared to the same periods a year ago. The decreases were primarily due to lower sales of our embedded modules particularly in the North American and EMEA region as there were significant customers moving their products to production in the prior fiscal year. We are encouraged by the design wins and building pipeline for our new ConnectCore 6UL, released for general availability in April 2017. The ConnectCore 6UL is the most power efficient, lowest cost and smallest industrial System-on-Module (“SOM”) available. We expect design wins to convert to revenues when production volumes contribute materially in fiscal 2018.
Network products revenue decreased by $3.5 million and $6.3 million, or 24.8% and 22.5%, for the three and six months ended March 31, 2017, respectively, compared to the same periods a year ago. The decreases were primarily due to large terminal server sales to significant customers in the first quarter of the prior fiscal year, partially offset by an increase in USB connected products. Most of our network products are in the mature phase of their product life cycles. Our network products revenue declined in the first six months of fiscal 2017 more than anticipated and we have adjusted our expectations for this category. Our original expectations had assumed larger last time buy quantities for some of our products. We plan to dedicated additional research and development resources to this category to soften the decline in fiscal 2018.
Services
Revenue from our service offerings increased $2.4 million for both the three and six months ended March 31, 2017 compared to the same period a year ago. This increase was driven primarily by the continued growth and expansion of Digi Smart Solutions which included incremental revenue from our recent acquisitions of SMART Temps and FreshTemp of $1.5 million (see Note 2 to our Condensed Consolidated Financial Statements). We are now servicing nearly 12,000 sites and our recurring revenue continues to grow. Revenue also increased in wireless design services in both the three and six months ended March 31, 2017 compared to the same period a year ago.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended March 31,		$ incr.	% incr.	Six months ended March 31,		$ incr.	% incr.
($ in thousands)	2017	2016	(decr.)	(decr.)	2017	2016	(decr.)	(decr.)
North America, primarily United States	$29,711	$33,332	(3,621)	(10.9)	$59,373	$63,900	(4,527)	(7.1)
Europe, Middle East & Africa	9,545	10,965	(1,420)	(13.0)	19,356	21,982	(2,626)	(11.9)
Asia	5,370	5,025	345	6.9	9,938	10,149	(211)	(2.1)
Latin America	989	840	149	17.7	2,123	4,390	(2,267)	(51.6)
Total revenue	$45,615	$50,162	(4,547)	(9.1)	$90,790	$100,421	(9,631)	(9.6)
Revenue in North America decreased by $3.6 million and $4.5 million, or 10.9%, and 7.1%, for the three and six months ended March 31, 2017, respectively, compared to the same periods a year ago. The decreases in both comparable periods were primarily a result of decreased sales of network and cellular products, partially offset by incremental revenue from acquired companies of $1.5 million. Wireless design services revenue increased $0.6 million and $0.4 million for the three and six months ended March 31, 2017, respectively compared to the same periods in the prior fiscal year.
Revenue in EMEA decreased by $1.4 million and $2.6 million, or 13.0% and 11.9%, for the three and six months ended March 31, 2017, respectively, compared to the same periods a year ago. The decreases in both comparable periods were primarily due to decreased revenue for embedded modules and RF products, partially offset by an increase in cellular products revenue compared to the same periods in the prior year. In addition, revenue was unfavorably impacted by $0.2 million and $0.5 million for the three and six months ended March 31, 2017, respectively, compared to the same period a year ago, as both the Euro and British Pound weakened against the U.S. Dollar (see Foreign Currency Risk in Part I, Item 3, of this Form 10-Q).
Revenue in Asia increased by $0.3 million, or 6.9%, for the three months ended March 31, 2017 compared to the same period a year ago. This increase was primarily due to an increase in revenue from network and RF products, partially offset by a decrease in embedded products revenue. Revenue in Asia decreased $0.2 million, or 2.1%, for the six months ended March 31,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2017 compared to the same period a year ago, resulting primarily from a decrease in revenue from embedded products, partially offset by an increase in RF products revenue.
Revenue in Latin America increased by $0.1 million, or 17.7% for the three months ended March 31, 2017 compared to the same period a year ago. RF product revenue increased, offset by a decrease in embedded and cellular product revenue. Revenue in Latin America decreased by $2.3 million, or 51.6% for the six months ended March 31, 2017 compared to the same period a year ago, primarily due to RF project sales in the first half of fiscal 2016 that were not replaced in the first half of fiscal 2017.
No significant changes were made to our pricing strategy that impacted revenue during the six months ended March 31, 2017 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products and services.
GROSS PROFIT
Gross profit for the three months ended March 31, 2017 and 2016 was $21.9 million and $24.7 million, respectively, a decrease of $2.8 million, or 11.5%. Gross profit for the six months ended March 31, 2017 and 2016 was $43.4 million and $49.1 million, respectively, a decrease of $5.7 million, or 11.7%.
Hardware product gross profit for the three months ended March 31, 2017 was $20.3 million, or 48.5%, compared to $24.4 million, or 50.2%, for the three months ended March 31, 2016. Hardware product gross profit for the six months ended March 31, 2017 was $41.0 million, or 48.3%, compared to $48.0 million, or 49.5%, for the six months ended March 31, 2016. The decrease for both comparative periods was due primarily to lower revenue performance in our network category, which are traditionally higher margin products. We expect the network category to continue to decline and create pressure on our gross profit in future periods.
Service gross profit was $1.6 million, or 42.2%, and $0.3 million, or 20.5% for the three months ended March 31, 2017 and 2016, respectively. Service gross profit was $2.3 million, or 40.0%, and $1.1 million, or 32.3% for the six months ended March 31, 2017 and 2016, respectively. The increases in the three and six month comparable periods were primarily a result of increased sales in our Smart Solutions which have a higher gross margin. Service gross profit may vary from quarter to quarter, as our wireless product design and development service margins are highly dependent on the utilization rates of our personnel. However, we expect our service gross margin to increase in future periods as recurring revenue from Digi Smart Solutions increases.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended March 31,				$ incr.	Six months ended March 31,				$ incr.
($ in thousands)	2017		2016		(decr.)	2017		2016		(decr.)
Sales and marketing	$8,731	19.1%	$8,165	16.3%	$566	$17,053	18.8%	$16,683	16.6%	$370
Research and development	6,979	15.3%	7,757	15.5%	(778)	13,884	15.3%	15,595	15.5%	(1,711)
General and administrative	4,680	10.3%	5,065	10.0%	(385)	8,484	9.3%	9,126	9.1%	(642)
Restructuring	—	—%	102	0.2%	(102)	—	—%	753	0.8%	(753)
Total operating expenses	$20,390	44.7%	$21,089	42.0%	$(699)	$39,421	43.4%	$42,157	42.0%	$(2,736)
Sales and marketing expenses increased $0.6 million and $0.4 million for the three and six months ended March 31, 2017, respectively, compared to the same periods a year ago. The increase in both comparable periods were primarily related to incremental costs for sales and marketing expenses for SMART Temps of $0.5 million.
Research and development expenses decreased $0.8 million and $1.7 million for the three and six months ended March 31, 2017, respectively, compared to the same periods a year ago. The decreases for the three and six months ended March 31, 2017 compared to the same periods a year ago were primarily due to a reduction of bonus expenses of $0.9 million and $1.3 million, respectively, since incentive plan thresholds are not expected to be met. This was partially offset by incremental costs for research and development expenses for SMART Temps of $0.2 million for both comparable periods and an increase in internal development costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses decreased $0.4 million and $0.6 million for the three and six months ended March 31, 2017, respectively, compared to the same periods a year ago. The decreases for the three and six months ended March 31, 2017 compared to the same periods a year ago included incentive compensation expense of $0.6 million and $1.0 million, respectively, and earn-out adjustments for fair value of contingent consideration of $0.6 million and $0.7 million, respectively. This was partially offset by an increase of $0.8 million and $1.0 million of merger and acquisition costs for the three and six months ended March 31, 2017, respectively, compared to the prior year comparable periods. Incremental expenses for SMART Temps were $0.5 million.
We incurred restructuring expenses of $0.8 million for the six months ended March 31, 2016 pertaining to our corporate staff and related employee termination costs associated with the merging of our Dortmund, Germany office into our Munich, Germany office and contract termination charges associated with the consolidation of our Minneapolis, Minnesota office into our Minnetonka, Minnesota headquarters (see Note 13 to our Condensed Consolidated Financial Statements).
OTHER INCOME, NET
We recorded an increase in other (expense) income, net of $0.2 million and $0.7 million for the three and six months ended March 31, 2017, compared to the same periods a year ago primarily related to foreign currency gains. The foreign currency gains were mostly related to the weakening of the Japanese Yen and Euro, as non-functional currencies were remeasured at the current rate.
INCOME TAXES
Income tax provision for continuing operations was $0.9 million for the six months ended March 31, 2017. Net tax benefits specific to the six months ended March 31, 2017 were $0.1 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six months ended March 31, 2017, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain tax credits in the U.S.
Income tax provision for continuing operations was $1.5 million for the six months ended March 31, 2016. Net tax benefits specific to the six months ended March 31, 2016 were $0.7 million which resulted from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six months ended March 31, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At March 31, 2017, cash, cash equivalents and short-term marketable securities were $108.0 million compared to $134.1 million at September 30, 2016. At March 31, 2017, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $110.2 million.
Our working capital (total current assets less total current liabilities) was $151.8 million at March 31, 2017. At September 30, 2016, our working capital was $171.8 million. We presently anticipate total fiscal 2017 capital expenditures will be approximately $3.2 million, of which we have spent $1.0 million as of March 31, 2017.
Net cash used in operating activities was $0.9 million for the six months ended March 31, 2017 and net cash provided by operating activities was $11.5 million for the six months ended March 31, 2016, a net decrease of $12.4 million, resulting from decreases in net income of $4.9 million and net uses of working capital of $8.0 million, partially offset by an increase in non-cash items of $0.5 million. The decrease in working capital was driven by $8.8 million related to inventory, $2.7 million related

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to accrued liabilities related to additional incentive compensation payments and $0.3 million related to prepaids and other assets. This was partially offset by increases of $1.9 million for taxes payable and $1.5 million related to accounts receivable.
Net cash used in investing activities was $4.4 million during the six months ended March 31, 2017 and net cash provided by investing activities was $4.2 million for the six months ended March 31, 2016, a net decrease of $8.6 million. The decrease in cash flows used in investing activities in the first half of fiscal 2017 compared to the same period in the prior fiscal year is primarily related to $27.1 million of additional cash expenditures for acquisitions, as we spent $28.3 million for the SMART Temps acquisition, $1.7 million for the FreshTemp acquisition, partially offset $2.9 million for the Bluenica acquisition in the prior fiscal year. This was partially offset by an increase of $18.1 million for additional proceeds from sales of marketable securities.
Net cash provided by financing activities was $2.9 million and $6.4 million during the six months ended March 31, 2017 and 2016, respectively, a net decrease of $3.5 million. We received $3.0 million fewer proceeds from stock option plan exercises compared to the same period a year ago, and we used $0.5 million related to the first earn-out payment to the former shareholders of Bluenica in the first half of fiscal 2017.
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
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Canadian Dollars and in certain cases, transactions in U.S. Dollars in our foreign entities. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S Dollar accounts in our foreign locations to reduce our foreign currency risk. In addition, as foreign currency rates fluctuate, we may from time to adjust the prices of our products and services. We have not implemented a formal hedging strategy.
For the six months ended March 31, 2017 and 2016, we had approximately $31.4 million and $36.5 million, respectively, of revenue from foreign customers including export sales. Of these sales, $9.6 million and $11.2 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
Total revenue was unfavorably impacted by foreign currency translation of $0.2 million and $0.4 million for the three and six months ended March 31, 2017, respectively, as compared to the same period in the prior fiscal year, due to the British Pound and Euro.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Six months ended March 31,		% increase
	2017	2016	(decrease)
Euro	1.0727	1.0991	(2.4)%
British Pound	1.2415	1.4757	(15.9)%
Japanese Yen	0.0090	0.0085	5.9%
Canadian Dollar	0.7523	0.7384	1.9%
A 10% change from the first six months of fiscal 2017 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 1.1% increase or decrease in revenue and a 2.1% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 26, 2016, our Board of Directors authorized a new program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This new repurchase authorization expires on May 1, 2017. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations. There were no shares repurchased under this program for the quarter ended March 31, 2017.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2017 - January 31, 2017	14,459	$13.60	—	$15,000,000.00
February 1, 2017 - February 28, 2017	—	$—	—	$15,000,000.00
March 1, 2017 - March 31, 2017	—	$—	—	$15,000,000.00
Total	14,459	$13.60	—	$15,000,000.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.		Description
2		Stock Purchase Agreement with West Monroe Partners, LLC dated as of October 23, 2015 (1)

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)

3	(b)	Amended and Restated By-Laws effective December 17, 2014 (3)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (4)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (5)

10	(a)	Employment Agreement between the Company and Kevin C. Riley dated January 23, 2013*

10	(b)	Digi International Inc. 2017 Omnibus Incentive Plan (6)*

10	(b)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)*

10	(b)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)*

10	(b)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)*

10	(b)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)*

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

______________

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed October 29, 2015.

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 5, 2014 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(a) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(6)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 16, 2016 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 5, 2017	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

Exhibit Number		Document Description	Form of Filing

2		Stock Purchase Agreement with West Monroe Partners, LLC dated as of October 23, 2015	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

10	(a)	Employment Agreement between the Company and Kevin C. Riley dated January 23, 2013	Filed Electronically

10	(b)	Digi International Inc. 2017 Omnibus Incentive Plan	Incorporated by Reference

10	(b)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)	Filed Electronically

10	(b)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)	Filed Electronically

10	(b)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)	Filed Electronically

10	(b)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically