Form 10-Q
period 2017-06-30
DIGI INTERNATIONAL INC
filed 2017-08-01
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 27, 2017, there were 26,539,707 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenue:
Hardware product	$40,660	$50,547	$125,599	$147,526
Services and solutions	5,079	1,583	10,930	5,025
Total revenue	45,739	52,130	136,529	152,551
Cost of sales:
Cost of hardware product	20,286	24,988	64,213	73,981
Cost of services and solutions	2,968	1,165	6,476	3,494
Total cost of sales	23,254	26,153	70,689	77,475
Gross profit	22,485	25,977	65,840	75,076
Operating expenses:
Sales and marketing	8,504	8,627	25,557	25,310
Research and development	7,420	7,948	21,304	23,543
General and administrative	3,337	4,283	11,821	13,409
Restructuring charges (reversals), net	2,515	(6)	2,515	747
Total operating expenses	21,776	20,852	61,197	63,009
Operating income	709	5,125	4,643	12,067
Other (expense) income, net:
Interest income	155	143	434	381
Interest expense	(2)	(100)	(45)	(226)
Other (expense) income, net	(221)	(359)	210	(520)
Total other (expense) income, net	(68)	(316)	599	(365)
Income from continuing operations, before income taxes	641	4,809	5,242	11,702
Income tax (benefit) provision	(694)	532	219	2,068
Income from continuing operations	1,335	4,277	5,023	9,634
Income from discontinued operations, after income taxes	—	—	—	3,230
Net income	$1,335	$4,277	$5,023	$12,864

Basic net income per common share:
Continuing operations	$0.05	$0.17	$0.19	$0.38
Discontinued operations	$—	$—	$—	$0.13
Net income (1)	$0.05	$0.17	$0.19	$0.50
Diluted net income per common share:
Continuing operations	$0.05	$0.16	$0.19	$0.37
Discontinued operations	$—	$—	$—	$0.12
Net income	$0.05	$0.16	$0.19	$0.49
Weighted average common shares:
Basic	26,522	25,904	26,390	25,684
Diluted	26,956	26,300	27,110	26,156
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$1,335	$4,277	$5,023	$12,864
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,535	(1,272)	57	(1,718)
Change in net unrealized gain (loss) on investments	8	6	(2)	49
Less income tax (provision) benefit	(3)	(2)	1	(18)
Reclassification of realized gain on investments included in net income (1)	—	—	—	(7)
Less income tax benefit (2)	—	—	—	3
Other comprehensive income (loss), net of tax	2,540	(1,268)	56	(1,691)
Comprehensive income	$3,875	$3,009	$5,079	$11,173
(1) Recorded in Other (expense) income, net on our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax (benefit) provision in our Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	September 30, 2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$92,052	$75,727
Marketable securities	17,230	58,382
Accounts receivable, net	28,561	28,685
Inventories	33,008	26,276
Receivable from sale of business	1,988	2,997
Other	3,651	3,578
Total current assets	176,490	195,645
Marketable securities, long-term	2,011	3,541
Property, equipment and improvements, net	13,288	14,041
Identifiable intangible assets, net	12,529	4,041
Goodwill	131,069	109,448
Deferred tax assets	8,047	7,295
Receivable from sale of business	—	1,959
Other	268	196
Total assets	$343,702	$336,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,829	$8,569
Income taxes payable	84	167
Accrued compensation	3,339	10,787
Accrued restructuring	2,302	—
Unearned revenue	1,709	361
Contingent consideration on acquired businesses	1,147	513
Other	3,400	3,411
Total current liabilities	21,810	23,808
Income taxes payable	810	1,490
Deferred tax liabilities	504	616
Contingent consideration on acquired businesses	8,275	9,447
Other non-current liabilities	717	776
Total liabilities	32,116	36,137
Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 32,970,786 and 32,471,175 shares issued	330	325
Additional paid-in capital	244,273	237,492
Retained earnings	146,135	141,112
Accumulated other comprehensive loss	(24,635)	(24,691)
Treasury stock, at cost, 6,434,970 and 6,430,797 shares	(54,517)	(54,209)
Total stockholders’ equity	311,586	300,029
Total liabilities and stockholders’ equity	$343,702	$336,166
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2017	2016
	(in thousands)
Operating activities:
Net income	$5,023	$12,864
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, equipment and improvements	2,187	2,088
Amortization of identifiable intangible assets	1,842	1,474
Stock-based compensation	3,502	2,663
Excess tax benefits from stock-based compensation	(326)	(202)
Deferred income tax (benefit) provision	(648)	748
Gain on sale of business	—	(2,870)
Change in fair value of contingent consideration	(1,330)	187
Bad debt/product return provision	338	116
Inventory obsolescence	1,030	1,284
Restructuring charges	2,515	747
Other	138	89
Changes in operating assets and liabilities (net of acquisitions)	(14,729)	1,395
Net cash (used in) provided by operating activities	(458)	20,583
Investing activities:
Purchase of marketable securities	(33,469)	(56,256)
Proceeds from maturities and sales of marketable securities	76,149	46,664
Proceeds from sale of investment	—	13
Proceeds from sale of Etherios	3,000	2,849
Acquisition of businesses, net of cash acquired	(30,111)	(2,860)
Purchase of property, equipment, improvements and certain other identifiable intangible assets	(1,577)	(1,584)
Net cash provided by (used in) investing activities	13,992	(11,174)
Financing activities:
Acquisition earn-out payments	(518)	—
Excess tax benefits from stock-based compensation	326	202
Proceeds from stock option plan transactions	3,264	6,732
Proceeds from employee stock purchase plan transactions	686	688
Purchases of common stock	(922)	(546)
Net cash provided by financing activities	2,836	7,076
Effect of exchange rate changes on cash and cash equivalents	(45)	(431)
Net increase in cash and cash equivalents	16,325	16,054
Cash and cash equivalents, beginning of period	75,727	45,018
Cash and cash equivalents, end of period	$92,052	$61,072

Supplemental schedule of non-cash investing and financing activities:
Receivable related to sale of Etherios	$—	$4,931
Liability related to acquisition of businesses	$(1,310)	$(10,550)
Accrual for purchase of property, equipment, improvements and certain other identifiable intangible assets	$—	$(38)
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
Reclassifications
Certain prior year amounts have been reclassified to conform to our fiscal year 2017 presentation. On the Condensed Consolidated Balance Sheet for the period ended September 30, 2016, unearned revenue has been reclassified from Other current liabilities to its own respective line item. In the Condensed Consolidated Cash Flows, for the nine months ended June 30, 2016, the Change in fair value of contingent consideration within the operating activities was reclassified from Other to its own line item. These reclassifications had no impact on our consolidated net sales or our consolidated net income.
Recently Issued Accounting Pronouncements
Not Yet Adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, which for us is the first quarter ending December 31, 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements.
In March 2017, FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this update shorten the amortization period for certain callable debt securities that are held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which would be amortized to maturity. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, which for us is the first quarter ending December 31, 2019. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for fiscal years beginning after

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 15, 2019, which for us is our fiscal year ending September 30, 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provide guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transaction are classified in the statement of cash flows. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2017, which for us is the first quarter ending December 31, 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the first quarter ending December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
In March 2016, FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is the first fiscal quarter ending December 31, 2017. Early adoption is permitted. We will adopt ASU 2016-09 for the first fiscal quarter ending December 31, 2017. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements. Prospectively, beginning October 1, 2017, excess tax benefits and tax deficiencies will be reflected as income tax benefit or expense in our Consolidated Statement of Operations and could result in a material impact. The extent of the excess tax benefits or tax deficiencies are subject to variation in our stock price and the timing of restricted stock unit (“RSU”) vestings and employee stock option exercises.
In February, 2016, FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is the first fiscal ending December 31, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
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
In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern.” This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. These amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, which for us, will be our fiscal year ending September 30, 2017. Early adoption is permitted. While we are evaluating the impact of the adoption of ASU 2014-15, we do not expect it to have an impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal year ending September 30, 2019, including interim periods within that reporting period. The FASB also agreed to allow us to choose to adopt the standard effective for our fiscal year ending September 30, 2018. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. We are currently working through an adoption plan and have identified our revenue streams and completed a preliminary analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard.  We intend to complete our adoption plan by September 30, 2017.  This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption, and completing a rollout plan for implementation of the new standard with affected functions in our organization.  Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.  We plan to adopt the new guidance for our fiscal year ending September 30, 2019.
2. ACQUISITIONS
On May 4, 2017, we announced the rebranding of our Digi Cold Chain Solutions to Digi Smart Solutions™ group.
Acquisition of SMART Temps, LLC
On January 9, 2017, we purchased all of the outstanding interests of SMART Temps, LLC (“SMART Temps”), an Indiana-based provider of real-time temperature management for pharmacies, education, and hospital settings as well as real-time temperature management for blood bank, laboratory environments, restaurants, and grocery. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to further enhance our portfolio of products for the Solutions segment (see Note 9 to our Condensed Consolidated Financial Statements).
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $28.8 million (excluding cash acquired of $0.5 million) was paid at time of closing. The earn-out payments are scheduled to be paid after December 31, 2017 which is the end of the earn-out period. The cumulative amount of these earn-out payments will not exceed $7.2 million. The fair value of this contingent consideration was $10,000 at the date of acquisition and zero at June 30, 2017 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration because there are no continuing employment requirements associated with the earn-out.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The final purchase price allocation resulted in the recognition of $18.8 million of goodwill. For tax purposes, this acquisition is treated as an asset acquisition, therefore the goodwill is deductible. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused Solutions segment.

2. ACQUISITIONS (CONTINUED)
The SMART Temps acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date.
The following table summarizes the final values of SMART Temps assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$28,754
Fair value of contingent consideration on acquired business	10
Working capital adjustment	44
Total purchase price consideration	$28,808

Fair value of net tangible assets acquired	$713
Fair value of identifiable intangible assets acquired:
Purchased and core technology	4,000
Customer relationships	4,000
Trade name and trademarks	711
Non-compete agreements	600
Goodwill	18,784
Total	$28,808
Operating results for SMART Temps are included in our Condensed Consolidated Statements of Operations from January 9, 2017. The Condensed Consolidated Balance Sheet as of June 30, 2017 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
As of the date of acquisition, the weighted average useful life for all the identifiable intangibles listed above was 5.9 years. For purposes of determining fair value, the purchased and core technology identified above is assumed to have a useful life of five years, the customer relationships are assumed to have useful lives of seven years, the trade name and trademarks are assumed to have useful lives of five years and the non-compete agreements are assumed to have useful lives of five years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets.
The amounts of revenue and net loss included in the Condensed Consolidated Statements of Operations from the acquisition date of January 9, 2017 were $3.6 million and $(0.9) million, respectively. Costs directly related to the acquisition, including legal, accounting and valuation fees of approximately $0.8 million have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations.
The following consolidated pro forma information is as if the acquisition had occurred on October 1, 2015 (in thousands):

	Three months ended June 30,	Nine months ended June 30,
	2016	2017	2016
Revenue	$53,035	$137,463	$156,046
Income from continuing operations	$3,757	$4,332	$8,330
Net income	$3,757	$4,332	$11,560
Pro forma income from continuing operations and net income were both adjusted to exclude interest expense related to debt that was paid off prior to acquisition, adjust amortization to the fair value of the intangibles acquired and remove any costs that SMART Temps incurred associated with the sale transaction.

2. ACQUISITIONS (CONTINUED)
Acquisition of FreshTemp, LLC
On November 1, 2016, we purchased all of the outstanding interests of FreshTemp, LLC (“FreshTemp”), a Pittsburgh-based provider of temperature monitoring and automated task management solutions for the food industry. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to create an advanced portfolio of products for the Solutions segment.
The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $1.7 million was paid at time of closing. The earn-out payments are based on revenue related to certain customer contracts entered into by June 30, 2017. The fair value of this contingent consideration was $1.3 million at the date of acquisition and $1.1 million at June 30, 2017 (see Note 7 to the Condensed Consolidated Financial Statements). The final calculation date will be on June 30, 2018. The cumulative amount of these earn-out payments will not exceed $2.3 million. We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out. Costs directly related to the acquisition, including legal, accounting and valuation fees, of approximately $50,000 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations.
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
Operating results for FreshTemp are included in our Condensed Consolidated Statements of Operations from November 1, 2016. The Condensed Consolidated Balance Sheet as of June 30, 2017 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The identifiable intangibles values and net working capital values were finalized in the second fiscal quarter of 2017.
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
Since the FreshTemp acquisition occurred close to the beginning of our fiscal 2017, the pro forma amounts would not be materially different from actual amounts. Revenue for the three and nine months ended June 30, 2017 related to the FreshTemp

2. ACQUISITIONS (CONTINUED)
acquisition was $0.2 million and $0.4 million, respectively. As our operating costs related to the FreshTemp acquisition are integrated into the Company’s operating income and related earnings per share, the separate FreshTemp amounts are not determinable for fiscal 2017. Pro forma information for fiscal 2016 was not materially different from actual amounts.
Acquisition of Bluenica Corporation
On October 5, 2015, we purchased all of the outstanding stock of Bluenica Corporation (“Bluenica”), a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors, which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met.  This acquisition formed the basis for our Solutions segment.
The terms of the acquisition included an upfront cash payment together with earn-out payments.  Cash of $2.9 million was paid at time of closing.  The earn-out payments are scheduled to be paid in installments over a four-year period based on revenue achievement of the acquired business. Each of the earn-out payments will be calculated based on the revenue performance of the Solutions segment for each respective earn-out period. The cumulative amount of these earn-out payments will not exceed $11.6 million.  An additional payment, not to exceed $3.5 million, may also be due depending on revenue performance.
The fair value of this contingent consideration was $10.4 million at the date of acquisition and $8.3 million at June 30, 2017 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out.
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

3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios Inc. (“Etherios”) to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments. Etherios was included in our single operating segment prior to fiscal 2017.
The terms of the sale agreement provided that West Monroe Partners, LLC would pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts was included within the total fair value of consideration received. These receivable amounts are unsecured and non-interest bearing. We received $3.0 million in October 2016. The carrying value of the remaining receivable of $2.0 million presented on our Condensed Consolidated Balance Sheet at June 30, 2017 approximates its fair value, which was determined using Level 3 cash flow fair value measurement techniques.
Goodwill was included in the net assets of Etherios based on the relative fair value of Etherios compared to the fair value of the Company, as the Company consisted of a single reporting unit for goodwill impairment testing purposes at the time of disposal.
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
Income from discontinued operations, after income taxes, as presented in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2016 is as follows (in thousands):

Nine months ended June 30, 2016
Services and solutions revenue	$891
Cost of services and solutions	713
Gross profit	178
Operating expenses:
Sales and marketing	148
Research and development	103
General and administrative	43
Total operating expenses	294
Loss from discontinued operations, before income taxes	(116)
Gain on sale of discontinued operations, before income taxes	2,870
Total income from discontinued operations, before income taxes	2,754
Income tax benefit on discontinued operations	(476)
Income from discontinued operations, after income taxes	$3,230
Income tax benefit on discontinued operations for the nine months ended June 30, 2016, was $0.5 million, which primarily represented income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, this transaction resulted in a capital loss, as the tax basis of the Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five year carryforward period, a deferred tax asset offset by a full valuation allowance was recorded in the third quarter of fiscal 2016 upon completion of the capital loss calculation.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$1,335	$4,277	$5,023	$9,634
Income from discontinued operations, after income taxes	—	—	—	3,230
Net income	$1,335	$4,277	$5,023	$12,864

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	26,522	25,904	26,390	25,684
Effect of dilutive securities:
Stock options and restricted stock units	434	396	720	472
Denominator for diluted net income per common share — adjusted weighted average shares	26,956	26,300	27,110	26,156

Basic net income per common share:
Continuing operations	$0.05	$0.17	$0.19	$0.38
Discontinued operations	$—	$—	$—	$0.13
Net income (1)	$0.05	$0.17	$0.19	$0.50
Diluted net income per common share:
Continuing operations	$0.05	$0.16	$0.19	$0.37
Discontinued operations	$—	$—	$—	$0.12
Net income	$0.05	$0.16	$0.19	$0.49

(1)	Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
For the three months ended June 30, 2017 and 2016, there were 1,910,081 and 1,829,631 potentially dilutive shares, respectively, and for the nine months ended June 30, 2017 and 2016, there were 1,169,422 and 1,806,131 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares.

5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2017	September 30, 2016
Accounts receivable, net:
Accounts receivable	$31,071	$30,885
Less allowance for doubtful accounts	344	209
Less reserve for future returns and pricing adjustments	2,166	1,991
Accounts receivable, net	$28,561	$28,685
Inventories:
Raw materials	$26,391	$21,116
Work in process	512	802
Finished goods	6,105	4,358
Inventories	$33,008	$26,276
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of June 30, 2017, seven of our 34 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than two years. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the nine months ended June 30, 2017 and 2016, we received proceeds from our available-for-sale marketable securities of $76.1 million and $46.7 million, respectively.

6. MARKETABLE SECURITIES (CONTINUED)
At June 30, 2017 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$10,226	$—	$(13)	$10,213
Commercial paper	2,000	—	(1)	1,999
Certificates of deposit	5,016	2	—	5,018
Current marketable securities	17,242	2	(14)	17,230
Non-current marketable securities:
Certificates of deposit	2,007	4	—	2,011
Total marketable securities	$19,249	$6	$(14)	$19,241

(1)	Included in amortized cost and fair value is purchased and accrued interest of $175.
At September 30, 2016 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,801	$—	$(34)	$28,767
Commercial paper	23,963	—	(20)	23,943
Certificates of deposit	3,755	13	—	3,768
Government municipal bonds	1,904	—	—	1,904
Current marketable securities	58,423	13	(54)	58,382
Non-current marketable securities:
Certificates of deposit	3,505	36	—	3,541
Total marketable securities	$61,928	$49	$(54)	$61,923

(1)	Included in amortized cost and fair value is purchased and accrued interest of $271.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	June 30, 2017
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$10,213	$(13)	$—	$—
Commercial paper	1,999	(1)	—	—
Certificates of deposit	251	—	—	—
Total	$12,463	$(14)	$—	$—

	September 30, 2016
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$24,454	$(33)	$4,102	$(1)
Commercial paper	23,943	(20)	—	—
Total	$48,397	$(53)	$4,102	$(1)

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
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market	$53,874	$53,874	$—	$—
Corporate bonds	10,213	—	10,213	—
Commercial paper	1,999	—	1,999	—
Certificates of deposit	7,029	—	7,029	—
Total assets measured at fair value	$73,115	$53,874	$19,241	$—
Liabilities:
Contingent consideration on acquired businesses	$9,422	$—	$—	$9,422
Total liabilities measured at fair value	$9,422	$—	$—	$9,422

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2016	Level 1	Level 2	Level 3
Assets:
Money market	$44,319	$44,319	$—	$—
Corporate bonds	28,767	—	28,767	—
Commercial paper	23,943	—	23,943	—
Certificates of deposit	7,309	—	7,309	—
Government municipal bonds	1,904	—	1,904	—
Total assets measured at fair value	$106,242	$44,319	$61,923	$—
Liabilities:
Contingent consideration on acquired businesses	$9,960	$—	$—	$9,960
Total liabilities measured at fair value	$9,960	$—	$—	$9,960

7. FAIR VALUE MEASUREMENTS (CONTINUED)
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the nine months ended June 30, 2017.
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
As discussed in Note 2, we are required to make contingent payments for our acquisitions. In connection with the Bluenica acquisition, we are required to make contingent payments over a period of up to four years, subject to the Solutions segment achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million. In connection with the FreshTemp acquisition, we are required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million. For the SMART Temps acquisition, we are required to make a contingent payment after December 31, 2017 based on achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10,000. The fair values of these contingent payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations include the discount rate and various probability factors. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period as a charge or credit to general and administrative expense within the Condensed Consolidated Statements of Operations.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Fair value at beginning of period	$10,068	$10,522	$9,960	$—
Purchase price contingent consideration	—	—	1,310	10,400
Contingent consideration payments	—	—	(518)	—
Change in fair value of contingent consideration	(646)	65	(1,330)	187
Fair value at end of period	$9,422	$10,587	$9,422	$10,587
The change in fair value of contingent consideration relates to the acquisitions of Bluenica, FreshTemp and SMART Temps and is included in general and administrative expense. The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 75.8% to 98.0% for Bluenica, between 75% and 100% for FreshTemp and 0% for SMART Temp. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	June 30, 2017			September 30, 2016
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$51,017	$(45,757)	$5,260	$46,594	$(44,999)	$1,595
License agreements	144	(15)	129	18	(10)	8
Patents and trademarks	12,410	(11,133)	1,277	11,619	(10,871)	748
Customer relationships	21,735	(16,412)	5,323	17,463	(15,773)	1,690
Non-compete agreements	600	(60)	540	—	—	—
Total	$85,906	$(73,377)	$12,529	$75,694	$(71,653)	$4,041
Amortization expense was $0.9 million and $0.5 million for the three month periods ended June 30, 2017 and 2016, respectively. Amortization expense was $1.8 million and $1.4 million for the nine month periods ended June 30, 2017 and 2016, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2017 and the five succeeding fiscal years is (in thousands):

2017 (three months)	$714
2018	2,831
2019	2,733
2020	1,822
2021	1,543
2022	1,369
The changes in the carrying amount of goodwill are (in thousands):

	Nine months ended June 30,
	2017	2016
Beginning balance, October 1	$109,448	$100,183
Acquisitions	21,434	10,985
Foreign currency translation adjustment	187	(1,288)
Ending balance, June 30	$131,069	$109,880
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. The calculation of goodwill impairment requires us to make assumptions about the fair value of our reporting unit(s), which historically has been approximated by using our market capitalization plus a control premium for our one reporting unit. Control premium assumptions require judgment and actual results may differ from assumed or estimated amounts.
As of the third quarter of fiscal 2017, the Company has determined that we now have two reportable operating segments: the Solutions segment and the M2M segment (see Note 9 to the Condensed Consolidated Financial Statements). As a result, we concluded that the Solutions segment and the M2M segment constitute separate reporting units for purposes of the ASC 350-20-35 “Goodwill Measurement of Impairment” assessment and both units were tested individually for impairment.
Our test for potential goodwill impairment is a two-step approach. First, we estimate the fair values for each reporting unit by comparing the fair value to the carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, then we conduct the second step, which requires us to measure the amount of the impairment loss. The impairment loss, if any, is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit’s assets and liabilities, excluding goodwill, is estimated. The excess of the fair

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit’s goodwill.
At June 30, 2017, we had a total of $98.6 million of goodwill on our Condensed Consolidated Balance Sheet for the M2M reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 7%. At June 30, 2017, we had a total of $32.5 million of goodwill on our Condensed Consolidated Balance Sheet for the Solutions reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 8%.
Based on the information above, we concluded that no impairment was indicated for either reporting unit and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded.
Implied fair values, for both reporting units were calculated using a weighted combination of the income approach and market approach.
The income approach indicates the fair value of a business based on the value of the cash flows the business or asset can be expected to generate in the future. A commonly used variation of the income approach used to value a business is the discounted cash flow (“DCF”) method. The DCF method is a valuation technique in which the value of a business is estimated on the earnings capacity, or available cash flow, of that business. Earnings capacity represents the earnings available for distribution to capital holders after consideration of the reinvestment required for future growth. Significant judgment is required to estimate the amount and timing of future cash flows for each reporting unit and the relative risk of achieving those cash flows.
The Market Approach indicates the fair value of a business or asset based on a comparison of the business or asset to comparable publicly traded companies or assets and transactions in its industry as well as prior company or asset transactions. This approach can be estimated through the guideline company method. This method indicates fair value of a business by comparing it to publicly traded companies in similar lines of business. After identifying and selecting the guideline companies, we make judgments about the comparability of the companies based on size, growth rates, profitability, risk, and return on investment in order to estimate market multiples. These multiples are then applied to the reporting units to estimate a fair value.
Should the facts and circumstances surrounding our assumptions change, the first step of our goodwill impairment analysis may fail. Assumptions and estimates to determine fair values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicated of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have had no goodwill impairment losses since the adoption of Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Others, in fiscal 2003.
9. SEGMENT INFORMATION
As of the fiscal quarter ended June 30, 2017, we determined that we now have two reportable operating segments for purposes of ASC 280-10-50 “Segments Reporting”:

•	M2M segment; and

•	Solutions segment.
This determination was made by considering both qualitative and quantitative information. The qualitative information considered during the quarter ended June 30, 2017 included, but was not limited to, the following: the nature of the products and services and customers differ between the two segments, the Chief Operating Decision Maker (“CODM”) started reviewing both segments’ operating results separately and now makes decisions about the allocation of resources, and discrete financial information is available through operating income (loss) for both segments. During the third quarter of fiscal 2017, the recently acquired Solutions entities financial systems were integrated allowing for the review of discrete financial information for the Solutions segment. In addition, based on current expectations, we now expect the Solutions segment to meet the quantitative thresholds for a separate reporting segment. The financial results of the Solutions entities were previously considered not to meet the quantitative thresholds for a separate reporting segment.

9. SEGMENT INFORMATION (CONTINUED)
Our segments are described below:
M2M
Our M2M segment is composed of:

•	Cellular routers and gateways;

•	Radio frequency (“RF”) which include our XBee® modules as well as other RF solutions;

•	Embedded products include Digi Connect® and Rabbit® embedded systems on module and single board computers;

•	Network products, which has the highest concentration of mature products, including console and serial servers and USB connected products;

•	Wireless design services;

•	Digi Remote Manager®; and

•	Support services which offers various levels of technical services for development assistance, consulting and training.
Solutions
Our Solutions segment was formed through the January 2017 acquisition of SMART Temps, LLC (“SMART Temps”), the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”) and the October 2015 acquisition of Bluenica Corporation, which we renamed SafeTemps. These businesses provide automated monitoring and reporting solutions to food service, transportation and logistics, and healthcare and pharmaceutical companies.
We measure our segment results primarily by reference to revenue and operating income (loss). Certain costs incurred at the corporate level are allocated to our segments. These costs include information technology, employee benefits and shared facility services. The information technology and shared facility costs are allocated based on headcount and the employee benefits costs are allocated based on compensation costs.
Summary operating results for each of our segments were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenue
M2M	$42,845	$51,868	$131,653	$152,110
Solutions	2,894	262	4,876	441
Total revenue	$45,739	$52,130	$136,529	$152,551
Operating income (loss)
M2M	$1,541	$5,698	$6,831	$13,333
Solutions	(832)	(573)	(2,188)	(1,266)
Total operating income (loss)	$709	$5,125	$4,643	$12,067
Depreciation and amortization
M2M	$904	$1,018	$2,704	$3,125
Solutions	735	138	1,325	407
Total depreciation and amortization	$1,639	$1,156	$4,029	$3,532
Total expended for property, plant and equipment was as follows (in thousand):

	Nine months ended June 30,
	2017	2016
Expended for property, plant and equipment
M2M	$1,545	$1,496
Solutions	32	88
Total expended for property, plant and equipment	$1,577	$1,584

9. SEGMENT INFORMATION (CONTINUED)
Total assets for each of our segments were as follows (in thousands):

	June 30, 2017	September 30, 2016
Assets
M2M	$184,460	$184,917
Solutions	47,949	13,599
Unallocated*	111,293	137,650
Total assets	$343,702	$336,166
*Unallocated consists of cash and cash equivalents, current marketable securities and long-term marketable securities.
10. INCOME TAXES
Income tax provision for continuing operations was $0.2 million for the nine months ended June 30, 2017. Net tax benefits specific to the nine months ended June 30, 2017 were $0.8 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the nine months ended June 30, 2017, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain tax credits in the U.S.
Income tax provision for continuing operations was $2.1 million for the nine months ended June 30, 2016. Net tax benefits specific to the nine months ended June 30, 2016 were $1.2 million which resulted from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. In addition, we filed an amended income tax return resulting in an additional domestic refund related to qualified manufacturing activities. For the nine months ended June 30, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2016	$1,708
Increases related to:
Prior year income tax positions	8
Decreases related to:
Expiration of statute of limitations	(611)
Unrecognized tax benefits as of June 30, 2017	$1,105
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $0.9 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.2 million over the next 12 months.
11. PRODUCT WARRANTY OBLIGATION
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

11. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2017	$892	$248	$(165)	$975
Three months ended June 30, 2016	$944	$404	$(213)	$1,135

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2017	$1,033	$479	$(537)	$975
Nine months ended June 30, 2016	$1,014	$696	$(575)	$1,135
We are not responsible for, and do not warrant, that custom software versions created by original equipment manufacturer (“OEM”) customers based upon our software source code will function in a particular way, will conform to any specifications or are fit for any particular purpose. Further, we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.
12. CONTINGENCIES
On June 19, 2017 Weatherproof Wireless, LLC filed a complaint against us in federal court in the District of Delaware. The complaint includes allegations against us pertaining to the infringement of Weatherproof Wireless, LLC patents by our access gateway and wireless router pods for public safety communications structures, including the Digi Utility Communication Hub with 4G LTE. We cannot predict the outcome of this matter or estimate a range of loss at this time or whether it will have a materially adverse impact on our business prospects and our consolidated financial condition, results of operations or cash flow.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
13. STOCK-BASED COMPENSATION
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
The 2017 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2017 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Awards may be granted under the 2017 Plan until January 29, 2027. Options under the 2017 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock units shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. As of June 30, 2017, there were approximately 1,501,604 shares available for future grants under the 2017 Plan.

13. STOCK-BASED COMPENSATION (CONTINUED)
The 2016 Plan, under which grants ceased upon approval of the 2017 Plan, initially authorized the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who was a natural person and provided services to us or our affiliates. Options that were granted under the 2016 Plan typically vested over a four-year period and expired if unexercised after seven years from the date of grant. RSUs that were granted to directors typically vested in one year. RSUs that were granted to executives and employees typically vested in November or January over a four-year period. Options under the 2016 Plan could be granted as either ISOs or NSOs. The exercise price of options and the grant date price of restricted stock was determined by our Compensation Committee but were not less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issued new shares of stock.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the nine months ended June 30, 2017 and 2016, our employees forfeited 48,076 shares and 47,172 shares, respectively in order to satisfy $0.6 million and $0.5 million, respectively of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Cash received from the exercise of stock options was $3.3 million and $6.7 million during the nine months ended June 30, 2017 and 2016, respectively. There were $0.3 million and $0.2 million in excess tax benefits from stock-based compensation for the nine months ended June 30, 2017 and 2016, respectively.
We sponsor an Employee Stock Purchase Plan (the “Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.7 million during both nine month periods ended June 30, 2017 and 2016. Pursuant to the Purchase Plan, 72,594 and 80,468 common shares were issued to employees during the nine months ended June 30, 2017 and 2016, respectively. Shares are issued under the Purchase Plan from treasury stock. As of June 30, 2017, 441,022 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Cost of sales	$52	$54	$168	$159
Sales and marketing	348	239	1,033	665
Research and development	160	144	497	439
General and administrative	614	507	1,804	1,395
Stock-based compensation before income taxes	1,174	944	3,502	2,658
Income tax benefit	(383)	(308)	(1,140)	(858)
Stock-based compensation after income taxes	$791	$636	$2,362	$1,800
Stock-based compensation cost capitalized as part of inventory was immaterial as of June 30, 2017 and September 30, 2016.

13. STOCK-BASED COMPENSATION (CONTINUED)
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2016	3,963	$10.36
Granted	598	12.87
Exercised	(307)	10.62
Forfeited / Canceled	(254)	13.08
Balance at June 30, 2017	4,000	$10.54	4.5	$2,771

Exercisable at June 30, 2017	2,734	$10.18	3.7	$2,068
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $10.15 as of June 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the nine months ended June 30, 2017 was $0.9 million and during the nine months ended June 30, 2016 was $1.8 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2017	2016
Weighted average per option grant date fair value	$4.64	$3.92
Assumptions used for option grants:
Risk free interest rate	1.46% - 1.96%	1.41% - 1.85%
Expected term	6.00 years	6.00 years
Expected volatility	33% - 34%	32% - 33%
Weighted average volatility	34%	32%
Expected dividend yield	0	0
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
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used during the nine months ended June 30, 2017 was 10.0%. As of June 30, 2017 the total unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $3.9 million and the related weighted average period over which it is expected to be recognized is approximately 3.2 years.

13. STOCK-BASED COMPENSATION (CONTINUED)
A summary of our non-vested restricted stock units as of June 30, 2017 and changes during the nine months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	505	$9.67
Granted	283	$12.78
Vested	(192)	$9.37
Canceled	(9)	$11.06
Nonvested at June 30, 2017	587	$11.24
As of June 30, 2017, the total unrecognized compensation cost related to non-vested restricted stock units was $4.4 million, and the related weighted average period over which it is expected to be recognized is approximately 1.5 years.
14. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands):

	Q3 2017 Restructuring		Q2 2016 Restructuring	Q1 2016 Restructuring
	Employee Termination Costs	Other	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2015	$—	$—	$—	$—	$—	$—
Restructuring charge	—	—	78	480	195	753
Payments	—	—	(78)	(481)	(195)	(754)
Reversals	—	—	—	(6)	—	(6)
Foreign currency fluctuation	—	—	—	7	—	7
Balance at September 30, 2016	—	—	—	—	—	—
Restructuring charge	2,258	257	—	—	—	2,515
Payments	(199)	(70)	—	—	—	(269)
Reversals	—	—	—	—	—	—
Foreign currency fluctuation	50	6	—	—	—	56
Balance at June 30, 2017	$2,109	$193	$—	$—	$—	$2,302
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

14. RESTRUCTURING (CONTINUED)
Q3 2017 Restructuring
In May 2017, we approved a restructuring plan primarily impacting our France location. We also eliminated certain employee costs in the U.S. The restructuring is a result of a decision to consolidate our France operations to our Europe, Middle East and Africa (“EMEA”) headquarters in Munich. The total restructuring charges amounted to $2.5 million that included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017. These actions resulted in an elimination of 10 positions in the U.S. and 8 positions in France. The payments associated with these charges are expected to be completed by the fourth quarter ending September 30, 2018.
15. COMMON STOCK REPURCHASE
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
On May 2, 2017, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expires on May 1, 2018. Shares repurchased under the new program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations. During the third quarter of fiscal 2017, we began to repurchase our common stock on the open market. During the first nine months of fiscal 2017, we repurchased 28,691 shares for $0.3 million. As of June 30, 2017, $19.7 million remains available for repurchase.

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
We believe that the presentation of EBITDA from continuing operations as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired. EBITDA from continuing operations is used as an internal metric for executive compensation, as well as incentive compensation for the broader employee base, and it is monitored quarterly for these purposes.

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
OVERVIEW
We are a leading global provider of business and mission-critical machine-to-machine (“M2M”) and Internet-of-Things (“IoT”) connectivity products and services. As of the fiscal quarter ended June 30, 2017, we determined that we have two reportable operating segments for purposes of ASC 280-10-50 “Segments Reporting”:

•	M2M segment; and

•	Solutions segment.
Our M2M segment consists primarily of distinct communications products and communication product development services. Among other things, these products and services help our customers create next generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. We create secure, easy to implement embedded solutions and services to help customers build IoT connectivity. We also deploy ready to use, complete box solutions to connect remote machinery. We also offer dedicated professional services for the design of specialized wireless communications products for customers. Finally, through this segment we offer managed cloud services that enable customers to capture and manage data from devices they connect to networks. The products and services of this segment are used by a wide range of businesses and institutions.
All of the revenue we report in our consolidated financial statements as hardware product revenue is derived from products included in this segment. These products include our cellular routers and gateways, radio frequency (“RF”), embedded and network products. Our cellular product category includes our cellular routers and all gateways. Our RF product category includes our XBee® modules as well as other RF Solutions.  Our Embedded product category includes Digi Connect® and Rabbit® embedded systems on module and single board computers.  Our network product category, which has the highest concentration of mature products, includes console and serial servers and USB connected products.
Revenues we report as services and solutions revenue in our consolidated financial statements from this segment include wireless design services, Digi Remote Manager® and support services we provide for our hardware products.
Our Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services to the food service, transportation, healthcare and pharma markets. The offerings from this segment are marketed as Digi Smart Solutions™. We have formed the Solutions segment through a series of acquisitions including the October 2015 acquisition of Bluenica Corporation (“Bluenica”), the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”) and the January 2017 acquisition of SMART Temps, LLC (“SMART Temps”) to enhance and expand the capabilities of the Solutions segment. All revenues from this segment are reported in our consolidated financial statements as services and solutions revenue as customers subscribe for ongoing monitoring services that are enabled by the deployment of hardware and related software.
For further detail on segment performance, see Segment Results of Operations section of the management discussion and analysis.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In May 2017, we approved a restructuring plan primarily impacting our France location. We also eliminated certain employee costs in the U.S. The restructuring is a result of a decision to consolidate our France operations to our EMEA headquarters in Munich. The total restructuring charges amounted to $2.5 million that included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017. These actions resulted in an elimination of 10 positions in the U.S. and 8 positions in France.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2017 that we feel are most important in these evaluations:
Total Revenue was $45.7 Million. Our revenue was $45.7 million for the third quarter of fiscal 2017 compared to $52.1 million in the third quarter of fiscal 2016. Hardware product revenue decreased by $9.9 million, or 19.6%. Hardware product revenue performance decreased in all product categories, with the exception of cellular product revenue, which remained consistent compared to the same period a year ago. Revenue was also unfavorably impacted by $0.1 million due to the weakening of the British Pound and Euro compared to the U.S. Dollar.
Services and solutions revenue increased by $3.5 million, or 220.8% in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. This increase was driven primarily by the continued growth and expansion of our Solutions segment, which included incremental revenue from our recent acquisitions of SMART Temps and FreshTemp of $2.4 million (see Note 2 to our Condensed Consolidated Financial Statements).
Gross Margin was 49.2%. Our gross margin decreased as a percentage of revenue to 49.2% in the third quarter of fiscal 2017 as compared to 49.8% in the third quarter of fiscal 2016. Gross margin was negatively impacted by lower revenue and product mix as the network category, which includes traditionally higher margin products, declined.
Income tax benefit for the third fiscal quarter of 2017 was $0.7 million. Income tax benefit of $0.7 million for the third quarter of fiscal 2017 was primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. Income tax provision for the third fiscal quarter of 2016 was $0.5 million, which included a tax benefit of $0.5 million specific to that period primarily for an amended tax return resulting in an additional domestic refund related to qualified manufacturing activities.
Net income for the third fiscal quarter of 2017 was $1.3 million, or $0.05 per diluted share. Net income for the third fiscal quarter of 2016 was $4.3 million, or $0.16 per diluted share.
EBITDA from continuing operations for the third fiscal quarter of 2017 was $2.1 Million, or 4.7% of total revenue. In the third fiscal quarter of fiscal 2016, EBITDA from continuing operations was $5.9 million, or 11.4% of total revenue.
Below is a reconciliation of Income from continuing operations to EBITDA from continuing operations:

	Three months ended June 30,
	2017		2016
($ in thousands)		% of total revenue		% of total revenue
Total revenue	$45,739	100.0%	$52,130	100.0%

Income from continuing operations	$1,335		$4,277
Interest income, net	(153)		(43)
Income tax provision	(694)		532
Depreciation and amortization	1,639		1,156
EBITDA from continuing operations	$2,127	4.7%	$5,922	11.4%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2017		2016		(decr.)	2017		2016		(decr.)
Revenue:
Hardware product	$40,660	88.9%	$50,547	97.0%	(19.6)	$125,599	92.0%	$147,526	96.7%	(14.9)
Services and solutions	5,079	11.1	1,583	3.0	220.8	10,930	8.0	5,025	3.3	117.5
Total revenue	45,739	100.0	52,130	100.0	(12.3)	136,529	100.0	152,551	100.0	(10.5)
Cost of sales:
Cost of hardware product	20,286	44.3	24,988	48.0	(18.8)	64,213	47.0	73,981	48.5	(13.2)
Cost of services and solutions	2,968	6.5	1,165	2.2	154.8	6,476	4.8	3,494	2.3	85.3
Total cost of sales	23,254	50.8	26,153	50.2	(11.1)	70,689	51.8	77,475	50.8	(8.8)
Gross profit	22,485	49.2	25,977	49.8	(13.4)	65,840	48.2	75,076	49.2	(12.3)
Operating expenses	21,776	47.6	20,852	40.0	4.4	61,197	44.8	63,009	41.3	(2.9)
Operating income	709	1.6	5,125	9.8	(86.2)	4,643	3.4	12,067	7.9	(61.5)
Other (expense) income, net	(68)	(0.2)	(316)	(0.6)	(78.5)	599	0.4	(365)	(0.2)	(264.1)
Income from continuing operations, before income taxes	641	1.4	4,809	9.2	(86.7)	5,242	3.8	11,702	7.7	(55.2)
Income tax (benefit) provision	(694)	(1.5)	532	1.0	(230.5)	219	0.1	2,068	1.4	(89.4)
Income from continuing operations	1,335	2.9%	4,277	8.2%	(68.8)	5,023	3.7	9,634	6.3	(47.9)
Income from discontinued operations, after income taxes	—	—	—	—	—	—	—	3,230	2.1	(100.0)
Net income	$1,335	2.9%	$4,277	8.2%	(68.8)	$5,023	3.7%	$12,864	8.4%	(61.0)
REVENUE
Hardware Product
Below is our revenue by hardware product category :

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2017		2016		(decr.)	2017		2016		(decr.)
Cellular routers and gateways	$10,768	26.5%	$10,756	21.3%	0.1	$35,972	28.6%	$35,826	24.3%	0.4
RF	7,099	17.5	9,517	18.8	(25.4)	21,634	17.2	26,582	18.0	(18.6)
Embedded	11,799	29.0	13,774	27.3	(14.3)	35,352	28.2	40,697	27.6	(13.1)
Network	10,994	27.0	16,500	32.6	(33.4)	32,641	26.0	44,421	30.1	(26.5)
Total hardware product revenue	$40,660	100.0%	$50,547	100.0%	(19.6)	$125,599	100.0%	$147,526	100.0%	(14.9)
Cellular router and gateway revenue remained consistent for the three months ended June 30, 2017 compared to the same period a year ago. Cellular router and gateway revenue increased $0.1 million, or 0.4%, for the nine months ended June 30, 2017 compared to the same period a year ago. The cellular router and gateway revenue is driven by large awards-based customer projects and is subject to revenue fluctuations from period to period.
RF product revenue decreased $2.4 million, or 25.4%, for the three months ended June 30, 2017 compared to the same period a year ago. RF products revenue decreased $4.9 million, or 18.6%, for the nine months ended June 30, 2017 compared to the same period a year ago. The decrease in both the three and nine month periods compared to the same periods in the prior fiscal year were primarily a result of project roll-outs in our Latin America and North America regions that occurred in the first nine months of fiscal 2016. RF products can fluctuate from period to period because of large customer projects. We are encouraged by the design wins and building pipeline for our new cellular XBee, released in March 2017. The product is an embedded module that speeds product introduction and lowers development and certification costs. We anticipate design wins to convert to revenues when production volumes contribute in fiscal 2018.
Embedded product revenue decreased $2.0 million and $5.3 million, or 14.3% and 13.1%, for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. The decreases were primarily due to lower sales of our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

embedded modules particularly in the North American and EMEA regions, as there were significant customers moving their products to production in the prior fiscal year, and a decrease in sales of Rabbit embedded modules, which are in the mature portion of their product life cycle. While we expect mature products, like Rabbit, to face ongoing challenges, we are encouraged by the design wins and building pipeline for our new ConnectCore 6UL, released for general availability in April 2017. The ConnectCore 6UL is a power efficient, low cost and small industrial System-on-Module (“SOM”). We expect design wins for this product to convert to revenues when production volumes contribute in fiscal 2018.
Network products revenue decreased by $5.5 million and $11.8 million, or 33.4% and 26.5%, for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. The decreases were primarily due to significant terminal server sales to large customers in the prior fiscal year, partially offset by an increase in sales of USB connected products. Most of our network products are in the mature phase of their product life cycles and are facing a long-term trend of revenue decline. Our network products revenue declined in the first nine months of fiscal 2017 more than anticipated. We plan to invest marginally in dedicated research and development resources for this category to soften the decline in fiscal 2018.
Services and Solutions
Revenue from our services and solutions offerings increased $3.5 million and $5.9 million, or 220.8% and 117.5% for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. This increase was driven primarily by the continued growth and expansion of our Solutions segment. This Solutions segment growth, was primarily incremental revenue from our recent acquisitions of SMART Temps and FreshTemp of $2.4 million and $3.9 million for the three and nine months ended June 30, 2017, respectively, compared to the same period a year ago (see Note 2 to our Condensed Consolidated Financial Statements). We are now servicing more than 12,000 sites and our annual recurring revenue continues to grow. Revenue also increased in wireless design services in both the three and nine months ended June 30, 2017 compared to the same period a year ago.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended June 30,		$ incr.	% incr.	Nine months ended June 30,		$ incr.	% incr.
($ in thousands)	2017	2016	(decr.)	(decr.)	2017	2016	(decr.)	(decr.)
North America, primarily United States	$30,305	$34,412	(4,107)	(11.9)	$89,678	$98,312	(8,634)	(8.8)
Europe, Middle East & Africa	9,703	11,681	(1,978)	(16.9)	29,059	33,663	(4,604)	(13.7)
Asia	4,508	5,013	(505)	(10.1)	14,446	15,162	(716)	(4.7)
Latin America	1,223	1,024	199	19.4	3,346	5,414	(2,068)	(38.2)
Total revenue	$45,739	$52,130	(6,391)	(12.3)	$136,529	$152,551	(16,022)	(10.5)
Revenue in North America decreased by $4.1 million and $8.6 million, or 11.9%, and 8.8%, for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. The decreases in both comparable periods were primarily a result of decreased sales of network and RF products, partially offset by incremental revenue from acquired Solutions segment companies of $2.4 million and $3.9 million for the three and nine months ended June 30, 2017. Wireless design services revenue increased $0.7 million and $1.1 million for the three and nine months ended June 30, 2017, respectively compared to the same periods in the prior fiscal year.
Revenue in EMEA decreased by $2.0 million and $4.6 million, or 16.9% and 13.7%, for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. The decreases in both comparable periods were primarily due to decreased revenue for embedded modules and network products compared to the same periods in the prior fiscal year. In addition, revenue was unfavorably impacted by $0.1 million and $0.6 million for the three and nine months ended June 30, 2017, respectively, compared to the same period a year ago, as both the Euro and British Pound weakened against the U.S. Dollar (see Foreign Currency Risk in Part I, Item 3, of this Form 10-Q).
Revenue in Asia decreased by $0.5 million and $0.7 million, or 10.1% and 4.7%, for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. The decreases in both comparable periods was primarily due to a decrease in embedded products revenue, partially offset by an increase in revenue from network and RF products.
Revenue in Latin America increased by $0.2 million, or 19.4% for the three months ended June 30, 2017 compared to the same period a year ago. Network product revenue increased, partially offset by a decrease in embedded and RF product revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue in Latin America decreased by $2.1 million, or 38.2% for the nine months ended June 30, 2017 compared to the same period a year ago, primarily due to RF project sales in the first nine months of fiscal 2016 that were not replaced in the first nine months of fiscal 2017.
No significant changes were made to our pricing strategy that impacted revenue during the nine months ended June 30, 2017 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products, services and solutions.
GROSS PROFIT
Gross profit for the three months ended June 30, 2017 and 2016 was $22.5 million and $26.0 million, respectively, a decrease of $3.5 million, or 13.4%. Gross profit for the nine months ended June 30, 2017 and 2016 was $65.8 million and $75.1 million, respectively, a decrease of $9.3 million, or 12.3%.
Hardware product gross profit for the three months ended June 30, 2017 was $20.4 million, or 50.1%, compared to $25.6 million, or 50.6%, for the three months ended June 30, 2016. Hardware product gross profit for the nine months ended June 30, 2017 was $61.4 million, or 48.9%, compared to $73.5 million, or 49.9%, for the nine months ended June 30, 2016. The decrease for both comparative periods was due primarily to lower revenue performance in our network category, which includes traditionally higher margin products. We expect the network category to continue to decline and create pressure on our gross profit in future periods.
Services and solutions gross profit was $2.1 million, or 41.6%, and $0.4 million, or 26.4% for the three months ended June 30, 2017 and 2016, respectively. Services and solutions gross profit was $4.5 million, or 40.8%, and $1.5 million, or 30.5% for the nine months ended June 30, 2017 and 2016, respectively. The increases in the three and nine month comparable periods were primarily a result of increased sales from the Solutions segment, which have a higher gross margin. Services and solutions gross profit may vary from quarter to quarter, as our wireless product design and development service margins are highly dependent on the utilization rates of our personnel. However, we expect our Solutions segment gross margin to increase in future periods as recurring revenue from this segment increases.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2017		2016		(decr.)	2017		2016		(decr.)
Sales and marketing	$8,504	18.6%	$8,627	16.5%	$(123)	$25,557	18.7%	$25,310	16.6%	$247
Research and development	7,420	16.2%	7,948	15.3%	(528)	21,304	15.6%	23,543	15.4%	(2,239)
General and administrative	3,337	7.3%	4,283	8.2%	(946)	11,821	8.7%	13,409	8.8%	(1,588)
Restructuring charges (reversals), net	2,515	5.5%	(6)	—%	2,521	2,515	1.8%	747	0.5%	1,768
Total operating expenses	$21,776	47.6%	$20,852	40.0%	$924	$61,197	44.8%	$63,009	41.3%	$(1,812)
Sales and marketing expenses decreased $0.1 million for the three months ended June 30, 2017 compared to the same period a year ago primarily due to a reduction of compensation related expenses of $0.9 million mostly related to lower incentive compensation expense, partially offset by incremental expenses for SMART Temps of $0.7 million. Sales and marketing expenses increased $0.2 million for the nine months ended June 30, 2017 compared to the same period a year ago. The increase was primarily related to incremental costs for sales and marketing expenses for SMART Temps of $1.2 million, partially offset by a reduction in incentive plan compensation expense of $1.1 million.
Research and development expenses decreased $0.5 million and $2.2 million for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. The decreases for the three and nine months ended June 30, 2017 compared to the same periods a year ago were primarily due to a reduction of employee-related expenses of $1.0 million and $2.7 million, respectively, primarily related to a reduction in incentive plan compensation as thresholds are not expected to be met. This was partially offset by incremental costs for research and development expenses for SMART Temps of $0.3 million and $0.5 million for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses decreased $0.9 million and $1.6 million for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. The decreases for the three and nine months ended June 30, 2017 compared to the same periods a year ago was the result of decreased incentive plan compensation expense of $0.9 million and $1.8 million, respectively, and decreased earn-out adjustments for fair value of contingent consideration of $0.6 million and $1.3 million, respectively. This was partially offset by an increase of $0.8 million of merger and acquisition costs for the nine months ended June 30, 2017 compared to the prior year comparable period. Incremental expenses for SMART Temps were $0.5 million and $1.0 million for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago.
During the third quarter of fiscal 2017, we incurred $2.5 million of restructuring expenses primarily impacting our France location. In addition, we also eliminated certain employee costs in the U.S. The restructuring is a result of a decision to consolidate our France operations to our EMEA headquarters in Munich. We incurred restructuring expenses of $0.7 million for the nine months ended June 30, 2016 pertaining to our corporate staff and related employee termination costs associated with the merging of our Dortmund, Germany office into our Munich, Germany office and contract termination charges associated with the consolidation of our Minneapolis, Minnesota office into our Minnetonka, Minnesota headquarters (see Note 14 to our Condensed Consolidated Financial Statements).
OTHER INCOME, NET
We recorded an increase in other (expense) income, net of $0.2 million and $1.0 million for the three and nine months ended June 30, 2017, compared to the same periods a year ago primarily related to foreign currency gains. The foreign currency gains were mostly related to the weakening of the Japanese Yen against the U.S. dollar, as non-functional currencies were remeasured at the current rate.
INCOME TAXES
Income tax provision for continuing operations was $0.2 million for the nine months ended June 30, 2017. Net tax benefits specific to the nine months ended June 30, 2017 were $0.8 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the nine months ended June 30, 2017, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain tax credits in the U.S.
Income tax provision for continuing operations was $2.1 million for the nine months ended June 30, 2016. Net tax benefits specific to the nine months ended June 30, 2016 were $1.2 million which resulted from the reinstatement of the federal research and development tax credit for calendar year 2015 and reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. In addition, we filed an amended income tax return resulting in an additional domestic refund related to qualified manufacturing activities. For the nine months ended June 30, 2016, our continuing operations effective tax rate before items specific to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SEGMENT RESULTS OF OPERATIONS
M2M

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2017		2016		(decr.)	2017		2016		(decr.)
Revenue:
Hardware product	$40,660	94.9%	$50,547	97.5%	(19.6)	$125,599	95.4%	$147,526	97.0%	(14.9)
Services	2,185	5.1	1,321	2.5	65.4	6,054	4.6	4,584	3.0	32.1
Total revenue	42,845	100.0	51,868	100.0	(17.4)	131,653	100.0	152,110	100.0	(13.4)
Cost of sales:
Cost of hardware product	20,286	47.3	24,988	48.2	(18.8)	64,213	48.8	73,981	48.6	(13.2)
Cost of services	1,352	3.2	840	1.6	61.0	3,739	2.9	2,899	1.9	29.0
Total cost of sales	21,638	50.5	25,828	49.8	(16.2)	67,952	51.7	76,880	50.5	(11.6)
Gross profit	21,207	49.5	26,040	50.2	(18.6)	63,701	48.4	75,230	49.5	(15.3)
Total operating expenses	19,666	45.9	20,342	39.2	(3.3)	56,870	43.2	61,897	40.7	(8.1)
Operating income	1,541	3.6	5,698	11.0	(73.0)	6,831	5.2	13,333	8.8	(48.8)
Revenue
Revenue from our M2M segment decreased $9.0 million and $20.4 million, or 17.4% and 13.4% for the three and nine months ended June 30, 2017, respectively. Hardware product revenue decreased $9.9 million and $21.9 million for the three and nine months ended June 30, 2017, respectively, as performance decreased in all product categories, with the exception of cellular product revenue which remained consistent compared to the same period a year ago. This was partially offset by an increase in services revenue from this segment of $0.9 million and $1.5 million for the three and nine months ended June 30, 2017, respectively, primarily related to wireless design services. Revenue for this segment was also unfavorably impacted by $0.1 million and $0.6 million for the three and nine months ended June 30, 2017, respectively, due to the weakening of the British Pound and Euro compared to the U.S. Dollar.
Operating Income
Operating income decreased for the three and nine months ended June 30, 2017 compared to the prior fiscal year $4.2 million, or 73.0% and $6.5 million, or 48.8%, respectively. The decrease was primarily due to a reduction in our gross profit of $4.8 million, or 18.6% and $11.5, or 15.3%, respectively, offset by a decrease in operating expenses of $0.6 million, or 3.3% and $5.0 million, or 8.1%, respectively. For the three and nine months ended June 30, 2017 compared to the same periods in the prior fiscal year, operating expenses decreased primarily due to a reduction in employee-related expenses related to a reduction in incentive plan compensation as thresholds are not expected to be met, partially offset by an increase of $2.5 million and $1.8 million, respectively, for restructuring charges (see Note 14 to our Condensed Consolidated Financial Statements).
SOLUTIONS

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2017		2016		(decr.)	2017		2016		(decr.)
Solutions revenue	$2,894	100.0%	$262	100.0%	1,004.6	$4,876	100.0%	$441	100.0%	1,005.7
Cost of solutions	1,616	55.8	325	124.0	397.2	2,737	56.1	595	134.9	360.0
Gross profit	1,278	44.2	(63)	(24.0)	2,128.6	2,139	43.9	(154)	(34.9)	1,489.0
Total operating expenses	2,110	72.9	510	194.7	313.7	4,327	88.7	1,112	252.2	289.1
Operating loss	(832)	(28.7)	(573)	(218.7)	45.2	(2,188)	(44.9)	(1,266)	(287.1)	72.8
Revenue
Revenue from our Solutions segment increased $2.6 million and $4.4 million, or 1,004.6% and 1,005.7% for the three and nine months ended June 30, 2017, respectively, compared to the same periods a year ago. The increase was driven primarily by the continued growth and expansion of the Solutions segment, which was primarily incremental revenue from our recent acquisitions of SMART Temps and FreshTemp of $2.4 million and $3.9 million for the three and nine months ended June 30,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2017, respectively, compared to the same periods a year ago (see Note 2 to our Condensed Consolidated Financial Statements). We are now servicing more than 12,000 sites and our recurring revenue from this segment continues to grow.
Operating Loss
Operating loss increased for the three and nine months ended June 30, 2017 compared to the prior fiscal year $0.3 million, or 45.2% and $0.9 million, or 72.8%, respectively. This increase in operating loss was primarily due to an increase in operating expenses of $1.6 million, or 313.7% and $3.2 million, or 289.1%, respectively. This was primarily driven by the recent acquisitions of SMART Temps and FreshTemp. This was partially offset by an increase in our gross profit of $1.3 million and $2.3 million, respectively. We expect our Solutions gross margin to increase in future periods as recurring revenue from this segment increases.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At June 30, 2017, cash, cash equivalents and short-term marketable securities were $109.3 million compared to $134.1 million at September 30, 2016. At June 30, 2017, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $111.3 million.
Our working capital (total current assets less total current liabilities) was $154.7 million at June 30, 2017. At September 30, 2016, our working capital was $171.8 million. We presently anticipate total fiscal 2017 capital expenditures will be approximately $3.2 million, of which we have spent $1.6 million as of June 30, 2017.
Net cash used in operating activities was $0.4 million for the nine months ended June 30, 2017 and net cash provided by operating activities was $20.6 million for the nine months ended June 30, 2016, a net decrease of $21.0 million, resulting from decreases in net income of $7.8 million and net uses of working capital of $16.1 million, partially offset by an increase in non-cash items of $2.9 million. The decrease in working capital was driven by $11.2 million related to inventory, $6.7 million related to accrued liabilities related to additional incentive compensation payments and $2.0 million related to accounts payable. This was partially offset by increases of $1.9 million for accounts receivable, $1.3 million for taxes payable and $0.6 million related to prepaid and other current assets.
Net cash provided by investing activities was $14.0 million during the nine months ended June 30, 2017 and net cash used in investing activities was $11.2 million for the nine months ended June 30, 2016, a net increase of $25.2 million. The increase in cash flows used in investing activities in the first nine months of fiscal 2017 compared to the same period in the prior fiscal year is primarily related to $52.3 million for additional proceeds from sales of marketable securities. This was partially offset by $27.3 million of additional cash expenditures for acquisitions, as we spent $28.3 million for the SMART Temps acquisition, $1.7 million for the FreshTemp acquisition and $0.2 million for the holdback payment on the Bluenica acquisition, partially offset $2.9 million for the Bluenica acquisition in the prior fiscal year.
Net cash provided by financing activities was $2.8 million and $7.1 million during the nine months ended June 30, 2017 and 2016, respectively, a net decrease of $4.3 million. We received $3.4 million fewer proceeds from stock option plan exercises compared to the same period a year ago, and we used $0.5 million related to the first earn-out payment to the former shareholders of Bluenica in the first half of fiscal 2017 and spent $0.4 million on additional purchases of common stock.
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
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Canadian Dollars and in certain cases, transactions in U.S. Dollars in our foreign entities. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S. Dollar accounts in our foreign locations to reduce our foreign currency risk. In addition, as foreign currency rates fluctuate, we may from time to time, adjust the prices of our products, services and solutions. We have not implemented a formal hedging strategy.
For the nine months ended June 30, 2017 and 2016, we had approximately $46.9 million and $54.2 million, respectively, of revenue from foreign customers including export sales. Of these sales, $13.9 million and $17.1 million, respectively, were denominated in foreign currency, predominantly Euros and British Pounds. In future periods, we expect a significant portion of sales will continue to be made in both Euros and British Pounds.
Total revenue was unfavorably impacted by foreign currency translation of $0.1 million and $0.6 million for the three and nine months ended June 30, 2017, respectively, as compared to the same period in the prior fiscal year, due to the British Pound and Euro.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2017	2016	(decrease)
Euro	1.0815	1.1095	(2.5)%
British Pound	1.2537	1.4634	(14.3)%
Japanese Yen	0.0090	0.0087	3.4%
Canadian Dollar	0.7494	0.7511	(0.2)%
A 10% change from the first nine months of fiscal 2017 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 1.0% increase or decrease in revenue and a 2.2% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 26, 2016, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This new repurchase authorization expired on May 1, 2017. Shares repurchased under the new program could be made through open market and privately negotiated transactions from time to time and in amounts that management deemed appropriate. The amount and timing of share repurchases depended upon market conditions and other corporate considerations. There were no shares repurchased under this program for the quarter ended June 30, 2017.
On May 2, 2017, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expires on May 1, 2018. Shares repurchased under the new program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations. During the third quarter of fiscal 2017, we began to repurchase our common stock on the open market. The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2017 - April 30, 2017 (1)	4,624	$12.40	—	$20,000,000.00
May 1, 2017 - May 31, 2017 (2)	28,983	$9.58	—	$19,725,797.42
June 1, 2017 - June 30, 2017	—	$—	—	$19,725,797.42
Total	33,607	$9.97	—	$19,725,797.42

(1)	4,624 shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.
(2) 292 shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.		Description
2		Stock Purchase Agreement with West Monroe Partners, LLC dated as of October 23, 2015 (1)

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)

3	(b)	Amended and Restated By-Laws effective December 17, 2014 (3)

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (4)

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (5)

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32		Section 1350 Certification

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.DEF		XBRL Taxonomy Definition Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Presentation Linkbase Document
______________

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed October 29, 2015 (File No. 1-34033)

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 5, 2014 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(a) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(6)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 16, 2016 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	August 1, 2017	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

Exhibit Number		Document Description	Form of Filing

2		Stock Purchase Agreement with West Monroe Partners, LLC dated as of October 23, 2015	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as Amended	Incorporated by Reference

3	(b)	Amended and Restated By-Laws effective December 17, 2014	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically