Form 10-K
period 2017-09-30
DIGI INTERNATIONAL INC
filed 2017-11-22
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $310,320,069 based on a closing price of $11.90 per common share as reported on the NASDAQ Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 17, 2017: 26,664,418
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

i

PART I.
ITEM 1. BUSINESS
General Background and Product Offerings
Digi International Inc. ("Digi," "we," "our," or "us") was incorporated in 1985 as a Minnesota corporation. We were reorganized as a Delaware corporation in 1989 in conjunction with our initial public offering. Our common stock is traded on the NASDAQ Global Select Market under the symbol DGII. Our World Headquarters is located at 11001 Bren Road East, Minnetonka, Minnesota 55343. The telephone number at our World Headquarters is (952) 912-3444.
We are a leading global provider of business and mission-critical and Internet of Things (IoT) connectivity products and services. We help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. As of the fiscal quarter ended June 30, 2017, we determined that we have two reportable operating segments for purposes of ASC 280-10-50 "Segments Reporting": (i) machine-to-machine (M2M), and (ii) Solutions.
Our M2M segment consists primarily of distinct communications products and communication product development services. Among other things, these products and services help our customers create next generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. This segment creates secure, easy to implement embedded solutions and services to help customers build IoT connectivity. It also deploys ready to use, complete box solutions to connect remote equipment. The M2M segment also offers dedicated professional services for the design of specialized wireless communications products for customers. Finally, this segment offers managed cloud services that enable customers to capture and manage data from devices they connect to networks. M2M products and services are used by a wide range of businesses and institutions.
Our Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These products and services are provided to food service, transportation, education, healthcare and pharma, and industrial markets and are marketed as Digi Smart Solutions™. We have formed and expanded the Solutions segment primarily through four acquisitions: the October 2015 acquisition of Bluenica Corporation (Bluenica), the November 2016 acquisition of FreshTemp, LLC (FreshTemp), the January 2017 acquisition of SMART Temps, LLC (SMART Temps) and the October 2017 acquisition of TempAlert, LLC (TempAlert). Because the acquisition of TempAlert was subsequent to September 30, 2017, it's results are not included in our Consolidated Financial Statements (see Note 19 to our Consolidated Financial Statements).
For more in-depth descriptions of our primary products and services, please refer to the heading "Listing of Principal Products and Services" at the end of Part I, Item 1 of this Form 10-K.
In October 2015, we sold our Etherios, Inc. customer relationship management (CRM) consulting services business (Etherios), which focused on integration and configuration of enterprise resource management (ERM) systems, including CRM systems. This part of our business principally provided integration and configuration of salesforce.com products. As a result of the sale of Etherios, we have accounted for it as a discontinued operation. Accordingly, amounts in the Consolidated Statement of Operations, the Consolidated Balance Sheets and notes thereto, for all periods affected, have been reclassified to reflect discontinued operations accounting for that business. For more information on this divestiture see Note 3 to the Consolidated Financial Statements.
Our M2M revenue represented 95.9%, 99.6% and 100.0% of our total revenue during the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Solutions revenue represented 4.1% and 0.4% of our total revenue in fiscal 2017 and 2016, respectively. We had no Solutions revenue in fiscal 2015.
Our corporate website address is www.digi.com. In the "Company - Investor Relations" section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and any amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission (SEC). Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Form 10-K, 10-Q or 8-K) in print by any stockholder who requests them from our investor relations personnel. The Investor Relations email address is ir@digi.com and its mailing address is: Investor Relations Administrator, Digi International Inc., 11001 Bren Road East, Minnetonka, Minnesota 55343. These reports can also be accessed via the SEC website, www.sec.gov, or via the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.

Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
Industry and Marketplace Conditions
Current Market Conditions and Status of Our Business
We believe the marketplace for IoT products and services will continue to expand generally.
Despite this expected expansion, our M2M segment contracted in fiscal 2017. Our M2M segment sells both wired and wireless products that are either embedded into the products of original equipment manufacturers (OEMs) or stand-alone to provide connectivity to stand-alone assets of customers. Certain of these products have been sold for many years, are in the mature phase of their life cycle and have been experiencing declining sales for several years. In fiscal 2017, sales of these legacy products experienced larger than expected declines largely because a long-term customer of certain of these products significantly curtailed its purchase of our products in fiscal 2017. These declines were not offset by increases in sales of other products, which, among other issues, were hampered by delays in the release of new products. While we generally expect the trend of marketplace growth to continue, it is susceptible to downturns either because of general economic conditions, the continued development of technology and uncertainty or changes in the regulatory environments. Relative to our own M2M segment business, sales of many of our products are subject to large project-based customer deployments. As such, if we are unable to identify and commence new deployments with equal or greater significance than completed projects, our growth from period to period may be inconsistent and our M2M segment may in any given period contract.
While the performance of our M2M segment, which is the significant majority of our sales, was less than anticipated in fiscal 2017, our Solutions segment experienced significant growth as we completed the acquisitions of FreshTemp and SMART Temps in our first and second fiscal quarters, respectively. We continue to see steadily growing demand for our Solutions products and services and presently expect this trend to continue.
Strategy
We continue to take significant steps to transform Digi into a company that can deliver consistent long-term growth with higher levels of profitability. This transformation began when we appointed Ronald E. Konezny as our Chief Executive Officer in December 2014 and today is centered on managing each of our operating segments towards different primary objectives.
M2M Segment
Our M2M segment, which represents the significant majority of our revenues is being managed for modest revenue growth and higher levels of profitability through greater operating expense leverage. A significant part of this business remains based in legacy networking products that are in the mature phase of their product life cycles. For many years these products have been experiencing year over year revenue declines that create a natural headwind to driving significant growth in this operating segment as a whole. In addition, sales of many of our products throughout this segment are based on significant one time projects. As a result, for many years Digi has experienced inconsistent revenue growth as project based revenues have fluctuated.
In this operating environment we have taken the following steps to meet our aims:

•
We sold our Etherios CRM consulting business in 2015. This business initially was acquired with the expectation it would drive engagements with companies that utilize the salesforce.com platform and were looking to deploy solutions within their businesses. We were not, however, rewarded in the marketplace as we had expected. As a result, we disposed of a consulting business that was losing money and not fully tied to our core hardware expertise.

•
We significantly reduced the number of hardware product stock keeping units (SKUs) we produce in order to simplify our operations, improve our ability to manage inventory effectively, improve channel stocking strategies and control costs. At present, SKUs have been reduced from close to 5,000 at the beginning of fiscal 2016 to approximately 1,400.

•
We consolidated and relocated office locations to improve efficiencies and provide costs savings. In the first quarter of fiscal 2016, we moved our Digi Wireless Design Services team from an office in downtown Minneapolis to our World Headquarters in suburban Minnetonka. In the third quarter of fiscal 2016, we closed our office in Dortmund, Germany and moved the corresponding positions to our existing office in Munich, Germany. In the third quarter of fiscal 2017, we announced the closure of our Paris, France office to further consolidate European operations in

Munich, Germany. These moves improved our operating expenses and better position our employees to drive positive results in our operations through increased collaboration.

•
In October 2017, we have added new leadership to our M2M team in the areas of product management and research and development to drive greater alignment around the products we bring to market to meet the needs and desires of potential customers in key markets in a timely manner. We believe this increased alignment can greater lever our technical capabilities to drive more consistent growth.

Solutions Segment
Our Solutions segment, which has grown from no revenue during fiscal 2015 to almost 5% of our total revenue in fiscal 2017, is being managed primarily for revenue growth. The segment was formed and has been grown primarily through our acquisitions of Bluenica in October 2015, FreshTemp in November 2016, SMART Temps in January 2017 and, most recently, TempAlert in October 2017. Following our acquisition of TempAlert we believe in fiscal 2018 this business will deliver between 10-15% of our revenues.
This business helps businesses track the completion of employee tasks and monitor environmental conditions (most notably, temperature) of perishable or sensitive inventories. Our efforts have created a market-leading, high-growth hardware enabled service business with significant recurring revenue potential. Following our recent TempAlert acquisition we now serve over 35,000 customer sites for many leading brands in the foodservice, transportation, education, healthcare and pharma and industrial marketplaces.
We have chosen to enter this marketplace aggressively for several reasons. First, it provides us with the opportunity to develop a recurring revenue business that is focused on a large addressable market that has not been penetrated significantly. Restaurants, pharmacies, hospitals and other businesses that maintain significant inventories of perishable or other sensitive goods are a large part of the market. These businesses by and large presently rely primarily on employees to log the temperature or other environmental conditions of these goods as well as the completion of other tasks using pencil and paper. This is not as cost effective or secure as using wireless communications sensors to track conditions automatically and provide real time alerts if established parameters are breached. It also is not as effective for tracking the completion of other tasks as using an application enabled smart phone or other wireless communications device. Second, at present this marketplace primarily is served by smaller companies that lack the infrastructure to provide hardware enabled service to customers in as effective and efficient a manner as we are able to do because of our long-standing history as an IoT hardware provider. Third, we believe customers in this marketplace will not require significant customization or development of existing products before they will commit to purchase the solution. This differs from many of our hardware customers who often ask us to create a highly customized product that cannot be easily sold to other parties. This potential for repeatable sales of an established product suite appeals to us. Fourth, by protecting valuable goods that impact health and safety, the solution provides a clear return on investment for potential customers whose business and reputation is highly reliant on maintaining safe operations that will not harm customers.
We believe this marketplace represents an opportunity for significant revenue growth for Digi that is both recurring and high-margin in nature. To that end at present our primary aim with this business is to manage it for customer acquisition and revenue growth while assuring we do not negatively impact the overall profitability of the Company in any material way.
In summary, we intend to continue to take steps to simplify our operations, improve operating expenses to increase our profit leverage and expand our business in ways that we believe can drive long-term profitable growth. We will continue to seek and evaluate acquisitions that will further enhance our Solutions segment as we believe this marketplace offers a path to a significant base of recurring revenue that can provide both stability and significant growth for us. We may also seek to acquire hardware or other businesses that we believe can improve our market position in our M2M segment.
Acquisitions and Dispositions
Acquisitions
Since fiscal 2015 we have acquired four businesses that form the basis of our Solutions segment.
In October 2015, we acquired Ontario based Bluenica, a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met (see Note 2 to our Consolidated Financial Statements).

In November 2016, we acquired Pittsburgh based FreshTemp. FreshTemp offered restaurants, convenience stores and other retailers the ability to monitor the temperature of food products automatically through the use of wireless sensors. The company also enabled these businesses to track the completion of operational tasks by their employees that could impact human health and safety in real time - a capability that we believe significantly enhanced our product offering (see Note 2 to our Consolidated Financial Statements).
In January 2017, we acquired Indiana based SMART Temps. SMART Temps provided real-time foodservice temperature management for restaurant, grocery, education and hospital settings as well as real-time temperature management for pharmacy, blood bank and laboratory environments. The acquisition significantly expanded our customer base, especially in the pharmacy and education marketplaces (see Note 2 to our Consolidated Financial Statements).
On October 20, 2017, subsequent to the end of fiscal 2017, we acquired TempAlert, a provider of automated, real-time temperature monitoring and task management solutions for the healthcare, industrial and foodservice industries. This acquisition more than doubled the number of customer sites we monitor while enhancing our ability to analyze data collected from our services. Because the acquisition of TempAlert was subsequent to September 30, 2017, TempAlert is not included in our Consolidated Financial Statements (see Note 19 to our Consolidated Financial Statements).
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
Sales Channels
We sell our products through a global network of distributors, systems integrators and value added resellers (VARs) which accounted for 61.5%, 66.1% and 61.8% of our total revenue in fiscal 2017, 2016 and 2015, respectively. We also complete sales through our own dedicated sales organization to OEMs and other customers which accounted for 38.5%, 33.9% and 38.2% of our total revenue in fiscal 2017, 2016 and 2015, respectively.
Distributors
Our larger distributors, based on sales we make to them, include Anewtech Systems Pte Ltd., Arrow Electronics, Inc., Astone Technologies, Atlantik Elektronik GmbH, Avnet, Digi-Key Corporation, Express Systems & Peripherals, Future Electronics, Ingram Micro, Mouser Electronics, Novotech, Sapply Pty. Ltd., Solid State Supplies, Ltd., Sphinx Computer Vertriebs GmbH, Synnex, Tech Data Corporation and Tokyo Electron Device Ltd. We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia Pacific and Latin America.
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, partners include: AT&T, Bell Mobility, NXP, Telit, Rogers, Silicon Laboratories, Sprint, Telus, Verizon and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions.
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
No single customer comprised more than 10% of our consolidated revenue for any of the years ended September 30, 2017, 2016 or 2015.

Competition
We compete primarily in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. In addition, we may compete with other companies to acquire new businesses or technologies and the competition to secure such assets may be intense. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability. While no competitor offers a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. With respect to many of our product and service offerings, we face competition from companies who dedicate more resources and attention to that particular offering than we are able to do given the breadth of our business. As the marketplace for IoT connectivity products and solutions continues to grow, we expect to encounter increased competition. Some of these competitors may have access to significantly more financial and technical resources than we possess.
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
Research & Development and Intellectual Property Rights
During fiscal 2017, 2016 and 2015, our research and development expenditures were $28.6 million, $31.0 million and $29.9 million, respectively.
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
We have established common law and registered trademark rights on a family of marks for a number of our products. Our products and services primarily are sold under the Digi, Rabbit® and Xbee® brands. We believe that the Digi and Rabbit® brands have established strong identities with our targeted customer base and our customers associate the Digi brand with "reliability" and the Rabbit® brand with "ease of integration." We believe that our customers associate Xbee® with "ease of use." Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability and ease of integration and use. Our Etherios® brand was sold in connection with the sale of Etherios in October 2015.
Our patents are applicable to specific technologies and are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.
Backlog
Backlog as of both September 30, 2017 and 2016 was $25.3 million. The majority of the backlog at September 30, 2017 is expected to be shipped in fiscal 2018. Backlog as of any particular date is not necessarily indicative of our future sales trends.
Employees
We had 514 employees on September 30, 2017. We consider our relations with our employees to be good.
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
During 2017, we had approximately $63.9 million of revenue related to foreign customers including export sales, of which $18.2 million was denominated in foreign currency, predominantly the Euro and British Pound. During fiscal 2016 and 2015, we had approximately $71.5 million and $76.2 million, respectively of revenue to foreign customers including export sales, of which $22.9 million and $21.3 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect that the majority of our sales will be in U.S. Dollar.
Financial information about geographic areas appears in Note 5 to our Consolidated Financial Statements in this Form 10-K.
PRINCIPAL PRODUCTS AND SERVICES
Our primary products and services for each operating segment are as follows:
M2M Segment
Hardware Products
Cellular routers and gateways - Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for remote locations and devices. These products have been certified by the major wireless providers in North America and abroad, including, among others, AT&T®, Verizon Wireless®, Sprint®, Bell Mobility, Rogers and Vodafone. Cellular gateway products enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. All of our cellular products include a unique remote management platform that provides secure management of devices across remote networks and can all use the Digi Remote Manager® for remote management. In addition, application connectivity, management and customization are enabled via the Digi Remote Manager® platform for many of these products.
Radio Frequency (RF) - Our RF products are small box or module products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting ZigBee®, Wi-Fi® and other radio frequency (RF) technologies, we can meet most customer application requirements. In conjunction with one of our gateways, RF products can be connected into the Digi Remote Manager® for remote management, application connectivity and customization.
Embedded - Our Connect, Rabbit®, and ARM-based embedded systems on module, and single board computers are designed and developed with small footprints, low power consumption and software, making them ideal for medical, transportation and industrial device manufacturers. A number of these modules can be connected directly to the Digi Remote Manager® or other similar platforms, enabling remote management and remote application connectivity. Also included in our embedded grouping are our chips (or microprocessors) that provides the "brains" and processing power of an intelligent electronic device or communication sub-system. Some of our higher volume customers choose to purchase chips and build their own products. Chips are low cost but require the highest level of development expertise. Chip development is not part of our strategy; instead we use commercial-off-the-shelf technology from companies such as Freescale and Ember for our products.

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

•
USB - Our Universal Serial Bus (USB) solutions include USB-to-serial converters that offer instant Input/Output (I/O) expansion for peripheral device connectivity. We also offer USB over Internet Protocol (IP) products that connect USB and serial devices on a wired or wireless Local Area Network (LAN), while eliminating the need for locally-attached host PCs. In addition, we also offer multiport USB hubs that offer a simple solution for adding switched USB ports to a PC, server or thin client.

Services
Digi Wireless Design Services - Our Digi Wireless Design Services provide customers turn-key wireless networking product designs, testing, and certification for a wide range of wireless technology platforms and applications.
Digi Support Services - Our Digi Support Services provide various levels of technical support to customers with programming and implementation challenges related to Digi products. We offer base support up to our highest level of professional support, which includes implementation planning, application development, on-site support, installation and customer training. These support services help minimize design risk and ensure optimal performance.
Digi Remote Manager® - Digi Remote Manager® is a complete centralized remote device management solution, which extends Digi’s platform as-a-service (PaaS) offering previously known as Digi Device Cloud™. Digi Remote Manager® provides a secure environment for customers to aggregate their interaction with a large number of disparate devices and connect them to enterprise applications. It allows customers to meet service level commitments and stay compliant with Payment Card Industry (PCI) standards and also allows customers to monitor, diagnose and fix remote devices without sending a technician on site. While Digi Remote Manager® is marketed toward Digi devices, it supports non-Digi hardware as with the previous Device Cloud brand.
SOLUTIONS SEGMENT
Digi Smart Solutions™ - Our Digi Smart Solutions™ is an end-to-end, cost-effective system that uses sensors, gateways and cloud based applications to enable customers such as restaurants, groceries, convenience stores, pharmacies, schools, hospitals and industrial sites to (i) monitor wirelessly the temperature of food and other perishable or sensitive goods, and (ii) track the completion of operating tasks by employees. Our Digi Smart Solutions™ was introduced as a result of our acquisition of Bluenica on October 5, 2015. Our acquisitions of FreshTemp in November 2016 and SMART Temps in January 2017 further expanded our product suite and customer base in this space (see Note 2 to our Consolidated Financial Statements). In addition, subsequent to the end of fiscal 2017, we acquired TempAlert in October 2017 (see Note 19 to our Consolidated Financial Statements).
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
We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. For instance, we experienced delays in the introduction of certain new products in fiscal 2017 that impacted our financial results for the year. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will meet the requirements of the marketplace adequately and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. This risk may become more pronounced as new competitors enter the marketplace, especially if these competitors have more resources than us to develop and market new products and technologies and provide related services. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenue to decline.
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenue and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance and develop additional products. For fiscal 2017, 2016, and 2015, respectively, our research and development expenses were 15.7%, 15.2% and 14.7% of our revenue. If we are unable to develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these new products, applications and services, or if the products, applications and services we develop are not successful, our business could be harmed. Even if we develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
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
We are deploying a services and solutions model. Our Digi Smart Solutions™ offerings deploy hardware, software and cloud-based hosting. In other parts of our business we also offer our own internally developed hosted services and cloud-based platform, software applications, and supporting products and services. We are employing significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have impacted our gross margins and profitability adversely in the past and may continue to do so in the future. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. We have and will encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. Whether we are successful in this business model depends on a number of factors, including:

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
A substantial part of our revenue is generated through sales by channel partner distributors and resellers. Sales through our channel partners accounted for 61.5%, 66.1% and 61.8% of our total revenue in fiscal 2017, 2016 and 2015, respectively. Further, in recent years we have been taking steps to expand our relationship with certain distributors who have global reach, an effort that may increase the percent of our revenue driven through channel partners or our reliance on certain channel partners to drive sales. To the extent our channel partners are unsuccessful in selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. They also may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and a longer relationship with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure also could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.

Our gross margins may be subject to decline.
Our gross margins may be subject to decline which could decrease our overall profitability and impact our financial performance adversely. Many of the hardware products we sell are approaching the end of their product life cycles. These mature hardware products typically sell at higher gross margins than our other product and service offerings. In fiscal 2017, sales of mature hardware products represented about 35.7% of our overall revenue. While these products experienced decreased year over year sales in excess of 20% in fiscal 2017, in general, revenues from the sale of these mature hardware products have been declining for several years at a rate of between 1% and 10%. We expect this trend to continue and it is uncertain whether fiscal 2017 represented an ongoing acceleration in the decline of these products. In addition, ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products. We also have indicated that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments, a strategy that, if successful, could also put downward pressure on our gross margins. While part of our longer term strategy is to sell software applications and IoT solutions such as Digi Smart Solutions™ which can provide recurring revenues at relatively high gross margin, these types of offerings are at early stages of adoption by customers and their sales growth is not necessarily predictable or assured. As such, our gross margins may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
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
As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as Digi Smart Solutions™ and the Digi Remote Manager®, we expect to store, convey and potentially process significant amounts of data produced by devices. This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems.

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
Digi Smart Solutions™ is a new business line for us and is subject to the risks faced by a new business.
Digi Smart Solutions™ was formed through acquisitions of various businesses and represents a new business line for our company. Our management has limited experience in this marketplace. The operation of Digi Smart Solutions™ will be subject to significant additional risks that are not necessarily related to our legacy products and services.
Additional risks that relate to Digi Smart Solutions™, include, but are not limited to:

•	We have not traditionally sold products or services to restaurants, pharmacies, hospitals and other similar businesses, which are a focus for Digi Smart Solutions™.

•	Digi Smart Solutions™ offerings are deployed in part to help assure perishable goods are safely preserved. This presents a risk of loss in the event of a malfunction or failure of our offerings.

•
Although we have retained several key employees with extensive experience in operating companies we have acquired to date, Digi Smart Solutions™ represents a new line of business in a marketplace that is nascent in its development and has numerous competitors. We cannot provide assurances we will be successful in operating and growing this business.

•
Our ability to succeed with the Digi Smart Solutions™ offerings will depend in large part on our ability to provide customers with hardware and software products that are easy to deploy and offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this business as the marketplace for products and services evolves to meet the needs and desires of customers.

In light of these risks and uncertainties, we may not be able to establish or maintain Digi Smart Solutions™’ market share, integrate it successfully into our other operations or take full advantage of businesses we have acquired or may acquire in the future. There can be no assurance that we will recover our investments in this new business, that we will realize a profit from this new business or that diverting our management’s attention to this new business will not have a material adverse effect on our existing businesses, any of which may have a material adverse effect on our results of operations, financial condition and prospects.
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
In fiscal 2017, we received an unsolicited takeover proposal and other companies in our industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal, or proposes to change our governance policies or board of directors, or makes other proposals concerning our ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and could require us to expend significant time and resources. Such proposals may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, to hire new talent or to complete acquisitions we may desire to make. Similar uncertainty among our customers, suppliers and other business partners could cause them to terminate, or not to renew or enter into, arrangements with us. Certain proposals may result in costly proxy contests or litigation that can disrupt our business operations or result in an adverse effect on our operating results. Management and employee distraction related to any such proposals also may adversely impact our ability to conduct our business optimally and pursue our strategic objectives. Such proposals, or their withdrawal, could create uncertainty among investors and potential investors as to our future direction and affect the market price of our common stock without regard to our operational or financial performance.
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
Our Certificate of Incorporation contains a "fair price" provision requiring majority stockholder approval for certain business combination transactions with interested parties, and this provision may not be changed without the vote of at least 80% of the outstanding shares of our voting stock. Other mechanisms in our charter documents may also delay, defer or prevent a change of control. For instance, our Certificate of Incorporation provides that our Board of Directors has authority to issue series of our preferred stock with such voting rights and other powers as the Board of Directors may determine. Furthermore, we have a classified board of directors, which means that our directors are divided into three classes that are elected to three-year terms on a staggered basis. Since the three-year terms of each class overlap the terms of the other classes of directors, the entire board of directors cannot be replaced in any one year. Under Delaware law, directors serving on a classified board may not be removed by shareholders except for cause. Also, pursuant to the terms of our shareholder rights plan, each outstanding share of common stock has one attached right. The rights will cause substantial dilution of the ownership of a person or group that attempts to acquire us on terms not approved by the Board of Directors and may have the effect of deterring hostile takeover attempts. The effect of these anti-takeover provisions may deter business combination transactions not approved by our Board of Directors, including acquisitions that may offer a premium over the market price to some or all stockholders.
The price of our common stock has been volatile and could continue to fluctuate in the future.
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2017, the closing price of our common stock on the NASDAQ Global Select Market ranged from $8.60 to $14.10 per share. Our closing sale price on November 20, 2017 was $10.15 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our significant property locations as of September 30, 2017:

Location of Property	Use of Facility	Approximate Square Footage	Ownership or Lease Expiration Date
Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	130,000	Owned

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Mishawaka, IN	Sales, technical support and administration	12,412	April, 2023

Waltham, MA	Research & development, sales and sales support	4,249	October 2020

Rochester, MN	Engineering services	3,090	September 2018

Lindon, UT	Sales, technical support, research & development and administration	11,986	December 2020

St. Catharines, Ontario, Canada	Sales and technical support	1,179	June 2019

Hong Kong, China	Sales, marketing and administration	1,656	April 2019

Beijing, China	Sales, marketing and administration	1,617	October 2019

Shanghai, China	Sales, marketing and administration	1,991	May 2019

Ismaning, Germany	Sales, sales support and administration	6,878	September 2019

Logrono, Spain	Sales, research & development and administration	3,229	January 2020

Tokyo, Japan	Sales	1,371	Perpetual

Singapore	Sales, marketing and administration	3,498	April 2019
In addition to the above locations, we perform sales activities in various other locations in Europe that are not deemed to be principal locations and are not listed above.
ITEM 3. LEGAL PROCEEDINGS
On June 19, 2017, Weatherproof Wireless, LLC filed a complaint against Digi International Inc. in federal court in the District of Delaware. The complaint includes allegations against us pertaining to the infringement of Weatherproof Wireless, LLC patents by our access gateway and wireless router pods for public safety communications structures, including the Digi Utility Communication Hub with 4G LTE. On September 26, 2017 we signed a settlement and license agreement for an immaterial amount.
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
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the NASDAQ Global Select Market tier of The NASDAQ Stock Market LLC. On November 17, 2017 there were 118 stockholders of record.
The high and low sale prices for our common stock for each quarter during the years ended September 30, 2017 and 2016, as reported by The NASDAQ Stock Market, were:
Stock Prices

2017	First	Second	Third	Fourth
High	$14.15	$14.00	$12.53	$11.05
Low	$9.00	$11.60	$9.00	$8.50

2016	First	Second	Third	Fourth
High	$13.53	$12.23	$11.69	$12.49
Low	$11.14	$7.70	$8.37	$9.79
On November 13, 2016 Digi confirmed that it received an unsolicited, conditional and non-binding proposal from Belden Inc. to acquire the Company for $13.82 per share in cash. Our Board of Directors unanimously rejected the proposal on November 8, 2016 and again on November 11, 2016. This proposal was rescinded by Belden, Inc. on May 5, 2017.
Dividend Policy
We have never paid cash dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for periodic stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
Issuer Repurchases of Equity Securities
On May 2, 2017, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expires on May 1, 2018. Shares repurchased under this program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2017 - July 31, 2017	292	$9.90	—	$19,725,797.42
August 1, 2017 - August 31, 2017	1,316	$9.95	—	$19,725,797.42
September 1, 2017 - September 30, 2017	—	—	—	$19,725,797.42
Total	1,608	$9.94	—	$19,725,797.42

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the NASDAQ Stock Market - U.S. Companies on September 28, 2012 to September 29, 2017, the last day of fiscal 2017, with the total cumulative return for the NASDAQ U.S. Benchmark TR Index (the U.S. Benchmark Index) and the NASDAQ Telecommunications Index (the Peer Index) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 28, 2012, for our Common Stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

	FY12	FY13	FY14	FY15	FY16	FY17
Digi International Inc.	$100.00	$98.33	$73.82	$116.04	$112.20	$104.33
NASDAQ U.S. Benchmark TR Index	$100.00	$121.50	$143.19	$142.18	$163.83	$194.50
NASDAQ Telecommunications Index	$100.00	$101.70	$115.28	$107.06	$134.94	$136.52

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2017	2016	2015	2014	2013
Revenue	$181,634	$203,005	$203,847	$183,173	$184,420
Gross profit	$87,174	$99,680	$97,121	$90,377	$95,325
Sales and marketing	33,955	33,847	37,574	38,751	39,229
Research and development	28,566	30,955	29,949	28,912	29,082
General and administrative (1)	13,331	17,026	18,306	18,244	19,417
Restructuring charges, net	2,515	747	403	81	313
Operating income	8,807	17,105	10,889	4,389	7,284
Total other income (expense), net (2)	684	(415)	2,228	672	695
Income before income taxes	9,491	16,690	13,117	5,061	7,979
Income tax provision (3)	125	3,212	3,684	568	2,330
Income from continuing operations	9,366	13,478	9,433	4,493	5,649
Income (loss) from discontinued operations, after income taxes	—	3,230	(2,845)	(2,742)	156
Net income	$9,366	$16,708	$6,588	$1,751	$5,805

Basic net income (loss) per common share:
Continuing operations	$0.35	$0.52	$0.38	$0.18	$0.22
Discontinued operations	$—	$0.13	$(0.12)	$(0.11)	$0.01
Net income (4)	$0.35	$0.65	$0.27	$0.07	$0.22
Diluted net income (loss) per common share:
Continuing operations	$0.35	$0.51	$0.37	$0.17	$0.22
Discontinued operations	$—	$0.12	$(0.11)	$(0.11)	$0.01
Net income (4)	$0.35	$0.64	$0.26	$0.07	$0.22

Balance sheet data as of September 30,
Working capital (current assets less current liabilities)	$156,380	$171,837	$136,996	$125,927	$127,672
Total assets	$345,189	$336,166	$300,360	$290,459	$299,930
Stockholders' equity	$319,144	$300,029	$274,938	$265,298	$274,243
Book value per common share (stockholders' equity divided by outstanding shares)	$12.01	$11.52	$10.98	$10.88	$10.73
Number of employees as of September 30	514	515	515	571	621

(1)	Included in general and administrative expense in fiscal 2013 is $1.5 million ($1.0 million after tax) related to the patent infringement lawsuit settlement with U.S. Ethernet Innovations.

(2)
Included in total other income (expense), net for fiscal 2015 is a $1.4 million gain from the settlement of a property and casualty insurance claim related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer's location in Thailand.

(3)
In fiscal 2017, 2016 and 2015, we recorded net tax benefits of $1.0 million, $1.5 million and $0.8 million, respectively (see Note 11 to our Consolidated Financial Statements). In fiscal 2014 we recorded $1.5 million related to the re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit of fiscal 2012, the reassessment of state research and development tax credits and the release of income tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions. In fiscal 2013 we recorded net tax benefits of $0.8 related to the January 2, 2013 enactment of the American Taxpayers Relief Act of 2012 extending the research and development tax credit for the last three quarters of fiscal 2012 and the release of income tax reserves due to the expiration of the statute of limitations from various U.S. and foreign tax jurisdictions.

(4)	Earnings per share are calculated by line item and may not add due to the use of rounded amounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
FORWARD-LOOKING STATEMENTS
This Annual Report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which the company operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining demand for and prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
PRESENTATION OF NON-GAAP FINANCIAL MEASURES
This report includes EBITDA from continuing operations, which is a non-GAAP financial measure. Non-GAAP financial measures are not substitutes for GAAP financial measures, such as net income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP financial measures are not prepared in accordance with, or an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. In addition, non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. Additionally, we understand that EBITDA from continuing operations does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We are a leading global provider of business and mission-critical machine-to-machine (M2M) and Internet-of-Things (IoT) connectivity products and services. As of the fiscal quarter ended June 30, 2017, we determined that we have two reportable operating segments for purposes of ASC 280-10-50 "Segments Reporting":

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
All of the revenue we report in our consolidated financial statements as hardware product revenue is derived from products included in this segment. These products include our cellular routers and gateways, radio frequency (RF), embedded and network products. Our cellular product category includes our cellular routers and gateways. Our RF product category includes our XBee® modules as well as other RF Solutions.  Our Embedded product category includes Digi Connect® and Rabbit® embedded systems on module and single board computers.  Our network product category, which has the highest concentration of mature products, includes console and serial servers and USB connected products. Revenues we report as services and solutions revenue in our consolidated financial statements from this segment include Digi Wireless Design Services, Digi Remote Manager® and support services we provide for our hardware products.
Our Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These products and services are provided to food service, transportation, education, healthcare and pharma, and industrial markets and are marketed as Digi Smart Solutions™. We have formed the Solutions segment primarily through a series of acquisitions including the October 2015 acquisition of Bluenica Corporation (Bluenica), the November 2016 acquisition of FreshTemp, LLC (FreshTemp) and the January 2017 acquisition of SMART Temps, LLC (SMART Temps) to enhance and expand the capabilities of the Solutions segment. All revenues from this segment are reported in our consolidated financial statements as services and solutions revenue as customers subscribe for ongoing monitoring services that are enabled by the deployment of hardware and related software. For further detail on segment performance, see Segment Results of Operations section of the management discussion and analysis.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the fiscal 2017 metrics that we feel are most important in these evaluations:

•
Revenue was $181.6 Million. Our revenue decreased by $21.4 million, or 10.5%, compared to fiscal 2016. This decrease was due to a decrease in product revenue of $29.6 million, offset by an increase in services and solutions revenue of $8.2 million.

•
Gross Margin was 48.0%.  Our gross margin decreased as a percentage of revenue to 48.0% in fiscal 2017 from 49.1% in fiscal 2016. Hardware product gross margin, excluding amortization, was 48.7% in fiscal 2017, compared to 50.1% in the prior fiscal year. Service gross margin, excluding amortization, for fiscal 2017 was 49.5% compared to 32.5% in the prior fiscal year.

•
Income from Continuing Operations was $9.4 Million and Earnings Per Diluted Share from Continuing Operations were $0.35. Our income from continuing operations decreased by $4.1 million, or 30.5%, compared to fiscal 2016. Earnings per diluted share from continuing operations were $0.35 in fiscal 2017, compared to $0.51 in fiscal 2016. The decline in income from continuing operations due primarily to a decline in gross profit of $12.5 million driven by a decline in the network product category, which includes traditionally higher margin products compared to our other products, partially offset by an increase in services and solutions gross profit. This was partially offset by a decrease in operating expenses of $4.2 million, primarily due to lower incentive-based compensation expense, and benefits due to adjustments to our contingent consideration liability accruals, offset by incremental expenses related to the SMART

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Temps acquisition, merger and acquisition costs and restructuring charges.

•
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) from Continuing Operations was $14.4 Million. Our EBITDA from continuing operations was $14.4 million, or 7.9% of revenue, in fiscal 2017, compared to $21.0 million, or 10.4% of revenue, in fiscal 2016. Below is a table reconciling income from continuing operations to EBITDA from continuing operations (in thousands):

	Year ended September 30,
	2017		2016
		% of total revenue		% of total revenue
Total revenue	$181,634	100.0%	$203,005	100.0%
Income from continuing operations	$9,366	5.1%	$13,478	6.6%
Interest income, net	(608)	(0.3)	(254)	(0.1)
Income tax provision	125	0.1	3,212	1.6
Depreciation and amortization	5,497	3.0	4,584	2.3
Earnings from continuing operations before interest, taxes, depreciation and amortization	$14,380	7.9%	$21,020	10.4%

•	Our Balance Sheet Position Improved. Our current ratio was 9.7 to 1 at September 30, 2017, compared to 8.2 to 1 at September 30, 2016.
We accomplished a number of key initiatives in fiscal 2017 and also face challenges relative to our business.
Accomplishments

•
Our service and solutions revenue increased 119.5% during fiscal 2017 compared to fiscal 2016. The increase was primarily driven by the growth of our Digi Smart Solutions™ business. Services and solutions revenue includes $6.1 million of incremental revenue from the acquisition of SMART Temps and FreshTemp in fiscal 2017. We also had increases to our Digi Wireless Design Services, Digi Remote Manager® platform and support services.

•
Our total cash and cash equivalents and marketable securities including long-term marketable securities, amounted to $115.0 million at September 30, 2017, a decrease of $22.7 million from September 30, 2016. We completed two acquisitions in fiscal 2017, for a total cash expenditure of $30.1 million (net of cash acquired of $0.5 million).

•
During fiscal 2017, we have continued to reduce the number of product stock keeping units (SKUs) we produce, which we believe will have significant implications on our ability to manage inventory effectively, improve channel stocking strategies and control costs.

•
We continued to simplify and scale our business. We reduced the number of office locations by consolidating our France operations into our EMEA Headquarters in Munich, Germany office and closed our France office location.

•
In October 2017, subsequent to the end of our fiscal year, we acquired TempAlert, LLC, a Boston-based provider of automated, real-time temperature monitoring and task management solutions. TempAlert will join Digi Smart Solutions™.

Challenges

•
Our network products decreased by 26.0% in fiscal 2017 compared to fiscal 2016, which is a more rapid decline than expected. Demand for these products has been declining for several years and we expect revenues for these products will continue to decline in the future at a rate of approximately 10% to 15% annually.

•
Our embedded products and RF products revenue declined of 15.0% and 14.6%, respectively, in fiscal 2017 as compared to fiscal 2016. The decline in both product categories is primarily due to significant sales to large customers in the prior fiscal year, which were not repeated.

•	Revenue for new product introductions in fiscal 2017 were not met.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	Revenue expectations for Digi Smart Solutions™ were not met. Although we found the sales cycles to be longer than expected, the segment still has a growing pipeline.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our Consolidated Statements of Operations, expressed in dollars and as a percentage of revenue and as a percentage of change from year-to-year for the years indicated.

	Year ended September 30,						% Increase (decrease)
($ in thousands)	2017		2016		2015		2017 compared to 2016	2016 compared to 2015
Revenue:
Hardware product	$166,480	91.7%	$196,101	96.6%	$195,497	95.9%	(15.1)%	0.3%
Services and solutions	15,154	8.3	6,904	3.4	8,350	4.1	119.5	(17.3)
Total revenue	181,634	100.0	203,005	100.0	203,847	100.0	(10.5)	(0.4)
Cost of sales:
Cost of hardware product	85,369	47.0	97,776	48.2	99,842	49.0	(12.7)	(2.1)
Cost of services and solutions	7,647	4.2	4,662	2.3	5,571	2.7	64.0	(16.3)
Amortization	1,444	0.8	887	0.4	1,313	0.7	62.8	(32.4)
Total cost of sales	94,460	52.0	103,325	50.9	106,726	52.4	(8.6)	(3.2)
Gross profit	87,174	48.0	99,680	49.1	97,121	47.6	(12.5)	2.6
Operating expenses:
Sales and marketing	33,955	18.7	33,847	16.7	37,574	18.4	0.3	(9.9)
Research and development	28,566	15.7	30,955	15.2	29,949	14.7	(7.7)	3.4
General and administrative	13,331	7.4	17,026	8.4	18,306	9.0	(21.7)	(7.0)
Restructuring charges, net	2,515	1.4	747	0.4	403	0.2	236.7	85.4
Total operating expenses	78,367	43.2	82,575	40.7	86,232	42.3	(5.1)	(4.2)
Operating income	8,807	4.8	17,105	8.4	10,889	5.3	(48.5)	57.1
Other income (expense), net	684	0.4	(415)	(0.2)	2,228	1.1	(264.8)	(118.6)
Income from continuing operations, before income taxes	9,491	5.2	16,690	8.2	13,117	6.4	(43.1)	27.2
Income tax provision	125	—	3,212	1.6	3,684	1.8	(96.1)	(12.8)
Income from continuing operations	9,366	5.2	13,478	6.6	9,433	4.6	(30.5)	42.9
Income (loss) from discontinued operations, after income taxes	—	—	3,230	1.6	(2,845)	(1.4)	100.0	213.5
Net income	$9,366	5.2%	$16,708	8.2%	$6,588	3.2%	(43.9)%	153.6%
REVENUE
Hardware Products
Our cellular product category includes our cellular routers and gateways. Our RF product category includes our XBee® modules as well as other RF Solutions.  Our Embedded product category includes Digi Connect® and Rabbit® embedded systems on module and single board computers.  Our network product category, which has the highest concentration of mature products, includes console and serial servers and USB connected products.
The following summarizes our product revenue by product categories:

	Product Revenue			% of Product Revenue
($ in millions)	2017	2016	2015	2017	2016	2015
Cellular routers and gateways	$47.1	$48.4	$58.7	28.3%	24.7%	30.0%
RF	29.0	33.9	34.4	17.4%	17.3%	17.6%
Embedded	48.0	56.5	51.0	28.8%	28.8%	26.1%
Network	42.4	57.3	51.4	25.5%	29.2%	26.3%
Total product revenue	$166.5	$196.1	$195.5	100.0%	100.0%	100.0%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2017 Compared to 2016
Cellular routers and gateway product revenue decreased $1.3 million, or 2.6%, in fiscal 2017 as compared to fiscal 2016. These decreases primarily were due to a decrease in our transport revenue. Cellular router and gateway revenue is substantially driven by large awards-based customer projects and is subject to revenue fluctuations from quarter to quarter, based on when the awarded projects are deployed.
RF product revenue decreased $4.9 million, or 14.6%, in fiscal 2017 as compared to fiscal 2016 primarily due to larger sales to certain customers in the prior fiscal year in our Latin America and North America regions in fiscal 2016. RF products can fluctuate from period to period because of large customer projects. We are encouraged by the design wins and building pipeline for our new cellular XBee, first released in March 2017. We are continuing to design additional features and functionality into this product. The product is an embedded module that speeds product introduction and lowers development and certification costs for our customers. We anticipate design wins to begin converting to revenues when production volumes contribute in fiscal 2018.
Embedded product revenue decreased by $8.5 million, or 15.0%, in fiscal 2017 as compared to fiscal 2016 particularly in the North American and EMEA regions, as there were significant customers moving their products to production in the prior fiscal year. We expect mature products, like Rabbit®, to face ongoing challenges. In April 2017, we released our new ConnectCore 6UL product. The ConnectCore 6UL is a power efficient, low cost and small industrial System-on-Module (SOM). We are encouraged by the design wins and building pipeline and expect this product to begin converting to revenues when production volumes contribute in fiscal 2018.
Network product revenue decreased $14.9 million, or 26.0%, in fiscal 2017 as compared to fiscal 2016. The decrease was mostly due to a decrease in sales of terminal servers as we had significant sales to a large customer that bought numerous products in fiscal 2016. We also experienced a decline in device servers, partially offset by an increase in USB connected products. As we discussed in the past, because these products are in the mature portion of their product life cycle, this category is generally down. Absent the significant decline from another large customer, we expect that network product revenue will decline in the future at a rate of approximately 10% to 15% annually.
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
RF product revenue decreased $0.5 million, or 1.3%, in fiscal 2016 as compared to the prior fiscal year due to slower sales to energy-related customers.
Embedded product revenue increased $5.5 million, or 10.6%, in fiscal 2016 as compared to fiscal 2015 as significant customers moved new initiatives to production in the North America and EMEA regions.
Network product revenue increased $5.9 million, or 11.5%, in fiscal 2016 as compared to fiscal 2015 primarily related to large terminal server sales to significant customers. Most of our network products are in the mature phase of their product life cycle.
Services and Solutions
2017 Compared to 2016
Services and solutions revenue for fiscal 2017 was $15.2 million compared to $6.9 in the prior fiscal year, an increase of $8.3 million, or 119.5%. The increase was primarily driven by the growth of our Digi Smart Solutions™ business. Services and solutions revenue includes $6.1 million of incremental revenue from the acquisitions of SMART Temps and FreshTemp in fiscal 2017. We acquired SMART Temps on January 9, 2017 and FreshTemp on November 1, 2016. In addition, Digi Wireless Design Services revenue increased $0.9 million. Revenue with our Digi Smart Solutions™ group increased $0.6 million. Revenue from the Digi Remote Manager® platform and support services increased by $0.6 million. We expect that revenue from Digi Smart Solutions™ group will continue to increase as we focus on expanding this business, which includes a component of recurring revenue. In October 2017, subsequent to the end of our fiscal year, we acquired TempAlert, LLC, which is part of Digi Smart Solutions™.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2016 Compared to 2015
Service revenue for fiscal 2016 was $6.9 million compared to $8.3 in the prior fiscal year, a decrease of $1.4 million, or 17.3%. The decrease was primarily due to a $1.5 million decline in revenue for our Digi Wireless Design Services as we struggled to generate sufficient demand while we were transitioning this business to our World Headquarters location as well as identifying new senior leadership. Revenue from the Digi Remote Manager® platform and support services decreased by $0.6 million. We received incremental revenue from Digi Smart Solutions™ of $0.7 million which was acquired during the first quarter of fiscal 2016.
Revenue by Geographic Location
Our revenue by geographic location of our customers was as follows:

	Revenue			% of Revenue
($ in millions)	2017	2016	2015	2017	2016	2015
North America, primarily United States	$117.7	$131.5	$127.6	64.8%	64.8%	62.6%
Europe, Middle East & Africa	39.4	44.9	47.5	21.7%	22.1%	23.3%
Asia	19.9	20.4	22.9	11.0%	10.0%	11.2%
Latin America	4.6	6.2	5.8	2.5%	3.1%	2.9%
Total revenue	$181.6	$203.0	$203.8	100.0%	100.0%	100.0%
2017 Compared to 2016
North America revenue in fiscal 2017 decreased $13.8 million, or 10.4%, compared to fiscal 2016, primarily related to a decrease in sales of terminal servers as we had significant sales to a large customer that bought numerous products in fiscal 2016. In addition, sales of Rabbit® modules decreased. We expect mature products, like Rabbit, to face ongoing challenges. This was partially offset by an increase of $6.7 million related to Digi Smart Solutions™ group, which included $6.1 of incremental revenue from the acquisitions of SMART Temps and FreshTemp in fiscal 2017.
EMEA revenue decreased $5.5 million, or 12.3%, in fiscal 2017 as compared to fiscal 2016. The decrease primarily was due to a decrease of product revenue from embedded modules, terminal servers and cellular gateway products. In addition, we experienced fluctuations of foreign currency rates, which had an unfavorable impact on total revenue of $0.4 million for fiscal 2017 as compared to fiscal 2016 due to the weakening of the Euro and British Pound compared to the U.S. Dollar.
Asian countries revenue decreased $0.5 million, or 2.4%, in fiscal 2017 as compared to fiscal 2016.
Latin America revenue decreased $1.6 million, or 26.3% in fiscal 2017 as compared to fiscal 2016, primarily due to a decrease of RF product revenue as there were larger sales to certain customers in the prior fiscal year.
2016 Compared to 2015
North America revenue in fiscal 2016 increased $3.9 million, or 3.0%, compared to fiscal 2015. This was primarily due to a $5.3 million increase in product revenue mostly related to higher sales of network and embedded products. This was partially offset by a decrease in cellular gateway products and a decrease in service revenue mostly related to Digi Wireless Design Services.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Foreign currency rates compared to the prior year's rates had an unfavorable impact on revenue of $0.4 million, $1.1 million and $3.4 million for fiscal 2017, 2016 and 2015, respectively.
Revenue by Distribution Channel
The following table presents our revenue by distribution channel:

	Revenue			% of Revenue
($ in millions)	2017	2016	2015	2017	2016	2015
Direct/OEM channel	$70.0	$68.8	$77.9	38.5%	33.9%	38.2%
Distributors channel	111.6	134.2	125.9	61.5%	66.1%	61.8%
Total revenue	$181.6	$203.0	$203.8	100.0%	100.0%	100.0%
2017 Compared to 2016
Revenue in fiscal 2017 in our Direct/OEM channel increased by $1.2 million, or 1.7%, compared to the prior fiscal year primarily resulting from increased revenues from our service offerings that are almost exclusively sold through direct channels. During fiscal 2017, revenue from our distributors decreased by $22.6 million, or 16.8%, compared to fiscal 2016. As described above, we experienced lower sales in fiscal 2017 particularly in network, embedded and RF products compared to fiscal 2016.
2016 Compared to 2015
Revenue in fiscal 2016 in our Direct/OEM channel decreased by $9.1 million, or 11.7%, compared to the prior fiscal year primarily resulting from lower sales of cellular and RF products and from our service offerings. During fiscal 2016, revenue from our distributors increased by $8.3 million, or 6.6%, compared to fiscal 2015. We experienced significant sales of terminal servers to a large customer in fiscal 2016. In addition we had significant customers sales of embedded products as they moved their new initiatives to production.
GROSS PROFIT
2017 Compared to 2016
Gross profit was $87.2 million and $99.7 million in fiscal 2017 and 2016, respectively, a decrease of $12.5 million, or 12.5%. The gross margin for fiscal 2017 was 48.0% compared to 49.1% in fiscal 2016.
Hardware product gross profit was $81.1 million and $98.3 million in fiscal 2017 and 2016, respectively, a decrease of $17.2 million, or 17.5%. The hardware product gross margin for fiscal 2017 was 48.7% compared to 50.1% in fiscal 2016. Gross margin was impacted negatively by lower hardware product revenue and product mix during fiscal 2017 compared to the prior fiscal year. This was driven primarily by the decline of the network category, which includes traditionally higher margin products compared to our other products.
Service gross profit was $7.5 million and $2.2 million in fiscal 2017 and 2016, respectively, an increase of $5.3 million, or 234.8%. The service gross margin for fiscal 2017 was 49.5% compared to 32.5% in fiscal 2014. The increase in gross margin is primarily due to the increase in service and solutions revenue mostly related to Digi Smart Solutions™ during fiscal 2017 compared to the prior fiscal year.
Gross profit was negatively impacted by amortization of $1.4 million and $0.9 million in fiscal 2017 and 2016, respectively, resulting in a decrease in gross profit by $0.5 million.
2016 Compared to 2015
Gross profit was $99.7 million and $97.1 million in fiscal 2016 and 2015, respectively, an increase of $2.6 million, or 2.6%. The gross margin for fiscal 2016 was 49.1% compared to 47.6% in fiscal 2015.
Hardware product gross profit was $98.3 million and $95.6 million in fiscal 2016 and 2015, respectively, an increase of $2.7 million, or 2.8%. The hardware product gross margin for fiscal 2016 was 50.1% compared to 48.9% in fiscal 2015. The increase was driven primarily by strong revenue performance in our network category which traditionally has higher margin products. In addition, we realized manufacturing cost reductions across many of our product lines in fiscal 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Service gross profit was $2.2 million and $2.8 million in fiscal 2016 and 2015, respectively, a decrease of $0.6 million, or 19.3%. The service gross margin for fiscal 2016 was 32.5% compared to 33.3% in fiscal 2015. This primarily was a result of lower revenue from Digi Wireless Design Services.
Gross profit was positively impacted by amortization of $0.9 million in fiscal 2016 compared to $1.3 million in fiscal 2015, resulting in an increase in gross profit by $0.4 million.
OPERATING EXPENSES
2017 Compared to 2016
Operating expenses were $78.4 million in fiscal 2017, a decrease of $4.2 million, or 5.1%, compared to $82.6 million in fiscal 2016. Below is a summary of our operating expenses by function:
Sales and marketing expenses were $34.0 million and $33.8 million in fiscal 2017 and 2016, respectively, an increase of $0.2 million or 0.3%. The increase was primarily due to incremental expenses for SMART Temps of $1.9 million, partially offset by a reduction in compensation-related expenses of $1.8 million mostly related to lower incentive compensation expense.
Research and development expenses were $28.6 million and $31.0 million in fiscal 2017 and 2016, respectively, a decrease of $2.4 million or 7.7%. The decrease was due primarily to lower compensation-related expenses of $3.5 million mostly related to lower incentive compensation expenses increased due to decreased company performance in fiscal 2017. This was partially offset by an increase of $0.7 million in incremental expenses for SMART Temps.
General and administrative expenses were $13.3 million and $17.0 million in fiscal 2017 and 2016, respectively, a decrease of $3.7 million or 21.7%. This was primarily due to a net decrease of $3.7 million for adjustments to our contingent consideration liability accruals. In addition we realized lower compensation and employee-related expenses of $2.6 million mostly related to increased incentive compensation expenses due to decreased company performance in fiscal 2017. This was partially offset by and increase in acquisition expenses of $1.1 million and incremental expenses for SMART Temps of $1.5 million.
Restructuring expenses were $2.5 million and $0.7 million in fiscal 2017 and fiscal 2016, respectively, an increase of $1.8 million. For further information on restructuring, see Note 10 to our Consolidated Financial Statements.
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
Research and development expenses were $31.0 million and $29.9 million in fiscal 2016 and 2015, respectively, an increase of $1.1 million or 3.4%. Compensation and employee-related expenses increased by $1.5 million as a result of underutilization of billable research and development resources as well as increased contract labor costs. Outside services for testing and certifications increased by $0.3 million. This was partially offset by decreases of $0.8 million in travel and entertainment, occupancy and other miscellaneous research and development costs.
General and administrative expenses were $17.0 million and $18.3 million in fiscal 2016 and 2015, respectively, a decrease of $1.3 million or 7.0%. The decrease is primarily related to compensation-related expenses of $0.7 million, of which $0.3 million related to Chief Executive Officer transition expenses incurred in fiscal 2015. In addition there was a decrease in expenses of $0.7 million as we reduced the fair value of the contingent consideration associated with our acquisition of Bluenica (see Note 2 to our Consolidated Financial Statements).
Restructuring expenses were $0.7 million in fiscal 2016 and $0.4 million in fiscal 2015. For further information on restructuring expenses, see Note 10 to our Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME (EXPENSE), NET
2017 Compared to 2016
We recorded other income, net of $0.7 million in fiscal 2017 compared to other expense, net of $0.4 million in fiscal 2016. In fiscal 2017 we recorded foreign currency net transaction gains of $0.1 million compared to fiscal 2016 in which we recorded $0.7 million of foreign currency net transaction losses. Our interest income on marketable securities and cash and cash equivalents increased in fiscal 2017 from fiscal 2016. Our average investment balance decreased from $102.3 million in fiscal 2016 to $94.6 million in fiscal 2017, however, we earned an average interest rate of 0.7% and 0.4% in fiscal 2017 and 2016, respectively.
2016 Compared to 2015
Total other income (expense), net was comprised of other expense, net of $0.4 million in fiscal 2016 compared to other income, net of $2.2 million in fiscal 2015. In fiscal 2016, we recorded $0.7 million of foreign currency net transaction losses compared to fiscal 2015 in which we recorded $0.6 million of foreign currency net transaction gains and a $1.4 million of gain from the settlement of a property and casualty insurance claim related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer's location. Our interest income on marketable securities and cash and cash equivalents increased from fiscal 2015 to fiscal 2016 as our average investment balance increased from $74.0 million in fiscal 2015 to $102.3 million in fiscal 2016. We earned an average interest rate of 0.4% and 0.3% in fiscal 2016 and 2015, respectively.
INCOME TAXES
Our effective income tax rates were 1.3%, 19.2% and 28.1% for fiscal 2017, 2016 and 2015, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits (see Note 11 to our Consolidated Financial Statements).
During fiscal 2017, we recorded net tax benefits of $1.0 million, primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions.
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
INFLATION
Management believes that during fiscal 2017, 2016 and 2015, inflation has not had a material effect on our consolidated statement of operations or financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SEGMENT RESULTS OF OPERATIONS
M2M

	Year ended September 30,						% Increase (decrease)
($ in thousands)	2017		2016		2015		2017 compared to 2016	2016 compared to 2015
Revenue:
Hardware product	$166,480	95.5%	$196,101	96.9%	$195,497	95.9%	(15.1)	0.3
Services	7,757	4.5	6,193	3.1	8,350	4.1	25.3	(25.8)
Total revenue	174,237	100.0	202,294	100.0	203,847	100.0	(13.9)	(0.8)
Cost of sales:
Cost of hardware product	85,369	49.0	97,776	48.3	99,842	49.0	(12.7)	(2.1)
Cost of services	4,693	2.7	4,216	2.1	5,571	2.7	11.3	(24.3)
Amortization of intangibles	370	0.2	489	0.3	1,313	0.7	(24.3)	(62.8)
Total cost of sales	90,432	51.9	102,481	50.7	106,726	52.4	(11.8)	(4.0)
Gross profit	83,805	48.1	99,813	49.3	97,121	47.6	(16.0)	2.8
Total operating expenses	71,001	40.8	80,991	40.0	86,232	42.3	(12.3)	(6.1)
Operating income	$12,804	7.3%	$18,822	9.3%	$10,889	5.3%	(32.0)	72.9
M2M REVENUE
2017 Compared to 2016
M2M segment revenue was $174.2 million in fiscal 2017 compared to $202.3 million in fiscal 2016, a decrease of $28.1 million, or 13.9%. Hardware product revenue decreased $29.6 million, or 15.1%, in fiscal 2017 as compared to fiscal 2016 as performance decreased in all product categories. This was partially offset by an increase in services revenue from this segment of $1.5 million, or 25.3%, in fiscal 2017 as compared to fiscal 2016 as revenue for Digi Wireless Design Services, Digi Remote Manager® and support services all increased. Revenue for this segment was unfavorably impacted by $0.4 million for the year ended September 30, 2017 primarily due to the weakening of the British Pound and Euro compared to the U.S. Dollar.
2016 Compared to 2015
M2M segment revenue was $202.3 million in fiscal 2016 compared to $203.8 million in fiscal 2015, a decrease of $1.5 million, or 0.8%. Services revenue from this segment decreased $2.2 million, or 25.8%, in fiscal 2016 as compared to fiscal 2015 as revenue for Digi Wireless Design Services, Digi Remote Manager® and support services all decreased. This was partially offset by an increase in hardware product revenue of $0.6 million, or 0.3%, in fiscal 2017 as compared to fiscal 2016 due to increases in network and embedded products increased, partially offset by decreases in cellular routers and gateways and RF products. Revenue for this segment was unfavorably impacted by $1.1 million for the year ended September 30, 2016 primarily due to the weakening of the British Pound and Euro compared to the U.S. Dollar.
M2M OPERATING INCOME
2017 Compared to 2016
Operating income was $12.8 million in fiscal 2017 compared to $18.8 million in fiscal 2016, a decrease of $6.0 million, or 32.0%. The decrease was primarily due to a reduction in our gross profit of $16.0 million, or 16.0%, offset by a decrease in operating expenses of $10.0 million, or 12.3%. The decrease in operating expenses was due primarily to a reduction in employee-related expenses of $9.4 million related to a reduction in incentive plan compensation as thresholds were not met. In addition we realized a net decrease of $3.7 million for adjustment to our contingent consideration liability accruals. This partially offset by an increase of $1.8 million for restructuring charges (see Note 10 to our Consolidated Financial Statements). In addition there was an increase of $1.7 million in outside services and professional fees of which $1.1 million related to acquisition costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2016 Compared to 2015
Operating income was $18.8 million in fiscal 2016 compared to $10.9 million in fiscal 2015, an increase of $7.9 million, or 72.9%. The increase was primarily due to an increase in our gross profit of $2.7 million, or 2.8% and a decrease in operating expenses of $5.2 million, or 6.1%. The decrease in operating expenses was due primarily to a reduction in employee-related expenses of $3.3 million mostly related to a reduction in incentive plan compensation as thresholds were not met. In addition, we had decreases of $0.9 million for travel and entertainment expense, $0.7 million for occupancy expenses, and a decrease of $0.7 million for earn-out adjustment made in fiscal 2016. This was partially offset by an increase in professional fees of $0.6 million and additional restructuring charges of $0.3 million.
SOLUTIONS

	Year ended September 30,				% Increase (decrease)
($ in thousands)	2017		2016		2017 compared to 2016
Solutions revenue	$7,397	100.0%	$711	100.0%	940.4
Cost of sales:
Cost of solutions	2,954	40.0	446	62.7	562.3
Amortization of intangibles	1,074	14.5	398	56.0	169.8
Total cost of sales	4,028	54.5	844	118.7	377.3
Gross profit	3,369	45.5	(133)	(18.7)	2,633.1
Total operating expenses	7,366	99.5	1,584	222.8	365.0
Operating loss	$(3,997)	(54.0)%	$(1,717)	(241.5)%	132.8
SOLUTIONS REVENUE
2017 Compared to 2016
Solutions segment revenue was $7.4 million in fiscal 2017 compared to $0.7 million in fiscal 2016, an increase of $6.7 million, or 940.4%. The increase was driven primarily by the continued growth and expansion of the Solutions segment, which included incremental revenue from our recent acquisitions of SMART Temps and FreshTemp of $6.1 million in fiscal 2017 as compared to fiscal 2016 (see Note 2 to our Consolidated Financial Statements). As of September 30, 2017, we are now servicing nearly 14,000 customer sites and our recurring revenue from this segment continues to grow.
SOLUTIONS OPERATING LOSS
2017 Compared to 2016
Operating loss was $4.0 million in fiscal 2017 compared to $1.7 million in fiscal 2016, an increase of $2.3 million, or 132.8%. The increase in operating loss was primarily due to an increase in operating expenses of $5.8 million, or 365.0%. This was primarily driven by the recent acquisitions of SMART Temps and FreshTemp. This was partially offset by an increase in our gross profit of $3.5 million, or 2,633.1%. We expect our Solutions gross margin to increase in future periods as recurring revenue from this segment increases.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with funds generated from operations. We held cash, cash equivalents and short-term marketable securities of $110.2 million, $134.1 million and $92.2 million at September 30, 2017, 2016 and 2015, respectively. Our working capital was $156.4 million, $171.8 million and $137.0 million at September 30, 2017, 2016 and 2015, respectively. The decrease of cash, cash equivalents and short-term marketable securities and working capital during fiscal 2017 was attributable primarily to the acquisitions of FreshTemp in November 2016 and SMART Temps in January 2017.
In October 2017 we purchased all the outstanding interest of TempAlert. The purchase price was $45 million in cash adjusted for certain net working capital adjustments. Cash of $40.7 million was paid at the time of closing. For more information on the acquisition of TempAlert (see Note 19 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated Statements of Cash Flows Highlights:

	Year ended September 30,
($ in thousands)	2017	2016	2015
Operating activities	$2,475	$27,089	$14,074
Investing activities	(3,743)	(3,780)	(19,454)
Financing activities	3,057	7,749	5,145
Effect of exchange rate changes on cash and cash equivalents	706	(349)	(2,237)
Net increase (decrease) in cash and cash equivalents	$2,495	$30,709	$(2,472)
2017 Compared to 2016
Net cash provided by operating activities was $2.5 million during fiscal 2017 compared to $27.1 million in fiscal 2016, a net decrease of $24.6 million. This net decrease was primarily due to a decrease of $7.8 million of net income adjusted for non-cash items and a net decrease in cash flows resulting from changes in operating assets and liabilities of $16.8 million. The net decrease in cash flows resulting from changes in operating assets and liabilities of $16.8 million primarily due to a decrease of $8.5 million resulting from an increase in inventory in fiscal 2017 compared to fiscal 2016, a $5.2 million decrease in cash flows related to accounts payable and a $6.7 million decrease in accrued liabilities primarily resulting from payouts of incentive compensation accruals on fiscal 2016 incentive compensation. This was partially offset by an increase of $2.0 million increase in cash flows as our accounts receivable increased by a smaller amount in fiscal 2017 compared to fiscal 2016 and $1.6 million related to income taxes payable.
Net cash used in investing activities was $3.7 million in fiscal 2017 compared $3.8 million in fiscal 2016, an increase of $0.1 million. There were net maturities of marketable securities in fiscal 2017 compared to net purchases of marketable securities in fiscal 2016 which accounted for a $26.2 million increase. In addition, there was an increase of $0.9 million related to fewer capital expenditures and $0.2 million of additional proceeds from the sale of Etherios. This was partially offset by a decrease of $27.3 million related to additional expenditures for acquisitions (see Note 2 to the Consolidated Financial Statements).
Net cash provided by financing activities was $3.1 million in fiscal 2017 compared to $7.7 million in fiscal 2016. There were $3.8 million fewer proceeds from exercises of stock options and employee stock purchase plan transactions in fiscal 2017 compared to fiscal 2016. We also had $0.5 million acquisition earn-out payments in fiscal 2017 and $0.4 million fewer repurchases of common stock in fiscal 2017 compared to fiscal 2016.
2016 Compared to 2015
Net cash provided by operating activities was $27.1 million during fiscal 2016 compared to $14.1 million during fiscal 2015, a net increase of $13.0 million. This net increase is due to an increase of $8.4 million in net income adjusted for non-cash items and a net increase in cash flows resulting from operating assets and liabilities of $4.6 million. The increase in cash flows related to changes in operating assets and liabilities was primarily due to an increase of $5.9 million resulting from a reduction in inventory, an increase in accounts payable of $5.4 million, and an increase of $1.0 million resulting from a reduction of accounts receivable, prepaids and other assets. This was partially offset by a reduction of accrued liabilities of $5.7 million and a reduction of $2.0 million of taxes payable.
Net cash used by investing activities was $3.8 million in fiscal 2016 compared to $19.5 million in fiscal 2015, a net decrease of $15.7 million. We purchased $15.3 million fewer marketable securities in fiscal 2016 as compared to fiscal 2015. We received $2.8 million in proceeds from the sale of Etherios, net of cash sold, in fiscal 2016 and spent $1.8 million less for capital expenditures in fiscal 2016 compared to fiscal 2015. This was partially offset by cash used for the acquisition of Bluenica of $2.9 million and proceeds from an insurance settlement in fiscal 2015 of $1.4 million.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2017, our total cash and cash equivalents and marketable securities balance, including long-term marketable securities was $115.0 million. Approximately $31.7 million of cash and cash equivalents was being held by our controlled foreign subsidiaries at September 30, 2017. At September 30, 2017, we had $34.6 million of accumulated undistributed foreign earnings that are indefinitely reinvested in non-U.S. subsidiaries, resulting in slightly more than half of our cash and cash equivalents being held by non-U.S. subsidiaries. Although we have no current need to repatriate historical earnings in the form of cash in the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be up to $0.6 million.
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2017:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$3,761	$1,398	$1,757	$485	$121
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $1.5 million as of September 30, 2017. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities.
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
During 2017, we had approximately $63.9 million of revenue related to foreign customers including export sales, of which $18.2 million was denominated in foreign currency, predominantly the Euro and British Pound. During fiscal 2016 and 2015, we had approximately $71.5 million and $76.2 million, respectively, of revenue to foreign customers including export sales, of which $22.9 million and $21.3 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect that the majority of our sales will be in U.S. Dollar.
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
REVENUE RECOGNITION
Our revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and Direct/OEM customers. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $2.2 million at September 30, 2017 and $2.0 million at September 30, 2016.
Revenue recognized for service revenue as a percentage of total revenue represented 8.3%, 3.4% and 4.1% in fiscal 2017, 2016 and 2015, respectively. Our service revenue is derived primarily from our Digi Wireless Design Services and our Digi Smart Solutions™. Our equipment and implementation fees are recorded as a sale up–front due to these items having stand–alone value to the customer because the customer can utilize our equipment with other monitoring services or use our monitoring services with hardware purchased from other vendors. Our installation charges are recorded when the product is installed. Our subscription revenue is recorded on a monthly basis. These subscriptions are generally for one year, but can be as long as three years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term. We also have some service revenue that is derived from our Digi Remote Manager®, which is a platform-as-a-service (PaaS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information.  In addition, we have small amounts of revenue from our support services. We recognize service revenue from our Digi Wireless Design Services, Digi Smart Solutions™ and Digi Remote Manager® based upon performance, including final product delivery and customer acceptance.  In addition, we recognize small amounts of revenue from support services which is recognized over the life of the contract, and training as the services are performed.
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

collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $0.3 million at September 30, 2017 and $0.2 million at September 30, 2016.
INVENTORIES
Inventories are stated at the lower of cost or fair market value, with cost determined using the first-in, first-out method. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase in value after the re-measurement. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for the net realizable value of inventories.
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
As of the third quarter of fiscal 2017, we determined that we have two reportable operating segments, our Solutions segment and our M2M segment (see Note 5 to the Condensed Consolidated Financial Statements). As a result, we concluded that the Solutions segment and the M2M segment constitute separate reporting units for purposes of the ASC 350-20-35 "Goodwill Measurement of Impairment" assessment and both units were tested individually for impairment.
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
At June 30, 2017, we had a total of $98.6 million of goodwill on our Condensed Consolidated Balance Sheet for the M2M reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 7%. At June 30, 2017, we had a total of $32.5 million of goodwill on our Condensed Consolidated Balance Sheet for the Solutions reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 8%. Based on that data, we concluded that no impairment was indicated for either reporting unit and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. During the fourth quarter of fiscal 2017, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 20, 2017, and we concluded that no additional impairment assessment was required.
Implied fair values, for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach.
The income approach indicates the fair value of a business based on the value of the cash flows the business or asset can be expected to generate in the future. A commonly used variation of the income approach used to value a business is the discounted cash flow (DCF) method. The DCF method is a valuation technique in which the value of a business is estimated on the earnings capacity, or available cash flow, of that business. Earnings capacity represents the earnings available for distribution to capital holders after consideration of the reinvestment required for future growth. Significant judgment is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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
In addition, the implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $269.4 million as of June 30, 2017, which implied a range of control premiums of 16.6% to 24.4%. This range of control premiums falls below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
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
CONTINGENT CONSIDERATION
We measure our contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 820 "Fair Value Measurement". We used a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is re-measured with the change in fair value recognized in general and administrative expense and interest expense in our Condensed Consolidated Statements of Operations. Amounts, if any, paid to the seller in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the seller not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities. At September 30, 2017 and 2016, the fair value of our contingent consideration was $6.4 million and $10.0 million, respectively.
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
We have unrecognized tax benefits of $1.3 million at September 30, 2017. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately $0.1 million over the next 12 months due to the expiration of various statutes of limitations. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is $1.2 million.  We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $1.0 million at both September 30, 2017 and 2016.

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
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar:

	Fiscal year ended September 30,		% increase
	2017	2016	(decrease)
Euro	1.1047	1.1112	(0.6)%
British Pound	1.2673	1.4261	(11.1)%
Japanese Yen	0.0090	0.0090	—%
Canadian Dollar	0.7615	0.7552	0.8%
A 10.0% change from the 2017 average exchange rate for the Euro, British Pound, Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 1.0% increase or decrease in fiscal 2017 annual revenue and a 2.2% increase or decrease in stockholders' equity at September 30, 2017. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rate.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digi International Inc.
We have audited the accompanying consolidated balance sheet of Digi International Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digi International Inc. and subsidiaries as of September 30, 2017, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
November 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Digi International Inc.
In our opinion, the consolidated balance sheet as of September 30, 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2016 present fairly, in all material respects, the financial position of Digi International Inc. and its subsidiaries as of September 30, 2016, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended September 30, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 13, 2016, except for the change in composition of reportable segments discussed in Note 5 to the consolidated financial statements, as to which the date is November 22, 2017

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended September 30,
	2017	2016	2015
	(in thousands, except per common share data)
Revenue:
Hardware product	$166,480	$196,101	$195,497
Services and solutions	15,154	6,904	8,350
Total revenue	181,634	203,005	203,847
Cost of sales:
Cost of hardware product	85,369	97,776	99,842
Cost of services and solutions	7,647	4,662	5,571
Amortization	1,444	887	1,313
Total cost of sales	94,460	103,325	106,726
Gross profit	87,174	99,680	97,121
Operating expenses:
Sales and marketing	33,955	33,847	37,574
Research and development	28,566	30,955	29,949
General and administrative	13,331	17,026	18,306
Restructuring charges, net	2,515	747	403
Total operating expenses	78,367	82,575	86,232
Operating income	8,807	17,105	10,889
Other income (expense), net:
Interest income	656	545	218
Interest expense	(48)	(291)	(4)
Other income (expense), net	76	(669)	2,014
Total other income (expense), net	684	(415)	2,228
Income from continuing operations, before income taxes	9,491	16,690	13,117
Income tax provision	125	3,212	3,684
Income from continuing operations	9,366	13,478	9,433
Income (loss) from discontinued operations, after income taxes	—	3,230	(2,845)
Net income	$9,366	$16,708	$6,588

Basic net income (loss) per common share:
Continuing operations	$0.35	$0.52	$0.38
Discontinued operations	$—	$0.13	$(0.12)
Net income (1)	$0.35	$0.65	$0.27
Diluted net income (loss) per common share:
Continuing operations	$0.35	$0.51	$0.37
Discontinued operations	$—	$0.12	$(0.11)
Net income (1)	$0.35	$0.64	$0.26
Weighted average common shares:
Basic	26,432	25,760	24,645
Diluted	27,099	26,311	25,227
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended September 30,
	2017	2016	2015
	(in thousands)
Net income	$9,366	$16,708	$6,588
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,041	(2,107)	(4,323)
Change in net unrealized (loss) gain on investments	(14)	53	(21)
Less income tax benefit (provision)	5	(20)	7
Reclassification of realized (gain) loss on investments included in net income (1)	—	(7)	1
Less income tax benefit (2)	—	3	—
Other comprehensive income (loss), net of tax	2,032	(2,078)	(4,336)
Comprehensive income	$11,398	$14,630	$2,252

(1)	Recorded in Other income (expense), net in our Consolidated Statements of Operations.

(2)	Recorded in Income tax provision in our Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2017	2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$78,222	$75,727
Marketable securities	32,015	58,382
Accounts receivable, net	28,855	28,685
Inventories	30,238	26,276
Receivable from sale of business	1,998	2,997
Other	3,032	3,578
Total current assets	174,360	195,645
Marketable securities, long-term	4,753	3,541
Property, equipment and improvements, net	12,801	14,041
Identifiable intangible assets, net	11,800	4,041
Goodwill	131,995	109,448
Deferred tax assets	9,211	7,295
Receivable from sale of business	—	1,959
Other	269	196
Total assets	$345,189	$336,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,240	$8,569
Accrued compensation	4,325	10,787
Accrued warranty	987	1,033
Accrued professional fees	928	753
Unearned revenue	1,343	361
Accrued restructuring	1,656	—
Other	2,501	2,305
Total current liabilities	17,980	23,808
Income taxes payable	877	1,490
Deferred tax liabilities	534	616
Contingent consideration on acquired business	6,000	9,447
Other non-current liabilities	654	776
Total liabilities	26,045	36,137
Commitments and Contingencies (see Notes 16 & 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 33,007,993 and 32,471,175 shares issued	330	325
Additional paid-in capital	245,528	237,492
Retained earnings	150,478	141,112
Accumulated other comprehensive loss	(22,659)	(24,691)
Treasury stock, at cost, 6,436,578 and 6,430,797 shares	(54,533)	(54,209)
Total stockholders’ equity	319,144	300,029
Total liabilities and stockholders’ equity	$345,189	$336,166
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended September 30,
	2017	2016	2015
Operating activities:	(in thousands)
Net income	$9,366	$16,708	$6,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,900	2,742	2,949
Amortization of identifiable intangible assets	2,597	1,872	2,910
Stock-based compensation	4,659	3,654	4,301
Excess tax benefits from stock-based compensation	(326)	(212)	—
Deferred income tax (benefit) provision	(2,108)	1,115	(769)
Gain on insurance settlement related to property and equipment	—	—	(1,375)
Gain on sale of business	—	(2,870)	—
Change in fair value of contingent consideration	(4,364)	(441)	—
Bad debt/product return provision	361	168	357
Inventory obsolescence	1,850	1,734	1,284
Restructuring charges, net	2,515	747	509
Other	(9)	66	87
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	833	(1,188)	(1,794)
Inventories	(4,484)	3,993	(1,913)
Other assets	562	597	241
Income taxes	(3)	(1,589)	387
Accounts payable	(3,536)	1,612	(3,769)
Accrued expenses	(8,338)	(1,619)	4,081
Net cash provided by operating activities	2,475	27,089	14,074
Investing activities:
Purchase of marketable securities	(61,964)	(74,759)	(54,427)
Proceeds from maturities of marketable securities	87,105	73,706	38,028
Proceeds from sale of business	3,000	2,849	—
Acquisition of businesses, net of cash acquired	(30,111)	(2,860)	—
Proceeds from insurance settlement related to property and equipment	—	—	1,400
Proceeds from sale of property and equipment	—	—	45
Proceeds from sale of investment	—	13	—
Purchase of property, equipment, improvements and certain other intangible assets	(1,773)	(2,729)	(4,500)
Net cash used in investing activities	(3,743)	(3,780)	(19,454)
Financing activities:
Acquisition earn-out payments	(518)	—	—
Excess tax benefits from stock-based compensation	326	212	—
Proceeds from stock option plan transactions	3,502	7,191	6,559
Proceeds from employee stock purchase plan transactions	685	896	925
Purchase of common stock	(938)	(550)	(2,339)
Net cash provided by financing activities	3,057	7,749	5,145
Effect of exchange rate changes on cash and cash equivalents	706	(349)	(2,237)
Net increase (decrease) in cash and cash equivalents	2,495	30,709	(2,472)
Cash and cash equivalents, beginning of period	75,727	45,018	47,490
Cash and cash equivalents, end of period	$78,222	$75,727	$45,018

Supplemental disclosures of cash flow information:
Interest paid	$1	$9	$4
Income taxes paid, net	$2,129	$3,029	$1,296
Supplemental schedule of non-cash investing and financing activities:
Accrual for capitalized intangible asset	$(36)	$(183)	$(17)
Receivable related to sale of business	$—	$4,956	$—
Liability related to acquisition of business	$(1,310)	$(10,550)	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2017, 2016 and 2015
(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2014	30,704	$307	6,314	$(53,237)	$218,689	$117,816	$(18,277)	$265,298
Net income						6,588		6,588
Other comprehensive loss							(4,336)	(4,336)
Employee stock purchase issuances			(124)	1,041	(116)			925
Repurchase of common stock			297	(2,339)				(2,339)
Issuance of stock under stock award plans	830	8			6,551			6,559
Tax impact from equity awards					(2,058)			(2,058)
Stock-based compensation expense					4,301			4,301
Balances, September 30, 2015	31,534	$315	6,487	$(54,535)	$227,367	$124,404	$(22,613)	$274,938
Net income						16,708		16,708
Other comprehensive loss							(2,078)	(2,078)
Employee stock purchase issuances			(104)	876	20			896
Repurchase of common stock			48	(550)				(550)
Issuance of stock under stock award plans	937	10			7,181			7,191
Tax impact from equity awards					(914)			(914)
Accelerated vesting of Etherios stock award plans					184			184
Stock-based compensation expense					3,654			3,654
Balances, September 30, 2016	32,471	$325	6,431	$(54,209)	$237,492	$141,112	$(24,691)	$300,029
Net income						9,366		9,366
Other comprehensive income							2,032	2,032
Employee stock purchase issuances			(72)	614	71			685
Repurchase of common stock			78	(938)				(938)
Issuance of stock under stock award plans	537	5			3,497			3,502
Tax impact from equity awards					(191)			(191)
Stock-based compensation expense					4,659			4,659
Balances, September 30, 2017	33,008	$330	6,437	$(54,533)	$245,528	$150,478	$(22,659)	$319,144

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
We are a leading global provider of business and mission-critical and Internet of Things (IoT) connectivity products and services. We help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. As of the fiscal quarter ended June 30, 2017, we determined that we have two reportable operating segments for purposes of ASC 280-10-50 "Segments Reporting": (i) machine-to-machine (M2M), and (ii) Solutions.
Our M2M segment consists primarily of distinct communications products and communication product development services. Among other things, these products and services help our customers create next generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. We create secure, easy to implement embedded solutions and services to help customers build IoT connectivity. We also deploy ready to use, complete box solutions to connect remote equipment. We also offer dedicated professional services for the design of specialized wireless communications products for customers. Finally, through this segment we offer managed cloud services that enable customers to capture and manage data from devices they connect to networks. The products and services of this segment are used by a wide range of businesses and institutions.
Our Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These products and services are provided to food service, transportation, education, healthcare and pharma, and industrial markets which are marketed as Digi Smart Solutions™.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to our fiscal 2017 presentation. On the Consolidated Balance Sheet for the period ended September 30, 2016, unearned revenue has been reclassified from other current liabilities to its own respective line item. We have reclassified current income taxes payable to other current liabilities.
Beginning in the third fiscal quarter of 2017, we renamed our service revenue and cost of sales to be more descriptive to services and solutions revenue and services and solutions cost of sales. Beginning with this annual report on Form 10-K, we will also report the amortization within cost of sales on its own respective line item. On the Consolidated Statement of Operations for the year ended September 30, 2016 and 2015, we have reclassified the cost of sales sections to conform to this presentation. Total revenue and cost of sales remain unchanged.
These reclassifications had no impact on our consolidated net sales or our consolidated net income.
Cash Equivalents
Cash equivalents consist of money market accounts and other highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturities of these investments. We maintain our cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits.  We have not experience any losses in such accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Property, Equipment and Improvements, Net
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over the estimated asset useful lives. Furniture and fixtures, purchased software and other equipment are depreciated over a period of three to seven years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Identifiable intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing an undiscounted cash flow valuation technique using fair values indicated by the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. There were no material impairments identified in fiscal 2017, 2016 or 2015.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. The calculation of goodwill impairment requires us to make assumptions about the fair value of our reporting unit(s), which historically has been approximated by using our market capitalization plus a control premium for our reporting unit(s). Control premium assumptions require judgment and actual results may differ from assumed or estimated amounts.
As of the third quarter of fiscal 2017, we determined that we have two reportable operating segments, our Solutions segment and our M2M segment (see Note 5 to the Condensed Consolidated Financial Statements). As a result, we concluded that the Solutions segment and the M2M segment constitute separate reporting units for purposes of the ASC 350-20-35 "Goodwill Measurement of Impairment" assessment and both units were tested individually for impairment.
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
At June 30, 2017, we had a total of $98.6 million of goodwill on our Condensed Consolidated Balance Sheet for the M2M reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 7%. At June 30, 2017, we had a total of $32.5 million of goodwill on our Condensed Consolidated Balance Sheet for the Solutions reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 8%. Based on that data, we concluded that no impairment was indicated for either reporting unit and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. During the fourth quarter of fiscal 2017, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 20, 2017, and we concluded that no additional impairment assessment was required.
Implied fair values, for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach.
The income approach indicates the fair value of a business based on the value of the cash flows the business or asset can be expected to generate in the future. A commonly used variation of the income approach used to value a business is the discounted cash flow (DCF) method. The DCF method is a valuation technique in which the value of a business is estimated on the earnings capacity, or available cash flow, of that business. Earnings capacity represents the earnings available for distribution to capital holders after consideration of the reinvestment required for future growth. Significant judgment is required to estimate the amount and timing of future cash flows for each reporting unit and the relative risk of achieving those cash flows.
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
In addition, the implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$269.4 million as of June 30, 2017, which implied a range of control premiums of 16.6% to 24.4%. This range of control premiums falls below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
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
Contingent Consideration
We measure our contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 820 "Fair Value Measurement". We used a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is re-measured with the change in fair value recognized in general and administrative expense and interest expense in our Condensed Consolidated Statements of Operations. Amounts, if any, paid to the seller in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the seller not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.
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
Treasury Stock
We record treasury stock at cost. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock awards.
Revenue Recognition
We recognize revenue in accordance with authoritative guidance issued by Financial Accounting Standards Board (FASB) related to revenue recognition.
Hardware product revenue as a percentage of total revenue was 91.7%, 96.6% and 95.9% in fiscal 2017, 2016 and 2015, respectively. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers.
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
Service revenue as a percentage of total revenue represented 8.3%, 3.4% and 4.1% in fiscal 2017, 2016 and 2015, respectively. Our service revenue is derived primarily from our Digi Wireless Design Services and our Digi Smart Solutions™. Our Digi Smart Solutions™ revenue includes subscription revenue, support and equipment. Our equipment and implementation fees are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
recorded as a sale up–front due to these items having stand–alone value to the customer because the customer can utilize our equipment with other monitoring services or use our monitoring services with hardware purchased from other vendors. Our installation charges are recorded when the product is installed. Our subscription revenue is recorded on a monthly basis. These subscriptions are generally for one year, but can be as long as three years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term. We also have some service revenue that is derived from our Digi Remote Manager®, which is a platform-as-a-service (PaaS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information. In addition, we recognize small amounts of revenue from our support services which is recognized over the life of the contract, and training as the services are performed. We recognize service revenue from our Digi Wireless Design Services, Digi Smart Solutions™ and Digi Remote Manager® based upon performance, including final product delivery and customer acceptance.
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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except for our Singapore location which uses the U.S. Dollar as its functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our larger international subsidiaries, statements of operations accounts are translated at the daily rate. For all other international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2017, 2016 and 2015, there were net transaction gains (losses) of $0.1 million, $(0.7) million and $0.6 million, respectively, that were recorded in other income (expense), net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
Use of Estimates and Risks and Uncertainties
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates that could significantly affect our results of operations or financial condition involve the assignment of fair values upon acquisition of goodwill and other intangible assets and testing for impairment; the determination of our allowance for doubtful accounts and reserve for future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
returns and pricing adjustments; the estimation of our inventory obsolescence, warranty reserve, income tax reserves, contingent consideration and other contingencies.
Comprehensive Income
Our comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities, which are charged or credited to the accumulated other comprehensive loss account in stockholders’ equity.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Fiscal years ended September 30,
	2017	2016	2015
Numerator:
Income from continuing operations	$9,366	$13,478	$9,433
Income (loss) from discontinued operations, after income taxes	$—	$3,230	$(2,845)
Net income	$9,366	$16,708	$6,588
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	26,432	25,760	24,645
Effect of dilutive securities:
Stock options and restricted stock units	667	551	582
Denominator for diluted net income per common share — adjusted weighted average shares	27,099	26,311	25,227

Basic net income (loss) per common share:
Continuing operations	$0.35	$0.52	$0.38
Discontinued operations	$—	$0.13	$(0.12)
Net income (1)	$0.35	$0.65	$0.27
Diluted net income (loss) per common share:
Continuing operations	$0.35	$0.51	$0.37
Discontinued operations	$—	$0.12	$(0.11)
Net income (1)	$0.35	$0.64	$0.26
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. At September 30, 2017, 2016 and 2015, such excluded stock options were 1,142,322, 1,519,691 and 3,016,911, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Developments
Adopted
In April 2015, FASB issued Accounting Standards Update (ASU) 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We adopted this guidance prospectively beginning with our fiscal quarter ended December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.
In August 2014, FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern." This guidance requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. These amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted this guidance for our fiscal year ended September 30, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
Not Yet Adopted
In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, which for us is the first quarter ending December 31, 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements.
In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this update shorten the amortization period for certain callable debt securities that are held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which would be amortized to maturity. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, which for us is the first quarter ending December 31, 2019. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for fiscal years beginning after December 15, 2019, which for us is our fiscal year ending September 30, 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments." The amendments in this update provide guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transaction are classified in the statement of cash flows. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2017, which for us is the first quarter ending December 31, 2018. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the first quarter ending December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
In March 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, which for us is the first fiscal quarter ending December 31, 2017. Early adoption is permitted. We adopted ASU 2016-09 on October 1, 2017. Upon adoption, there was no material impact on our consolidated financial statements. Prospectively, beginning October 1, 2017, excess tax benefits and tax deficiencies will be reflected as income tax benefit or expense in our Consolidated Statement of Operations and could result in a material impact. The extent of the excess tax benefits or tax deficiencies are subject to variation in our stock price and the timing of restricted stock unit (RSU) vestings and employee stock option exercises.
In February, 2016, FASB issued ASU 2016-02, "Leases (Topic 842)", which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is the first fiscal quarter ending December 31, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
In January 2016, FASB issued ASU 2016-01, "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This ASU would also change the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which for us is the first fiscal quarter ending December 31, 2018. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. We are currently evaluating the impact of the adoption of ASU 2016-01.
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This provision would require inventory that was previously recorded using first-in, first-out (FIFO) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. We adopted this guidance beginning with our fiscal quarter ending December 31, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal year ending September 30, 2019, including interim periods within that reporting period. In addition, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. We are currently working through an adoption plan and have identified our revenue streams and completed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
a preliminary analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard.  We intend to complete our adoption plan by December 31, 2017.  This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption, and completing a rollout plan for implementation of the new standard with affected functions in our organization.  Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.  We plan to adopt the new guidance beginning with our fiscal quarter ending December 31, 2018.
2. ACQUISITIONS
On May 4, 2017, we announced the rebranding of our Digi Cold Chain Solutions to Digi Smart Solutions™.
Acquisition of SMART Temps, LLC
On January 9, 2017, we purchased all of the outstanding interests of SMART Temps, LLC (SMART Temps), an Indiana-based provider of real-time temperature management for pharmacies, education, and hospital settings as well as real-time temperature management for blood bank, laboratory environments, restaurants, and grocery. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to further enhance our portfolio of products for the Solutions segment (see Note 5 to our Consolidated Financial Statements).
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $28.8 million (excluding cash acquired of $0.5 million) was paid at time of closing. The earn-out payments are scheduled to be paid after December 31, 2017 which is the end of the earn-out period. The cumulative amount of these earn-out payments will not exceed $7.2 million. We determined that the earn-out would be considered as part of the purchase price consideration because there was no continuing employment requirements associated with the earn-out. The fair value of this contingent consideration was $10,000 at the date of acquisition and zero at September 30, 2017 (see Note 8 to the Consolidated Financial Statements).
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
The following table summarizes the final values of SMART Temps assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$28,754
Fair value of contingent consideration on acquired business	10
Working capital adjustment	124
Total purchase price consideration	$28,888

Fair value of net tangible assets acquired	$761
Fair value of identifiable intangible assets acquired:
Purchased and core technology	4,000
Customer relationships	4,000
Trade name and trademarks	711
Non-compete agreements	600
Goodwill	18,816
Total	$28,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS (CONTINUED)
Operating results for SMART Temps from January 9, 2017 forward are included in our Consolidated Statements of Operations. The Consolidated Balance Sheet as of September 30, 2017 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
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
The amounts of revenue and net loss included in the Consolidated Statements of Operations from the acquisition date of January 9, 2017 were $5.5 million and $(1.2) million, respectively. Costs directly related to the acquisition, including legal, accounting and valuation fees of approximately $0.8 million have been charged directly to operations and are included in general and administrative expense in our Consolidated Statements of Operations.
The following consolidated pro forma information is as if the acquisition had occurred on October 1, 2015 (in thousands):

	Fiscal year ended September 30,
	2017	2016
Revenue	$182,568	$207,494
Income from continuing operations	$8,675	$11,370
Net income	$8,675	$14,600
Pro forma income from continuing operations and net income were both adjusted to exclude interest expense related to debt that was paid off prior to acquisition, adjust amortization to the fair value of the intangibles acquired and remove any costs that SMART Temps incurred associated with the sale transaction.
Acquisition of FreshTemp, LLC
On November 1, 2016, we purchased all of the outstanding interests of FreshTemp, LLC (FreshTemp), a Pittsburgh-based provider of temperature monitoring and automated task management solutions for the food industry. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to create an advanced portfolio of products for the Solutions segment.
The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $1.7 million was paid at time of closing. The earn-out payments are based on revenue related to certain customer contracts entered into by June 30, 2017. The fair value of this contingent consideration was $1.3 million at the date of acquisition and $0.4 million at September 30, 2017 (see Note 8 to the Consolidated Financial Statements). The final calculation date will be on June 30, 2018. The cumulative amount of these earn-out payments will not exceed $2.3 million. We determined that the earn-out would be considered as part of the purchase price consideration as there was no continuing employment requirements associated with the earn-out. Costs directly related to the acquisition, including legal, accounting and valuation fees, of approximately $60,000 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Operating results for FreshTemp from November 2, 2016 forward are included in our Consolidated Statements of Operations. The Consolidated Balance Sheet as of September 30, 2017 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The identifiable intangibles values and net working capital values were finalized in the second fiscal quarter of 2017.
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
Since the FreshTemp acquisition occurred close to the beginning of our fiscal 2017, the pro forma amounts were not materially different from actual amounts. Revenue for the year ended September 30, 2017 related to the FreshTemp acquisition was $0.5 million. As our operating costs related to the FreshTemp acquisition are integrated into the Company’s operating income and related earnings per share, the separate FreshTemp amounts are not determinable for fiscal 2017. Pro forma information for fiscal 2016 was not materially different from actual amounts.
Acquisition of Bluenica Corporation
On October 5, 2015, we purchased all of the outstanding stock of Bluenica Corporation (Bluenica), a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors, which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met.  This acquisition formed the basis for our Solutions segment.
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
The fair value of this contingent consideration was $10.4 million at the date of acquisition and $6.0 million at September 30, 2017 (see Note 8 to the Consolidated Financial Statements). We determined that the earn-out would be considered as part of the purchase price consideration as there was no continuing employment requirements associated with the earn-out.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $11.0 million of goodwill. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused solutions business. Operating results for Bluenica are included in our Consolidated Statements of Operations from October 6, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments. Etherios was included in our single operating segment prior to fiscal 2017. The terms of the sale agreement provide that West Monroe Partners LLC will pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts was included within the total fair value of consideration received. These receivable amounts are unsecured and non-interest bearing. We received $3.0 million in October 2016. The carrying value of the remaining receivable of $2.0 million presented on our Condensed Consolidated Balance Sheet at September 30, 2017 approximates its fair value, which was determined using Level 3 cash flow fair value measurement techniques. We received the second installment of $2.0 million in October 2017.
Goodwill was included in the net assets of Etherios based on the relative fair value of Etherios compared to the fair value of the Company, as the Company consisted of a single reporting unit for goodwill impairment testing purposes at the time of disposal.
As a condition to the sale agreement, we retained the operating leases in the Dallas and Chicago locations. Digi ceased using these facilities in October 2015 and has sublet the Dallas location to West Monroe Partners, LLC through December 31, 2018. In January 2017, we signed an early-termination agreement along with an immaterial payment to exit our Chicago lease. Also in connection with the sale, we assigned our San Francisco lease to West Monroe Partners, LLC.
Income (loss) from discontinued operations, after income taxes, as presented in the Consolidated Statements of Operations for the twelve months ended September 30, 2016 and 2015 is as follows (in thousands):

	Fiscal year ended September 30,
	2016	2015
Service revenue	$891	$9,011
Cost of service	713	8,101
Gross profit	178	910
Operating expenses:
Sales and marketing	148	1,970
Research and development	103	2,098
General and administrative	43	1,208
Restructuring	—	106
Total operating expenses	294	5,382
Loss from discontinued operations, before income taxes	(116)	(4,472)
Gain on sale of discontinued operations, before income taxes	2,870	—
Income (loss) from discontinued operations, before income taxes	2,754	(4,472)
Income tax benefit on discontinued operations	(476)	(1,627)
Income (loss) from discontinued operations, after income taxes	$3,230	$(2,845)
Income tax benefit on discontinued operations for the twelve months ended September 30, 2016 was $0.5 million, which primarily represented income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, this transaction resulted in a capital loss, as the tax basis of the Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five year carryforward period, a deferred tax asset offset by a full valuation allowance was recorded in the third quarter of fiscal 2016 upon completion of the capital loss calculation.
The following table presents amortization, depreciation and purchases of property, equipment, improvements and certain other intangible assets of the discontinued operations related to Etherios (in thousands):

	Fiscal year ended September 30,
	2016	2015
Amortization of identifiable intangible assets	$30	$483
Depreciation of property, equipment and improvements	$—	$29
Purchases of property, equipment, improvements and certain other intangible assets	$—	$(11)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2017 and 2016 were comprised of the following (in thousands):

	September 30, 2017			September 30, 2016
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$51,292	$(46,304)	$4,988	$46,594	$(44,999)	$1,595
License agreements	18	(17)	1	18	(10)	8
Patents and trademarks	12,484	(11,280)	1,204	11,619	(10,871)	748
Customer relationships	21,914	(16,817)	5,097	17,463	(15,773)	1,690
Non-compete agreements	600	(90)	510	—	—	—
Total	$86,308	$(74,508)	$11,800	$75,694	$(71,653)	$4,041
Amortization expense is include in our consolidated statement of operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks. Amortization expense for fiscal years 2017, 2016 and 2015 was as follows (in thousands):

Fiscal year	Total
2017	$2,597
2016	$1,842
2015	$2,427
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2018	$2,708
2019	$2,341
2020	$1,841
2021	$1,484
2022	$1,215
Goodwill
The changes in the carrying amount of goodwill were (in thousands):

	Fiscal years ended September 30,
	2017	2016
Beginning balance, October 1	$109,448	$100,183
Acquisitions	21,465	10,985
Foreign currency translation adjustment	1,082	(1,720)
Ending balance, September 30	$131,995	$109,448
5. SEGMENT INFORMATION AND MAJOR CUSTOMERS
As of the fiscal quarter ended June 30, 2017, we determined that we now have two reportable operating segments for purposes of ASC 280-10-50 "Segment Reporting": (1) M2M, and (2) Solutions.
This determination was made by considering both qualitative and quantitative information. The qualitative information considered during the quarter ended June 30, 2017 included, but was not limited to, the following: the nature of the products

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
and services and customers differ between the two segments, the Chief Operating Decision Maker (CODM) started reviewing both segments’ operating results separately and now makes decisions about the allocation of resources, and discrete financial information is available through operating income (loss) for both segments. During the third quarter of fiscal 2017, the recently acquired Solutions entities financial systems were integrated allowing for the review of discrete financial information for the Solutions segment. In addition, based on current expectations, we now expect the Solutions segment to meet the quantitative thresholds for a separate reporting segment. The financial results of the Solutions entities were previously considered not to meet the quantitative thresholds for a separate reporting segment. Our segments are described below:
M2M
Our M2M segment is composed of the following communications products and development services:

•	Cellular routers and gateways;

•	Radio frequency (RF) which include our XBee® modules as well as other RF solutions;

•	Embedded products include Digi Connect® and Rabbit® embedded systems on module and single board computers;

•	Network products, which has the highest concentration of mature products, including console and serial servers and USB connected products;

•	Digi Wireless Design Services;

•	Digi Remote Manager®; and

•	Support services which offers various levels of technical services for development assistance, consulting and training.
Solutions
We have formed the Solutions segment primarily through four acquisitions: the October 2015 acquisition of Bluenica, the November 2016 acquisition of FreshTemp, the January 2017 acquisition of SMART Temps and the October 2017 acquisition of TempAlert, LLC (TempAlert). Because the acquisition of TempAlert was subsequent to September 30, 2017, it's results are not included in our Consolidated Financial Statements (see Note 19 to our Consolidated Financial Statements). Our Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These products and services are provided to food service, transportation, education, healthcare and pharma, and industrial markets and are marketed as Digi Smart Solutions™.
We measure our segment results primarily by reference to revenue and operating income (loss). Solutions revenue includes both product and service revenue. Certain costs incurred at the corporate level are allocated to our segments. These costs include information technology, employee benefits and shared facility services. The information technology and shared facility costs are allocated based on headcount and the employee benefits costs are allocated based on compensation costs.
Summary operating results for each of our segments were as follows (in thousands):

	Fiscal year ended September 30,
	2017	2016	2015
Revenue
M2M	$174,237	$202,294	$203,847
Solutions	7,397	711	—
Total revenue	$181,634	$203,005	$203,847
Operating income (loss)
M2M	$12,804	$18,822	$10,889
Solutions	(3,997)	(1,717)	—
Total operating income	$8,807	$17,105	$10,889
Depreciation and amortization
M2M	$3,575	$4,040	$5,347
Solutions	1,922	544	—
Total depreciation and amortization	$5,497	$4,584	$5,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Total expended for property, plant and equipment was as follows (in thousand):

	Fiscal year ended September 30,
	2017	2016	2015
M2M	$1,738	$2,641	$4,500
Solutions	35	88	—
Total expended for property, plant and equipment	$1,773	$2,729	$4,500
Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2017	2016
M2M	$182,555	$184,917
Solutions	47,644	13,599
Unallocated*	114,990	137,650
Total assets	$345,189	$336,166
*Unallocated consists of cash and cash equivalents, current marketable securities and long-term marketable securities.
Total goodwill for each of our segments were as follows (in thousands):

	As of September 30,
	2017	2016
M2M	$98,981	$98,496
Solutions	33,014	10,952
Total goodwill	$131,995	$109,448
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2017	2016
United States	$12,648	$13,861
International, primarily Europe	153	180
Total net property, equipment and improvements	$12,801	$14,041
The information in the following table provides total consolidated revenue by the geographic location of the customer (in thousands):

	Fiscal years ended September 30,
	2017	2016	2015
North America, primarily United States	$117,749	$131,457	$127,592
Europe, Middle East & Africa	39,403	44,932	47,523
Asia	19,892	20,390	22,907
Latin America	4,590	6,226	5,825
Total revenue	$181,634	$203,005	$203,847
Our U.S. export sales represented 37.1%, 38.7% and 39.4% of revenue for the fiscal years ended September 30, 2017, 2016 and 2015. No single customer exceeded 10% of revenue for any of the periods presented. No single customer exceeded 10% of total accounts receivable at September 30, 2017 and 2016. At September 30, 2015, we had two customers, whose accounts receivable balance represented 11.6% and 10.7% of total accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SELECTED BALANCE SHEET DATA
(in thousands)

	As of September 30,
	2017	2016
Accounts receivable, net:
Accounts receivable	$31,365	$30,885
Less allowance for doubtful accounts	341	209
Less reserve for future returns and pricing adjustments	2,169	1,991
Total accounts receivable, net	$28,855	$28,685

Inventories:
Raw materials	$24,050	$21,116
Work in process	484	802
Finished goods	5,704	4,358
Total inventories	$30,238	$26,276

Property, equipment and improvements, net:
Land	$1,800	$1,800
Buildings	10,522	10,522
Improvements	3,445	3,239
Equipment	17,133	15,778
Purchased software	3,571	3,377
Furniture and fixtures	3,473	2,803
Total property, equipment and improvements, gross	39,944	37,519
Less accumulated depreciation and amortization	27,143	23,478
Total property, equipment and improvements, net	$12,801	$14,041

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of September 30, 2017, 25 of our 44 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities are scheduled to mature in less than one year and our non-current marketable securities are scheduled to mature in less than two years. We received proceeds from the sale of our available-for-sale marketable securities of $87.1 million, $73.7 million and $38.0 million for fiscal 2017, 2016 and 2015, respectively.
At September 30, 2017 our marketable securities consisted of (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,275	$—	$(20)	$28,255
Certificates of deposit	3,756	4	—	3,760
Current marketable securities	32,031	4	(20)	32,015
Non-current marketable securities:
Certificates of deposit	4,757	—	(4)	4,753
Total marketable securities	$36,788	$4	$(24)	$36,768

(1)	Included in amortized cost and fair value is purchased and accrued interest of $211.
At September 30, 2016 our marketable securities consisted of (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,801	$—	$(34)	$28,767
Commercial paper	23,963	—	(20)	23,943
Certificates of deposit	3,755	13	—	3,768
Government municipal bonds	1,904	—	—	1,904
Current marketable securities	58,423	13	(54)	58,382
Non-current marketable securities:
Certificates of deposit	3,505	36	—	3,541
Total marketable securities	$61,928	$49	$(54)	$61,923

(1)	Included in amortized cost and fair value is purchased and accrued interest of $271.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MARKETABLE SECURITIES (CONTINUED)
The following tables show the fair values and gross unrealized losses of our available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	September 30, 2017
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$26,196	$(20)	$—	$—
Certificates of deposit	3,751	(4)	—	—
Total	$29,947	$(24)	$—	$—

	September 30, 2016
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$24,454	$(33)	$4,102	$(1)
Commercial paper	23,943	(20)	—	—
Total	$48,397	$(53)	$4,102	$(1)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2017 using:
	Total carrying value at September 30, 2017	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$39,524	$39,524	$—	$—
Corporate bonds	28,255	—	28,255	—
Certificates of deposit	8,513	—	8,513	—
Total assets measured at fair value	$76,292	$39,524	$36,768	$—
Liabilities:
Contingent consideration on acquired business	$6,388	$—	$—	$6,388
Total liabilities measured at fair value	$6,388	$—	$—	$6,388

		Fair Value Measurements at September 30, 2016 using:
	Total carrying value at September 30, 2016	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$44,319	$44,319	$—	$—
Corporate bonds	28,767	—	28,767	—
Commercial paper	23,943	—	23,943	—
Certificates of deposit	7,309	—	7,309	—
Government municipal bonds	1,904	—	1,904	—
Total assets measured at fair value	$106,242	$44,319	$61,923	$—
Liabilities:
Contingent consideration on acquired business	$9,960	$—	$—	$9,960
Total liabilities measured at fair value	$9,960	$—	$—	$9,960
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the twelve months ended September 30, 2017.
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
As discussed in Note 2, we are required to make contingent payments for our acquisitions. In connection with the Bluenica acquisition, we are required to make contingent payments over a period of up to four years, subject to the Solutions segment achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million. In connection with the FreshTemp acquisition, we are required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million. For the SMART Temps acquisition, we are required to make a contingent payment after December 31, 2017 based on achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10,000. The fair values of these contingent payments was estimated by discounting to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS (CONTINUED)
present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations include the discount rate and various probability factors. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period as a charge or credit to general and administrative expense within the Consolidated Statements of Operations.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Fiscal years ended September 30,
	2017	2016
Fair value at beginning of period	$9,960	$—
Purchase price contingent consideration	1,310	10,400
Contingent consideration payments	(518)	—
Change in fair value of contingent consideration	(4,364)	(440)
Fair value at end of period	$6,388	$9,960
The change in fair value of contingent consideration relates to the acquisitions of Bluenica, FreshTemp and SMART Temps and is included in general and administrative expense. The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 93.5% to 98.5% for Bluenica, between 25% and 100% for FreshTemp and 0% for SMART Temp. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.
9. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our Consolidated Balance Sheets under Current Liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	September 30
2017	$1,033	$679	$(725)	$987
2016	$1,014	$771	$(752)	$1,033
2015	$862	$967	$(815)	$1,014
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual all of which is included in our M2M segment (in thousands):

	2017 Restructuring		2016 Restructuring		2015 Restructuring
	Employee Termination Costs	Other	Employee Termination Costs	Other	Employee Termination Costs	Total
Balance at September 30, 2014	$—	$—	$—	$—	$—	$—
Restructuring charge	—	—	—	—	412	412
Payments	—	—	—	—	(403)	(403)
Reversals	—	—	—	—	(9)	(9)
Balance at September 30, 2015	—	—	—	—	—	—
Restructuring charge	—	—	558	195	—	753
Payments	—	—	(559)	(195)	—	(754)
Reversals	—	—	(6)	—	—	(6)
Foreign currency fluctuation	—	—	7	—	—	7
Balance at September 30, 2016	—	—	—	—	—	—
Restructuring charge	2,258	257	—	—	—	2,515
Payments	(845)	(141)	—	—	—	(986)
Foreign currency fluctuation	115	12	—	—	—	127
Balance at September 30, 2017	$1,528	$128	$—	$—	$—	$1,656
2017 Restructuring
In May 2017, we approved a restructuring plan primarily impacting our France location. We also eliminated certain employee costs in the U.S. The restructuring is a result of a decision to consolidate our France operations to our Europe, Middle East and Africa (EMEA) headquarters in Munich. The total restructuring charges amounted to $2.5 million that included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017. These actions resulted in an elimination of 10 positions in the U.S. and 8 positions in France. The payments associated with these charges are expected to be completed by the fourth quarter ending September 30, 2018.
2016 Restructuring
On January 19, 2016, we approved a restructuring plan for our Digi Wireless Design Services group. This plan resulted in an elimination of 5 positions. We recorded a restructuring charge of $0.1 million related to severance during the second quarter of fiscal 2016 and paid the majority of the severance during that same quarter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES
The components of income from continuing operations, before income taxes are as follows (in thousands):

	Fiscal years ended September 30,
	2017	2016	2015
United States	$5,170	$9,841	$6,934
International	4,321	6,849	6,183
Income from continuing operations, before income taxes	$9,491	$16,690	$13,117
The components of the income tax provision are as follows (in thousands):

	Fiscal years ended September 30,
	2017	2016	2015
Current:
Federal	$312	$(141)	$1,452
State	165	139	453
Foreign	1,756	2,099	2,279
Deferred:
U.S.	(1,454)	1,260	(297)
Foreign	(654)	(145)	(203)
Income tax provision	$125	$3,212	$3,684
The net deferred tax asset consists of the following (in thousands):

	As of September 30,
	2017	2016
Current deferred tax asset	$—	$—
Non-current deferred tax asset	9,211	7,295
Current deferred tax liability	—	—
Non-current deferred tax liability	(534)	(616)
Net deferred tax asset	$8,677	$6,679

Uncollectible accounts and other reserves	$1,063	$915
Depreciation and amortization	(673)	421
Inventories	824	683
Compensation costs	5,863	4,925
Tax carryforwards	7,514	6,263
Valuation allowance	(5,952)	(5,970)
Identifiable intangible assets	(581)	(558)
Other	619	—
Net deferred tax asset	$8,677	$6,679
As of September 30, 2017, we have estimated carryforwards for tax purposes as follows: We have $2.0 million of tax carryforwards (net of reserves) related to federal and state research and development tax credits. We also have $5.5 million of carryforwards (net, tax effected) consisting of U.S. capital loss of $5.1 million and non-U.S. net operating losses of $0.4 million. The majority of our federal research and development tax credits have a 20 year carryforward period. The state research and development tax credits have a 15 year carryforward period. The majority of our non-U.S. net operating losses have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2032. Our U.S. capital loss carryforward will expire in 2020.
Our valuation allowance for certain U.S. and foreign locations remained consistent and was $6.0 million at both September 30, 2017 and September 30, 2016. The amount of the deferred tax assets realized could vary if there are differences in the timing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If our future taxable income projections are not realized, an additional valuation allowance may be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax amount to our income tax provision is as follows (in thousands):

	Fiscal years ended September 30,
	2017	2016	2015
Statutory income tax amount	$2,917	$5,548	$4,491
Increase (decrease) resulting from:
State taxes, net of federal benefits	(125)	204	(190)
Utilization of tax credits	(1,168)	(1,116)	(250)
Manufacturing deduction	(150)	(450)	(285)
Discrete tax benefits	(954)	(1,461)	(818)
Foreign operations	218	276	181
Valuation reserve	159	(43)	297
Adjustment of tax contingency reserves	257	202	71
Meals and entertainment	63	55	64
Employee stock purchase plan	79	83	76
Contingent consideration	(1,172)	(154)	—
Other, net	1	68	47
Income tax provision	$125	$3,212	$3,684
During fiscal 2017, we recorded net tax benefits of $1.0 million, primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. These benefits are included within the discrete tax benefits in the above table.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Fiscal years ended September 30,
	2017	2016	2015
Unrecognized tax benefits at beginning of fiscal year	$1,708	$1,618	$2,301
Increases related to:
Prior year income tax positions	21	107	110
Current year income tax positions	257	240	144
Decreases related to:
Prior year income tax positions	—	(71)	(255)
Settlements	—	(30)	(74)
Expiration of statute of limitations	(651)	(156)	(608)
Unrecognized tax benefits at end of fiscal year	$1,335	$1,708	$1,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
The total amount of unrecognized tax benefits at September 30, 2017 that, if recognized, would affect our effective tax rate is $1.2 million. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease approximately $0.1 million over the next 12 months due to the expiration of various statutes of limitations.
Of the $1.3 million of unrecognized tax benefits, $0.7 million is included in non-current income taxes payable and $0.6 million is included with non-current deferred tax assets on the consolidated balance sheet at September 30, 2017.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2017 and 2016, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued interest and penalties related to unrecognized tax benefits of $0.1 million at September 30, 2017 and $0.2 million at September 30, 2016. These accrued interest and penalties are included in our non-current income taxes payable on our consolidated balance sheets.
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2013.
At September 30, 2017, we had approximately $34.6 million of un-taxed accumulated undistributed foreign earnings, for which we have not accrued additional U.S. tax. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have already been recorded. Although we have no current need to repatriate historical earnings in the form of cash to the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be up to $0.6 million.
12. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2017 Omnibus Incentive Plan (the "2017 Plan") beginning January 30, 2017 and, prior to that, were granted under the 2016 Omnibus Incentive Plan (the "2016 Plan"). Upon stockholder approval of the 2017 Plan, we ceased granting awards under any prior plan. Shares remaining in the 2016 Plan were moved into the 2017 Plan. The authority to grant options under the 2017 Plan and to set other terms and conditions rests with the Compensation Committee of the Board of Directors. We also have awards outstanding under our 2014 Omnibus Plan (the "2014 Plan"), the 2013 Omnibus Incentive Plan (the "2013 Plan") and the 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009 (the "2000 Plan").
The 2017 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2017 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (RSUs) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Awards may be granted under the 2017 Plan until January 29, 2027. Options under the 2017 Plan can be granted as either incentive stock options (ISOs) or non-statutory stock options (NSOs). The exercise price of options and the grant date price of restricted stock units is determined by our Compensation Committee but may not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. As of September 30, 2017, there were approximately 1,583,578 shares available for future grants under the 2017 Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
stock was determined by our Compensation Committee but were not less than the fair market value of our common stock based on the closing price on the date of grant.
The 2014 Plan initially authorized the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options granted under this plan generally vested over a four year service period and expired if unexercised after eight years from the date of grant. RSUs that were granted to Directors typically vested in one year. RSUs that were granted to executives and employees typically vested in November over a four-year period. Options under the 2014 Plan were granted as either ISOs or NSOs. Awards may no longer be granted under the 2014 Plan as grants ceased upon approval of the 2016 Plan effective February 1, 2016 at the Annual Meeting of Stockholders. The exercise price of options and the grant date price of restricted stock was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
The 2013 Plan initially authorized the issuance of up to 1,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or stock awards. Eligible participants included our employees, non-employee directors, consultants and advisors. Options granted under this plan generally vested over a four year service period and expired if unexercised after eight years from the date of grant. RSUs that were granted to Directors typically vested in one year. Awards may no longer be granted under the 2013 Plan as grants ceased upon approval of the 2014 Plan effective January 27, 2014 at the Annual Meeting of Stockholders. Options under the 2013 Plan were granted as either ISOs or NSOs. The exercise price was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
The 2000 Plan initially authorized the issuance of up to 5,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, performance units or stock awards. Eligible participants included our employees, non-employee directors, consultants and advisors. An authorization to issue an additional 2,500,000 common shares was ratified on January 25, 2010 at the Annual Meeting of Stockholders. Awards may no longer be granted under the 2000 Plan as the plan was terminated as to future awards on January 28, 2013 at the Annual Meeting of Stockholders. Options under the 2000 Plan were granted as either ISOs or non-statutory stock options NSOs. The exercise price was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2017, 2016 and 2015 our employees forfeited 49,684, 47,464 and 9,371 shares, respectively in order to satisfy $0.7 million, $0.6 million and $0.1 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.
We recorded cash received from the exercise of stock options of $3.5 million, $7.2 million and $6.6 million during fiscal years 2017, 2016 and 2015, respectively. During fiscal 2017 and fiscal 2016, there were $0.3 million and $0.2 million, respectively of excess tax benefits from stock-based compensation. There were no excess tax benefits during fiscal 2015.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of October 29, 2013, December 4, 2009 and November 27, 2006 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 27, 2014, increased the total number of shares to 2,800,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $0.7 million in fiscal 2017, and $0.9 million in each of fiscal 2016 and 2015. Pursuant to the Purchase Plan, 72,594, 103,915, and 123,847 shares of common stock were issued to employees during fiscal 2017, 2016 and 2015, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2017, 441,022 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2017, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Fiscal years ended September 30,
	2017	2016	2015
Cost of sales	$213	$215	$221
Sales and marketing	1,348	921	1,158
Research and development	656	590	561
General and administrative	2,442	1,923	1,941
Stock-based compensation before income taxes	4,659	3,649	3,881
Income tax benefit	(1,536)	(1,185)	(1,343)
Stock-based compensation after income taxes	$3,123	$2,464	$2,538
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2016	3,963	$10.36
Granted	601	12.86
Exercised	(335)	10.45
Forfeited / Canceled	(327)	12.68
Balance at September 30, 2017	3,902	$10.54	4.2	$3,593

Exercisable at September 30, 2017	2,746	$10.18	3.5	$2,769
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $10.60 as of September 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2017, 2016 and 2015 was $0.9 million, $1.9 million and $0.9 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Fiscal years ended September 30,
	2017	2016	2015
Weighted average per option grant date fair value	$4.63	$3.90	$2.98
Assumptions used for option grants:
Risk free interest rate	1.46% - 1.96%	1.22% - 1.85%	1.57% - 1.85%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	33% - 34%	32% - 33%	32% - 36%
Weighted average volatility	34%	32%	35%
Expected dividend yield	0%	0%	0%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
We use historical data to estimate pre-vesting forfeiture rates. The pre-vesting forfeiture rate used in fiscal 2017 was 10.0%. As of September 30, 2017, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $3.4 million and the related weighted average period over which it is expected to be recognized was approximately 2.9 years.
At September 30, 2017, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$7.40 - $8.30	858	4.01	$7.95	623	$7.92
$8.31 - $9.59	623	3.98	$9.14	551	$9.16
$9.60 - $10.52	554	4.02	$9.86	405	$9.84
$10.53 - $10.81	567	3.91	$10.73	556	$10.72
$10.82 - $12.63	604	4.82	$12.11	394	$11.96
$12.64 - $14.75	490	6.09	$13.53	11	$14.75
$14.76 - $15.23	206	0.16	$15.23	206	$15.23
$7.40 - $15.23	3,902	4.18	$10.54	2,746	$10.18
The total grant date fair value of shares vested was $2.4 million in fiscal 2017 and $2.9 million in each of fiscal 2016 and 2015.
Non-vested Restricted Stock Units
A summary of our non-vested restricted stock units as of September 30, 2017 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2016	505	$9.67
Granted	285	$12.77
Vested	(202)	$9.42
Canceled	(22)	$10.59
Nonvested at September 30, 2017	566	$11.28
As of September 30, 2017, the total unrecognized compensation cost related to non-vested restricted stock units was $3.8 million and the related weighted average period over which it is expected to be recognized was approximately 1.2 years.
13. COMMON STOCK REPURCHASE
Common Stock Repurchase Program
On October 29, 2013, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock, primarily to support our employee stock purchase program and to return capital to shareholders. During the first quarter of fiscal 2015, we repurchased 287,787 shares for $2.2 million under this plan, which expired on October 31, 2014.
On October 28, 2014, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders and to support our employee stock purchase program. This authorization began on November 1, 2014 and expired on October 31, 2015. There were no shares repurchased under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMON STOCK REPURCHASE (CONTINUED)
On April 26, 2016, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock primarily to return capital to shareholders. This authorization expired on May 1, 2017. There were no shares repurchased under this program.
On May 2, 2017, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expires on May 1, 2018. Shares repurchased under the new program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations. During fiscal 2017, we repurchased 28,691 shares for $0.3 million. As of September 30, 2017, $19.7 million remains available for repurchase.
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
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.4 million for fiscal 2017, $1.4 million for fiscal 2016 and $1.7 million for fiscal 2015.
16. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2023. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments under noncancelable operating leases (in thousands):

Fiscal year	Amount
2018	$1,398
2019	1,148
2020	609
2021	277
2022	208
Thereafter	121
Total minimum payments required	$3,761
The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	Fiscal years ended September 30,
	2017	2016	2015
Rentals	$1,342	$1,613	$2,076
Less: sublease rentals	—	(46)	(56)
Total rental expense	$1,342	$1,567	$2,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. CONTINGENCIES
Patent Infringement Lawsuit
On June 19, 2017, Weatherproof Wireless, LLC filed a complaint against us in federal court in the District of Delaware. The complaint includes allegations against us pertaining to the infringement of Weatherproof Wireless, LLC patents by our access gateway and wireless router pods for public safety communications structures, including the Digi Utility Communication Hub with 4G LTE. On September 26, 2017 we signed a settlement and license agreement for an immaterial amount.
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
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2017
Revenue	$45,175	$45,615	$45,739	$45,105
Gross profit	21,453	21,902	22,485	21,334
Income from continuing operations (1)(2)	2,357	1,331	1,335	4,343
Income (loss) from discontinued operations, after income taxes	—	—	—	—
Net income (1)(2)	2,357	1,331	1,335	4,343
Basic net income per common share:
Continuing operations	0.09	0.05	0.05	0.16
Discontinued operations	—	—	—	—
Net income	0.09	0.05	0.05	0.16
Diluted net income per common share:
Continuing operations	0.09	0.05	0.05	0.16
Discontinued operations	—	—	—	—
Net income	0.09	0.05	0.05	0.16

Fiscal 2016
Revenue	$50,259	$50,162	$52,130	$50,454
Gross profit	24,357	24,742	25,977	24,604
Income from continuing operations (1)(2)	3,131	2,226	4,277	3,844
Income (loss) from discontinued operations, after income taxes	3,319	(89)	—	—
Net income (1)(2)	6,450	2,137	4,277	3,844
Basic net income per common share:
Continuing operations	0.12	0.09	0.17	0.15
Discontinued operations	0.13	—	—	—
Net income	0.25	0.08	0.17	0.15
Diluted net income per common share:
Continuing operations	0.12	0.09	0.16	0.14
Discontinued operations	0.13	—	—	—
Net income	0.25	0.08	0.16	0.14

(1)
During fiscal 2017 and 2016, we recorded net tax benefits of $1.0 million and $1.5 million, respectively. We recorded a benefit of $0.1 million in the first quarter of fiscal 2017 resulting from the reversal of income tax reserves due to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY FINANCIAL DATA (UNAUDITED)(CONTINUED)

expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. In the third quarter of fiscal 2017, we recorded a tax benefit of $0.7 million from the reversal of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. In the fourth quarter of fiscal 2017, we recorded a net tax benefit of $0.2 million, primarily from the reversal of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions and state and foreign prior year true-up provision to return. We recorded a benefit of $0.7 million in the first quarter of fiscal 2016 resulting from the reinstatement of the research and development tax credit for calendar year 2015, reversal of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions and reversal of tax reserves due to the resolution of tax audits. In the third quarter of fiscal 2016, we recorded a tax benefit of $0.5 million primarily due to the filing of an amended income tax return resulting in a domestic refund related to qualified manufacturing activities. In the fourth quarter of fiscal 2016, we recorded a net tax benefit of $0.2 million, primarily due to the filing of an additional amended income tax return resulting in an additional domestic refund related to qualified manufacturing activities, partially offset by an adjustment of the state rate on net deferred tax assets.

(2)
For continuing operations, we recorded business restructuring charges of $2.5 million ($1.6 million after tax) in the third quarter of fiscal 2017, $0.7 million ($0.4 million after tax) in the first quarter of fiscal 2016 and $0.1 million ($0.1 million after tax) in the second quarter of fiscal 2016.

19. SUBSEQUENT EVENT
Acquisition of TempAlert
On October 20, 2017, we purchased all the outstanding interests of TempAlert, a Boston-based provider of automated, real-time temperature monitoring and task management solutions. TempAlert will join the Digi Smart Solutions™.
The purchase price was $45 million in cash adjusted for certain net working capital adjustments. The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $40.7 million was paid at the time of closing. The earn-out payments are scheduled to be paid after December 31, 2018 and December 31, 2019 which is the end of the earn-out periods. The cumulative amount of the these earn-outs for the periods ended December 31, 2018 and 2019, will not exceed $35.0 million and $45.0 million, respectively. A preliminary purchase price allocation, estimated acquisition costs and proforma financial information are not available due to the timing of the acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
This Annual Report on Form 10-K includes the certifications attached as Exhibits 31.1 and 31.2 of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of the Company's financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2017 based on Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Remediation Efforts on the Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis.
As disclosed in the Company's 2016 Annual Report on Form 10-K, management concluded that our internal control over financial reporting was previously not effective based on the material weakness in internal control over financial reporting as we did not maintain effective controls to identify and maintain segregation of duties between the ability to create and post manual journal entries to the general ledger system for a key accounting individual as we moved locations at one of our subsidiaries, impacting the accuracy and completeness of all key accounts and disclosures at our German subsidiary. Specifically, the individual was assigned system access to both prepare and post journal entries, while holding responsibility for review of certain monthly account reconciliations, without his entries being subject to an independent review. Management has remediated this material weakness in fiscal 2017. Specifically, during the year ended September 30, 2017 we removed access to create and post journal entries from the member of the accounting team with incompatible duties as of September 30, 2016. In addition, a thorough review of all journal entries made by the individual revealed no irregularities or errors. Although this was an isolated case, we enhanced our access review controls for our financial system to include a review of all employee status changes. We also have automated the approval process for manual journal entries to ensure that all journal entries are properly approved.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Digi International Inc.
We have audited the internal control over financial reporting of Digi International Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2017, and our report dated November 22, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
November 22, 2017
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings "Proposal No. 1 - Election of Directors" and "Security Ownership of Principal Stockholders and Management" in our Proxy Statement for our 2018 Annual Meeting of Stockholders we intend to file with the SEC (the "Proxy Statement").
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	49	President and Chief Executive Officer
Michael C. Goergen	50	Senior Vice President, Chief Financial Officer and Treasurer
Jon A. Nyland	54	Vice President Manufacturing Operations
Kevin C. Riley	56	Chief Operating Officer
Tracy L. Roberts	55	Vice President of Technology Services
David H. Sampsell	49	Vice President of Corporate Development, General Counsel and Corporate Secretary
Ronald E. Konezny has served as a member of our Board of Directors and as our President and Chief Executive Officer since December 2014. From September 2013 to December 2014, he served as Vice President, Global Transportation and Logistics at Trimble Navigation Limited, a global provider of navigation and range-finding equipment and related solutions. From August 2011 to September 2013, he served as General Manager of Trimble’s Global Transportation and Logistics division.  From 2007 to September 2013, he served as Chief Executive Officer of PeopleNet, Inc., a provider of telematics solutions for the transportation industry, which was acquired by Trimble in 2011.  Mr. Konezny founded PeopleNet in 1996 and served in various other roles, including Chief Technology Officer, Chief Financial Officer and Chief Operating Officer, before serving as its Chief Executive Officer.  Mr. Konezny also serves on the board of directors of I.D. Systems, Inc.
Mr. Konezny has extensive experience in the wireless M2M industry working with solutions comprised of hardware and cloud-based applications. He brings extensive leadership experience in corporate strategy, manufacturing, operations, technology, finance and business development to the Board
Michael C. Goergen has served as Senior Vice President, Chief Financial Officer and Treasurer since April 2015. He previously served as Senior Vice President - Finance of the Transport - Logistics division of Trimble Navigation Limited from April 2013 to March, 2015. From June 2007 to April, 2013, Mr. Goergen served as Chief Financial Officer of PeopleNet Communications, which was acquired by Trimble in 2011. He had served in various financial roles at PeopleNet since 1997.
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
Code of Ethics/Code of Conduct
We have in place a "code of ethics" within the meaning of Rule 406 of Regulation S-K, which is applicable to our senior financial management, including specifically our principal executive officer, principal financial officer and controller. A copy of this financial code of ethics is available on our website (www.digi.com) under the "Company - Investor Relations - Corporate Governance" caption. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this code of ethics by posting such information on the same website. We also have a "code of conduct" that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the "Company - Investor Relations - Corporate Governance" caption.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated into this item by reference is the information appearing under the heading "Compensation of Directors," "Executive Compensation," and the information regarding compensation committee interlocks and insider participation under the heading "Proposal No. 1 - Election of Directors" in our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated into this item by reference is the information appearing under the headings "Security Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" in our Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated into this item by reference is the information regarding director independence under the heading "Proposal No. 1 - Election of Directors" and the information regarding related person transactions under the heading "Related Person Transaction Approval Policy" on our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated into this item by reference is the information under "Proposal No. 5 - Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of the Company (filed as part of this Annual Report on Form 10-K)

1.	Consolidated Statements of Operations for fiscal years ended September 30, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2017, 2016 and 2015

Consolidated Balance Sheets as of September 30, 2017 and 2016

Consolidated Statements of Cash Flows for fiscal years ended September 30, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Certified Public Accounting Firm

(b) Exhibits
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under SEC file number 1-34033.

Exhibit Number		Description	Method of Filing

2	(a)	Stock Purchase Agreement with West Monroe Partners, LLC dated as of October 23, 2015* (1)	Incorporated by Reference

2	(b)	Equity Purchase Agreement with Schechter Tech LLC (d/b/a TempAlert LLC) dated as of October 20, 2017* (2)	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended* (3)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (4)	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (5)	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (6)	Incorporated by Reference

10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of October 29, 2013** (7)	Incorporated by Reference

10	(b)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009** (8)	Incorporated by Reference

10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)** (9)	Incorporated by Reference

10	(b)(ii)
Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010 provided Addendum 1A applies only to certain grants made on and after November 22, 2011)** (10)
Incorporated by Reference

10	(c)	Digi International Inc. 2013 Omnibus Incentive Plan** (11)	Incorporated by Reference

10	(c)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addenda to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)** (12)
Incorporated by Reference

10	(c)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2013 Omnibus Incentive Plan)** (13)	Incorporated by Reference

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(d)	Digi International Inc. 2014 Omnibus Incentive Plan** (14)	Incorporated by Reference

10	(d)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addenda to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)** (15)
Incorporated by Reference

10	(d)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (16)	Incorporated by Reference

10	(d)(iii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (17)	Incorporated by Reference

10	(e)	Digi International Inc. 2016 Omnibus Incentive Plan* (18)	Incorporated by Reference

10	(e)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)* (19)	Incorporated by Reference

10	(e)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)* (20)	Incorporated by Reference

10	(e)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)* (21)	Incorporated by Reference

10	(e)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)* (22)	Incorporated by Reference

10	(f)	Digi International Inc. 2017 Omnibus Incentive Plan* (23)	Incorporated by Reference

10	(f)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)* (24)	Incorporated by Reference

10	(f)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)* (25)	Incorporated by Reference

10	(f)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc 2017 Omnibus Incentive Plan)* (26)	Incorporated by Reference

10	(f)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)* (27)	Incorporated by Reference

10	(g)	Form of indemnification agreement with directors and officers of the Company** (28)	Incorporated by Reference

10	(h)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (29)	Incorporated by Reference

10	(i)	Agreement between the Company and Joel K. Young dated July 30, 2007** (30)	Incorporated by Reference

10	(j)	Agreement between the Company and Jon A. Nyland dated September 17, 2013** (31)	Incorporated by Reference

10	(k)	Offer Letter Agreement between the Company and David H. Sampsell dated as of April 8, 2011** (32)	Incorporated by Reference

10	(l)	Offer letter between the Company and Michael C. Goergen dated March 6, 2015** (33)	Incorporated by Reference

10	(m)	Employment Agreement between the Company and Kevin C. Riley dated January 23, 2013** (34)	Incorporated by Reference

21		Subsidiaries of the Company	Filed Electronically

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

23	(a)	Consent of Grant Thornton LLP	Filed Electronically

23	(b)	Consent of PricewaterhouseCoopers LLP	Filed Electronically

24		Powers of Attorney	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically

____________________________

*
Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

**	Management compensatory contract or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed October 29, 2015.

(2)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on October 25, 2017.

(3)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).

(4)	Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K dated August 28, 2017.

(5)	Incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008.

(6)	Incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form 8-A filed on April 25, 2008.

(7)	Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194522).

(8)	Incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed on January 29, 2010.

(9)	Incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the year ended September 30, 2008.

(10)	Incorporated by reference to Exhibit 10(e)(ii) to the Company's Form 10-K for the year ended September 30, 2011.

(11)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on April 16, 2013 (File no. 333-187949).

(12)	Incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2013.

(13)	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2013.

(14)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194518).

(15)	Incorporated by reference to Exhibit 10(b)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2014.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(16)	Incorporated by reference to Exhibit 10(b)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2014.

(17)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2014.

(18)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 11, 2015.

(19)	Incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(20)	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(21)	Incorporated by reference to Exhibit 10(a)(iii) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(22)	Incorporated by reference to Exhibit 10(a)(iv) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(23)	Incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed December 16, 2016.

(24)	Incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(25)	Incorporated by reference to Exhibit 10(b)(ii) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(26)	Incorporated by reference to Exhibit 10(b)(iii) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(27)	Incorporated by reference to Exhibit 10(b)(iv) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(28)	Incorporated by reference to Exhibit 10 to the Company’s Form 10‑Q for the quarter ended June 30, 2010.

(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2014.

(30)	Incorporated by reference to Exhibit 10(o) to the Company's Form 10-Q for the quarter ended June 30, 2007 (File no. 0-17972).

(31)	Incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for the year ended September 30, 2013.

(32)	Incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the year ended September 30, 2013.

(33)	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 26, 2015.

(34)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 2017.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2017.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2017.

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

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts		Deductions		Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2017	$5,914	$136	$—		$98		$5,952
September 30, 2016	$862	$5,260	$—		$208		$5,914
September 30, 2015	$572	$316	$—		$26		$862

Valuation account - doubtful accounts
September 30, 2017	$209	$127	$20	(1)	$15	(2)	$341
September 30, 2016	$285	$10	$—		$86	(2)	$209
September 30, 2015	$367	$4	$—		$86	(2)	$285

Reserve for future returns and pricing adjustments
September 30, 2017	$1,991	$10,447	$—		$10,269		$2,169
September 30, 2016	$1,817	$9,946	$—		$9,772		$1,991
September 30, 2015	$1,662	$7,002	$—		$6,847		$1,817

(1)	Established through purchase accounting relating to the acquisition of SMART Temps

(2)	Uncollectible accounts charged against allowance, net of recoveries