Form 10-Q
period 2017-12-31
DIGI INTERNATIONAL INC
filed 2018-01-30
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 25, 2018, there were 27,028,529 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2017	2016
	(in thousands, except per share data)
Revenue:
Hardware product	$38,454	$43,173
Services and solutions	6,743	2,002
Total revenue	45,197	45,175
Cost of sales:
Cost of hardware product	19,210	22,337
Cost of services and solutions	3,443	1,174
Amortization of intangibles	607	211
Total cost of sales	23,260	23,722
Gross profit	21,937	21,453
Operating expenses:
Sales and marketing	9,760	8,322
Research and development	7,751	6,905
General and administrative	6,549	3,804
Total operating expenses	24,060	19,031
Operating (loss) income	(2,123)	2,422
Other income, net:
Interest income	208	159
Interest expense	(3)	(33)
Other (expense) income, net	(45)	574
Total other income, net	160	700
(Loss) income before income taxes	(1,963)	3,122
Income tax provision	2,606	765
Net (loss) income	$(4,569)	$2,357

Net (loss) income per common share:
Basic	$(0.17)	$0.09
Diluted	$(0.17)	$0.09
Weighted average common shares:
Basic	26,748	26,175
Diluted	26,748	26,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended December 31,
	2017	2016
	(in thousands)
Net (loss) income	$(4,569)	$2,357
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	271	(3,755)
Change in net unrealized loss on investments	(21)	(24)
Less income tax benefit	3	9
Other comprehensive income (loss), net of tax	253	(3,770)
Comprehensive loss	$(4,316)	$(1,413)
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2017	September 30, 2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,610	$78,222
Marketable securities	28,204	32,015
Accounts receivable, net	30,292	28,855
Inventories	31,119	30,238
Receivable from sale of business	—	1,998
Other	4,823	3,032
Total current assets	140,048	174,360
Marketable securities, long-term	4,247	4,753
Property, equipment and improvements, net	12,723	12,801
Identifiable intangible assets, net	34,469	11,800
Goodwill	149,333	131,995
Deferred tax assets	6,237	9,211
Other	451	269
Total assets	$347,508	$345,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,330	$6,240
Accrued compensation	4,555	4,325
Accrued warranty	1,164	987
Accrued professional fees	793	928
Accrued restructuring	1,631	1,656
Unearned revenue	4,135	1,343
Contingent consideration on acquired businesses	2,411	388
Other	2,451	2,113
Total current liabilities	23,470	17,980
Income taxes payable	685	877
Deferred tax liabilities	486	534
Contingent consideration on acquired businesses	3,570	6,000
Other non-current liabilities	681	654
Total liabilities	28,892	26,045
Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 33,480,707 and 33,007,993 shares issued	335	330
Additional paid-in capital	249,591	245,528
Retained earnings	145,876	150,478
Accumulated other comprehensive loss	(22,406)	(22,659)
Treasury stock, at cost, 6,455,136 and 6,436,578 shares	(54,780)	(54,533)
Total stockholders’ equity	318,616	319,144
Total liabilities and stockholders’ equity	$347,508	$345,189
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2017	2016
	(in thousands)
Operating activities:
Net (loss) income	$(4,569)	$2,357
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, equipment and improvements	711	656
Amortization of identifiable intangible assets	1,694	345
Stock-based compensation	1,053	1,173
Excess tax benefits from stock-based compensation	—	(183)
Deferred income tax provision	2,954	619
Change in fair value of contingent consideration	(407)	(82)
Bad debt/product return provision	14	264
Inventory obsolescence	450	450
Other	57	(12)
Changes in operating assets and liabilities (net of acquisitions)	(3,285)	(7,622)
Net cash used in operating activities	(1,328)	(2,035)
Investing activities:
Purchase of marketable securities	—	(25,470)
Proceeds from maturities and sales of marketable securities	4,296	32,155
Proceeds from sale of Etherios	2,000	3,000
Acquisition of businesses, net of cash acquired	(40,084)	(1,690)
Purchase of property, equipment, improvements and certain other identifiable intangible assets	(453)	(554)
Net cash (used in) provided by investing activities	(34,241)	7,441
Financing activities:
Acquisition earn-out payments	—	(518)
Excess tax benefits from stock-based compensation	—	183
Proceeds from stock option plan transactions	2,972	2,787
Proceeds from employee stock purchase plan transactions	380	297
Purchases of common stock	(636)	(390)
Net cash provided by financing activities	2,716	2,359
Effect of exchange rate changes on cash and cash equivalents	241	(2,350)
Net (decrease) increase in cash and cash equivalents	(32,612)	5,415
Cash and cash equivalents, beginning of period	78,222	75,727
Cash and cash equivalents, end of period	$45,610	$81,142

Supplemental schedule of non-cash investing and financing activities:
Liability related to acquisition of businesses	$—	$(1,300)
Accrual for purchase of property, equipment, improvements and certain other identifiable intangible assets	$(27)	$(105)
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies, presented in our Annual Report on Form 10-K for the year ended September 30, 2017, as filed with the SEC (“2017 Financial Statements”).
The condensed consolidated financial statements presented herein reflect, in the opinion of management, all adjustments which consist only of normal, recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets and condensed consolidated statements of operations, comprehensive income and cash flows for the periods presented. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data were derived from our 2017 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Recently Issued Accounting Pronouncements
Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We adopted ASU 2016-09 on October 1, 2017. There was no material impact on our condensed consolidated financial statements. Below is a summary of the impact upon adoption of ASU 2016-09:

•
In accordance with ASU 2016-09, we prospectively will record excess tax benefits/deficiencies as an income tax benefit/expense in the statement of operations. This resulted in a $0.5 million tax deficiency in the three months ended December 31, 2017, resulting in an unfavorable impact to EPS of $0.02 per diluted share. This amount was recognized as a discrete item within income tax expense in the condensed consolidated statement of operations.

•
We adjusted our dilutive shares to remove the excess tax benefits from the calculation of EPS on a prospective basis. The revised calculation is more dilutive, but did not have a material impact on the Company’s diluted EPS calculation for the three months ended December 31, 2017.

•
Further, we had no tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, therefore, there was no cumulative-effect adjustment to our beginning retained earnings.

•
Additionally, we prospectively adopted the provision to classify excess tax benefits and deficiencies within cash flows from operating activities as part of cash payments for taxes on the statement of cash flows. Prior periods on the statement of cash flows have not been adjusted.

•
Upon adoption of ASU 2016-09, we account for forfeitures as they occur, rather than estimating forfeitures as of an awards grant date. This change in accounting policy election was adopted using a modified retrospective transition method and recognized a cumulative effect unfavorable adjustment to retained earnings of approximately $33,000.

•
We have previously shown separately, tax payments made on behalf of an employee by repurchasing shares of stock as cash outflows from financing activities on the statement of cash flows. This provision was retrospectively adopted and prior period cash flows already conformed with this presentation.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This provision would require inventory that was previously recorded using first-in, first-out (FIFO) to be recorded at lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. We adopted this guidance beginning October 1, 2017. The amendments in this guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual period. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.
Not Yet Adopted
In May 2017, FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, which for us is the first quarter ending December 31, 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements.
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
In June 2016, FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments." The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the first quarter ending December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
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
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal year ending September 30, 2019, including interim periods within that reporting period. In addition, FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 in March 2016, April 2016 and May 2016, respectively, to provide interpretive clarifications on the new guidance in ASC Topic 606. We are currently working through an adoption plan and have identified our revenue streams and completed a preliminary analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard.  We intend to complete our adoption plan by June 30, 2018.  This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption, and completing a rollout plan for implementation of the new standard with affected functions in our organization.  Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.  We plan to adopt the new guidance beginning with our fiscal quarter ending December 31, 2018.
2. ACQUISITIONS
Acquisition of TempAlert LLC
On October 20, 2017, we purchased all the outstanding interests of TempAlert LLC (“TempAlert”), a Boston-based provider of automated, real-time temperature monitoring and task management solutions. The purchase price was $45.0 million in cash adjusted for certain net working capital adjustments. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to further enhance and expand the capabilities of the IoT Solutions segment (see Note 9 to our Condensed Consolidated Financial Statements).
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $40.7 million (excluding cash acquired of $0.6 million) was paid at the time of closing. The earn-out payments are scheduled to be paid after December 31, 2018 and December 31, 2019 which is the end of the earn-out periods. The cumulative amount of these earn-outs for the periods ended December 31, 2018 and 2019, will not exceed $35.0 million and $45.0 million, respectively. The fair value of this contingent consideration was zero at the date of acquisition and at December 31, 2017 (see Note 7 to the Condensed Consolidated Financial Statements).
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
The TempAlert acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date.

2. ACQUISITIONS (CONTINUED)
The following table summarizes the preliminary values of TempAlert assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$40,741
Fair value of contingent consideration on acquired business	—
Total purchase price consideration	$40,741

Fair value of net tangible assets acquired	$(900)
Fair value of identifiable intangible assets acquired:
Customer relationships	18,300
Purchased and core technology	4,000
Trade name and trademarks	2,000
Goodwill	17,341
Total	$40,741
Operating results for TempAlert are included in our Condensed Consolidated Statements of Operations from October 20, 2017. The Condensed Consolidated Balance Sheet as of December 31, 2017 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The net working capital values are preliminary and we expect to finalize them in the second fiscal quarter of 2018.
The weighted average useful life for all the identifiable intangibles listed above is 6.5 years. For purposes of determining fair value, the purchased and core technology identified above is assumed to have a useful life of five years, the customer relationships are assumed to have useful lives of seven years and the trade name and trademarks are assumed to have useful lives of five years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets.
The amounts of revenue and net loss included in the Condensed Consolidated Statements of Operations from the acquisition date of October 20, 2017 were $2.1 million and $1.1 million, respectively. Costs directly related to the acquisition of $1.4 million incurred in the first quarter of fiscal 2018 and $0.4 million incurred in fiscal 2017 for the have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations. These acquisition costs include legal, accounting, valuation and success fees.
The following consolidated pro forma information is as if the acquisition had occurred on October 1, 2016 (in thousands):

	Three months ended December 31,
	2017	2016
Revenue	$46,128	$50,341
Net (loss) income	$(3,000)	$469
Pro forma income from continuing operations and net income were both adjusted to exclude interest expense related to debt that was paid off prior to acquisition, interest income related to promissory note that was settled prior to acquisition, adjust amortization to the fair value of the intangibles acquired and remove any costs associated with the sale transaction.
Acquisition of SMART Temps, LLC
On January 9, 2017, we purchased all of the outstanding interests of SMART Temps, LLC (“SMART Temps”), an Indiana-based provider of real-time temperature management for pharmacies, education, and hospital settings as well as real-time temperature management for blood bank, laboratory environments, restaurants, and grocery. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to further enhance our portfolio of products for the IoT Solutions segment (see Note 9 to our Condensed Consolidated Financial Statements).
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $28.8 million (excluding cash acquired of $0.5 million) was paid at time of closing. The earn-out payments was scheduled to be paid after December 31, 2017 which is the end of the earn-out period. The cumulative amount of these earn-out payments could not

2. ACQUISITIONS (CONTINUED)
exceed $7.2 million. The fair value of this contingent consideration was $10,000 at the date of acquisition and zero at December 31, 2017, therefore no earn-out was paid (see Note 7 to the Condensed Consolidated Financial Statements).
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The final purchase price allocation resulted in the recognition of $18.8 million of goodwill. For tax purposes, this acquisition is treated as an asset acquisition, therefore the goodwill is deductible. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused IoT Solutions segment.
Operating results for SMART Temps are included in our Condensed Consolidated Statements of Operations from January 9, 2017. The Condensed Consolidated Balance Sheet as of December 31, 2017 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
Acquisition of FreshTemp, LLC
On November 1, 2016, we purchased all of the outstanding interests of FreshTemp, LLC (“FreshTemp”), a Pittsburgh-based provider of temperature monitoring and automated task management solutions for the food industry. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to create an advanced portfolio of products for the IoT Solutions segment.
The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $1.7 million was paid at time of closing. The earn-out payments are based on revenue related to certain customer contracts entered into by June 30, 2017. The fair value of this contingent consideration was $1.3 million at the date of acquisition and $0.3 million at December 31, 2017 (see Note 7 to the Condensed Consolidated Financial Statements). The final calculation date will be on June 30, 2018. The cumulative amount of these earn-out payments will not exceed $2.3 million. We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out. Costs directly related to the acquisition, including legal, accounting and valuation fees, of approximately $60,000 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations.
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
Operating results for FreshTemp are included in our Condensed Consolidated Statements of Operations from November 1, 2016. The Condensed Consolidated Balance Sheet as of December 31, 2017 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The identifiable intangibles values and net working capital values were finalized in the second fiscal quarter of 2017.
Acquisition of Bluenica Corporation
On October 5, 2015, we purchased all of the outstanding stock of Bluenica Corporation (“Bluenica”), a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors, which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met.  This acquisition formed the basis for our IoT Solutions segment.
The terms of the acquisition included an upfront cash payment together with earn-out payments.  Cash of $2.9 million was paid at time of closing.  The earn-out payments are scheduled to be paid in installments over a four-year period based on revenue achievement of the acquired business. Each of the earn-out payments will be calculated based on the revenue performance of the IoT Solutions segment for each respective earn-out period. The cumulative amount of these earn-out payments will not exceed $11.6 million.  An additional payment, not to exceed $3.5 million, may also be due depending on revenue performance.
The fair value of this contingent consideration was $10.4 million at the date of acquisition and $5.6 million at December 31, 2017 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out.

2. ACQUISITIONS (CONTINUED)
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
The terms of the sale agreement provided that West Monroe Partners, LLC would pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts was included within the total fair value of consideration received. These receivable amounts were unsecured and non-interest bearing. We received $3.0 million in October 2016 and $2.0 million in October 2017.
4. EARNINGS PER SHARE
Basic net (loss) income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares result from dilutive common stock options and restricted stock units. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect for the three month period ended December 31, 2017.
The following table is a reconciliation of the numerators and denominators in the net (loss) income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2017	2016
Numerator:
Net (loss) income	$(4,569)	$2,357

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares outstanding	26,748	26,175
Effect of dilutive securities:
Stock options and restricted stock units	—	797
Denominator for diluted net (loss) income per common share — adjusted weighted average shares	26,748	26,972

Net (loss) income per common share, basic	$(0.17)	$0.09
Net (loss) income per common share, diluted	$(0.17)	$0.09
For the three months ended December 31, 2017 and 2016, there were 1,998,740 and 1,108,900 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the three months ended December 31, 2017, there were 331,021 common stock options and restricted stock units that were not included in the above computation of diluted earnings per share.

5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2017	September 30, 2017
Accounts receivable, net:
Accounts receivable	$32,861	$31,365
Less allowance for doubtful accounts	476	341
Less reserve for future returns and pricing adjustments	2,093	2,169
Accounts receivable, net	$30,292	$28,855
Inventories:
Raw materials	$24,622	$24,050
Work in process	22	484
Finished goods	6,475	5,704
Inventories	$31,119	$30,238
Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method.
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of December 31, 2017, 31 of our 41 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than two years. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the three months ended December 31, 2017 and 2016, we received proceeds from our available-for-sale marketable securities of $4.3 million and $32.2 million, respectively.
At December 31, 2017 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$24,217	$—	$(26)	$24,191
Certificates of deposit	4,013	1	(1)	4,013
Current marketable securities	28,230	1	(27)	28,204
Non-current marketable securities:
Certificates of deposit	4,262	—	(15)	4,247
Total marketable securities	$32,492	$1	$(42)	$32,451

(1)	Included in amortized cost and fair value is purchased and accrued interest of $201.

6. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2017 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,275	$—	$(20)	$28,255
Certificates of deposit	3,756	4	—	3,760
Current marketable securities	32,031	4	(20)	32,015
Non-current marketable securities:
Certificates of deposit	4,757	—	(4)	4,753
Total marketable securities	$36,788	$4	$(24)	$36,768

(1)	Included in amortized cost and fair value is purchased and accrued interest of $211.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	December 31, 2017
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$24,191	$(26)	$—	$—
Certificates of deposit	5,754	(16)	—	—
Total	$29,945	$(42)	$—	$—

	September 30, 2017
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$26,196	$(20)	$—	$—
Certificates of deposit	3,751	(4)	—	—
Total	$29,947	$(24)	$—	$—
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
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market	$4,520	$4,520	$—	$—
Corporate bonds	24,191	—	24,191	—
Certificates of deposit	8,260	—	8,260	—
Total assets measured at fair value	$36,971	$4,520	$32,451	$—
Liabilities:
Contingent consideration on acquired businesses	$5,981	$—	$—	$5,981
Total liabilities measured at fair value	$5,981	$—	$—	$5,981

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market	$39,524	$39,524	$—	$—
Corporate bonds	28,255	—	28,255	—
Certificates of deposit	8,513	—	8,513	—
Total assets measured at fair value	$76,292	$39,524	$36,768	$—
Liabilities:
Contingent consideration on acquired businesses	$6,388	$—	$—	$6,388
Total liabilities measured at fair value	$6,388	$—	$—	$6,388
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the three months ended December 31, 2017.
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
As discussed in Note 2, we are required to make contingent payments for our acquisitions. In connection with the Bluenica acquisition, we are required to make contingent payments over a period of up to four years, subject to the IoT Solutions segment achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million. In connection with the FreshTemp acquisition, we are required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million. For the SMART Temps acquisition, we are required to make a contingent payment after December 31, 2017 based on achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $10,000. For the TempAlert acquisition, we are required to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue. The fair value of the liability for contingent payments recognized upon acquisition of TempAlert was zero. The fair values of these contingent payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations include the discount

7. FAIR VALUE MEASUREMENTS (CONTINUED)
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
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2017	2016
Fair value at beginning of period	$6,388	$9,960
Purchase price contingent consideration	—	1,300
Contingent consideration payments	—	(518)
Change in fair value of contingent consideration	(407)	(82)
Fair value at end of period	$5,981	$10,660
The change in fair value of contingent consideration relates to the acquisitions of Bluenica, FreshTemp and SMART Temps and is included in general and administrative expense. The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 93.5% to 98.7% for Bluenica, between 15% and 100% for FreshTemp, 0% for both SMART Temp and TempAlert. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	December 31, 2017			September 30, 2017
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$55,296	$(46,841)	$8,455	$51,292	$(46,304)	$4,988
License agreements	18	(17)	1	18	(17)	1
Patents and trademarks	14,553	(11,505)	3,048	12,484	(11,280)	1,204
Customer relationships	40,230	(17,745)	22,485	21,914	(16,817)	5,097
Non-compete agreements	600	(120)	480	600	(90)	510
Total	$110,697	$(76,228)	$34,469	$86,308	$(74,508)	$11,800
Amortization expense was $1.7 million and $0.3 million for the three month periods ended December 31, 2017 and 2016, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2018 and the five succeeding fiscal years is (in thousands):

2018 (nine months)	$4,770
2019	6,167
2020	5,856
2021	5,311
2022	5,028
2023	3,622

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill are (in thousands):

	Three months ended December 31,
	2017	2016
Beginning balance, October 1	$131,995	$109,448
Acquisitions	17,341	2,737
Foreign currency translation adjustment	(3)	(1,069)
Ending balance, December 31	$149,333	$111,116
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
As of the third quarter of fiscal 2017, we determined that we have two reportable operating segments, our IoT Solutions segment and our IoT Products & Services segment (see Note 9 to the Condensed Consolidated Financial Statements). As a result, we concluded that the IoT Solutions segment and the IoT Products & Services segment constitute separate reporting units for purposes of the ASC 350-20-35 “Goodwill Measurement of Impairment” assessment and both units were tested individually for impairment.
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
At June 30, 2017, we had a total of $98.6 million of goodwill on our Condensed Consolidated Balance Sheet for the IoT Products & Services reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 7%. At June 30, 2017, we had a total of $32.5 million of goodwill on our Condensed Consolidated Balance Sheet for the Solutions reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 8%.
Based on that data, we concluded that no impairment was indicated for either reporting unit and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. During the first quarter of fiscal 2018, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of December 31, 2017, and we concluded that no additional impairment assessment was required.
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

9. SEGMENT INFORMATION
We have two reportable operating segments for purposes of ASC 280-10-50 "Segment Reporting": (1) IoT Products & Services (formerly M2M), and (2) IoT Solutions (formerly Solutions). Our segments are described below:
IoT Products & Services
Our IoT Products & Services segment is composed of the following communications products and development services:

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
IoT Solutions
We have formed the IoT Solutions segment primarily through four acquisitions: the October 2015 acquisition of Bluenica, the November 2016 acquisition of FreshTemp, the January 2017 acquisition of SMART Temps and the October 2017 acquisition of TempAlert, LLC (TempAlert). Our IoT Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These products and services are provided to food service, transportation, education, healthcare and pharma, and industrial markets and are marketed as Digi Smart Solutions™.
We measure our segment results primarily by reference to revenue and operating income (loss). IoT Solutions revenue includes both product and service revenue. Certain costs incurred at the corporate level are allocated to our segments. These costs include information technology, employee benefits and shared facility services. The information technology and shared facility costs are allocated based on headcount and the employee benefits costs are allocated based on compensation costs.
Summary operating results for each of our segments were as follows (in thousands):

	Three months ended December 31,
	2017	2016
Revenue
IoT Products & Services	$40,880	$44,936
IoT Solutions	4,317	239
Total revenue	$45,197	$45,175
Operating (loss) income
IoT Products & Services	$1,264	$3,087
IoT Solutions	(3,387)	(665)
Total operating (loss) income	$(2,123)	$2,422
Depreciation and amortization
IoT Products & Services	$849	$847
IoT Solutions	1,556	154
Total depreciation and amortization	$2,405	$1,001

9. SEGMENT INFORMATION (CONTINUED)
Total expended for property, plant and equipment was as follows (in thousand):

	Three months ended December 31,
	2017	2016
Expended for property, plant and equipment
IoT Products & Services	$453	$483
IoT Solutions	—	71
Total expended for property, plant and equipment	$453	$554
Total assets for each of our segments were as follows (in thousands):

	December 31, 2017	September 30, 2017
Assets
IoT Products & Services	$177,401	$182,555
IoT Solutions	92,046	47,644
Unallocated*	78,061	114,990
Total assets	$347,508	$345,189
*Unallocated consists of cash and cash equivalents, current marketable securities and long-term marketable securities.
Total goodwill for each of our segments were as follows (in thousands):

	December 31, 2017	September 30, 2017
Goodwill
IoT Products & Services	$99,063	$98,981
IoT Solutions	50,270	33,014
Total goodwill	$149,333	$131,995

10. INCOME TAXES
Income tax provision was $2.6 million for the three months ended December 31, 2017. Net tax expense discretely related to the three months ended December 31, 2017 was $2.8 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and the adoption of ASU 2016-09 related to the accounting for the tax effects of stock compensation.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to our fiscal year end, our statutory rate for fiscal 2018 will be a blend of the new and old tax rates. At December 31, 2017 we did not fully complete our accounting for the tax effects of enactment of the Act; however in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax expense amount of $2.6 million which is included as a component of income tax expense.
We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which requires estimates of our changes in deferred tax assets and liabilities before and after the new statutory rate was enacted. As a result, we are still analyzing certain aspects of the legislation and refining our calculations such as, refining current year estimates and filings of tax returns, of which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of December 31, 2017, the provisional amount recorded related to the re-measurement of this deferred tax balance was $2.5 million.
In addition, we considered the potential tax expense impacts of the one-time transition tax. The transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of

10. INCOME TAXES (CONTINUED)
$0.1 million. We have not yet completed the calculation of the post-1986 E&P for these foreign subsidiaries and, further, this transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, evaluate the testing periods for cash and E&P measurement and finalize substantiation of material foreign taxes paid or accrued. Furthermore, it is expected that further guidance will be forthcoming from U.S. Treasury which may or may not impact the final transition tax required. It should be noted, that we continue to review the outside basis differential of our foreign investments. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time, but it is expected that with inclusion of the transition tax, the potential outstanding basis difference as of December 31, 2017 is expected to be a deductible temporary difference for which no deferred tax asset would be allowed.
As discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” on October 1, 2017. As a result of the adoption, we recorded $0.5 million of excess tax expense related to our share-based payments in our provision for income taxes for the three months ended December 31, 2017. Historically, this was record in additional paid-in capital. The excess tax expense related to share-based payments are recognized as tax expense discretely related to the three months ended December 31, 2017.
For the three months ended December 31, 2017, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain income tax credits generated in the U.S.
Income tax provision was $0.8 million for the three months ended December 31, 2016. Net tax benefits discretely related to the three months ended December 31, 2016 were $0.1 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three months ended December 31, 2016, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items discretely related to the period, such as settlements of audits. We expect that we may record other benefits or expenses in the future that are specific to a particular quarter such as expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted for both U.S. and foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2017	$1,335
Decreases related to:
Expiration of statute of limitations	(116)
Unrecognized tax benefits as of December 31, 2017	$1,219
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.1 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months.
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

11. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2017	$987	$354	$(177)	$1,164
Three months ended December 31, 2016	$1,033	$169	$(177)	$1,025
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
The 2017 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2017 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Awards may be granted under the 2017 Plan until January 29, 2027. Options under the 2017 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock units shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. As of December 31, 2017, there were approximately 1,172,108 shares available for future grants under the 2017 Plan.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the three months ended December 31, 2017 and 2016, our employees forfeited 64,276 shares and 28,701 shares, respectively in order to satisfy $0.6 million and $0.4 million, respectively of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Cash received from the exercise of stock options was $3.0 million and $2.8 million during the three months ended December 31, 2017 and 2016, respectively.
We sponsor an Employee Stock Purchase Plan (the “Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.4 million and $0.3 million during both three month periods ended December 31, 2017 and 2016. Pursuant to the Purchase Plan, 45,718 and 30,351 common shares were issued to employees during the three months ended December 31, 2017 and 2016, respectively. Shares

13. STOCK-BASED COMPENSATION (CONTINUED)
are issued under the Purchase Plan from treasury stock. As of December 31, 2017, 395,304 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended December 31,
	2017	2016
Cost of sales	$50	$62
Sales and marketing	334	340
Research and development	8	182
General and administrative	661	589
Stock-based compensation before income taxes	1,053	1,173
Income tax benefit	(221)	(375)
Stock-based compensation after income taxes	$832	$798
Stock-based compensation cost capitalized as part of inventory was immaterial as of December 31, 2017 and September 30, 2017.
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2017	3,902	$10.54
Granted	592	10.27
Exercised	(331)	8.97
Forfeited / Canceled	(408)	13.28
Balance at December 31, 2017	3,755	$10.34	4.7	$1,375

Exercisable at December 31, 2017	2,357	$9.97	3.9	$1,132
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $9.55 as of December 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the three months ended December 31, 2017 was $0.4 million and during the three months ended December 31, 2016 was $0.8 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2017	2016
Weighted average per option grant date fair value	$3.71	$4.64
Assumptions used for option grants:
Risk free interest rate	2.12% - 2.18%	1.46% - 1.96%
Expected term	6.00 years	6.00 years
Expected volatility	33% - 34%	33% - 34%
Weighted average volatility	33%	34%
Expected dividend yield	0	0
Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model. The expected term of options granted is derived from the

13. STOCK-BASED COMPENSATION (CONTINUED)
vesting period and historical information and represents the period of time that options granted are expected to be outstanding. The risk-free rate used is the zero-coupon U.S. Treasury bond rate in effect at the time of the grant whose maturity equals the expected term of the option.
As of December 31, 2017 the total unrecognized compensation cost related to non-vested stock options was $5.4 million and the related weighted average period over which it is expected to be recognized is approximately 3.0 years.
A summary of our non-vested restricted stock units as of December 31, 2017 and changes during the three months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2017	566	$11.28
Granted	255	$10.26
Vested	(141)	$10.78
Canceled	(28)	$11.55
Nonvested at December 31, 2017	652	$10.98
As of December 31, 2017, the total unrecognized compensation cost related to non-vested restricted stock units was $6.3 million, and the related weighted average period over which it is expected to be recognized is approximately 1.8 years.
14. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands):

	Q3 2017 Restructuring
	Employee Termination Costs	Other	Total
Balance at September 30, 2017	$1,528	$128	$1,656
Refunds (payments)	5	(53)	(48)
Foreign currency fluctuation	22	1	23
Balance at December 31, 2017	$1,555	$76	$1,631
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
15. COMMON STOCK REPURCHASE
On May 2, 2017, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expires on May 1, 2018. Shares repurchased under the new program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations. During the third quarter of fiscal 2017, we began to repurchase our common stock on the open market. During the third quarter of fiscal 2017, we repurchased 28,691 shares for $0.3 million. As of December 31, 2017, $19.7 million remains available for repurchase. No further repurchases of common stock has been made under this program.

16. SUBSEQUENT EVENT
Acquisition of Accelerated Concepts, Inc.
Subsequent to end of the first fiscal quarter of 2018, as announced on January 22, 2018, Digi purchased all the outstanding stock of Accelerated Concepts, Inc., a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications. The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $16.8 million was paid at closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as our subsequent reports on Form 8-K and any amendments thereto.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
The words “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” or “will” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, estimated future values and projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our operations and our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures, and changes in our level of revenue or profitability, which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2017, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Presentation of Non-GAAP Financial Measures
This report includes Adjusted EBITDA from continuing operations, which is a non-GAAP measure. We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures, such as net (loss) income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP measures are not prepared in accordance with, or as an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. In addition, non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, we

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

understand that Adjusted EBITDA from continuing operations does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
We believe that the presentation of Adjusted EBITDA from continuing operations as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired. Adjusted EBITDA from continuing operations is used as an internal metric for executive compensation, as well as incentive compensation for the broader employee base, and it is monitored quarterly for these purposes.
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
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2017. There have been no material changes to our critical accounting policies as disclosed in that report, except for the stock-based compensation policy updated below.
Stock-Based Compensation
Stock-based compensation expense represents the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period). Upon adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” we will now account for forfeitures as they occur. Previously, we applied an estimated forfeiture rate to awards granted.
OVERVIEW
We are a leading global provider of business and mission-critical Internet-of-Things (“IoT”) Products, Services and Solutions. We have two reportable operating segments for purposes of ASC 280-10-50 “Segments Reporting”:

•	IoT Products & Services (formerly “M2M”) segment ; and

•	IoT Solutions (formerly “Solutions”) segment.
Our IoT Products & Services segment consists primarily of distinct communications products and communication product development services. Among other things, these products and services help our customers create next generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. We create secure, easy to implement embedded solutions and services to help customers build IoT connectivity. We also deploy ready to use, complete box solutions to connect remote machinery. We also offer dedicated professional services for the design of specialized wireless communications products for customers. Finally, through this segment we offer managed cloud services that enable customers to capture and manage data from devices they connect to networks. The products and services of this segment are used by a wide range of businesses and institutions.
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
Our IoT Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These products and services are provided to the food service, transportation, education, healthcare and pharma, and industrial and are marketed as Digi Smart Solutions™. We have formed the IoT Solutions segment through a series of acquisitions including the October 2015 acquisition of Bluenica Corporation (“Bluenica”), the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”), the January 2017 acquisition of SMART Temps, LLC (“SMART Temps”) and the October 2017 acquisition of TempAlert LLC (“TempAlert”) to enhance and expand the capabilities of the IoT Solutions segment. All revenues from this segment are reported in our consolidated financial statements as services and solutions revenue as customers subscribe for ongoing monitoring services that are enabled by the deployment of hardware and related software.
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
On October 20, 2017, we purchased all the outstanding interests of TempAlert, a Boston-based provider of automated, real-time temperature monitoring and task management solutions. The purchase price was $45.0 million in cash adjusted for certain net working capital adjustments. The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $40.7 million (excluding cash acquired of $0.6 million) was paid at the time of closing. The earn-out payments are scheduled to be paid after December 31, 2018 and December 31, 2019 which is the end of the earn-out periods. The cumulative amount of the these earn-outs for the periods ended December 31, 2018 and 2019, will not exceed $35.0 million and $45.0 million, respectively. The fair value of this contingent consideration was zero at the date of acquisition and at December 31, 2017 (see Note 7 to the Condensed Consolidated Financial Statements).
Subsequent to end of the first fiscal quarter of 2018, as announced on January 22, 2018, Digi purchased all the outstanding stock of Accelerated Concepts, Inc., a Tampa-based provider of secure, enterprise-grade, cellular (“LTE”) networking equipment for primary and backup connectivity applications. The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $16.8 million was paid at closing (see Note 16 to the Condensed Consolidated Financial Statements).
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2017 that we feel are most important in these evaluations:
Total Revenue was $45.2 Million. Our revenue was $45.2 million for both the first quarters of fiscal 2018 and fiscal 2017. Hardware product revenue decreased by $4.7 million, or 10.9%. Hardware product revenue performance decreased in all product categories, with the exception of RF product revenue, which increased $2.1 million or 32.1% compared to the same period a year ago. Revenue was also favorably impacted by $0.3 million due to the strengthening of the British Pound and Euro compared to the U.S. Dollar.
Services and solutions revenue increased by $4.7 million, or 236.8% in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. This increase was driven primarily by the continued growth and expansion of our IoT Solutions segment, which included incremental revenue of $3.5 million from our recent acquisitions of TempAlert in October 2017 and our acquisition of SMART Temps in January 2017 (see Note 2 to our Condensed Consolidated Financial Statements).
Gross Margin was 48.5%. Our gross margin increased as a percentage of revenue to 48.5% in the first quarter of fiscal 2018 as compared to 47.5% in the first quarter of fiscal 2017. Gross margin was positively impacted by increased sales from the IoT Solutions segment, which had a higher gross margin, compared to the same period in the prior fiscal year, partially offset by increased amortization expense, primarily related to IoT Solutions.
Income tax expense for the first fiscal quarter of 2018 was $2.6 million. Income tax expense of $2.6 million for the first quarter of fiscal 2018 included three non-cash adjustments related to recent Tax Cuts and Jobs Act of 2017 (the “Act”) enacted on December 22, 2017 and the adoption of Federal Accounting Standards Board (“FASB”) Accounting Standards Update 2016-09 (“ASU 2016-09”) in the first quarter of fiscal 2018. The first is a one-time adjustment of $2.5 million, or $0.09 per diluted

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

share, related to the re-measurement of our net deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 which lowered the U.S. corporate tax rate from 35% to 21%. The second is an adjustment of $0.1 million for the one-time transition tax based on our post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. At December 31, 2017 we did not fully complete our accounting for the tax effects of the enactment of the Act, however, in certain cases we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. The third is an adjustment of $0.5 million, or $0.02 per diluted share, for the adoption of ASU 2016-09 which requires the expensing of the tax deficiencies related to stock awards that historically were recorded in additional paid-in capital.
Net loss for the first fiscal quarter of 2018 was $4.6 million, or $0.17 loss per diluted share. Net income for the first fiscal quarter of 2017 was $2.4 million, or $0.09 per diluted share.
Adjusted EBITDA for the first fiscal quarter of 2018 was $2.8 Million, or 6.2% of total revenue. In the first fiscal quarter of fiscal 2017, Adjusted EBITDA was $5.4 million, or 12.0% of total revenue.
Below is a reconciliation of net (loss) income to Adjusted EBITDA:

	Three months ended December 31,
	2017		2016
($ in thousands)		% of total revenue		% of total revenue
Total revenue	$45,197	100.0%	$45,175	100.0%

Net (loss) income	$(4,569)		$2,357
Interest income, net	(205)		(126)
Income tax provision	2,606		765
Depreciation and amortization	2,405		1,001
Stock-based compensation	1,053		1,173
Acquisition expense	1,501		259
Adjusted EBITDA	$2,791	6.2%	$5,429	12.0%
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2017		2016		(decr.)
Revenue:
Hardware product	$38,454	85.1%	$43,173	95.6%	(10.9)
Services and solutions	6,743	14.9	2,002	4.4	236.8
Total revenue	45,197	100.0	45,175	100.0	—
Cost of sales:
Cost of hardware product	19,210	42.5	22,337	49.4	(14.0)
Cost of services and solutions	3,443	7.6	1,174	2.6	193.3
Amortization of intangibles	607	1.4	211	0.5	187.7
Total cost of sales	23,260	51.5	23,722	52.5	(1.9)
Gross profit	21,937	48.5	21,453	47.5	2.3
Operating expenses	24,060	53.2	19,031	42.1	26.4
Operating (loss) income	(2,123)	(4.7)	2,422	5.4	(187.7)
Other income, net	160	0.4	700	1.5	(77.1)
(Loss) income before income taxes	(1,963)	(4.3)	3,122	6.9	(162.9)
Income tax provision	2,606	5.8	765	1.7	240.7
Net (loss) income	$(4,569)	(10.1)%	$2,357	5.2%	(293.8)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE
Hardware Product
Below is our revenue by hardware product category :

	Three months ended December 31,				% incr.
($ in thousands)	2017		2016		(decr.)
Cellular routers and gateways	$9,577	24.9%	$13,756	31.9%	(30.4)
RF	8,682	22.6	6,574	15.2	32.1
Embedded	11,061	28.8	11,841	27.4	(6.6)
Network	9,134	23.7	11,002	25.5	(17.0)
Total hardware product revenue	$38,454	100.0%	$43,173	100.0%	(10.9)
Cellular router and gateway revenue decreased $4.2 million, or 30.4%, for the three months ended December 31, 2017 compared to the same period a year ago. In the prior year fiscal quarter we had a large sale to a significant customer. The cellular router and gateway revenue is driven by large awards-based customer projects and is subject to revenue fluctuations from period to period.
RF product revenue increased $2.1 million, or 32.1%, for the three months ended December 31, 2017 compared to the same period a year ago. This increase was primarily a result of larger sales in the first quarter of fiscal 2018 to certain customers in both the North America and EMEA regions.
Embedded product revenue decreased $0.8 million, or 6.6%, for the three months ended December 31, 2017 compared to the same period a year ago. The decrease, primarily in North America, was mostly related to our legacy embedded products, which are in the mature portion of their product life cycle. While we expect mature products to face ongoing challenges, we continue to be encouraged by the design wins and growing pipeline for our new ConnectCore 6UL, released for general availability in April 2017. The ConnectCore 6UL is a power efficient, low cost and small industrial System-on-Module (“SOM”). We expect design wins for this product to convert to revenues when production volumes contribute later this fiscal year.
Network products revenue decreased by $1.9 million, or 17.0%, for the three months ended December 31, 2017 compared to the same period a year ago. The decrease was primarily due to decreased sales of USB connected products as we had significant sales to a large customer in the prior fiscal year. Most of our network products are in the mature phase of their product life cycles and are facing a long-term trend of revenue decline. Absent the significant decline from another large customer, we expect that network product revenue will decline in the future at a rate of approximately 10% to 15% annually.
Services and Solutions
Revenue from our services and solutions offerings increased $4.7 million, or 236.8%, for the three months ended December 31, 2017 compared to the same period a year ago. This increase was driven primarily by the continued growth and expansion of our IoT Solutions segment as we acquired TempAlert in October 2017. This IoT Solutions segment growth, was primarily related to $3.5 million of incremental revenue from our recent acquisitions of TempAlert and SMART Temps, which were acquired in October 2017 and January 2017, respectively (see Note 2 to our Condensed Consolidated Financial Statements). Revenue from FreshTemp and SafeTemp increased $0.5 million for the three months ended December 31, 2017 compared to the same period a year ago. We are now servicing more than 38,000 sites and our annual recurring revenue continues to grow. Revenue in Digi Wireless Design Services and our Digi Remote Manager increased $0.7 million in the three months ended December 31, 2017 compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended December 31,		$ incr.	% incr.
($ in thousands)	2017	2016	(decr.)	(decr.)
North America, primarily United States	$29,579	$29,662	(83)	(0.3)
Europe, Middle East & Africa	10,156	9,811	345	3.5
Asia	4,528	4,568	(40)	(0.9)
Latin America	934	1,134	(200)	(17.6)
Total revenue	$45,197	$45,175	22	—
Revenue in North America decreased by $0.1 million, or 0.3%, for the three months ended December 31, 2017 compared to the same period a year ago. The decrease in revenue was from cellular, network and embedded products. This was partially offset by an increase in revenue primarily related to an increase in services and solutions revenue of $4.7 million, which includes incremental revenue from the acquisitions of TempAlert and Smart Temps of $3.5 million, along with an increase in RF product revenue.
Revenue in EMEA increased by $0.3 million, or 3.5%, for the three months ended December 31, 2017 compared to the same period a year ago. The increase was primarily due to increased revenue for embedded modules and RF products, partially offset by a decline in network products revenue compared to the same periods in the prior fiscal year. We had large sales of RF products to certain customers in the first quarter of fiscal 2018. In addition, revenue was favorably impacted by $0.3 million for the three months ended December 31, 2017 compared to the same period a year ago, as both the Euro and British Pound strengthened against the U.S. Dollar (see Foreign Currency Risk in Part I, Item 3, of this Form 10-Q).
Revenue in Asia remained flat for the three months ended December 31, 2017 compared to the same period a year ago. We experienced an increase in embedded modules, offset by a decrease in legacy embedded products as they are in the mature portion of their product life cycle.
Revenue in Latin America decreased by $0.2 million, or 17.6% for the three months ended December 31, 2017 compared to the same period a year ago, primarily related to decreases in both network and RF product revenue.
No significant changes were made to our pricing strategy that impacted revenue during the three months ended December 31, 2017 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products, services and solutions.
GROSS PROFIT
Gross profit for the three months ended December 31, 2017 and 2016 was $21.9 million and $21.5 million, respectively, an increase of $0.4 million, or 2.3%.
Hardware product gross profit for the three months ended December 31, 2017 was $19.2 million, or 50.0%, compared to $20.8 million, or 48.3%, for the three months ended December 31, 2016. The decrease in gross profit of $1.6 million was due primarily to lower revenue performance in our network category, which includes traditionally higher margin products. We expect the network category to continue to decline and create pressure on our gross profit in future periods.
Services and solutions gross profit was $3.3 million, or 48.9%, and $0.8 million, or 41.4% for the three months ended December 31, 2017 and 2016, respectively. The increase in the three month comparable period was primarily a result of increased sales from the IoT Solutions segment, which have a higher gross margin. Services and solutions gross profit may vary from quarter to quarter, as our wireless product design and development service margins are highly dependent on the utilization rates of our personnel. However, we expect our IoT Solutions segment gross margin to increase in future periods as recurring revenue from this segment increases.
Gross profit was negatively impacted by amortization of $0.6 million and $0.2 million for the three months ended December 31, 2017 and 2016, respectively. This increase in amortization expense is primarily related to our IoT Solutions segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended December 31,				$ incr.
($ in thousands)	2017		2016		(decr.)
Sales and marketing	$9,760	21.6%	$8,322	18.4%	$1,438
Research and development	7,751	17.1%	6,905	15.3%	846
General and administrative	6,549	14.5%	3,804	8.4%	2,745
Total operating expenses	$24,060	53.2%	$19,031	42.1%	$5,029
Sales and marketing expenses increased $1.4 million for the three months ended December 31, 2017 compared to the same period a year ago primarily due to incremental expenses for TempAlert and SMART Temps of $1.3 million.
Research and development expenses increased $0.8 million for the three months ended December 31, 2017 compared to the same period a year ago. The increase was primarily due to incremental costs for research and development expenses for TempAlert and SMART Temps of $0.8 million.
General and administrative expenses increased $2.7 million for the three months ended December 31, 2017 compared to the same period a year ago. The increase included $1.7 million of incremental costs for general and administrative expenses for TempAlert and SMART Temps and $1.2 million of additional acquisition related costs. This was partially offset by a decrease of $0.3 million in earn-out adjustments for fair value of contingent consideration.
OTHER INCOME, NET
We recorded a decrease in other income, net of $0.5 million for the three months ended December 31, 2017, compared to the same period a year ago primarily related to foreign currency gains recognized in the prior fiscal year. The foreign currency gains in the prior fiscal year were mostly related to the weakening of the Euro and Japanese Yen against the U.S. dollar, as non-functional currencies were remeasured at the current rate.
INCOME TAXES
Income tax provision was $2.6 million for the three months ended December 31, 2017. Net tax expense discretely related to the three months ended December 31, 2017 was $2.8 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and the adoption of ASU 2016-09 related to the accounting for the tax effects of stock compensation.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to our fiscal year end, our statutory rate for fiscal 2018 will be a blend of the new and old tax rates. At December 31, 2017 we did not fully complete our accounting for the tax effects of enactment of the Act; however in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax expense amount of $2.6 million which is included as a component of income tax expense.
We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which requires estimates of our changes in deferred tax assets and liabilities before and after the new statutory rate was enacted. As a result, we are still analyzing certain aspects of the legislation and refining our calculations such as, refining current year estimates and filings of tax returns, of which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of December 31, 2017, the provisional amount recorded related to the re-measurement of this deferred tax balance was $2.5 million.
In addition, we considered the potential tax expense impacts of the one-time transition tax. The transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $0.1 million. We have not yet completed the calculation of the post-1986 E&P for these foreign subsidiaries and, further, this

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, evaluate the testing periods for cash and E&P measurement and finalize substantiation of material foreign taxes paid or accrued. Furthermore, it is expected that further guidance will be forthcoming from U.S. Treasury which may or may not impact the final transition tax required. It should be noted, that we continue to review the outside basis differential of our foreign investments. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time, but it is expected that with inclusion of the transition tax, the potential outstanding basis difference as of December 31, 2017 is expected to be a deductible temporary difference for which no deferred tax asset would be allowed.
As discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” on October 1, 2017. As a result of the adoption, we recorded $0.5 million of excess tax expense related to our share-based payments in our provision for income taxes for the three months ended December 31, 2017. Historically, this was record in additional paid-in capital. The excess tax expense related to share-based payments are recognized as tax expense discretely related to the three months ended December 31, 2017.
For the three months ended December 31, 2017, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain income tax credits generated in the U.S.
Income tax provision was $0.8 million for the three months ended December 31, 2016. Net tax benefits discretely related to the three months ended December 31, 2016 were $0.1 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the three months ended December 31, 2016, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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
SEGMENT RESULTS OF OPERATIONS
IoT PRODUCTS & SERVICES

	Three months ended December 31,				% incr.
($ in thousands)	2017		2016		(decr.)
Revenue:
Hardware product	$38,454	94.1%	$43,173	96.1%	(10.9)
Services	2,426	5.9	1,763	3.9	37.6
Total revenue	40,880	100.0	44,936	100.0	(9.0)
Cost of sales:
Cost of hardware product	19,210	47.0	22,337	49.7	(14.0)
Cost of services	1,339	3.3	1,067	2.4	25.5
Amortization of intangibles	84	0.2	101	0.2	(16.8)
Total cost of sales	20,633	50.5	23,505	52.3	(12.2)
Gross profit	20,247	49.5	21,431	47.7	(5.5)
Total operating expenses	18,983	46.4	18,344	40.8	3.5
Operating income	1,264	3.1	3,087	6.9	(59.1)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue
Revenue from our IoT Products & Services segment decreased $4.1 million, or 9.0%, for the three months ended December 31, 2017 compared to the same period in the prior fiscal year. Hardware product revenue decreased $4.7 million for the three months ended December 31, 2017 as performance decreased in all product categories, with the exception of RF product revenue which increased $2.1 million compared to the same period a year ago. This was partially offset by an increase in services revenue from this segment of $0.6 million for the three months ended December 31, 2017 primarily related to Digi Wireless Design Services and our Digi Remote Manager. Revenue for this segment was also favorably impacted by $0.3 million for the three months ended December 31, 2017 due to the strengthening of the British Pound and Euro compared to the U.S. Dollar.
Operating Income
Operating income decreased for the three months ended December 31, 2017 compared to the prior fiscal year $1.8 million, or 59.1%. The decrease was primarily due to a reduction in our gross profit of $1.2 million, or 5.5%, and an increase in operating expenses of $0.6 million, or 3.5%. For the three months ended December 31, 2017 compared to the same period in the prior fiscal year, operating expenses increased by $1.2 million related to acquisition related costs, partially offset by a decrease of $0.3 million in earn-out adjustments for fair value of contingent consideration.
IoT SOLUTIONS

	Three months ended December 31,				% incr.
($ in thousands)	2017		2016		(decr.)
Solutions revenue	$4,317	100.0%	$239	100.0%	1,706.3
Cost of sales:
Cost of services	2,104	48.7	107	44.8	1,866.4
Amortization of intangibles	523	12.1	110	46.0	375.5
Total cost of sales	2,627	60.9	217	90.8	1,110.6
Gross profit	1,690	39.1	22	9.2	(7,581.8)
Total operating expenses	5,077	117.6	687	287.4	639.0
Operating loss	(3,387)	(78.5)	(665)	(278.2)	409.3
Revenue
Revenue from our IoT Solutions segment increased $4.1 million for the three months ended December 31, 2017 compared to the same period a year ago. The increase was driven primarily by the continued growth and expansion of the IoT Solutions segment, primarily due to incremental revenue of $3.5 million from our recent acquisitions of TempAlert and our SMART Temps acquisition in the second quarter of fiscal 2017 (see Note 2 to our Condensed Consolidated Financial Statements). We are now servicing more than 38,000 sites and our recurring revenue from this segment continues to grow. Revenue from FreshTemp and SafeTemp increased $0.5 million for the three months ended December 31, 2017 compared to the same period a year ago.
Operating Loss
Operating loss increased for the three months ended December 31, 2017 compared to the prior fiscal year $2.7 million. This increase in operating loss was primarily due to an increase in operating expenses of $4.4 million, which included $3.8 million of incremental expenses from our recent acquisitions of TempAlert and our SMART Temps acquisition in the second quarter of fiscal 2017. This was partially offset by an increase in our gross profit of $1.7 million. We expect our Solutions gross margin to increase in future periods as recurring revenue from this segment increases.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At December 31, 2017, cash, cash equivalents and short-term marketable securities were $73.8 million compared to $110.2 million at September 30, 2017. At December 31, 2017, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $78.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our working capital (total current assets less total current liabilities) was $116.6 million at December 31, 2017. At September 30, 2017, our working capital was $156.4 million. We presently anticipate total fiscal 2018 capital expenditures will be approximately $2.2 million, of which we have spent $0.5 million as of December 31, 2017.
Net cash used in operating activities was $1.3 million and $2.0 million for the three months ended December 31, 2017 and 2016, respectively, a net increase in cash of $0.7 million. This increase in cash resulted from changes in working capital of $4.3 million, increase in deferred income tax provision of $2.3 million related to the Tax Cuts and Jobs Act of 2017 (see Note 10 to the Condensed Consolidated Financial Statements), and an increase in depreciation and amortization of $1.4 million due to additional amortization from recent acquisitions. This was partially offset by a decrease in cash $6.9 million as we incurred a net loss in first quarter of fiscal 2018 and net income in the first quarter of fiscal 2017 and decreases in cash related to other non-cash items of $0.4 million. The changes in working capital that resulted in an increase in cash of $4.3 million were driven by $6.3 million related to accrued liabilities and $2.4 million related to accounts receivable. This was partially offset by a decrease of $2.5 million related to inventory, $1.1 million related to accounts payable, $0.5 million for taxes payable and $0.3 million for prepaid and other assets.
Net cash used in investing activities was $34.2 million during the three months ended December 31, 2017 and net cash provided by investing activities was $7.4 million for the three months ended December 31, 2016, a net decrease of $41.6 million. The decrease in cash flows from investing activities in the first three months of fiscal 2018 compared to the same period in the prior fiscal year is primarily related to $38.4 million of additional cash expenditures for acquisitions, as we spent $40.1 million (net of cash acquired $0.6 million) for the TempAlert acquisition offset by FreshTemp acquisition $1.7 million in the same period a year ago. We also had fewer proceeds of $2.4 million from sales of marketable securities, and $1.0 million from the sale of Etherios.
Net cash provided by financing activities was $2.7 million during the three months ended December 31, 2017 and net cash used in financing activities was $2.3 million for the three months ended December 31, 2016, a net increase of $0.4 million. We spent $0.5 million related to the first earn-out payment to the former shareholders of Bluenica in the first three months of fiscal 2017 and had $0.1 million more proceeds from stock option plan exercises and employee stock purchase plan transactions compared to the same period a year ago. This was partially offset by $0.2 million on additional expenditures on purchases of common stock.
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
For the three months ended December 31, 2017 and 2016, we had approximately $15.6 million and $15.5 million, respectively, of revenue from foreign customers including export sales. Of these sales, $3.8 million and $5.5 million, respectively, were denominated in foreign currency, predominantly Euros, British Pounds and Canadian Dollar. In future periods, we expect a significant portion of sales will continue to be made in both Euros, British Pounds and Canadian Dollar.
Total revenue was favorably impacted by foreign currency translation of $0.3 million for the three months ended December 31, 2017, respectively, as compared to the same period in the prior fiscal year, due to the British Pound and Euro.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Three months ended December 31,		% increase
	2017	2016	(decrease)
Euro	1.1781	1.0805	9.0%
British Pound	1.3278	1.2443	6.7%
Japanese Yen	0.0089	0.0092	(3.3)%
Canadian Dollar	0.7874	0.7495	5.1%
A 10% change from the first three months of fiscal 2017 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 1.8% increase or decrease in revenue and a 2.1% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On October 20, 2017, we completed the acquisition of the TempAlert business. As permitted for recently acquired businesses, management has excluded the acquired TempAlert business from its assessment of internal control over financial reporting. The excluded TempAlert business represents total assets of 12.9% of our consolidated total assets as of December 31, 2017. We are required to include them in our assessment beginning in the first quarter of fiscal 2019.
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2017 - October 31, 2017	—	$—	—	$19,725,797.42
November 1, 2017 - November 30, 2017	36,997	$9.97	—	$19,725,797.42
December 1, 2017 - December 31, 2017	27,279	$9.80	—	$19,725,797.42
Total	64,276	$9.90	—	$19,725,797.42

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

Item 5.07 Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on January 29, 2018. Of the 26,796,194 shares of our common stock eligible to vote at the meeting, 24,534,368 shares were present at the meeting by proxy or in person. The stockholders voted on the following matters:

1.	Christopher D. Heim and Sally J. Smith were elected as directors for a three-year term. Voting for each of their elections was:
	Name	Votes for:	Votes “Withheld”	Abstain	Broker Non-Votes
	Christopher D. Heim	20,273,059	2,020,964	2,856	2,237,489
	Sally J. Smith	18,722,845	3,571,377	2,657	2,237,489
2.
The stockholders approved the Digi International Inc. 2018 Omnibus Incentive Plan. The approval of the plan received 17,973,187 “for” votes and 4,310,359 “against” votes. 13,333 shares abstained from voting and there were 2,237,489 broker non-votes on this matter.

3.
A non-binding advisory vote regarding the executive compensation disclosed in our proxy statement for the annual meeting received 19,899,557 “for” votes, 2,380,988 “against” votes. 16,334 shares abstained from voting and there were 2,237,489 broker non-votes on this matter.

4.
A non-binding advisory vote regarding the frequency of future non-binding advisory votes regarding executive compensation received 15,320,350 votes for a 1-year frequency, 71,219 votes for a 2-year frequency and 5,633,289 votes for a 3-year frequency. 1,272,021 shares abstained from voting and there were 2,237,489 broker non-votes on this matter.

5.
The stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2018 with 24,379,221 shares voting in favor of the ratification and 142,347 shares voting against the ratification. 12,800 shares abstained from voting on this matter.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Method of Filing
2	(a)
Equity Purchase Agreement with Schechter Tech LLC, all of the equity holders of Schechter Tech LLC, Harry Schechter as the seller representative and Schechter Tech Holdco, LLC, dated as of October 20, 2017 (1)
Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (3)	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (4)	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (5)	Incorporated by Reference

10	(a)	Digi International Inc. 2018 Omnibus Incentive Plan (6)*	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically
______________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 25, 2017 (File No. 1-34033)

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed August 28, 2017 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(a) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(6)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 8, 2017 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	January 30, 2018	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)