Form 10-Q
period 2018-03-31
DIGI INTERNATIONAL INC
filed 2018-05-01
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 26, 2018, there were 27,151,225 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenue:
Product	$47,588	$41,766	$86,042	$84,939
Services and solutions	7,203	3,849	13,946	5,851
Total revenue	54,791	45,615	99,988	90,790
Cost of sales:
Cost of product	23,080	21,398	42,290	43,735
Cost of services and solutions	4,287	2,003	7,730	3,177
Amortization of intangibles	770	312	1,377	523
Total cost of sales	28,137	23,713	51,397	47,435
Gross profit	26,654	21,902	48,591	43,355
Operating expenses:
Sales and marketing	11,175	8,731	20,935	17,053
Research and development	8,617	6,979	16,368	13,884
General and administrative	6,359	4,680	12,908	8,484
Total operating expenses	26,151	20,390	50,211	39,421
Operating income (loss)	503	1,512	(1,620)	3,934
Other (expense) income, net:
Interest income	38	120	246	279
Interest expense	(4)	(10)	(7)	(43)
Other (expense) income, net	(527)	(143)	(572)	431
Total other (expense) income, net	(493)	(33)	(333)	667
Income (loss) before income taxes	10	1,479	(1,953)	4,601
Income tax provision	367	148	2,973	913
Net (loss) income	$(357)	$1,331	$(4,926)	$3,688

Net (loss) income per common share:
Basic	$(0.01)	$0.05	$(0.18)	$0.14
Diluted	$(0.01)	$0.05	$(0.18)	$0.14
Weighted average common shares:
Basic	27,084	26,477	26,914	26,324
Diluted	27,084	27,252	26,914	27,134

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
	(in thousands)
Net (loss) income	$(357)	$1,331	$(4,926)	$3,688
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,787	1,277	2,058	(2,478)
Change in net unrealized (loss) gain on investments	(19)	14	(40)	(10)
Less income tax benefit (expense)	5	(5)	8	4
Reclassification of realized loss on investments included in net income (1)	31	—	31	—
Less income tax benefit (2)	(8)	—	(8)	—
Other comprehensive income (loss), net of tax	1,796	1,286	2,049	(2,484)
Comprehensive income (loss)	$1,439	$2,617	$(2,877)	$1,204
(1) Recorded in Other (expense) income, net on our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax provision in our Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	September 30, 2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$52,391	$78,222
Marketable securities	4,757	32,015
Accounts receivable, net	39,789	28,855
Inventories	39,670	30,238
Receivable from sale of business	—	1,998
Other	3,694	3,032
Total current assets	140,301	174,360
Marketable securities, long-term	2,489	4,753
Property, equipment and improvements, net	12,145	12,801
Identifiable intangible assets, net	44,301	11,800
Goodwill	155,982	131,995
Deferred tax assets	3,576	9,211
Other	542	269
Total assets	$359,336	$345,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,024	$6,240
Accrued compensation	6,121	4,325
Accrued warranty	1,348	987
Accrued professional fees	896	928
Accrued restructuring	636	1,656
Unearned revenue	4,339	1,343
Contingent consideration on acquired businesses	3,759	388
Other	2,858	2,113
Total current liabilities	30,981	17,980
Income taxes payable	692	877
Deferred tax liabilities	455	534
Contingent consideration on acquired businesses	4,504	6,000
Other non-current liabilities	676	654
Total liabilities	37,308	26,045
Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 33,581,353 and 33,007,993 shares issued	336	330
Additional paid-in capital	251,366	245,528
Retained earnings	145,519	150,478
Accumulated other comprehensive loss	(20,610)	(22,659)
Treasury stock, at cost, 6,430,128 and 6,436,578 shares	(54,583)	(54,533)
Total stockholders’ equity	322,028	319,144
Total liabilities and stockholders’ equity	$359,336	$345,189
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2018	2017
	(in thousands)
Operating activities:
Net (loss) income	$(4,926)	$3,688
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, equipment and improvements	1,406	1,449
Amortization of identifiable intangible assets	4,287	941
Stock-based compensation	2,378	2,328
Excess tax benefits from stock-based compensation	—	(315)
Deferred income tax provision	2,682	242
Change in fair value of contingent consideration	(425)	(684)
Bad debt/product return provision	395	296
Inventory obsolescence	900	600
Other	30	51
Changes in operating assets and liabilities (net of acquisitions)	(11,708)	(9,473)
Net cash used in operating activities	(4,981)	(877)
Investing activities:
Purchase of marketable securities	—	(33,470)
Proceeds from maturities and sales of marketable securities	29,513	57,039
Proceeds from sale of Etherios	2,000	3,000
Acquisition of businesses, net of cash acquired	(56,588)	(29,994)
Purchase of property, equipment, improvements and certain other identifiable intangible assets	(785)	(984)
Net cash used in investing activities	(25,860)	(4,409)
Financing activities:
Acquisition earn-out payments	—	(518)
Excess tax benefits from stock-based compensation	—	315
Proceeds from stock option plan transactions	3,427	3,246
Proceeds from employee stock purchase plan transactions	618	479
Purchases of common stock	(681)	(587)
Net cash provided by financing activities	3,364	2,935
Effect of exchange rate changes on cash and cash equivalents	1,646	(1,481)
Net decrease in cash and cash equivalents	(25,831)	(3,832)
Cash and cash equivalents, beginning of period	78,222	75,727
Cash and cash equivalents, end of period	$52,391	$71,895

Supplemental schedule of non-cash investing and financing activities:
Liability related to acquisition of businesses	$(2,300)	$(1,310)
Accrual for purchase of property, equipment, improvements and certain other identifiable intangible assets	$(27)	$(66)
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

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In February 2016, FASB issued ASU 2016-02, "Leases (Topic 842)", which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is the first fiscal quarter ending December 31, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
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
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal year ending September 30, 2019, including interim periods within that reporting period. In addition, FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-14, to provide interpretive clarifications on the new guidance in ASC Topic 606. We are currently working through an adoption plan and have identified our revenue streams and completed a preliminary analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard.  We intend to complete our adoption plan during the fourth quarter of fiscal 2018.  This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption, and completing a rollout plan for implementation of the new standard with affected functions in our organization.  Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.  We plan to adopt the new guidance beginning with our fiscal quarter ending December 31, 2018.
2. ACQUISITIONS
Acquisition of Accelerated Concepts, Inc.
On January 22, 2018, we purchased all the outstanding stock of Accelerated Concepts, Inc. (“Accelerated”), a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications. This acquisition is included with our IoT Products and Services segment.
The terms of the acquisition include an upfront cash payment together with future earn-out payments. Cash of $16.8 million (excluding cash acquired of $0.3 million) was paid at the time of closing. The earn-out payments are scheduled to be paid in two installments and the payment amount, if any, will be calculated based on the revenue performance of Accelerated products. The first installment will be based on revenues from January 22, 2018 through January 21, 2019 (the “2018 period”) and the second installment will be based on revenues from January 22, 2019 through January 21 2020 (the “2019 period”). The cumulative amount of these earn-outs will be $4.5 million, if certain revenue thresholds are met. Additional payments, not to exceed $2.0 million for both installments, may also be due depending on revenue performance. The fair value of this contingent consideration was $2.3 million at the date of acquisition and at March 31, 2018 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the earn-out will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out.

2. ACQUISITIONS (CONTINUED)
The purchase price was allocated to the estimated fair value of assets and liabilities assumed. The purchase price allocation resulted in the recognition of $6.1 million of goodwill. We believe this is a complementary acquisition for us as it significantly enhances our existing cellular product lines and immediately extends our market reach with a line of commercial routers and network appliance products. This acquisition will further enhance and expand the capabilities of the IoT Products and Services segment (see Note 9 to our Condensed Consolidated Financial Statements).
The Accelerated acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date.
The following table summarizes the preliminary values of Accelerated assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$16,759
Fair value of contingent consideration on acquired business	2,300
Total purchase price consideration	$19,059

Fair value of net tangible assets acquired	$697
Fair value of identifiable intangible assets acquired:
Customer relationships	6,500
Purchased and core technology	3,000
Trade name and trademarks	1,000
Order backlog	1,800
Goodwill	6,062
Total	$19,059
Operating results for Accelerated after January 22, 2018 are included in our Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of March 31, 2018 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The net working capital values are preliminary and we expect to finalize them in the fourth quarter of fiscal 2018.
The weighted average useful life for all the identifiable intangibles listed above is 5.5 years. For purposes of determining fair value, the purchased and core technology identified above is assumed to have a useful life of five years, the customer relationships are assumed to have useful lives of seven years, the trade name and trademarks are assumed to have useful lives of five years and the order backlog is assumed to have a useful life of one year. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets.
The amounts of revenue and net income included in the Condensed Consolidated Statements of Operations from the acquisition date of January 22, 2018 were $6.2 million and $1.4 million, respectively. Costs directly related to the acquisition of $0.3 million incurred in the first six months of fiscal 2018 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations. These acquisition costs include legal, accounting and valuation fees.
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
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $40.7 million (excluding cash acquired of $0.6 million) was paid at the time of closing. The earn-out payments are scheduled to be paid after December 31, 2018 and December 31, 2019 which is the end of the earn-out periods. The cumulative amount of these earn-

2. ACQUISITIONS (CONTINUED)
outs for the periods ended December 31, 2018 and 2019, will not exceed $35.0 million and $45.0 million, respectively. The fair value of this contingent consideration was zero at the date of acquisition and at March 31, 2018 (see Note 7 to the Condensed Consolidated Financial Statements).
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $17.6 million of goodwill. For tax purposes, this acquisition is treated as an asset acquisition, therefore the goodwill is deductible. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused solutions business.
The TempAlert acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date.
The following table summarizes the preliminary values of TempAlert assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$40,741
Fair value of contingent consideration on acquired business	—
Total purchase price consideration	$40,741

Fair value of net tangible assets acquired	$(1,111)
Fair value of identifiable intangible assets acquired:
Customer relationships	18,300
Purchased and core technology	4,000
Trade name and trademarks	2,000
Goodwill	17,552
Total	$40,741
Operating results for TempAlert after October 20, 2017 are included in our Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of March 31, 2018 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The net working capital values are preliminary and we expect to finalize them in the fourth fiscal quarter of 2018.
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
The amounts of revenue and net loss included in the Condensed Consolidated Statements of Operations from the acquisition date of October 20, 2017 were $5.7 million and $3.1 million, respectively. Costs directly related to the acquisition of $1.4 million incurred in the first six months of fiscal 2018 and $0.4 million incurred in fiscal 2017 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations. These acquisition costs include legal, accounting, valuation and success fees.
Pro Forma Financial Information
The following consolidated pro forma information is as if these acquisitions had occurred on October 1, 2016 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Revenue	$54,791	$50,963	$105,411	$105,349
Net loss	$(340)	$(867)	$(4,916)	$(1,842)

2. ACQUISITIONS (CONTINUED)
Pro forma net loss was adjusted to exclude interest expense related to debt that was paid off prior to acquisition, interest income related to promissory note that was settled prior to acquisition, adjust amortization to the fair value of the intangibles acquired and remove any costs associated with the sale transaction.
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
4. EARNINGS PER SHARE
Basic net (loss) income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares result from dilutive common stock options and restricted stock units. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect for the three and six month periods ended March 31, 2018.
The following table is a reconciliation of the numerators and denominators in the net (loss) income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Numerator:
Net (loss) income	$(357)	$1,331	$(4,926)	$3,688

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares outstanding	27,084	26,477	26,914	26,324
Effect of dilutive securities:
Stock options and restricted stock units	—	775	—	810
Denominator for diluted net (loss) income per common share — adjusted weighted average shares	27,084	27,252	26,914	27,134

Net (loss) income per common share, basic	$(0.01)	$0.05	$(0.18)	$0.14
Net (loss) income per common share, diluted	$(0.01)	$0.05	$(0.18)	$0.14
For the three months ended March 31, 2018 and 2017, there were 1,458,297 and 730,400 potentially dilutive shares, respectively, and for the six months ended March 31, 2018 and 2017, there were 1,988,673 and 1,077,150 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the three and six month periods ended March 31, 2018, there were 275,522 and 333,801 common stock options and restricted stock units, respectively, that were not included in the above computation of diluted earnings per share.

5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2018	September 30, 2017
Accounts receivable, net:
Accounts receivable	$42,778	$31,365
Less allowance for doubtful accounts	566	341
Less reserve for future returns and pricing adjustments	2,423	2,169
Accounts receivable, net	$39,789	$28,855
Inventories:
Raw materials	$24,804	$24,050
Work in process	634	484
Finished goods	14,232	5,704
Inventories	$39,670	$30,238
Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method.
6. MARKETABLE SECURITIES
Our marketable securities may consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. We analyze our available-for-sale marketable securities for impairment on an ongoing basis. When we perform this analysis, we consider factors such as the length of time and extent to which the securities have been in an unrealized loss position and the trend of any unrealized losses. We also consider whether an unrealized loss is a temporary loss or an other-than-temporary loss based on factors such as: (a) whether we have the intent to sell the security, (b) whether it is more likely than not that we will be required to sell the security before its anticipated recovery, or (c) permanent impairment due to bankruptcy or insolvency.
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of March 31, 2018, 28 of our 29 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than two years. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the six months ended March 31, 2018 and 2017, we received proceeds from our available-for-sale marketable securities of $29.5 million and $57.0 million, respectively.
At March 31, 2018 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$4,766	$—	$(9)	$4,757
Non-current marketable securities:
Certificates of deposit	2,509	—	(20)	2,489
Total marketable securities	$7,275	$—	$(29)	$7,246

(1)	Included in amortized cost and fair value is purchased and accrued interest of $25.

6. MARKETABLE SECURITIES (CONTINUED)
At September 30, 2017 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,275	$—	$(20)	$28,255
Certificates of deposit	3,756	4	—	3,760
Current marketable securities	32,031	4	(20)	32,015
Non-current marketable securities:
Certificates of deposit	4,757	—	(4)	4,753
Total marketable securities	$36,788	$4	$(24)	$36,768

(1)	Included in amortized cost and fair value is purchased and accrued interest of $211.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	March 31, 2018
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	6,745	(28)	250	(1)
Total	$6,745	$(28)	$250	$(1)

	September 30, 2017
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$26,196	$(20)	$—	$—
Certificates of deposit	3,751	(4)	—	—
Total	$29,947	$(24)	$—	$—
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
Fair value is applied to financial assets such as our marketable securities, which are classified and accounted for as available-for-sale and to financial liabilities for contingent consideration. These items are stated at fair value at each reporting period

7. FAIR VALUE MEASUREMENTS (CONTINUED)
using the above guidance. The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market	$17,632	$17,632	$—	$—
Certificates of deposit	7,246	—	7,246	—
Total assets measured at fair value	$24,878	$17,632	$7,246	$—
Liabilities:
Contingent consideration on acquired businesses	$8,263	$—	$—	$8,263
Total liabilities measured at fair value	$8,263	$—	$—	$8,263

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market	$39,524	$39,524	$—	$—
Corporate bonds	28,255	—	28,255	—
Certificates of deposit	8,513	—	8,513	—
Total assets measured at fair value	$76,292	$39,524	$36,768	$—
Liabilities:
Contingent consideration on acquired businesses	$6,388	$—	$—	$6,388
Total liabilities measured at fair value	$6,388	$—	$—	$6,388
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the six months ended March 31, 2018.
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
We are required to make contingent payments for our acquisitions. In connection with the October 2015 acquisition of Bluenica Corporation (“Bluenica”), we are required to make contingent payments over a period of up to four years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million and was $5.7 million at March 31, 2018. We paid $0.5 million for the period ended September 30, 2016 and zero for the period ended September 30, 2017.
In connection with the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”), we are required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million and was $0.3 million at March 31, 2018.
For the January 2017 acquisition of SMART Temps LLC (“SMART Temps”), we were required to make a contingent payment after December 31, 2017 based on achieving specified revenue thresholds. Since the revenue threshold was not met, no payment was made. The fair value of the liability for contingent payments recognized upon acquisition of SMART Temps was $10,000 and was zero at March 31, 2018.
For the TempAlert acquisition, we are required to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue. The fair value of the liability for contingent payments recognized upon acquisition of TempAlert and at March 31, 2018 was zero.

7. FAIR VALUE MEASUREMENTS (CONTINUED)
For the Accelerated acquisition, we are required to make contingent payments for the twelve month periods ending January 21, 2019 and January 21, 2020, based upon certain thresholds. The fair values of the liability for contingent payments recognized upon acquisition of Accelerated and at March 31, 2018 was $2.3 million.
The fair value of these contingent payments was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations include the discount rate and various probability factors. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period as a charge or credit to general and administrative expense within the Condensed Consolidated Statements of Operations.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Fair value at beginning of period	$5,981	$10,660	$6,388	$9,960
Purchase price contingent consideration	2,300	10	2,300	1,310
Contingent consideration payments	—	—	—	(518)
Change in fair value of contingent consideration	(18)	(602)	(425)	(684)
Fair value at end of period	$8,263	$10,068	$8,263	$10,068
The change in fair value of contingent consideration relates to the acquisitions of Bluenica, FreshTemp and SMART Temps and is included in general and administrative expense. The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 93.5% to 98.5% for Bluenica, between 5% and 100% for FreshTemp, 0% for both SMART Temp and TempAlert, and 34.0% to 53.2% for Accelerated. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.
8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	March 31, 2018			September 30, 2017
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$58,541	$(47,787)	$10,754	$51,292	$(46,304)	$4,988
License agreements	102	(32)	70	18	(17)	1
Patents and trademarks	15,542	(11,701)	3,841	12,484	(11,280)	1,204
Customer relationships	46,918	(19,082)	27,836	21,914	(16,817)	5,097
Non-compete agreements	600	(150)	450	600	(90)	510
Order backlog	1,800	(450)	1,350	—	—	—
Total	$123,503	$(79,202)	$44,301	$86,308	$(74,508)	$11,800
Amortization expense was $2.6 million and $0.6 million for the three month periods ended March 31, 2018 and 2017, respectively, and $4.3 million and $0.9 million for the six month periods ended March 31, 2018 and 2017, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2018 and the five succeeding fiscal years is (in thousands):

2018 (six months)	$4,945
2019	8,360
2020	7,595
2021	7,130
2022	6,758
2023	4,751
The changes in the carrying amount of goodwill are (in thousands):

	Six months ended March 31,
	2018	2017
Beginning balance, October 1	$131,995	$109,448
Acquisitions	23,614	21,206
Foreign currency translation adjustment	373	(733)
Ending balance, March 31	$155,982	$129,921
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
Based on that data, we concluded that no impairment was indicated for either reporting unit and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. During the second quarter of fiscal 2018, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of March 31, 2018, and we concluded that no additional impairment assessment was required.
Should the facts and circumstances surrounding our assumptions change, the first step of our goodwill impairment analysis may fail. Assumptions and estimates to determine fair values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
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
IoT Products & Services
Our IoT Products & Services segment is composed of the following communications products and development services and includes our recent acquisition of Accelerated:

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
IoT Solutions
We have formed the IoT Solutions segment primarily through four acquisitions: the October 2015 acquisition of Bluenica, the November 2016 acquisition of FreshTemp, the January 2017 acquisition of SMART Temps and the October 2017 acquisition of TempAlert. Our IoT Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These products and services are provided to food service, transportation, education, healthcare and pharma, and industrial markets and are marketed as SmartSense by Digi™, formerly Digi Smart Solutions™.
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

9. SEGMENT INFORMATION (CONTINUED)
Summary operating results for each of our segments were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Revenue
IoT Products & Services	$49,825	$43,873	$90,705	$88,809
IoT Solutions	4,966	1,742	9,283	1,981
Total revenue	$54,791	$45,615	$99,988	$90,790
Operating (loss) income
IoT Products & Services	$4,689	$2,710	$5,953	$5,797
IoT Solutions	(4,186)	(1,198)	(7,573)	(1,863)
Total operating (loss) income	$503	$1,512	$(1,620)	$3,934
Depreciation and amortization
IoT Products & Services	$1,729	$953	$2,578	$1,800
IoT Solutions	1,559	436	3,115	590
Total depreciation and amortization	$3,288	$1,389	$5,693	$2,390
Total expended for property, plant and equipment was as follows (in thousand):

	Six months ended March 31,
	2018	2017
Expended for property, plant and equipment
IoT Products & Services	$785	$962
IoT Solutions	—	22
Total expended for property, plant and equipment	$785	$984
Total assets for each of our segments were as follows (in thousands):

	March 31, 2018	September 30, 2017
Assets
IoT Products & Services	$207,682	$182,555
IoT Solutions	92,016	47,644
Unallocated*	59,638	114,990
Total assets	$359,336	$345,189
*Unallocated consists of cash and cash equivalents, current marketable securities and long-term marketable securities.
Total goodwill for each of our segments were as follows (in thousands):

	March 31, 2018	September 30, 2017
Goodwill
IoT Products & Services	$105,791	$98,981
IoT Solutions	50,191	33,014
Total goodwill	$155,982	$131,995

10. INCOME TAXES
Income tax provision was $3.0 million for the six months ended March 31, 2018. Net tax expense discretely related to the six months ended March 31, 2018 was $3.0 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and the adoption of ASU 2016-09 related to the accounting for the tax effects of stock compensation.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to our fiscal year end, our statutory rate for fiscal 2018 will be a blend of the new and old tax rates. At March 31, 2018 we had not fully completed our accounting for the tax effects of enactment of the Act; however in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax expense amount of $2.7 million which is included as a component of income tax expense.
We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which requires estimates of our changes in deferred tax assets and liabilities before and after the new statutory rate was enacted. As a result, we are still analyzing certain aspects of the legislation and refining our calculations such as, refining current year estimates and filings of tax returns, of which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of March 31, 2018, the provisional amount recorded related to the re-measurement of this deferred tax balance was $2.6 million.
In addition, we considered the potential tax expense impacts of the one-time transition tax. The transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $0.1 million for the six months ended March 31, 2018. We have not yet completed the calculation of the post-1986 E&P for these foreign subsidiaries and, further, this transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, evaluate the testing periods for cash and E&P measurement and finalize substantiation of material foreign taxes paid or accrued. Furthermore, it is expected that further guidance will be forthcoming from U.S. Treasury which may or may not impact the final transition tax required. We continue to review the outside basis differential of our foreign investments. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time, but it is expected that with inclusion of the transition tax, the potential outstanding basis difference as of March 31, 2018 is expected to be a deductible temporary difference for which no deferred tax asset would be allowed.
We adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” on October 1, 2017. As a result of the adoption, we recorded $0.7 million of excess tax expense related to our share-based payments in our provision for income taxes for the six months ended March 31, 2018. Historically, this was record in additional paid-in capital. The excess tax expense related to share-based payments are recognized as tax expense discretely related to the six months ended March 31, 2018.
For the six months ended March 31, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain income tax credits generated in the U.S.
Income tax provision was $0.9 million for the six months ended March 31, 2017. Net tax benefits discretely related to the six months ended March 31, 2017 were $0.1 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six months ended March 31, 2017, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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

10. INCOME TAXES (CONTINUED)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2017	$1,335
Decreases related to:
Expiration of statute of limitations	(116)
Unrecognized tax benefits as of March 31, 2018	$1,219
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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2018	$1,164	$362	$(178)	$1,348
Three months ended March 31, 2017	$1,025	$62	$(195)	$892

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2018	$987	$716	$(355)	$1,348
Six months ended March 31, 2017	$1,033	$231	$(372)	$892
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

13. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2018 Omnibus Incentive Plan (the “2018 Plan”) beginning January 29, 2018 and, prior to that, were granted under the 2017 Omnibus Incentive Plan (the “2017 Plan”). Upon stockholder approval of the 2018 Plan, we ceased granting awards under any prior plan. Shares subject to awards under prior plans that are forfeited, canceled, returned to the Company for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2018 Plan. The authority to grant options under the 2018 Plan and to set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2018 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2018 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Awards may be granted under the 2018 Plan until January 28, 2028. Options under the 2018 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock units shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. As of March 31, 2018, there were approximately 1,359,416 shares available for future grants under the 2018 Plan.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the six months ended March 31, 2018 and 2017, our employees forfeited 68,611 shares and 43,160 shares, respectively in order to satisfy $0.7 million and $0.6 million, respectively of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Cash received from the exercise of stock options was $3.4 million and $3.2 million during the six months ended March 31, 2018 and 2017, respectively.
We sponsor an Employee Stock Purchase Plan (the “Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.6 million and $0.5 million during both six month periods ended March 31, 2018 and 2017. Pursuant to the Purchase Plan, 74,381 and 48,299 common shares were issued to employees during the six months ended March 31, 2018 and 2017, respectively. Shares are issued under the Purchase Plan from treasury stock. As of March 31, 2018, 366,641 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Cost of sales	$46	$54	$96	$116
Sales and marketing	391	345	725	685
Research and development	167	155	175	337
General and administrative	721	601	1,382	1,190
Stock-based compensation before income taxes	1,325	1,155	2,378	2,328
Income tax benefit	(277)	(382)	(498)	(757)
Stock-based compensation after income taxes	$1,048	$773	$1,880	$1,571
Stock-based compensation cost capitalized as part of inventory was immaterial as of March 31, 2018 and September 30, 2017.

13. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2017	3,902	$10.54
Granted	660	10.28
Exercised	(384)	8.93
Forfeited / Canceled	(490)	13.02
Balance at March 31, 2018	3,688	$10.34	4.6	$2,443

Exercisable at March 31, 2018	2,324	$9.99	3.8	$2,033
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $10.30 as of March 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the six months ended March 31, 2018 was $0.5 million and during the six months ended March 31, 2017 was $0.9 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2018	2017
Weighted average per option grant date fair value	$3.72	$4.64
Assumptions used for option grants:
Risk free interest rate	2.12% - 2.58%	1.46% - 1.96%
Expected term	6.00 years	6.00 years
Expected volatility	33% - 34%	33% - 34%
Weighted average volatility	33%	34%
Expected dividend yield	0	0
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
As of March 31, 2018 the total unrecognized compensation cost related to non-vested stock options was $5.0 million and the related weighted average period over which it is expected to be recognized is approximately 2.8 years.

13. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Restricted Stock Units
A summary of our non-vested restricted stock units as of March 31, 2018 and changes during the six months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2017	566	$11.28
Granted	359	$10.35
Vested	(189)	$11.08
Canceled	(39)	$11.19
Nonvested at March 31, 2018	697	$10.86
As of March 31, 2018, the total unrecognized compensation cost related to non-vested restricted stock units was $6.6 million, and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.
14. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands):

	Q3 2017 Restructuring
	Employee Termination Costs	Other	Total
Balance at September 30, 2017	$1,528	$128	$1,656
Payments	(971)	(132)	(1,103)
Foreign currency fluctuation	79	4	83
Balance at March 31, 2018	$636	$—	$636
Q3 2017 Restructuring
In May 2017, we approved a restructuring plan primarily impacting our France location. We also eliminated certain employee costs in the U.S. The restructuring is a result of a decision to consolidate our France operations to our Europe, Middle East and Africa (“EMEA”) headquarters in Munich. The total restructuring charges amounted to $2.5 million that included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017. These actions resulted in an elimination of 10 positions in the U.S. and 8 positions in France. The payments associated with these charges are expected to be completed by the end of the fourth quarter ending September 30, 2018.
15. COMMON STOCK REPURCHASE
On May 2, 2017, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2018 (see Note 16 to the Condensed Consolidated Financial Statements). Shares repurchased under the program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations. During the third quarter of fiscal 2017, we began to repurchase our common stock on the open market. During the third quarter of fiscal 2017, we repurchased 28,691 shares for $0.3 million. As of March 31, 2018, $19.7 million remained available for repurchase. No further repurchases of common stock were made under this program.

16. SUBSEQUENT EVENTS
Manufacturing Transition
Subsequent to the end of the second quarter of fiscal 2018, as announced on April 3, 2018, Digi will transfer the manufacturing functions of its Eden Prairie, Minnesota operations facility to existing contract manufacture suppliers. As a result, approximately 60 positions are planned to be eliminated over the next 120 days, resulting in restructuring charges amounting to approximately $0.6 million related to employee costs during the third and fourth quarters of fiscal 2018. The payments associated with these charges are expected to be completed by December 31, 2018. This manufacturing transition is expected to result in total annualized savings of approximately $3.0 million to $5.0 million.
Stock Repurchase Program
Subsequent to end of the second fiscal quarter of 2018, on April 24, 2018 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expires on May 1, 2019. Shares repurchased under the new program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations.

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
OVERVIEW
We are a leading global provider of business and mission-critical Internet-of-Things (“IoT”) products, services and solutions. We have two reportable operating segments for purposes of ASC 280-10-50 “Segments Reporting”:

•	IoT Products & Services (formerly “M2M”) segment; and

•	IoT Solutions (formerly “Solutions”) segment.
Our IoT Products & Services segment consists primarily of distinct communications products and related services.  Among other things, these products and services help our customers create next generation connected products and enable our customers to deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability.  On the IoT Products side, we provide both embedded and end user devices that are used by customers to support their connected device strategies. On the IoT Services side, we provide embedded design, technical support, professional services and a software device management platform to support their IoT deployments. The products and services of this segment are used by a wide range of businesses and institutions, especially in vertical markets such as medical devices, utilities, transportation and industrial markets.
All of the revenue we report in our consolidated financial statements as product revenue is derived from products included in this segment and includes products from our recent acquisition of Accelerated (see Note 2 to the Condensed Consolidated Financial Statements.) These products include our cellular routers and gateways, radio frequency (“RF”), embedded and network products. Our cellular product category includes our cellular routers and all gateways. Our RF product category includes our XBee® modules as well as other RF Solutions.  Our Embedded product category includes Digi Connect® and Rabbit® embedded systems on module and single board computers.  Our network product category, which has the highest concentration of mature products, includes console and serial servers and USB connected products. Revenues we report as services and solutions revenue in our consolidated financial statements from this segment include Digi Wireless Design Services, Digi Remote Manager® and support services we provide for our products.
Our IoT Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These products and services are provided to the food service, transportation, education, healthcare/pharma, and industrial and are marketed as SmartSense by Digi™. We have formed the IoT Solutions segment through a series of acquisitions including the October 2015 acquisition of Bluenica Corporation (“Bluenica”), the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”), the January 2017 acquisition of SMART Temps, LLC (“SMART Temps”) and the October 2017 acquisition of TempAlert LLC (“TempAlert”) to enhance and expand the capabilities of the IoT Solutions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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
On January 22, 2018, we purchased all the outstanding stock of Accelerated Concepts, Inc. (“Accelerated”), a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications. This acquisition is included with our IoT Products and Services segment. The terms of the acquisition include an upfront cash payment together with future earn-out payments. Cash of $16.8 million (excluding cash acquired of $0.3 million) was paid at the time of closing. The earn-out payments are scheduled to be paid in two installments based on the revenue performance of Accelerated products. The first installment will be based on revenues from January 22, 2018 through January 21, 2019 (the “2018 period”) and the second installment will be based on revenues from January 22, 2019 through January 21, 2020 (the “2019 period”). The cumulative amount of these earn-outs will be $4.5 million, if certain revenue thresholds are met. Additional payments, not to exceed $2.0 million for both installments, may also be due depending on revenue performance. The fair value of this contingent consideration was $2.3 million at the date of acquisition and at March 31, 2018 (see Note 7 to the Condensed Consolidated Financial Statements).
Subsequent to the end of the second quarter of fiscal 2018, Digi announced on April 3, 2018 that it will transfer the manufacturing functions of its Eden Prairie, Minnesota operations facility to existing contract manufacture suppliers. As a result, approximately 60 positions are planned to be eliminated over the next 120 days, resulting in restructuring charges amounting to approximately $0.6 million related to employee costs during the third and fourth quarters of fiscal 2018. The payments associated with these charges are expected to be completed by December 31, 2018. This manufacturing transition is expected to result in total annualized savings of approximately $3.0 million to $5.0 million.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2018 that we feel are most important in these evaluations:
Total Revenue was $54.8 Million. Our revenue was $54.8 million for the second quarter of fiscal 2018 compared to $45.6 million in the second quarter of fiscal 2017. Product revenue increased by $5.8 million, or 13.9%, primarily related to $6.2 million of incremental revenue related to Accelerated products. Revenue was also favorably impacted by $0.2 million due to the strengthening of the British Pound and Euro compared to the U.S. Dollar.
Services and solutions revenue increased by $3.4 million, or 87.1%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. This increase was driven primarily by the continued growth and expansion of our IoT Solutions segment, which included incremental revenue of $3.5 million from our recent acquisition of TempAlert in October 2017 (see Note 2 to our Condensed Consolidated Financial Statements).
Gross Margin was 48.6%. Our gross margin increased as a percentage of revenue to 48.6% in the second quarter of fiscal 2018 as compared to 48.0% in the second quarter of fiscal 2017. Gross margin was positively impacted by the acquisition of Accelerated, which has a higher gross margin, partially offset by IoT Solutions segment and increased amortization expense, primarily related to our acquisitions.
Net loss for the second fiscal quarter of 2018 was $0.4 million, or $0.01 loss per diluted share. Net income for the second fiscal quarter of 2017 was $1.3 million, or $0.05 per diluted share.
Adjusted EBITDA for the second fiscal quarter of 2018 was $4.8 Million, or 8.8% of total revenue. In the second fiscal quarter of fiscal 2017, Adjusted EBITDA was $4.7 million, or 10.2% of total revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Below is a reconciliation of net (loss) income to Adjusted EBITDA:

	Three months ended March 31,
	2018		2017
($ in thousands)		% of total revenue		% of total revenue
Total revenue	$54,791	100.0%	$45,615	100.0%

Net (loss) income	$(357)		$1,331
Interest income, net	(34)		(110)
Income tax provision	367		148
Depreciation and amortization	3,288		1,389
Stock-based compensation	1,325		1,155
Acquisition expense	249		750
Adjusted EBITDA	$4,838	8.8%	$4,663	10.2%
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2018		2017		(decr.)	2018		2017		(decr.)
Revenue:
Product	$47,588	86.9%	$41,766	91.6%	13.9	$86,042	86.1%	$84,939	93.6%	1.3
Services and solutions	7,203	13.1	3,849	8.4	87.1	13,946	13.9	5,851	6.4	138.4
Total revenue	54,791	100.0	45,615	100.0	20.1	99,988	100.0	90,790	100.0	10.1
Cost of sales:
Cost of product	23,080	42.2	21,398	46.9	7.9	42,290	42.3	43,735	48.2	(3.3)
Cost of services and solutions	4,287	7.8	2,003	4.4	114.0	7,730	7.7	3,177	3.5	143.3
Amortization of intangibles	770	1.4	312	0.7	146.8	1,377	1.4	523	0.6	163.3
Total cost of sales	28,137	51.4	23,713	52.0	18.7	51,397	51.4	47,435	52.3	8.4
Gross profit	26,654	48.6	21,902	48.0	21.7	48,591	48.6	43,355	47.7	12.1
Operating expenses	26,151	47.7	20,390	44.7	28.3	50,211	50.2	39,421	43.4	27.4
Operating income (loss)	503	0.9	1,512	3.3	(66.7)	(1,620)	(1.6)	3,934	4.3	(141.2)
Other (expense) income, net	(493)	(0.9)	(33)	(0.1)	1,393.9	(333)	(0.3)	667	0.8	(149.9)
Income (loss) before income taxes	10	—	1,479	3.2	(99.3)	(1,953)	(1.9)	4,601	5.1	(142.4)
Income tax provision	367	0.7	148	0.3	148.0	2,973	3.0	913	1.0	225.6
Net (loss) income	$(357)	(0.7)%	$1,331	2.9%	(126.8)	$(4,926)	(4.9)%	$3,688	4.1%	(233.6)
REVENUE
Product
Product revenue increased by $5.8 million, or 13.9%, in the second fiscal quarter of 2018 compared to the second fiscal quarter of 2017. This included $6.2 million of incremental revenue related to Accelerated products. We also experienced larger sales of terminal servers to certain customers in the North America region and larger sales of embedded modules to certain customers in the EMEA region. Embedded modules include our new ConnectCore 6UL. Sales related to our terminal servers may fluctuate as they are in the mature phase of their product life cycle. This was partially offset by decreases in industrial cellular products and USB connected products. In addition, certain embedded products, which are in the mature portion of their product life cycle, also decreased. We expect these mature products to continue to decline in the future.
Product revenue increased by $1.1 million, or 1.3%, in the first half of fiscal 2018 compared to the first half of fiscal 2017. This increase included $6.2 million of incremental revenue related to Accelerated products. We also experienced larger sales of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

terminal servers to certain customers in the North America region, RF products to certain customers in the North America and EMEA regions and embedded modules to certain customers in the EMEA region. This was partially offset by decreases in industrial cellular products as we had a large sale to a significant customer in the prior fiscal year and USB connected products. The cellular router and gateway revenue is driven by large awards-based customer projects and is subject to revenue fluctuations from period to period. We also had decreases in certain embedded products which are in the mature portion of their product life cycle.
Services and Solutions
Revenue from our services and solutions offerings increased $3.4 million, or 87.1%, for the three months ended March 31, 2018 compared to the same period a year ago. This primarily was driven by the growth of our SmartSense by Digi™ business. Services and solutions revenue includes $3.5 million of incremental revenue from the acquisition of TempAlert, which we acquired on October 20, 2017 (see Note 2 to our Condensed Consolidated Financial Statements). We are now servicing nearly 42,000 sites.
Services and solutions revenue increased by $8.1 million, or 138.4%, in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. This was driven primarily by the growth of our SmartSense by Digi™ business. Services and solutions revenue includes $6.3 million of incremental revenue from the acquisition of both TempAlert and SMART temps. We acquired TempAlert on October 20, 2017 and SMART Temps on January 9, 2017. Revenue in Digi Wireless Design Services and our Digi Remote Manager increased $0.8 million in the six months ended March 31, 2018 compared to the same period a year ago.
Included in revenue performance for the year was a foreign currency translation increase of $0.2 million and $0.5 million for three and six months ended March 31, 2018, respectively, when compared to the same period in the prior fiscal year. This primarily was caused by the strengthening of the Euro for the three month period and the British Pound and Euro for the six month period against the U.S. dollar.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended March 31,		$ incr.	% incr.	Six months ended March 31,		$ incr.	% incr.
($ in thousands)	2018	2017	(decr.)	(decr.)	2018	2017	(decr.)	(decr.)
North America, primarily United States	$39,412	$29,711	9,701	32.7	$68,991	$59,373	9,618	16.2
Europe, Middle East & Africa	9,504	9,545	(41)	(0.4)	19,660	19,356	304	1.6
Asia	4,778	5,370	(592)	(11.0)	9,306	9,938	(632)	(6.4)
Latin America	1,097	989	108	10.9	2,031	2,123	(92)	(4.3)
Total revenue	$54,791	$45,615	9,176	20.1	$99,988	$90,790	9,198	10.1
Revenue in North America increased by $9.7 million and $9.6 million, or 32.7% and 16.2%, for the three and six months ended March 31, 2018, respectively, compared to the same periods a year ago. Revenue for the three months ended March 31, 2018 compared to the same period a year ago included incremental revenue of $9.8 million from the acquisitions of Accelerated and TempAlert. Revenue for the six months ended March 31, 2018 compared to the same period a year ago included incremental revenue of $12.5 million from the acquisitions of Accelerated, TempAlert and SMART Temps. We also had increased sales of terminal servers in both comparable periods.
Revenue in EMEA remained relatively flat for the three months ended March 31, 2018 compared to the same period a year ago. For the six months ended March 31, 2018 compared to the same period in the prior fiscal year, EMEA revenue increased $0.3 million, or 1.6%. Revenue was favorably impacted by $0.2 million and $0.5 million for the three and six months ended March 31, 2018 compared to the same period a year ago, as both the Euro and British Pound strengthened against the U.S. Dollar (see Foreign Currency Risk in Part I, Item 3, of this Form 10-Q).
Revenue in Asia decreased by $0.6 million in both the three and six month periods ended March 31, 2018 compared to the same period in the prior fiscal year. We experienced a decrease in RF modules and certain embedded products as they are in the mature portion of their product life cycle.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue in Latin America increased by $0.1 million for the three months ended March 31, 2018 compared to the same period a year ago. For the six months ended March 31, 2018 compared to the same period in the prior fiscal year, Latin America revenue decreased $0.1 million.
No significant changes were made to our pricing strategy that impacted revenue during the six months ended March 31, 2018 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products, services and solutions.
GROSS PROFIT
Gross profit for the three months ended March 31, 2018 and 2017 was $26.7 million and $21.9 million, respectively, an increase of $4.8 million, or 21.7%. Gross profit for the six months ended March 31, 2018 and 2017 was $48.6 million and $43.4 million, respectively, an increase of $5.2 million, or 12.1%.
Product gross profit for the three months ended March 31, 2018 and 2017 was $24.5 million and $20.4 million, respectively, an increase of $4.1 million, or 20.3%. Product gross profit for the six months ended March 31, 2018 and 2017 was $43.8 million and $41.2 million, respectively, an increase of $2.6 million, or 6.2%. The increase in gross profit for both comparable periods was due primarily to the addition of Accelerated products during the second quarter of fiscal 2018.
Services and solutions gross profit was $2.9 million, or 40.5%, and $1.8 million, or 48.0%, for the three months ended March 31, 2018 and 2017, respectively. Services and solutions gross profit was $6.2 million, or 44.6% and $2.7 million, or 45.7% for the six months ended March 31, 2018 and 2017, respectively. The increase in gross profit for both comparable periods was primarily related to the IoT Solutions segment. Services and solutions gross profit may vary from quarter to quarter, as our wireless product design and development service margins are highly dependent on the utilization rates of our personnel. However, we expect our IoT Solutions segment gross margin to increase in future periods as recurring revenue from this segment increases.
Gross profit was negatively impacted by amortization of $0.8 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively and by $1.4 million and $0.5 million for the six months ended March 31, 2018 and 2017, respectively. This increase in amortization expense is primarily related to our IoT Solutions segment.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended March 31,				$ incr.	Six months ended March 31,				$ incr.
($ in thousands)	2018		2017		(decr.)	2018		2017		(decr.)
Sales and marketing	$11,175	20.4%	$8,731	19.1%	$2,444	$20,935	20.9%	$17,053	18.8%	$3,882
Research and development	8,617	15.7%	6,979	15.3%	1,638	16,368	16.4%	13,884	15.3%	2,484
General and administrative	6,359	11.6%	4,680	10.3%	1,679	12,908	12.9%	8,484	9.3%	4,424
Total operating expenses	$26,151	47.7%	$20,390	44.7%	$5,761	$50,211	50.2%	$39,421	43.4%	$10,790
Sales and marketing expenses increased $2.4 million and $3.9 million for the three and six months ended March 31, 2018, respectively, compared to the same periods a year ago primarily due to incremental expenses for TempAlert, SMART Temps and Accelerated of $1.9 million and $3.2 million. The remainder of the increases related primarily to an increase in commissions of $0.6 million and $0.7 million for the three and six months ended March 31, 2018, respectively, compared to the same periods a year ago.
Research and development expenses increased $1.6 million and $2.5 million for the three and six months ended March 31, 2018, respectively, compared to the same periods a year ago primarily due to incremental expenses for TempAlert, SMART Temps and Accelerated of $1.6 million and $2.4 million.
General and administrative expenses increased $1.7 million for the three months ended March 31, 2018 compared to the same period a year ago, primarily due to incremental expenses for TempAlert, SMART Temps and Accelerated of $2.0 million. We also had an increase in compensation-related expenses of $0.4 million mostly related to increased incentive compensation and an increase of $0.6 million related to an earn-out reversal in the prior fiscal year. This was partially offset by a reduction of $1.1 million of professional fees primarily related to acquisition expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses increased $4.4 million for the six months ended March 31, 2018 compared to the same period a year ago primarily due to incremental expenses for TempAlert, SMART Temps and Accelerated of $3.6 million. In addition, we had an increase in compensation-related expenses of $0.6 million mostly related to increased incentive compensation and an increase of $0.3 related to adjustments for our earn-outs.
OTHER (EXPENSE) INCOME, NET
We recorded a decrease in other (expense) income, net of $0.5 million and $1.0 million for the three and six months ended March 31, 2018, respectively, compared to the same periods a year ago primarily related to additional foreign currency gains recognized in the current fiscal year compared to the prior fiscal year. The foreign currency losses in the current fiscal year were mostly related to the strengthening of the Euro and Japanese Yen against the U.S. dollar, as non-functional currencies were remeasured at the current rate.
INCOME TAXES
Income tax provision was $3.0 million for the six months ended March 31, 2018. Net tax expense discretely related to the six months ended March 31, 2018 was $3.0 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and the adoption of ASU 2016-09 related to the accounting for the tax effects of stock compensation.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to our fiscal year end, our statutory rate for fiscal 2018 will be a blend of the new and old tax rates. At March 31, 2018 we had not fully completed our accounting for the tax effects of enactment of the Act; however in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax expense amount of $2.7 million which is included as a component of income tax expense.
We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which requires estimates of our changes in deferred tax assets and liabilities before and after the new statutory rate was enacted. As a result, we are still analyzing certain aspects of the legislation and refining our calculations such as, refining current year estimates and filings of tax returns, of which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of March 31, 2018, the provisional amount recorded related to the re-measurement of this deferred tax balance was $2.6 million.
In addition, we considered the potential tax expense impacts of the one-time transition tax. The transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $0.1 million for the six months ended March 31, 2018. We have not yet completed the calculation of the post-1986 E&P for these foreign subsidiaries and, further, this transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, evaluate the testing periods for cash and E&P measurement and finalize substantiation of material foreign taxes paid or accrued. Furthermore, it is expected that further guidance will be forthcoming from U.S. Treasury which may or may not impact the final transition tax required. We continue to review the outside basis differential of our foreign investments. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time, but it is expected that with inclusion of the transition tax, the potential outstanding basis difference as of March 31, 2018 is expected to be a deductible temporary difference for which no deferred tax asset would be allowed.
We adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” on October 1, 2017. As a result of the adoption, we recorded $0.7 million of excess tax expense related to our share-based payments in our provision for income taxes for the six months ended March 31, 2018. Historically, this was record in additional paid-in capital. The excess tax expense related to share-based payments are recognized as tax expense discretely related to the six months ended March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended March 31, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain income tax credits generated in the U.S.
Income tax provision was $0.9 million for the six months ended March 31, 2017. Net tax benefits discretely related to the six months ended March 31, 2017 were $0.1 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the six months ended March 31, 2017, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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
SEGMENT RESULTS OF OPERATIONS
IoT PRODUCTS & SERVICES

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2018		2017		(decr.)	2018		2017		(decr.)
Revenue:
Product	$47,588	95.5%	$41,766	95.2%	13.9	$86,042	94.9%	$84,939	95.6%	1.3
Services	2,237	4.5	2,107	4.8	6.2	4,663	5.1	3,870	4.4	20.5
Total revenue	49,825	100.0	43,873	100.0	13.6	90,705	100.0	88,809	100.0	2.1
Cost of sales:
Cost of product	23,080	46.3	21,398	48.8	7.9	42,290	46.6	43,735	49.3	(3.3)
Cost of services	1,410	2.8	1,321	3.0	6.7	2,749	3.0	2,388	2.7	15.1
Amortization of intangibles	246	0.5	91	0.2	170.3	330	0.4	192	0.2	71.9
Total cost of sales	24,736	49.6	22,810	52.0	8.4	45,369	50.0	46,315	52.2	(2.0)
Gross profit	25,089	50.4	21,063	48.0	19.1	45,336	50.0	42,494	47.8	6.7
Total operating expenses	20,400	41.0	18,353	41.8	11.2	39,383	43.4	36,697	41.3	7.3
Operating income	$4,689	9.4%	$2,710	6.2%	73.0	$5,953	6.6%	$5,797	6.5%	2.7
Revenue
Revenue from our IoT Products & Services segment increased $5.9 million and $1.9 million, or 13.6% and 2.1%, for the three and six months ended March 31, 2018, respectively, compared to the same periods in the prior fiscal year.
Product revenue increased $5.8 million for the three months ended March 31, 2018 which included $6.2 million of incremental revenue related to Accelerated products. In addition, we experienced larger sales of terminal servers to certain customers in the North America region and larger sales of embedded modules to certain customers in the EMEA region. Embedded modules include our new ConnectCore 6UL. Sales related to our terminal servers may fluctuate as they are in the mature phase of their product life cycle. This was partially offset by a decrease in industrial cellular products and USB connected product sales. In addition, certain embedded products, which are in the mature portion of their product life cycle, also decreased. Services revenue from this segment of increased $0.1 million for the three months ended March 31, 2018 compared to the same period a year ago, primarily related to Digi Remote Manager.
Product revenue increased $1.1 million for the six months ended March 31, 2018 which included $6.2 million of incremental revenue related to Accelerated products. We also experienced larger sales of terminal servers to certain customers in the North America region, RF products to certain customers in the North America and EMEA regions and embedded modules to certain customers in the EMEA region. This was partially offset by decreases in industrial cellular products as we had a large sale to a significant customer in the prior fiscal year and USB connected products. The cellular router and gateway revenue is driven by large awards-based customer projects and is subject to revenue fluctuations from period to period. We also had a decrease in certain embedded products which are in the mature portion of their product life cycle. Services revenue from this segment of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased $0.8 million for the three months ended March 31, 2018 compared to the same period a year ago, primarily related to Digi Remote Manager and Wireless Design Services.
Revenue for this segment was also favorably impacted by $0.2 million and $0.5 million for the three and six months ended March 31, 2018, respectively, due to the strengthening of the British Pound and Euro compared to the U.S. Dollar.
Operating Income
Operating income increased $2.0 million and $0.2 million, or 73.0% and 2.7%, for the three and six months ended March 31, 2018 compared to the same periods in the prior fiscal year
The increase for the three months ended March 31, 2018 compared to the prior fiscal year was due to an increase in our gross profit of $4.0 million, or 19.1%, offset by an increase in operating expenses of $2.0 million, or 11.2%. Included in operating income for the three months ended March 31, 2018 is gross profit of $3.6 million and operating expenses of $2.2 million related to Accelerated.
For the six months ended March 31, 2018 compared to the same period in the prior fiscal year, the increase in operating income was due to an increase in gross profit of $2.8 million, or 6.7%, offset by an increase in operating expenses of $2.6 million, or 7.3%. Included in operating income for the six months ended March 31, 2018 is gross profit of $3.6 million and operating expenses of $2.2 million related to Accelerated. Also included in operating income is an increase in acquisition related costs of $0.7 million and an increase of $0.3 million in earn-out adjustments for fair value of contingent consideration.
IoT SOLUTIONS

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2018		2017		(decr.)	2018		2017		(decr.)
Solutions revenue	$4,966	100.0%	$1,742	100.0%	185.1	$9,283	100.0%	$1,981	100.0%	368.6
Cost of sales:
Cost of services	2,877	57.9	682	39.1	321.8	4,981	53.6	789	39.8	531.3
Amortization of intangibles	524	10.6	221	12.7	137.1	1,047	11.3	331	16.7	216.3
Total cost of sales	3,401	68.5	903	51.8	276.6	6,028	64.9	1,120	56.5	438.2
Gross profit	1,565	31.5	839	48.2	(86.5)	3,255	35.1	861	43.5	(278.0)
Total operating expenses	5,751	115.8	2,037	117.0	182.3	10,828	116.7	2,724	137.5	297.5
Operating loss	$(4,186)	(84.3)%	$(1,198)	(68.8)%	249.4	$(7,573)	(81.6)%	$(1,863)	(94.0)%	306.5
Revenue
Revenue from our IoT Solutions segment increased $3.2 million, or 185.1%, for the three months ended March 31, 2018 compared to the same period a year ago. The increase was driven primarily by the continued growth and expansion of our SmartSense by Digi™ business. IoT Solutions revenue includes $3.5 million of incremental revenue of from the acquisition of TempAlert (see Note 2 to our Condensed Consolidated Financial Statements). We are now servicing nearly 42,000 sites and our recurring revenue from this segment continues to grow.
Revenue from our IoT Solutions segment increased $7.3 million, or 368.6%, for the six months ended March 31, 2018 compared to the same period a year ago. The increase was driven primarily by the continued growth and expansion of our SmartSense by Digi™ business. IoT Solutions revenue includes $6.3 million of incremental revenue of from the acquisition of both TempAlert and SMART Temps (see Note 2 to our Condensed Consolidated Financial Statements).
Operating Loss
Operating loss increased $3.0 million for the three months ended March 31, 2018 as compared to the same period in the prior fiscal year. This increase in operating loss was primarily due to an increase in operating expenses of $3.7 million, which included $3.3 million of incremental expenses from our recent acquisitions of TempAlert and SMART Temps. This was partially offset by an increase in our gross profit of $0.7 million. We expect our Solutions gross margin to increase in future periods as recurring revenue from this segment increases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating loss increased $5.7 million for the six months ended March 31, 2018 compared to the same period in the prior fiscal year. This increase in operating loss was primarily due to an increase in operating expenses of $8.1 million, which included $7.0 million of incremental expenses from our recent acquisitions of TempAlert and SMART Temps. This was partially offset by an increase in our gross profit of $2.4 million.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At March 31, 2018, cash, cash equivalents and short-term marketable securities were $57.1 million compared to $110.2 million at September 30, 2017. At March 31, 2018, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $59.6 million. Our working capital (total current assets less total current liabilities) was $109.3 million at March 31, 2018. At September 30, 2017, our working capital was $156.4 million. The decrease in cash and working capital is directly related to the purchase price and other costs associated with the TempAlert and Accelerated acquisitions in fiscal 2018 (see Note 2 to the Condensed Consolidated Financial Statements).
We presently anticipate total fiscal 2018 capital expenditures will be approximately $2.2 million, of which we have spent $0.8 million as of March 31, 2018.
Net cash used in operating activities was $5.0 million and $0.9 million for the six months ended March 31, 2018 and 2017, respectively, a net decrease in cash of $4.1 million. This decrease in cash resulted from a decrease in cash of $8.6 million as we incurred a net loss in first half of fiscal 2018 and net income in the first half of fiscal 2017 and changes in working capital of $2.2 million. This was partially offset by an increase in depreciation and amortization of $3.3 million due to additional amortization from recent acquisitions, an increase deferred income tax provision of $2.4 million related to the Tax Cuts and Jobs Act of 2017 (see Note 10 to the Condensed Consolidated Financial Statements) and increases in cash related to other non-cash items of $1.0 million. The changes in working capital that resulted in a decrease in cash of $2.2 million were driven by $5.2 million related to accounts receivable, a decrease of $2.6 million related to inventory and $0.5 decrease related to prepaids and other assets. This was partially offset by a $6.1 million increase related to accrued liabilities.
Net cash used in investing activities was $25.9 million and $4.4 million during the six months ended March 31, 2018 and 2017, respectively, a net decrease of $21.5 million. The decrease in cash flows from investing activities in the first six months of fiscal 2018 compared to the same period in the prior fiscal year is primarily related to $26.6 million of additional cash expenditures for acquisitions, as we spent $16.5 million (net of cash acquired of $0.3 million) for the Accelerated acquisition and $40.1 million (net of cash acquired $0.6 million) for the TempAlert acquisition in fiscal 2018. This was offset by the SMART Temp acquisition of $28.3 million (net of cash acquired of $0.5 million) and the FreshTemp acquisition $1.7 million in the same period a year ago. We also had fewer proceeds of $1.0 million from the sale of Etherios. This was offset by additional proceeds from marketable securities of $5.9 million and spent $0.2 million less on purchases of property, equipment and improvements.
Net cash provided by financing activities was $3.3 million and $2.9 million during the six months ended March 31, 2018 and 2017, respectively, a net increase of $0.4 million. We spent $0.5 million related to the first earn-out payment to the former shareholders of Bluenica in the first six months of fiscal 2017 compared to the same period a year ago. This was partially offset by $0.1 million on additional expenditures on purchases of common stock.
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
For the six months ended March 31, 2018 and 2017, we had approximately $31.0 million and $31.4 million, respectively, of revenue from foreign customers including export sales. Of these sales, $5.9 million and $9.6 million, respectively, were denominated in foreign currency, predominantly Euros, British Pounds and Canadian Dollar. In future periods, we expect a significant portion of sales will continue to be made in both Euros, British Pounds and Canadian Dollar.
Total revenue was favorably impacted by foreign currency translation of $0.2 million and $0.5 million for three and six months ended March 31, 2018, respectively, as compared to the same periods in the prior fiscal year. This primarily was caused by the strengthening of the Euro for the three month period and the British Pound and Euro for the six month period against the U.S. dollar.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Six months ended March 31,		% increase
	2018	2017	(decrease)
Euro	1.2029	1.0727	12.1%
British Pound	1.3591	1.2415	9.5%
Japanese Yen	0.0090	0.0090	—%
Canadian Dollar	0.7893	0.7523	4.9%
A 10% change from the first six months of fiscal 2017 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 0.6% increase or decrease in revenue and a 2.0% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On October 20, 2017, we completed the acquisition of the TempAlert business and on January 22, 2018, we completed the acquisition of Accelerated. As permitted for recently acquired businesses, management has excluded the acquired TempAlert and Accelerated businesses from its assessment of internal control over financial reporting. The excluded TempAlert and Accelerated businesses represents total assets of 12.8% and 8.2%, respectively, of our consolidated total assets as of March 31, 2018. We are required to include them in our assessment beginning in the first quarter of fiscal 2019.
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS
Except at noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2017.
We are subject to various cybersecurity risks, which are particularly acute in the cloud-based technologies operated by us and other third parties that form a part of our solutions. These risks may increase our costs and could damage our brand and reputation.
As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi™ and the Digi Remote Manager®, we expect to store, convey and potentially process significant amounts of data produced by devices. Further many of our business applications now exist within cloud platforms that are managed by third parties, which also adds risk from breach of third-parties
This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business to provide a reasonable level of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems. Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security. Improper disclosure of data or perception that our data security is insufficient could harm our reputation, give rise to legal proceedings, or subject our company to liability under laws that protect data, any of which could result in increased costs and loss of revenue.
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
As illustrated by the recent Spectre and Meltdown threats, our products operate with and are dependent on products and components across a broad ecosystem. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, reduced revenue, liability claims, or damage to our reputation or competitive position.
The business of Accelerated which we acquired recently is subject to significant customer concentration.
In the second quarter of fiscal 2018 we acquired Accelerated.  While Accelerated has many customers, it’s business historically has been highly dependent on its relationship with a single telecommunications carrier customer.  Any disruption or difficulties in securing or renewing contractual relationships with this customer, maintaining such relationship on favorable terms or any other disruption in our business with this customer could have an adverse impact on our business, results of operations, financial condition and prospects.
We recently announced a significant restructuring of our manufacturing operations that will make us more dependent on third parties to manufacture our products which could have adverse impacts on our business if we do not properly forecast customer demands for products.
During the second quarter of fiscal 2018 we announced that we will restructure our manufacturing operations to become more reliant on third parties to manufacture our products.  Among other potential impacts on our business and operations, this restructuring is expected to lengthen the lead times on which we can produce many finished products that are available to meet customer demands.  If we do not properly forecast customer demands for products these lengthened lead times could result in lost revenues and adversely impact our business, results of operation, financial condition and prospects.  In addition, the restructuring is expected to be completed multiple months and result in the elimination of approximately sixty employment positions, primarily in our manufacturing operations.  If we are unable to retain employees in this area of our operations during the transition of manufacturing to third parties we could experience adverse impacts on our ability to timely produce products which could adversely impact our business, results or operations, financial condition and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Subsequent to end of the second fiscal quarter of 2018, on April 24, 2018 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expires on May 1, 2019. Shares repurchased under the new program will be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations.
On May 2, 2017, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2018.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2018 - January 31, 2018	4,335	$10.40	—	$19,725,797.42
February 1, 2018 - February 28, 2018	—	$—	—	$19,725,797.42
March 1, 2018 - March 31, 2018	—	$—	—	$19,725,797.42
Total	4,335	$10.40	—	$19,725,797.42

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.		Description	Method of Filing
2	(a)
Equity Purchase Agreement with Schechter Tech LLC, all of the equity holders of Schechter Tech LLC, Harry Schechter as the seller representative and Schechter Tech Holdco, LLC, dated as of October 20, 2017 (1)
Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (3)	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (4)	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (5)	Incorporated by Reference

10	(a)	Digi International Inc. 2018 Omnibus Incentive Plan (6)*	Incorporated by Reference

10	(a)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2018 Omnibus Incentive Plan)*	Filed Electronically

10	(a)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2018 Omnibus Incentive Plan)*	Filed Electronically

10	(a)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2018 Omnibus Incentive Plan)*	Filed Electronically

10	(a)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)*	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically
______________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 25, 2017 (File No. 1-34033)

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed August 28, 2017 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(a) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(6)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 8, 2017 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 1, 2018	By:	/s/ Michael C. Goergen
Michael C. Goergen
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)