Form 10-Q
period 2018-06-30
DIGI INTERNATIONAL INC
filed 2018-08-01
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 26, 2018, there were 27,242,693 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenue:
Product	$51,691	$40,660	$137,733	$125,599
Services and solutions	11,025	5,079	24,971	10,930
Total revenue	62,716	45,739	162,704	136,529
Cost of sales:
Cost of product	26,639	20,195	68,929	63,930
Cost of services and solutions	6,007	2,550	13,737	5,727
Amortization of intangibles	741	509	2,118	1,032
Total cost of sales	33,387	23,254	84,784	70,689
Gross profit	29,329	22,485	77,920	65,840
Operating expenses:
Sales and marketing	11,595	8,504	32,530	25,557
Research and development	8,205	7,420	24,573	21,304
General and administrative	7,302	3,337	20,210	11,821
Restructuring charges, net	190	2,515	190	2,515
Total operating expenses	27,292	21,776	77,503	61,197
Operating income	2,037	709	417	4,643
Other income (expense), net:
Interest income	97	155	343	434
Interest expense	(5)	(2)	(12)	(45)
Other income (expense), net	535	(221)	(37)	210
Total other income (expense), net	627	(68)	294	599
Income before income taxes	2,664	641	711	5,242
Income tax provision (benefit)	43	(694)	3,016	219
Net income (loss)	$2,621	$1,335	$(2,305)	$5,023

Net income (loss) per common share:
Basic	$0.10	$0.05	$(0.09)	$0.19
Diluted	$0.09	$0.05	$(0.09)	$0.19
Weighted average common shares:
Basic	27,177	26,522	27,002	26,390
Diluted	27,764	26,956	27,002	27,110

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$2,621	$1,335	$(2,305)	$5,023
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,116)	2,535	(1,058)	57
Change in net unrealized (loss) gain on investments	(1)	8	(41)	(2)
Less income tax benefit (expense)	1	(3)	9	1
Reclassification of realized loss on investments included in net income (1)	—	—	31	—
Less income tax benefit (2)	—	—	(8)	—
Other comprehensive (loss) income, net of tax	(3,116)	2,540	(1,067)	56
Comprehensive (loss) income	$(495)	$3,875	$(3,372)	$5,079
(1) Recorded in Other income (expense), net on our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax provision (benefit) in our Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	September 30, 2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,694	$78,222
Marketable securities	4,763	32,015
Accounts receivable, net	48,246	28,855
Inventories	41,782	30,238
Receivable from sale of business	—	1,998
Other	3,554	3,032
Total current assets	146,039	174,360
Marketable securities, long-term	2,243	4,753
Property, equipment and improvements, net	11,474	12,801
Identifiable intangible assets, net	41,778	11,800
Goodwill	154,565	131,995
Deferred tax assets	3,665	9,211
Other	462	269
Total assets	$360,226	$345,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,849	$6,240
Accrued compensation	6,245	4,325
Accrued warranty	1,295	987
Accrued professional fees	1,019	928
Accrued restructuring	666	1,656
Unearned revenue	3,710	1,343
Contingent consideration on acquired businesses	4,440	388
Other	2,270	2,113
Total current liabilities	30,494	17,980
Income taxes payable	699	877
Deferred tax liabilities	422	534
Contingent consideration on acquired businesses	4,581	6,000
Other non-current liabilities	608	654
Total liabilities	36,804	26,045
Contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 33,646,457 and 33,007,993 shares issued	337	330
Additional paid-in capital	253,037	245,528
Retained earnings	148,140	150,478
Accumulated other comprehensive loss	(23,726)	(22,659)
Treasury stock, at cost, 6,403,764 and 6,436,578 shares	(54,366)	(54,533)
Total stockholders’ equity	323,422	319,144
Total liabilities and stockholders’ equity	$360,226	$345,189
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2018	2017
	(in thousands)
Operating activities:
Net (loss) income	$(2,305)	$5,023
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, equipment and improvements	2,140	2,187
Amortization of identifiable intangible assets	6,866	1,842
Stock-based compensation	3,598	3,502
Excess tax benefits from stock-based compensation	—	(326)
Deferred income tax provision	2,551	(648)
Change in fair value of contingent consideration	333	(1,330)
Bad debt/product return provision	404	338
Inventory obsolescence	1,550	1,030
Restructuring charges	190	2,515
Other	(66)	138
Changes in operating assets and liabilities (net of acquisitions)	(24,105)	(14,729)
Net cash used in operating activities	(8,844)	(458)
Investing activities:
Purchase of marketable securities	—	(33,469)
Proceeds from maturities and sales of marketable securities	29,752	76,149
Proceeds from sale of Etherios	2,000	3,000
Acquisition of businesses, net of cash acquired	(56,588)	(30,111)
Purchase of property, equipment, improvements and certain other identifiable intangible assets	(963)	(1,577)
Net cash (used in) provided by investing activities	(25,799)	13,992
Financing activities:
Acquisition earn-out payments	—	(518)
Excess tax benefits from stock-based compensation	—	326
Proceeds from stock option plan transactions	3,871	3,264
Proceeds from employee stock purchase plan transactions	892	686
Purchases of common stock	(730)	(922)
Net cash provided by financing activities	4,033	2,836
Effect of exchange rate changes on cash and cash equivalents	82	(45)
Net (decrease) increase in cash and cash equivalents	(30,528)	16,325
Cash and cash equivalents, beginning of period	78,222	75,727
Cash and cash equivalents, end of period	$47,694	$92,052

Supplemental schedule of non-cash investing and financing activities:
Liability related to acquisition of businesses	$(2,300)	$(1,310)
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
Recently Issued Accounting Pronouncements
Not Yet Adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, which for us is the first quarter ending December 31, 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements.
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
In June 2016, FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for annual periods and interim periods for those annual periods beginning after December 15, 2019, which for us is the first quarter ending December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In February 2016, FASB issued ASU 2016-02, “Leases (Topic 842)”, which amends the existing guidance to require lessees to recognize lease assets and lease liabilities from operating leases on the balance sheet. This ASU is effective using the modified retrospective approach for annual periods and interim periods within those annual periods beginning after December 15, 2018, which for us is the first fiscal quarter ending December 31, 2019. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
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
In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This guidance provides a five-step analysis in determining when and how revenue is recognized so that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods and services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which approved a one-year deferral of the effective date of ASU 2014-09. As a result of this deferral, ASU 2014-09 is effective for our fiscal year ending September 30, 2019, including interim periods within that reporting period. In addition, FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2017-14, to provide interpretive clarifications on the new guidance in Accounting Standards Codification (“ASC”) Topic 606. We are currently working through an adoption plan and have identified our revenue streams and completed a preliminary analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard.  We intend to complete our adoption plan during the fourth quarter of fiscal 2018.  This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASC 606, evaluation of the method of adoption, and completing a rollout plan for implementation of the new standard with affected functions in our organization.  Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.  We plan to adopt the new guidance beginning with our fiscal quarter ending December 31, 2018.
2. ACQUISITIONS
Acquisition of Accelerated Concepts, Inc.
On January 22, 2018, we purchased all the outstanding stock of Accelerated Concepts, Inc. (“Accelerated”), a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications. This acquisition is included with our IoT Products and Services segment.
The terms of the acquisition include an upfront cash payment together with future earn-out payments. Cash of $16.8 million (excluding cash acquired of $0.3 million) was paid at the time of closing. The earn-out payments are scheduled to be paid in two installments and the payment amount, if any, will be calculated based on the revenue performance of Accelerated products. The first installment will be based on revenues from January 22, 2018 through January 21, 2019 (the “2018 period”) and the second installment will be based on revenues from January 22, 2019 through January 21, 2020 (the “2019 period”). The cumulative amount of these earn-outs will be $4.5 million, if certain revenue thresholds are met. Additional payments, not to exceed $2.0 million for both installments, may also be due depending on revenue performance. The fair value of this contingent consideration was $2.3 million at the date of acquisition and $3.3 million at June 30, 2018 (see Note 7 to the

2. ACQUISITIONS (CONTINUED)
Condensed Consolidated Financial Statements). We have determined that the fair value of the earn-out on the acquisition date will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out.
The purchase price was allocated to the estimated fair value of assets and liabilities assumed. The purchase price allocation resulted in the recognition of $5.9 million of goodwill. For tax purposes, this acquisition is treated as a stock acquisition, therefore the goodwill is not deductible. We believe this is a complementary acquisition for us as it significantly enhances our existing cellular product lines and immediately extends our market reach with a line of commercial routers and network appliance products. This acquisition will further enhance and expand the capabilities of the IoT Products and Services segment (see Note 9 to our Condensed Consolidated Financial Statements).
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
The following table summarizes the preliminary values of Accelerated assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$16,759
Fair value of contingent consideration on acquired business	2,300
Total purchase price consideration	$19,059

Fair value of net tangible assets acquired	$826
Fair value of identifiable intangible assets acquired:
Customer relationships	6,500
Purchased and core technology	3,000
Trade name and trademarks	1,000
Order backlog	1,800
Goodwill	5,933
Total	$19,059
Operating results for Accelerated after January 22, 2018 are included in our Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of June 30, 2018 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The net working capital values are preliminary and we expect to finalize them in the fourth quarter of fiscal 2018.
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
The amounts of revenue and net income included in the Condensed Consolidated Statements of Operations from the acquisition date of January 22, 2018 were $14.2 million and $1.8 million, respectively. Costs directly related to the acquisition of $0.3 million incurred in the first nine months of fiscal 2018 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations. These acquisition costs include legal, accounting and valuation fees.
Acquisition of TempAlert LLC
On October 20, 2017, we purchased all the outstanding interests of TempAlert LLC (“TempAlert”), a Boston-based provider of automated, real-time temperature monitoring and task management solutions. The purchase price was $45.0 million in cash adjusted for certain net working capital adjustments. We believe this is a complementary acquisition for us as the acquired

2. ACQUISITIONS (CONTINUED)
technology will continue to be supported to further enhance and expand the capabilities of the IoT Solutions segment (see Note 9 to our Condensed Consolidated Financial Statements).
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $40.7 million (excluding cash acquired of $0.6 million) was paid at the time of closing. The earn-out payments are scheduled to be paid after December 31, 2018 and December 31, 2019 which is the end of the earn-out periods. The cumulative amount of these earn-outs for the periods ended December 31, 2018 and 2019, will not exceed $35.0 million and $45.0 million, respectively. The fair value of this contingent consideration was zero at the date of acquisition and at June 30, 2018 (see Note 7 to the Condensed Consolidated Financial Statements).
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
Operating results for TempAlert after October 20, 2017 are included in our Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of June 30, 2018 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The net working capital values are preliminary and we expect to finalize them in the fourth fiscal quarter of 2018.
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
The amount of revenue included in the Condensed Consolidated Statements of Operations from the acquisition date of October 20, 2017 was $11.4 million. Costs directly related to the acquisition of $1.4 million incurred in the first nine months of fiscal 2018 and $0.4 million incurred in fiscal 2017 have been charged directly to operations and are included in general and administrative expense in our Condensed Consolidated Statements of Operations. These acquisition costs include legal, accounting, valuation and success fees.

2. ACQUISITIONS (CONTINUED)
Pro Forma Financial Information
The following consolidated pro forma information is as if the Accelerated and TempAlert acquisitions had occurred on October 1, 2016 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Revenue	$62,716	$52,309	$168,127	$157,658
Net income (loss)	$2,622	$670	$(2,294)	$(1,172)
Pro forma net loss was adjusted to exclude interest expense related to debt that was paid off prior to acquisition, interest income related to promissory note that was settled prior to acquisition, adjust amortization to the fair value of the intangibles acquired and remove any costs associated with the sale transaction.
3. SALE OF BUSINESS
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
4. EARNINGS PER SHARE
Basic net income (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares result from dilutive common stock options and restricted stock units. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect for the nine month period ended June 30, 2018.
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$2,621	$1,335	$(2,305)	$5,023

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	27,177	26,522	27,002	26,390
Effect of dilutive securities:
Stock options and restricted stock units	587	434	—	720
Denominator for diluted net income (loss) per common share — adjusted weighted average shares	27,764	26,956	27,002	27,110

Net income (loss) per common share, basic	$0.10	$0.05	$(0.09)	$0.19
Net income (loss) per common share, diluted	$0.09	$0.05	$(0.09)	$0.19

4. EARNINGS PER SHARE (CONTINUED)
For the three months ended June 30, 2018 and 2017, there were 770,178 and 1,910,081 potentially dilutive shares, respectively, and for the nine months ended June 30, 2018 and 2017, there were 977,828 and 1,169,422 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share. This is because the options’ exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the nine month period ended June 30, 2018, there were 440,002 common stock options and restricted stock units, respectively, that were not included in the above computation of diluted earnings per share.
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2018	September 30, 2017
Accounts receivable, net:
Accounts receivable	$51,241	$31,365
Less allowance for doubtful accounts	563	341
Less reserve for future returns and pricing adjustments	2,432	2,169
Accounts receivable, net	$48,246	$28,855
Inventories:
Raw materials	$25,734	$24,050
Work in process	375	484
Finished goods	15,673	5,704
Inventories	$41,782	$30,238
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of June 30, 2018, 28 of our 28 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). All of our current marketable securities will mature in less than one year and our non-current marketable securities will mature in less than two years. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the nine months ended June 30, 2018 and 2017, we received proceeds from our available-for-sale marketable securities of $29.8 million and $76.1 million, respectively.

6. MARKETABLE SECURITIES (CONTINUED)
At June 30, 2018 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$4,773	$—	$(10)	$4,763
Non-current marketable securities:
Certificates of deposit	2,262	—	(19)	2,243
Total marketable securities	$7,035	$—	$(29)	$7,006

(1)	Included in amortized cost and fair value is purchased and accrued interest of $35.
At September 30, 2017 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,275	$—	$(20)	$28,255
Certificates of deposit	3,756	4	—	3,760
Current marketable securities	32,031	4	(20)	32,015
Non-current marketable securities:
Certificates of deposit	4,757	—	(4)	4,753
Total marketable securities	$36,788	$4	$(24)	$36,768

(1)	Included in amortized cost and fair value is purchased and accrued interest of $211.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	June 30, 2018
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	6,755	(29)	—	—
Total	$6,755	$(29)	$—	$—

	September 30, 2017
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$26,196	$(20)	$—	$—
Certificates of deposit	3,751	(4)	—	—
Total	$29,947	$(24)	$—	$—
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

7. FAIR VALUE MEASUREMENTS (CONTINUED)
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

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2018	Level 1	Level 2	Level 3
Assets:
Money market	$9,954	$9,954	$—	$—
Certificates of deposit	7,006	—	7,006	—
Total assets measured at fair value	$16,960	$9,954	$7,006	$—
Liabilities:
Contingent consideration on acquired businesses	$9,021	$—	$—	$9,021
Total liabilities measured at fair value	$9,021	$—	$—	$9,021

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Money market	$39,524	$39,524	$—	$—
Corporate bonds	28,255	—	28,255	—
Certificates of deposit	8,513	—	8,513	—
Total assets measured at fair value	$76,292	$39,524	$36,768	$—
Liabilities:
Contingent consideration on acquired businesses	$6,388	$—	$—	$6,388
Total liabilities measured at fair value	$6,388	$—	$—	$6,388
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the nine months ended June 30, 2018.
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
We are required to make contingent payments for our acquisitions. In connection with the October 2015 acquisition of Bluenica Corporation (“Bluenica”), we are required to make contingent payments over a period of up to four years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million and was $5.5 million at June 30, 2018. We paid $0.5 million for the period ended September 30, 2016 and zero for the period ended September 30, 2017.

7. FAIR VALUE MEASUREMENTS (CONTINUED)
In connection with the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”), we are required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million and was $0.2 million at June 30, 2018.
For the January 2017 acquisition of SMART Temps LLC (“SMART Temps”), we were required to make a contingent payment after December 31, 2017 based on achieving specified revenue thresholds. Since the revenue threshold was not met, no payment was made. The fair value of the liability for contingent payments recognized upon acquisition of SMART Temps was $10,000 and was zero at June 30, 2018.
For the TempAlert acquisition, we are required to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue. The fair value of the liability for contingent payments recognized upon acquisition of TempAlert and at June 30, 2018 was zero.
For the Accelerated acquisition, we are required to make contingent payments for the twelve month periods ending January 21, 2019 and January 21, 2020, based upon certain thresholds. The fair values of the liability for contingent payments recognized upon acquisition of Accelerated and at June 30, 2018 was $2.3 million and was $3.3 million, respectively. As of June 30, 2018, the fair value of the liability for contingent payments increased $1.0 million as Accelerated is currently outperforming initial revenue expectations.
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
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Fair value at beginning of period	$8,263	$10,068	$6,388	$9,960
Purchase price contingent consideration	—	—	2,300	1,310
Contingent consideration payments	—	—	—	(518)
Change in fair value of contingent consideration	758	(646)	333	(1,330)
Fair value at end of period	$9,021	$9,422	$9,021	$9,422
The change in fair value of contingent consideration relates to the acquisitions of Bluenica, FreshTemp and Accelerated and is included in general and administrative expense. The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 93.5% to 98.5% for Bluenica, 100% for FreshTemp, 0% for both SMART Temp and TempAlert, and 34.0% to 70.0% for Accelerated. A significant change in our estimates of achieving the relevant targets could materially change the fair value of the contingent consideration liability.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	June 30, 2018			September 30, 2017
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$58,048	$(47,983)	$10,065	$51,292	$(46,304)	$4,988
License agreements	102	(39)	63	18	(17)	1
Patents and trademarks	15,612	(11,965)	3,647	12,484	(11,280)	1,204
Customer relationships	46,569	(19,886)	26,683	21,914	(16,817)	5,097
Non-compete agreements	600	(180)	420	600	(90)	510
Order backlog	1,800	(900)	900	—	—	—
Total	$122,731	$(80,953)	$41,778	$86,308	$(74,508)	$11,800
Amortization expense was $2.6 million and $0.9 million for the three month periods ended June 30, 2018 and 2017, respectively, and $6.9 million and $1.8 million for the nine month periods ended June 30, 2018 and 2017, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2018 and the five succeeding fiscal years is (in thousands):

2018 (three months)	$2,466
2019	8,356
2020	7,592
2021	7,126
2022	6,754
2023	4,751
The changes in the carrying amount of goodwill are (in thousands):

	Nine months ended June 30,
	2018	2017
Beginning balance, October 1	$131,995	$109,448
Acquisitions	23,485	21,206
Foreign currency translation adjustment	(915)	(733)
Ending balance, June 30	$154,565	$129,921
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
At June 30, 2018, we had a total of $104.6 million of goodwill on our Condensed Consolidated Balance Sheet for the IoT Products & Services reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 36%. At June 30, 2018, we had a total of $50.0 million of goodwill on our Condensed Consolidated Balance Sheet for the Solutions reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 7%. Based on that data, we concluded that no impairment was indicated for either reporting unit and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded.
Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach.
The income approach indicates the fair value of a business based on the value of the cash flows the business or asset can be expected to generate in the future. A commonly used variation of the income approach used to value a business is the discounted cash flow (“DCF”) method. The DCF method is a valuation technique in which the value of a business is estimated on the earnings capacity, or available cash flow, of that business. Earnings capacity represents the earnings available for distribution to stockholders after consideration of the reinvestment required for future growth. Significant judgment is required to estimate the amount and timing of future cash flows for each reporting unit and the relative risk of achieving those cash flows.
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
The implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $359.6 million as of June 30, 2018, which implied a range of control premiums of 5.7% to 16.4%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
Should the facts and circumstances surrounding our assumptions change, the first step of our goodwill impairment analysis may fail. Assumptions and estimates to determine fair values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have had no goodwill impairment losses since the adoption of ASC 350, Intangibles-Goodwill and Others, in fiscal 2003.
9. SEGMENT INFORMATION
We have two reportable operating segments for purposes of ASC 280-10-50 “Segment Reporting”: (1) IoT Products & Services (formerly M2M), and (2) IoT Solutions (formerly Solutions). Our segments are described below:
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

9. SEGMENT INFORMATION (CONTINUED)

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
We measure our segment results primarily by reference to revenue and operating income. IoT Solutions revenue includes both product and service revenue. Certain costs incurred at the corporate level are allocated to our segments. These costs include information technology, employee benefits and shared facility services. The information technology and shared facility costs are allocated based on headcount and the employee benefits costs are allocated based on compensation costs.
Summary operating results for each of our segments were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Revenue
IoT Products & Services	$54,406	$42,844	$145,111	$131,653
IoT Solutions	8,310	2,895	17,593	4,876
Total revenue	$62,716	$45,739	$162,704	$136,529
Operating income
IoT Products & Services	$4,544	$1,841	$10,497	$7,638
IoT Solutions	(2,507)	(1,132)	(10,080)	(2,995)
Total operating income	$2,037	$709	$417	$4,643
Depreciation and amortization
IoT Products & Services	$1,754	$904	$4,332	$2,704
IoT Solutions	1,559	735	4,674	1,325
Total depreciation and amortization	$3,313	$1,639	$9,006	$4,029
Total expended for property, plant and equipment was as follows (in thousand):

	Nine months ended June 30,
	2018	2017
Expended for property, plant and equipment
IoT Products & Services	$963	$1,545
IoT Solutions	—	32
Total expended for property, plant and equipment	$963	$1,577

9. SEGMENT INFORMATION (CONTINUED)
Total assets for each of our segments were as follows (in thousands):

	June 30, 2018	September 30, 2017
Assets
IoT Products & Services	$210,118	$182,555
IoT Solutions	95,408	47,644
Unallocated*	54,700	114,990
Total assets	$360,226	$345,189
*Unallocated consists of cash and cash equivalents, current marketable securities and long-term marketable securities.
Total goodwill for each of our segments were as follows (in thousands):

	June 30, 2018	September 30, 2017
Goodwill
IoT Products & Services	$104,584	$98,981
IoT Solutions	49,981	33,014
Total goodwill	$154,565	$131,995

10. INCOME TAXES
Income tax provision was $3.0 million for the nine months ended June 30, 2018. Net tax expense discretely related to the nine months ended June 30, 2018 was $3.0 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and the adoption of ASU 2016-09 related to the accounting for the tax effects of stock compensation.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to our fiscal year end, our statutory rate for fiscal 2018 will be a blend of the new and old tax rates. At June 30, 2018 we had not fully completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax expense amount of $2.7 million which is included as a component of income tax expense.
We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which requires estimates of our changes in deferred tax assets and liabilities before and after the new statutory rate was enacted. As a result, we are still analyzing certain aspects of the legislation and refining our calculations such as, refining current year estimates and filings of tax returns, of which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of June 30, 2018, the provisional amount recorded related to the re-measurement of this deferred tax balance was $2.7 million.
In addition, we considered the potential tax expense impacts of the one-time transition tax. The transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $0.1 million for the nine months ended June 30, 2018. We have not yet completed the calculation of the post-1986 E&P for these foreign subsidiaries and, further, this transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, evaluate the testing periods for cash and E&P measurement and finalize substantiation of material foreign taxes paid or accrued. Furthermore, it is expected that further guidance will be forthcoming from U.S. Treasury which may or may not impact the final transition tax required. We continue to review the outside basis differential of our foreign investments. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time, but it is expected that with

10. INCOME TAXES (CONTINUED)
inclusion of the transition tax, the potential outstanding basis difference as of June 30, 2018 is expected to be a deductible temporary difference for which no deferred tax asset would be allowed.
We adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” on October 1, 2017. As a result of the adoption, we recorded $0.7 million of excess tax expense related to our share-based payments in our provision for income taxes for the nine months ended June 30, 2018. Historically, this was record in additional paid-in capital. The excess tax expense related to share-based payments are recognized as tax expense discretely related to the nine months ended June 30, 2018.
For the nine months ended June 30, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain income tax credits generated in the U.S.
Income tax provision was $0.2 million for the nine months ended June 30, 2017. Net tax benefits discretely related to the nine months ended June 30, 2017 were $0.8 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the nine months ended June 30, 2017, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2017	$1,335
Decreases related to:
Expiration of statute of limitations	(121)
Unrecognized tax benefits as of June 30, 2018	$1,214
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.0 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease minimally over the next 12 months.

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
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2018	$1,348	$82	$(135)	$1,295
Three months ended June 30, 2017	$892	$248	$(165)	$975

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2018	$987	$798	$(490)	$1,295
Nine months ended June 30, 2017	$1,033	$479	$(537)	$975
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
The 2018 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2018 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Awards may be granted under the 2018 Plan until January 28, 2028. Options under the 2018 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock units shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. Upon exercise, we issue new shares of stock. As of June 30, 2018, there were approximately 1,473,215 shares available for future grants under the 2018 Plan.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the nine months ended June 30, 2018 and 2017, our employees forfeited

13. STOCK-BASED COMPENSATION (CONTINUED)
72,918 shares and 48,076 shares, respectively in order to satisfy $0.7 million and $0.6 million, respectively of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Cash received from the exercise of stock options was $3.9 million and $3.3 million during the nine months ended June 30, 2018 and 2017, respectively.
We sponsor an Employee Stock Purchase Plan (the “Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.9 million and $0.7 million during both nine month periods ended June 30, 2018 and 2017. Pursuant to the Purchase Plan, 105,732 and 72,594 common shares were issued to employees during the nine months ended June 30, 2018 and 2017, respectively. Shares are issued under the Purchase Plan from treasury stock. As of June 30, 2018, 335,290 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Cost of sales	$49	$52	$145	$168
Sales and marketing	406	348	1,131	1,033
Research and development	168	160	343	497
General and administrative	597	614	1,979	1,804
Stock-based compensation before income taxes	1,220	1,174	3,598	3,502
Income tax benefit	(249)	(383)	(747)	(1,140)
Stock-based compensation after income taxes	$971	$791	$2,851	$2,362
Stock-based compensation cost capitalized as part of inventory was immaterial as of June 30, 2018 and September 30, 2017.
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2017	3,902	$10.54
Granted	711	10.37
Exercised	(435)	8.90
Forfeited / Canceled	(604)	12.65
Balance at June 30, 2018	3,574	$10.35	4.3	$10,318

Exercisable at June 30, 2018	2,350	$10.06	3.4	$7,455
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $13.20 as of June 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the nine months ended June 30, 2018 was $0.7 million and during the nine months ended June 30, 2017 was $0.9 million.

13. STOCK-BASED COMPENSATION (CONTINUED)
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2018	2017
Weighted average per option grant date fair value	$3.76	$4.64
Assumptions used for option grants:
Risk free interest rate	2.12% - 2.88%	1.46% - 1.96%
Expected term	6.00 years	6.00 years
Expected volatility	33% - 34%	33% - 34%
Weighted average volatility	31%	34%
Expected dividend yield	0	0
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
As of June 30, 2018, the total unrecognized compensation cost related to non-vested stock options was $4.3 million and the related weighted average period over which it is expected to be recognized is approximately 2.7 years.
Non-vested Restricted Stock Units
A summary of our non-vested restricted stock units as of June 30, 2018 and changes during the nine months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2017	566	$11.28
Granted	360	$10.35
Vested	(203)	$11.02
Canceled	(90)	$11.11
Nonvested at June 30, 2018	633	$10.86
As of June 30, 2018, the total unrecognized compensation cost related to non-vested restricted stock units was $5.4 million, and the related weighted average period over which it is expected to be recognized is approximately 1.4 years.
14. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands) all within our IoT Products and Services segment:

	Manufacturing Transition	2017 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2017	$—	$1,528	$128	$1,656
Restructuring charge	190	—	—	190
Payments	(105)	(971)	(146)	(1,222)
Foreign currency fluctuation	—	38	4	42
Balance at June 30, 2018	$85	$595	$(14)	$666

14. RESTRUCTURING (CONTINUED)
Manufacturing Transition
As announced on April 3, 2018, Digi will transfer the manufacturing functions of its Eden Prairie, Minnesota operations facility to existing contract manufacture suppliers. As a result, approximately 53 positions in total have or will be eliminated, resulting in restructuring charges amounting to approximately $0.5 million related to employee costs during the third and fourth quarters of fiscal 2018. The payments associated with these charges are expected to be completed by December 31, 2018. This manufacturing transition is expected to result in total annualized savings of approximately $3.0 million to $5.0 million.
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
15. COMMON STOCK REPURCHASE
On April 24, 2018 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization began on May 23, 2018 and expires on November 23, 2018. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations. There were no shares repurchased under this program.
On May 2, 2017, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2018. Shares repurchased under the program could be made through open market and privately negotiated transactions from time to time and in amounts that management deemed appropriate. The amount and timing of share repurchases depended upon market conditions and other corporate considerations. During the third quarter of fiscal 2017, we began to repurchase our common stock on the open market. During the third quarter of fiscal 2017, we repurchased 28,691 shares for $0.3 million. No further repurchases of common stock were made under this program.
16. SUBSEQUENT EVENTS
On September 7, 2017, we signed a purchase agreement for the sale of our corporate headquarters in Minnetonka, Minnesota to Minnetonka Leased Housing Associates II, LLLP for $10.0 million. The agreement had several contingencies, one of which was dependent upon government and financing approvals. Subsequent to the end of the third fiscal quarter of 2018, the final contingency was satisfied on July 23, 2018 at which time we moved the net book value of the land, building and related leasehold improvements as held-for-sale. The sale of our corporate building is part of our ongoing plan to relocate our corporate headquarters in the Minneapolis area. We expect to close on this transaction by October 2018.

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
Presentation of Non-GAAP Financial Measures
This report includes Adjusted EBITDA, which is a non-GAAP measure. We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures, such as net (loss) income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP measures are not prepared in accordance with, or as an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP measures used by other companies or presented by us in prior reports. In addition, non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired. Adjusted EBITDA is used as an internal metric for executive compensation, as well as incentive compensation for the broader employee base, and it is monitored quarterly for these purposes.

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
Our IoT Products & Services segment consists primarily of distinct communications products and related services.  Among other things, these products and services help our customers create next generation connected products to deploy and manage critical communications infrastructures with high levels of security and reliability.  On the IoT Products side, we provide both embedded and end user devices that are used by customers to support their connected device strategies. On the IoT Services side, we provide embedded design, technical support, professional services and a software device management platform to support their IoT deployments. The products and services of this segment are used by a wide range of businesses and institutions.
All of the revenue we report in our consolidated financial statements as product revenue is derived from products included in this segment. Products from our recent acquisition of Accelerated are included in this segment (see Note 2 to the Condensed Consolidated Financial Statements.) These products include our cellular routers and gateways, radio frequency (“RF”), embedded and network products. Our cellular product category includes our cellular routers and all gateways. Our RF product category includes our XBee® modules as well as other RF Solutions.  Our Embedded product category includes Digi Connect® and Rabbit® embedded systems on module and single board computers.  Our network product category, which has the highest concentration of mature products, includes console and serial servers and USB connected products. Revenues we report as services and solutions revenue in our consolidated financial statements from this segment include Digi Wireless Design Services, Digi Remote Manager® and support services we provide for our products.
Our IoT Solutions segment offers wireless temperature and other environmental condition monitoring services as well as employee task management services. These offerings are marketed as SmartSense by Digi™ and are provided to food service, transportation, education, healthcare/pharma, and industrial organizations. We have formed, expanded and enhanced the IoT Solutions segment through a series of acquisitions including the October 2015 acquisition of Bluenica Corporation (“Bluenica”), the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”), the January 2017 acquisition of SMART Temps, LLC (“SMART Temps”) and the October 2017 acquisition of TempAlert LLC (“TempAlert”). All revenues from this segment are reported in our consolidated financial statements as services and solutions revenue as customers subscribe for ongoing monitoring services that are enabled by the deployment of hardware and related software.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In April 2018, we announced that Digi Smart Solutions was transformed to create SmartSense by Digi™. As part of this transformation, the financial data for our four acquisitions are now blended together as we view these acquisitions as one SmartSense by Digi™ business.
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
On April 3, 2018, we announced that we will transfer the manufacturing functions of our Eden Prairie, Minnesota operations facility to existing contract manufacture suppliers. As a result, approximately 53 positions have or will be eliminated. This will result in restructuring charges of approximately $0.5 million related to employee costs during the third and fourth quarters of fiscal 2018. The payments associated with these charges are expected to be completed by December 31, 2018. This manufacturing transition is expected to result in total annualized savings of approximately $3.0 million to $5.0 million.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2018 that we feel are most important in these evaluations:
Total Revenue was $62.7 Million. Our revenue was $62.7 million for the third quarter of fiscal 2018 compared to $45.7 million in the third quarter of fiscal 2017, an increase of $17.0 million, or 37.1%.
Product revenue increased by $11.0 million, or 27.1%. This included $8.0 million of incremental revenue related to the January 2018 acquisition of Accelerated. In addition, we experienced increased sales of RF products and terminal servers. This revenue growth was partially offset by a decrease in certain network and embedded products which are in the mature phase of their product life cycle.
Services and solutions revenue increased by $5.9 million, or 117.1%, in the third quarter of fiscal 2018 compared to the same period a year ago. This primarily was driven by the growth of our SmartSense by Digi™ business of $5.4 million, which includes incremental revenue from the October 2017 acquisition of TempAlert. We are now servicing nearly 48,000 sites as of June 30, 2018, which is an increase from nearly 42,000 sites as of March 31, 2018.
Gross Margin was 46.8%. Our gross margin decreased as a percentage of revenue to 46.8% in the third quarter of fiscal 2018 as compared to 49.2% in the third quarter of fiscal 2017. Gross margin was negatively impacted by the manufacturing transition, product and customer mix in both segments and increased amortization expense, primarily related to our acquisitions.
Net income for the third fiscal quarter of 2018 was $2.6 million, or $0.09 per diluted share. Net income for the third fiscal quarter of 2017 was $1.3 million, or $0.05 per diluted share.
Adjusted EBITDA for the third fiscal quarter of 2018 was $7.3 Million, or 11.7% of total revenue. In the third fiscal quarter of fiscal 2017, Adjusted EBITDA was $5.6 million, or 12.3% of total revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Below is a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,
	2018		2017
($ in thousands)		% of total revenue		% of total revenue
Total revenue	$62,716	100.0%	$45,739	100.0%

Net income	$2,621		$1,335
Interest income, net	(92)		(153)
Income tax provision	43		(694)
Depreciation and amortization	3,313		1,639
Stock-based compensation	1,220		1,174
Restructuring charges, net	190		2,515
Acquisition expense	13		(192)
Adjusted EBITDA	$7,308	11.7%	$5,624	12.3%
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2018		2017		(decr.)	2018		2017		(decr.)
Revenue:
Product	$51,691	82.4%	$40,660	88.9%	27.1	$137,733	84.7%	$125,599	92.0%	9.7
Services and solutions	11,025	17.6	5,079	11.1	117.1	24,971	15.3	10,930	8.0	128.5
Total revenue	62,716	100.0	45,739	100.0	37.1	162,704	100.0	136,529	100.0	19.2
Cost of sales:
Cost of product	26,639	42.4	20,195	44.1	31.9	68,929	42.4	63,930	46.8	7.8
Cost of services and solutions	6,007	9.6	2,550	5.6	135.6	13,737	8.4	5,727	4.2	139.9
Amortization of intangibles	741	1.2	509	1.1	45.6	2,118	1.3	1,032	0.8	105.2
Total cost of sales	33,387	53.2	23,254	50.8	43.6	84,784	52.1	70,689	51.8	19.9
Gross profit	29,329	46.8	22,485	49.2	30.4	77,920	47.9	65,840	48.2	18.3
Operating expenses	27,292	43.6	21,776	47.6	25.3	77,503	47.6	61,197	44.8	26.6
Operating income	2,037	3.2	709	1.6	187.3	417	0.3	4,643	3.4	(91.0)
Other income (expense), net	627	1.0	(68)	(0.2)	(1,022.1)	294	0.2	599	0.4	(50.9)
Income before income taxes	2,664	4.2	641	1.4	315.6	711	0.5	5,242	3.8	(86.4)
Income tax provision (benefit)	43	—	(694)	(1.5)	(106.2)	3,016	1.9	219	0.1	1,277.2
Net income (loss)	$2,621	4.2%	$1,335	2.9%	96.3	$(2,305)	(1.4)%	$5,023	3.7%	(145.9)
REVENUE
Product
Product revenue increased by $11.0 million, or 27.1%, in the third fiscal quarter of 2018 compared to the third fiscal quarter of 2017. This included $8.0 million of incremental revenue related to the January 2018 acquisition of Accelerated. In addition, we experienced increased sales of RF products particularly in North America and to distributors in Asia. There was also an increase in sales of terminal servers to certain customers primarily in the North America region. This revenue growth was partially offset by a decrease in certain network and embedded products which are in the mature phase of their product life cycle.
Product revenue increased by $12.1 million, or 9.7%, in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. This increase included $14.2 million of incremental revenue related to the January 2018 acquisition of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accelerated. We also experienced larger sales of terminal servers to certain customers primarily in the North America region and larger sales of RF products to certain customers in the North America, EMEA and to distributors in Asia. These were offset by decreases in industrial cellular and USB connected products, as we had large sales to significant customers in the prior fiscal year. We also had a decrease in certain embedded products which are in the mature portion of their product life cycle.
In general, we expect our network products, all of which are mature, to decline over time. Our product revenue is subject to large customer projects and deployments that can fluctuate from period to period.
Services and Solutions
Services and solutions revenue increased by $5.9 million, or 117.1%, in the third quarter of fiscal 2018 compared to the same period a year ago. This primarily was driven by the growth of our SmartSense by Digi™ business of $5.4 million, which includes incremental revenue from the October 2017 acquisition of TempAlert. We are now servicing nearly 48,000 sites as of June 30, 2018, which is an increase from nearly 42,000 sites as of March 31, 2018. In addition, our Digi Wireless Design Services revenue increased $0.5 million in the third quarter of fiscal 2018 compared to the same period a year ago.
Services and solutions revenue increased by $14.0 million, or 128.5%, in the first nine months of fiscal 2018 compared to the same period a year ago. This was driven primarily by the growth of our SmartSense by Digi™ business of $12.7 million, which includes incremental revenue from the October 2017 acquisition of TempAlert. In addition, our Digi Wireless Design Services and our Digi Remote Manager® increased $1.5 million in the nine months ended June 30, 2018 compared to the same period a year ago.
We expect our Solutions revenue to increase over time, however, this revenue may be subject to fluctuations from period to period as large-scale deployments to specific customers may take place in compressed time frames and may not occur in every quarter.
Foreign Currency Impacts
Included in revenue performance for the year was a foreign currency translation increase of $0.1 million and $0.7 million for three and nine months ended June 30, 2018, respectively, when compared to the same periods in the prior fiscal year. This primarily was caused by the strengthening of the Euro for the three month and nine month periods against the U.S. dollar.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended June 30,		$ incr.	% incr.	Nine months ended June 30,		$ incr.	% incr.
($ in thousands)	2018	2017	(decr.)	(decr.)	2018	2017	(decr.)	(decr.)
North America, primarily United States	$45,184	$30,305	14,879	49.1	$114,175	$89,678	24,497	27.3
Europe, Middle East & Africa	10,216	9,703	513	5.3	29,876	29,059	817	2.8
Asia	5,808	4,508	1,300	28.8	15,114	14,446	668	4.6
Latin America	1,508	1,223	285	23.3	3,539	3,346	193	5.8
Total revenue	$62,716	$45,739	16,977	37.1	$162,704	$136,529	26,175	19.2
Revenue in North America increased by $14.9 million and $24.5 million, or 49.1% and 27.3%, for the three and nine months ended June 30, 2018, respectively, compared to the same periods a year ago. Revenue for the three and nine months ended June 30, 2018 compared to the same periods a year ago included incremental revenue of $8.0 million and $14.2 million, respectively, from the January 2018 acquisition of Accelerated. In addition, for the three and nine months ended June 30, 2018 compared to the same periods a year ago, our SmartSense by Digi™ revenue increased $5.4 million and $12.7 million, respectively, which includes incremental revenue from the October 2017 acquisition of TempAlert. We also had increased sales of terminal servers and RF products in both comparable periods. We expect North America revenue to increase as a percentage of total revenue as our SmartSense by Digi™ and Accelerated products and services are primarily sold in North America.
Revenue in EMEA increased by $0.5 million and $0.8 million, or 5.3% and 2.8%, for the three and nine months ended June 30, 2018, respectively, compared to the same periods a year ago. During the three months ended June 30, 2018 compared the same period a year ago, we had an increase in sales of cellular products and embedded modules. During the nine months ended June 30, 2018 compared to the same period a year ago, we had an increase in sales of RF products and embedded modules. Revenue

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

was favorably impacted by $0.1 million and $0.7 million for the three and nine months ended June 30, 2018 compared to the same period a year ago, primarily due to the Euro strengthening against the U.S. Dollar (see Foreign Currency Risk in Part I, Item 3, of this Form 10-Q).
Revenue in Asia increased by $1.3 million and $0.7 million, or 28.8% and 4.6%, for the three and nine months ended June 30, 2018, respectively, compared to the same periods a year ago. We experienced larger sales of RF products to certain distributors in Asia region for both comparable periods. We also experienced increased sales to certain customers of embedded modules in the nine month period ended June 30, 2018 compared to the same period a year ago.
Revenue in Latin America increased by $0.3 million and $0.2 million, or 23.3% and 5.8%, for the three and nine months ended June 30, 2018, respectively, compared to the same periods a year ago.
No significant changes were made to our pricing strategy that impacted revenue during the nine months ended June 30, 2018 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products, services and solutions.
GROSS PROFIT
Gross profit for the three months ended June 30, 2018 and 2017 was $29.3 million and $22.5 million, respectively, an increase of $6.8 million, or 30.4%. Gross profit for the nine months ended June 30, 2018 and 2017 was $77.9 million and $65.8 million, respectively, an increase of $12.1 million, or 18.3%.
Product gross profit for the three months ended June 30, 2018 and 2017 was $25.1 million, or 48.5%, and $20.5 million, or 50.3%, respectively, an increase of $4.6 million, or 22.4%. Product gross profit for the nine months ended June 30, 2018 and 2017 was $68.8 million, or 50.0%, and $61.7 million, or 49.1%, respectively, an increase of $7.1 million, or 11.6%. The increase in gross profit for both comparable periods was due primarily to the January 2018 acquisition of Accelerated. Gross margin declined due to the manufacturing transition and product and customer mix for the three months ended June 30, 2018 compared to the same period a year ago.
Services and solutions gross profit, across both segments, was $5.0 million, or 45.5%, and $2.5 million, or 49.8%, for the three months ended June 30, 2018 and 2017, respectively. Services and solutions gross profit, across both segments, was $11.2 million, or 45.0% and $5.2 million, or 47.6% for the nine months ended June 30, 2018 and 2017, respectively. The increase in gross profit for both comparable periods was primarily driven by our IoT Solutions segment. Services and solutions gross profit may vary from quarter to quarter, as our wireless product design and development service margins are highly dependent on the utilization rates of our personnel. Gross margin decreased for both the three and nine months ended June 30, 2018 as compared to the same periods a year ago due to the mix of customers in our IoT Solutions segment. As recurring revenue increases and becomes a greater percentage of total revenue, we expect gross margins to increase over time.
Gross profit was negatively impacted by amortization of $0.7 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively and by $2.1 million and $1.0 million for the nine months ended June 30, 2018 and 2017, respectively. This increase in amortization expense is related primarily to our IoT Solutions segment and the recent acquisition of Accelerated.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2018		2017		(decr.)	2018		2017		(decr.)
Sales and marketing	$11,595	18.5%	$8,504	18.6%	$3,091	$32,530	20.0%	$25,557	18.7%	$6,973
Research and development	8,205	13.1%	7,420	16.2%	785	24,573	15.1%	21,304	15.6%	3,269
General and administrative	7,302	11.7%	3,337	7.3%	3,965	20,210	12.4%	11,821	8.7%	8,389
Restructuring charges, net	190	0.3%	2,515	5.5%	(2,325)	190	0.1%	2,515	1.8%	(2,325)
Total operating expenses	$27,292	43.6%	$21,776	47.6%	$5,516	$77,503	47.6%	$61,197	44.8%	$16,306
Sales and marketing expenses increased $3.1 million and $7.0 million for the three and nine months ended June 30, 2018, respectively, compared to the same periods a year ago, which included incremental expenses for Accelerated of $1.2 million

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and $1.9 million, respectively. The remainder of the increases related primarily to an increase in employee-related expenses of $1.7 million and $4.6 million in other parts of our business for the three and nine months ended June 30, 2018, respectively, compared to the same periods a year ago. This includes incremental expenses related to the acquisition of TempAlert.
Research and development expenses increased $0.8 million and $3.3 million for the three and nine months ended June 30, 2018, respectively, compared to the same period a year ago. For the three months ended June 30, 2018 compared to the same period a year ago, we incurred incremental expenses related to the recent acquisition of Accelerated of $0.8 million. In addition we had increased compensation-related expenses of $0.4 million, partially offset by decreased outside services of $0.3 million in other parts of our business. For the nine months ended June 30, 2018 compared to the same period a year ago, we incurred expenses related to the recent acquisition of Accelerated of $1.3 million. In other parts of our business we had increased compensation-related expenses of $1.5 million and an increase in outside services of $0.2 million. Compensation-related expenses increased due to additional headcount and increased incentive compensation due to improved company performance in fiscal 2018. The three and nine month periods ended June 30, 2018 includes incremental expenses related to the acquisition of TempAlert.
General and administrative expenses increased $4.0 million and $8.4 million for the three and nine months ended June 30, 2018, respectively, compared to the same periods a year ago. This included incremental expenses for Accelerated of $1.1 and $2.0 million, respectively. In other parts of our business, we had an increase in compensation-related expenses of $0.5 million and $1.5 million for the three and nine months ended June 30, 2018, respectively, primarily related to increased incentive compensation, which includes incremental expenses related to the acquisition of TempAlert. In addition, for the three and nine months ended June 30, 2018 compared to the same period ago, amortization increased by $0.7 million and $2.5 million, respectively, due mostly to the recent acquisitions in our IoT Solutions segment and we also had an increase of $1.4 million and $1.7 million, respectively, related to additional acquisition earn-out expenses.
OTHER INCOME (EXPENSE), NET
We recorded an increase in other income (expense), net of $0.7 million for the three months ended June 30, 2018 compared to the same period a year ago related to additional foreign currency gains recognized in the current fiscal year compared to the prior fiscal year, primarily related to the weakening of the Euro in the current fiscal year. For the nine months ended June 30, 2018 compared to the same period in the prior fiscal year, we recorded a decrease in other income (expense), net of $0.3 million, primarily related to the strengthening of the Japanese Yen against the U.S. dollar, as non-functional currencies were remeasured at the current rate, partially offset by the weakening of the Euro.
INCOME TAXES
Income tax provision was $3.0 million for the nine months ended June 30, 2018. Net tax expense discretely related to the nine months ended June 30, 2018 was $3.0 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and the adoption of ASU 2016-09 related to the accounting for the tax effects of stock compensation.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to our fiscal year end, our statutory rate for fiscal 2018 will be a blend of the new and old tax rates. At June 30, 2018 we had not fully completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax expense amount of $2.7 million which is included as a component of income tax expense.
We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which requires estimates of our changes in deferred tax assets and liabilities before and after the new statutory rate was enacted. As a result, we are still analyzing certain aspects of the legislation and refining our calculations such as, refining current year estimates and filings of tax returns, of which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of June 30, 2018, the provisional amount recorded related to the re-measurement of this deferred tax balance was $2.7 million.
In addition, we considered the potential tax expense impacts of the one-time transition tax. The transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $0.1 million for the nine months ended June 30, 2018. We have not yet completed the calculation of the post-1986 E&P for these foreign subsidiaries and, further, this transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, evaluate the testing periods for cash and E&P measurement and finalize substantiation of material foreign taxes paid or accrued. Furthermore, it is expected that further guidance will be forthcoming from U.S. Treasury which may or may not impact the final transition tax required. We continue to review the outside basis differential of our foreign investments. At this point, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practical at this time, but it is expected that with inclusion of the transition tax, the potential outstanding basis difference as of June 30, 2018 is expected to be a deductible temporary difference for which no deferred tax asset would be allowed.
We adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” on October 1, 2017. As a result of the adoption, we recorded $0.7 million of excess tax expense related to our share-based payments in our provision for income taxes for the nine months ended June 30, 2018. Historically, this was record in additional paid-in capital. The excess tax expense related to share-based payments are recognized as tax expense discretely related to the nine months ended June 30, 2018.
For the nine months ended June 30, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and also due to certain income tax credits generated in the U.S.
Income tax provision was $0.2 million for the nine months ended June 30, 2017. Net tax benefits discretely related to the nine months ended June 30, 2017 were $0.8 million resulting primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. For the nine months ended June 30, 2017, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which have lower statutory tax rates than the U.S., and certain tax credits in the U.S.
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
SEGMENT RESULTS OF OPERATIONS
IoT PRODUCTS & SERVICES

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2018		2017		(decr.)	2018		2017		(decr.)
Revenue:
Product	$51,691	95.0%	$40,660	94.9%	27.1	$137,733	94.9%	$125,599	95.4%	9.7
Services	2,715	5.0	2,184	5.1	24.3	7,378	5.1	6,054	4.6	21.9
Total revenue	54,406	100.0	42,844	100.0	27.0	145,111	100.0	131,653	100.0	10.2
Cost of sales:
Cost of product	26,639	49.0	20,195	47.1	31.9	68,929	47.5	63,930	48.6	7.8
Cost of services	1,655	3.0	1,351	3.2	22.5	4,404	3.0	3,739	2.8	17.8
Amortization of intangibles	219	0.4	91	0.2	140.7	549	0.4	283	0.2	94.0
Total cost of sales	28,513	52.4	21,637	50.5	31.8	73,882	50.9	67,952	51.6	8.7
Gross profit	25,893	47.6	21,207	49.5	22.1	71,229	49.1	63,701	48.4	11.8
Total operating expenses	21,349	39.2	19,366	45.2	10.2	60,732	41.9	56,063	42.6	8.3
Operating income	$4,544	8.4%	$1,841	4.3%	146.8	$10,497	7.2%	$7,638	5.8%	37.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue
Revenue from our IoT Products & Services segment increased $11.6 million and $13.5 million, or 27.0% and 10.2%, for the three and nine months ended June 30, 2018, respectively, compared to the same periods in the prior fiscal year.
Product revenue increased by $11.0 million, or 27.1%, in the third fiscal quarter of 2018 compared to the third fiscal quarter of 2017. This included $8.0 million of incremental revenue related to the January 2018 acquisition of Accelerated. In addition, we experienced increased sales of RF products particularly in North America and to distributors in Asia. There was also an increase in sales of terminal servers to certain customers primarily in the North America region. This revenue growth was partially offset by a decrease in certain network and embedded products which are in the mature phase of their product life cycle. Services revenue from this segment of increased $0.5 million for the three months ended June 30, 2018 compared to the same period a year ago, primarily related to Digi Wireless Design Services.
Product revenue increased by $12.1 million, or 9.7%, in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. This increase included $14.2 million of incremental revenue related to the January 2018 acquisition of Accelerated. We also experienced increased sales of terminal servers to certain customers primarily in the North America region and increased sales of RF products to certain customers in the North America, EMEA and to distributors in Asia. These were offset by decreases in industrial cellular and USB connected products, as we had a large sales to a significant customers in the prior fiscal year. We also had a decrease in certain embedded products which are in the mature portion of their product life cycle. Services revenue from this segment of increased $1.3 million for the nine months ended June 30, 2018 compared to the same period a year ago, primarily related to Digi Remote Manager® and Wireless Design Services.
Revenue for this segment was also favorably impacted by $0.1 million and $0.7 million for the three and nine months ended June 30, 2018, respectively, primarily due to the strengthening of the British Pound compared to the U.S. Dollar.
In general, we expect our network products, all of which are mature, to decline over time. Our product revenue is subject to large customer projects and deployments that can fluctuate from period to period.
Operating Income
Operating income increased $2.7 million and $2.9 million, or 146.8% and 37.4%, for the three and nine months ended June 30, 2018 compared to the same periods in the prior fiscal year
The increase for the three months ended June 30, 2018 compared to the prior fiscal year was due to an increase in our gross profit of $4.7 million, or 22.1%, offset by an increase in operating expenses of $2.0 million, or 10.2%. Included in operating income for the three months ended June 30, 2018 is gross profit of $3.4 million and operating expenses of $3.0 million related to Accelerated. Also included in operating income is a reduction in restructuring expenses of $2.3 million, which is partially offset by an increase of $1.4 million in acquisition earn-out adjustments for fair value of contingent considerations.
For the nine months ended June 30, 2018 compared to the same period in the prior fiscal year, the increase in operating income was due to an increase in gross profit of $7.5 million, or 11.8%, offset by an increase in operating expenses of $4.6 million, or 8.3%. Included in operating income for the nine months ended June 30, 2018 is gross profit of $7.0 million and operating expenses of $5.2 million related to Accelerated. Also included in operating income is a reduction in restructuring expenses of $2.3 million, which is partially offset by an increase of $1.7 million in acquisition earn-out adjustments for fair value of contingent consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IoT SOLUTIONS

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2018		2017		(decr.)	2018		2017		(decr.)
Solutions revenue	$8,310	100.0%	$2,895	100.0%	187.0	$17,593	100.0%	$4,876	100.0%	260.8
Cost of sales:
Cost of services	4,352	52.4	1,199	41.5	263.0	9,333	53.1	1,988	40.8	369.5
Amortization of intangibles	522	6.3	418	14.4	24.9	1,569	8.9	749	15.3	109.5
Total cost of sales	4,874	58.7	1,617	55.9	201.4	10,902	62.0	2,737	56.1	298.3
Gross profit	3,436	41.3	1,278	44.1	(168.9)	6,691	38.0	2,139	43.9	(212.8)
Total operating expenses	5,943	71.5	2,410	83.2	146.6	16,771	95.3	5,134	105.3	226.7
Operating loss	$(2,507)	(30.2)%	$(1,132)	(39.1)%	121.5	$(10,080)	(57.3)%	$(2,995)	(61.4)%	236.6
Revenue
Revenue from our IoT Solutions segment increased $5.4 million, or 187.0%, for the three months ended June 30, 2018 compared to the same period a year ago. This was driven by the growth of our SmartSense by Digi™ business, which includes incremental revenue from the October 2017 acquisition of TempAlert. We are now servicing nearly 48,000 sites as of June 30, 2018, which is an increase from nearly 42,000 sites as of March 31, 2018.
Revenue from our IoT Solutions segment increased $12.7 million, or 260.8%, for the nine months ended June 30, 2018 compared to the same period a year ago. This was driven by the growth of our SmartSense by Digi™ business, which includes incremental revenue from TempAlert, which was acquired in October 2017.
We expect our Solutions revenue to increase over time, however, this revenue may be subject to fluctuations from period to period as large-scale deployments to specific customers may take place in compressed time frames and may not occur in every quarter.
Operating Loss
Operating loss increased $1.4 million for the three months ended June 30, 2018 as compared to the same period in the prior fiscal year. This increase in operating loss was primarily due to an increase in operating expenses of $3.5 million, which includes incremental expenses from our recent acquisition of TempAlert. This was partially offset by an increase in our gross profit of $2.1 million. We expect our Solutions gross margin to increase in future periods as recurring revenue from this segment increases.
Operating loss increased $7.1 million for the nine months ended June 30, 2018 compared to the same period in the prior fiscal year. This increase in operating loss was primarily due to an increase in operating expenses of $11.6 million, which includes incremental expenses from our recent acquisition of TempAlert. This was partially offset by an increase in our gross profit of $4.5 million.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. At June 30, 2018, cash, cash equivalents and short-term marketable securities were $52.5 million compared to $110.2 million at September 30, 2017. At June 30, 2018, our cash, cash equivalents and marketable securities, including long-term marketable securities, were $54.7 million. Our working capital (total current assets less total current liabilities) was $115.5 million at June 30, 2018. At September 30, 2017, our working capital was $156.4 million. The decrease in cash and working capital is directly related to the purchase price and other costs associated with the TempAlert and Accelerated acquisitions in fiscal 2018 (see Note 2 to the Condensed Consolidated Financial Statements).
We presently anticipate total fiscal 2018 capital expenditures will be approximately $2.2 million, and we have spent $1.0 million as of June 30, 2018.
Net cash used in operating activities was $8.9 million and $0.5 million for the nine months ended June 30, 2018 and 2017, respectively, a net decrease in cash of $8.4 million. This decrease was a result of a net loss of $2.3 million in the first nine months of fiscal 2018 compared to net income of $5.0 million in the first nine months of fiscal 2017, resulting in a net decrease

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of $7.3 million. We also had a decrease in restructuring charges of $2.3 million and changes in working capital of $9.4 million. This was partially offset by an increase in depreciation and amortization of $5.0 million due to additional amortization from recent acquisitions, an increase deferred income tax provision of $3.2 million related to the Tax Cuts and Jobs Act of 2017 (see Note 10 to the Condensed Consolidated Financial Statements), and increase in our earn-out provision of $1.7 million and increases in cash related to other non-cash items of $0.8 million.
The changes in working capital that resulted in a decrease in cash of $9.4 million were driven by a decrease of $14.5 million related to accounts receivable due to increased sales and large customer sales with longer terms. We also had a decrease of $2.3 million related to inventory due to the manufacturing transition and strategic purchases of finished goods. In addition, we had a $0.5 decrease related to prepaids and other assets and taxes payable. This was partially offset by a $7.0 million increase related to accrued liabilities and $0.9 million related to accounts payable.
Net cash used in investing activities was $25.8 million during the nine months ended June 30, 2018 and net cash provided by investing activities was $14.0 million during the nine months ended June 30, 2017. This resulted in a net decrease of $39.8 million. The decrease in cash flows from investing activities in the first nine months of fiscal 2018 compared to the same period in the prior fiscal year is primarily related to $26.5 million of additional cash expenditures for acquisitions, as we spent $16.5 million (net of cash acquired of $0.3 million) for the Accelerated acquisition and $40.1 million (net of cash acquired $0.6 million) for the TempAlert acquisition in fiscal 2018. This was offset by the SMART Temp acquisition of $28.3 million (net of cash acquired of $0.5 million) and the FreshTemp acquisition $1.7 million in the same period a year ago. We also had fewer proceeds of $1.0 million from the sale of Etherios and fewer proceeds from marketable securities of $12.9 million. This was partially offset as we spent $0.6 million less on purchases of property, equipment and improvements.
Net cash provided by financing activities was $4.0 million and $2.8 million during the nine months ended June 30, 2018 and 2017, respectively, a net increase of $1.2 million. We spent $0.5 million related to the first earn-out payment to the former shareholders of Bluenica in the first nine months of fiscal 2017 compared to no such payment in the first nine months of fiscal 2018. In addition, we had additional proceeds from employee stock plans of $0.5 million and fewer expenditures of common stock of $0.2 million.
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
For the nine months ended June 30, 2018 and 2017, we had approximately $48.5 million and $46.9 million, respectively, of revenue from foreign customers including export sales. Of these sales, $7.8 million and $13.9 million, respectively, were denominated in foreign currency, predominantly Euros, British Pounds and Canadian Dollar. In future periods, we expect a significant portion of sales will continue to be made in both Euros, British Pounds and Canadian Dollar.
Total revenue was favorably impacted by foreign currency translation of $0.1 million and $0.7 million for three and nine months ended June 30, 2018, respectively, as compared to the same periods in the prior fiscal year. This primarily was caused by the strengthening of the Euro against the U.S. dollar.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2018	2017	(decrease)
Euro	1.1997	1.0815	10.9%
British Pound	1.3601	1.2537	8.5%
Japanese Yen	0.0094	0.0090	4.4%
Canadian Dollar	0.7835	0.7494	4.6%
A 10% change from the first nine months of fiscal 2018 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 0.5% increase or decrease in revenue and a 2.0% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management and customer contacts to facilitate payment.
Investments are made in accordance with our investment policy and may consist of money market funds, certificates of deposit, commercial paper, corporate bonds and government municipal bonds. The fair value of our investments contains an element of credit exposure, which could change based on changes in market conditions. If market conditions deteriorate or if the issuers of these securities experience credit rating downgrades, we may incur impairment charges for securities in our investment portfolio. All of our securities are held domestically.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On January 22, 2018, we completed the acquisition of Accelerated. As permitted for recently acquired businesses, management has excluded the acquired Accelerated business from its assessment of internal control over financial reporting. The excluded Accelerated business represents total assets of 8.3% of our consolidated total assets as of June 30, 2018. We are required to include them in our assessment beginning in the first quarter of fiscal 2019.
On October 20, 2017, we completed the acquisition of the TempAlert business. As permitted for recently acquired businesses, management has excluded the acquired TempAlert business from its assessment of internal control over financial reporting for the first half of fiscal 2018. The excluded TempAlert business represented total assets of 12.8% of our consolidated total assets as of March 31, 2018. As of April 1, 2018, TempAlert is now consolidated with our U.S. Solutions business and will be included in our assessment of internal control over financial reporting for the second half of fiscal 2018.
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS
Except at noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2017 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2018 our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization began on May 23, 2018 and expires on November 23, 2018. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations. There were no shares repurchased under this program.
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
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2018 - April 30, 2018	4,077	$11.30	—	$19,725,797.42
May 1, 2018 - May 31, 2018	230	$11.65	—	$20,000,000.00
June 1, 2018 - June 30, 2018	—	$—	—	$20,000,000.00
Total	4,307	$11.32	—	$20,000,000.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

4	(a)	Share Rights Agreement, dated as of April 22, 2008, between the Company and Wells Fargo Bank, N.A., as Rights Agent (3)	Incorporated by Reference

4	(b)	Form of Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Junior Participating Preferred Shares (4)	Incorporated by Reference

10	(a)	Offer Letter with Gokul V. Hemmady dated June 11, 2018 (5)*	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically
______________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed on August 28, 2017 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 4(a) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 4(b) to the Company’s registration statement on Form 8-A filed on April 25, 2008 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2018 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	August 1, 2018	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)