Form 10-K
period 2018-09-30
DIGI INTERNATIONAL INC
filed 2018-11-21
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $274,986,004 based on a closing price of $10.30 per common share as reported on the Nasdaq Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 15, 2018: 27,468,302
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

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
We are a leading global provider of business and mission-critical and Internet of Things ("IoT") connectivity products, services and solutions. We help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. We have two reportable operating segments under applicable accounting standards: (i) IoT Products & Services (formerly "M2M") segment; and (ii) IoT Solutions (formerly "Solutions") segment.
Our IoT Products & Services segment consists primarily of distinct communications products and communication product development services. Among other things, these products and services help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. This segment creates secure, easy-to-implement embedded solutions and services to help customers build IoT connectivity. It also deploys ready-to-use, complete box solutions to connect remote equipment, including products from our January 2018 acquisition of Accelerated Concepts, Inc. ("Accelerated"). The IoT Products & Services segment also offers dedicated professional services for the design of specialized wireless communications products for customers. Finally, this segment offers managed cloud services that enable customers to capture and manage data from devices they connect to networks. Our IoT products and services are used by a wide range of businesses and institutions.
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on three primary vertical markets: healthcare (including retail pharmacies), food service and transportation/logistics. The solutions are marketed as SmartSense by Digi™, formerly Digi Smart Solutions. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions. These include: the October 2015 acquisition of Bluenica Corporation ("Bluenica"), the November 2016 acquisition of FreshTemp®, LLC ("FreshTemp®"), the January 2017 acquisition of SMART Temps®, LLC ("SMART Temps®") and the October 2017 acquisition of TempAlert, LLC ("TempAlert").
For more in-depth descriptions of our primary products and services, please refer to the heading "Principal Products and Services" at the end of Part I, Item 1 of this Form 10-K.
In October 2015, we sold our Etherios, Inc. customer relationship management ("CRM") consulting services business ("Etherios"), which focused on integration and configuration of enterprise resource management ("ERM") systems, including CRM systems. This part of our business principally provided integration and configuration of salesforce.com products. As a result of the sale of Etherios, we have accounted for it as a discontinued operation. Accordingly, amounts in the Consolidated Statement of Operations, the Consolidated Balance Sheets and notes thereto, for all periods affected, have been reclassified to reflect discontinued operations accounting for that business. For more information on this divestiture, see Note 3 to the Consolidated Financial Statements.
Our corporate website address is www.digi.com. In the "Company - Investor Relations" section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and any amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission ("SEC"). Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Form 10-K, 10-Q or 8-K) in print by any stockholder who requests them from our investor relations personnel. The Investor Relations email address is ir@digi.com and its mailing address is: Investor Relations Administrator, Digi International Inc., 11001 Bren Road East, Minnetonka, Minnesota 55343. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.
Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.

Industry and Marketplace Conditions
Current Market Conditions and Status of Our Business
We believe the marketplace for IoT products and services is in the midst of a long-term expansion.
The performance of our IoT Products & Services segment, which is the significant majority of our sales, experienced growth primarily related to our acquisition of Accelerated in the second quarter of fiscal 2018, new product introductions and large customer deployments. Our IoT Products & Services segment sells both wired and wireless products that are either embedded into the products of original equipment manufacturers ("OEMs") or as stand-alone products that allow our customers to connect a wide range of assets to networks. The growth of this segment was not universal across all products. For instance, the segment has a number of products that have been sold for many years, are in the mature phase of their life cycle and have been experiencing declining sales for several years. While we generally expect the trend of marketplace growth to continue, it is susceptible to downturns either because of general economic conditions, the continued development of technology that can make products less competitive or even obsolete and uncertainty or changes in regulatory environments. Relative to our own IoT Products & Services segment business, sales of many of our products are subject to large project-based customer deployments. As such, if we are unable to identify and commence new deployments with equal or greater significance than completed projects, our growth from period to period may be inconsistent and our IoT Products & Services segment may contract in any given period.
Our IoT Solutions segment continued to experience significant growth as we completed the acquisition of TempAlert in our first fiscal quarter. We continue to see steadily growing demand for our IoT Solutions offerings and expect this trend to continue.
Strategy
We continue to take significant steps intended to transform Digi into a company that can deliver consistent long-term growth with higher levels of profitability. This transformation began when we appointed Ronald E. Konezny as our Chief Executive Officer in December 2014 and today is centered on managing each of our operating segments towards different primary objectives.
IoT Products & Services Segment
Our IoT Products & Services segment, which represents the significant majority of our revenues is being managed with an expectation for modest revenue and profitability growth. For many years, a significant part of this business has been been based in legacy networking products that are in the mature phase of their product life cycles and have experienced declining sales. Recently we have made investments in some of these products that we believe can mitigate the overall rate of decline for this set of products. Other products in this segment are expected to grow based upon an increase in the number of entities wanting to connect remote assets in order to improve operational efficiencies, however, a significant part of this business remains based in legacy networking products. In an effort to enhance our ability to take advantage of this market trend, we recently have focused more attention on pairing our hardware offerings with our Digi Remote Manager® into bundled offerings that allow customers to remotely monitor and manage the performance of our hardware. In this segment, large sales of many of our products are project-based. As a result, this segment may experience inconsistent growth as project-based revenues can fluctuate, often significantly. We may seek to acquire hardware or other businesses that we believe can improve our market position in our IoT Products & Services segment.
In this operating environment we have taken the following steps to meet our objectives:

•
We sold our Etherios CRM consulting business in 2015. This business initially was acquired with the expectation it would drive engagements with companies that utilize the salesforce.com platform and were looking to deploy solutions within their businesses. We were not, however, rewarded in the marketplace as we had expected. As a result, we disposed of this consulting-based business that was losing money and not fully tied to our core hardware expertise.

•
We significantly reduced the number of hardware product stock keeping units (SKUs) we produce as over time we had developed many SKUs that were customized for particular customers and not subject to high volume sales. This move to reduce available SKUs is intended to simplify our operations, improve our ability to manage inventory effectively, improve channel stocking strategies and control costs. SKUs have been reduced from close to 5,000 at the beginning of fiscal 2016 to just under 1,000 at September 30, 2018.

•
We consolidated and relocated office locations to improve efficiencies and provide costs savings. In the first quarter of fiscal 2016, we moved our Digi Wireless Design Services team from an office in downtown Minneapolis to our World Headquarters in suburban Minnetonka. In the third quarter of fiscal 2016, we closed our office in Dortmund, Germany and moved the corresponding positions to an existing office in Munich, Germany. In the third quarter of fiscal 2017, we announced the closure of our Paris, France office to further consolidate European operations in our Munich office.

•
We acquired Accelerated in January 2018 to further enhance our existing cellular product lines and immediately extend our market reach with a line of commercial routers and network appliance products (see Note 2 to the Consolidated Financial Statements).

•
In October 2017, we added new leadership to our IoT Products & Services group in the areas of product management and research and development to drive greater alignment around the products we bring to market to meet the needs and desires of potential customers in key markets in a timely manner. We believe this increased alignment levered our technical capabilities and drove more consistent growth. In March 2018, we hired new leadership for our sales team in EMEA, a region that we have targeted as an opportunity for growth.

•	In June 2018, we appointed a new Chief Financial Officer who has held a wide range of leadership positions managing financial and business operations for public companies.

•
In the third quarter of fiscal 2018, we announced a restructuring of our manufacturing operations in our Eden Prairie, Minnesota facility to existing contract manufacture suppliers. This move was made to reduce our operating expenses and better position our employees to drive positive results in our operations through increased collaboration.

•
In November 2018, subsequent to the end of fiscal 2018, we announced an executive appointment designed to lead our IoT Products & Services segment to more closely address market needs and provide greater alignment with our organizational structure.

IoT Solutions Segment
Our IoT Solutions segment, which has grown from no revenue during fiscal 2015 to almost 11.8% of our total revenue in fiscal 2018, is being managed primarily for significant revenue growth. The segment was formed and has been grown primarily through four acquisitions: Bluenica in October 2015, FreshTemp® in November 2016, SMART Temps® in January 2017 and TempAlert in October 2017. While we expect that this segment still represents a modest overall portion of total revenues, we have high organic growth expectations and it will take time for it to represent a significantly greater position absent further growth through acquisitions.
This business helps customers track the completion of employee tasks and monitor temperature and other conditions important to preserve the quality of perishable or other sensitive inventories. Our efforts have created a market-leading, high-growth hardware enabled service business with significant recurring revenue potential. We now serve over 54,000 customer sites for many leading brands in the following vertical markets: healthcare (including retail pharmacies), food service and transportation/logistics. To date we have experienced almost no customer churn. Subsequent to end of fiscal 2018, one customer representing about 3,000 sites in the transportation sector decided to terminate their relationship with this business. However, we are currently in the process of, and have had success, with negotiating direct agreements with impacted end-users to continue their monitoring services. We believe this termination is an isolated event and does not represent a trend.
We have entered this marketplace aggressively for several reasons. First, it provides us a stream of recurring revenues that comes from a large addressable market that has not been penetrated significantly. Restaurants, pharmacies, hospitals and other businesses that maintain significant inventories of perishable or other sensitive goods are a large part of the market. These businesses presently rely primarily on employees to log the temperature or other environmental conditions of these goods as well as the completion of other operating tasks using pen and paper. This is not as cost effective as using wireless communications sensors to track conditions automatically and provide real time alerts if established parameters are breached. It also is not as effective for tracking the completion of other tasks as using an application-enabled smart phone or other wireless communications device. Second, at present this marketplace primarily is served by smaller companies that lack the infrastructure to provide hardware-enabled implementation services to customers in as effective and efficient a manner as we are able to do because of our long-standing history as an IoT hardware provider. Third, we believe customers in this marketplace will not require significant customization or development of existing products before they will commit to purchase the solution. This differs from many of our hardware customers who historically often have asked us to create a highly customized product that cannot be easily sold to other parties. Fourth, by protecting valuable goods that often impact health and safety, the solution provides a clear return on investment for potential customers whose business and reputation is highly reliant on maintaining safe operations. Fifth, increasingly, we are seeing our customers use our analytics capabilities to provide unique insights that aid the management of their enterprise operations.
We believe this marketplace represents an opportunity for significant revenue growth that is both recurring and high-margin in nature. To that end, our primary aim with this business presently is to manage it for customer acquisition and revenue growth while ensuring that we do not negatively impact our overall profitability in any material way.
In April 2018, we announced that Digi Smart Solutions was rebranded SmartSense by Digi™. We intend to take steps to simplify our operations, reduce operating expenses as a percent of revenue to increase our profit and expand this business in ways that we believe can drive long-term profitable growth.
In November 2018, subsequent to the end of fiscal 2018, we announced an executive appointment designed to lead our IoT Solutions segment to more closely address market needs and provide greater alignment with our organizational structure.
We will continue to seek and evaluate acquisitions that will further enhance our IoT Solutions segment as we believe this marketplace offers a path to a significant base of recurring revenue that can provide both stable revenue generation and significant growth for us.
Acquisitions and Dispositions
Acquisitions
Since fiscal 2015, we have acquired four businesses that form the basis of our IoT Solutions segment and one business that is included in our IoT Products and Services segment (see Note 2 to our Consolidated Financial Statements).
In October 2015, we acquired Ontario-based Bluenica. Bluenica focused on temperature monitoring of perishable goods in the food industry by using wireless sensors which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met.
In November 2016, we acquired Pittsburgh-based FreshTemp®. FreshTemp® offered restaurants, convenience stores and other retailers the ability to monitor the temperature of food products automatically through the use of wireless sensors. The company also enabled these businesses to track the completion of operational tasks by their employees that could impact human health and safety in real time - a capability that we believe significantly enhanced our product offering.
In January 2017, we acquired Indiana-based SMART Temps®. SMART Temps® provided real-time foodservice temperature management for restaurant, grocery, education and hospital settings as well as real-time temperature management for pharmacy, blood bank and laboratory environments. The acquisition significantly expanded our customer base, especially in the pharmacy and education marketplaces.
In October 2017, we acquired Boston-based TempAlert, a provider of automated, real-time temperature monitoring and task management solutions for the healthcare, industrial and food service industries. This acquisition more than doubled the number of customer sites we monitored while enhancing our ability to analyze data collected from our services.
In January 2018, we acquired Tampa-based Accelerated, a provider of secure, enterprise-grade, cellular (LTE) networking equipment and backup connectivity applications. This acquisition expanded our IoT Products and Services segment by enhancing our existing cellular product lines and extended our market reach with a line of commercial routers and network appliance products.
Disposition
In October 2015, we sold our Etherios CRM consulting services business to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments (see Note 3 to our Consolidated Financial Statements).
These are the only acquisitions and dispositions we have completed in the past five years. We will continue to evaluate strategic opportunities to acquire businesses as they arise and may seek to divest businesses or assets we no longer consider appropriate to our long-term strategy.

Sales Channels
We sell our IoT Products & Services through a global network of distributors, systems integrators and value added resellers ("VARs") which accounted for 50.9%, 61.5% and 66.1% of our total revenue in fiscal 2018, 2017 and 2016, respectively. We also complete sales of both Iot Products & Services and IoT Solutions through our own dedicated sales organization to OEMs and other customers which accounted for 49.1%, 38.5% and 33.9% of our total revenue in fiscal 2018, 2017 and 2016, respectively.
Distributors
Our larger distributors, based on sales we make to them, include Anewtech Systems, Arrow Electronics, Atlantik Elektronik GmbH, Avnet, Digi-Key, Express Systems & Peripherals, Ingram Micro, Miel, Mouser Electronics, Sapply, Solid State Supplies, Symmetry Electronics, Synnex, Tech Data and Tokyo Electron Device. We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia Pacific and Latin America.
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, partners include: AT&T, Bell Mobility, NXP, Orange, Rogers, Silicon Laboratories, Sprint, Telus, Telit, T-Mobile, Verizon, Vodafone and several other cellular carriers worldwide. Furthermore, we maintain a worldwide network of authorized developers that extends our reach into certain other technology applications and geographical regions.
We have established relationships with equipment vendors in a range of industries such as energy, industrial, retail, transportation, medical, and government that allow the vendors to ship our products and services as component parts of their overall solutions. Our products are used by many of the world’s leading telecommunications companies and Internet service providers, including AT&T, Sprint and Verizon.
No single customer comprised more than 10% of our consolidated revenue for any of the years ended September 30, 2018, 2017 or 2016.
Competition
We compete primarily in the communications technology industry, which is characterized by rapid technological advances and evolving industry standards. This market can be affected significantly by new product introductions and marketing activities of industry participants. In addition, we may compete with other companies to acquire new businesses or technologies and the competition to secure such assets may be intense. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability. While no competitor offers a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. With respect to many of our product and service offerings, we face competition from companies who dedicate more resources and attention to that particular offering than we are able to do given the breadth of our business. As the marketplace for IoT connectivity products and solutions continues to grow, we expect to encounter increased competition. Some of these competitors may have access to significantly more financial and technical resources than we possess.
Manufacturing Operations
Our manufacturing operations are conducted through a combination of internal manufacturing and external subcontractors specializing in various parts of the manufacturing process. We rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits ("ASICs") and we outsource printed circuit board production. This approach allows us to reduce our fixed costs, maintain production flexibility and optimize our profits. During the second quarter of fiscal 2018, we announced a restructuring to our manufacturing operations and will transfer the manufacturing functions of our Eden Prairie operations facility to existing contract manufacture suppliers. This move further leverages the manufacturing strength of our vendors and further allows us to focus on new product introductions. The move to outsource falls in line with industry practices. The current facility will continue to house the operations team, which will support contract manufacturers as well as oversee the planning and procurement of finished goods and product fulfillment, logistics and quality.
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
Working Capital
We fund our business operations through a combination of cash and cash equivalents, marketable securities and cash generated from operations. We believe that our current financial resources, cash generated from operations and our capacity for debt and/or equity financing will be sufficient to fund our business operations for the next twelve months and beyond.
Research & Development and Intellectual Property Rights
Due to rapidly changing technology in the communications technology industry, we believe a large part of our success depends upon the product and service development skills of our personnel as well as our ability to integrate any acquired technologies with organically developed technologies. While we dedicate significant resources to research and development, many of our competitors are focused on a smaller set of products than us and are likely able to dedicate more resources than us toward the portions of the market in which we compete with them.
Our proprietary rights and technology are protected by a combination of copyrights, patents, trade secrets and trademarks.
We have established common law and registered trademark rights on a family of marks for a number of our products. Our IoT Products and Services primarily are sold under the Digi, Rabbit® and Digi XBee® brands. We believe that the Digi and Rabbit® brands have established strong identities with our targeted customer base and our customers associate the Digi brand with "reliability" and the Rabbit® brand with "ease of integration." We believe that our customers associate Digi XBee® with "ease of use." Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability and ease of integration and use. Our IoT Solutions are offered under the SmartSense by Digi™ brand, which enables organizations to drive operational excellence through sensor-based insights.
Our patents are applicable to specific technologies and are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.
Backlog
Backlog as of September 30, 2018 and 2017 was $34.4 million and $25.3 million, respectively. The majority of the backlog at September 30, 2018 is expected to be shipped in fiscal 2019. Backlog as of any particular date is not necessarily indicative of our future sales trends.
Employees
We had 516 employees on September 30, 2018. We consider our relations with our employees to be good.
PRINCIPAL PRODUCTS AND SERVICES
Our primary products and services for each operating segment are as follows:
IoT Products & Services Segment
Hardware Products
Cellular routers and gateways - Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for remote locations and devices. These products have been certified by the major wireless providers in North America and abroad, including, among others, AT&T®, Verizon Wireless®, Sprint®, Bell Mobility, Rogers and Vodafone. Cellular gateway products enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. All of our cellular products can be augmented with services from a unique remote management platform that provides secure management of devices across remote networks and can all use the Digi Remote Manager® for remote management. In addition, application connectivity, management and customization are enabled via the Digi Remote Manager® platform for many of these products.
Radio Frequency (RF) - Our RF products are small box gateway or module products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity, often in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting Digi XBee®, ZigBee, Wi-Fi and other radio frequency ("RF") technologies, we can meet most customer application requirements. Our RF products can be connected into the Digi Remote Manager® for remote management, application connectivity and customization via the RF gateways that have cellular connectivity.
Embedded - Our Connect, Rabbit® and ARM-based embedded systems on module, and single board computers are designed and developed with small footprints, low power consumption and software, making them ideal for medical, transportation and industrial device manufacturers. Single board computer products and customer products that include cellular connectivity can be connected directly to the Digi Remote Manager® or other similar platforms, enabling remote management and remote application connectivity. Also included in our embedded grouping are our chips (or microprocessors) that provides the "brains" and processing power of an intelligent electronic device or communication sub-system. Some of our higher volume customers choose to purchase chips and build their own products. Chips are low cost but require the highest level of development expertise. Chip development is not part of our strategy; instead we use commercial-off-the-shelf technology from companies such as Freescale or Ember for our products.
Network - Our network products consist of:

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

Cellular Remote Management - Our cellular remote management products provide enterprises and small to medium businesses cellular router technology and device management solutions for business continuity and out-of-band management. These products are used for failover backup or as the primary connection over and LTE cellular network. Remote management devices have embedded LTE/3G cellular modem providing fast and reliable cellular connections without additional equipment. All connections are encrypted for security. In addition, we also provide to a specific large customer, and OEM product that is a centrally managed firewall, router, VPN gateway and VLAN switch. The VPN gateway supports both wired and cellular wireless connections to the Internet. These devices provide the customer's premises a fully managed security device protecting customers from the Internet while providing them access to their enterprise network through a secure Internet Protocol security VPN tunnel.
Services
Digi Remote Manager® - Digi Remote Manager® is a recurring revenue service that provides a centralized remote device management solution. Digi Remote Manager® provides a secure environment for customers to aggregate their interaction with a large number of disparate devices and connect them to enterprise applications. It allows customers to meet service level commitments and stay compliant with Payment Card Industry Data Security Standard ("PCI DSS") standards and also allows customers to monitor, diagnose and fix remote devices without sending a technician on site. Digi Remote Manager® is marketed toward Digi product customers who are looking for help integrating their offerings into cloud-based solutions.
Digi Wireless Design Services - Our Digi Wireless Design Services provide customers turn-key wireless networking product development, testing, and certification for a wide range of wireless technology platforms and applications.
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
IoT SOLUTIONS SEGMENT
SmartSense by Digi™ - Our SmartSense by Digi™ is an end-to-end, cost-effective system that uses sensors, gateways and cloud based applications to enable customers in food service, transportation/logistics and healthcare to (i) monitor wirelessly the temperature of food and other perishable or sensitive goods, (ii) track the completion of operating tasks by employees, and (iii) have visibility in the supply chain to product temperature through an end-to-end system for quality control and incident management. Our SmartSense by Digi™ was formed and has been grown primarily through our acquisitions of Bluenica in October 2015, FreshTemp® in November 2016, SMART Temps® in January 2017 and TempAlert in October 2017 (see Note 2 to our Consolidated Financial Statements). While our sales model varies across our different product options and customer verticals within this segment, generally customers receive hardware up-front, including gateways and sensors, and pay a monthly subscription for monitoring of the sensor data.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, financial position, liquidity, capital resources and common stock.
Risks Relating to Our Business
We face intense competition from established companies that may have significant advantages over us and our products.
The market for our products is intensely competitive. Certain of our competitors and potential competitors have or may develop greater financial, technological, manufacturing, marketing and personnel resources than us either generally or relative to the product sets they sell in competition to us. Further, there are numerous companies competing with us in various segments of the market for our products, and their products may have advantages over our products in areas such as conformity to existing and emerging industry standards, interoperability with other products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.
Our current and potential competitors have or may develop one or more of the following significant advantages over us in the product areas where they compete with us:

•	tighter focus on an individual product or product category;

•	greater financial, technical and marketing resources;

•	barriers to transition to our products;

•	higher brand recognition across larger geographic regions;

•	more comprehensive functionality and/or product features;

•	longer-standing cooperative relationships with OEM and end-user customers;

•	superior customer service capacity and quality;

•	longer operating history; and

•	larger customer base.
We cannot provide assurance that we will be able to compete successfully with our current and potential competitors. Such competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Additionally, it is probable that new competitors or new alliances among existing competitors could emerge and rapidly acquire significant market share.
Our dependence on new product development and the rapid technological change that characterizes our industry make us susceptible to loss of market share resulting from competitors’ product introductions and enhancements, service capabilities and similar risks.
Our industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles in certain instances and rapidly changing customer requirements. The introduction of products and enhancements embodying new technologies that can disrupt one or more markets in which we compete and the emergence of new industry standards can render existing products obsolete and unmarketable.
Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenue to decline. Further, if our competitors offer better service capabilities associated with the implementation and use of their products, our business could be impacted negatively.
We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will meet the requirements of the marketplace adequately and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or customer requirements could render our then-existing products obsolete or unmarketable. This risk may become more pronounced as new competitors emerge in markets where we sell our products, especially if these competitors have more resources than us to develop and market new products and technologies and provide related services. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenue to decline.
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenue and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance our existing product offerings and develop additional product offerings. For fiscal 2018, 2017, and 2016, respectively, our research and development expenses were 14.6%, 15.7% and 15.2% of our revenue. If we are unable to enhance existing products and develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these enhanced or new products, applications and services, or if the products, applications and services we enhance or develop are not successful, our business could be harmed. Even if we enhance existing products and develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
Many of our products, applications and services have been developed through a combination of internally developed technologies and acquired technologies. Our ability to continue to develop products, applications and services could be partially dependent on finding and acquiring new technologies in the marketplace. Even if we identify new technologies that we believe would be complementary to our internally developed technologies, we may not be successful in obtaining those technologies or integrating them effectively with our existing technologies.
Our participation in a services and solutions model, using hardware and cloud-based services, presents execution and competitive risks.
We participate in a services and solutions model that uses both hardware and cloud-based services. Our SmartSense by Digi™ offerings deploy hardware, software and cloud-based hosting. In other areas of our business we offer our own internally developed hosted services and cloud-based platform, software applications, and supporting products and services. We also employ significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have adversely impacted our gross margins and profitability and may continue to do so in the future. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. We have and will encounter competition from other solutions providers, many of whom may have more significant resources than us with which to compete. Whether we are successful in this business model depends on a number of factors, including:

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
A substantial part of our revenue is generated through sales by channel partner distributors and resellers. Sales through our channel partners accounted for 50.9%, 61.5% and 66.1% of our total revenue in fiscal 2018, 2017 and 2016, respectively. Further, in recent years we have been taking steps to expand our relationship with certain distributors who have global reach, an effort that may increase the percent of our revenue driven through channel partners or our reliance on certain channel partners to drive sales. To the extent our channel partners are unsuccessful selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. These channel partners may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and longer relationships with our distributors and resellers. In these cases, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to effectively manage our existing or future sales channel partners, our business and operating results could be materially and adversely affected.
Our gross margins may be subject to decline.
Our gross margins may be subject to decline which could decrease our overall profitability and impact our financial performance adversely. Some of our hardware products we sell are approaching the end of their product life cycles. These mature hardware products typically sell at higher gross margins than our other product and service offerings. We expect this trend of declining sales to continue and the pace of the decline may accelerate. In addition, ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products. We have indicated that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments. If this strategy were successful, it could apply downward pressure on our gross margins. While part of our longer term strategy is to sell software applications and IoT solutions such as SmartSense by Digi™, which may provide recurring revenues at relatively high gross margins, these types of offerings are at early stages of adoption by customers and their sales growth is not necessarily predictable or assured. As such, our gross margins may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
Our revenue may be subject to fluctuations based on the level of significant large project-based purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. However, many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant sales opportunities. In addition, in our SmartSense by Digi business certain customers have outsized deployments relative to other customers. It is possible we will see revenue fluctuations in this business based upon the scale of new deployments in different financial periods. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
Some of our products are sold into mature markets, which could limit our ability to continue to generate revenue from these products.
Many of our hardware products are sold into mature markets that are characterized by a trend of declining demand. We have made targeted investments to provide enhanced and new products into these mature markets and believe this may mitigate declining demand. However, over the longer term, the overall market for these hardware products is expected to decrease due to the adoption of new technologies, and we expect that our revenue from these products will continue to decline over time. As a result, our future prospects depend in part on our ability to acquire or develop and successfully market additional products that address growth markets.
Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties as well as our ability to integrate and assure use of our products and services in coordination with the products and services of certain strategic partners in a commercially acceptable manner.

We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as telecommunications carriers, systems integrators, enterprise application providers, component providers and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests and there is no assurance any strategic relationship will generate enough revenue to offset the significant resources we use to advance the relationship. Parties with whom we establish strategic relationships also work with companies that compete with us. We have limited, if any, control as to whether these parties devote adequate resources to promoting, selling, and implementing our products. Further, new or emerging technologies, technological trends or changes in customer requirements may result in certain companies with whom we maintain strategic relationships de-emphasizing their dealings with us or becoming potential competitors in the future. We also have limited, if any, control as to other business activities of these parties and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law or otherwise suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.
In some cases, we expect the establishment of a strategic relationship with a third party to result in integrations of our products or services with those of other parties. Identifying appropriate parties for these relationships as well as negotiating and documenting business agreements with them requires significant time and resources. We expect these agreements typically to be non-exclusive and not to prohibit the other party from working with our competitors or offering competing services. Once the relationship is established, we may encounter difficulties in combining our products and services in a commercially acceptable manner. We expect that this dynamic, whereby our ability to realize sales opportunities is dependent on how our products and services interact with those sold by third parties, may become more common as the marketplace in our industry evolves. There can be no guarantee in any particular instance that we will be successful in making our products interact with those of other parties in a commercially acceptable manner and, even if we do, we cannot guarantee that the resulting products and services will be effectively marketed or sold via the relationship.
Our failure to compete successfully in our highly competitive market could result in reduced prices and loss of market share.
The market in which we operate is characterized by rapid technological advances and evolving industry standards. The market can be affected significantly by new product introductions and marketing activities of industry participants. In addition, the amount of competition we face in the marketplace may change and grow as the market for our industry grows and new entrants enter the marketplace. Present and future competitors may be able to identify new markets and develop products more quickly, which are superior to those developed by us. Such competitors may adapt new technologies faster, devote greater resources to research and development, promote products more aggressively and price products more competitively than us. Competition may also intensify, or we may no longer be able to compete effectively in the markets in which we compete.
Our failure to anticipate or manage product transitions effectively could have a material adverse effect on our revenue and profitability.
From time to time, we or our competitors may announce new or enhanced products, capabilities or technologies that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new or enhanced products may cause customers to defer or stop purchasing our products until these products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new or enhanced products can be delivered to meet customer demand. Our failure to anticipate the revenue declines associated with older products or manage transitions from older products effectively could result in inventory obsolescence and also have a material adverse effect on our revenue and profitability.
Acquisitions could disrupt our business and seriously harm our financial condition.
We will continue to consider acquisitions of complementary businesses, products or technologies. In the event of any future acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur debt, assume liabilities or incur large and immediate write-offs.
Our operation of any acquired business also involves numerous risks, including but not limited to:

•	problems combining the acquired operations, technologies, or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	difficulties integrating businesses in different countries and cultures;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired business.
We cannot assure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future. Any such integration failure could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of any consummated or unconsummated acquisition.
The business of Accelerated which we acquired in fiscal 2018 is subject to significant customer concentration.
In the second quarter of fiscal 2018, we acquired Accelerated.  While Accelerated has many customers, its business historically has been highly dependent on its relationship with a single telecommunications carrier customer.  Any disruption or difficulties in securing or renewing contractual relationships with this customer, maintaining such relationship on favorable terms or any other disruption in our business with this customer could have an adverse impact on our business, results of operations, financial condition and prospects.
We are subject to various cybersecurity risks, which are particularly acute in cloud-based technologies that we and other third parties operate that form a part of our solutions. These risks may increase our costs and could damage our brand and reputation.
As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi™ and the Digi Remote Manager®, we expect to store, convey and potentially process significant amounts of data produced by devices. Further many of our business applications now exist within cloud platforms that are managed by third parties, which also adds risk from breach of third parties.
This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business as providing reasonable levels of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems. Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security. Improper disclosure of data or a perception that our data security is insufficient could harm our reputation, give rise to legal proceedings or subject our company to liability under laws that protect data, any of which could result in increased costs and loss of revenue.
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
As illustrated by the recent Spectre and Meltdown threats, our products operate with and are dependent on products and components across a broad ecosystem. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, reduced revenue, liability claims or damage to our reputation or competitive position.
SmartSense by Digi™ has a limited history and is subject to the risks faced by a new business.
SmartSense by Digi™ primarily was formed through acquisitions of four businesses and has a limited history with our company. Our management has limited experience in this marketplace. The operation of SmartSense by Digi™ will be subject to significant additional risks that are not necessarily related to our legacy products and services.

Additional risks that relate to SmartSense by Digi™, include, but are not limited to:

•	We have not traditionally sold products or services to restaurants, pharmacies, hospitals and other similar businesses, which are a focus for SmartSense by Digi™.

•
SmartSense by Digi™ offerings are deployed in part to help assure perishable goods are safely preserved. This presents a potential risk of loss in the event of a malfunction or failure of our offerings.

•
Although we have retained several key employees with experience in operating companies we have acquired to date, SmartSense by Digi™ has a limited history with us in a marketplace that is nascent in its development and has numerous competitors. We cannot provide assurances we will be successful in operating and growing this business.

•
Our ability to succeed with the SmartSense by Digi™ offerings will depend in large part on our ability to provide customers with hardware and software products that are easy to deploy and offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of this business as the marketplace for products and services evolves to meet the needs and desires of customers.

In light of these risks and uncertainties, we may not be able to establish or maintain SmartSense by Digi™, market share, integrate it successfully into our other operations or take full advantage of businesses we have acquired or may acquire in the future. There can be no assurance that we will recover our investments in SmartSense by Digi™ or that we will realize a profit from this business. Also, there can be no assurance that diverting our management’s attention to this business will not have a material adverse effect on our other existing businesses, any of which may have a material adverse effect on our results of operations, financial condition and prospects.
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
The long and variable sales cycle for certain of our products and services makes it more difficult for us to predict our operating results and manage our business.
The sale of our products and services can involve a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, such as end users’ internal purchasing reviews, that are beyond our control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer are not realized or delayed, our operating results could be materially adversely affected.
We announced a significant restructuring of our manufacturing operations in fiscal 2018 that will make us more dependent on third parties to manufacture our products which could have adverse impacts on our business if we do not properly forecast customer demands for products.
During the third quarter of fiscal 2018, we announced a restructuring of our manufacturing operations to become more reliant on third parties to manufacture our products.  Among other potential impacts on our business and operations, this restructuring has lengthened the lead times on which we can produce many finished products that are available to meet customer demands.  If we do not properly forecast customer demands for products these lengthened lead times could result in lost revenues and adversely impact our business, results of operation, financial condition and prospects.  In addition, the restructuring was completed and resulted in the elimination of just over fifty employment positions, primarily in our manufacturing operations.
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
We purchase a number of components from suppliers in other parts of the world. Product delivery times may be extended due to the distances involved, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays or expediting and customs issues. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability. More recently, governments have announced the imposition of tariffs on various products and components which may impact the pricing of certain components and inventories and could have a material adverse effect on our competitive standing in the marketplace and our financial results.
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
We face risks associated with our international operations that could impair our ability to grow our revenue abroad as well as our overall financial condition.
Our future growth may be dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate business and cultural norms are different than those in the United States and practices that may violate laws and regulations applicable to us like the Foreign Corrupt Practices Act ("FCPA") and the UK Anti-Bribery Act ("UKBA") are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business partners are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.
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
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on transactions that are denominated in foreign currencies. Because our financial statements are denominated in U.S. Dollars and approximately 4% of our revenue is denominated in a currency other than U.S. Dollars, such as Euros, British Pounds, Yen and Canadian Dollars, our revenues and earnings may be adversely impacted if the U.S. dollar strengthens significantly against these foreign currencies.

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
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive ("WEEE") makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive ("RoHS") bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union. In the future, various countries including the United States may adopt further environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
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
In fiscal 2017, we received an unsolicited takeover proposal and other companies in our industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal or proposes to change our governance policies or board of directors, or makes other proposals concerning our ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and could require us to expend significant time and resources. Such proposals may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, to hire new talent or to complete acquisitions we may desire to make. Similar uncertainty among our customers, suppliers and other business partners could cause them to terminate, or not to renew or enter into, arrangements with us. Certain proposals may result in costly proxy contests or litigation that can disrupt our business operations or result in an adverse effect on our operating results. Management and employee distraction related to any such proposals also may adversely impact our ability to conduct our business optimally and pursue our strategic objectives. Such proposals, or their withdrawal, could create uncertainty among investors and potential investors as to our future direction and affect the market price of our common stock without regard to our operational or financial performance.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2018, the closing price of our common stock on the Nasdaq Global Select Market ranged from $9.45 to $14.10 per share. Our closing sale price on November 19, 2018 was $11.94 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
If our stock price declines over a sustained period of time or our profits significantly decrease, we may need to recognize an impairment of our goodwill.
The price of our common stock could decline. If such a decline continued over a sustained period of time, we could have an impairment of our goodwill. Our market value is dependent upon certain factors, including continued future growth of our products and solutions. If such growth does not materialize or our forecasts are not met, our profits could be significantly reduced, and our market value may decline, which could result in an impairment of our goodwill. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our significant property locations as of September 30, 2018:

Location of Property	Use of Facility	Approximate Square Footage	Ownership or Lease Expiration Date
Minnetonka, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	130,000	Owned

Boston, MA	Research & development, sales, sales support and marketing	13,302	March 2026

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Mishawaka, IN	Sales, technical support and administration	12,412	April 2023

Tampa, FL	Sales, sales support, marketing, research & development, technical support and administration	6,108	March 2020

Waltham, MA	Research & development, sales and sales support	4,249	October 2020

Rochester, MN	Engineering services	3,090	September 2021

Lindon, UT	Sales, technical support, research & development and administration	11,986	December 2020

Brisbane, Australia	Sales, sales support, marketing, research & development, technical support and administration	3,348	November 2021

St. Catharines, Ontario, Canada	Sales and technical support	1,179	June 2019

Hong Kong, China	Sales, marketing and administration	1,656	April 2019

Beijing, China	Sales, marketing and administration	1,617	October 2019

Shanghai, China	Sales, marketing and administration	1,991	May 2019

Ismaning, Germany	Sales, sales support and administration	6,878	September 2022

Logrono, Spain	Research & development and administration	3,229	January 2020

Tokyo, Japan	Sales	1,371	Perpetual

Singapore	Sales, marketing and administration	3,498	April 2019
In addition to the above locations, we perform sales activities in various other locations in Europe that are not deemed to be principal locations and are not listed above. In October 2018, we sold our Minnetonka, Minnesota headquarters and signed a lease for a new headquarters in Hopkins, Minnesota for 59,497 square feet which expires in January 2032. This new headquarters is located approximately three miles from our current headquarters (see Note 18 to our Consolidated Financial Statements).
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
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the Nasdaq Global Select Market tier of The Nasdaq Stock Market LLC. On November 15, 2018 there were 117 stockholders of record.
Dividend Policy
We have never paid cash dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business, except for periodic stock repurchases, and does not anticipate paying cash dividends in the foreseeable future.
Issuer Repurchases of Equity Securities
On April 24, 2018, our Board of Directors authorized a new program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization began on May 23, 2018 and expires on November 23, 2018. Shares repurchased under the new program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases depends upon market conditions and other corporate considerations.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2018 - July 31, 2018	—	—	—	$20,000,000.00
August 1, 2018 - August 31, 2018	1,286	$13.42	—	$20,000,000.00
September 1, 2018 - September 30, 2018	—	—	—	$20,000,000.00
Total	1,286	$13.42	—	$20,000,000.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (CONTINUED)
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our Common Stock for the period from the close of the Nasdaq Stock Market - U.S. Companies on September 30, 2013 to September 28, 2018, the last day of fiscal 2018, with the total cumulative return for the Nasdaq U.S. Benchmark TR Index (the U.S. Benchmark Index) and the Nasdaq Telecommunications Index (the Peer Index) over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2013, for our Common Stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

	FY13	FY14	FY15	FY16	FY17	FY18
Digi International Inc.	$100.00	$75.08	$118.02	$114.11	$106.11	$134.63
Nasdaq U.S. Benchmark TR Index	$100.00	$117.85	$117.02	$134.84	$160.08	$188.56
Nasdaq Telecommunications Index	$100.00	$113.35	$105.27	$132.69	$134.23	$138.41

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2018	2017	2016	2015	2014
Revenue	$228,366	$181,634	$203,005	$203,847	$183,173
Gross profit	$108,883	$87,174	$99,680	$97,121	$90,377
Sales and marketing	44,517	33,955	33,847	37,574	38,751
Research and development	33,178	28,566	30,955	29,949	28,912
General and administrative	28,565	13,331	17,026	18,306	18,244
Restructuring charges, net	301	2,515	747	403	81
Operating income	2,322	8,807	17,105	10,889	4,389
Total other income (expense), net (1)	468	684	(415)	2,228	672
Income before income taxes	2,790	9,491	16,690	13,117	5,061
Income tax provision (2)	1,487	125	3,212	3,684	568
Income from continuing operations	1,303	9,366	13,478	9,433	4,493
Income (loss) from discontinued operations, after income taxes	—	—	3,230	(2,845)	(2,742)
Net income	$1,303	$9,366	$16,708	$6,588	$1,751

Basic net income (loss) per common share:
Continuing operations	$0.05	$0.35	$0.52	$0.38	$0.18
Discontinued operations	$—	$—	$0.13	$(0.12)	$(0.11)
Net income (3)	$0.05	$0.35	$0.65	$0.27	$0.07
Diluted net income (loss) per common share:
Continuing operations	$0.05	$0.35	$0.51	$0.37	$0.17
Discontinued operations	$—	$—	$0.12	$(0.11)	$(0.11)
Net income (3)	$0.05	$0.35	$0.64	$0.26	$0.07

Balance sheet data as of September 30,
Working capital (current assets less current liabilities)	$128,069	$156,380	$171,837	$136,996	$125,927
Total assets	$371,125	$345,189	$336,166	$300,360	$290,459
Stockholders' equity	$330,280	$319,144	$300,029	$274,938	$265,298
Book value per common share (stockholders' equity divided by outstanding shares)	$12.04	$12.01	$11.52	$10.98	$10.88
Number of employees as of September 30	516	514	515	515	571

(1)
Included in total other income (expense), net for fiscal 2015 is a $1.4 million gain from the settlement of a property and casualty insurance claim related to the replacement of our capital equipment destroyed in the fire at our subcontract manufacturer's location in Thailand.

(2)
In fiscal 2018, we recorded discrete net tax expenses of $1.5 million and in fiscal 2017 and 2016, we recorded discrete net tax benefits of $1.0 million and $1.5 million, respectively (see Note 11 to our Consolidated Financial Statements). In fiscal 2015, we recorded net tax benefits of $0.8 million resulting from the reinstatement of the research and development tax credit for calendar year 2014, reversal of tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions and reversal of tax reserves due to the resolution of tax audits. In fiscal 2014, we recorded $1.5 million related to the re-measurement and reversal of certain income tax reserves as a result of a federal income tax audit of fiscal 2012, the reassessment of state research and development tax credits and the release of income tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions.

(3)	Earnings per share are calculated by line item and may not add due to the use of rounded amounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
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
PRESENTATION OF NON-GAAP FINANCIAL MEASURES
This report includes Adjusted EBITDA, which is a non-GAAP financial measure. We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP financial measures are not substitutes for GAAP financial measures, such as net income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP financial measures are not prepared in accordance with, or an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. In addition, non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP financial measures. Additionally, we understand that Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We are a leading global provider of business and mission-critical and Internet-of-Things ("IoT") connectivity products, services and solutions. We determined that we have two reportable operating segments under applicable accounting standards:

•	IoT Products & Services (formerly "M2M") segment; and

•	IoT Solutions (formerly "Solutions") segment.
Our IoT Products & Services segment consists primarily of distinct communications products and communication product development services. Among other things, these products and services help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. This segment creates secure, easy-to-implement embedded solutions and services to help customers build IoT connectivity. It also deploys ready-to-use, complete box solutions to connect remote equipment, including products from our January 2018 acquisition of Accelerated. The IoT Products & Services segment also offers dedicated professional services for the design of specialized wireless communications products for customers. Finally, this segment offers managed cloud services that enable customers to capture and manage data from devices they connect to networks. Our IoT products and services are used by a wide range of businesses and institutions.
All of the revenue we report in our consolidated financial statements as product revenue is derived from products included in this segment. These products include our cellular routers and gateways, radio frequency (“RF”), embedded and network products. Our cellular product category includes our cellular routers and all gateways. Our RF product category includes our XBee® modules as well as other RF Solutions.  Our Embedded product category includes Digi Connect® and Rabbit® embedded systems on module and single board computers.  Our network product category, which has the highest concentration of mature products, includes console and serial servers and USB connected products. Revenues we report as services and solutions revenue in our consolidated financial statements from this segment include Digi Wireless Design Services, Digi Remote Manager® and Digi Support Services we provide for our products.
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on three primary vertical markets: healthcare (including retail pharmacies), food service and transportation/logistics. The solutions are marketed as SmartSense by Digi™, formerly Digi Smart Solutions. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions. These include: the October 2015 acquisition of Bluenica, the November 2016 acquisition of FreshTemp®, the January 2017 acquisition of SMART Temps® and the October 2017 acquisition of TempAlert. All revenues from this segment are reported in our consolidated financial statements as services and solutions revenue as customers subscribe for ongoing monitoring services that are enabled by the deployment of hardware and related software. For further detail on segment performance, see Segment Results of Operations section of the management discussion and analysis.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the fiscal 2018 metrics that we feel are most important in these evaluations:

•
Revenue was $228.4 Million. Our revenue increased by $46.7 million, or 25.7%, compared to fiscal 2017. This increase was due to an increase in hardware product revenue of $24.6 million and an increase in services and solutions revenue of $22.1 million. In fiscal 2018, hardware product revenue included $22.2 million of incremental revenue from our acquisition of Accelerated in January 2018 and services and solutions revenue included $17.0 million of incremental revenue from our acquisition of TempAlert in October 2017 (see Note 2 to our Consolidated Financial Statements).

•	Gross Margin was 47.7%. Our gross margin decreased as a percentage of revenue to 47.7% in fiscal 2018 from 48.0% in fiscal 2017.

•
Income from Continuing Operations was $1.3 Million and Earnings Per Diluted Share from Continuing Operations were $0.05. Our income from continuing operations decreased by $8.1 million, or 86.1%, compared to fiscal 2017. Earnings per diluted share from continuing operations were $0.05 in fiscal 2018, compared to $0.35 in fiscal 2017.

•
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") from Continuing Operations was $22.5 Million. Our Adjusted EBITDA from continuing operations was $22.5 million, or 9.8% of revenue, in fiscal 2018, compared to $23.5 million, or 12.9% of revenue, in fiscal 2017. Below is a table reconciling income from continuing operations to Adjusted EBITDA from continuing operations (in thousands):

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Year ended September 30,
	2018		2017
		% of total revenue		% of total revenue
Total revenue	$228,366	100.0%	$181,634	100.0%
Income from continuing operations	$1,303	0.5%	$9,366	5.2%
Interest income, net	(420)	(0.2)	(608)	(0.3)
Income tax provision	1,487	0.7	125	0.1
Depreciation and amortization	12,270	5.4	5,497	3.0
Stock-based compensation	4,854	2.1	4,659	2.6
Restructuring charges, net	301	0.1	2,515	1.4
Acquisition expense	2,670	1.2	1,962	1.1
Earnings from continuing operations before interest, taxes, depreciation and amortization	$22,465	9.8%	$23,516	12.9%

•
Balance Sheet current ratio was 4.7 to 1 at September 30, 2018. Our current ratio was 9.7 to 1 at September 30, 2017. This reduction of our current ratio was the result of cash expenditures in fiscal 2018 of $56.3 million for the acquisitions of TempAlert in October 2017 and Accelerated in January 2018.

We accomplished a number of key initiatives in fiscal 2018 and also face challenges relative to our business.
Accomplishments

•
Our hardware product revenue grew sequentially and year over year as we successfully introduced and grew revenue from new products, most notably from new cellular and RF products. We believe the success of these new product introductions is indicative of better alignment among the sales, product management and engineering functions of our organization regarding new product development and we are hopeful this better alignment will generally cause a higher success rate for new product introductions in the future.

•
We completed two acquisitions in fiscal 2018, for a total cash expenditure of $57.1 million (excluding cash acquired of $0.8 million). We completed the acquisition of TempAlert in October 2017 and Accelerated in January 2018 (see Note 2 to the Consolidated Financial Statements).

•
Our service and solutions revenue increased 146.2% during fiscal 2018 compared to fiscal 2017. The increase was primarily driven by the growth of our SmartSense by Digi™ business. Services and solutions revenue includes $17.0 million of incremental revenue from the acquisition of TempAlert in October 2017. We now serve over 54,000 customer sites for many leading brands in the following vertical markets: healthcare (including retail pharmacies), food service and transportation/logistics. To date we have experienced almost no customer churn. Subsequent to end of fiscal 2018, one customer representing about 3,000 sites in the transportation sector, decided to terminate their relationship with this business. However, we are currently in the process of, and have had success, with negotiating direct agreements with impacted end-users to continue their monitoring services. We also had increases to our Digi Wireless Design Services and Digi Remote Manager® platform.

•
During fiscal 2018, we significantly reduced the number of hardware product stock keeping units (SKUs) we produce as over time we had developed many SKUs that were customized for particular customers and not subject to high volume sales. This move to reduce available SKUs is intended to simplify our operations, improve our ability to manage inventory effectively, improve channel stocking strategies and control costs. SKUs have been reduced to just under 1,000 at September 30, 2018.

•
In the third quarter of fiscal 2018, we announced a restructuring of our manufacturing operations in our Eden Prairie, Minnesota facility to existing contract manufacture suppliers. This move is expected to reduce our operating expenses and better position our employees to drive positive results in our operations through increased collaboration, however, this is taking longer than anticipated. This move further leverages the manufacturing strength of our vendors and further allows us to focus on new product introductions. The move to outsource falls in line with industry practices. The current facility will continue to house the operations team, which will support contract manufacturers as well as oversee the planning and procurement of finished goods and product fulfillment, logistics and quality.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Challenges

•
We have experienced some supply chain constraints, in particular, access to raw materials, due to availability in the market. This has led to longer lead times and may impact our reputation for high service levels.

•	In our SmartSense by Digi™ business, we experience longer sales cycles in the food service vertical.

•
While we are focusing on growing revenues in our SmartSense by Digi™ business, we are also trying to take steps to enhance the ability of this business to scale via operational enhancements. In particular we are focused on improving processes to onboard new customers in less time and to integrate different legacy software platforms from our four completed acquisitions related to this business into a single platform.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our Consolidated Statements of Operations, expressed in dollars and as a percentage of revenue and as a percentage of change from year-to-year for the years indicated.

	Year ended September 30,						% Increase (decrease)
($ in thousands)	2018		2017		2016		2018 compared to 2017	2017 compared to 2016
Revenue:
Hardware product	$191,050	83.7%	$166,480	91.7%	$196,101	96.6%	14.8%	(15.1)%
Services and solutions	37,316	16.3	15,154	8.3	6,904	3.4	146.2	119.5
Total revenue	228,366	100.0	181,634	100.0	203,005	100.0	25.7	(10.5)
Cost of sales:
Cost of hardware product	96,332	42.2	85,369	47.0	97,776	48.2	12.8	(12.7)
Cost of services and solutions	20,280	8.9	7,647	4.2	4,662	2.3	165.2	64.0
Amortization	2,871	1.2	1,444	0.8	887	0.4	98.8	62.8
Total cost of sales	119,483	52.3	94,460	52.0	103,325	50.9	26.5	(8.6)
Gross profit	108,883	47.7	87,174	48.0	99,680	49.1	24.9	(12.5)
Operating expenses:
Sales and marketing	44,517	19.5	33,955	18.7	33,847	16.7	31.1	0.3
Research and development	33,178	14.6	28,566	15.7	30,955	15.2	16.1	(7.7)
General and administrative	28,565	12.5	13,331	7.4	17,026	8.4	114.3	(21.7)
Restructuring charges, net	301	0.1	2,515	1.4	747	0.4	(88.0)	236.7
Total operating expenses	106,561	46.7	78,367	43.2	82,575	40.7	36.0	(5.1)
Operating income	2,322	1.0	8,807	4.8	17,105	8.4	(73.6)	(48.5)
Other income (expense), net	468	0.2	684	0.4	(415)	(0.2)	(31.6)	(264.8)
Income from continuing operations, before income taxes	2,790	1.2	9,491	5.2	16,690	8.2	(70.6)	(43.1)
Income tax provision	1,487	0.6	125	—	3,212	1.6	1,089.6	(96.1)
Income from continuing operations	1,303	0.6	9,366	5.2	13,478	6.6	(86.1)	(30.5)
Income from discontinued operations, after income taxes	—	—	—	—	3,230	1.6	N/M	100.0
Net income	$1,303	0.6%	$9,366	5.2%	$16,708	8.2%	(86.1)%	(43.9)%
REVENUE
Hardware Products
2018 Compared to 2017

Hardware product revenue increased $24.6 million, or 14.8%, in fiscal 2018 as compared to fiscal 2017. This increase included $22.2 million of incremental revenue from our acquisition of Accelerated in January 2018 (see Note 2 to our Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We also experienced: larger sales of terminal servers to certain customers primarily in the North America region; larger sales of RF products in the North America, EMEA and Asia regions as we continue to win designs and build pipeline for our cellular Digi XBee® introduced in the prior fiscal year; increased sales of embedded modules revenue as a result of large project-based deals to certain customers in the EMEA and Asia regions as the ConnectCore® 6UL sales increased based upon an expanded pipeline.

These revenue increases were partially offset by decreases in sales of industrial cellular and USB connected products in North America region. In addition, we had decreases in sales of certain embedded products in the EMEA and APAC regions, as we had large sales to significant customers in the prior fiscal year. These particular embedded products are in the mature portion of their product life cycle and we believe these declines are likely to continue.
2017 Compared to 2016
Hardware product revenue decreased by $29.6 million, or 15.1%, in fiscal 2017 as compared to fiscal 2016. This was primarily driven by a decrease in sales of terminal servers as we had significant sales to a large customer that bought numerous products in fiscal 2016. Terminal servers are in the mature phase of their product life cycle, and we believe future revenue is likely to continue to decline.
We also experienced a decrease in RF products revenue as we had larger sales to certain customers in the prior fiscal year in our Latin America and North America regions in fiscal 2016. RF products can fluctuate from period to period because of large customer projects. We are encouraged by the design wins and building pipeline for our new cellular Digi XBee®, first released in March 2017. We are continuing to design additional features and functionality into this product. The product is an embedded module that speeds product introduction and lowers development and certification costs for our customers.
In addition, we had a decline in embedded modules revenue particularly in the North American and EMEA regions, as there were significant customers moving their products to production in the prior fiscal year. In April 2017, we released our new ConnectCore® 6UL product. The ConnectCore® 6UL is a power efficient, low cost and small industrial System-on-Module (SOM). We are encouraged by the design wins and building pipeline and expect this product to begin converting to revenues when production volumes contribute in fiscal 2018. We also experienced a decline in sales of Rabbit® branded products.
Cellular routers and gateway product revenue decreased year over year primarily due to a decrease in our transport revenue. Cellular router and gateway revenue is substantially driven by large awards-based customer projects and is subject to revenue fluctuations from quarter to quarter, based on when the awarded projects are deployed. We also experienced a decline in device server revenue, partially offset by an increase in USB connected products revenue.
Services and Solutions
2018 Compared to 2017
Services and solution revenue for fiscal 2018 was $37.3 million compared to $15.2 million in the prior fiscal year, an increase of $22.1 million, or 146.2%. Revenue from SmartSense by Digi™ increased $19.5 million and includes $17.0 million of incremental revenue from the acquisition of TempAlert, which we acquired in October 2017. We now serve over 54,000 customer sites for many leading brands in the following vertical markets: healthcare (including retail pharmacies), food service and transportation/logistics. To date we have experienced almost no customer churn. Subsequent to end of fiscal 2018, one customer representing about 3,000 sites in the transportation sector, decided to terminate their relationship with this business. However, we are currently in the process of, and have had success, with negotiating direct agreements with impacted end-users to continue their monitoring services. We believe this termination is an isolated event and does not represent a trend. We will continue to seek and evaluate acquisitions that will further enhance our IoT Solutions segment as we believe this marketplace offers a path to a significant base of recurring revenue that can provide both stable revenue generation and significant growth for us.
In addition, Digi Wireless Design Services revenue increased $2.1 million and Digi Remote Manager® platform and Digi Support Services increased by $0.5 million.
2017 Compared to 2016
Services and solutions revenue for fiscal 2017 was $15.2 million compared to $6.9 in the prior fiscal year, an increase of $8.3 million, or 119.5%. The increase was primarily driven by the growth of our SmartSense by Digi™ business. Services and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

solutions revenue includes $6.1 million of incremental revenue from the acquisitions of SMART Temps® and FreshTemp® in fiscal 2017. We acquired SMART Temps® on January 9, 2017 and FreshTemp® on November 1, 2016. In addition, Digi Wireless Design Services revenue increased $0.9 million. Non-incremental revenue from our SmartSense by Digi™ group increased $0.6 million. Revenue from the Digi Remote Manager® platform and Digi Support Services increased by $0.6 million. In October 2017, subsequent to the end of our fiscal year, we acquired TempAlert, which is part of SmartSense by Digi™.
Revenue by Geographic Location
Our revenue by geographic location of our customers was:

	Revenue			% of Revenue
($ in millions)	2018	2017	2016	2018	2017	2016
North America, primarily United States	$163.4	$117.7	$131.5	71.5%	64.8%	64.8%
Europe, Middle East & Africa	39.2	39.4	44.9	17.2%	21.7%	22.1%
Asia	20.9	19.9	20.4	9.2%	11.0%	10.0%
Latin America	4.9	4.6	6.2	2.1%	2.5%	3.1%
Total revenue	$228.4	$181.6	$203.0	100.0%	100.0%	100.0%
2018 Compared to 2017
North America revenue in fiscal 2018 increased $45.7 million, or 38.8%, compared to fiscal 2017. This primarily was due to $22.2 million of incremental revenue related to the January 2018 acquisition of Accelerated and an increase in SmartSense by Digi™ revenue of $19.5 million, which includes $17.0 million of incremental revenue related to the October 2017 acquisition of TempAlert. In addition, we also experienced large sales of our terminal servers and RF products to certain customers. We are now seeing an increase in design wins and a building pipeline for our cellular Digi XBee® introduced in the prior fiscal year. In addition, we also had increases in our Digi Wireless Design Services revenue and Digi Remote Manager® platform. These partially were offset by decreases in sales of industrial cellular and USB connected products, as we had large sales to significant customers in the prior fiscal year.
EMEA revenue decreased $0.2 million, or 0.5%, in fiscal 2018 from fiscal 2017. The decrease was due to decreased revenue from terminal servers and certain embedded products that are in the mature portion of their product life cycle. This was offset partially by an increase in revenue from industrial cellular products and RF products. In addition, embedded modules revenue increased as a result of large project-based deals to certain customers. We experienced fluctuations of foreign currency rates, which had a favorable impact on total revenue of $0.6 million for fiscal 2018 as compared to fiscal 2017 due to the strengthening of the Euro and British Pound compared to the U.S. Dollar.
Revenue in Asian countries increased by $1.0 million, or 5.0%, in fiscal 2018 compared to fiscal 2017 mostly related to increased sales of embedded modules as a result of large project-based deals to certain customers and increased sales of RF products. This was partially offset by decreased revenue from certain embedded products as we had large sales to significant customers in the prior fiscal year. These products are in the mature portion of their product life cycle.
Latin America revenue increased by $0.3 million, or 6.3%, in fiscal 2018 from fiscal 2017.
2017 Compared to 2016
North America revenue in fiscal 2017 decreased $13.8 million, or 10.4%, compared to fiscal 2016, primarily related to a decrease in sales of terminal servers as we had significant sales to a large customer that bought numerous products in fiscal 2016 who did not make similar purchases in fiscal 2017. In addition, sales of Rabbit® modules decreased as it is in the mature phase of its product life cycle and is expected to go through an ongoing revenue decline. This was offset partially by an increase of $6.7 million related to SmartSense by Digi™ group, which included $6.1 of incremental revenue from the acquisitions of SMART Temps® and FreshTemp® in fiscal 2017.
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
Revenue by Distribution Channel
The following table presents our revenue by distribution channel:

	Revenue			% of Revenue
($ in millions)	2018	2017	2016	2018	2017	2016
Direct/OEM channel	$112.1	$70.0	$68.8	49.1%	38.5%	33.9%
Distributors channel	116.3	111.6	134.2	50.9%	61.5%	66.1%
Total revenue	$228.4	$181.6	$203.0	100.0%	100.0%	100.0%
2018 Compared to 2017
Revenue in fiscal 2018 in our Direct/OEM channel increased by $42.1 million, or 60.1%, compared to the prior fiscal year primarily resulting from increased revenues from our service offerings that are almost exclusively sold through direct channels. During fiscal 2018, revenue from our distributors increased by $4.7 million, or 4.2%, compared to fiscal 2017 primarily as a result of the large sales of terminal servers to certain customers that were sold through distributor channels.
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
GROSS PROFIT
2018 Compared to 2017
Gross profit was $108.9 million and $87.2 million in fiscal 2018 and 2017, respectively, an increase of $21.7 million, or 24.9%. The gross margin for fiscal 2018 was 47.7% compared to 48.0% in fiscal 2017.
Hardware product gross profit, excluding amortization, was $94.7 million and $81.1 million in fiscal 2018 and 2017, respectively, an increase of $13.6 million, or 16.8%. The hardware product gross margin for fiscal 2018 was 49.6% compared to 48.7% in fiscal 2017. The increase in gross margin was driven primarily by the January 2018 acquisition of Accelerated, which has a higher gross margin compared to many of our other products. This was offset partially by increased manufacturing costs related to the manufacturing transition.
Services and solutions gross profit, excluding amortization, was $17.0 million and $7.5 million in fiscal 2018 and 2017, respectively, an increase of $9.5 million, or 126.9%. The services and solutions gross margin for fiscal 2018 was 45.7% compared to 49.5% in fiscal 2017. The decrease in gross margin primarily was due to SmartSense by Digi™ during fiscal 2018 compared to the prior fiscal year, due primarily to product and customer mix, offset by increases in recurring revenue.
Gross profit was impacted negatively by amortization of $2.9 million in fiscal 2018 compared to $1.4 million in fiscal 2017, resulting in a decrease in gross profit by $1.5 million.
2017 Compared to 2016
Gross profit was $87.2 million and $99.7 million in fiscal 2017 and 2016, respectively, a decrease of $12.5 million, or 12.5%. The gross margin for fiscal 2017 was 48.0% compared to 49.1% in fiscal 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Hardware product gross profit, excluding amortization, was $81.1 million and $98.3 million in fiscal 2017 and 2016, respectively, a decrease of $17.2 million, or 17.5%. The hardware product gross margin for fiscal 2017 was 48.7% compared to 50.1% in fiscal 2016. Gross margin was impacted negatively by lower hardware product revenue and product mix during fiscal 2017 compared to the prior fiscal year. This was driven primarily by the decline in sales of terminal servers, which is a higher margin product compared to many of our other products.
Services and solutions gross profit, excluding amortization, was $7.5 million and $2.2 million in fiscal 2017 and 2016, respectively, an increase of $5.3 million, or 234.8%. The service gross margin for fiscal 2017 was 49.5% compared to 32.5% in fiscal 2014. The increase in gross margin is due primarily to the increase in service and solutions revenue mostly related to SmartSense by Digi™ during fiscal 2017 compared to the prior fiscal year.
Gross profit was impacted negatively by amortization of $1.4 million and $0.9 million in fiscal 2017 and 2016, respectively. This resulted in a decrease in gross profit of $0.5 million.
OPERATING EXPENSES
2018 Compared to 2017
Operating expenses were $106.6 million in fiscal 2018, an increase of $28.2 million, or 36.0%, compared to $78.4 million in fiscal 2017. Below is a summary of our operating expenses by function:
Sales and marketing expenses were $44.5 million and $34.0 million in fiscal 2018 and 2017, respectively, an increase of $10.5 million or 31.1%. This increase included $3.0 million of incremental sales and marketing expenses of Accelerated, which was acquired in January 2018. Compensation and employee-related expenses increased $6.7 million as a result of increased headcount, commissions and incentive compensation due to increased company performance, which includes incremental costs associated with the acquisition of TempAlert in October 2017. In addition, marketing costs increased $0.4 million due primarily to additional trade show expense and travel and entertainment expenses increased by $0.3 million.
Research and development expenses were $33.2 million and $28.6 million in fiscal 2018 and 2017, respectively, an increase of $4.6 million or 16.1%. This increase was due primarily to the incremental expenses of $2.1 million related to the acquisition of Accelerated in January 2018. Compensation and employee-related expenses increased by $2.1 million as a result of increased headcount and additional incentive compensation due to better company performance. Outside services for testing and certifications and development costs increased by $0.4 million. These increases include incremental costs associated with the acquisition of TempAlert in October 2017.
General and administrative expenses were $28.5 million and $13.3 million in fiscal 2018 and 2017, respectively, an increase of $15.2 million or 114.3%. This increase included $3.1 million of incremental expenses of Accelerated, which was acquired in January 2018. General and administrative expense also increased $5.7 million related to additional earn-out expenses, $3.2 million of additional amortization expense, and $2.3 million of increased compensation-related expenses primarily related to increased incentive compensation related to better company performance. In addition, there was an increase in professional fees of $0.8 million. These increases include incremental costs associated with the acquisition of TempAlert in October 2017.
Restructuring expenses were $0.3 million and $2.5 million in fiscal 2018 and 2017, respectively, a decrease of $2.2 million. For further information on restructuring expenses, see Note 10 to our Consolidated Financial Statements.
2017 Compared to 2016
Operating expenses were $78.4 million in fiscal 2017, a decrease of $4.2 million, or 5.1%, compared to $82.6 million in fiscal 2016. Below is a summary of our operating expenses by function:
Sales and marketing expenses were $34.0 million and $33.8 million in fiscal 2017 and 2016, respectively, an increase of $0.2 million or 0.3%. The increase was due primarily to incremental expenses for SMART Temps® of $1.9 million. This was offset partially by a reduction in compensation-related expenses of $1.8 million mostly related to lower incentive compensation expense.
Research and development expenses were $28.6 million and $31.0 million in fiscal 2017 and 2016, respectively, a decrease of $2.4 million or 7.7%. The decrease was due primarily to lower compensation-related expenses of $3.5 million mostly related

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to lower incentive compensation expenses caused by decreased company performance in fiscal 2017. This was offset partially by an increase of $0.7 million in incremental expenses for SMART Temps®.
General and administrative expenses were $13.3 million and $17.0 million in fiscal 2017 and 2016, respectively, a decrease of $3.7 million or 21.7%. This was due primarily to a net decrease of $3.7 million for adjustments to our contingent consideration liability accruals. In addition, we realized lower compensation and employee-related expenses of $2.6 million mostly related to lower incentive compensation expenses caused by decreased company performance in fiscal 2017. This was offset partially by an increase in acquisition expenses of $1.1 million and incremental expenses for SMART Temps® of $1.5 million.
Restructuring expenses were $2.5 million and $0.7 million in fiscal 2017 and fiscal 2016, respectively, an increase of $1.8 million. For further information on restructuring, see Note 10 to our Consolidated Financial Statements.
OTHER INCOME (EXPENSE), NET
2018 Compared to 2017
Total other income (expense), net was comprised of other income, net of $0.5 million in fiscal 2018 compared to other income, net of $0.7 million in fiscal 2017. In both fiscal 2018 and fiscal 2017, we recorded foreign currency net transaction gains of $0.1 million. Our interest income on marketable securities and cash and cash equivalents decreased from fiscal 2018 to fiscal 2017 as our average investment balance decreased from $94.6 million in fiscal 2017 to $39.7 million in fiscal 2018. We earned an average interest rate of 1.2% and 0.7% in fiscal 2018 and 2017, respectively.
2017 Compared to 2016
We recorded other income, net of $0.7 million in fiscal 2017 compared to other expense, net of $0.4 million in fiscal 2016. In fiscal 2017 we recorded foreign currency net transaction gains of $0.1 million compared to fiscal 2016 in which we recorded $0.7 million of foreign currency net transaction losses. Our interest income on marketable securities and cash and cash equivalents increased in fiscal 2017 from fiscal 2016. Our average investment balance decreased from $102.3 million in fiscal 2016 to $94.6 million in fiscal 2017. We earned an average interest rate of 0.7% and 0.4% in fiscal 2017 and 2016, respectively.
INCOME TAXES
Our effective income tax rates were 53.3%, 1.3% and 19.2% for fiscal 2018, 2017 and 2016, respectively. Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlements of audits (see Note 11 to our Consolidated Financial Statements).
During fiscal 2018, net tax expense discrete to the period were $1.5 million, primarily as a result of $3.0 million tax expense related to new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and $0.6 million for the adoption of ASU 2016-09 related to the accounting for the tax effects of stock compensation (discussed below). This was offset partially by a net tax benefit of $1.3 million for the release of valuation allowances. The valuation allowance release consists of a $1.1 million release of a valuation allowance against U.S. federal capital loss carryforward due to expected capital gains tax in fiscal 2019 resulting from the sale of our corporate headquarters building in October 2018 (see Note 18 to the Consolidated Financial Statements).
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to our fiscal year end, our statutory rate for fiscal 2018 will be a blend of the new and old tax rates. At September 30, 2018 we had not fully completed our accounting for the tax effects of enactment of the Act. However, in certain cases described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax expense amount of $3.0 million which is included as a component of income tax expense.
We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. This requires estimates of our changes in deferred tax assets and liabilities before and after the new statutory rate was enacted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As a result, we are still analyzing certain aspects of the legislation and refining our calculations such as, refining current year estimates and filings of tax returns, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of September 30, 2018, the provisional amount recorded related to the re-measurement of this deferred tax balance was $2.7 million. This is a result a federal income tax rate of 35% for fiscal 2017, 24.25% for fiscal 2018 and 21% for fiscal 2019 and beyond. Timing differences as of September 30, 2018 are estimated balances and thus will result in a change to our estimate of the deferred rate change. This estimate will be finalized with the filing of our fiscal 2018 income tax return. Since many of the deferred tax balances in the period include estimates of events that have not yet occurred, we are unable to determine the final impact of the tax change at this time.
In addition, we considered the potential tax expense impacts of the one-time transition tax. The transition tax is based on our total post-1986 earnings and profits (“E&P”) previously deferred from U.S. income taxes. A provisional amount for our one-time transition tax liability was recorded for foreign subsidiaries, including estimated state tax impacts. This resulted in an increase in income tax expense of $0.3 million for the twelve months ended September 30, 2018. We have not yet completed the calculation of E&P for foreign subsidiaries. Further, this transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of E&P previously deferred from U.S. federal taxation, evaluate the testing periods for cash and E&P measurement and finalize substantiation of material foreign taxes paid or accrued. Furthermore, it is expected that additional guidance will be forthcoming from U.S. Treasury which may or may not impact the final transition tax required. We will complete our accounting for the Act during the first quarter of fiscal 2019. We do not expect any material adjustments.
We adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” on October 1, 2017. As a result of the adoption, we recorded $0.6 million of excess tax expense related to our share-based payments in our provision for income taxes for the twelve months ended September 30, 2018. Historically, this was recorded in additional paid-in capital. The excess tax expense related to share-based payments are recognized as tax expense discretely related to the twelve months ended September 30, 2018.
During fiscal 2017, net tax benefits discrete to the period were $1.0 million, primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions.
During fiscal 2016, net tax benefits discrete to the period were $1.5 million, primarily from the reinstatement of the federal research and development tax credit for calendar year 2015 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. In addition, we filed amended income tax returns resulting in an additional domestic refund related to qualified manufacturing activities.
INFLATION
Management believes that during fiscal 2018, 2017 and 2016, inflation has not had a material effect on our consolidated statement of operations or financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SEGMENT RESULTS OF OPERATIONS
IoT PRODUCTS & SERVICES

	Year ended September 30,						% Increase (decrease)
($ in thousands)	2018		2017		2016		2018 compared to 2017	2017 compared to 2016
Revenue:
Hardware product	$191,050	94.8%	$166,480	95.5%	$196,101	96.9%	14.8	(15.1)
Services	10,456	5.2	7,757	4.5	6,193	3.1	34.8	25.3
Total revenue	201,506	100.0	174,237	100.0	202,294	100.0	15.7	(13.9)
Cost of sales:
Cost of hardware product	96,332	47.8	85,369	49.0	97,776	48.3	12.8	(12.7)
Cost of services	6,497	3.2	4,693	2.7	4,216	2.1	38.4	11.3
Amortization of intangibles	782	0.4	370	0.2	489	0.3	111.4	(24.3)
Total cost of sales	103,611	51.4	90,432	51.9	102,481	50.7	14.6	(11.8)
Gross profit	97,895	48.6	83,805	48.1	99,813	49.3	16.8	(16.0)
Total operating expenses	82,972	41.2	71,001	40.8	80,991	40.0	16.9	(12.3)
Operating income	$14,923	7.4%	$12,804	7.3%	$18,822	9.3%	16.5	(32.0)
IoT PRODUCTS & SERVICES REVENUE
2018 Compared to 2017
IoT Products & Services segment revenue was $201.5 million in fiscal 2018 compared to $174.2 million in fiscal 2017, an increase of $27.3 million, or 15.7%. Hardware product revenue increased $24.6 million, or 14.8%, in fiscal 2018 as compared to fiscal 2017 primarily due to $22.2 million of incremental revenue from our acquisition of Accelerated in January 2018. We also experienced increased sales of terminal servers, RF products and embedded modules. This was partially offset by a decrease in revenue of industrial cellular products, USB connected products and certain embedded products in their mature portion of their product life cycle. Services revenue from this segment increased $2.7 million, or 34.8%, in fiscal 2018 as compared to fiscal 2017 primarily due to revenue for Digi Wireless Design Services and Digi Remote Manager®. This was offset partially by a slight decrease in Digi Support Services revenue.
Revenue for this segment was favorably impacted by $0.6 million for the year ended September 30, 2018 primarily due to the strengthening of the British Pound and Euro compared to the U.S. Dollar.
2017 Compared to 2016
IoT Products & Services segment revenue was $174.2 million in fiscal 2017 compared to $202.3 million in fiscal 2016, a decrease of $28.1 million, or 13.9%. Hardware product revenue decreased $29.6 million, or 15.1%, in fiscal 2017 as compared to fiscal 2016 as performance decreased in all product categories. This was offset partially by an increase in services revenue from this segment of $1.5 million, or 25.3%, in fiscal 2017 as compared to fiscal 2016 as revenue for Digi Wireless Design Services, Digi Remote Manager® and Digi Support Services all increased.
Revenue for this segment was unfavorably impacted by $0.4 million for the year ended September 30, 2017 primarily due to the weakening of the British Pound and Euro compared to the U.S. Dollar.
IoT PRODUCTS & SERVICES OPERATING INCOME
2018 Compared to 2017
Operating income was $14.9 million in fiscal 2018 compared to $12.8 million in fiscal 2017, an increase of $2.1 million, or 16.5%. The increase was primarily due to an increase in our gross profit of $14.1 million, or 16.8%. This was offset partially by an increase in operating expenses of $12.0 million, or 16.9%. The increase in operating expenses was due primarily to incremental costs of $8.2 million associated with the acquisition of Accelerated in January 2018 and increased contingent consideration expenses of $5.7 million as we incurred expenses of $1.4 million in fiscal 2018 and a benefit of $4.3 million in fiscal 2017. In addition, employee-related expenses increased $1.3 million mostly related to an increase in incentive plan

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

compensation and commissions related to better company performance. This was offset partially by a decrease in restructuring expense of $2.2 million and a decrease of $0.6 million related to a gain on sale of assets as part of the manufacturing transition.
2017 Compared to 2016
Operating income was $12.8 million in fiscal 2017 compared to $18.8 million in fiscal 2016, a decrease of $6.0 million, or 32.0%. The decrease was due primarily to a reduction in our gross profit of $16.0 million, or 16.0%. This was offset by a decrease in operating expenses of $10.0 million, or 12.3%. The decrease in operating expenses was due primarily to a reduction in employee-related expenses of $9.4 million from a reduction in incentive plan compensation since thresholds were not met. In addition, we realized a net decrease of $3.7 million for adjustment to our contingent consideration liability accruals. This partially offset by an increase of $1.8 million for restructuring charges (see Note 10 to our Consolidated Financial Statements). In addition, there was an increase of $1.7 million in outside services and professional fees of which $1.1 million related to acquisition costs.
IoT SOLUTIONS

	Year ended September 30,						% Increase (decrease)	% Increase (decrease)
($ in thousands)	2018		2017		2016		2018 compared to 2017	2017 compared to 2016
Solutions revenue	$26,860	100.0%	$7,397	100.0%	$711	100.0%	263.1	940.4
Cost of sales:
Cost of solutions	13,783	51.3	2,954	40.0	446	62.7	366.6	562.3
Amortization of intangibles	2,089	7.8	1,074	14.5	398	56.0	94.5	169.8
Total cost of sales	15,872	59.1	4,028	54.5	844	118.7	294.0	377.3
Gross profit	10,988	40.9	3,369	45.5	(133)	(18.7)	(226.2)	(2,633.1)
Total operating expenses	23,589	87.8	7,366	99.5	1,584	222.8	220.2	365.0
Operating loss	$(12,601)	(46.9)%	$(3,997)	(54.0)%	$(1,717)	(241.5)%	215.3	132.8
IoT SOLUTIONS REVENUE
2018 Compared to 2017
IoT Solutions segment revenue was $26.9 million in fiscal 2018 compared to $7.4 million in fiscal 2017, an increase of $19.5 million, or 263.1%. The increase was driven primarily by the continued growth and expansion of the SmartSense by Digi™ business, which included incremental revenue from TempAlert of $17.0 million in fiscal 2018 (see Note 2 to our Consolidated Financial Statements). We now serve over 54,000 customer sites for many leading brands in the following vertical markets: healthcare (including retail pharmacies), food service and transportation/logistics. To date we have experienced almost no customer churn. Subsequent to end of fiscal 2018, one customer representing about 3,000 sites in the transportation sector, decided to terminate their relationship with this business. However, we are currently in the process of, and have had success, with negotiating direct agreements with impacted end-users to continue their monitoring services. We believe this termination is an isolated event and does not represent a trend. We will continue to seek and evaluate acquisitions that will further enhance our IoT Solutions segment as we believe this marketplace offers a path to a significant base of recurring revenue that can provide both stable revenue generation and significant growth for us.
2017 Compared to 2016
IoT Solutions segment revenue was $7.4 million in fiscal 2017 compared to $0.7 million in fiscal 2016, an increase of $6.7 million, or 940.4%. The increase was driven primarily by the continued growth and expansion of the IoT Solutions segment, which included incremental revenue from our recent acquisitions of SMART Temps® and FreshTemp® of $6.1 million in fiscal 2017 as compared to fiscal 2016 (see Note 2 to our Consolidated Financial Statements). As of September 30, 2017, we served nearly 14,000 customer sites.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IoT SOLUTIONS OPERATING LOSS
2018 Compared to 2017
Operating loss was $12.6 million in fiscal 2017 compared to $4.0 million in fiscal 2017, an increase of $8.6 million, or 215.3%. The increase in operating loss was due primarily to an increase in operating expenses of $16.2 million, or 220.2%. This was driven primarily by incremental operating expenses due to the recent acquisitions of TempAlert in October 2017 and SMART Temps® in January 2017, which included $3.2 million of incremental amortization. This was offset partially by an increase in our gross profit of $7.6 million, or 226.2%. We expect our IoT Solutions gross margin to increase in future periods as recurring revenue from this segment increases.
2017 Compared to 2016
Operating loss was $4.0 million in fiscal 2017 compared to $1.7 million in fiscal 2016, an increase of $2.3 million, or 132.8%. The increase in operating loss was due primarily to an increase in operating expenses of $5.8 million, or 365.0%. This was driven primarily by the recent acquisitions of SMART Temps® and FreshTemp®. This was offset partially by an increase in our gross profit of $3.5 million.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations principally with a combination of cash and cash equivalents, marketable securities and cash generated from operations. We held cash, cash equivalents and short-term marketable securities of $62.8 million, $110.2 million and $134.1 million at September 30, 2018, 2017 and 2016, respectively. Our working capital was $128.1 million, $156.4 million and $171.8 million at September 30, 2018, 2017 and 2016, respectively. The decrease of cash, cash equivalents and short-term marketable securities and working capital during fiscal 2018 was attributable primarily to the acquisitions of TempAlert in October 2017 and Accelerated in January 2018 (see Note 2 to the Consolidated Financial Statements). Subsequent to the end of fiscal 2018, during the first quarter of fiscal 2019, we received $9.7 million from two customers of which $7.4 million was applied to accounts receivable.
Consolidated Statements of Cash Flows Highlights:

	Year ended September 30,
($ in thousands)	2018	2017	2016
Operating activities	$(2,778)	$2,475	$27,089
Investing activities	(23,337)	(3,743)	(3,780)
Financing activities	5,828	3,057	7,749
Effect of exchange rate changes on cash and cash equivalents	79	706	(349)
Net (decrease) increase in cash and cash equivalents	$(20,208)	$2,495	$30,709
2018 Compared to 2017
Net cash used in operating activities was $2.7 million during fiscal 2018 compared to net cash provided by operating activities of $2.5 million in fiscal 2017, a net decrease of $5.2 million. This net decrease was due primarily to a decrease of $10.0 million from changes in operating assets and liabilities. This decrease was offset by an increase of $4.8 million in net income adjusted for non-cash items. The net decrease in cash flows relating to operating assets was due primarily to net cash used of $17.8 million for accounts receivable and $4.7 million for inventory as we had increased revenue and inventory in fiscal 2018. In addition, we had decreases in prepaids and other assets of $2.0 million. This was offset partially by a net increase in cash flows of operating liabilities related to accounts payable of $6.3 million and accrued liabilities of $7.5 million mostly relating to payouts of incentive compensation accruals in fiscal 2017 that were not repeated in fiscal 2018. In addition, we had an increase of $0.7 million relating to taxes payable.
Net cash used in investing activities was $23.3 million in fiscal 2018 compared to $3.7 million in fiscal 2017, resulting in a net decrease in cash flows of $19.6 million. This decrease was primarily the result of $26.2 million in fewer expenditures for acquisitions (see Note 2 to Consolidated Financial Statements) and $1.0 million fewer proceeds relating to the sale of Etherios as we received $2.0 million in fiscal 2018 offset by $3.0 million received in fiscal 2017 (see Note 3 to Consolidated Financial Statements). This was offset partially by $6.9 million of additional proceeds from the sales of marketable securities and $0.7 million relating to a sale of equipment in fiscal 2018.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by financing activities was $5.8 million in fiscal 2018 compared to $3.1 million in fiscal 2017, resulting in a net increase in cash flows of $2.7 million. This net increase was due primarily to $2.0 million of additional proceeds from exercises of stock options and employee stock purchase plan transactions in fiscal 2018 compared to fiscal 2017. In addition, we had a net increase in cash flows related to an acquisition earn-out payment of $0.5 million paid fiscal 2017 and $0.2 million of additional purchases of common stock.
2017 Compared to 2016
Net cash provided by operating activities was $2.5 million during fiscal 2017 compared to $27.1 million in fiscal 2016, a net decrease of $24.6 million. This net decrease was due primarily to a decrease of $7.8 million of net income adjusted for non-cash items and a net decrease in cash flows from changes in operating assets and liabilities of $16.8 million. The net decrease in cash flows resulting from changes in operating assets and liabilities of $16.8 million due primarily to a decrease of $8.5 million from an increase in inventory in fiscal 2017 compared to fiscal 2016, a $5.2 million decrease in cash flows related to accounts payable and a $6.7 million decrease in accrued liabilities primarily resulting from payouts of incentive compensation accruals on fiscal 2016 incentive compensation. This was offset partially by an increase of $2.0 million increase in cash flows as our accounts receivable increased by a smaller amount in fiscal 2017 compared to fiscal 2016 and $1.6 million related to income taxes payable.
Net cash used in investing activities was $3.7 million in fiscal 2017 compared $3.8 million in fiscal 2016, an increase of $0.1 million. There were net maturities of marketable securities in fiscal 2017 compared to net purchases of marketable securities in fiscal 2016 which accounted for a $26.2 million increase. In addition, there was an increase of $0.9 million related to fewer capital expenditures and $0.2 million of additional proceeds from the sale of Etherios as we received $3.0 million in fiscal 2017 compared to $2.8 million in fiscal 2016. This was offset partially by a decrease of $27.3 million related to additional expenditures for acquisitions (see Note 2 to the Consolidated Financial Statements).
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
Approximately $20.3 million of cash and cash equivalents was being held by our controlled foreign subsidiaries at September 30, 2018. At September 30, 2018, we had $4.0 million of accumulated undistributed foreign earnings that are indefinitely reinvested in non-U.S. subsidiaries, resulting in slightly more than half of our cash and cash equivalents being held by non-U.S. subsidiaries. Although we have no current need to repatriate historical earnings in the form of cash in the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be immaterial.
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2018:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$8,619	$1,986	$2,910	$1,887	$1,836
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $1.6 million as of September 30, 2018. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments. Also, subsequent to the end of fiscal 2018, in October 2018, we signed a thirteen year lease agreement with minimum lease obligations of $15.9 million with Colfin Midwest NNN Investor, LLC for office space for our new corporate headquarters (see Note 18 to our Consolidated Financial Statements).
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
During 2018, we had approximately $65.0 million of revenue related to foreign customers including export sales, of which $9.7 million was denominated in foreign currency, predominantly the Euro and British Pound. During fiscal 2017 and 2016, we had approximately $63.9 million and $71.5 million, respectively, of revenue to foreign customers including export sales, of which $18.2 million and $22.9 million, respectively, were denominated in foreign currency, predominantly the Euro and British Pound. In future periods, we expect that the majority of our sales will be in U.S. Dollar.
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
REVENUE RECOGNITION
Our revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and Direct/OEM customers. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct / OEMs are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all years presented. The reserve for future returns and pricing adjustments was $2.6 million at September 30, 2018 and $2.2 million at September 30, 2017.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue recognized for service revenue as a percentage of total revenue represented 16.3%, 8.3% and 3.4% in fiscal 2018, 2017 and 2016, respectively. Our service revenue is derived primarily from SmartSense by Digi™, Digi Wireless Design Services and Digi Support Services. Our equipment and implementation fees are recorded as a sale up–front due to these items having stand–alone value to the customer because the customer can utilize our equipment with other monitoring services or use our monitoring services with hardware purchased from other vendors. Our installation charges are recorded when the product is installed. Our subscription revenue is recorded on a monthly basis. These subscriptions are generally for one year, but can be as long as five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term. We also have some service revenue that is derived from our Digi Remote Manager®, which is a platform-as-a-service (PaaS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information.  In addition, we have small amounts of revenue from our Digi Support Services. We recognize service revenue from our Digi Wireless Design Services, SmartSense by Digi™ and Digi Remote Manager® based upon performance, including final product delivery and customer acceptance.  In addition, we recognize small amounts of revenue from Digi Support Services which is recognized over the life of the contract, and training as the services are performed.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain an allowance for doubtful accounts, which reflects the estimate of losses that may result from the inability of some of our customers to make required payments. The estimate for the allowance for doubtful accounts is based on known circumstances regarding collectability of customer accounts and historical collections experience. If the financial condition of one or more of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required. Material differences between the historical trends used to estimate the allowance for doubtful accounts and actual collection experience could result in a material change to our consolidated results of operations or financial position. The allowance for doubtful accounts was $1.1 million at September 30, 2018 and $0.3 million at September 30, 2017.
INVENTORIES
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
We have two reportable operating segments, our IoT Solutions segment and our IoT Products & Services segment (see Note 5 to the Condensed Consolidated Financial Statements). As a result, we concluded that the IoT Solutions segment and the IoT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Products & Services segment constitute separate reporting units for purposes of the ASC 350-20-35 "Goodwill Measurement of Impairment" assessment and both units were tested individually for impairment.
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
At June 30, 2018, we had a total of $104.6 million of goodwill on our Condensed Consolidated Balance Sheet for the IoT Products & Services reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 36%. At June 30, 2018, we had a total of $50.0 million of goodwill on our Condensed Consolidated Balance Sheet for the Solutions reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 7%. Based on that data, we concluded that no impairment was indicated for either reporting unit and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. During the fourth quarter of fiscal 2018, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2018, and we concluded that no additional impairment assessment was required.
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

"Fair Value Measurement". We used a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is re-measured with the change in fair value recognized in general and administrative expense and interest expense in our Condensed Consolidated Statements of Operations. Amounts, if any, paid to the seller in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the seller not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities. At September 30, 2018 and 2017, the fair value of our contingent consideration was $10.1 million and $6.4 million, respectively.
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
We have unrecognized tax benefits of $1.6 million at September 30, 2018. We expect that it is reasonably possible that the total amounts of unrecognized tax benefits that will decrease over the next 12 months due to the expiration of various statutes of limitations will be immaterial. The total amount of unrecognized tax benefits that if recognized would affect our effective tax rate is $1.4 million.  We recognize interest and penalties related to income tax matters in income tax expense.
WARRANTIES
In general, we warrant our products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one to five years. We typically have the option to repair or replace products we deem defective due to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual. The product warranty accrual was $1.2 million at September 30, 2018 and $1.0 million at September 30, 2017.
We also warrant our software or firmware incorporated into our products generally for a period of one year and offer to provide a bug fix or software patch within a reasonable period. We have not accrued specifically for this warranty and have not had claims specifically related to the software.

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
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar:

	Fiscal year ended September 30,		% increase
	2018	2017	(decrease)
Euro	1.1903	1.1047	7.7%
British Pound	1.3458	1.2673	6.2%
Japanese Yen	0.0093	0.0090	3.3%
Canadian Dollar	0.7789	0.7615	2.3%
A 10.0% change from the 2018 average exchange rate for the Euro, British Pound, Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 0.4% increase or decrease in fiscal 2018 annual revenue and a 1.6% increase or decrease in stockholders' equity at September 30, 2018. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rate.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2018, and the related notes and financial statement schedules included under item 15 (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 21, 2018 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota
November 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Digi International Inc.
In our opinion, the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended September 30, 2016 present fairly, in all material respects, the results of operations and cash flows of Digi International Inc. and its subsidiaries for the year ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended September 30, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
December 13, 2016, except for the change in composition of reportable segments discussed in Note 5 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2017 annual report on Form 10-K, as to which the date is November 22, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal years ended September 30,
	2018	2017	2016
	(in thousands, except per common share data)
Revenue:
Hardware product	$191,050	$166,480	$196,101
Services and solutions	37,316	15,154	6,904
Total revenue	228,366	181,634	203,005
Cost of sales:
Cost of hardware product	96,332	85,369	97,776
Cost of services and solutions	20,280	7,647	4,662
Amortization	2,871	1,444	887
Total cost of sales	119,483	94,460	103,325
Gross profit	108,883	87,174	99,680
Operating expenses:
Sales and marketing	44,517	33,955	33,847
Research and development	33,178	28,566	30,955
General and administrative	28,565	13,331	17,026
Restructuring charges, net	301	2,515	747
Total operating expenses	106,561	78,367	82,575
Operating income	2,322	8,807	17,105
Other income (expense), net:
Interest income	445	656	545
Interest expense	(25)	(48)	(291)
Other income (expense), net	48	76	(669)
Total other income (expense), net	468	684	(415)
Income from continuing operations, before income taxes	2,790	9,491	16,690
Income tax provision	1,487	125	3,212
Income from continuing operations	1,303	9,366	13,478
Income from discontinued operations, after income taxes	—	—	3,230
Net income	$1,303	$9,366	$16,708

Basic net income per common share:
Continuing operations	$0.05	$0.35	$0.52
Discontinued operations	$—	$—	$0.13
Net income	$0.05	$0.35	$0.65
Diluted net income per common share:
Continuing operations	$0.05	$0.35	$0.51
Discontinued operations	$—	$—	$0.12
Net income (1)	$0.05	$0.35	$0.64
Weighted average common shares:
Basic	27,083	26,432	25,760
Diluted	27,652	27,099	26,311
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended September 30,
	2018	2017	2016
	(in thousands)
Net income	$1,303	$9,366	$16,708
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(865)	2,041	(2,107)
Change in net unrealized (loss) gain on investments	(31)	(14)	53
Less income tax benefit (provision)	6	5	(20)
Reclassification of realized loss (gain) on investments included in net income (1)	31	—	(7)
Less income tax benefit (provision) (2)	(8)	—	3
Other comprehensive (loss) income, net of tax	(867)	2,032	(2,078)
Comprehensive income	$436	$11,398	$14,630

(1)	Recorded in Other income (expense), net in our Consolidated Statements of Operations.

(2)	Recorded in Income tax provision in our Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2018	2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$58,014	$78,222
Marketable securities	4,736	32,015
Accounts receivable, net	50,817	28,855
Inventories	41,644	30,238
Receivable from sale of business	—	1,998
Other	2,613	3,032
Assets held for sale	5,220	—
Total current assets	163,044	174,360
Marketable securities, long-term	—	4,753
Property, equipment and improvements, net	6,270	12,801
Identifiable intangible assets, net	39,320	11,800
Goodwill	154,535	131,995
Deferred tax assets	6,665	9,211
Other	1,291	269
Total assets	$371,125	$345,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,911	$6,240
Accrued compensation	8,190	4,325
Accrued warranty	1,172	987
Accrued professional fees	1,367	928
Unearned revenue	2,579	1,343
Accrued restructuring	453	1,656
Contingent consideration on acquired businesses	5,890	388
Other	2,413	2,113
Total current liabilities	34,975	17,980
Income taxes payable	851	877
Deferred tax liabilities	334	534
Contingent consideration on acquired businesses	4,175	6,000
Other non-current liabilities	510	654
Total liabilities	40,845	26,045
Commitments and Contingencies (see Notes 15 & 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 33,812,838 and 33,007,993 shares issued	338	330
Additional paid-in capital	255,936	245,528
Retained earnings	151,748	150,478
Accumulated other comprehensive loss	(23,526)	(22,659)
Treasury stock, at cost, 6,385,336 and 6,436,578 shares	(54,216)	(54,533)
Total stockholders’ equity	330,280	319,144
Total liabilities and stockholders’ equity	$371,125	$345,189
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal years ended September 30,
	2018	2017	2016
Operating activities:	(in thousands)
Net income	$1,303	$9,366	$16,708
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, equipment and improvements	2,835	2,900	2,742
Amortization of identifiable intangible assets	9,435	2,597	1,872
Stock-based compensation	4,854	4,659	3,654
Excess tax benefits from stock-based compensation	—	(326)	(212)
Deferred income tax (benefit) provision	(508)	(2,108)	1,115
Gain on sale of property, equipment and improvements	(622)	—	—
Gain on sale of business	—	—	(2,870)
Change in fair value of contingent consideration	1,377	(4,364)	(441)
Bad debt/product return provision	1,120	361	168
Inventory obsolescence	2,056	1,850	1,734
Restructuring charges, net	301	2,515	747
Other	67	(9)	66
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(17,002)	833	(1,188)
Inventories	(9,186)	(4,484)	3,993
Other assets	(1,412)	562	597
Income taxes	697	(3)	(1,589)
Accounts payable	2,728	(3,536)	1,612
Accrued expenses	(821)	(8,338)	(1,619)
Net cash (used in) provided by operating activities	(2,778)	2,475	27,089
Investing activities:
Purchase of marketable securities	—	(61,964)	(74,759)
Proceeds from maturities of marketable securities	32,032	87,105	73,706
Proceeds from sale of business	2,000	3,000	2,849
Acquisition of businesses, net of cash acquired	(56,258)	(30,111)	(2,860)
Proceeds from sale of property and equipment	731	—	—
Proceeds from sale of investment	—	—	13
Purchase of property, equipment, improvements and certain other intangible assets	(1,842)	(1,773)	(2,729)
Net cash used in investing activities	(23,337)	(3,743)	(3,780)
Financing activities:
Acquisition earn-out payments	—	(518)	—
Excess tax benefits from stock-based compensation	—	326	212
Proceeds from stock option plan transactions	5,460	3,502	7,191
Proceeds from employee stock purchase plan transactions	1,115	685	896
Repurchase of common stock	(748)	(938)	(550)
Net cash provided by financing activities	5,827	3,057	7,749
Effect of exchange rate changes on cash and cash equivalents	80	706	(349)
Net (decrease) increase in cash and cash equivalents	(20,208)	2,495	30,709
Cash and cash equivalents, beginning of period	78,222	75,727	45,018
Cash and cash equivalents, end of period	$58,014	$78,222	$75,727

Supplemental disclosures of cash flow information:
Interest paid	$10	$1	$9
Income taxes paid, net	$1,235	$2,129	$3,029
Supplemental schedule of non-cash investing and financing activities:
Accrual for capitalized intangible asset	$(78)	$(36)	$(183)
Receivable related to sale of business	$—	$—	$4,956
Liability related to acquisition of business	$(2,300)	$(1,310)	$(10,550)

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2018, 2017 and 2016
(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2015	31,534	$315	6,487	$(54,535)	$227,367	$124,404	$(22,613)	$274,938
Net income						16,708		16,708
Other comprehensive loss							(2,078)	(2,078)
Employee stock purchase plan issuances			(104)	876	20			896
Repurchase of common stock			48	(550)				(550)
Issuance of stock under stock award plans	937	10			7,181			7,191
Tax impact from equity awards					(914)			(914)
Accelerated vesting of Etherios stock award plans					184			184
Stock-based compensation expense					3,654			3,654
Balances, September 30, 2016	32,471	$325	6,431	$(54,209)	$237,492	$141,112	$(24,691)	$300,029
Net income						9,366		9,366
Other comprehensive income							2,032	2,032
Employee stock purchase plan issuances			(72)	614	71			685
Repurchase of common stock			78	(938)				(938)
Issuance of stock under stock award plans	537	5			3,497			3,502
Tax impact from equity awards					(191)			(191)
Stock-based compensation expense					4,659			4,659
Balances, September 30, 2017	33,008	$330	6,437	$(54,533)	$245,528	$150,478	$(22,659)	$319,144
Cumulative-effect adjustment from adoption of ASU 2016-09					52	(33)		19
Net income						1,303		1,303
Other comprehensive loss							(867)	(867)
Employee stock purchase plan issuances			(126)	1,065	50			1,115
Repurchase of common stock			74	(748)				(748)
Issuance of stock under stock award plans	805	8			5,452			5,460
Stock-based compensation expense					4,854			4,854
Balances, September 30, 2018	33,813	$338	6,385	$(54,216)	$255,936	$151,748	$(23,526)	$330,280

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
We are a leading global provider of business and mission-critical and Internet of Things ("IoT") connectivity products and services. We help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. We have two reportable operating segments under applicable accounting standards: (i) IoT Products & Services (formerly "M2M") segment; and (ii) IoT Solutions (formerly "Solutions") segment.
Our IoT Products & Services segment consists primarily of distinct communications products and communication product development services. Among other things, these products and services help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. This segment creates secure, easy-to-implement embedded solutions and services to help customers build IoT connectivity. It also deploys ready-to-use, complete box solutions to connect remote equipment, including products from our January 2018 acquisition of Accelerated Concepts, Inc. ("Accelerated"). The IoT Products & Services segment also offers dedicated professional services for the design of specialized wireless communications products for customers. Finally, this segment offers managed cloud services that enable customers to capture and manage data from devices they connect to networks. Our IoT products and services are used by a wide range of businesses and institutions.
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on three primary vertical markets: healthcare (including retail pharmacies), food service and transportation/logistics. The solutions are marketed as SmartSense by Digi™, formerly Digi Smart Solutions. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions. These include: the October 2015 acquisition of Bluenica Corporation ("Bluenica"), the November 2016 acquisition of FreshTemp®, LLC ("FreshTemp®"), the January 2017 acquisition of SMART Temps®, LLC ("SMART Temps®") and the October 2017 acquisition of TempAlert, LLC ("TempAlert").
Discontinued Operations
On October 23, 2015, we sold all of the outstanding stock of our wholly owned subsidiary, Etherios Inc. (Etherios) to West Monroe Partners, LLC. Because the sale of Etherios represented a strategic shift that had a major effect on our operations and financial results, we classified our Etherios business as discontinued operations, which requires retrospective application to financial information for all periods presented. Since the cost of segregating the consolidated statement of cash flows outweighed the benefits, we elected not to segregate our consolidated statement of cash flows as the material items in the operating and investing sections are disclosed in Note 3 to our Consolidated Financial Statements.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified to conform to our fiscal 2018 presentation. On the Consolidated Balance Sheet for the period ended September 30, 2017, contingent consideration on acquired businesses has been reclassified from other current liabilities to its own respective line item.
Cash Equivalents
Cash equivalents consist of money market accounts and other highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturities of these investments. We maintain our cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.
Marketable Securities
Marketable securities consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. All marketable securities are accounted for as available-for-sale and are carried at fair value on our consolidated balance sheets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security when available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers.
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
Inventories
Inventories are stated at the lower of cost or net realizable value, with cost determined using the lower of cost or net-realizable value. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.
Property, Equipment and Improvements, Net
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over the estimated asset useful lives. Furniture and fixtures, purchased software and other equipment are depreciated over a period of three to seven years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively (see Note 6 to the Consolidated Financial Statements for regarding Assets held for sale at September 30, 2018).
Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.
Identifiable Intangible Assets
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. All other identifiable intangible assets are amortized on either a straight-line basis over their estimated useful lives of three to twelve years or based on the pattern in which the asset is consumed. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is included in cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing cash flow valuation technique using the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. There were no material impairments identified in fiscal 2018, 2017 or 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We have two reportable operating segments, our IoT Solutions segment and our IoT Products & Services segment (see Note 5 to the Condensed Consolidated Financial Statements). As a result, we concluded that the IoT Solutions segment and the IoT Products & Services segment constitute separate reporting units for purposes of the ASC 350-20-35 "Goodwill Measurement of Impairment" assessment and both units were tested individually for impairment.
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
At June 30, 2018, we had a total of $104.6 million of goodwill on our Condensed Consolidated Balance Sheet for the IoT Products & Services reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 36%. At June 30, 2018, we had a total of $50.0 million of goodwill on our Condensed Consolidated Balance Sheet for the Solutions reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 7%. Based on that data, we concluded that no impairment was indicated for either reporting unit and we were not required to complete the second step of the goodwill impairment analysis. No goodwill impairment charges were recorded. During the fourth quarter of fiscal 2018, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2018, and we concluded that no additional impairment assessment was required.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Should the facts and circumstances surrounding our assumptions change, the first step of our goodwill impairment analysis may fail. Assumptions and estimates to determine fair values are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill. An impairment could have a material effect on our consolidated balance sheet and results of operations. We have not had a goodwill impairment loss since the adoption of ASC 350, Intangibles-Goodwill and Other, in fiscal 2003.
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
We also warrant our software or firmware incorporated into our products generally for a period of one year and offer to provide a bug fix or software patch within a reasonable period. We have not accrued specifically for this warranty and have not had claims specifically related to the software.
Treasury Stock
We record treasury stock at cost. Treasury stock includes shares purchased from employees for tax withholding purposes related to vesting of restricted stock awards.
Revenue Recognition
We recognize revenue in accordance with authoritative guidance issued by Financial Accounting Standards Board ("FASB") related to revenue recognition.
Hardware product revenue as a percentage of total revenue was 83.7%, 91.7% and 96.6% in fiscal 2018, 2017 and 2016, respectively. We recognize hardware product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, collectability is reasonably assured and there are no post-delivery obligations, other than warranty. Under these criteria, product revenue generally is recognized upon shipment of product to customers.
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
Services and solutions revenue as a percentage of total revenue represented 16.3%, 8.3% and 3.4% in fiscal 2018, 2017 and 2016, respectively. Our services and solutions revenue is derived primarily from our Digi Wireless Design Services and our SmartSense by Digi™. Our SmartSense by Digi™ revenue includes subscription revenue, support and equipment. Our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
equipment and implementation fees are recorded as a sale up–front due to these items having stand–alone value to the customer because the customer can utilize our equipment with other monitoring services or use our monitoring services with hardware purchased from other vendors. Our installation charges are recorded when the product is installed. Our subscription revenue is recorded on a monthly basis. These subscriptions are generally for one year, but can be as long as five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term. We also have some service revenue that is derived from our Digi Remote Manager®, which is a platform-as-a-service (PaaS) offering in which customers pay for services consumed in terms of devices being managed and monitored, or as a monthly service fee for access to information. In addition, we recognize small amounts of revenue from our Digi Support Services which is recognized over the life of the contract, and training as the services are performed. We recognize revenue from our Digi Wireless Design Services, SmartSense by Digi™ and Digi Remote Manager® based upon performance, including final product delivery and customer acceptance.
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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except for our Singapore location which uses the U.S. Dollar as its functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our larger international subsidiaries, statements of operations accounts are translated at the daily rate. For all other international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During both fiscal 2018 and 2017 there were net transaction gains of $0.1 million, and during fiscal 2016, there were net transaction losses of $(0.7) million that were recorded in other income (expense), net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Fiscal years ended September 30,
	2018	2017	2016
Numerator:
Income from continuing operations	$1,303	$9,366	$13,478
Income from discontinued operations, after income taxes	$—	$—	$3,230
Net income	$1,303	$9,366	$16,708
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	27,083	26,432	25,760
Effect of dilutive securities:
Stock options and restricted stock units	569	667	551
Denominator for diluted net income per common share — adjusted weighted average shares	27,652	27,099	26,311

Basic net income per common share:
Continuing operations	$0.05	$0.35	$0.52
Discontinued operations	$—	$—	$0.13
Net income	$0.05	$0.35	$0.65
Diluted net income per common share:
Continuing operations	$0.05	$0.35	$0.51
Discontinued operations	$—	$—	$0.12
Net income (1)	$0.05	$0.35	$0.64
(1) Earnings per share presented are calculated by line item and may not add due to the use of rounded amounts.
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. At September 30, 2018, 2017 and 2016, such excluded stock options were 925,063, 1,142,322 and 1,519,691, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Developments
Adopted
In March 2016, the FASB issued Accounting Standards Updated (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We adopted ASU 2016-09 on October 1, 2017. There was no material impact on our condensed consolidated financial statements.
Below is a summary of the impact upon adoption of ASU 2016-09:

•
In accordance with ASU 2016-09, beginning on October 1, 2017, we prospectively recorded excess tax benefits/deficiencies as an income tax benefit/expense in the statement of operations. This resulted in a $0.6 million tax deficiency in the twelve months ended September 30, 2018, resulting in an unfavorable impact to EPS of $0.02 per diluted share. This amount was recognized as a discrete item within income tax expense in the condensed consolidated statement of operations.

•
We adjusted our dilutive shares to remove the excess tax benefits from the calculation of EPS on a prospective basis beginning October 2, 2017. The revised calculation is more dilutive, but did not have a material impact on the Company’s diluted EPS calculation for the three months ended December 31, 2017.

•
Further, we had no tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable, therefore, there was no cumulative-effect adjustment to our beginning retained earnings on October 1, 2017.

•
Additionally, we prospectively adopted the provision to classify excess tax benefits and deficiencies within cash flows from operating activities as part of cash payments for taxes on the statement of cash flows. Prior periods on the statement of cash flows have not been adjusted.

•
Upon adoption of ASU 2016-09, we account for forfeitures as they occur, rather than estimating forfeitures as of an awards grant date. This change in accounting policy election was adopted using a modified retrospective transition method and on October 1, 2017, we recognized a cumulative effect unfavorable adjustment to retained earnings of approximately $33,000.

•
We have previously shown separately, tax payments made on behalf of an employee by repurchasing shares of stock as cash outflows from financing activities on the statement of cash flows. This provision was retrospectively adopted, and prior period cash flows already conformed with this presentation.

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
Not Yet Adopted
In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This standard requires that revenue is recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospectively method). We elected to adopt the standard effective October 1, 2018 using the full retrospective method to restate each prior reporting period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The most significant impact of the standard relates to our accounting for nonrefundable upfront fees related to implementation and related equipment cost which will be recognized over the expected useful life of the equipment. In addition, the standard requires the deferral of certain contract costs which will be amortized over the term of the initial and expected renewal periods of the contract. We will amortize these costs over the calculated average expected life of the pool of contracts closed during the period. We will elect the practical expedient and not capitalize commissions for contracts with cost amortization periods of one year or less.
The adoption of the standard related to the new revenue recognition is expected to impact our reported results as follows:

	Fiscal year ended September 30, 2018
(in thousands, except per common share data)	As Reported	Impact of Adoption	As Adjusted
Revenue:
Hardware product	$191,050	$—	$191,050
Services and solutions	37,316	(1,473)	35,843
Total revenue	228,366	(1,473)	226,893
Cost of sales:
Cost of hardware product	96,332	—	96,332
Cost of services and solutions	20,280	(1,644)	18,636
Amortization	2,871	—	2,871
Total cost of sales	119,483	(1,644)	117,839
Gross profit	108,883	171	109,054
Operating expenses	106,561	(289)	106,272
Operating income	2,322	460	2,782
Net income	$1,303	$328	$1,631
Diluted earnings per share	$0.05	$0.01	$0.06

	Fiscal year ended September 30, 2017
(in thousands, except per common share data)	As Reported	Impact of Adoption	As Adjusted
Revenue:
Hardware product	$166,480	—	$166,480
Services and solutions	15,154	(294)	14,860
Total revenue	181,634	(294)	181,340
Cost of sales:
Cost of hardware product	85,369	—	85,369
Cost of services and solutions	7,647	(353)	7,294
Amortization	1,444	—	1,444
Total cost of sales	94,460	(353)	94,107
Gross profit	87,174	59	87,233
Operating expenses	78,367	—	78,367
Operating income	8,807	59	8,866
Net income	$9,366	37	$9,403
Diluted earnings per share	$0.35	$—	$0.35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	September 30, 2018
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$50,817	$(998)	$49,819
Other current assets	$2,613	$885	$3,498
Deferred tax assets	$6,665	$(65)	$6,600
Other non-current assets	$1,291	$1,199	$2,490
Other current liabilities	$2,413	$598	$3,011
Other non-current liabilities	$510	$210	$720
Stockholders' equity	$330,280	$213	$330,493

	September 30, 2017
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Other current assets	$3,032	$172	$3,204
Deferred tax assets	$9,211	$67	$9,278
Other non-current assets	$269	$268	$537
Other current liabilities	$2,113	$469	$2,582
Other non-current liabilities	$654	$153	$807
Stockholders' equity	$319,144	$(115)	$319,029
Adoption of the standards related to revenue recognition had no impact to cash from our used in operating, financing or investing on our consolidated statements of cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
2. ACQUISITIONS
Fiscal 2018 Acquisitions
Acquisition of Accelerated Concepts, Inc.
On January 22, 2018, we purchased all the outstanding stock of Accelerated Concepts, Inc. (“Accelerated”), a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications. This acquisition is included with our IoT Products and Services segment.
The terms of the acquisition include an upfront cash payment together with future earn-out payments. Cash of $16.4 million (excluding cash acquired of $0.2 million) was paid. The earn-out payments are scheduled to be paid in two installments and the payment amount, if any, will be calculated based on the revenue performance of Accelerated products. The first installment will be based on revenues from January 22, 2018 through January 21, 2019 (the “2018 period”) and the second installment will be based on revenues from January 22, 2019 through January 21, 2020 (the “2019 period”). The cumulative amount of these earn-outs will be $4.5 million if certain revenue thresholds are met. Additional payments, not to exceed $2.0 million for both installments, may also be due depending on revenue performance. The fair value of this contingent consideration was $2.3 million at the date of acquisition and $4.4 million at September 30, 2018 (see Note 8 to the Consolidated Financial Statements). We have determined that the fair value of the earn-out on the acquisition date will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out.
The purchase price was allocated to the estimated fair value of assets and liabilities assumed. The purchase price allocation resulted in the recognition of $5.7 million of goodwill. For tax purposes, this acquisition is treated as a stock acquisition, therefore, the goodwill is not deductible. We believe this is a complementary acquisition for us as it significantly enhances our existing cellular product lines and immediately extends our market reach with a line of commercial routers and network

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS (CONTINUED)
appliance products. This acquisition will further enhance and expand the capabilities of the IoT Products and Services segment (see Note 5 to our Consolidated Financial Statements).
The Accelerated acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date.
The following table summarizes the final values of Accelerated assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$16,430
Fair value of contingent consideration on acquired business	2,300
Total purchase price consideration	$18,730

Fair value of net tangible assets acquired	$766
Fair value of identifiable intangible assets acquired:
Customer relationships	6,500
Purchased and core technology	3,000
Trade name and trademarks	1,000
Order backlog	1,800
Goodwill	5,664
Total	$18,730
Operating results for Accelerated after January 22, 2018 are included in our Consolidated Statements of Operations. The Consolidated Balance Sheet as of September 30, 2018 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The net working capital values were finalized during the fourth quarter of fiscal 2018.
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
The amounts of revenue and net income included in the Consolidated Statements of Operations from the acquisition date of January 22, 2018 were $22.2 million and $2.8 million, respectively. Costs directly related to the acquisition of $0.3 million incurred in fiscal 2018 have been charged directly to operations and are included in general and administrative expense in our Consolidated Statements of Operations. These acquisition costs include legal, accounting and valuation fees.
Acquisition of TempAlert LLC
On October 20, 2017, we purchased all the outstanding interests of TempAlert LLC (“TempAlert”), a Boston-based provider of automated, real-time temperature monitoring and task management solutions. The purchase price was $45.0 million in cash adjusted for certain net working capital adjustments. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to further enhance and expand the capabilities of the IoT Solutions segment (see Note 5 to our Consolidated Financial Statements).
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $40.7 million (excluding cash acquired of $0.6 million) was paid at the time of closing. The earn-out payments are scheduled to be paid after December 31, 2018 and December 31, 2019 which is the end of the earn-out periods. The cumulative amount of these earn-outs for the periods ended December 31, 2018 and 2019, will not exceed $35.0 million and $45.0 million, respectively. The fair value of this contingent consideration was zero at the date of acquisition and at September 30, 2018 (see Note 8 to the Consolidated Financial Statements).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Operating results for TempAlert after October 20, 2017 are included in our Consolidated Statements of Operations. The Consolidated Balance Sheet as of September 30, 2018 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The net working capital values are preliminary, and we expect to finalize them in the first half of fiscal 2019.
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
The amount of revenue included in the Consolidated Statements of Operations from the acquisition date of October 20, 2017 was $17.0 million. Costs directly related to the acquisition of $1.4 million incurred in fiscal 2018 and $0.4 million incurred in fiscal 2017 have been charged directly to operations and are included in general and administrative expense in our Consolidated Statements of Operations. These acquisition costs include legal, accounting, valuation and success fees.
Pro Forma Financial Information (unaudited)
The following consolidated pro forma information is as if the Accelerated and TempAlert acquisitions had occurred on October 1, 2016 (in thousands):

	Fiscal years ended September 30,
	2018	2017
Revenue	$233,789	$213,505
Net income	$1,314	$4,117
Pro forma net income was adjusted to exclude interest expense related to debt that was paid off prior to acquisition, interest income related to promissory note that was settled prior to acquisition, adjust amortization to the fair value of the intangibles acquired and remove any costs associated with the sale transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS (CONTINUED)
Fiscal 2017 Acquisitions
Acquisition of SMART Temps®, LLC
On January 9, 2017, we purchased all of the outstanding interests of SMART Temps®, LLC ("SMART Temps®"), an Indiana-based provider of real-time temperature management for pharmacies, education, and hospital settings as well as real-time temperature management for blood bank, laboratory environments, restaurants, and grocery. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to further enhance our portfolio of products for the IoT Solutions segment (see Note 5 to our Consolidated Financial Statements).
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $28.8 million (excluding cash acquired of $0.5 million) was paid at time of closing. The earn-out payments were scheduled to be paid after December 31, 2017 which is the end of the earn-out period. The cumulative amount of those earn-out payments could not exceed $7.2 million. We determined that the earn-out would be considered as part of the purchase price consideration because there were no continuing employment requirements associated with the earn-out. The fair value of this contingent consideration was $10,000 at the date of acquisition and zero at December 31, 2017, therefore no earn-out was paid (see Note 8 to the Consolidated Financial Statements).
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The final purchase price allocation resulted in the recognition of $18.8 million of goodwill. For tax purposes, this acquisition is treated as an asset acquisition, therefore the goodwill is deductible. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused IoT Solutions segment. Operating results for SMART Temps® are included in our Consolidated Statements of Operations from January 9, 2017.
Acquisition of FreshTemp®, LLC
On November 1, 2016, we purchased all of the outstanding interests of FreshTemp®, LLC (FreshTemp®), a Pittsburgh-based provider of temperature monitoring and automated task management solutions for the food industry. We believe this is a complementary acquisition for us as the acquired technology will continue to be supported to create an advanced portfolio of products for the IoT Solutions segment.
The terms of the acquisition included an upfront cash payment together with future earn-out payments and a holdback amount. Cash of $1.7 million was paid at time of closing. The earn-out payments are based on revenue related to certain customer contracts entered into by June 30, 2017. The fair value of this contingent consideration was $1.3 million at the date of acquisition and $0.2 million at September 30, 2018 (see Note 8 to the Consolidated Financial Statements). The final calculation date was on June 30, 2018. The cumulative amount of these earn-out payments could not exceed $2.3 million. We determined that the earn-out would be considered as part of the purchase price consideration as there was no continuing employment requirements associated with the earn-out.
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $2.7 million of goodwill. For tax purposes, this acquisition is treated as an asset acquisition, therefore the goodwill is deductible. We believe that the acquisition resulted in the recognition of goodwill because this is a complementary acquisition for us and will provide a source of recurring revenue in a new vertically focused solutions business. Operating results for FreshTemp® are included in our Consolidated Statements of Operations from November 2, 2016.
Fiscal 2016 Acquisition
Acquisition of Bluenica Corporation
On October 5, 2015, we purchased all of the outstanding stock of Bluenica Corporation ("Bluenica '), a company focused on temperature monitoring of perishable goods in the food industry by using wireless sensors, which are installed in grocery and convenience stores, restaurants, and in products during shipment and storage to ensure that quality, freshness and public health requirements are met.  This acquisition formed the basis for our IoT Solutions segment.
The terms of the acquisition included an upfront cash payment together with earn-out payments.  Cash of $2.9 million was paid at time of closing.  The earn-out payments are scheduled to be paid in installments over a four-year period based on revenue achievement of the acquired business. Each of the earn-out payments will be calculated based on the revenue performance of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS (CONTINUED)
the IoT Solutions segment for each respective earn-out period. The cumulative amount of these earn-out payments will not exceed $11.6 million.  An additional payment, not to exceed $3.5 million, may also be due depending on revenue performance.
The fair value of this contingent consideration was $10.4 million at the date of acquisition and $5.5 million at September 30, 2018 (see Note 8 to the Consolidated Financial Statements). We determined that the earn-out would be considered as part of the purchase price consideration as there was no continuing employment requirements associated with the earn-out.
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
3. DISCONTINUED OPERATIONS
On October 23, 2015, we sold all the outstanding stock of our wholly owned subsidiary, Etherios, to West Monroe Partners, LLC. We sold Etherios as part of a strategy to focus on providing highly reliable machine connectivity solutions for business and mission-critical application environments. Etherios was included in our single operating segment prior to fiscal 2017. The terms of the sale agreement provide that West Monroe Partners LLC will pay us $3.0 million on October 23, 2016 and $2.0 million on October 23, 2017. The present value of these amounts was included within the total fair value of consideration received. These receivable amounts were unsecured and non-interest bearing. We received $3.0 million in October 2016. We received the second installment of $2.0 million in October 2017.
Goodwill was included in the net assets of Etherios based on the relative fair value of Etherios compared to the fair value of the Company, as the Company consisted of a single reporting unit for goodwill impairment testing purposes at the time of disposal.
As a condition to the sale agreement, we retained the operating leases in the Dallas and Chicago locations. Digi ceased using these facilities in October 2015 and has sublet the Dallas location to West Monroe Partners, LLC through December 31, 2018. In January 2017, we signed an early-termination agreement along with an immaterial payment to exit our Chicago lease. Also, in connection with the sale, we assigned our San Francisco lease to West Monroe Partners, LLC.
Income from discontinued operations, after income taxes, as presented in the Consolidated Statements of Operations for the twelve months ended September 30, 2016 is as follows (in thousands):

Fiscal year ended September 30,
2016
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
Income tax benefit on discontinued operations for the twelve months ended September 30, 2016 was $0.5 million, which primarily represented income tax benefits for deductible transaction costs, partially offset by a tax expense for equity awards for which we will not receive a tax deduction. For tax purposes, this transaction resulted in a capital loss, as the tax basis of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS (CONTINUED)
Etherios stock was higher than the book basis of the assets that were sold. Since we do not expect to be able to utilize this capital loss in the five-year carryforward period, a deferred tax asset offset by a full valuation allowance was recorded in the third quarter of fiscal 2016 upon completion of the capital loss calculation.
The following table presents amortization of the discontinued operations related to Etherios (in thousands):

Fiscal year ended September 30,
2016
Amortization of identifiable intangible assets	$30
4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2018 and 2017 were comprised of the following (in thousands):

	September 30, 2018			September 30, 2017
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$58,102	$(48,693)	$9,409	$51,292	$(46,304)	$4,988
License agreements	102	(46)	56	18	(17)	1
Patents and trademarks	15,701	(12,242)	3,459	12,484	(11,280)	1,204
Customer relationships	46,605	(21,049)	25,556	21,914	(16,817)	5,097
Non-compete agreements	600	(210)	390	600	(90)	510
Order backlog	1,800	(1,350)	450	—	—	—
Total	$122,910	$(83,590)	$39,320	$86,308	$(74,508)	$11,800
Amortization expense is included in our consolidated statement of operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks. Amortization expense for fiscal years 2018, 2017 and 2016 was as follows (in thousands):

Fiscal year	Total
2018	$9,435
2017	$2,597
2016	$1,842
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2019	$8,888
2020	$8,118
2021	$7,422
2022	$6,554
2023	$4,362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Goodwill
The changes in the carrying amount of goodwill were (in thousands):

	Fiscal years ended September 30,
	2018	2017
Beginning balance, October 1	$131,995	$109,448
Acquisitions	23,216	21,465
Foreign currency translation adjustment	(676)	1,082
Ending balance, September 30	$154,535	$131,995
5. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have two reportable operating segments for purposes of ASC 280-10-50 “Segment Reporting”: (i) IoT Products & Services (formerly "M2M") segment, and (ii) IoT Solutions (formerly "Solutions") segment. This determination was made by considering both qualitative and quantitative information. The qualitative information included, but was not limited to, the following: the nature of the products and services and customers differ between the two segments, the Chief Operating Decision Maker ("CODM") is reviewing both segments’ operating results separately and makes decisions about the allocation of resources, and discrete financial information is available through operating income (loss) for both segments. Our segments are described below:
IoT Products & Services
Our IoT Products & Services segment is composed of the following communications products and development services:

•	Cellular routers and gateways;

•	Radio frequency ("RF") which include our Digi XBee® modules as well as other RF solutions;

•	Embedded products include Digi Connect® and Rabbit® embedded systems on module and single board computers;

•	Network products, which has the highest concentration of mature products, including console and serial servers and USB connected products;

•	Digi Wireless Design Services;

•	Digi Remote Manager®; and

•	Digi Support Services which offers various levels of technical services for development assistance, consulting and training.
IoT Solutions
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on three primary vertical markets: healthcare (including retail pharmacies), food service and transportation/logistics. The solutions are marketed as SmartSense by Digi™, formerly Digi Smart Solutions. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions. These include: the October 2015 acquisition of Bluenica Corporation ("Bluenica"), the November 2016 acquisition of FreshTemp®, LLC ("FreshTemp®"), the January 2017 acquisition of SMART Temps®, LLC ("SMART Temps®") and the October 2017 acquisition of TempAlert, LLC ("TempAlert").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Summary operating results for each of our segments were as follows (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
Revenue
IoT Products & Services	$201,506	$174,237	$202,294
IoT Solutions	26,860	7,397	711
Total revenue	$228,366	$181,634	$203,005
Operating income (loss)
IoT Products & Services	$14,923	$12,804	$18,822
IoT Solutions	(12,601)	(3,997)	(1,717)
Total operating income	$2,322	$8,807	$17,105
Depreciation and amortization
IoT Products & Services	$6,040	$3,575	$4,040
IoT Solutions	6,230	1,922	544
Total depreciation and amortization	$12,270	$5,497	$4,584
Total expended for property, plant and equipment was as follows (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
IoT Products & Services	$1,773	$1,738	$2,641
IoT Solutions	69	35	88
Total expended for property, plant and equipment	$1,842	$1,773	$2,729
Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2018	2017
IoT Products & Services	$209,574	$182,555
IoT Solutions	98,801	47,644
Unallocated*	62,750	114,990
Total assets	$371,125	$345,189
*Unallocated consists of cash and cash equivalents, current marketable securities and long-term marketable securities.
Total goodwill for each of our segments were as follows (in thousands):

	As of September 30,
	2018	2017
IoT Products & Services	$104,358	$98,981
IoT Solutions	50,177	33,014
Total goodwill	$154,535	$131,995
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2018	2017
United States	$6,156	$12,648
International, primarily Europe	114	153
Total net property, equipment and improvements	$6,270	$12,801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
The information in the following table provides total consolidated revenue by the geographic location of the customer (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
North America, primarily United States	$163,397	$117,749	$131,457
Europe, Middle East & Africa	39,211	39,403	44,932
Asia	20,881	19,892	20,390
Latin America	4,877	4,590	6,226
Total revenue	$228,366	$181,634	$203,005
Our U.S. export sales represented 29.9%, 37.1% and 38.7% of revenue for the fiscal years ended September 30, 2018, 2017 and 2016. No single customer exceeded 10% of revenue for any of the periods presented. At September 30, 2018, we had one customer, whose accounts receivable balance represented 12.0% of total accounts receivable. No single customer exceeded 10% of total accounts receivable at September 30, 2017.
6. SELECTED BALANCE SHEET DATA
(in thousands)

	As of September 30,
	2018	2017
Accounts receivable, net:
Accounts receivable	$54,451	$31,365
Less allowance for doubtful accounts	1,074	341
Less reserve for future returns and pricing adjustments	2,560	2,169
Total accounts receivable, net	$50,817	$28,855

Inventories:
Raw materials	$22,047	$24,050
Work in process	525	484
Finished goods	19,072	5,704
Total inventories	$41,644	$30,238

Property, equipment and improvements, net:
Land	$570	$1,800
Buildings	2,338	10,522
Improvements	1,698	3,445
Equipment	15,803	17,133
Purchased software	3,966	3,571
Furniture and fixtures	3,350	3,473
Total property, equipment and improvements, gross	27,725	39,944
Less accumulated depreciation and amortization	21,455	27,143
Total property, equipment and improvements, net	$6,270	$12,801

At September 30, 2018 there was $5.2 million of assets held for sale on our Consolidated Balance Sheet, which consist of land, buildings and improvements related to our Minnetonka, Minnesota headquarters. On October 2, 2018, we sold our corporate headquarters building to Minnetonka Leased Housing Associates II, LLLP (see Note 18 to our Consolidated Financial Statements).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MARKETABLE SECURITIES
Our marketable securities may consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds.
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of September 30, 2018, all of our 19 securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive loss. All of our current marketable securities mature in less than one year and our non-current marketable securities mature in less than two years. We received proceeds from the sale of our available-for-sale marketable securities of $32.0 million, $87.1 million and $73.7 million for fiscal 2018, 2017 and 2016, respectively.
At September 30, 2018 our marketable securities consisted of (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$4,756	$—	$(20)	$4,736
Total marketable securities	$4,756	$—	$(20)	$4,736

(1)	Included in amortized cost and fair value is purchased and accrued interest of $6.
At September 30, 2017 our marketable securities consisted of (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Corporate bonds	$28,275	$—	$(20)	$28,255
Certificates of deposit	3,756	4	—	3,760
Current marketable securities	32,031	4	(20)	32,015
Non-current marketable securities:
Certificates of deposit	4,757	—	(4)	4,753
Total marketable securities	$36,788	$4	$(24)	$36,768

(1)	Included in amortized cost and fair value is purchased and accrued interest of $211.
The following tables show the fair values and gross unrealized losses of our available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	September 30, 2018
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$4,736	$(20)
Total	$—	$—	$4,736	$(20)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MARKETABLE SECURITIES (CONTINUED)

	September 30, 2017
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$26,196	$(20)	$—	$—
Certificates of deposit	3,751	(4)	—	—
Total	$29,947	$(24)	$—	$—
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
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2018 using:
	Total carrying value at September 30, 2018	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$24,318	$24,318	$—	$—
Certificates of deposit	4,736	—	4,736	—
Total assets measured at fair value	$29,054	$24,318	$4,736	$—
Liabilities:
Contingent consideration on acquired business	$10,065	$—	$—	$10,065
Total liabilities measured at fair value	$10,065	$—	$—	$10,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS (CONTINUED)

		Fair Value Measurements at September 30, 2017 using:
	Total carrying value at September 30, 2017	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$39,524	$39,524	$—	$—
Corporate bonds	28,255	—	28,255	—
Certificates of deposit	8,513	—	8,513	—
Total assets measured at fair value	$76,292	$39,524	$36,768	$—
Liabilities:
Contingent consideration on acquired business	$6,388	$—	$—	$6,388
Total liabilities measured at fair value	$6,388	$—	$—	$6,388
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during fiscal 2018.
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
We are required to make contingent payments for our acquisitions. In connection with the October 2015 acquisition of Bluenica Corporation (“Bluenica”), we are required to make contingent payments over a period of up to four years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million and was $5.5 million at September 30, 2018. We paid $0.5 million for the period ended September 30, 2016 and zero for the period ended September 30, 2017.
In connection with the November 2016 acquisition of FreshTemp®, LLC (“FreshTemp®”), we are required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million and was $0.2 million at September 30, 2018. We have paid the $0.2 million in November 2018.
For the January 2017 acquisition of SMART Temps® LLC (“SMART Temps®”), we were required to make a contingent payment after December 31, 2017 based on achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition of SMART Temps® was $10,000. Since the revenue threshold was not met, no payment was made.
For the TempAlert acquisition, we are required to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue. The fair value of the liability for contingent payments recognized upon acquisition of TempAlert and at September 30, 2018 was zero.
For the Accelerated acquisition, we are required to make contingent payments for the twelve month periods ending January 21, 2019 and January 21, 2020, based upon specified revenue thresholds. The fair values of the liability for contingent payments recognized upon acquisition of Accelerated and at September 30, 2018 was $2.3 million and was $4.4 million, respectively. The increase is a result of Accelerated outperforming initial revenue expectations.
The fair values of these contingent payments were estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations include the discount rate and various probability factors. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period as a charge or credit to general and administrative expense within the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Fiscal years ended September 30,
	2018	2017
Fair value at beginning of period	$6,388	$9,960
Purchase price contingent consideration	2,300	1,310
Contingent consideration payments	—	(518)
Change in fair value of contingent consideration	1,377	(4,364)
Fair value at end of period	$10,065	$6,388
The change in fair value of contingent consideration relates to the acquisitions of Accelerated, Bluenica, FreshTemp® and SMART Temps® and is included in general and administrative expense. The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at 44.4% to 100.0% for Accelerated 98.6% for Bluenica, 100% for FreshTemp® and 0% for SMART Temp. A significant increase (decrease) in our estimates of achieving the relevant targets could materially increase (decrease) the fair value of the contingent consideration liability.
9. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our Consolidated Balance Sheets under Current Liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	September 30
2018	$987	$759	$(574)	$1,172
2017	$1,033	$679	$(725)	$987
2016	$1,014	$771	$(752)	$1,033
We also warrant our software or firmware incorporated into our products and offer to provide a bug fix or software patch within a reasonable period. We have not accrued specifically for this warranty and have not had claims specifically related to the software. We are not responsible for, and do not warrant that, custom software versions, created by original equipment manufacturer (OEM) customers based upon our software source code, will function in a particular way, will conform to any specifications or are fit for any particular purpose. Further, we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RESTRUCTURING
Below is a summary of the restructuring charges and other activity within the restructuring accrual all of which is included in our IoT Products & Services segment (in thousands):

	Manufacturing Transition	2017 Restructuring		2016 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Employee Termination Costs	Other	Total
Balance at September 30, 2015	$—	$—	$—	$—	$—	$—
Restructuring charge	—	—	—	558	195	753
Payments	—	—	—	(559)	(195)	(754)
Reversals	—	—	—	(6)	—	(6)
Foreign currency fluctuation	—	—	—	7	—	7
Balance at September 30, 2016	$—	$—	$—	$—	$—	$—
Restructuring charge	—	2,258	257	—	—	2,515
Payments	—	(845)	(141)	—	—	(986)
Foreign currency fluctuation	—	115	12	—	—	127
Balance at September 30, 2017	$—	$1,528	$128	$—	$—	$1,656
Restructuring charge	504	—	—	—	—	504
Payments	(357)	(1,035)	(161)	—	—	(1,553)
Reversals	—	(244)	42	—	—	(202)
Foreign currency fluctuation	—	44	4	—	—	48
Balance at September 30, 2018	$147	$293	$13	$—	$—	$453
Manufacturing Transition
As announced on April 3, 2018, Digi will transfer the manufacturing functions of its Eden Prairie, Minnesota operations facility to existing contract manufacture suppliers. As a result, 51 positions in total have been eliminated, resulting in restructuring charges amounting to approximately $0.5 million related to employee costs during the third and fourth quarters of fiscal 2018. The payments associated with these charges are expected to be completed by December 31, 2018. This manufacturing transition is expected to result in total annualized savings of approximately $3.0 million to $5.0 million.
2017 Restructuring
In May 2017, we approved a restructuring plan primarily impacting our France location. We also eliminated certain employee costs in the U.S. The restructuring is a result of a decision to consolidate our France operations to our Europe, Middle East and Africa (EMEA) headquarters in Munich. The total restructuring charges amounted to $2.5 million that included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017. These actions resulted in an elimination of 10 positions in the U.S. and 8 positions in France. The payments associated with these charges are expected to be completed during the first half of fiscal 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES
The components of income from continuing operations, before income taxes are as follows (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
United States	$(2,887)	$5,170	$9,841
International	5,677	4,321	6,849
Income from continuing operations, before income taxes	$2,790	$9,491	$16,690
The components of the income tax provision are as follows (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
Current:
Federal	$526	$312	$(141)
State	57	165	139
Foreign	1,412	1,756	2,099
Deferred:
U.S.	(668)	(1,454)	1,260
Foreign	160	(654)	(145)
Income tax provision	$1,487	$125	$3,212
The net deferred tax asset consists of the following (in thousands):

	As of September 30,
	2018	2017
Non-current deferred tax asset	$6,665	$9,211
Non-current deferred tax liability	(334)	(534)
Net deferred tax asset	$6,331	$8,677

Uncollectible accounts and other reserves	$1,000	$1,063
Depreciation and amortization	(369)	(673)
Inventories	740	824
Compensation costs	3,388	5,863
Tax carryforwards	7,063	7,514
Valuation allowance	(3,291)	(5,952)
Identifiable intangible assets	(2,298)	(581)
Other	98	619
Net deferred tax asset	$6,331	$8,677
As of September 30, 2018, our estimated carryforwards for tax purposes are as follows: We have $3.6 million of tax carryforwards (net of reserves) related to federal and state research and development tax credits. We also have $3.5 million of carryforwards (net, tax effected) consisting of U.S. capital loss of $3.2 million and non-U.S. net operating losses of $0.3 million. The majority of our federal research and development tax credits have a 20-year carryforward period. The state research and development tax credits have a 15-year carryforward period. The majority of our non-U.S. net operating losses have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2032. Our U.S. capital loss carryforward will expire in 2020.
Our valuation allowance for certain U.S. and foreign locations was $3.3 million at September 30, 2018 and $6.0 million at September 30, 2017. The decrease is a result of expected tax capital gains in fiscal 2019 resulting from the sale of our corporate headquarters building (see Note 18 to the Consolidated Financial Statements). The deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
amounts of future taxable income. If future taxable income projections are not realized, an additional valuation allowance may be required, and would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax amount to our income tax provision is as follows (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
Statutory income tax amount	$1,001	$2,917	$5,548
Increase (decrease) resulting from:
State taxes, net of federal benefits	(312)	(125)	204
Manufacturing deduction	(364)	(150)	(450)
Meal and entertainment	82	63	55
Transaction costs	79	—	—
Employee stock purchase plan	56	79	83
Foreign operations	(3)	218	276
Valuation allowance - current year increase	275	159	(43)
Utilization of tax credits	(1,609)	(1,168)	(1,116)
Discrete items:
Valuation allowance	(1,317)	—	—
Discrete tax benefits	(765)	(954)	(1,461)
One-time transition tax	250	—	—
Deferred balance sheet remeasure	2,727	—	—
ASU 2016-09 excess stock compensation	643	—	—
Contingent consideration	388	(1,172)	(154)
Adjustment of tax contingency reserves	315	257	202
Other, net	41	1	68
Income tax provision	$1,487	$125	$3,212
During fiscal 2018, net tax expense discrete to the period was $1.5 million, primarily as a result of $3.0 million tax expense related to new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and $0.6 million for the adoption of ASU 2016-09 related to the accounting for the tax effects of stock compensation (discussed below). This was offset partially by a net tax benefit of $1.3 million for the release of valuation allowances. The valuation allowance release consists of a $1.1 million release of a valuation allowance against U.S. federal capital loss carryforward due to expected capital gains tax in fiscal 2019 resulting from the sale of our corporate headquarters building in October 2018 (see Note 18 to the Consolidated Financial Statements). This expense is included within the discrete items in the above table.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Due to our fiscal year end, our statutory rate for fiscal 2018 will be a blend of the new and old tax rates. At September 30, 2018 we had not fully completed our accounting for the tax effects of enactment of the Act. However, in certain cases described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the items for which we were able to determine a reasonable estimate, we recognized a provisional income tax expense amount of $3.0 million which is included as a component of income tax expense.
We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. This requires estimates of our changes in deferred tax assets and liabilities before and after the new statutory rate was enacted.
As a result, we are still analyzing certain aspects of the legislation and refining our calculations such as, refining current year estimates and filings of tax returns, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. As of September 30, 2018, the provisional amount recorded related to the re-measurement of this deferred tax balance was $2.7 million. This is a result a federal income tax rate of 35% for fiscal 2017, 24.25% for fiscal 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
and 21% for fiscal 2019 and beyond. Timing differences as of September 30, 2018 are estimated balances and thus will result in a change to our estimate of the deferred rate change. This estimate will be finalized with the filing of our fiscal 2018 income tax return. Since many of the deferred tax balances in the period include estimates of events that have not yet occurred, we are unable to determine the final impact of the tax change at this time.
In addition, we considered the potential tax expense impacts of the one-time transition tax. The transition tax is based on our total post-1986 earnings and profits (“E&P”) previously deferred from U.S. income taxes. A provisional amount for our one-time transition tax liability was recorded for foreign subsidiaries, including estimated state tax impacts. This resulted in an increase in income tax expense of $0.3 million for the twelve months ended September 30, 2018. We have not yet completed the calculation of E&P for foreign subsidiaries. Further, this transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of E&P previously deferred from U.S. federal taxation, evaluate the testing periods for cash and E&P measurement and finalize substantiation of material foreign taxes paid or accrued. Furthermore, it is expected that additional guidance will be forthcoming from U.S. Treasury which may or may not impact the final transition tax required. We will complete our accounting for the Act during the first quarter of fiscal 2019. We do not expect any material adjustments.
We adopted ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” on October 1, 2017. As a result of the adoption, we recorded $0.6 million of excess tax expense related to our share-based payments in our provision for income taxes for the twelve months ended September 30, 2018. Historically, this was recorded in additional paid-in capital. The excess tax expense related to share-based payments are recognized as tax expense discretely related to the twelve months ended September 30, 2018.
During fiscal 2017, net tax benefits discrete to the period were $1.0 million, primarily from the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. These benefits are included within the discrete tax benefits in the above table.
During fiscal 2016, net tax benefits discrete to the period were $1.5 million, primarily from the reinstatement of the federal research and development tax credit for calendar year 2015 and the reversal of tax reserves due to the expiration of statutes of limitation from U.S. and foreign tax jurisdictions. In addition, we filed amended income tax returns resulting in an additional domestic refund related to qualified manufacturing activities. These benefits are included within the discrete items in the above table.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
Unrecognized tax benefits at beginning of fiscal year	$1,335	$1,708	$1,618
Increases related to:
Prior year income tax positions	39	21	107
Current year income tax positions	315	257	240
Decreases related to:
Prior year income tax positions	—	—	(71)
Settlements	—	—	(30)
Expiration of statute of limitations	(128)	(651)	(156)
Unrecognized tax benefits at end of fiscal year	$1,561	$1,335	$1,708
The total amount of unrecognized tax benefits ("UTB") at September 30, 2018 that, if recognized, would affect our effective tax rate is $1.4 million. We expect that it is reasonably possible that the total amounts of UTB that will decrease over the next 12 months due to the expiration of various statutes of limitations will be immaterial. Of the $1.6 million of UTB, $0.8 million is included in non-current income taxes payable and $0.8 million is included with non-current deferred tax assets on the consolidated balance sheet at September 30, 2018.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2018 and 2017, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We had accrued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES (CONTINUED)
interest and penalties related to unrecognized tax benefits of $0.1 million at both September 30, 2018 and 2017. These accrued interest and penalties are included in our non-current income taxes payable on our consolidated balance sheets.
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2014.
We continue to review the outside basis differential of our foreign investments given recent US tax reform as discussed above. Our policy is to reinvest earnings of our foreign subsidiaries indefinitely to fund current operations and provide for future international expansion opportunities, and only repatriate earnings to the extent that U.S. taxes have been recorded. As a majority of foreign earnings have been subject to tax under the one time transition tax ("IRC Sec. 965"), a portion of already taxed cash balances were remitted to the US during the year which gave rise to nominal additional tax effects. Furthermore, we have considered any additional taxes which may result from future distributions of cash which have also been subject to US tax under IRC Sec. 965, such as local withholding taxes, US tax on currency as well as potential US State income taxes, which additional nominal deferred tax effects were included in the current year tax computations. Other than these potential distributions, no additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax and additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
At September 30, 2018, we had approximately $4.0 million of un-taxed accumulated undistributed foreign earnings that was not subject to IRC Sec. 965, for which we have not accrued additional U.S. tax. Although we have no current need to repatriate historical foreign earnings that have not been taxed in the United States, if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax laws, we estimate the unrecognized deferred tax liability to be immaterial.
12. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2018 Omnibus Incentive Plan (the "2018 Plan") beginning January 29, 2018 and, prior to that, were granted under the 2017 Omnibus Incentive Plan (the "2017 Plan"). Upon stockholder approval of the 2018 Plan, we ceased granting awards under any prior plan. Shares subject to awards under prior plans that are forfeited, canceled, returned to the Company for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2018 Plan. The authority to grant options under the 2018 Plan and to set other terms and conditions rests with the Compensation Committee of the Board of Directors. We also have awards outstanding under our 2016 Omnibus Plan (the "2016 Plan"), 2014 Omnibus Plan (the "2014 Plan"), 2013 Omnibus Incentive Plan (the "2013 Plan") and the 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009 (the "2000 Plan").
The 2018 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2018 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Awards may be granted under the 2018 Plan until January 28, 2028. Options under the 2018 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock units shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. As of September 30, 2018, there were approximately 1,313,651 shares available for future grants under the 2018 Plan.
The 2017 Plan, under which grants ceased upon approval of the 2018 Plan, authorized the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provided services to us or our affiliates. Options that have been granted under the 2017 Plan typically vested over a four-year period and expired if unexercised after seven years from the date of grant. RSUs that were granted to directors typically vested in one year. RSUs that were granted to executives and employees typically vested in January over a four-year period. Options under the 2017 Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
could be granted as ISOs or NSOs. The exercise price of options and the grant date price of restricted stock units was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
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
The 2014 Plan initially authorized the issuance of up to 2,250,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options granted under this plan generally vested over a four-year service period and expired if unexercised after eight years from the date of grant. RSUs that were granted to Directors typically vested in one year. RSUs that were granted to executives and employees typically vested in November over a four-year period. Options under the 2014 Plan were granted as either ISOs or NSOs. Awards may no longer be granted under the 2014 Plan as grants ceased upon approval of the 2016 Plan effective February 1, 2016 at the Annual Meeting of Stockholders. The exercise price of options and the grant date price of restricted stock was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
The 2013 Plan initially authorized the issuance of up to 1,750,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or stock awards. Eligible participants included our employees, non-employee directors, consultants and advisors. Options granted under this plan generally vested over a four-year service period and expired if unexercised after eight years from the date of grant. RSUs that were granted to Directors typically vested in one year. Awards may no longer be granted under the 2013 Plan as grants ceased upon approval of the 2014 Plan effective January 27, 2014 at the Annual Meeting of Stockholders. Options under the 2013 Plan were granted as either ISOs or NSOs. The exercise price was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
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
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2018, 2017 and 2016 our employees forfeited 74,204, 49,684 and 47,464 shares, respectively in order to satisfy $0.7 million, $0.7 million and $0.6 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.
We recorded cash received from the exercise of stock options of $5.5 million, $3.5 million and $7.2 million during fiscal years 2018, 2017 and 2016, respectively.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of October 29, 2013, December 4, 2009 and November 27, 2006 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 27, 2014, increased the total number of shares to 2,800,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.1 million, $0.7 million and $0.9 million in fiscal 2018, 2017 and 2016. Pursuant to the Purchase Plan, 125,446, 72,594, and 103,915 shares of common stock were issued to employees during fiscal 2018, 2017 and 2016, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2018, 315,576 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation cost capitalized as part of inventory was immaterial as of September 30, 2018, 2017 and 2016.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
Cost of sales	$195	$213	$215
Sales and marketing	1,492	1,348	921
Research and development	516	656	590
General and administrative	2,651	2,442	1,923
Stock-based compensation before income taxes	4,854	4,659	3,649
Income tax benefit	(1,017)	(1,536)	(1,185)
Stock-based compensation after income taxes	$3,837	$3,123	$2,464
Stock Options
A summary of our stock options as of September 30, 2018 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2017	3,902	$10.54
Granted	863	10.92
Exercised	(597)	9.14
Forfeited / Canceled	(642)	12.64
Balance at September 30, 2018	3,526	$10.49	4.2	$10,470

Exercisable at September 30, 2018	2,245	$10.09	3.3	$7,558
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $13.45 as of September 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2018, 2017 and 2016 was $1.2 million, $0.9 million and $1.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Fiscal years ended September 30,
	2018	2017	2016
Weighted average per option grant date fair value	$3.98	$4.63	$3.90
Assumptions used for option grants:
Risk free interest rate	2.12% - 2.89%	1.46% - 1.96%	1.22% - 1.85%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	33% - 34%	33% - 34%	32% - 33%
Weighted average volatility	33%	34%	32%
Expected dividend yield	0%	0%	0%
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
As of September 30, 2018, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $4.4 million and the related weighted average period over which it is expected to be recognized was approximately 2.8 years.
As of September 30, 2018, the weighted average exercise price and remaining life of the stock options are as follows (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$7.40 - $8.30	694	3.16	$8.00	604	$7.97
$8.31 - $9.68	551	3.27	$9.39	515	$9.42
$9.69 - $10.33	644	5.38	$10.14	129	$9.89
$10.34 - $10.81	554	3.79	$10.63	421	$10.72
$10.82 - $12.63	523	4.36	$12.00	379	$11.99
$12.64 - $13.50	548	5.55	$13.50	185	$13.50
$13.51 - $14.75	12	2.82	$14.75	12	$14.75
$7.40 - $14.75	3,526	4.23	$10.49	2,245	$10.09
The total grant date fair value of shares vested was $3.3 million, $2.4 million and $2.9 million in each of fiscal 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Restricted Stock Units
A summary of our non-vested restricted stock units as of September 30, 2018 and changes during the twelve months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2017	566	$11.28
Granted	415	$10.77
Vested	(207)	$11.02
Canceled	(100)	$11.21
Nonvested at September 30, 2018	674	$11.05
As of September 30, 2018, the total unrecognized compensation cost related to non-vested restricted stock units was $5.3 million and the related weighted average period over which it is expected to be recognized was approximately 1.3 years.
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
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.6 million for fiscal 2018, and $1.4 million for each of fiscal 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2026. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments at September 30, 2018 under noncancelable operating leases (in thousands):

Fiscal year	Amount
2019	$1,986
2020	1,675
2021	1,235
2022	1,054
2023	833
Thereafter	1,836
Total minimum payments required	$8,619
Subsequent to the end of the fiscal 2018, in October 2018, we signed a thirteen-year lease agreement with minimum lease obligations of $15.9 million with Colfin Midwest NNN Investor, LLC (see Note 18 to our Consolidated Financial Statements).
The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	Fiscal years ended September 30,
	2018	2017	2016
Rentals	$1,735	$1,342	$1,613
Less: sublease rentals	—	—	(46)
Total rental expense	$1,735	$1,342	$1,567
16. CONTINGENCIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2018
Revenue	$45,197	$54,791	$62,716	$65,662
Gross profit	$21,937	$26,654	$29,329	$30,963
Net (loss) income (1)(2)	$(4,569)	$(357)	$2,621	$3,608
Net (loss) income per common share - basic	$(0.17)	$(0.01)	$0.10	$0.13
Net (loss) income per common share - diluted	$(0.17)	$(0.01)	$0.09	$0.13

Fiscal 2017
Revenue	$45,175	$45,615	$45,739	$45,105
Gross profit	$21,453	$21,902	$22,485	$21,334
Net income (1)(2)	$2,357	$1,331	$1,335	$4,343
Net income per common share - basic	$0.09	$0.05	$0.05	$0.16
Net income per common share - diluted	$0.09	$0.05	$0.05	$0.16

(1)
During fiscal 2018, we recorded net tax expenses of $1.5 million and in fiscal 2017, we recorded net tax benefits of $1.0 million, respectively. We recorded tax expense of $2.8 million in the first quarter of fiscal 2018, $0.2 million in the second quarter of fiscal 2018 and $0.1 million in the third quarter of fiscal 2018 resulting from new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and the adoption of ASU 2016-09 relating to the accounting for the tax effects of stock compensation. In the fourth quarter of fiscal 2018, we recorded a net tax benefit of $1.5 million for the release of a valuation allowance against U.S. federal capital loss carryforward due to expected capital gains tax in fiscal 2019 resulting from the sale of our corporate headquarters building in October 2018 (see Note 18 to the Consolidated Financial Statements) along with U.S., state and foreign prior year true-up provision to return.

We recorded a benefit of $0.1 million in the first quarter of fiscal 2017 resulting from reversal of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. In the third quarter of fiscal 2017, we recorded a tax benefit of $0.7 million from reversal of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions. In the fourth quarter of fiscal 2017, we recorded a net tax benefit of $0.2 million, primarily from the reversal of income tax reserves due to the expiration of the statutes of limitation from various U.S. and foreign tax jurisdictions and state and foreign prior year true-up provision to return.

(2)
For continuing operations, we recorded business restructuring charges of $0.2 million ($0.1 million after tax) in the third quarter of fiscal 2018 and $0.1 million ($0.1 million after tax) in the fourth quarter of fiscal 2018. We also recorded business restructuring charges of $2.5 million ($1.6 million after tax) in the third quarter of fiscal 2017.

18. SUBSEQUENT EVENT
Corporate Headquarters Move
Subsequent to the end of fiscal 2018, on October 2, 2018, we sold our 130,000 square feet corporate headquarters building in Minnetonka, Minnesota to Minnetonka Leased Housing Associates II, LLLP. The sales price was $10.0 million in cash adjusted for certain selling costs and an escrow for the leaseback of the building for four months. At September 30, 2018 the net book value of the land, building and improvements was $5.2 million and listed as Assets held for sale on our Consolidated Balance Sheet. As a result, we recorded a $1.1 million tax benefit in the fourth quarter of fiscal 2018 because we are able to use credit loss carryforwards which previously had a valuation allowance. We expect to record a gain of approximately $4.5 million ($3.4 million net of deferred tax effects) in the first quarter of fiscal 2019.
In October 2018, we signed a thirteen-year lease agreement with minimum lease obligations of $15.9 million with Colfin Midwest NNN Investor, LLC for 59,497 square feet of office space. This will be our new headquarters location in Hopkins, Minnesota, which is approximately three miles from our current headquarters.

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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of the Company's financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2018 based on Internal Control - Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
On October 20, 2017, we completed the acquisition of the TempAlert business and on January 22, 2018, we completed the acquisition of Accelerated. As permitted for recently acquired businesses, management has excluded the these businesses from our assessment of internal control over financial reporting. These excluded businesses represent 17% of our consolidated total revenue for the fiscal year ended September 30, 2018. We are required to include them in our assessment beginning in the first quarter of fiscal 2019.
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Digi International Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digi International Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2018, and our report dated November 21, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Accelerated Concepts, Inc. and TempAlert LLC, wholly-owned subsidiaries, whose financial statements reflect total revenues constituting 17% of the related consolidated financial statement amounts for the year ended September 30, 2018. As indicated in Management’s Report, Accelerated Concepts, Inc. and TempAlert LLC were acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Accelerated Concepts, Inc. and TempAlert LLC.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
November 21, 2018
ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings "Proposal No. 1 - Election of Directors" and "Security Ownership of Principal Stockholders and Management" in our Proxy Statement for our 2019 Annual Meeting of Stockholders we intend to file with the SEC (the "Proxy Statement").
Executive Officers of the Registrant
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	50	President and Chief Executive Officer
Gokul V. Hemmady	58	Senior Vice President, Chief Financial Officer and Treasurer
Jon A. Nyland	55	Vice President Manufacturing Operations
Kevin C. Riley	57	President, IoT Solutions
Tracy L. Roberts	56	Vice President of Technology Services
David H. Sampsell	50	Vice President of Corporate Development, General Counsel and Corporate Secretary
Michael A. Ueland	50	President, IoT Products and Services
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
Gokul V. Hemmady has served as Senior Vice President, Chief Financial Officer and Treasurer since June 2018. Prior to joining us, he served as an independent consultant in the technology and telecom industries based in Los Angeles, California. From 2007 to October 2015, he served as Chief Financial Officer, Chief Operating Officer and President of Nextel Brazil at NII Holdings, Inc., where he was instrumental in growing a wireless telecommunications business focused on Latin American markets. From 1997 to 2007, he served as Chief Financial Officer, Controller and Treasurer of ADC Telecommunications, a global telecommunications equipment manufacturer.
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
Kevin C. Riley has served as President, IoT Solutions since November 2018 and previously served as Senior Vice President and Chief Operating Officer between January 2016 and October 2018 and prior to that he served as Senior Vice President of Global Sales between January 2013 and January 2016. Prior to joining us, Mr. Riley served as Senior Vice President - Global Markets for Infor Global Solutions, an enterprise software solutions company, where he led four global business units to profitable growth from January 2010 to November 2011. He served as Vice President and General Manager at Oracle, an enterprise software company, from 2008 to 2010, and President of Global Knowledge Software from 2002 until Global Knowledge Software's acquisition by Oracle in 2008. He also served as President and Chief Operating Officer for Learn2 Corporation from 1999 to 2002.
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
Michael A. Ueland has served as President, IoT Products and Services since November 2018 and previously served as Senior Vice President of Global Sales from October 2016 to October 2018. Prior to joining us, Mr. Ueland served as President for Telit Americas from March 2014 to October 2016 and as Senior Vice President & General Manager for Telit Wireless Solutions from July 2011 to March 2014. From 2006 to 2011 he held various other positions with Telit Wireless Solutions. Earlier, Mr. Ueland held various leadership positions with Motorola and RAMAR Technology.
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

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of the Company (filed as part of this Annual Report on Form 10-K)

1.	Consolidated Statements of Operations for fiscal years ended September 30, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2018, 2017 and 2016

Consolidated Balance Sheets as of September 30, 2018 and 2017

Consolidated Statements of Cash Flows for fiscal years ended September 30, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Certified Public Accounting Firm

(b) Exhibits
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under SEC file number 1-34033.

Exhibit Number		Description	Method of Filing

2	(a)	Stock Purchase Agreement with West Monroe Partners, LLC dated as of October 23, 2015* (1)	Incorporated by Reference

2	(b)	Equity Purchase Agreement with Schechter Tech LLC (d/b/a TempAlert LLC) dated as of October 20, 2017* (2)	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (3)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (4)	Incorporated by Reference

10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of October 29, 2013** (5)	Incorporated by Reference

10	(b)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009** (6)	Incorporated by Reference

10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)** (7)	Incorporated by Reference

10	(b)(ii)
Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010 provided Addendum 1A applies only to certain grants made on and after November 22, 2011)** (8)
Incorporated by Reference

10	(c)	Digi International Inc. 2013 Omnibus Incentive Plan** (9)	Incorporated by Reference

10	(c)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addenda to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)** (10)
Incorporated by Reference

10	(c)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2013 Omnibus Incentive Plan)** (11)	Incorporated by Reference

10	(d)	Digi International Inc. 2014 Omnibus Incentive Plan** (12)	Incorporated by Reference

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(d)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addenda to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)** (13)
Incorporated by Reference

10	(d)(ii)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (14)	Incorporated by Reference

10	(d)(iii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (15)	Incorporated by Reference

10	(e)	Digi International Inc. 2016 Omnibus Incentive Plan** (16)	Incorporated by Reference

10	(e)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (17)	Incorporated by Reference

10	(e)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (18)	Incorporated by Reference

10	(e)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (19)	Incorporated by Reference

10	(e)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)** (20)	Incorporated by Reference

10	(f)	Digi International Inc. 2017 Omnibus Incentive Plan** (21)	Incorporated by Reference

10	(f)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (22)	Incorporated by Reference

10	(f)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (23)	Incorporated by Reference

10	(f)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc 2017 Omnibus Incentive Plan)** (24)	Incorporated by Reference

10	(f)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)** (25)	Incorporated by Reference

10	(g)	Digi International Inc. 2018 Omnibus Incentive Plan** (26)	Incorporated by Reference

10	(g)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (27)	Incorporated by Reference

10	(g)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (28)	Incorporated by Reference

10	(g)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (29)	Incorporated by Reference

10	(g)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (30)	Incorporated by Reference

10	(h)	Form of indemnification agreement with directors and officers of the Company** (31)	Incorporated by Reference

10	(i)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (32)	Incorporated by Reference

10	(j)	Agreement between the Company and Jon A. Nyland dated September 17, 2013** (33)	Incorporated by Reference

10	(k)	Offer letter with David H. Sampsell dated as of April 8, 2011** (34)	Incorporated by Reference

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(l)	Offer letter with Michael C. Goergen dated March 6, 2015** (35)	Incorporated by Reference

10	(m)	Employment Agreement with Kevin C. Riley dated January 23, 2013** (36)	Incorporated by Reference

10	(n)	Offer letter with Gokul V. Hemmady dated June 11, 2018** (37)	Incorporated by Reference

10	(o)	Offer letter with Michael A. Ueland dated October 29, 2018**	Filed Electronically

21		Subsidiaries of the Company	Filed Electronically

23	(a)	Consent of Grant Thornton LLP	Filed Electronically

23	(b)	Consent of PricewaterhouseCoopers LLP	Filed Electronically

24		Powers of Attorney	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically

____________________________

*
Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

**	Management compensatory contract or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed October 29, 2015.

(2)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on October 25, 2017.

(3)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).

(4)	Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K dated August 28, 2017.

(5)	Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194522).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(6)	Incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed on January 29, 2010.

(7)	Incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the year ended September 30, 2008.

(8)	Incorporated by reference to Exhibit 10(e)(ii) to the Company's Form 10-K for the year ended September 30, 2011.

(9)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on April 16, 2013 (File no. 333-187949).

(10)	Incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2013.

(11)	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2013.

(12)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194518).

(13)	Incorporated by reference to Exhibit 10(b)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2014.

(14)	Incorporated by reference to Exhibit 10(b)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2014.

(15)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2014.

(16)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 11, 2015.

(17)	Incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(18)	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(19)	Incorporated by reference to Exhibit 10(a)(iii) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(20)	Incorporated by reference to Exhibit 10(a)(iv) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(21)	Incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed December 16, 2016.

(22)	Incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(23)	Incorporated by reference to Exhibit 10(b)(ii) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(24)	Incorporated by reference to Exhibit 10(b)(iii) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(25)	Incorporated by reference to Exhibit 10(b)(iv) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(26)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 8, 2017.

(27)	Incorporated by reference to Exhibit 10(b)(i) to the Company's Form 10-Q for the quarter ended March 31, 2018.

(28)	Incorporated by reference to Exhibit 10(b)(ii) to the Company's Form 10-Q for the quarter ended March 31, 2018.

(29)	Incorporated by reference to Exhibit 10(b)(iii) to the Company's Form 10-Q for the quarter ended March 31, 2018.

(30)	Incorporated by reference to Exhibit 10(b)(iv) to the Company's Form 10-Q for the quarter ended March 31, 2018.

(31)	Incorporated by reference to Exhibit 10 to the Company’s Form 10‑Q for the quarter ended June 30, 2010.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2014.

(33)	Incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for the year ended September 30, 2013.

(34)	Incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the year ended September 30, 2013.

(35)	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 26, 2015.

(36)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(37)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 15, 2018.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2018.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 21, 2018.

By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Gokul V. Hemmady Gokul V. Hemmady Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:* Satbir Khanuja Director

By:* Christopher Heim Director

By:* Ahmed Nawaz Director

By:* Sally Smith Director

By:* Spiro Lazarakis Director

*
Ronald E. Konezny, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts		Deductions		Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2018	$5,952	$521	$—		$3,182		$3,291
September 30, 2017	$5,914	$136	$—		$98		$5,952
September 30, 2016	$862	$5,260	$—		$208		$5,914

Valuation account - doubtful accounts
September 30, 2018	$341	$729	$40	(1)	$37	(3)	$1,073
September 30, 2017	$209	$127	$20	(2)	$15	(3)	$341
September 30, 2016	$285	$10	$—		$86	(3)	$209

Reserve for future returns and pricing adjustments
September 30, 2018	$2,169	$10,715	$—		$10,324		$2,560
September 30, 2017	$1,991	$10,447	$—		$10,269		$2,169
September 30, 2016	$1,817	$9,946	$—		$9,772		$1,991

(1)	Established through purchase accounting relating to the acquisition of TempAlert

(2)	Established through purchase accounting relating to the acquisition of SMART Temps®

(3)	Uncollectible accounts charged against allowance, net of recoveries