Form 10-Q
period 2018-12-31
DIGI INTERNATIONAL INC
filed 2019-02-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-34033
DIGI INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1532464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9350 Excelsior Blvd., Suite 700
Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zip Code)
(952) 912-3444
(Registrant’s telephone number, including area code)

11001 Bren Road East, Minnetonka, Minnesota
(Registrant’s former address, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 31, 2019, there were 27,675,003 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2018	2017 (as adjusted)*
	(in thousands, except per share data)
Revenue:
Product	$50,812	$38,454
Services and solutions	11,501	6,501
Total revenue	62,313	44,955
Cost of sales:
Cost of product	25,813	19,210
Cost of services and solutions	5,977	3,179
Amortization of intangibles	740	607
Total cost of sales	32,530	22,996
Gross profit	29,783	21,959
Operating expenses:
Sales and marketing	11,657	9,760
Research and development	9,518	7,751
General and administrative	3,117	6,447
Restructuring reversal	(67)	—
Total operating expenses	24,225	23,958
Operating income (loss)	5,558	(1,999)
Other income, net:
Interest income	208	208
Interest expense	(92)	(3)
Other income (expense), net	48	(45)
Total other income, net	164	160
Income (loss) before income taxes	5,722	(1,839)
Income tax provision	1,040	2,648
Net income (loss)	$4,682	$(4,487)

Net income (loss) per common share:
Basic	$0.17	$(0.17)
Diluted	$0.17	$(0.17)
Weighted average common shares:
Basic	27,513	26,748
Diluted	28,075	26,748
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended December 31,
	2018	2017 (as adjusted)*
	(in thousands)
Net income (loss)	$4,682	$(4,487)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,569)	271
Change in net unrealized gain (loss) on investments	5	(21)
Less income tax (provision) benefit	(2)	3
Other comprehensive (loss) income, net of tax	(1,566)	253
Comprehensive income (loss)	$3,116	$(4,234)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2018	September 30, 2018 (as adjusted)*
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$72,222	$58,014
Marketable securities	4,247	4,736
Accounts receivable, net	46,371	49,819
Inventories	47,036	41,644
Other	3,814	2,613
Assets held for sale	—	5,220
Total current assets	173,690	162,046
Property, equipment and improvements, net	11,827	8,354
Identifiable intangible assets, net	36,772	39,320
Goodwill	153,578	154,535
Deferred tax assets	5,503	6,600
Other	357	1,291
Total assets	$381,727	$372,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,021	$12,911
Accrued compensation	6,672	8,190
Unearned revenue	7,812	3,177
Contingent consideration on acquired businesses	5,944	5,890
Other	4,322	5,405
Total current liabilities	40,771	35,573
Income taxes payable	785	851
Deferred tax liabilities	566	334
Contingent consideration on acquired businesses	4,203	4,175
Other non-current liabilities	392	720
Total liabilities	46,717	41,653
Contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 34,076,394 and 33,812,838 shares issued	341	338
Additional paid-in capital	258,010	255,936
Retained earnings	156,643	151,961
Accumulated other comprehensive loss	(25,092)	(23,526)
Treasury stock, at cost, 6,435,618 and 6,385,336 shares	(54,892)	(54,216)
Total stockholders’ equity	335,010	330,493
Total liabilities and stockholders’ equity	$381,727	$372,146
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2018	2017 (as adjusted)*
	(in thousands)
Operating activities:
Net income (loss)	$4,682	$(4,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	1,133	759
Amortization of identifiable intangible assets	2,540	1,694
Stock-based compensation	1,414	1,053
Deferred income tax provision	1,333	2,995
Gain on sale of property and equipment	(4,396)	—
Change in fair value of contingent consideration	243	(407)
Bad debt/product return provision	206	14
Inventory obsolescence	450	450
Restructuring reversal	(67)	—
Other	113	57
Changes in operating assets and liabilities (net of acquisitions)	(1,540)	(3,456)
Net cash provided by (used in) operating activities	6,111	(1,328)
Investing activities:
Proceeds from maturities and sales of marketable securities	491	4,296
Proceeds from sale of Etherios	—	2,000
Acquisition of businesses, net of cash acquired	—	(40,084)
Proceeds from sale of property and equipment	10,047	—
Purchase of property, equipment, improvements and certain other identifiable intangible assets	(1,775)	(453)
Net cash provided by (used in) investing activities	8,763	(34,241)
Financing activities:
Acquisition earn-out payments	(161)	—
Proceeds from stock option plan transactions	662	2,972
Proceeds from employee stock purchase plan transactions	289	380
Purchases of common stock	(964)	(636)
Net cash (used in) provided by financing activities	(174)	2,716
Effect of exchange rate changes on cash and cash equivalents	(492)	241
Net increase (decrease) in cash and cash equivalents	14,208	(32,612)
Cash and cash equivalents, beginning of period	58,014	78,222
Cash and cash equivalents, end of period	$72,222	$45,610

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(200)	$(312)
Accrual for purchase of property, equipment, improvements and certain other identifiable intangible assets	$(2,883)	$(27)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings*	Loss	Equity
Balances, September 30, 2017	33,008	$330	6,437	$(54,533)	$245,528	$150,363	$(22,659)	$319,029
Cumulative-effect adjustment from adoption of ASU 2016-09					52	(33)		19
Net loss						(4,487)		(4,487)
Other comprehensive income							253	253
Employee stock purchase plan issuances			(46)	389	(9)			380
Repurchase of common stock			64	(636)				(636)
Issuance of stock under stock award plans	473	5			2,967			2,972
Stock-based compensation expense					1,053			1,053
Balances, December 31, 2017	33,481	$335	6,455	$(54,780)	$249,591	$145,843	$(22,406)	$318,583

Balances, September 30, 2018	33,813	$338	6,385	$(54,216)	$255,936	$151,961	$(23,526)	$330,493
Net income						4,682		4,682
Other comprehensive loss							(1,566)	(1,566)
Employee stock purchase plan issuances			(33)	288	1			289
Repurchase of common stock			84	(964)				(964)
Issuance of stock under stock award plans	263	3			659			662
Stock-based compensation expense					1,414			1,414
Balances, December 31, 2018	34,076	$341	6,436	$(54,892)	$258,010	$156,643	$(25,092)	$335,010
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Digi International Inc. (the “Company,” “Digi,” “we,” “our,” or “us”) pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, including (but not limited to) the summary of significant accounting policies presented in our Annual Report on Form 10-K for the year ended September 30, 2018, filed with the SEC (“2018 Financial Statements”).
Effective October 1, 2018, we adopted Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) as discussed below. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.
The condensed consolidated financial statements presented in this Form 10-Q reflect, in the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements for the periods presented. All adjustments consist only of normal, recurring adjustments. The condensed consolidated results of operations for any interim period are not necessarily indicative of results for the full year. The year-end condensed consolidated balance sheet data was derived from our 2018 Financial Statements, but do not include all disclosures required by U.S. GAAP.
Summary of Significant Accounting Policies
Except for the accounting policy for revenue recognition that was updated as a result of adopting ASU 2014-09, there have been no other changes to our significant accounting policies described in our 2018 Financial Statements.
Revenue Recognition
We recognize hardware product revenue upon transfer of control of goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We determine the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract, or contracts with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as we satisfy the performance obligations.
Hardware Product Revenue and SmartSense by Digi™ Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and Direct/Original Equipment Manufacturer (“OEM”) customers. Product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct/OEM customers are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded.
Our SmartSense by Digi™ equipment revenue is recorded as an up-front sale at its stand-alone selling price because the customer could utilize our equipment with other monitoring services or could use our monitoring services with hardware purchased from other vendors. Our installation charges are recorded when the product is installed.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Subscription and Support Services Revenue
Our SmartSense by Digi™ subscription revenue is recorded on a monthly basis. These subscriptions are generally in a range from one to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
We also derive service revenue from our Digi Remote Manager®, a platform-as-a-service (“PaaS”) offering, whereby customers pay for services consumed based on the number of devices being managed or monitored. This revenue is recognized over the life of the service term.
Digi Support Services revenues are recognized over the life of the support contract. Some of Digi Support Services revenue is for training and this revenue is recognized as the services are performed.
Professional Services Revenue
Professional services revenue is derived from our Digi Wireless Design Services contracts on either on a time-and-materials or a fixed-fee basis. These revenues are recognized as the services are performed for time-and-materials contracts, or when milestones are achieved and accepted by the customer for fixed-fee contracts.
Contracts with Multiple Performance Obligations
SmartSense by Digi™ revenues typically are derived from contracts with multiple performance obligations. These obligations may include: delivery of monitoring equipment that the customer either purchases out-right or uses while we retain ownership, monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In these instances, all revenue derived from the above obligations is recognized over the subscription term of the contract. If the customer purchases the equipment out-right, that portion of the revenue is recognized at the stand-alone selling price at the time the equipment is shipped and all other revenue is recognized over the subscription term of the contract.
We have made an accounting policy election to exclude from the measurement of our revenues any sales or similar taxes we collect from customers.
Recently Issued Accounting Pronouncements
Adopted
In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for our fiscal year ending September 30, 2021. Early adoption is permitted. This ASU was early adopted by us on October 1, 2018 and did not have an impact on our Condensed Consolidated Financial Statements.
In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are to be applied prospectively to an award modified on or after the adoption date. This ASU was effective for us this first fiscal quarter ending December 31, 2018. This ASU was adopted by us on October 1, 2018 and did not have an impact on our Condensed Consolidated Financial Statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transaction are classified in the statement of cash flows. This ASU was effective for us this first fiscal quarter ending December 31, 2018. This ASU was adopted by us on October 1, 2018 and did not have an impact on our Condensed Consolidated Financial Statements.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values.

This ASU also has changed the presentation and disclosure requirements for financial instruments. In addition, this ASU has clarified the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU were effective for our first fiscal quarter ending December 31, 2018. This ASU was adopted by us on October 1, 2018 and did not have an impact on our Condensed Consolidated Financial Statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard requires that revenue is recognized for the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. It also establishes timing associated with recognizing revenues and amortizing costs associated with contracts. FASB has issued several amendments to ASU 2014-09, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations. The guidance permits two methods of adoption, one of which is to retrospectively adjust results for each prior reporting period presented. We elected to adopt the standard using this method effective October 1, 2018.
We have described how we recognize revenue in the aforementioned revenue recognition policy. Relative to the amortization of costs there are two impacts to our financial statements. First, in instances where we retain ownership of equipment a customer uses, we charge an implementation fee to the customer so they can begin using the equipment. We amortize this cost of the equipment over its useful life (typically three years). Second, we capitalize and amortize commissions paid to sales personnel or agents on service contracts. If the commissions earned during an accounting period exceed our capitalization threshold, they will be amortized over the calculated average expected life of the pool of contracts closed during that period.
In order to ease our transition in the adoption of Topic 606, we have elected to take the following permitted actions under the standard relative to certain transactions (i.e. the following practical expedients):

•	We have not disclosed the remaining transaction price for reporting periods prior to the first quarter of fiscal 2019.

•
For completed contracts that have variable consideration, we will use the as-invoiced amount for all of our time and materials contracts and contracts relating to Digi Remote Manager® in instances where the contracts do not include free service.

•	We will expense incremental costs of obtaining a contract when incurred if the amortization period of the asset is one year or less.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The adoption of the standard related to the new revenue recognition impacted our reported results as follows:

	Three months ended December 31, 2017
(in thousands, except per common share data)	As Reported	Impact of Adoption	As Adjusted
Revenue:
Hardware product	$38,454	$—	$38,454
Services and solutions	6,743	(242)	6,501
Total revenue	45,197	(242)	44,955
Cost of sales:
Cost of hardware product	19,210	—	19,210
Cost of services and solutions	3,443	(264)	3,179
Amortization	607	—	607
Total cost of sales	23,260	(264)	22,996
Gross profit	21,937	22	21,959
Operating expenses	24,060	(102)	23,958
Operating loss	$(2,123)	$124	$(1,999)
Net loss	$(4,569)	$82	$(4,487)
Diluted loss per share	$(0.17)	$—	$(0.17)

	September 30, 2018
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$50,817	(998)	$49,819
Property, equipment and improvements, net	$6,270	$2,084	$8,354
Deferred tax assets	$6,665	(65)	$6,600
Unearned revenue current	$2,579	598	$3,177
Other non-current liabilities	$510	210	$720
Retained earnings	$151,748	213	$151,961
Adoption of the standards related to revenue recognition had no impact to total cash provided by or used in operating, financing or investing on our historical Condensed Consolidated Statements of Cash Flows.
Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us in the first quarter ending December 31, 2020. Early adoption is permitted. We are evaluating when to adopt, and the impact of the adopting, ASU 2018-15 on our Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820).  The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for us in the first quarter ending December 31, 2020. Early adoption is permitted for any removed or modified disclosures. We are evaluating when to adopt and the impact of adopting, ASU 2018-13 on our Condensed Consolidated Financial Statements.
In March 2017, FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities that are held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which would be amortized to maturity. This ASU is effective for us in the first quarter ending December 31, 2019. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for us in the first quarter ending December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are evaluating the impact of adopting ASU 2016-13 on our Condensed Consolidated Financial Statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance and requires lessees to recognize lease assets and lease liabilities on the balance sheet for leases with a term longer than 12 months that are classified as operating leases under previous authoritative guidance. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment for certain items. In July 2018, FASB issued two additional amendments that affect this guidance described in the following updates ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The amendments in ASU 2018-11 provide an alternative (and optional) transition method that allows entities to apply the transition provisions in ASU 2016-02 at the adoption date instead of at the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for us, using the modified retrospective approach, the first fiscal quarter ending December 31, 2019. Early adoption is permitted. As noted above, ASU 2018-11 provides for an additional and optional transition method. We plan to apply the optional transition method at the adoption date and are evaluating the impact of adopting ASU 2016-02 on our Condensed Consolidated Financial Statements.
2. ACQUISITIONS
Acquisition of Accelerated Concepts, Inc.
On January 22, 2018, we purchased all the outstanding stock of Accelerated Concepts, Inc. (“Accelerated”), a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications. This acquisition is included within our IoT Products and Services segment.
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $16.4 million (excluding cash acquired of $0.2 million) was paid at the time of closing. The earn-out payments are scheduled to be paid in two installments and the payment amount, if any, will be calculated based on the revenue performance of Accelerated products. The first installment will be based on revenues from January 22, 2018 through January 21, 2019 (the “2018 period”) and the second installment will be based on revenues from January 22, 2019 through January 21, 2020 (the “2019 period”). If certain revenue thresholds are met, the cumulative amount of these earn-outs will be $4.5 million. Additional payments, not to exceed $2.0 million for both installments, may also be due depending on revenue performance. The fair value of this contingent consideration was $2.3 million at the date of acquisition and $4.7 million at December 31, 2018 (see Note 7 to the Condensed Consolidated Financial Statements). We have determined that the fair value of the earn-out on the acquisition date will be considered as part of the purchase price consideration as there are no continuing employment requirements associated with the earn-out.
The purchase price was allocated to the estimated fair value of assets and liabilities assumed. The purchase price allocation resulted in the recognition of $5.7 million of goodwill. For tax purposes, this acquisition was treated as a stock acquisition. The goodwill therefore was not deductible. We believe this was a complementary acquisition for us as it significantly enhanced our existing cellular product lines and immediately extended our market reach with a line of commercial routers and network appliance products. This acquisition further enhanced and expanded the capabilities of the IoT Products and Services segment (see Note 10 to our Condensed Consolidated Financial Statements).
Operating results for Accelerated after January 22, 2018 are included in our Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of December 31, 2018 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The net working capital values were finalized during the fourth quarter of fiscal 2018.
Acquisition of TempAlert LLC
On October 20, 2017, we purchased all the outstanding interests of TempAlert LLC (“TempAlert”), a Boston-based provider of automated, real-time temperature monitoring and task management solutions. The purchase price was $45.0 million in cash

2. ACQUISITIONS (CONTINUED)
adjusted for certain net working capital adjustments. We believe this was a complementary acquisition for us as the acquired technology will continue to be supported to further enhance and expand the capabilities of the IoT Solutions segment (see Note 10 to our Condensed Consolidated Financial Statements).
The terms of the acquisition included an upfront cash payment together with future earn-out payments. Cash of $40.7 million (excluding cash acquired of $0.6 million) was paid at the time of closing. The earn-out payments are scheduled to be paid after December 31, 2018 and December 31, 2019 which is the end of the earn-out periods. The cumulative amount of these earn-outs for the periods ended December 31, 2018 and December 31, 2019, will not exceed $35.0 million and $45.0 million, respectively. The fair value of this contingent consideration was zero at the date of acquisition and at December 31, 2018 (see Note 7 to the Condensed Consolidated Financial Statements).
The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The purchase price allocation resulted in the recognition of $17.6 million of goodwill. For tax purposes, this acquisition was treated as an asset acquisition, therefore the goodwill was deductible. We believe that the acquisition resulted in the recognition of goodwill because this was a complementary acquisition for us and provided a source of recurring revenue in a new vertically focused solutions business.
Operating results for TempAlert after October 20, 2017 are included in our Condensed Consolidated Statements of Operations. The Condensed Consolidated Balance Sheet as of December 31, 2018 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.
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
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2018	2017 (as adjusted)*
Numerator:
Net income (loss)	$4,682	$(4,487)

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	27,513	26,748
Effect of dilutive securities:
Stock options and restricted stock units	562	—
Denominator for diluted net income (loss) per common share — adjusted weighted average shares	28,075	26,748

Net income (loss) per common share, basic	$0.17	$(0.17)
Net income (loss) per common share, diluted	$0.17	$(0.17)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
For the three months ended December 31, 2018 and 2017, there were 1,241,964 and 1,998,740 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options’ exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the three month period ended December 31, 2017, there were 331,021 common stock options and restricted stock units, respectively, that were not included in the above computation of diluted earnings per share.
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2018	September 30, 2018 (as adjusted)*
Accounts receivable, net:
Accounts receivable	$49,698	$52,792
Less allowance for doubtful accounts	797	413
Less reserve for future returns and pricing adjustments	2,530	2,560
Accounts receivable, net	$46,371	$49,819
Inventories:
Raw materials	$19,427	$22,047
Work in process	807	525
Finished goods	26,802	19,072
Inventories	$47,036	$41,644
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
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
In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security where available. We obtain relevant information from our investment advisor and, if warranted, also may review the financial solvency of certain security issuers. As of December 31, 2018, all of our securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary based upon the above described factors. We expect to realize the fair value of these securities, plus accrued interest, either at the time of maturity or when the security is sold. All of our current holdings are classified as available-for-sale marketable securities and are recorded at fair value on our consolidated balance sheet with the unrealized gains and losses recorded in accumulated other comprehensive income (loss). All of our current marketable securities will mature in less than one year. Our balance sheet classification of available for sale securities is based on our best estimate of when we expect to liquidate such investments and, presently, is consistent with the stated maturity dates of such investments. However, we are not committed to holding these investments until their maturity and may determine to liquidate some or all of these investments earlier based on our liquidity and other needs. During the three months ended December 31, 2018 and 2017, we received proceeds from our available-for-sale marketable securities of $0.5 million and $4.3 million, respectively.
At December 31, 2018 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$4,262	$—	$(15)	$4,247
Total marketable securities	$4,262	$—	$(15)	$4,247

(1)	Included in amortized cost and fair value is purchased and accrued interest of $12.
At September 30, 2018 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$4,756	—	$(20)	$4,736
Total marketable securities	$4,756	$—	$(20)	$4,736

(1)	Included in amortized cost and fair value is purchased and accrued interest of $6.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	December 31, 2018
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$4,247	$(15)
Total	$—	$—	$4,247	$(15)

6. MARKETABLE SECURITIES (CONTINUED)

	September 30, 2018
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$4,736	$(20)
Total	$—	$—	$4,736	$(20)
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

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market	$28,010	$28,010	$—	$—
Certificates of deposit	4,247	—	4,247	—
Total assets measured at fair value	$32,257	$28,010	$4,247	$—
Liabilities:
Contingent consideration on acquired businesses	$10,147	$—	$—	$10,147
Total liabilities measured at fair value	$10,147	$—	$—	$10,147

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Money market	$24,318	$24,318	$—	$—
Certificates of deposit	4,736	—	4,736	—
Total assets measured at fair value	$29,054	$24,318	$4,736	$—
Liabilities:
Contingent consideration on acquired businesses	$10,065	$—	$—	$10,065
Total liabilities measured at fair value	$10,065	$—	$—	$10,065

7. FAIR VALUE MEASUREMENTS (CONTINUED)
Our money market funds, which have been determined to be cash equivalents, are measured at fair value using quoted market prices in active markets for identical assets and are therefore classified as Level 1 assets. We value our Level 2 assets using inputs that are based on market indices of similar assets within an active market. There were no transfers into or out of our Level 2 financial assets during the three months ended December 31, 2018.
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
We are required to make contingent payments for our acquisitions. In connection with the October 2015 acquisition of Bluenica Corporation (“Bluenica”), we are required to make contingent payments over a period of up to four years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent payments recognized upon acquisition was $10.4 million and was $5.5 million at December 31, 2018. No payments were made during the first quarters of fiscal 2019 or 2018.
In connection with the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”), we were required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability recognized upon acquisition was $1.3 million. We paid $0.2 million during the first quarter of fiscal 2019.
In connection with the October 2017 acquisition of TempAlert LLC (“TempAlert”), we are required to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue. The fair value of the liability for contingent payments recognized upon acquisition of TempAlert and at December 31, 2018 was zero.
In connection with the January 2018 acquisition of Accelerated, we are required to make contingent payments for the twelve month periods ending January 21, 2019 and January 21, 2020, based upon certain thresholds. The fair values of the liability for contingent payments recognized upon acquisition of Accelerated and at December 31, 2018 was $2.3 million and was $4.7 million, respectively. The increase is a result of Accelerated outperforming initial revenue expectations.
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
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2018	2017
Fair value at beginning of period	$10,065	$6,388
Contingent consideration payments	(161)	—
Change in fair value of contingent consideration	243	(407)
Fair value at end of period	$10,147	$5,981
The change in fair value of contingent consideration relates to the acquisitions of Bluenica, FreshTemp and Accelerated and is included in general and administrative expense. The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration based on the probability of achieving the specified revenue thresholds at a range of 98.6% to 100.0% for Bluenica, 0% for TempAlert, and a range of 44.4% to 100.0% for Accelerated. A significant change in our estimates of achieving the relevant targets could materially change the fair value of the contingent consideration liability.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Amortizable identifiable intangible assets were (in thousands):

	December 31, 2018			September 30, 2018
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$57,821	$(49,113)	$8,708	$58,102	$(48,693)	$9,409
License agreements	102	(53)	49	102	(46)	56
Patents and trademarks	15,748	(12,501)	3,247	15,701	(12,242)	3,459
Customer relationships	46,432	(22,024)	24,408	46,605	(21,049)	25,556
Non-compete agreements	600	(240)	360	600	(210)	390
Order backlog	1,800	(1,800)	—	1,800	(1,350)	450
Total	$122,503	$(85,731)	$36,772	$122,910	$(83,590)	$39,320
Amortization expense was $2.5 million and $1.7 million for the three month periods ended December 31, 2018 and 2017, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to identifiable intangible assets for the remainder of fiscal 2019 and the five succeeding fiscal years is (in thousands):

2019 (nine months)	$6,283
2020	8,297
2021	7,722
2022	6,853
2023	4,668
2024	3,995
The changes in the carrying amount of goodwill are (in thousands):

	Three months ended December 31,
	2018	2017
Beginning balance, October 1	$154,535	$131,995
Acquisitions	—	17,341
Foreign currency translation adjustment	(957)	(3)
Ending balance, December 31	$153,578	$149,333
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
As we have two reportable operating segments, we concluded that the IoT Solutions segment and the IoT Products & Services segment each constitute a separate reporting unit for purposes of the ASC 350-20-35 “Goodwill Measurement of Impairment” assessment. As such, both units were tested individually for impairment.
Our test for potential goodwill impairment is a two-step approach. We first assess qualitative factors to determine whether the existence of events or circumstances to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If we determine based on this assessment that it is more likely than not that the fair value of a reporting units is less than its carrying amount, we perform the goodwill impairment test. This test requires us to determine the fair value of the reporting unit and compare it to the carrying amount, including goodwill, of such reporting unit. If the fair value exceeds the carrying amount, no impairment loss is recognized. However, if the carrying amount of the reporting unit exceeds its fair value, the goodwill of the reporting units is impaired and an impairment loss would be recognized.

8. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
At June 30, 2018, we had a total of $104.6 million of goodwill on our Condensed Consolidated Balance Sheet for the IoT Products & Services reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 36%. At June 30, 2018, we had a total of $50.0 million of goodwill on our Condensed Consolidated Balance Sheet for the IoT Solutions reporting unit and the implied fair value of this reporting unit exceeded its carrying value by approximately 7%. Based on that data, we concluded that no impairment was indicated for either reporting unit. No goodwill impairment charges were recorded. During the first quarter of fiscal 2019, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of December 31, 2018. We concluded that no additional impairment assessment was required.
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
9. SALE OF BUILDING
On October 2, 2018, we sold our 130,000 square feet corporate headquarters building in Minnetonka, Minnesota to Minnetonka Leased Housing Associates II, LLLP. The sales price was $10.0 million in cash adjusted for certain selling costs and an escrow for the leaseback of the building for four months. At September 30, 2018 the net book value of the land, building and improvements was $5.2 million and listed as assets held for sale on our Condensed Consolidated Balance Sheet. As a result, we recorded a $1.1 million tax benefit in the fourth quarter of fiscal 2018 because we were able to use credit loss carryforwards which previously had a valuation allowance. We recorded a gain of $4.4 million ($3.4 million net of tax) in the first quarter of fiscal 2019, which is recorded in general and administrative expense.
During the three months ended December 31, 2018, we paid $1.2 million for leasehold improvements to build out our new headquarters space. These improvements will be depreciated over 13 years, which is the length of the lease.

10. SEGMENT INFORMATION
We have two reportable operating segments for purposes of ASC 280-10-50 “Segment Reporting”: (1) IoT Products & Services, and (2) IoT Solutions. Our segments are described below:
IoT Products & Services
Our IoT Products & Services segment is composed of the following communications products and and communication product development services:

•	Cellular products;

•	Radio frequency (RF) which include our XBee® modules as well as other RF solutions;

•	Embedded products include Digi Connect® and Rabbit® embedded systems on module and single board computers;

•	Network products, which has the highest concentration of mature products, including console and serial servers and USB connected products;

•	Digi Wireless Design Services;

•	Digi Remote Manager®; and

•	Digi Support Services which offers various levels of technical services for development assistance, consulting and training.
IoT Solutions
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on three primary vertical markets: healthcare (including retail pharmacies, hospitals and other medical facilities), food service and transportation/logistics. These solutions are marketed as SmartSense by Digi™. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions. These include: the October 2015 acquisition of Bluenica Corporation ("Bluenica"), the November 2016 acquisition of FreshTemp®, LLC ("FreshTemp®"), the January 2017 acquisition of SMART Temps®, LLC ("SMART Temps®") and the October 2017 acquisition of TempAlert, LLC ("TempAlert").
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
Summary operating results for each of our segments were as follows (in thousands):

	Three months ended December 31,
	2018	2017 (as adjusted)*
Revenue
IoT Products & Services	$53,294	$40,880
IoT Solutions	9,019	4,075
Total revenue	$62,313	$44,955
Operating income (loss)
IoT Products & Services	$7,402	$1,264
IoT Solutions	(1,844)	(3,263)
Total operating income (loss)	$5,558	$(1,999)
Depreciation and amortization
IoT Products & Services	$1,942	$849
IoT Solutions	1,731	1,604
Total depreciation and amortization	$3,673	$2,453
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

10. SEGMENT INFORMATION (CONTINUED)
Total expended for property, plant and equipment was as follows (in thousand):

	Three months ended December 31,
	2018	2017
Expended for property, equipment and improvements
IoT Products & Services	$1,775	$453
IoT Solutions	—	—
Total expended for property, plant and equipment	$1,775	$453
Total assets for each of our segments were as follows (in thousands):

	December 31, 2018	September 30, 2018 (as adjusted)*
Assets
IoT Products & Services	$210,283	$209,574
IoT Solutions	94,975	99,822
Unallocated**	76,469	62,750
Total assets	$381,727	$372,146
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
**Unallocated consists of cash and cash equivalents and current marketable securities.
Total goodwill for each of our segments were as follows (in thousands):

	December 31, 2018	September 30, 2018
Goodwill
IoT Products & Services	$103,973	$104,358
IoT Solutions	49,605	50,177
Total goodwill	$153,578	$154,535

11. REVENUE
Revenue Disaggregation
The following summarizes our revenue by geographic location of our customers:

	Three months ended December 31,
($ in thousands)	2018	2017 (as adjusted)*
North America, primarily United States	$46,335	$29,337
Europe, Middle East & Africa	10,104	10,156
Asia	5,080	4,528
Latin America	794	934
Total revenue	$62,313	$44,955
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

11. REVENUE (CONTINUED)
Net sales of services and solutions disaggregated by product group:

	Three months ended December 31,
($ in thousands)	2018	2017 (as adjusted)*
IoT Products & Services Segment
Hardware product	$50,812	$38,454
Services	2,482	2,426
Total IoT Products & Services Segment	53,294	40,880
IoT Solutions Segment
Solutions	9,019	4,075
Total Revenue	$62,313	$44,955
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Contract Balances
In certain contracts with our customers we charge an implementation fee to the customer so they can begin using the equipment and retain ownership of the equipment the customer uses. We amortize this cost of the equipment over its useful life (typically three years).
We also incur costs for commissions paid to sales personnel or agents on service contracts. If the commissions earned during an accounting period exceed our capitalization threshold, they will be amortized over the calculated average expected life of the pool of contracts closed during that period. We have elected the practical expedient to not capitalize these commissions for contracts with terms of one year or less.
Contract assets were $2.1 million and $2.1 million as of December 31, 2018 and September 30, 2018, respectively. Amortization expense for these contract assets was $0.2 million for the three months ended December 31, 2018 and minimal for the three months ended December 31, 2017. Contract assets are typically amortized over a three year period.
Unearned Revenue
Unearned revenue is comprised mainly of unearned revenue related to annual or multi-year contracts for subscription services and related implementation fees for our IoT Solutions segment and our Digi Remote Manager® services in our IoT Products & Services segment.
Changes in unearned revenue were as follows:

Three months ended December 31,
($ in thousands)	2018
Unearned revenue, beginning of period*	$3,933
Billings	9,702
Revenue recognized	(5,326)
Unearned revenue, end of period	$8,309
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2018 approximately $7.6 million of revenue is expected to be recognized from remaining performance obligations for subscriptions contracts. We expect to recognize revenue on approximately $3.2 million of remaining

11. REVENUE (CONTINUED)
performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize revenue over a range of two to five years.
12. INCOME TAXES
Our income tax provision was $1.0 million for the three months ended December 31, 2018. Included in this provision was a net tax benefit discretely related to the three months ended December 31, 2018 of $0.1 million, primarily a result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation. For the three months ended December 31, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to certain income tax credits generated in the U.S.
In comparison, the income tax provision was $2.6 million for the three months ended December 31, 2017. Included in this provision was a net tax expense discretely related to the three months ended December 31, 2017 of $2.8 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018. For the three months ended December 31, 2017, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which had lower statutory tax rates than the U.S., and certain tax credits generated in the U.S.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in the U.S. on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that previously were tax deferred. We applied the guidance in SAB 118 when accounting for the enactment-date income tax effects of the Act in fiscal 2018. At September 30, 2018, we had not fully completed our accounting for the enactment effects of the Act. We, however, had recorded a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax. The provisional tax expense recorded in fiscal 2018 was $3.0 million. At December 31, 2018, we had completed our accounting for the enactment-date income tax effects of the Act. In fiscal 2019, there have been no significant adjustments to the provisional amounts recorded in fiscal 2018. In addition, certain provisions of the Act became effective for us in fiscal 2019. The estimated tax impacts of these provisions are included in out effective tax rate for the current period.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2018	$1,561
Decreases related to:
Expiration of statute of limitations	(56)
Unrecognized tax benefits as of December 31, 2018	$1,505
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.4 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months.
13. PRODUCT WARRANTY OBLIGATION
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

13. PRODUCT WARRANTY OBLIGATION (CONTINUED)
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2018	$1,172	$72	$(104)	$1,140
Three months ended December 31, 2017	$987	$354	$(177)	$1,164
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
14. COMMITMENTS AND CONTINGENCIES
Lease Commitments
In October 2018, we signed a thirteen-year lease agreement with minimum lease obligations of $14.8 million with Colfin Midwest NNN Investor, LLC for 59,497 square feet of office space. This is now our new headquarters location in Hopkins, Minnesota, which is approximately three miles from our previous headquarters.
Contingencies
In November 2018, DimOnOff Inc., a company headquartered in Quebec City, Quebec, Canada which sells control systems in the building automation and street lighting markets sued us and a former distributor from whom DimOnOff purchased certain of our products.  The suit was brought in the Superior Court of the Province of Quebec in the District of Quebec (Canada) and alleges certain Digi products it purchased and incorporated into street lighting systems in a Canadian city were defective causing some of the street lights to malfunction.  It alleges damages in of just over C$1.0 million.  We intend to defend ourselves against DimOnOff’s claims.  At this time we cannot assess the likelihood or amount of any potential loss.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
15. STOCK-BASED COMPENSATION
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
The 2018 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2018 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Awards may be granted under the 2018 Plan until January 28, 2028. Options under the 2018 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock units shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on

15. STOCK-BASED COMPENSATION (CONTINUED)
the date of grant. Upon exercise, we issue new shares of stock. As of December 31, 2018, there were approximately 297,885 shares available for future grants under the 2018 Plan.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the three months ended December 31, 2018 and 2017, our employees forfeited 83,988 shares and 64,276 shares, respectively in order to satisfy $1.0 million and $0.6 million, respectively of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Cash received from the exercise of stock options was $0.7 million and $3.0 million during the three months ended December 31, 2018 and 2017, respectively.
We sponsor an Employee Stock Purchase Plan (the “Purchase Plan”), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. Employee contributions to the Purchase Plan were $0.3 million and $0.4 million during both three month periods ended December 31, 2018 and 2017. Pursuant to the Purchase Plan, 33,706 and 45,718 common shares were issued to employees during the three months ended December 31, 2018 and 2017, respectively. Shares are issued under the Purchase Plan from treasury stock. As of December 31, 2018, 281,870 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended December 31,
	2018	2017
Cost of sales	$55	$50
Sales and marketing	353	334
Research and development	200	8
General and administrative	806	661
Stock-based compensation before income taxes	1,414	1,053
Income tax benefit	(294)	(221)
Stock-based compensation after income taxes	$1,120	$832
Stock-based compensation cost capitalized as part of inventory was immaterial as of December 31, 2018 and September 30, 2018.
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2018	3,526	$10.49
Granted	585	11.60
Exercised	(79)	8.39
Forfeited / Canceled	(39)	11.54
Balance at December 31, 2018	3,993	$10.69	4.5	$1,756

Exercisable at December 31, 2018	2,428	$10.12	3.4	$1,696
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $10.09 as of December 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

15. STOCK-BASED COMPENSATION (CONTINUED)
The total intrinsic value of all options exercised during the three months ended December 31, 2018 was $0.3 million and during the three months ended December 31, 2017 was $0.4 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2018	2017
Weighted average per option grant date fair value	$4.36	$3.71
Assumptions used for option grants:
Risk free interest rate	2.78% - 2.93%	2.12% - 2.18%
Expected term	6.00 years	6.00 years
Expected volatility	33%	33% - 34%
Weighted average volatility	33%	33%
Expected dividend yield	0	0
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
As of December 31, 2018, the total unrecognized compensation cost related to non-vested stock options was $6.4 million and the related weighted average period over which it is expected to be recognized is approximately 3.1 years.
Non-vested Restricted Stock Units
A summary of our non-vested restricted stock units as of December 31, 2018 and changes during the three months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2018	674	$11.05
Granted	480	$11.40
Vested	(185)	$10.50
Canceled	(10)	$11.27
Nonvested at December 31, 2018	959	$11.33
As of December 31, 2018, the total unrecognized compensation cost related to non-vested restricted stock units was $9.9 million, and the related weighted average period over which it is expected to be recognized is approximately 2.0 years.

16. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands) all within our IoT Products and Services segment:

	Manufacturing Transition	2017 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2018	$147	$293	$13	$453
Payments	(84)	(233)	(16)	(333)
Reversals	(19)	(53)	5	(67)
Foreign currency fluctuation	—	(7)	—	(7)
Balance at December 31, 2018	$44	$—	$2	$46
Manufacturing Transition
As announced on April 3, 2018, we transferred the manufacturing functions of our Eden Prairie, Minnesota operations facility to existing contract manufacture suppliers. As a result, approximately 53 employment positions were eliminated, resulting in restructuring charges of approximately $0.5 million related to employee costs during the third and fourth quarters of fiscal 2018. The payments associated with these charges are expected to be completed by the third quarter of fiscal 2019. This manufacturing transition is expected to result in total annualized savings of between $3.0 million to $5.0 million.
2017 Restructuring
In May 2017, we approved a restructuring plan primarily impacting our France location, which is now closed. We also eliminated certain employee costs in the U.S. The restructuring was the result of a decision to consolidate our France operations to our Europe, Middle East and Africa (“EMEA”) headquarters in Munich. The total restructuring charges amounted to $2.5 million that included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017. These actions resulted in an elimination of 10 positions in the U.S. and 8 positions in France. The payments associated with these charges are expected to be completed by the first half of fiscal 2019.
17. COMMON STOCK REPURCHASE
On April 24, 2018 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization is scheduled to expire on May 1, 2019. There were no shares repurchased under this program as of December 31, 2018.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as well as our subsequent reports on Form 8-K and any amendments thereto.

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

competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our operations and our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures, and changes in our level of revenue or profitability, which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2018, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended September 30, 2018. There have been no material changes to our critical accounting policies as disclosed in that report, except for the revenue recognition policy updated below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue Recognition
We recognize hardware product revenue upon transfer of control of goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We determine the amount of revenue to be recognized through application of the following steps:

•	Identification of the contract, or contracts with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as we satisfy the performance obligations.
Hardware Product Revenue and SmartSense by Digi™ Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and Direct/Original Equipment Manufacturer (“OEM”) customers. Product revenue generally is recognized upon shipment of product to customers. Sales to authorized domestic distributors and Direct/OEM customers are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all periods presented.
Our SmartSense by Digi™ equipment revenue is recorded as an up-front sale at its stand-alone selling price because the customer could utilize our equipment with other monitoring services or could use our monitoring services with hardware purchased from other vendors. Our installation charges are recorded when the product is installed.
Subscription and Support Services Revenue
Our SmartSense by Digi™ subscription revenue is recorded on a monthly basis. These subscriptions are generally in a range from one to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
We also derive service revenue from our Digi Remote Manager®, a platform-as-a-service (“PaaS”) offering, whereby customers pay for services consumed based on the number of devices being managed or monitored. This revenue is recognized over the life of the service term.
Digi Support Services revenues are recognized over the life of the support contract. Some of Digi Support Services revenue is for training and this revenue is recognized as the services are performed.
Professional Services Revenue
Professional services revenue is derived from our Digi Wireless Design Services contracts on either on a time-and-materials or a fixed-fee basis. These revenues are recognized as the services are performed for time-and-materials contracts, or when milestones are achieved and accepted by the customer for fixed-fee contracts.
Contracts with Multiple Performance Obligations
SmartSense by Digi™ revenues typically are derived from contracts with multiple performance obligations. These obligations may include: delivery of monitoring equipment that the customer either purchases out-right or uses while we retain ownership, monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In these instances, all revenue derived from the above obligations is recognized over the subscription term of the contract. If the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

customer purchases the equipment out-right, that portion of the revenue is recognized at the stand-alone selling price at the time the equipment is shipped and all other revenue is recognized over the subscription term of the contract.
OVERVIEW
We are a leading global provider of business and mission-critical Internet-of-Things (“IoT”) connectivity products, services and solutions. We have two reportable operating segments for purposes of ASC 280-10-50 “Segments Reporting”:

•	IoT Products & Services segment; and

•	IoT Solutions segment.
Our IoT Products & Services segment consists primarily of distinct communications products and also includes communication product development services. Among other things, these products and services help our customers create next-generation connected products and deploy and manage critical communications infrastructures in demanding environments with high levels of security and reliability. This segment creates secure, easy-to-implement embedded solutions and services to help customers build IoT connectivity. It also deploys ready-to-use, complete box solutions to connect remote equipment. The IoT Products & Services segment also offers dedicated professional services for the design of specialized wireless communications products for customers. Finally, this segment offers managed cloud services that enable customers to capture and manage data from devices they connect to networks. Our IoT products and services are used by a wide range of businesses and institutions.
All of the revenue we report in our consolidated financial statements as product revenue is derived from products included in this segment. These products include our cellular products, radio frequency (“RF”) products, embedded and network products. Our cellular product category includes our cellular routers and all gateways. Our RF product category includes our XBee® modules as well as other RF Solutions.  Our Embedded product category includes Digi Connect® and Rabbit® embedded systems on module and single board computers.  Our network product category, which has the highest concentration of mature products, includes console and serial servers and USB connected products. Revenues we report as services and solutions revenue in our consolidated financial statements from this segment include Digi Wireless Design Services, Digi Remote Manager® and Digi Support Services we provide for our products.
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on three primary vertical markets: healthcare (including retail pharmacies, hospitals and other medical facilities), food service and transportation/logistics. These solutions are marketed as SmartSense by Digi™, formerly Digi Smart Solutions. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions. These include: the October 2015 acquisition of Bluenica, the November 2016 acquisition of FreshTemp®, the January 2017 acquisition of SMART Temps® and the October 2017 acquisition of TempAlert. All revenues from this segment are reported in our consolidated financial statements as services and solutions revenue as customers subscribe for ongoing monitoring services that are enabled by the deployment of hardware and related software.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2019 that we feel are most important in these evaluations:
Total Revenue was $62.3 Million. Our revenue was $62.3 million for the first quarter of fiscal 2019 compared to $45.0 million in the first quarter of fiscal 2018, an increase of $17.3 million, or 38.6%.
Product revenue increased by $12.3 million, or 32.1%. This included $5.2 million of incremental revenue related to the January 2018 acquisition of Accelerated.
Services and solutions revenue increased by $5.0 million, or 76.9%, in the first quarter of fiscal 2019 compared to the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Margin was 47.8%. Our gross margin decreased as a percentage of revenue to 47.8% in the first quarter of fiscal 2019 as compared to 48.8% in the first quarter of fiscal 2018. Our gross margin decline was primarily a result of product and customer mix, increased amortization associated with the Accelerated acquisition partially offset from an increase in higher margin recurring revenue and lower costs associated with our manufacturing transition.
Net income for the first fiscal quarter of 2019 was $4.7 million, or $0.17 per diluted share. Net loss for the first fiscal quarter of 2018 was $4.5 million, or $0.17 loss per diluted share. Net income in the first fiscal quarter of 2019 includes a gain on the sale of our corporate headquarters of $4.4 million ($3.4 million, net of tax) or $0.12 per diluted share.
Adjusted EBITDA for the first fiscal quarter of 2019 was $6.2 Million, or 9.9% of total revenue. In the first fiscal quarter of fiscal 2018, Adjusted EBITDA was $3.0 million, or 6.6% of total revenue.
Below is a reconciliation of net income to Adjusted EBITDA:

	Three months ended December 31,
	2018		2017 (as adjusted)*
($ in thousands)		% of total revenue		% of total revenue
Total revenue	$62,313	100.0%	$44,955	100.0%

Net income	$4,682		$(4,487)
Interest income, net	(116)		(205)
Income tax provision	1,040		2,648
Depreciation and amortization	3,673		2,453
Stock-based compensation	1,414		1,053
Gain on sale of building	(4,396)		—
Restructuring reversal	(67)		—
Acquisition expense	(69)		1,501
Adjusted EBITDA	$6,161	9.9%	$2,963	6.6%
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2018		2017 (as adjusted)*		(decr.)
Revenue:
Product	$50,812	81.5%	$38,454	85.5%	32.1
Services and solutions	11,501	18.5	6,501	14.5	76.9
Total revenue	62,313	100.0	44,955	100.0	38.6
Cost of sales:
Cost of product	25,813	41.4	19,210	42.7	34.4
Cost of services and solutions	5,977	9.6	3,179	7.1	88.0
Amortization of intangibles	740	1.2	607	1.4	21.9
Total cost of sales	32,530	52.2	22,996	51.2	41.5
Gross profit	29,783	47.8	21,959	48.8	35.6
Operating expenses	24,225	38.9	23,958	53.3	1.1
Operating income (loss)	5,558	8.9	(1,999)	(4.5)	378.0
Other income, net	164	0.3	160	0.4	2.5
Income (loss) before income taxes	5,722	9.2	(1,839)	(4.1)	411.1
Income tax provision	1,040	1.7	2,648	5.9	(60.7)
Net income (loss)	$4,682	7.5%	$(4,487)	(10.0)%	204.3
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
REVENUE
Product
Product revenue increased by $12.3 million, or 32.1%, in the first fiscal quarter of 2019 compared to the first fiscal quarter of 2018. This increase included $5.2 million of incremental revenue from Accelerated, which we acquired in January 2018. We also experienced increased sales in our North America region for our industrial cellular products. We also incurred increased sales to significant customer for our RF products particularly our Digi XBee® cellular products that has continued to receive design wins. In addition, USB connected products, Rabbit® branded products and embedded modules had increased sales. This was offset partially by a decline in sales of terminal servers as we had sales to a significant customer in the first quarter of fiscal 2018.
In general, we expect our network products, most of which are mature, to decline over time. Our product revenue is subject to large customer projects and deployments that can fluctuate from period to period.
Services and Solutions
Services and solutions revenue increased by $5.0 million, or 76.9%, in the first quarter of fiscal 2019 compared to the same period a year ago. This primarily was driven by the growth of our SmartSense by Digi™ business of $4.9 million. The increase year over year is due to an existing customer expanding their equipment to include ambient sensors, additional customer deployments, and an increase in our recurring revenue base. We are serving just over 54,000 as of December 31, 2018, compared to just over 38,000 sites a year ago. Although a single transportation customer ended their relationship with this business, we continued to add new sites in multiple verticals and mitigated the transportation customer loss through new direct agreements with end customers. We believe this termination is an isolated event and does not represent a trend. We will continue to seek and evaluate acquisitions that will further enhance our IoT Solutions segment as we believe this marketplace offers a path to a significant base of recurring revenue that can provide both stable revenue generation and significant growth for us.
We expect our Solutions revenue to increase over time. The growth rate in revenue may be subject to fluctuations from period to period as large-scale deployments to specific customers may take place in certain time frames and may not occur in every

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter. Further, one-time orders or replacement equipment from existing customers could cause there to be one-time increases in revenue that are not repeated in subsequent quarters.
Foreign Currency Impacts
Included in revenue performance for the year was a minimal decrease in foreign currency translation for three months ended December 31, 2018, when compared to the same period in the prior fiscal year.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended December 31,		$ incr.	% incr.
($ in thousands)	2018	2017 (as adjusted)*	(decr.)	(decr.)
North America, primarily United States	$46,335	$29,337	16,998	57.9
Europe, Middle East & Africa	10,104	10,156	(52)	(0.5)
Asia	5,080	4,528	552	12.2
Latin America	794	934	(140)	(15.0)
Total revenue	$62,313	$44,955	17,358	38.6
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Revenue in North America increased by $17.0 million, or 57.9% for the three months ended December 31, 2018 compared to the same period a year ago. Revenue for the three months ended December 31, 2018 compared to the same period a year ago included incremental revenue of $5.2 million from the January 2018 acquisition of Accelerated. In addition, for the three months ended December 31, 2018 compared to the same period a year ago, our SmartSense by Digi™ revenue increased $4.9 million. RF products also experienced increased revenue as we had a large customer deployment of our Digi XBee® cellular in the first quarter of fiscal 2019. In addition, we had an increase in large project-based sales of cellular products and increased sales of embedded products. We expect North America revenue to increase as a percentage of total revenue as our SmartSense by Digi™ and Accelerated products and services primarily are sold in North America.
Revenue in EMEA remained generally flat compared to the same period a year ago.
Revenue in Asia increased by $0.6 million, or 12.2% for the three months ended December 31, 2018 compared to the same period a year ago. We experienced increased sales of embedded modules and RF products in the first quarter of fiscal 2019 compared to the same period a year ago.
Revenue in Latin America decreased by $0.1 million, or 15.0% for the three months ended December 31, 2018 compared to the same period a year ago.
No significant changes were made to our pricing strategy that impacted revenue during the three months ended December 31, 2018 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products, services and solutions.
GROSS PROFIT
Gross profit for the three months ended December 31, 2018 and 2017 was $29.8 million and $22.0 million, respectively. This was an increase of $7.8 million, or 35.6%.
Product gross profit for the three months ended December 31, 2018 and 2017 was $25.0 million, or 49.2%, and $19.2 million, or 50.0%, respectively. This was an increase of $5.8 million, or 29.9%. The increase included incremental gross profit of $2.3 million for the January 2018 acquisition of Accelerated, increase sales from most of our products and lower costs associated with our manufacturing transition. For the three months ended December 31, 2018 compared to the same period a year ago, gross margin declined primarily as a result of product and customer mix, increased amortization expense related to the Accelerated acquisition, partially offset by lower costs associated with our manufacturing transition.
Services and solutions gross profit, across both segments, was $5.5 million, or 48.0%, and $3.3 million, or 51.1%, for the three months ended December 31, 2018 and 2017, respectively. This represents an increase in gross profit of $2.2 million, or 66.3%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in gross profit primarily was driven by our SmartSense by Digi™ business due to increases in recurring revenue and product and customer mix. As recurring revenue increases and becomes a greater percentage of total revenue, we expect gross margins to increase over time. This was offset partially by a decline in gross profit for Digi Wireless Design services as our wireless product design and development service margins are highly dependent on the utilization rates of our personnel. Gross margins declined overall in the three months ended December 31, 2018 as compared to the same period in the prior fiscal year due to Digi Wireless Design services.
Gross profit was impacted negatively by amortization of $0.7 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively. This increase in amortization expense is related primarily to the January 2018 acquisition of Accelerated.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended December 31,				$ incr.
($ in thousands)	2018		2017 (as adjusted)*		(decr.)
Sales and marketing	$11,657	18.7%	$9,760	21.7%	$1,897
Research and development	9,518	15.3%	7,751	17.3%	1,767
General and administrative	3,117	4.9%	6,447	14.3%	(3,330)
Restructuring reversal	(67)	(0.1)%	—	—%	(67)
Total operating expenses	$24,225	38.9%	$23,958	53.3%	$267
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Sales and marketing expenses increased $1.9 million for the three months ended December 31, 2018 compared to the same period a year ago. This included incremental expenses for Accelerated of $1.1 million. The remainder of the increase related primarily to an increase in employee-related expenses.
Research and development expenses increased $1.8 million for the three months ended December 31, 2018 compared to the same period a year ago. The increase includes incremental expenses related to the acquisition of Accelerated of $0.8 million. The remainder of the increase primarily was related to variable compensation-related expenses of $0.7 million.
General and administrative expenses decreased $3.3 million for the three months ended December 31, 2018 compared to the same period a year ago. This decrease primarily is related to $4.4 million gain recorded in the first quarter of fiscal 2019 for the sale of our corporate headquarters. In addition, we had a decrease in professional fees of $1.3 million primarily related to higher acquisition costs incurred in the first quarter of fiscal 2018. This was offset partially by an increase in incremental expenses for Accelerated of $0.9 million, increased compensation-related expenses of $0.7 million, acquisition earn-out expenses of $0.6 million and depreciation expenses of $0.2 million related to acceleration of depreciation for assets that will be disposed of as part of the move of our corporate headquarters.
OTHER INCOME (EXPENSE), NET
Other income, net remained flat for the three months ended December 31, 2018 compared to the same period a year ago.
INCOME TAXES
Our income tax provision was $1.0 million for the three months ended December 31, 2018. Included in this provision was a net tax benefit discretely related to the three months ended December 31, 2018 of $0.1 million, primarily a result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation. For the three months ended December 31, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to certain income tax credits generated in the U.S.
In comparison, the income tax provision was $2.6 million for the three months ended December 31, 2017. Included in this provision was a net tax expense discretely related to the three months ended December 31, 2017 of $2.8 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018. For the three months ended December 31, 2017, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

primarily due to the mix of income between taxing jurisdictions, certain of which had lower statutory tax rates than the U.S., and certain tax credits generated in the U.S.
The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted in the U.S. on December 22, 2017. The Act lowered the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that previously were tax deferred. We applied the guidance in SAB 118 when accounting for the enactment-date income tax effects of the Act in fiscal 2018. At September 30, 2018, we had not fully completed our accounting for the enactment effects of the Act. We, however, had recorded a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax. The provisional tax expense recorded in fiscal 2018 was $3.0 million. At December 31, 2018, we had completed our accounting for the enactment-date income tax effects of the Act. In fiscal 2019, there have been no significant adjustments to the provisional amounts recorded in fiscal 2018. In addition, certain provisions of the Act became effective for us in fiscal 2019. The estimated tax impacts of these provisions are included in out effective tax rate for the current period.
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
SEGMENT RESULTS OF OPERATIONS
IoT PRODUCTS & SERVICES

	Three months ended December 31,				% incr.
($ in thousands)	2018		2017		(decr.)
Revenue:
Product	$50,812	95.3%	$38,454	94.1%	32.1
Services	2,482	4.7	2,426	5.9	2.3
Total revenue	53,294	100.0	40,880	100.0	30.4
Cost of sales:
Cost of product	25,813	48.4	19,210	47.0	34.4
Cost of services	1,889	3.6	1,339	3.3	41.1
Amortization of intangibles	226	0.4	84	0.2	169.0
Total cost of sales	27,928	52.4	20,633	50.5	35.4
Gross profit	25,366	47.6	20,247	49.5	25.3
Total operating expenses	17,964	33.7	18,983	46.4	(5.4)
Operating income	$7,402	13.9%	$1,264	3.1%	485.6
Revenue
Revenue from our IoT Products & Services segment increased $12.4 million, or 30.4% for the three months ended December 31, 2018 compared to the same period in the prior fiscal year.
Product revenue increased by $12.3 million, or 32.1%, in the first fiscal quarter of 2019 compared to the first fiscal quarter of 2018. This included $5.2 million of incremental revenue related to the January 2018 acquisition of Accelerated. We also incurred increased sales to significant customers in our North America region for our industrial cellular products and our RF products particularly our Digi XBee® cellular products that has continued to receive design wins. In addition, USB connected products, Rabbit® branded products and embedded modules increased. This was offset partially by a decline in terminal servers. Services revenue from this segment increased $0.1 million for the three months ended December 31, 2018 compared to the same period a year ago, primarily due to Digi Wireless Design Services.
In general, we expect our network products, all of which are mature, to decline over time. Our product revenue is subject to large customer projects and deployments that can fluctuate from period to period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Income
Operating income increased $6.1 million, or 485.6%, for the three months ended December 31, 2018 compared to the same period in the prior fiscal year. This increase was due to an increase in gross profit of $5.1 million, or 25.3%, offset by an decrease in operating expenses of $1.0 million, or 5.4%. Included in operating income for the three months ended December 31, 2018 is gross profit of $2.3 million and operating expenses of $2.9 million related to Accelerated. In addition, operating income also included a $4.4 million gain recorded in the first quarter of fiscal 2019 for the sale of our corporate headquarters.
IoT SOLUTIONS

	Three months ended December 31,				% incr.
($ in thousands)	2018		2017 (as adjusted)*		(decr.)
Solutions revenue	$9,019	100.0%	$4,075	100.0%	121.3
Cost of sales:
Cost of services	4,088	45.4	1,840	45.2	122.2
Amortization of intangibles	514	5.7	523	12.7	(1.7)
Total cost of sales	4,602	51.0	2,363	58.0	94.8
Gross profit	4,417	49.0	1,712	42.0	158.0
Total operating expenses	6,261	69.4	4,975	122.1	25.8
Operating loss	$(1,844)	(20.4)%	$(3,263)	(80.1)%	(43.5)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
Revenue
Revenue from our IoT Solutions segment increased $4.9 million, or 121.3%, for the three months ended December 31, 2018 compared to the same period a year ago. This primarily was driven by the growth of our SmartSense by Digi™ business. The increase is due to an existing customer expanding their equipment to include ambient sensors, additional customer deployments, and an increase in our recurring revenue base. We are serving just over 54,000 as of December 31, 2018, compared to just over 38,000 sites a year ago. Although a single transportation customer ended their relationship with this business, we continued to add new sites in multiple verticals and mitigated the transportation customer loss through new direct agreements with end customers. We believe this termination is an isolated event and does not represent a trend. We will continue to seek and evaluate acquisitions that will further enhance our IoT Solutions segment as we believe this marketplace offers a path to a significant base of recurring revenue that can provide both stable revenue generation and significant growth for us.
We expect our Solutions revenue to increase over time. The growth rate in revenue may be subject to fluctuations from period to period as large-scale deployments to specific customers may take place in certain time frames and may not occur in every quarter. Further, one-time orders or replacement equipment from existing customers could cause there to be one-time increases in revenue that are not repeated in subsequent quarters.
Operating Loss
Operating loss decreased $1.4 million for the three months ended December 31, 2018 as compared to the same period in the prior fiscal year. This decrease in operating loss was due to an increase in gross profit of $2.7 million, or 158.0%, offset by an increase in operating expenses of $1.3 million, or 25.8%. We expect our IoT Solutions gross margin to increase in future periods as recurring revenue from this segment increases.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. In addition, we received $10.0 million of proceeds related to the sale of our corporate headquarters during the first quarter of fiscal 2019. At December 31, 2018, cash, cash equivalents and short-term marketable securities were $76.5 million compared to $62.8 million at September 30, 2018. Our working capital (total current assets less total current liabilities) was $132.9 million at December 31, 2018. At September 30, 2018, our working capital was $126.5 million. The increase in cash and working capital is directly related to the $10.0 million proceeds for the sale of our corporate headquarters. This increase was offset partially by purchases

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of property, equipment and improvements related to the build out of the new leased space for our corporate headquarters and cash expensed for our annual incentive compensation.
We presently anticipate total fiscal 2019 capital expenditures will be approximately $7.8 million, and we have spent $1.8 million as of December 31, 2018.
Net cash provided by operating activities was $6.1 million compared to net cash used by operating activities of $1.3 million for the three months ended December 31, 2018 and 2017, respectively, a net increase in cash of $7.4 million. This increase was a result of net income of $4.7 million in the first three months of fiscal 2019 compared to a net loss of $4.5 million in the first three months of fiscal 2018, resulting in a net increase of $9.2 million. We also had an increase related to changes in working capital of $1.9 million, depreciation and amortization of $1.2 million, earn-out expenses of $0.7 million and additional stock compensation of $0.4 million. This was offset partially by the gain on the sale of the corporate headquarters of $4.4 million and a decrease in deferred income tax provision of $1.7 million related to the Tax Cuts and Jobs Act (see Note 12 to the Condensed Consolidated Financial Statements).
The changes in working capital that resulted in an increase in cash of $1.9 million were driven by increases of $2.6 million related to accrued liabilities, $2.3 million related to accounts payable, $1.4 million related to prepaids and other assets, and $0.6 million related to accounts receivable as we collected on certain large customer sales. This was offset partially by a $4.9 million decrease related to increase inventory purchases in the first quarter of fiscal 2019.
Net cash provided by investing activities was $8.8 million during the three months ended December 31, 2018 and net cash used by investing activities was $34.2 million during the three months ended December 31, 2017. This resulted in a net increase of $43.0 million. This increase is related primarily to $40.1 million (net of cash acquired of $0.6 million) that was spent for the TempAlert acquisition in fiscal 2018 and $10.0 million of proceeds from the sale of our corporate headquarters in fiscal 2019. This was offset by decreases in cash due to $3.7 million in fewer proceeds from the sale of marketable securities, $2.0 million in proceeds from the sale of Etherios received in fiscal 2018 and an additional $1.3 million in purchases of property, equipment, and improvements.
Net cash used by financing activities was $0.2 million during the three months ended December 31, 2018 compared to net cash provided by financing activities of $2.7 million during the three months ended December 31, 2017, a net decrease of $2.9 million. This decrease is a result of $2.7 million in fewer proceeds from employee stock plans and a $0.2 million earn-out payment to the former shareholders of FreshTemp in the first three months of fiscal 2019. In addition, we had additional proceeds from employee stock plans of $0.5 million and fewer expenditures of common stock of $0.2 million.
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
For the three months ended December 31, 2018 and 2017, we had approximately $16.0 million and $15.6 million, respectively, of revenue from foreign customers including export sales. Of these sales, $1.0 million and $3.8 million, respectively, were denominated in foreign currency, predominantly Euros, British Pounds and Canadian Dollar. In future periods, we expect a significant portion of sales will continue to be made in both Euros, British Pounds and Canadian Dollar.
Total revenue was unfavorably impacted by foreign currency translation minimally for three months ended December 31, 2018, respectively, as compared to the same period in the prior fiscal year.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Three months ended December 31,		% increase
	2018	2017	(decrease)
Euro	1.1447	1.1781	(2.8)%
British Pound	1.2705	1.3278	(4.3)%
Japanese Yen	0.0091	0.0089	2.2%
Canadian Dollar	0.7335	0.7874	(6.8)%
A 10% change from the first three months of fiscal 2019 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 0.2% increase or decrease in revenue and a 1.5% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth in Note 14 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2018 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization is scheduled to expire on May 1, 2019. There were no shares repurchased under this program as of December 31, 2018.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2018 - October 31, 2018	1,913	$11.60	—	$20,000,000.00
November 1, 2018 - November 30, 2018	53,127	$11.78	—	$20,000,000.00
December 1, 2018 - December 31, 2018	28,948	$10.92	—	$20,000,000.00
Total	83,988	$11.47	—	$20,000,000.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
Item 5.07 Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on February 4, 2019. Of the 27,569,769 shares of our common stock eligible to vote at the meeting, 25,040,248 shares were present at the meeting by proxy or in person. The stockholders voted on the following matters:

1.	Spiro C. Lazarakis and Hatem H. Naguib were elected as directors for a three-year term. Voting for each of their elections was:
	Name	Votes for:	Votes “Withheld”	Abstain	Broker Non-Votes
	Spiro C. Lazarakis	20,136,804	—	1,388,332	3,515,112
	Hatem H. Naguib	20,135,225	—	1,389,911	3,515,112
2.
The stockholders approved the Digi International Inc. 2019 Omnibus Incentive Plan. The approval of the plan received 17,945,867 “for” votes and 3,568,664 “against” votes. 10,605 shares abstained from voting and there were 3,515,112 broker non-votes on this matter.

3.
A non-binding advisory vote regarding the executive compensation disclosed in our proxy statement for the annual meeting received 19,454,996 “for” votes, 2,053,703 “against” votes. 16,437 shares abstained from voting and there were 3,515,112 broker non-votes on this matter.

4.
The stockholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2019 with 24,942,428 shares voting in favor of the ratification and 80,688 shares voting against the ratification. 17,132 shares abstained from voting on this matter.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Offer Letter with Michael A. Ueland dated October 29, 2018 (3)*	Incorporated by Reference

10	(b)	Digi International Inc. 2019 Omnibus Incentive Plan (4)*	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically
______________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed on August 28, 2017 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 (File No. 1-34033)

(4)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 14, 2018 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 5, 2019	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)