Form 10-Q
period 2019-03-31
DIGI INTERNATIONAL INC
filed 2019-05-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-34033
DIGI INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1532464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9350 Excelsior Blvd., Suite 700
Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zip Code)
(952) 912-3444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	DGII	The Nasdaq Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On April 30, 2019, there were 28,059,217 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
	(in thousands, except per share data)
Revenue:
Product	$52,097	$47,588	$102,909	$86,042
Services and solutions	13,667	6,960	25,168	13,461
Total revenue	65,764	54,548	128,077	99,503
Cost of sales:
Cost of product	28,496	23,080	54,309	42,290
Cost of services and solutions	6,214	3,864	12,191	7,043
Amortization of intangibles	725	770	1,465	1,377
Total cost of sales	35,435	27,714	67,965	50,710
Gross profit	30,329	26,834	60,112	48,793
Operating expenses:
Sales and marketing	11,534	11,175	23,191	20,935
Research and development	9,569	8,617	19,087	16,368
General and administrative	8,441	6,224	11,558	12,671
Restructuring reversal	—	—	(67)	—
Total operating expenses	29,544	26,016	53,769	49,974
Operating income (loss)	785	818	6,343	(1,181)
Other income (expense), net:
Interest income	144	38	352	246
Interest expense	(2)	(4)	(94)	(7)
Other income (expense), net	257	(527)	305	(572)
Total other income (expense), net	399	(493)	563	(333)
Income (loss) before income taxes	1,184	325	6,906	(1,514)
Income tax (benefit) expense	(158)	451	882	3,099
Net income (loss)	$1,342	$(126)	$6,024	$(4,613)

Net income (loss) per common share:
Basic	$0.05	$—	$0.22	$(0.17)
Diluted	$0.05	$—	$0.21	$(0.17)
Weighted average common shares:
Basic	27,866	27,084	27,687	26,914
Diluted	28,438	27,084	28,289	26,914
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
	(in thousands)
Net income (loss)	$1,342	$(126)	$6,024	$(4,613)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(83)	1,787	(1,652)	2,058
Change in net unrealized gain (loss) on investments	9	(19)	14	(40)
Less income tax (expense) benefit	(2)	5	(4)	8
Reclassification of realized loss on investments included in net income (1)	—	31	—	31
Less income tax benefit (2)	—	(8)	—	(8)
Other comprehensive (loss) income, net of tax	(76)	1,796	(1,642)	2,049
Comprehensive income (loss)	$1,266	$1,670	$4,382	$(2,564)
(1) Recorded in Other income (expense), net in our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax (benefit) expense in our Condensed Consolidated Statements of Operations.
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	September 30, 2018 (as adjusted)*
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,593	$58,014
Marketable securities	2,497	4,736
Accounts receivable, net	53,493	49,819
Inventories	44,035	41,644
Other current assets	5,549	2,613
Assets held for sale	—	5,220
Total current assets	175,167	162,046
Property, equipment and improvements, net	13,926	8,354
Intangible assets, net	34,807	39,320
Goodwill	154,049	154,535
Deferred tax assets	5,236	6,600
Other non-current assets	350	1,291
Total assets	$383,535	$372,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,628	$12,911
Accrued compensation	6,991	8,190
Unearned revenue	6,576	3,177
Contingent consideration on acquired businesses	8,527	5,890
Other current liabilities	4,369	5,405
Total current liabilities	41,091	35,573
Income taxes payable	759	851
Deferred tax liabilities	317	334
Contingent consideration on acquired businesses	—	4,175
Other non-current liabilities	530	720
Total liabilities	42,697	41,653
Contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 34,471,378 and 33,812,838 shares issued	345	338
Additional paid-in capital	262,392	255,936
Retained earnings	157,985	151,961
Accumulated other comprehensive loss	(25,168)	(23,526)
Treasury stock, at cost, 6,412,682 and 6,385,336 shares	(54,716)	(54,216)
Total stockholders’ equity	340,838	330,493
Total liabilities and stockholders’ equity	$383,535	$372,146
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2019	2018 (as adjusted)*
	(in thousands)
Operating activities:
Net income (loss)	$6,024	$(4,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	2,217	1,546
Amortization of intangible assets	4,609	4,287
Stock-based compensation	2,707	2,378
Deferred income tax provision	1,338	2,808
Gain on sale of property and equipment	(4,395)	5
Change in fair value of contingent consideration	810	(425)
Provision for bad debt and product returns	568	395
Provision for inventory obsolescence	900	900
Restructuring reversal	(67)	—
Other	(116)	25
Changes in operating assets and liabilities (net of acquisitions)	(8,393)	(12,287)
Net cash provided by (used in) operating activities	6,202	(4,981)
Investing activities:
Proceeds from maturities and sales of marketable securities	2,252	29,513
Proceeds from sale of business	—	2,000
Acquisition of businesses, net of cash acquired	—	(56,588)
Proceeds from sale of property and equipment	10,047	—
Purchase of property, equipment, improvements and certain other intangible assets	(7,346)	(785)
Net cash provided by (used in) investing activities	4,953	(25,860)
Financing activities:
Acquisition earn-out payments	(2,348)	—
Proceeds from stock option plan transactions	3,751	3,427
Proceeds from employee stock purchase plan transactions	549	618
Purchases of common stock	(1,044)	(681)
Net cash provided by financing activities	908	3,364
Effect of exchange rate changes on cash and cash equivalents	(484)	1,646
Net increase (decrease) in cash and cash equivalents	11,579	(25,831)
Cash and cash equivalents, beginning of period	58,014	78,222
Cash and cash equivalents, end of period	$69,593	$52,391

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(654)	$(827)
Liability related to acquisition of business	$—	$(2,300)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(20)	$(27)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings*	Loss	Equity
Balances, September 30, 2017	33,008	$330	6,437	$(54,533)	$245,528	$150,363	$(22,659)	$319,029
Cumulative-effect adjustment from adoption of ASU 2016-09					52	(33)		19
Net loss						(4,613)		(4,613)
Other comprehensive income							2,049	2,049
Employee stock purchase plan issuances			(74)	631	(13)			618
Repurchase of common stock			68	(681)				(681)
Issuance of stock under stock award plans	573	6			3,421			3,427
Stock-based compensation expense					2,378			2,378
Balances, March 31, 2018	33,581	$336	6,431	$(54,583)	$251,366	$145,717	$(20,610)	$322,226

Balances, September 30, 2018	33,813	$338	6,385	$(54,216)	$255,936	$151,961	$(23,526)	$330,493
Net income						6,024		6,024
Other comprehensive loss							(1,642)	(1,642)
Employee stock purchase plan issuances			(63)	544	5			549
Repurchase of common stock			91	(1,044)				(1,044)
Issuance of stock under stock award plans	658	7			3,744			3,751
Stock-based compensation expense					2,707			2,707
Balances, March 31, 2019	34,471	$345	6,413	$(54,716)	$262,392	$157,985	$(25,168)	$340,838
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

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. (“we”, “us”, “our”, “Digi” or “the Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the year ended September 30, 2018 (the “2018 Financial Statements”). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
Significant Accounting Policies Update
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
Recently Issued Accounting Pronouncements
Adopted
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for our fiscal year ending September 30, 2021. Early adoption is permitted. This ASU was early adopted by us on October 1, 2018 and did not have an impact on our consolidated financial statements.
In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are to be applied prospectively to an award modified on or after the adoption date. This ASU was effective for us this first fiscal quarter ending December 31, 2018. This ASU was adopted by us on October 1, 2018 and did not have an impact on our consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide guidance on eight specific cash flow issues, thereby reducing the diversity in practice in how certain transaction are classified in the statement of cash flows. This ASU was effective for us this first fiscal quarter ending December 31, 2018. This ASU was adopted by us on October 1, 2018 and did not have an impact on our consolidated financial statements.
In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments in unconsolidated entities (other than those

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values. This ASU also has changed the presentation and disclosure requirements for financial instruments. In addition, this ASU has clarified the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this ASU were effective for our first fiscal quarter ending December 31, 2018. This ASU was adopted by us on October 1, 2018 and did not have an impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard requires that revenue is recognized for the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. It also establishes timing associated with recognizing revenues and amortizing costs, associated with contracts. FASB has issued several amendments to ASU 2014-09, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations. The guidance permits two methods of adoption, one of which is to retrospectively adjust results for each prior reporting period presented. We elected to adopt the standard using this method effective October 1, 2018.
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
To ease our transition in the adoption of Topic 606, we have elected several practical expedients outlined in the new accounting guidance:

•	We have not disclosed the remaining transaction price for reporting periods prior to the first quarter of fiscal 2019.

•
For completed contracts that have variable consideration, we will use the as-invoiced amount for all of our time and materials contracts and contracts relating to Digi Remote Manager® in instances where the contracts do not include free service.

•	We will expense incremental costs of obtaining a contract when incurred if the amortization period of the asset is one year or less.
The adoption of the standard related to the new revenue recognition impacted our reported results as follows:

	Three months ended March 31, 2018
(in thousands, except per common share data)	As Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$47,588	$—	$47,588
Services and solutions	7,203	(243)	6,960
Total revenue	54,791	(243)	54,548
Cost of sales:
Cost of product	23,080	—	23,080
Cost of services and solutions	4,287	(423)	3,864
Amortization of intangibles	770	—	770
Total cost of sales	28,137	(423)	27,714
Gross profit	26,654	180	26,834
Operating expenses	26,151	(135)	26,016
Operating income	$503	$315	$818
Net (loss) income	$(357)	$231	$(126)
Diluted (loss) income per share	$(0.01)	$0.01	$—

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Six months ended March 31, 2018
(in thousands, except per common share data)	As Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$86,042	$—	$86,042
Services and solutions	13,946	(485)	13,461
Total revenue	99,988	(485)	99,503
Cost of sales:
Cost of product	42,290	—	42,290
Cost of services and solutions	7,730	(687)	7,043
Amortization of intangibles	1,377	—	1,377
Total cost of sales	51,397	(687)	50,710
Gross profit	48,591	202	48,793
Operating expenses	50,211	(237)	49,974
Operating (loss) income	$(1,620)	$439	$(1,181)
Net (loss) income	$(4,926)	$313	$(4,613)
Diluted (loss) income per share	$(0.18)	$0.01	$(0.17)

	September 30, 2018
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$50,817	$(998)	$49,819
Property, equipment and improvements, net	$6,270	$2,084	$8,354
Deferred tax assets	$6,665	$(65)	$6,600
Unearned revenue current	$2,579	$598	$3,177
Other non-current liabilities	$510	$210	$720
Retained earnings	$151,748	$213	$151,961
Adoption of the standards related to revenue recognition had no impact to total cash provided by or used in operating, financing or investing on our historical Condensed Consolidated Statements of Cash Flows.
Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us in the first quarter ending December 31, 2020. Early adoption is permitted. We are evaluating when to adopt, and the impact of the adopting, ASU 2018-15 on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820).  The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for us in the first quarter ending December 31, 2020. Early adoption is permitted for any removed or modified disclosures. We are evaluating when to adopt and the impact of adopting, ASU 2018-13 on our consolidated financial statements.
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

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for us in the first quarter ending December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing guidance and requires lessees to recognize lease assets and lease liabilities on the balance sheet for leases with a term longer than 12 months that are classified as operating leases under previous authoritative guidance. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment for certain items. In July 2018, FASB issued two additional amendments that affect this guidance described in the following updates ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in ASU 2016-02. The amendments in ASU 2018-11 provide an alternative (and optional) transition method that allows entities to apply the transition provisions in ASU 2016-02 at the adoption date instead of at the earliest comparative period presented in the financial statements. ASU 2016-02 is effective for us, using the modified retrospective approach, the first fiscal quarter ending December 31, 2019. Early adoption is permitted. As noted above, ASU 2018-11 provides for an additional and optional transition method. We plan to apply the optional transition method at the adoption date and are evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.
2. ACQUISITIONS
Acquisition of Accelerated Concepts, Inc.
On January 22, 2018, we purchased all the outstanding stock of Accelerated Concepts, Inc. (“Accelerated”), a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications, for cash of $16.4 million (excluding cash acquired of $0.2 million) and future earn-out payments. Accelerated’s results have been included in our consolidated financial statements within the IoT Products and Services segment since the date of acquisition. Purchase accounting related to the acquisition of Accelerated was finalized during the fourth quarter of fiscal 2018.
The earn-out payments are scheduled to be paid in two installments and the payment amount, if any, will be calculated based on the revenue performance of Accelerated products. The first installment was based on revenues from January 22, 2018 through January 21, 2019 (the “2018 period”) and the second installment will be based on revenues from January 22, 2019 through January 21, 2020 (the “2019 period”). If certain revenue thresholds are met, the cumulative amount of these earn-outs will be $4.5 million. Additional payments, not to exceed $2.0 million for both installments, may also be due depending on revenue performance. The fair value of this contingent consideration was $5.4 million at March 31, 2019, which includes $3.5 million to be paid for the 2018 period (see Note 6 to the consolidated financial statements).
Acquisition of TempAlert LLC
On October 20, 2017, we purchased all the outstanding interests of TempAlert LLC (“TempAlert”), a Boston-based provider of automated, real-time temperature monitoring and task management solutions for cash of $40.7 million (excluding cash acquired of $0.6 million) and future earn-out payments. TempAlert’s results have been included in our consolidated financial statements within the IoT Solutions segment since the date of acquisition. Purchase accounting related to the acquisition was finalized during the first quarter of fiscal 2019.
The first earn-out payments was schedules to be paid after December 31, 2018 and the second earn-out payment is scheduled to be paid after December 31, 2019 which is the end of the earn-out periods. No payment was earned for the period ended December 31, 2018. The cumulative amount of the remaining earn-outs for the periods ended December 31, 2019, will not exceed $45.0 million. The fair value of the remaining contingent consideration was zero at March 31, 2019 (see Note 6 to the consolidated financial statements).

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
Numerator:
Net income (loss)	$1,342	$(126)	$6,024	$(4,613)

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	27,866	27,084	27,687	26,914
Effect of dilutive securities:
Stock options and restricted stock units	572	—	602	—
Denominator for diluted net income (loss) per common share — adjusted weighted average shares	28,438	27,084	28,289	26,914

Net income (loss) per common share, basic	$0.05	$—	$0.22	$(0.17)
Net income (loss) per common share, diluted	$0.05	$—	$0.21	$(0.17)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
For the three months ended March 31, 2019 and 2018, there were 633,752 and 1,458,297 potentially dilutive shares, respectively, and for the six months ended March 31, 2019 and 2018, there were 683,752 and 1,988,673 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options’ exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the three and six month periods ended March 31, 2018, there were 275,522 and 333,801, respectively, common stock options and restricted stock units that were not included in the above computation of diluted earnings per share.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2019	September 30, 2018 (as adjusted)*
Accounts receivable, net:
Accounts receivable	$57,502	$53,164
Less allowance for doubtful accounts	1,271	785
Less reserve for future returns and pricing adjustments	2,738	2,560
Accounts receivable, net	$53,493	$49,819
Inventories:
Raw materials	$17,008	$22,047
Work in process	1,119	525
Finished goods	25,908	19,072
Inventories	$44,035	$41,644
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

5. MARKETABLE SECURITIES
Our marketable securities historically consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. As of March 31, 2019, all of our securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary in nature.
At March 31, 2019 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$2,503	$—	$(6)	$2,497
Total marketable securities	$2,503	$—	$(6)	$2,497

(1)	Included in amortized cost and fair value is purchased and accrued interest of $3.
At September 30, 2018 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$4,756	$—	$(20)	$4,736
Total marketable securities	$4,756	$—	$(20)	$4,736

(1)	Included in amortized cost and fair value is purchased and accrued interest of $6.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	March 31, 2019
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$2,497	$(6)
Total	$—	$—	$2,497	$(6)

	September 30, 2018
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$4,736	$(20)
Total	$—	$—	$4,736	$(20)

6. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market	$27,883	$27,883	$—	$—
Certificates of deposit	2,497	—	2,497	—
Total assets measured at fair value	$30,380	$27,883	$2,497	$—
Liabilities:
Contingent consideration on acquired businesses	$8,527	$—	$—	$8,527
Total liabilities measured at fair value	$8,527	$—	$—	$8,527

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Money market	$24,318	$24,318	$—	$—
Certificates of deposit	4,736	—	4,736	—
Total assets measured at fair value	$29,054	$24,318	$4,736	$—
Liabilities:
Contingent consideration on acquired businesses	$10,065	$—	$—	$10,065
Total liabilities measured at fair value	$10,065	$—	$—	$10,065
In connection with the October 2015 acquisition of Bluenica Corporation (“Bluenica”), we may be required to make contingent payments over a period of up to four years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent consideration recognized was $10.4 million upon acquisition and was $3.2 million at March 31, 2019. We paid $0.5 million in fiscal 2017, no payments in fiscal 2018 and $2.2 million in the second quarter of fiscal 2019.
In connection with the November 2016 acquisition of FreshTemp, LLC (“FreshTemp”), we were required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability for consideration recognized upon acquisition was $1.3 million. We made a final payment of $0.2 million during the first quarter of fiscal 2019.
In connection our acquisition of TempAlert, we agreed to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue (see Note 2 to the consolidated financial statements). The fair value of the liability for contingent consideration was zero, both upon acquisition and at March 31, 2019.
In connection with our acquisition of Accelerated, we agreed to make contingent payments, based upon certain thresholds (see Note 2 to the consolidated financial statements). The fair values of the liability for contingent consideration recognized upon acquisition of Accelerated and at March 31, 2019 were $2.3 million and $5.4 million, respectively. The increase was a result of Accelerated outperforming initial revenue expectations.

6. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Fair value at beginning of period	$10,147	$5,981	$10,065	$6,388
Purchase price contingent consideration	—	2,300	—	2,300
Contingent consideration payments	(2,187)	—	(2,348)	—
Change in fair value of contingent consideration	567	(18)	810	(425)
Fair value at end of period	$8,527	$8,263	$8,527	$8,263
The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration at March 31, 2019 based on the probability of achieving the specified revenue thresholds at a range of 95.0% to 100.0% for Bluenica, 0% for TempAlert, and 70.0% for Accelerated. A significant change in our estimates of achieving the relevant targets could materially change the fair value of the contingent consideration liability.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	March 31, 2019			September 30, 2018
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$58,011	$(49,938)	$8,073	$58,102	$(48,693)	$9,409
License agreements	102	(60)	42	102	(46)	56
Patents and trademarks	15,835	(12,777)	3,058	15,701	(12,242)	3,459
Customer relationships	46,530	(23,226)	23,304	46,605	(21,049)	25,556
Non-compete agreements	600	(270)	330	600	(210)	390
Order backlog	1,800	(1,800)	—	1,800	(1,350)	450
Total	$122,878	$(88,071)	$34,807	$122,910	$(83,590)	$39,320
Amortization expense was $2.1 million and $2.6 million for the three month periods ended March 31, 2019 and 2018, respectively, and $4.6 million and $4.3 million for the six month periods ended March 31, 2019 and 2018, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2019 and the five succeeding fiscal years is (in thousands):

2019 (six months)	$4,193
2020	8,237
2021	7,430
2022	6,568
2023	4,392
2024	3,701

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Six Months Ended March 31, 2019
	IoT Products and Services	IoT Solutions	Total
Beginning balance, October 1	$104,358	$50,177	$154,535
Acquisitions	—	—	—
Foreign currency translation adjustment	(122)	(364)	(486)
Ending balance, March 31	$104,236	$49,813	$154,049
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

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
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
During the second quarter of fiscal 2019, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of March 31, 2019. We concluded that no additional impairment assessment was required.
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
8. SALE OF BUILDING
On October 2, 2018, we sold our 130,000 square feet corporate headquarters building in Minnetonka, Minnesota to Minnetonka Leased Housing Associates II, LLLP. The sale price was $10.0 million in cash adjusted for certain selling costs and an escrow for the leaseback of the building for four months. At September 30, 2018 the net book value of the land, building and improvements was $5.2 million and listed as assets held for sale on our Condensed Consolidated Balance Sheet. As a result, we recorded a $1.1 million tax benefit in the fourth quarter of fiscal 2018 because we were able to use credit loss carryforwards which previously had a valuation allowance. We recorded a gain of $4.4 million ($3.4 million net of tax) in the first quarter of fiscal 2019, which is recorded in general and administrative expense. During the six months ended March 31, 2019, we paid $6.1 million for leasehold improvements to build out our new headquarters space. These improvements will be depreciated over 10 years, which is the estimated useful life of the improvements.
9. SEGMENT INFORMATION
We have two reportable operating segments: (1) IoT Products & Services, and (2) IoT Solutions. Summary operating results for each of our segments were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
Revenue
IoT Products & Services	$56,039	$49,825	$109,333	$90,705
IoT Solutions	9,725	4,723	18,744	8,798
Total revenue	$65,764	$54,548	$128,077	$99,503
Operating income (loss)
IoT Products & Services	$3,450	$4,689	$10,852	$5,953
IoT Solutions	(2,665)	(3,871)	(4,509)	(7,134)
Total operating income (loss)	$785	$818	$6,343	$(1,181)
Depreciation and amortization
IoT Products & Services	$1,378	$1,729	$3,320	$2,578
IoT Solutions	1,775	1,651	3,506	3,255
Total depreciation and amortization	$3,153	$3,380	$6,826	$5,833
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

9. SEGMENT INFORMATION (CONTINUED)
Total expended for property, plant and equipment was as follows (in thousands):

	Six months ended March 31,
	2019	2018
Expended for property, equipment and improvements
IoT Products & Services	$7,289	$785
IoT Solutions*	57	—
Total expended for property, plant and equipment	$7,346	$785
* Excluded from this amount is $654 and $827 of transfers of inventory to property plant and equipment for the six months ended March 31, 2019 and 2018, respectively.
Total assets for each of our segments were as follows (in thousands):

	March 31, 2019	September 30, 2018 (as adjusted)*
Assets
IoT Products & Services	$216,601	$209,574
IoT Solutions	94,844	99,822
Unallocated**	72,090	62,750
Total assets	$383,535	$372,146
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
**Unallocated consists of cash and cash equivalents and current marketable securities.
10. REVENUE
Revenue Disaggregation
The following summarizes our revenue by geographic location of our customers:

	Three months ended March 31,		Six months ended March 31,
($ in thousands)	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
North America, primarily the United States	$48,869	$39,169	$95,204	$68,506
Europe, Middle East & Africa	10,764	9,504	20,868	19,660
Other	6,131	5,875	12,005	11,337
Total revenue	$65,764	$54,548	$128,077	$99,503
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Net sales of services and solutions disaggregated by product group:

	Three months ended March 31,		Six months ended March 31,
($ in thousands)	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
IoT Products & Services Segment
Hardware product	$52,097	$47,588	$102,909	$86,042
Services	3,942	2,237	6,424	4,663
Total IoT Products & Services Segment	56,039	49,825	109,333	90,705
IoT Solutions Segment
Solutions	9,725	4,723	18,744	8,798
Total Revenue	$65,764	$54,548	$128,077	$99,503
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

10. REVENUE (CONTINUED)
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to an implementation fee in certain contracts that we charge our customers so they can begin using the equipment. In this case, we retain the ownership of this equipment that the customer uses. Total subscriber assets of $2.3 million and $2.1 million as of March 31, 2019 and September 30, 2018, respectively, are included in property, equipment and improvements, net. Amortization expense for these subscriber assets was $0.2 million and $0.1 million for the three month periods ended March 31, 2019 and March 31, 2018, respectively and $0.4 million and $0.1 million for the six month periods ended March 31, 2019 and March 31, 2018, respectively. We amortize the cost of this equipment over its useful life (typically three years).
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Customers are invoiced for subscription services in advance on a monthly, quarterly or annual basis. Contract liabilities consist of unearned revenue related to annual or multi-year contracts for subscription services and related implementation fees for our IoT Solutions segment and our Digi Remote Manager® services in our IoT Products & Services segment.
Changes in unearned revenue were as follows:

Six months ended March 31,
($ in thousands)	2019
Unearned revenue, beginning of period*	$3,933
Billings	13,613
Revenue recognized	(10,497)
Unearned revenue, end of period	$7,049
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2019 approximately $7.3 million of revenue is expected to be recognized from remaining performance obligations for subscriptions contracts. We expect to recognize revenue on approximately $3.8 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize revenue over a range of two to five years.
11. INCOME TAXES
Our income tax expense was $0.9 million for the six months ended March 31, 2019. Included in this expense was a net tax benefit discretely related to the six months ended March 31, 2019 of $0.3 million, primarily a result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation. For the six months ended March 31, 2019, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to certain income tax credits generated in the U.S.
Income tax expense was $3.1 million for the six months ended March 31, 2018. Included in this expense was a net tax expense discretely related to the six months ended March 31, 2018 of $3.0 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018. For the six months ended March 31, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which had lower statutory tax rates than the U.S., and certain tax credits generated in the U.S.
Our effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items discretely related to the period, such as settlements of audits. We expect that we may record other benefits or expenses in the future that are specific to a particular quarter such as

11. INCOME TAXES (CONTINUED)
expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted for both U.S. and foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2018	$1,561
Decreases related to:
Prior year income tax positions	(31)
Expiration of statute of limitations	(56)
Unrecognized tax benefits as of March 31, 2019	$1,474
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.3 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months.
12. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2019	$1,140	$144	$(175)	$1,109
Three months ended March 31, 2018	$1,164	$362	$(178)	$1,348

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2019	$1,172	$216	$(279)	$1,109
Six months ended March 31, 2018	$987	$716	$(355)	$1,348
13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
In October 2018, we signed a thirteen-year lease agreement with minimum lease obligations of $14.8 million with Colfin Midwest NNN Investor, LLC for 59,497 square feet of office space. This is now our new headquarters location in Hopkins, Minnesota, which is approximately three miles from our previous headquarters. In April 2019, subsequent to the end of the quarter, we received $3.3 million for a tenant improvement allowance.
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2032. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments at March 31, 2019 under noncancelable operating leases (in thousands):

Fiscal year	Amount
2019 (six months)	$995
2020	2,541
2021	2,495
2022	2,224
2023	2,054
2024	2,101
Thereafter	11,056
Total minimum payments required	$23,466

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Contingencies
In November 2018, DimOnOff Inc., a company headquartered in Quebec City, Quebec, Canada (“DimOnOff”), which sells control systems in the building automation and street lighting markets sued us and a former distributor from whom DimOnOff purchased certain of our products.  The suit was brought in the Superior Court of the Province of Quebec in the District of Quebec (Canada) and alleges certain Digi products it purchased and incorporated into street lighting systems in a Canadian city were defective causing some of the street lights to malfunction.  It alleges damages in of just over CAD 1.0 million.  We intend to defend ourselves against DimOnOff’s claims.  At this time we cannot assess the likelihood or amount of any potential loss.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
14. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2019 Omnibus Incentive Plan (the “2019 Plan”) beginning February 4, 2019 and, prior to that, were granted under the 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon stockholder approval of the 2019 Plan, we ceased granting awards under any prior plan. Shares subject to awards under prior plans that are forfeited, canceled, returned to the Company for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2019 Plan. The authority to grant options under the 2019 Plan and to set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2019 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2019 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. The 2019 Plan is scheduled to expire on February 3, 2029. Options under the 2019 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of restricted stock units is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units, we issue new shares of stock. As of March 31, 2019, there were approximately 1,524,170 shares available for future grants under the 2019 Plan.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the six months ended March 31, 2019 and 2018, our employees forfeited 91,040 shares and 68,611 shares, respectively in order to satisfy $1.0 million and $0.7 million, respectively of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Employee contributions to the Employee Stock Purchase Plan (the “Purchase Plan”) were $0.5 million and $0.6 million during the six month periods ended March 31, 2019 and 2018, respectively. Pursuant to the Purchase Plan, 63,694 and 74,381 common shares were issued to employees during the six months ended March 31, 2019 and 2018, respectively. Shares are issued under the Purchase Plan from treasury stock. As of March 31, 2019, 251,882 common shares were available for future issuances under the Purchase Plan.

14. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Cost of sales	$25	$46	$80	$96
Sales and marketing	466	391	819	725
Research and development	269	167	469	175
General and administrative	533	721	1,339	1,382
Stock-based compensation before income taxes	1,293	1,325	2,707	2,378
Income tax benefit	(263)	(277)	(557)	(498)
Stock-based compensation after income taxes	$1,030	$1,048	$2,150	$1,880
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2018	3,526	$10.49
Granted	590	10.92
Exercised	(410)	9.14
Forfeited / Canceled	(301)	12.64
Balance at March 31, 2019	3,405	$10.67	4.3	$7,154

Exercisable at March 31, 2019	2,192	$10.29	3.3	$5,434
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $12.67 as of March 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The total intrinsic value of all options exercised during the six months ended March 31, 2019 was $1.6 million and during the six months ended March 31, 2018 was $0.5 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2019	2018
Weighted average per option grant date fair value	$4.36	$3.72
Assumptions used for option grants:
Risk free interest rate	2.56% - 2.93%	2.12% - 2.58%
Expected term	6.00 years	6.00 years
Expected volatility	33% - 34%	33% - 34%
Weighted average volatility	33%	33%
Expected dividend yield	0	0
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

14. STOCK-BASED COMPENSATION (CONTINUED)
As of March 31, 2019, the total unrecognized compensation cost related to non-vested stock options was $4.8 million and the related weighted average period over which it is expected to be recognized is approximately 2.8 years.
Non-vested Restricted Stock Units
A summary of our non-vested restricted stock units as of March 31, 2019 and changes during the six months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2018	674	$11.05
Granted	534	$11.60
Vested	(248)	$10.42
Canceled	(115)	$12.31
Nonvested at March 31, 2019	845	$11.41
As of March 31, 2019, the total unrecognized compensation cost related to non-vested restricted stock units was $8.5 million, and the related weighted average period over which it is expected to be recognized is approximately 1.8 years.
15. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands) all within our IoT Products and Services segment:

	Manufacturing Transition	2017 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2018	$147	$293	$13	$453
Payments	(108)	(233)	(18)	(359)
Reversals	(19)	(53)	5	(67)
Foreign currency fluctuation	—	(7)	—	(7)
Balance at March 31, 2019	$20	$—	$—	$20
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
2017 Restructuring
In May 2017, we approved a restructuring plan primarily impacting our France location, which is now closed. We also eliminated certain employee costs in the U.S. The restructuring was the result of a decision to consolidate our France operations to our Europe, Middle East and Africa (“EMEA”) headquarters in Munich. The total restructuring charges amounted to $2.5 million that included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017. These actions resulted in an elimination of 10 positions in the U.S. and 8 positions in France. The payments associated with these charges were completed in the first half of fiscal 2019.

16. COMMON STOCK REPURCHASE
On April 24, 2018 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2019. There were no shares repurchased under this program as of March 31, 2019.
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
Presentation of Non-GAAP Financial Measures
This report includes adjusted earnings before interest, taxes and amortization (“Adjusted EBITDA”), which is a non-GAAP measure. We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures, such as net (loss) income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. Non-GAAP measures are not prepared in accordance with, or as an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP measures used by other companies or presented by us in prior reports. In addition, non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and recoveries, and gains from the disposition of our former corporate headquarters is useful to investors to evaluate the Company’s core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the Condensed Consolidated Statements of Operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
Refer to an update to our critical accounting policies included within Item 1, Notes to the Consolidated Financial Statements (“Note 1”) of this Form 10-Q. No other material changes have occurred to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.
OVERVIEW
We are a leading global provider of business and mission-critical Internet-of-Things (“IoT”) connectivity products, services and solutions. We have two reportable operating segments:

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
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on three primary vertical markets: healthcare (including retail pharmacies, hospitals and other medical facilities), food service and transportation/logistics. These solutions are marketed as SmartSense by Digi™, formerly Digi Smart Solutions. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions, which include: the October 2015 acquisition of Bluenica, the November 2016 acquisition of FreshTemp®, the January 2017 acquisition of SMART Temps® and the October 2017 acquisition of TempAlert. All revenues from this segment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2019 that we feel are most important in these evaluations:
Total Revenue was $65.8 Million. Our revenue was $65.8 million for the second quarter of fiscal 2019 compared to $54.5 million in the second quarter of fiscal 2018, an increase of $11.2 million, or 20.6%.
Product revenue increased by $4.5 million, or 9.5%, in the second quarter of fiscal 2019 compared to the same period a year ago.
Services and solutions revenue increased by $6.7 million, or 96.4%, in the second quarter of fiscal 2019 compared to the same period a year ago.
Gross Margin was 46.1%. Our gross margin decreased as a percentage of revenue to 46.1% in the second quarter of fiscal 2019 as compared to 49.2% in the second quarter of fiscal 2018. Our gross margin decline was primarily a result of product and customer mix and costs associated with our transition to third-party manufacturing. This was partially offset by higher margin recurring revenue in IoT Solutions.
Net income for the second fiscal quarter of 2019 was $1.3 million, or $0.05 per diluted share. Net loss for the second fiscal quarter of 2018 was $0.1 million, or $0.00 loss per diluted share.
Adjusted EBITDA for the second fiscal quarter of 2019 was $6.5 Million, or 10.0% of total revenue. In the second fiscal quarter of fiscal 2018, Adjusted EBITDA was $5.2 million, or 9.6% of total revenue.
Below is a reconciliation of net income to Adjusted EBITDA:

	Three months ended March 31,				Six months ended March 31,
	2019		2018 (as adjusted)*		2019		2018 (as adjusted)*
($ in thousands)		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$65,764	100.0%	$54,548	100.0%	$128,077	100.0%	$99,503	100.0%

Net income	$1,342		$(126)		$6,024		$(4,613)
Interest income, net	(142)		(34)		(258)		(239)
Income tax (benefit) expense	(158)		451		882		3,099
Depreciation and amortization	3,153		3,380		6,826		5,833
Stock-based compensation	1,293		1,325		2,707		2,378
Gain on sale of building	—		—		(4,396)		—
Restructuring reversal	—		—		(67)		—
Acquisition-related expense	1,060		249		991		1,750
Adjusted EBITDA	$6,548	10.0%	$5,245	9.6%	$12,709	9.9%	$8,208	8.2%
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2019		2018 (as adjusted)*		(decr.)	2019		2018 (as adjusted)*		(decr.)
Revenue:
Product	$52,097	79.2%	$47,588	87.2%	9.5	$102,909	80.3%	$86,042	86.5%	19.6
Services and solutions	13,667	20.8	6,960	12.8	96.4	25,168	19.7	13,461	13.5	87.0
Total revenue	65,764	100.0	54,548	100.0	20.6	128,077	100.0	99,503	100.0	28.7
Cost of sales:
Cost of product	28,496	43.3	23,080	42.3	23.5	54,309	42.4	42,290	42.5	28.4
Cost of services and solutions	6,214	9.5	3,864	7.1	60.8	12,191	9.5	7,043	7.1	73.1
Amortization of intangibles	725	1.1	770	1.4	(5.8)	1,465	1.2	1,377	1.4	6.4
Total cost of sales	35,435	53.9	27,714	50.8	27.9	67,965	53.1	50,710	51.0	34.0
Gross profit	30,329	46.1	26,834	49.2	13.0	60,112	46.9	48,793	49.0	23.2
Operating expenses	29,544	44.9	26,016	47.7	13.6	53,769	42.0	49,974	50.2	7.6
Operating income (loss)	785	1.2	818	1.5	(4.0)	6,343	5.0	(1,181)	(1.2)	637.1
Other income (expense), net	399	0.6	(493)	(0.9)	(180.9)	563	0.4	(333)	(0.3)	(269.1)
Income (loss) before income taxes	1,184	1.8	325	0.6	264.3	6,906	5.4	(1,514)	(1.5)	556.1
Income tax (benefit) expense	(158)	(0.2)	451	0.8	(135.0)	882	0.7	3,099	3.1	(71.5)
Net income (loss)	$1,342	2.0%	$(126)	(0.2)%	(1,165.1)	$6,024	4.7%	$(4,613)	(4.6)%	230.6
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
REVENUE
Product
Product revenue increased by $4.5 million, or 9.5%, in the second fiscal quarter of 2019 compared to the second fiscal quarter of 2018. This increase included increased sales in our cellular, RF and embedded product categories due to increased customer demand and new product introductions. This was offset partially by a decline in sales of terminal servers as we had sales to a significant customer in the second quarter of fiscal 2018.
Product revenue increased by $16.9 million, or 19.6%, in the six months ended March 31, 2019 compared to the same period in the prior fiscal year. This increase included $5.4 million of incremental revenue related from Accelerated Concepts, Inc. (“Accelerated”), a provider of cellular (LTE) networking equipment, since the acquisition in January 2018. This increase also included increased sales in our cellular, RF and embedded products due to increased customer demand, significant new customers and new product introductions. This was offset partially by a decline in sales of terminal servers as we had sales to a significant customer in the second quarter of fiscal 2018.
Our product revenue is subject to large customer projects and deployments that can fluctuate from period to period.
Services and Solutions
Services and solutions revenue increased by $6.7 million and $11.7 million, or 96.4% and 87.0% for the three and six month periods ended March 31, 2019, respectively, as compared to the same periods in the prior fiscal year. This primarily was driven by the growth of our SmartSense by Digi™ business of $5.0 million and $9.9 million for the three and six month periods ended March 31, 2019, respectively. These increases were driven by new customer deployments, additional purchases and equipment upgrades from existing customers, and an increase in our recurring revenue base. In addition, our services revenue increased by $1.7 million and $1.8 million for the three and six month periods ended March 31, 2019, respectively, as compared to the same periods in the prior fiscal year. The services revenue increases for both comparable periods were primarily due to Digi Remote Manager® and support revenue.
We expect our Solutions revenue to increase over time. The growth rate in revenue may be subject to fluctuations from period to period as large-scale deployments to specific customers may take place in certain time frames and may not occur in every

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter. Further, one-time orders, equipment upgrades or replacement equipment from existing customers could cause there to be one-time increases in revenue that are not repeated in subsequent quarters.
Foreign Currency Impacts
Included in revenue performance for the year was a minimal decrease in foreign currency translation for the three and six month periods ended March 31, 2019, when compared to the same periods in the prior fiscal year.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended March 31,		$ incr.	% incr.	Six months ended March 31,		$ incr.	% incr.
($ in thousands)	2019	2018 (as adjusted)*	(decr.)	(decr.)	2019	2018 (as adjusted)*	(decr.)	(decr.)
North America, primarily United States	$48,869	$39,169	9,700	24.8	$95,204	$68,506	26,698	39.0
Europe, Middle East & Africa	10,764	9,504	1,260	13.3	20,868	19,660	1,208	6.1
Other	6,131	5,875	256	4.4	12,005	11,337	668	5.9
Total revenue	$65,764	$54,548	11,216	20.6	$128,077	$99,503	28,574	28.7
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Revenue in North America increased by $9.7 million and $26.7 million, or 24.8% and 39.0% for the three and six months ended March 31, 2019, respectively, compared to the same periods a year ago. This increase was primarily related to increased sales of SmartSense by Digi™ of $5.0 million and $9.9 million for the three and six months ended March 31, 2019, respectively, as compared to the same periods in the prior fiscal year. In addition, we had incremental revenue of $5.4 million from our acquisition of Accelerated for the six months ended March 31, 2019 since the acquisition in January 2018. We also had increased sales from our cellular, RF and embedded product categories. This was partially offset by a decline in sales of terminal servers as we had sales to a significant customer in the second quarter of fiscal 2018. We expect North America revenue to increase as a percentage of total revenue as our SmartSense by Digi™ and Accelerated products and services are sold primarily in North America.
Revenue in EMEA increased by $1.3 million and $1.2 million, or 13.3% and 6.1% for the three and six months ended March 31, 2019, respectively, compared to the same periods a year ago primarily to due a large customer deployment of RF products in the second quarter of fiscal 2019.
Revenue in Other increased by $0.3 million and $0.7 million, or 4.4% and 5.9% for the three and six months ended March 31, 2019, respectively, compared to the same periods a year ago primarily due to increased sales of embedded modules and RF products.
No significant changes were made to our pricing strategy that impacted revenue during the six months ended March 31, 2019 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products, services and solutions.
GROSS PROFIT
Gross profit for the three months ended March 31, 2019 and 2018 was $30.3 million and $26.8 million, respectively, an increase of $3.5 million, or 13.0%. Gross profit for the six months ended March 31, 2019 and 2018 was $60.1 million and $48.8 million, respectively, an increase of $11.3 million, or 23.2%.
Product gross profit for the three months ended March 31, 2019 and 2018 was $23.6 million, or 45.3%, and $24.5 million, or 51.5%, respectively, a decrease of $0.9 million, or 3.7%. The decrease was due to lower sales of network products, which have a higher gross margin, and costs associated with our transition to third-party manufacturing. Product gross profit for the six months ended March 31, 2019 and 2018 was $48.6 million, or 47.2%, and $43.8 million, or 50.8%, respectively, an increase of $4.8 million, or 11.1%. The increase included incremental gross profit of $2.3 million since the January 2018 acquisition of Accelerated and increased sales from most of our product categories. For the six months ended March 31, 2019 compared to the same period a year ago, gross margin declined primarily as a result of product and customer mix, costs associated with our transition to third-party manufacturing and increased amortization expense related to the Accelerated acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Services and solutions gross profit, across both segments, was $7.5 million, or 54.5%, and $3.1 million, or 44.5%, for the three months ended March 31, 2019 and 2018, respectively. Services and solutions gross profit, across both segments, was $13.0 million, or 51.6%, and $6.4 million, or 47.7%, for the six months ended March 31, 2019 and 2018, respectively. The increase in gross profit primarily was driven by our SmartSense by Digi™ business due to increases in both product and recurring revenue. As recurring revenue increases and becomes a greater percentage of total revenue, we expect gross margins to increase over time.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended March 31,				$ incr.	Six months ended March 31,				$ incr.
($ in thousands)	2019		2018 (as adjusted)*		(decr.)	2019		2018 (as adjusted)*		(decr.)
Sales and marketing	$11,534	17.5%	$11,175	20.5%	$359	$23,191	18.1%	$20,935	21.0%	$2,256
Research and development	9,569	14.6%	8,617	15.8%	952	19,087	14.9%	16,368	16.5%	2,719
General and administrative	8,441	12.8%	6,224	11.4%	2,217	11,558	9.0%	12,671	12.7%	(1,113)
Restructuring reversal	—	—%	—	—%	—	(67)	—%	—	—%	(67)
Total operating expenses	$29,544	44.9%	$26,016	47.7%	$3,528	$53,769	42.0%	$49,974	50.2%	$3,795
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Sales and marketing expenses increased $0.4 million for the three months ended March 31, 2019 compared to the same period a year ago. The increase related primarily to an increase in employee-related expenses. Sales and marketing expenses increased $2.3 million for the six months ended March 31, 2019 compared to the same period a year ago. This included incremental expenses for Accelerated of $1.1 million since the January 2018 acquisition. The remainder of the increase related primarily to an increase in employee-related expenses and marketing expenses.
Research and development expenses increased $1.0 million for the three months ended March 31, 2019 compared to the same period a year ago. The increase related primarily to an increase in employee-related expenses. Research and development expenses increased $2.7 million for the six months ended March 31, 2019 compared to the same period a year ago. The increase includes incremental expenses related to the acquisition of Accelerated of $0.8 million since the January 2018 acquisition. The remainder of the increase primarily was related to variable compensation-related expenses.
General and administrative expenses increased $2.2 million for the three months ended March 31, 2019 compared to the same period a year ago. This was primarily due to increases of $0.8 million in acquisition-related expenses, $0.6 million of employee-related expenses and $0.6 million of expenses related to adjustments in contingent consideration. General and administrative expenses decreased $1.1 million for the six months ended March 31, 2019 compared to the same period a year ago. This decrease primarily is related to $4.4 million gain recorded in the first quarter of fiscal 2019 as well as decreased acquisition-related expenses of $0.8 million. This was offset partially by increased compensation-related expenses of $1.2 million, acquisition earn-out expenses of $1.2 million, an increase in incremental expenses for Accelerated of $0.9 million, and depreciation expenses of $0.4 million primarily related to acceleration of depreciation for assets that were disposed of as part of the move of our corporate headquarters.
OTHER INCOME (EXPENSE), NET
Other income (expense), net increased $0.9 million for both the three and six months ended March 31, 2019, compared to the same periods a year ago. This was primarily related to foreign currency gains in fiscal 2019 as compared to foreign currency losses in fiscal 2018, primarily related to the Euro and the Japanese Yen.
INCOME TAXES
See Note 11 to the consolidated financial statements for discussion of income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SEGMENT RESULTS OF OPERATIONS
IoT PRODUCTS & SERVICES

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2019		2018 (as adjusted)*		(decr.)	2019		2018 (as adjusted)*		(decr.)
Revenue:
Product	$52,097	93.0%	$47,588	95.5%	9.5	$102,909	94.1%	$86,042	94.9%	19.6
Services	3,942	7.0	2,237	4.5	76.2	6,424	5.9	4,663	5.1	37.8
Total revenue	56,039	100.0	49,825	100.0	12.5	109,333	100.0	90,705	100.0	20.5
Cost of sales:
Cost of product	28,496	50.9	23,080	46.3	23.5	54,309	49.7	42,290	46.6	28.4
Cost of services	1,754	3.1	1,410	2.8	24.4	3,643	3.3	2,749	3.0	32.5
Amortization of intangibles	226	0.4	246	0.5	(8.1)	452	0.4	330	0.4	37.0
Total cost of sales	30,476	54.4	24,736	49.6	23.2	58,404	53.4	45,369	50.0	28.7
Gross profit	25,563	45.6	25,089	50.4	1.9	50,929	46.6	45,336	50.0	12.3
Total operating expenses	22,113	39.4	20,400	41.0	8.4	40,077	36.7	39,383	43.4	1.8
Operating income	$3,450	6.2%	$4,689	9.4%	(26.4)	$10,852	9.9%	$5,953	6.6%	82.3
Revenue
Revenue from our IoT Products & Services segment increased $6.2 million and $18.6 million, or 12.5% and 20.5%, for the three and six months ended March 31, 2019, respectively, compared to the same periods in the prior fiscal year.
Product revenue increased by $4.5 million, or 9.5%, in the second fiscal quarter of 2019 compared to the second fiscal quarter of 2018. We incurred increased sales from our cellular, RF and embedded product categories due to increased customer demand and new product introductions. This was partially offset by a decline in sales of terminal servers as we had sales to a significant customer in the second quarter of fiscal 2018. Services revenue from this segment increased $1.7 million for the three months ended March 31, 2019 compared to the same period a year ago, primarily due to sales of Digi Remote Manager® and support services.
Product revenue increased by $16.8 million, or 19.6%, in the first half of fiscal 2019 compared to the first half of fiscal 2018. This included incremental revenue of $5.4 million from our acquisition of Accelerated for the six months ended March 31, 2019 since the acquisition in January 2018. We also had increased sales from our cellular, RF and embedded product categories. This was offset partially by a decline in terminal servers as we had sales to a significant customer in the first half of fiscal 2018. Services revenue from this segment increased $1.8 million for the six months ended March 31, 2019 compared to the same period a year ago, primarily due to sales of Digi Remote Manager® and support services.
Our product revenue is subject to large customer projects and deployments that can fluctuate from period to period.
Operating Income
Operating income decreased $1.2 million, or 26.4% for the three months ended March 31, 2019 compared to the same period in the prior fiscal year. The decrease is primarily related to increased employee-related expenses due to increased incentive compensation due to improved company performance. In addition, we had an increase of $0.6 million in adjustments to contingent consideration. This was partially offset by a decrease of $0.2 million in acquisition-related expenses.
Operating income increased $4.9 million, or 82.3%, for the six months ended March 31, 2019 compared to the same period in the prior fiscal year. This increase is primarily related to $4.4 million of gain related to the sale of our corporate headquarters in the first quarter of fiscal 2019, incremental revenue related to Accelerated of $5.4 million. In addition, we had increased gross profit, partially offset by increased incentive compensation both of which are due to improved company performance. Operating income was negatively impacted by $1.2 million of adjustments to contingent consideration for the first half of fiscal 2019 as compared to the first half of fiscal 2018 and a reduction of $1.8 million of acquisition-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IoT SOLUTIONS

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2019		2018 (as adjusted)*		(decr.)	2019		2018 (as adjusted)*		(decr.)
Solutions revenue	$9,725	100.0%	$4,723	100.0%	105.9	$18,744	100.0%	$8,798	100.0%	113.0
Cost of sales:
Cost of services	4,460	45.9	2,454	52.0	81.7	8,548	45.6	4,294	48.8	99.1
Amortization of intangibles	499	5.1	524	11.1	(4.8)	1,013	5.4	1,047	11.9	(3.2)
Total cost of sales	4,959	51.0	2,978	63.1	66.5	9,561	51.0	5,341	60.7	79.0
Gross profit	4,766	49.0	1,745	36.9	(173.1)	9,183	49.0	3,457	39.3	165.6
Total operating expenses	7,431	76.4	5,616	118.9	32.3	13,692	73.1	10,591	120.4	29.3
Operating loss	$(2,665)	(27.4)%	$(3,871)	(82.0)%	(31.2)	$(4,509)	(24.1)%	$(7,134)	(81.1)%	(36.8)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
Revenue
Revenue from our IoT Solutions segment increased $5.0 million and $9.9 million, or 105.9% and 113.0%, for the three and six months ended March 31, 2019, respectively, compared to the same periods a year ago. This primarily was driven by the growth of our SmartSense by Digi™ business. The increase is driven by new customer deployments, additional purchases and equipment upgrades from existing customers, and an increase in our recurring revenue base. Recurring revenue for this segment was approximately 35% of revenue for the six months ended March 31, 2019. We are serving just over 57,000 sites as of March 31, 2019 compared to nearly 42,000 sites a year ago. We believe this marketplace offers a path to a significant base of recurring revenue that can provide both stable revenue generation and significant growth for us.
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
Operating Loss
Operating loss decreased $1.2 million and $2.6 million for the three and six months ended March 31, 2019, respectively, as compared to the same periods in the prior fiscal year.
The increase for the three months ended March 31, 2019 compared to the same period in the prior fiscal year was due to an increase in gross profit of $3.0 million, or 173.1%, offset by an increase in operating expenses of $1.8 million, or 32.3%. Included in the operating loss for the three months ended March 31, 2019 was $1.0 million of acquisition-related expense.
The increase for the six months ended March 31, 2019 compared to the same period in the prior year fiscal year was due to an increase in gross profit of $5.7 million, or 165.6%, offset by an increase in operating expenses of $3.1 million, or 29.3%. Included in the operating loss for the six months ended March 31, 2019 was $1.0 million of acquisition-related expense.
We expect our IoT Solutions gross margin to increase in future periods as recurring revenue from this segment increases.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. In addition, we received $10.0 million of proceeds related to the sale of our corporate headquarters during the first quarter of fiscal 2019 and spent $6.1 million on the build-out of our new corporate headquarters during the first half of fiscal 2019. In April 2019, subsequent to the end of the quarter, we received $3.3 million for a tenant improvement allowance.  At March 31, 2019, cash, cash equivalents and short-term marketable securities were $72.1 million compared to $62.8 million at September 30, 2018. Our working capital (total current assets less total current liabilities) was $134.1 million at March 31, 2019. At September 30, 2018, our working capital was $126.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We presently anticipate total fiscal 2019 capital expenditures will be approximately $7.8 million, and we have spent $7.3 million as of March 31, 2019.
Net cash provided by operating activities was $6.2 million compared to net cash used by operating activities of $5.0 million for the six months ended March 31, 2019 and 2018, respectively, a net increase in cash of $11.2 million. This increase was a result of net income of $6.0 million in the first six months of fiscal 2019 compared to a net loss of $4.6 million in the first six months of fiscal 2018, resulting in a net increase of $10.6 million. We also had an increase related to changes in working capital of $3.9 million, depreciation and amortization of $1.0 million, earn-out expenses of $1.2 million and additional stock compensation of $0.3 million. This was offset partially by the gain on the sale of the corporate headquarters of $4.4 million and a decrease in deferred income tax provision of $1.5 million related to the Tax Cuts and Jobs Act (see Note 11 to the consolidated financial statements).
The changes in working capital that resulted in an increase in cash of $3.9 million were driven by increases of $3.5 million related to decreased inventory purchases in the first half of fiscal 2019. In addition, there were increases of $1.3 million related to accrued liabilities, $1.0 million related to accounts payable and $1.1 million related to accounts receivable as we collected on certain large customer sales. This was offset partially by decreases of $1.6 million related to prepaids and other assets and $1.4 million related to taxes payable in the first half of fiscal 2019.
Net cash provided by investing activities was $4.9 million during the six months ended March 31, 2019 and net cash used by investing activities was $25.9 million during the six months ended March 31, 2018. This resulted in a net increase of $30.8 million. This increase is related primarily to $56.6 million that was spent for businesses acquired in fiscal 2018 and $10.0 million of proceeds from the sale of our corporate headquarters in fiscal 2019. This was partially offset by decreases in cash due to $27.3 million in fewer proceeds from the sale of marketable securities, $2.0 million in proceeds from the sale of Etherios received in fiscal 2018 and an additional $6.5 million in purchases of property, equipment, and improvements mostly related to the build-out of our new corporate headquarters.
Net cash provided by financing activities was $0.9 million and $3.4 million during the six months ended March 31, 2019 and 2018, respectively, a net decrease of $2.5 million. This decrease is a result of a $2.4 million earn-out payment to the former shareholders of FreshTemp and Bluenica in the first half of fiscal 2019. In addition, we had more purchases of common stock of $0.4 million. This was partially offset by additional proceeds from employee stock plans of $0.3 million.
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
Recently Issued Accounting Pronouncements
For information on new accounting pronouncements, see Note 1 to our consolidated financial statements.

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
For the six months ended March 31, 2019 and 2018, we had approximately $32.9 million and $31.0 million, respectively, of revenue from foreign customers including export sales. Of these sales, $1.7 million and $5.9 million, respectively, were denominated in foreign currency, predominantly Euros, British Pounds and Canadian Dollar. In future periods, we expect a portion of sales will continue to be made in both Euros, British Pounds and Canadian Dollar.
Included in revenue performance for the year was a minimal decrease in foreign currency translation for the three and six month periods ended March 31, 2019, when compared to the same periods in the prior fiscal year.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Six months ended March 31,		% increase
	2019	2018	(decrease)
Euro	1.1419	1.2029	(5.1)%
British Pound	1.2942	1.3591	(4.8)%
Japanese Yen	0.0090	0.0090	—%
Canadian Dollar	0.7547	0.7893	(4.4)%
A 10% change from the first six months of fiscal 2019 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 0.1% increase or decrease in revenue and a 1.5% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Acting Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosures set forth under the heading “Contingencies” in Note 13 to the consolidated financial statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2018 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2019. There were no shares repurchased under this program.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2019 - January 31, 2019	7,052	$11.37	—	$20,000,000.00
February 1, 2019 - February 28, 2019	—	$—	—	$20,000,000.00
March 1, 2019 - March 31, 2019	—	$—	—	$20,000,000.00
Total	7,052	$11.37	—	$20,000,000.00

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Digi International Inc. 2019 Omnibus Incentive Plan (3)*	Incorporated by Reference

10	(a)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc 2019 Omnibus Incentive Plan)*	Filed Electronically

10	(a)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc 2019 Omnibus Incentive Plan)*	Filed Electronically

10	(a)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc 2019 Omnibus Incentive Plan)*	Filed Electronically

10	(a)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc 2019 Omnibus Incentive Plan)*	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically
______________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed on August 28, 2017 (File No. 1-34033)

(3)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 14, 2018 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 7, 2019	By:	/s/ Brian G. Ballenger
Brian G. Ballenger
Vice President of Finance and Accounting, Acting Principal Financial Officer, Acting Principal Accounting Officer and Interim Treasurer