Form 10-Q
period 2019-06-30
DIGI INTERNATIONAL INC
filed 2019-08-09
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On August 6, 2019, there were 28,136,548 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
	(in thousands, except per share data)
Revenue:
Product	$47,136	$51,691	$150,045	$137,733
Services and solutions	14,030	10,581	39,198	24,042
Total revenue	61,166	62,272	189,243	161,775
Cost of sales:
Cost of product	25,982	26,639	80,291	68,929
Cost of services and solutions	6,137	5,244	18,328	12,287
Amortization of intangibles	719	741	2,184	2,118
Total cost of sales	32,838	32,624	100,803	83,334
Gross profit	28,328	29,648	88,440	78,441
Operating expenses:
Sales and marketing	11,392	11,595	34,583	32,530
Research and development	8,584	8,205	27,671	24,573
General and administrative	6,751	7,234	18,309	19,905
Restructuring (reversal) charge	(20)	190	(87)	190
Total operating expenses	26,707	27,224	80,476	77,198
Operating income	1,621	2,424	7,964	1,243
Other income, net:
Interest income	205	97	557	343
Interest expense	—	(5)	(94)	(12)
Other (expense) income, net	(174)	535	131	(37)
Total other income, net	31	627	594	294
Income before income taxes	1,652	3,051	8,558	1,537
Income tax expense	4	147	886	3,246
Net income (loss)	$1,648	$2,904	$7,672	$(1,709)

Net income (loss) per common share:
Basic	$0.06	$0.11	$0.28	$(0.06)
Diluted	$0.06	$0.10	$0.27	$(0.06)
Weighted average common shares:
Basic	28,072	27,177	27,816	27,002
Diluted	28,589	27,764	28,414	27,002
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
	(in thousands)
Net income (loss)	$1,648	$2,904	$7,672	$(1,709)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	532	(3,116)	(1,120)	(1,058)
Change in net unrealized gain (loss) on investments	4	(1)	18	(41)
Less income tax (expense) benefit	(1)	1	(5)	9
Reclassification of realized loss on investments included in net income (1)	—	—	—	31
Less income tax benefit (2)	—	—	—	(8)
Other comprehensive income (loss), net of tax	535	(3,116)	(1,107)	(1,067)
Comprehensive income (loss)	$2,183	$(212)	$6,565	$(2,776)
(1) Recorded in Other (expense) income, net in our Condensed Consolidated Statements of Operations.
(2) Recorded in Income tax expense in our Condensed Consolidated Statements of Operations.
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	September 30, 2018 (as adjusted)*
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$84,094	$58,014
Marketable securities	2,254	4,736
Accounts receivable, net	44,721	49,819
Inventories	41,796	41,644
Other current assets	5,057	2,613
Assets held for sale	—	5,220
Total current assets	177,922	162,046
Property, equipment and improvements, net	14,417	8,354
Intangible assets, net	32,791	39,320
Goodwill	153,952	154,535
Deferred tax assets	5,343	6,600
Other non-current assets	821	1,291
Total assets	$385,246	$372,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,460	$12,911
Accrued compensation	5,105	8,190
Unearned revenue	5,031	3,177
Contingent consideration on acquired businesses	5,405	5,890
Other current liabilities	4,020	5,405
Total current liabilities	35,021	35,573
Income taxes payable	684	851
Deferred tax liabilities	273	334
Contingent consideration on acquired businesses	—	4,175
Other non-current liabilities	4,192	720
Total liabilities	40,170	41,653
Contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 34,510,607 and 33,812,838 shares issued	345	338
Additional paid-in capital	264,225	255,936
Retained earnings	159,633	151,961
Accumulated other comprehensive loss	(24,633)	(23,526)
Treasury stock, at cost, 6,386,324 and 6,385,336 shares	(54,494)	(54,216)
Total stockholders’ equity	345,076	330,493
Total liabilities and stockholders’ equity	$385,246	$372,146
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2019	2018 (as adjusted)*
	(in thousands)
Operating activities:
Net income (loss)	$7,672	$(1,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	3,343	2,440
Amortization of intangible assets	6,669	6,866
Stock-based compensation	4,180	3,598
Deferred income tax provision	1,189	2,781
Gain on sale of property and equipment	(4,458)	(8)
Change in fair value of contingent consideration	1,188	333
Provision for bad debt and product returns	594	404
Provision for inventory obsolescence	1,350	1,550
Restructuring (reversal) charge	(87)	190
Other	131	(58)
Changes in operating assets and liabilities (net of acquisitions)	757	(25,231)
Net cash provided by (used in) operating activities	22,528	(8,844)
Investing activities:
Proceeds from maturities and sales of marketable securities	2,500	29,752
Proceeds from sale of business	—	2,000
Acquisition of businesses, net of cash acquired	—	(56,588)
Proceeds from sale of property and equipment	10,047	—
Purchase of property, equipment, improvements and certain other intangible assets	(8,600)	(963)
Net cash provided by (used in) investing activities	3,947	(25,799)
Financing activities:
Acquisition earn-out payments	(3,748)	—
Proceeds from stock option plan transactions	4,054	3,871
Proceeds from employee stock purchase plan transactions	835	892
Purchases of common stock	(1,051)	(730)
Net cash provided by financing activities	90	4,033
Effect of exchange rate changes on cash and cash equivalents	(485)	82
Net increase (decrease) in cash and cash equivalents	26,080	(30,528)
Cash and cash equivalents, beginning of period	58,014	78,222
Cash and cash equivalents, end of period	$84,094	$47,694

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(921)	$(1,750)
Liability related to acquisition of business	$—	$(2,300)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(7)	$—
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings*	Loss	Equity
Balances, September 30, 2017	33,008	$330	6,437	$(54,533)	$245,528	$150,363	$(22,659)	$319,029
Cumulative-effect adjustment from adoption of ASU 2016-09					52	(33)		19
Net loss						(1,709)		(1,709)
Other comprehensive loss							(1,067)	(1,067)
Employee stock purchase plan issuances			(106)	897	(5)			892
Repurchase of common stock			73	(730)				(730)
Issuance of stock under stock award plans	638	7			3,864			3,871
Stock-based compensation expense					3,598			3,598
Balances, June 30, 2018	33,646	$337	6,404	$(54,366)	$253,037	$148,621	$(23,726)	$323,903

Balances, September 30, 2018	33,813	$338	6,385	$(54,216)	$255,936	$151,961	$(23,526)	$330,493
Net income						7,672		7,672
Other comprehensive loss							(1,107)	(1,107)
Employee stock purchase plan issuances			(91)	773	62			835
Repurchase of common stock			92	(1,051)				(1,051)
Issuance of stock under stock award plans	698	7			4,047			4,054
Stock-based compensation expense					4,180			4,180
Balances, June 30, 2019	34,511	$345	6,386	$(54,494)	$264,225	$159,633	$(24,633)	$345,076
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

•	We will expense incremental costs of obtaining a contract when incurred if the amortization period of the asset is one year or less.
The adoption of the standard related to the new revenue recognition impacted our reported results as follows:

	Three months ended June 30, 2018
(in thousands, except per common share data)	As Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$51,691	$—	$51,691
Services and solutions	11,025	(444)	10,581
Total revenue	62,716	(444)	62,272
Cost of sales:
Cost of product	26,639	—	26,639
Cost of services and solutions	6,007	(763)	5,244
Amortization of intangibles	741	—	741
Total cost of sales	33,387	(763)	32,624
Gross profit	29,329	319	29,648
Operating expenses	27,292	(68)	27,224
Operating income	$2,037	$387	$2,424
Net income	$2,621	$283	$2,904
Diluted income per share	$0.09	$0.01	$0.10

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Nine months ended June 30, 2018
(in thousands, except per common share data)	As Reported	Impact of Adoption	As Adjusted
Revenue:
Product	$137,733	$—	$137,733
Services and solutions	24,971	(929)	24,042
Total revenue	162,704	(929)	161,775
Cost of sales:
Cost of product	68,929	—	68,929
Cost of services and solutions	13,737	(1,450)	12,287
Amortization of intangibles	2,118	—	2,118
Total cost of sales	84,784	(1,450)	83,334
Gross profit	77,920	521	78,441
Operating expenses	77,503	(305)	77,198
Operating income	$417	$826	$1,243
Net loss	$(2,305)	$596	$(1,709)
Diluted loss per share	$(0.09)	$0.02	$(0.06)

	September 30, 2018
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$50,817	$(998)	$49,819
Property, equipment and improvements, net	$6,270	$2,084	$8,354
Deferred tax assets	$6,665	$(65)	$6,600
Unearned revenue current	$2,579	$598	$3,177
Other non-current liabilities	$510	$210	$720
Retained earnings	$151,748	$213	$151,961
Adoption of the standards related to revenue recognition had no impact to total cash provided by or used in operating, financing or investing on our historical Condensed Consolidated Statements of Cash Flows.
Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for us in the first quarter ending December 31, 2020. Early adoption is permitted. We are evaluating when to adopt, and the impact of adopting, ASU 2018-15 on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820).  The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for us in the first quarter ending December 31, 2020. Early adoption is permitted for any removed or modified disclosures. We are evaluating when to adopt, and the impact of adopting, ASU 2018-13 on our consolidated financial statements.
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
The earn-out payments are scheduled to be paid in two installments and the payment amount, if any, will be calculated based on the revenue performance of Accelerated products. The first installment was based on revenues from January 22, 2018 through January 21, 2019 (the “2018 period”) and the second installment will be based on revenues from January 22, 2019 through January 21, 2020 (the “2019 period”). If certain revenue thresholds are met, the cumulative amount of these earn-outs will be $6.5 million. In April 2019, we paid $3.5 million for the first installment. The fair value of the remaining contingent consideration was $2.5 million at June 30, 2019. (see Note 6 to the consolidated financial statements).
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
The first earn-out payment was scheduled to be paid after December 31, 2018 and the second earn-out payment is scheduled to be paid after December 31, 2019, which is the end of the earn-out periods. No payment was earned for the period ended December 31, 2018. The cumulative amount of the remaining earn-outs for the period ended December 31, 2019, will not exceed $45.0 million. The fair value of the remaining contingent consideration was zero at June 30, 2019 (see Note 6 to the consolidated financial statements).

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
Numerator:
Net income (loss)	$1,648	$2,904	$7,672	$(1,709)

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	28,072	27,177	27,816	27,002
Effect of dilutive securities:
Stock options and restricted stock units	517	587	598	—
Denominator for diluted net income (loss) per common share — adjusted weighted average shares	28,589	27,764	28,414	27,002

Net income (loss) per common share, basic	$0.06	$0.11	$0.28	$(0.06)
Net income (loss) per common share, diluted	$0.06	$0.10	$0.27	$(0.06)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
For the three months ended June 30, 2019 and 2018, there were 617,841 and 770,178 potentially dilutive shares, respectively, and for the nine months ended June 30, 2019 and 2018, there were 667,841 and 977,828 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options’ exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the nine months ended June 30, 2018, there were 440,002 common stock options and restricted stock units that were not included in the above computation of diluted earnings per share.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2019	September 30, 2018 (as adjusted)*
Accounts receivable, net:
Accounts receivable	$48,747	$53,164
Less allowance for doubtful accounts	1,349	785
Less reserve for future returns and pricing adjustments	2,677	2,560
Accounts receivable, net	$44,721	$49,819
Inventories:
Raw materials	$15,494	$22,047
Work in process	649	525
Finished goods	25,653	19,072
Inventories	$41,796	$41,644
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
5. MARKETABLE SECURITIES
Our marketable securities historically consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. As of June 30, 2019, all of our securities that we held were trading below our amortized cost basis. We determined each decline in value to be temporary in nature.

5. MARKETABLE SECURITIES (CONTINUED)
At June 30, 2019 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$2,255	$—	$(1)	$2,254
Total marketable securities	$2,255	$—	$(1)	$2,254

(1)	Included in amortized cost and fair value is purchased and accrued interest of $6.
At September 30, 2018 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$4,756	$—	$(20)	$4,736
Total marketable securities	$4,756	$—	$(20)	$4,736

(1)	Included in amortized cost and fair value is purchased and accrued interest of $6.
The following tables show the fair values and gross unrealized losses of our available-for-sale marketable securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	June 30, 2019
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$2,254	$(1)
Total	$—	$—	$2,254	$(1)

	September 30, 2018
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$4,736	$(20)
Total	$—	$—	$4,736	$(20)
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

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Money market	$20,302	$20,302	$—	$—
Certificates of deposit	2,254	—	2,254	—
Total assets measured at fair value	$22,556	$20,302	$2,254	$—
Liabilities:
Contingent consideration on acquired businesses	$5,405	$—	$—	$5,405
Total liabilities measured at fair value	$5,405	$—	$—	$5,405

6. FAIR VALUE MEASUREMENTS (CONTINUED)

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Money market	$24,318	$24,318	$—	$—
Certificates of deposit	4,736	—	4,736	—
Total assets measured at fair value	$29,054	$24,318	$4,736	$—
Liabilities:
Contingent consideration on acquired businesses	$10,065	$—	$—	$10,065
Total liabilities measured at fair value	$10,065	$—	$—	$10,065
In connection with the October 2015 acquisition of Bluenica Corporation (“Bluenica”), we may be required to make contingent payments over a period of up to four years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent consideration recognized was $10.4 million upon acquisition and was $2.9 million at June 30, 2019. We paid $0.5 million in fiscal 2017, no payments in fiscal 2018 and $2.2 million in the second quarter of fiscal 2019.
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
In connection our acquisition of TempAlert, we agreed to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue (see Note 2 to the consolidated financial statements). The fair value of the liability for contingent consideration was zero, both upon acquisition and at June 30, 2019.
In connection with our acquisition of Accelerated, we agreed to make contingent payments, based upon certain thresholds (see Note 2 to the consolidated financial statements). The fair values of the liability for contingent consideration recognized upon acquisition of Accelerated on January 22, 2018 and at June 30, 2019 were $2.3 million and $2.5 million, respectively. The increase was a result of Accelerated outperforming initial revenue expectations. We made the first installment of $3.5 million in the third quarter of fiscal 2019.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Fair value at beginning of period	$8,527	$8,263	$10,065	$6,388
Purchase price contingent consideration	—	—	—	2,300
Contingent consideration payments	(3,500)	—	(5,848)	—
Change in fair value of contingent consideration	378	758	1,188	333
Fair value at end of period	$5,405	$9,021	$5,405	$9,021
The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration at June 30, 2019 based on the probability of achieving the specified revenue thresholds at a range of 95.2% to 100.0% for Bluenica, 0% for TempAlert, and a range of 70.0% to 100.0% for Accelerated. A significant change in our estimates of achieving the relevant targets could materially change the fair value of the contingent consideration liability.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	June 30, 2019			September 30, 2018
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$57,888	$(50,455)	$7,433	$58,102	$(48,693)	$9,409
License agreements	102	(67)	35	102	(46)	56
Patents and trademarks	14,552	(11,725)	2,827	15,701	(12,242)	3,459
Customer relationships	46,457	(24,261)	22,196	46,605	(21,049)	25,556
Non-compete agreements	600	(300)	300	600	(210)	390
Order backlog	1,800	(1,800)	—	1,800	(1,350)	450
Total	$121,399	$(88,608)	$32,791	$122,910	$(83,590)	$39,320
Amortization expense was $2.1 million and $2.6 million for the three month periods ended June 30, 2019 and 2018, respectively, and $6.7 million and $6.9 million for the nine month periods ended June 30, 2019 and 2018, respectively. Amortization expense is recorded on our consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2019 and the five succeeding fiscal years is (in thousands):

2019 (three months)	$2,094
2020	8,277
2021	7,442
2022	6,590
2023	4,392
2024	3,704
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Nine months ended June 30,
	IoT Products and Services	IoT Solutions	Total
Beginning balance, October 1	$104,358	$50,177	$154,535
Foreign currency translation adjustment	(404)	(179)	(583)
Ending balance, June 30	$103,954	$49,998	$153,952
Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We have two reportable operating segments, our IoT Solutions segment and our IoT Products & Services segment (see Note 9 to the Condensed Consolidated Financial Statements). These two operating segments constitute separate reporting units for purposes of the ASC 350-20-35 “Goodwill Measurement of Impairment” assessment and both units were tested individually for impairment.
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
We had a total of $104.0 million of goodwill on our Condensed Consolidated Balance Sheet for the IoT Products & Services reporting unit and $50.0 million of goodwill on our Condensed Consolidated Balance Sheet for the IoT Solutions reporting unit

7. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
as of June 30, 2019. At June 30, 2019, fair value exceeded the carrying value by more than 10% for both reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach.
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

The implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $356.6 million as of June 30, 2019, which implied a range of control premiums of 13.3% to 20.3%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
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
8. SALE OF BUILDING
On October 2, 2018, we sold our 130,000 square feet corporate headquarters building in Minnetonka, Minnesota to Minnetonka Leased Housing Associates II, LLLP. The sale price was $10.0 million in cash adjusted for certain selling costs and an escrow for the leaseback of the building for four months. At September 30, 2018 the net book value of the land, building and improvements was $5.2 million and listed as assets held for sale on our Condensed Consolidated Balance Sheet. As a result, we recorded a $1.1 million tax benefit in the fourth quarter of fiscal 2018 because we were able to use credit loss carryforwards which previously had a valuation allowance. We recorded a gain of $4.4 million ($3.4 million net of tax) in the first quarter of fiscal 2019, which is recorded in general and administrative expense. During the nine months ended June 30, 2019, we paid $6.8 million for leasehold improvements to build out our new headquarters space. These improvements will be depreciated over 10 years, which is the estimated useful life of the improvements.

9. SEGMENT INFORMATION
We have two reportable operating segments: (1) IoT Products & Services, and (2) IoT Solutions. Summary operating results for each of our segments were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
Revenue
IoT Products & Services	$50,510	$54,406	$159,843	$145,111
IoT Solutions	10,656	7,866	29,400	16,664
Total revenue	$61,166	$62,272	$189,243	$161,775
Operating income (loss)
IoT Products & Services	$3,117	$4,544	$13,969	$10,497
IoT Solutions	(1,496)	(2,120)	(6,005)	(9,254)
Total operating income	$1,621	$2,424	$7,964	$1,243
Depreciation and amortization
IoT Products & Services	$1,391	$1,754	$4,711	$4,332
IoT Solutions	1,795	1,719	5,301	4,974
Total depreciation and amortization	$3,186	$3,473	$10,012	$9,306
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Total expended for property, plant and equipment was as follows (in thousands):

	Nine months ended June 30,
	2019	2018
Expended for property, equipment and improvements
IoT Products & Services	$8,212	$963
IoT Solutions*	388	—
Total expended for property, plant and equipment	$8,600	$963
* Excluded from this amount is $921 and $1,750 of transfers of inventory to property plant and equipment for the nine months ended June 30, 2019 and 2018, respectively.
Total assets for each of our segments were as follows (in thousands):

	June 30, 2019	September 30, 2018 (as adjusted)*
Assets
IoT Products & Services	$204,069	$209,574
IoT Solutions	94,828	99,822
Unallocated**	86,349	62,750
Total assets	$385,246	$372,146
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
**Unallocated consists of cash and cash equivalents and current marketable securities.

10. REVENUE
Revenue Disaggregation
The following summarizes our revenue by geographic location of our customers:

	Three months ended June 30,		Nine months ended June 30,
($ in thousands)	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
North America, primarily the United States	$43,604	$44,740	$138,808	$113,246
Europe, Middle East & Africa	9,582	10,216	30,450	29,876
Rest of world	7,980	7,316	19,985	18,653
Total revenue	$61,166	$62,272	$189,243	$161,775
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Net sales of services and solutions disaggregated by product group:

	Three months ended June 30,		Nine months ended June 30,
($ in thousands)	2019	2018 (as adjusted)*	2019	2018 (as adjusted)*
IoT Products & Services Segment
Product	$47,136	$51,691	$150,045	$137,733
Services	3,374	2,715	9,798	7,378
Total IoT Products & Services Segment	50,510	54,406	159,843	145,111
IoT Solutions Segment
Solutions	10,656	7,866	29,400	16,664
Total Revenue	$61,166	$62,272	$189,243	$161,775
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to an implementation fee in certain contracts that we charge our customers so they can begin using the equipment. In this case, we retain the ownership of this equipment that the customer uses. The total net book value of subscriber assets of $2.3 million and $2.1 million as of June 30, 2019 and September 30, 2018, respectively, are included in property, equipment and improvements, net. Amortization expense for these subscriber assets was $0.3 million and $0.2 million for the three month periods ended June 30, 2019 and June 30, 2018, respectively and $0.7 million and $0.3 million for the nine month periods ended June 30, 2019 and June 30, 2018, respectively. We amortize the cost of this equipment over its useful life (typically three years).
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

10. REVENUE (CONTINUED)
Changes in unearned revenue were as follows:

Nine months ended June 30,
($ in thousands)	2019
Unearned revenue, beginning of period*	$3,933
Billings	18,908
Revenue recognized	(17,370)
Unearned revenue, end of period	$5,471
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2019 approximately $7.2 million of revenue is expected to be recognized from remaining performance obligations for subscriptions contracts. We expect to recognize revenue on approximately $4.9 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize revenue over a range of two to five years.
11. INCOME TAXES
Our income tax expense was $0.9 million for the nine months ended June 30, 2019. Included in this expense was a net tax benefit discretely related to the nine months ended June 30, 2019 of $0.6 million, primarily a result of expiring statute of limitations of uncertain tax benefits as well as adjustments from the filing of the federal and foreign income tax returns. For the nine months ended June 30, 2019, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to certain income tax credits generated in the U.S.
Income tax expense was $3.2 million for the nine months ended June 30, 2018. Included in this expense was a net tax expense discretely related to the nine months ended June 30, 2018 of $3.0 million, primarily as a result of new U.S. tax legislation that was enacted during the first quarter of fiscal 2018. For the nine months ended June 30, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to the mix of income between taxing jurisdictions, certain of which had lower statutory tax rates than the U.S., and also due to certain tax credits generated in the U.S.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2018	$1,561
Decreases related to:
Prior year income tax positions	(34)
Expiration of statute of limitations	(128)
Unrecognized tax benefits as of June 30, 2019	$1,399
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.3 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by a minimal amount over the next 12 months.

12. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our Condensed Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2019	$1,109	$47	$(101)	$1,055
Three months ended June 30, 2018	$1,348	$82	$(135)	$1,295

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2019	$1,172	$263	$(380)	$1,055
Nine months ended June 30, 2018	$987	$798	$(490)	$1,295
13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
In October 2018, we signed a thirteen-year lease agreement for our new headquarters located in Hopkins, Minnesota, with minimum lease obligations of $14.8 million with Colfin Midwest NNN Investor, LLC for 59,497 square feet of office space. In April 2019, we received $3.3 million for a tenant improvement allowance associated with our new headquarters.
We have entered into various operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2032. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments at June 30, 2019 under noncancelable operating leases (in thousands):

Fiscal year	Amount
2019 (three months)	$426
2020	2,522
2021	2,490
2022	2,228
2023	2,049
2024	2,095
Thereafter	11,361
Total minimum payments required	$23,171
Contingencies
In November 2018, DimOnOff Inc., a company headquartered in Quebec City, Quebec, Canada (“DimOnOff”), which sells control systems in the building automation and street lighting markets sued us and a former distributor from whom DimOnOff purchased certain of our products.  The suit was brought in the Superior Court of the Province of Quebec in the District of Quebec (Canada) and alleges certain Digi products it purchased and incorporated into street lighting systems in a Canadian city were defective causing some of the street lights to malfunction.  It alleges damages of just over CAD 1.0 million.  We intend to defend ourselves against DimOnOff’s claims.  At this time we cannot assess the likelihood or amount of any potential loss.
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
The 2019 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2019 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. The 2019 Plan is scheduled to expire on February 3, 2029. Options under the 2019 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of restricted stock units is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units, we issue new shares of stock. As of June 30, 2019, there were approximately 1,556,370 shares available for future grants under the 2019 Plan.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the nine months ended June 30, 2019 and 2018, our employees forfeited 91,580 shares and 72,918 shares, respectively in order to satisfy $1.1 million and $0.7 million, respectively of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans for each respective period.
Employee contributions to the Employee Stock Purchase Plan (the “Purchase Plan”) were $0.8 million and $0.9 million during the nine month periods ended June 30, 2019 and 2018, respectively. Pursuant to the Purchase Plan, 90,592 and 105,732 common shares were issued to employees during the nine months ended June 30, 2019 and 2018, respectively. Shares are issued under the Purchase Plan from treasury stock. As of June 30, 2019, 224,984 common shares were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Cost of sales	$55	$49	$135	$145
Sales and marketing	453	406	1,272	1,131
Research and development	268	168	737	343
General and administrative	697	597	2,036	1,979
Stock-based compensation before income taxes	1,473	1,220	4,180	3,598
Income tax benefit	(306)	(249)	(863)	(747)
Stock-based compensation after income taxes	$1,167	$971	$3,317	$2,851

14. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2018	3,526	$10.49
Granted	606	11.64
Exercised	(448)	9.04
Forfeited / Canceled	(346)	12.52
Balance at June 30, 2019	3,338	$10.68	4.1	$6,983

Exercisable at June 30, 2019	2,226	$10.34	3.3	$5,418
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $12.68 as of June 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The total intrinsic value of all options exercised during the nine months ended June 30, 2019 was $1.7 million and during the nine months ended June 30, 2018 was $0.7 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2019	2018
Weighted average per option grant date fair value	$4.37	$3.76
Assumptions used for option grants:
Risk free interest rate	2.3% - 2.93%	2.12% - 2.88%
Expected term	6.00 years	6.00 years
Expected volatility	33% - 34%	33% - 34%
Weighted average volatility	33%	31%
Expected dividend yield	0	0
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
As of June 30, 2019, the total unrecognized compensation cost related to non-vested stock options was $4.2 million and the related weighted average period over which it is expected to be recognized is approximately 2.6 years.

14. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Restricted Stock Units
A summary of our non-vested restricted stock units as of June 30, 2019 and changes during the nine months then ended is presented below (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2018	674	$11.05
Granted	547	$11.62
Vested	(250)	$10.42
Canceled	(131)	$12.20
Nonvested at June 30, 2019	840	$11.43
As of June 30, 2019, the total unrecognized compensation cost related to non-vested restricted stock units was $7.6 million, and the related weighted average period over which it is expected to be recognized is approximately 1.5 years.
15. RESTRUCTURING
Below is a summary of the restructuring charges and other activity (in thousands) all within our IoT Products and Services segment:

	Manufacturing Transition	2017 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2018	$147	$293	$13	$453
Payments	(108)	(233)	(18)	(359)
Reversals	(39)	(53)	5	(87)
Foreign currency fluctuation	—	(7)	—	(7)
Balance at June 30, 2019	$—	$—	$—	$—
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
Forward-Looking Statements
The words “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” or “will” or the negative thereof or other variations thereon or similar terminology, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which we operate, estimated future values and projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our operations and our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures, and changes in our level of revenue or profitability, which can fluctuate for many reasons beyond our control. These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2018, and subsequent quarterly reports on Form 10-Q and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

On June 12, 2019, our IoT Products & Services segment received purchase orders for the delivery of over $20.0 million of cellular routers to an existing enterprise customer for a project it expects to implement on behalf of a large governmental agency. The project will utilize Digi’s Remote Manager® platform, expert technical support services and application development services to deliver a comprehensive solution to the customer. There is uncertainty with respect to the timing of delivery of products and services as well as the period over which the products and services will be delivered. Each product shipment expected to occur under the purchase order remains subject to customary acceptance provisions under an existing resale agreement with the customer.  Revenue from the purchase order was not significant for the three and nine months ended June 30, 2019.  As of August 9, 2019, we have no material purchase commitments related to these customer purchase orders.
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

Digi™, formerly Digi Smart Solutions. We have formed, expanded and enhanced the IoT Solutions segment through acquisition. All revenues from this segment are reported in our consolidated financial statements as services and solutions revenue as customers subscribe for ongoing monitoring services that are enabled by the deployment of hardware and related software.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2019 that we feel are most important in these evaluations:
Total Revenue was $61.2 Million. Our revenue was $61.2 million for the third quarter of fiscal 2019 compared to $62.3 million in the third quarter of fiscal 2018, a decrease of $1.1 million, or 1.8%.
Product revenue decreased by $4.6 million, or 8.8%, in the third quarter of fiscal 2019 compared to the same period a year ago.
Services and solutions revenue increased by $3.5 million, or 32.6%, in the third quarter of fiscal 2019 compared to the same period a year ago.
Gross Margin was 46.3%. Our gross margin decreased as a percentage of revenue to 46.3% in the third quarter of fiscal 2019 as compared to 47.6% in the third quarter of fiscal 2018.
Net income for the third fiscal quarter of 2019 was $1.6 million, or $0.06 per diluted share. Net income for the third fiscal quarter of 2018 was $2.9 million, or $0.10 per diluted share.
Adjusted EBITDA for the third fiscal quarter of 2019 was $6.1 million, or 10.0% of total revenue. In the third fiscal quarter of fiscal 2018, Adjusted EBITDA was $7.9 million, or 12.6% of total revenue.
Below is a reconciliation of net income to Adjusted EBITDA:

	Three months ended June 30,				Nine months ended June 30,
	2019		2018 (as adjusted)*		2019		2018 (as adjusted)*
($ in thousands)		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$61,166	100.0%	$62,272	100.0%	$189,243	100.0%	$161,775	100.0%

Net income (loss)	$1,648		$2,904		$7,672		$(1,709)
Interest income, net	(205)		(92)		(463)		(331)
Income tax expense	4		147		886		3,246
Depreciation and amortization	3,186		3,473		10,012		9,306
Stock-based compensation	1,473		1,220		4,180		3,598
Gain on sale of building	—		—		(4,396)		—
Restructuring (reversal) charge	(20)		190		(87)		190
Acquisition-related expense	54		13		1,045		1,763
Adjusted EBITDA	$6,140	10.0%	$7,855	12.6%	$18,849	10.0%	$16,063	9.9%
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2019		2018 (as adjusted)*		(decr.)	2019		2018 (as adjusted)*		(decr.)
Revenue:
Product	$47,136	77.1%	$51,691	83.0%	(8.8)	$150,045	79.3%	$137,733	85.1%	8.9
Services and solutions	14,030	22.9	10,581	17.0	32.6	39,198	20.7	24,042	14.9	63.0
Total revenue	61,166	100.0	62,272	100.0	(1.8)	189,243	100.0	161,775	100.0	17.0
Cost of sales:
Cost of product	25,982	42.5	26,639	42.8	(2.5)	80,291	42.4	68,929	42.6	16.5
Cost of services and solutions	6,137	10.0	5,244	8.4	17.0	18,328	9.7	12,287	7.6	49.2
Amortization of intangibles	719	1.2	741	1.2	(3.0)	2,184	1.2	2,118	1.3	3.1
Total cost of sales	32,838	53.7	32,624	52.4	0.7	100,803	53.3	83,334	51.5	21.0
Gross profit	28,328	46.3	29,648	47.6	(4.5)	88,440	46.7	78,441	48.5	12.7
Operating expenses	26,707	43.6	27,224	43.7	(1.9)	80,476	42.5	77,198	47.7	4.2
Operating income	1,621	2.7	2,424	3.9	(33.1)	7,964	4.2	1,243	0.8	(540.7)
Other income, net	31	—	627	1.0	(95.1)	594	0.3	294	0.1	102.0
Income before income taxes	1,652	2.7	3,051	4.9	(45.9)	8,558	4.5	1,537	0.9	(456.8)
Income tax expense	4	—	147	0.2	(97.3)	886	0.4	3,246	2.0	(72.7)
Net income (loss)	$1,648	2.7%	$2,904	4.7%	(43.3)	$7,672	4.1%	$(1,709)	(1.1)%	548.9
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
REVENUE
Product
Product revenue decreased by $4.6 million, or 8.8%, in the third fiscal quarter of 2019 compared to the third fiscal quarter of 2018. This decrease was primarily a result of lower sales of terminal servers in our network product category to a significant customer. Partially offsetting this decrease were increases in sales of RF products to a significant customer as well as increased sales of embedded products.
Product revenue increased by $12.3 million, or 8.9%, in the nine months ended June 30, 2019 compared to the same period in the prior fiscal year. This increase included $5.4 million of incremental revenue related from Accelerated Concepts, Inc. (“Accelerated”), a provider of cellular (LTE) networking equipment, since the acquisition in January 2018. This increase also included increased sales within our industrial cellular, RF and embedded product categories due to increased customer demand, significant new customers and new product introductions. This was offset partially by lower sales of terminal servers in our network category to a significant customer.
Our product revenue is subject to large customer projects and deployments that can fluctuate from period to period. We entered in to several large purchase orders with a customer in the third fiscal quarter with uncertainty in timing and delivery of the specified products. Revenue from these purchase orders was not significant during the third fiscal quarter of 2019.
Services and Solutions
Services and solutions revenue increased by $3.5 million and $15.1 million, or 32.6% and 63.0% for the three and nine month periods ended June 30, 2019, respectively, as compared to the same periods in the prior fiscal year. This primarily was driven by the growth of our SmartSense by Digi™ business of $2.8 million and $12.7 million for the three and nine month periods ended June 30, 2019, respectively. These increases were driven by new customer deployments, additional purchases and an increase in our recurring revenue base. In addition, for the nine month period ended June 30, 2019 compared to the same period in the prior fiscal year, we experienced Solutions revenue equipment upgrades from existing customers. The equipment updates that have taken place have occurred almost entirely during the second quarter of fiscal 2019. Also, our services revenue increased by $0.7 million and $2.4 million for the three and nine month periods ended June 30, 2019, respectively, as

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

compared to the same periods in the prior fiscal year. The services revenue increases for both comparable periods were primarily due to Digi Remote Manager® and support services revenue. As previously mentioned, we entered in to several large purchase orders with a customer in the third fiscal quarter with uncertainty in timing and deployment of the specified services.
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
Foreign Currency Impacts
Included in revenue performance for the year was a minimal decrease in foreign currency translation for the three and nine month periods ended June 30, 2019, when compared to the same periods in the prior fiscal year.
Revenue by Geographic Location
The following summarizes our revenue by geographic location of our customers:

	Three months ended June 30,		$ incr.	% incr.	Nine months ended June 30,		$ incr.	% incr.
($ in thousands)	2019	2018 (as adjusted)*	(decr.)	(decr.)	2019	2018 (as adjusted)*	(decr.)	(decr.)
North America, primarily United States	$43,604	$44,740	(1,136)	(2.5)	$138,808	$113,246	25,562	22.6
Europe, Middle East & Africa	9,582	10,216	(634)	(6.2)	30,450	29,876	574	1.9
Rest of world	7,980	7,316	664	9.1	19,985	18,653	1,332	7.1
Total revenue	$61,166	$62,272	(1,106)	(1.8)	$189,243	$161,775	27,468	17.0
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Revenue in North America decreased by $1.1 million, or 2.5%, for the three months ended June 30, 2019 compared to the same period a year ago. This decrease was primarily related to lower sales of terminal servers in our network product category to a significant customer. This was partially offset by increases in sales of our SmartSense by Digi™ business, Digi Remote Manager and support services.
Revenue in North America increased by $25.6 million, or 22.6%, for the nine months ended June 30, 2019 compared to the same period a year ago. This increase was primarily related to increased sales of our SmartSense by Digi™ business of $12.7 million and incremental revenue of $5.4 million from our acquisition of Accelerated. We also had increased sales of our industrial cellular products, embedded products as well as our Digi Remote Manager and support services. This was partially offset by a decline in sales of terminal servers as we had sales to a significant customer in the nine months ended June 30, 2018. We expect North America revenue to increase as a percentage of total revenue as our SmartSense by Digi™ and Accelerated products and services are sold primarily in North America.
Revenue in EMEA decreased by $0.6 million, or 6.2%, for the three months ended June 30, 2019 compared to the same period a year ago. This was primarily due to a significant decrease in sales to certain customers in our industrial cellular and network product categories. These decreases were offset by an increase in distributor sales of embedded products. Revenue in EMEA increased $0.6 million, or 1.9% for the nine months ended June 30, 2019 compared to the same period a year ago, primarily due to increases in distributor sales of embedded products. In addition, we had a large customer deployment of RF products. These increases were partially offset by a decrease in sales of our industrial cellular products.
Revenue in Rest of world increased by $0.7 million and $1.3 million, or 9.1% and 7.1% for the three and nine months ended June 30, 2019, respectively, compared to the same periods a year ago. This increase was almost entirely due to increased sales to a significant customer of our RF products, along with smaller increases in both cellular and network products.
No significant changes were made to our pricing strategy that impacted revenue during the nine months ended June 30, 2019 as compared to the same period in the prior fiscal year. As foreign currency rates fluctuate, we may from time to time adjust the prices of our products, services and solutions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT
Gross profit for the three months ended June 30, 2019 and 2018 was $28.3 million and $29.6 million, respectively, a decrease of $1.3 million, or 4.5%. Gross profit for the nine months ended June 30, 2019 and 2018 was $88.4 million and $78.4 million, respectively, an increase of $10.0 million, or 12.7%.
Product gross profit for the three months ended June 30, 2019 and 2018 was $21.2 million, or 44.9%, and $25.1 million, or 48.5%, respectively, a decrease of $3.9 million, or 15.6%. This decrease was primarily due to product and customer mix driven by lower sales of network products, which typically have higher gross margins. Product gross profit for the nine months ended June 30, 2019 and 2018 was $69.8 million, or 46.5%, and $68.8 million, or 50.0%, respectively, an increase of $1.0 million, or 1.4%. The increase was caused by incremental gross profit of $2.3 million since the January 2018 acquisition of Accelerated. This was offset by lower sales of network products, which typically have higher gross margins.
Services and solutions gross profit, across both segments, was $7.9 million, or 56.3%, and $5.3 million, or 50.4%, for the three months ended June 30, 2019 and 2018, respectively. Services and solutions gross profit, across both segments, was $20.9 million, or 53.2%, and $11.8 million, or 48.9%, for the nine months ended June 30, 2019 and 2018, respectively. The increase in gross profit primarily was driven by our SmartSense by Digi™ business. As recurring revenue increases and becomes a greater percentage of total revenue, we expect gross margins to increase over time.
OPERATING EXPENSES
The following summarizes our total operating expenses in dollars and as a percentage of total revenue:

	Three months ended June 30,				$ incr.	Nine months ended June 30,				$ incr.
($ in thousands)	2019		2018 (as adjusted)*		(decr.)	2019		2018 (as adjusted)*		(decr.)
Sales and marketing	$11,392	18.6%	$11,595	18.6%	$(203)	$34,583	18.3%	$32,530	20.1%	$2,053
Research and development	8,584	14.0%	8,205	13.2%	379	27,671	14.6%	24,573	15.3%	3,098
General and administrative	6,751	11.0%	7,234	11.6%	(483)	18,309	9.7%	19,905	12.3%	(1,596)
Restructuring reversal	(20)	—%	190	0.3%	(210)	(87)	0.1%	190	0.1%	(277)
Total operating expenses	$26,707	43.7%	$27,224	43.7%	$(517)	$80,476	42.5%	$77,198	47.7%	$3,278
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Sales and marketing expenses decreased $0.2 million for the three months ended June 30, 2019 compared to the same period a year ago. The decrease related primarily to a decrease in employee-related expenses. Sales and marketing expenses increased $2.1 million for the nine months ended June 30, 2019 compared to the same period a year ago. This included incremental expenses for Accelerated of $1.1 million since the January 2018 acquisition. The remainder of the increase related primarily to an increase in employee-related and marketing expenses.
Research and development expenses increased $0.4 million for the three months ended June 30, 2019 compared to the same period a year ago. The increase related primarily to an increase in employee-related and information technology (“IT”) expenses. Research and development expenses increased $3.1 million for the nine months ended June 30, 2019 compared to the same period a year ago. The increase includes incremental expenses related to the acquisition of Accelerated of $0.8 million since the January 2018 acquisition. The remainder of the increase primarily was related to employee-related expenses and increased facility costs.
General and administrative expenses decreased $0.5 million for the three months ended June 30, 2019 compared to the same period a year ago. This was primarily due to decreases of $0.4 million in adjustments in contingent consideration, $0.3 million in reduced depreciation and amortization expense, partially offset by an increase of $0.3 million in facility costs. General and administrative expenses decreased $1.6 million for the nine months ended June 30, 2019 compared to the same period a year ago. This decrease primarily is related to $4.4 million gain recorded in the first quarter of fiscal 2019, incremental expenses for Accelerated of $0.9 million, as well as decreased acquisition-related expenses of $0.7 million. This was offset partially by increases in employee-related expenses of $1.4 million, adjustments in contingent consideration of $0.9 million, depreciation and amortization expenses of $1.0 million (includes acceleration of depreciation for assets that were disposed of as part of the move of our corporate headquarters), professional fees of $0.4 million and facility costs of $0.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, NET
Other income, net decreased $0.6 million for the three months ended June 30, 2019 compared to the same period a year ago. This was primarily related to foreign currency gains in fiscal 2018 as compared to foreign currency losses in fiscal 2019, primarily related to the Euro and the Japanese Yen. Other income, net increased $0.3 million for the nine months ended June 30, 2019 compared to the same period a year ago, primarily due to an increase in interest income.
INCOME TAXES
See Note 11 to the consolidated financial statements for discussion of income taxes.
SEGMENT RESULTS OF OPERATIONS
IoT PRODUCTS & SERVICES

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2019		2018 (as adjusted)*		(decr.)	2019		2018 (as adjusted)*		(decr.)
Revenue:
Product	$47,136	93.3%	$51,691	95.0%	(8.8)	$150,045	93.9%	$137,733	94.9%	8.9
Services	3,374	6.7	2,715	5.0	24.3	9,798	6.1	7,378	5.1	32.8
Total revenue	50,510	100.0	54,406	100.0	(7.2)	159,843	100.0	145,111	100.0	10.2
Cost of sales:
Cost of product	25,982	51.4	26,639	49.0	(2.5)	80,291	50.2	68,929	47.5	16.5
Cost of services	1,252	2.5	1,655	3.0	(24.4)	4,895	3.1	4,404	3.0	11.1
Amortization of intangibles	218	0.4	219	0.4	(0.5)	670	0.4	549	0.4	22.0
Total cost of sales	27,452	54.3	28,513	52.4	(3.7)	85,856	53.7	73,882	50.9	16.2
Gross profit	23,058	45.7	25,893	47.6	(10.9)	73,987	46.3	71,229	49.1	3.9
Total operating expenses	19,941	39.5	21,349	39.2	(6.6)	60,018	37.6	60,732	41.9	(1.2)
Operating income	$3,117	6.2%	$4,544	8.4%	(31.4)	$13,969	8.7%	$10,497	7.2%	33.1
Revenue
Revenue from our IoT Products & Services segment decreased $3.9 million for the three months ended June 30, 2019 compared to the same period in the prior fiscal year. For the nine months ended June 30, 2019 compared to the same period in the prior fiscal year, revenue increased $14.7 million from our IoT Products & Services segment.
Product revenue decreased by $4.6 million, or 8.8%, in the third fiscal quarter of 2019 compared to the third fiscal quarter of 2018. This decrease was primarily a result of lower sales of terminal servers in our network category to a significant customer. Partially offsetting this decrease were increases in sales of RF products to a significant customer as well as increased sales of embedded products. Services revenue from this segment increased $0.7 million for the three months ended June 30, 2019 compared to the same period a year ago, primarily due to sales of Digi Remote Manager® and support services, partially offset by a decline in our wireless design services revenues.
Product revenue increased by $12.3 million, or 8.9%, in the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. This included incremental revenue of $5.4 million from our acquisition of Accelerated for the nine months ended June 30, 2019 since the acquisition in January 2018. This increase also included increased sales within our industrial cellular, RF and embedded product categories due to increased customer demand, significant new customers and new product introductions. This was offset partially by lower sales of terminal servers in our network category to a significant customer. Services revenue from this segment increased $2.4 million for the nine months ended June 30, 2019 compared to the same period a year ago, primarily due to sales of Digi Remote Manager® and support services.
Our product revenue is subject to large customer projects and deployments that can fluctuate from period to period. We entered in to several large purchase orders with a customer in the third fiscal quarter with uncertainty in timing and delivery of the specified products and services. Revenue from these purchase orders was not significant during the third fiscal quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating Income
Operating income decreased $1.4 million, or 31.4% for the three months ended June 30, 2019 compared to the same period in the prior fiscal year. The decrease was primarily related to decreased gross profit of $2.8 million offset by a reduction of $1.4 million in operating expenses. The reduction in operating expenses included a decline of $0.4 million in adjustments to contingent consideration, a $0.5 million decrease in amortization expense and a reduction of our employee-related expenses.
Operating income increased $3.5 million, or 33.1%, for the nine months ended June 30, 2019 compared to the same period in the prior fiscal year. The increase was primarily related to increased gross profit of $2.8 million and a reduction of $0.7 million in operating expenses. The decrease in operating expense includes a $4.4 million of gain related to the sale of our corporate headquarters in the first quarter of fiscal 2019. In addition, operating expense decreased $1.8 million for acquisition-related expenses for the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. This was partially offset by $2.8 million of incremental costs, primarily employee-related, associated with Accelerated. In addition there were increases in employee-related expenses due to improved company performance, $0.9 million of adjustments to contingent consideration along with increased facilities costs.
IoT SOLUTIONS

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2019		2018 (as adjusted)*		(decr.)	2019		2018 (as adjusted)*		(decr.)
Solutions revenue	$10,656	100.0%	$7,866	100.0%	35.5	$29,400	100.0%	$16,664	100.0%	76.4
Cost of sales:
Cost of services	4,885	45.8	3,589	45.7	36.1	13,433	45.7	7,883	47.3	70.4
Amortization of intangibles	501	4.7	522	6.6	(4.0)	1,514	5.1	1,569	9.4	(3.5)
Total cost of sales	5,386	50.5	4,111	52.3	31.0	14,947	50.8	9,452	56.7	58.1
Gross profit	5,270	49.5	3,755	47.7	(40.3)	14,453	49.2	7,212	43.3	100.4
Total operating expenses	6,766	63.5	5,875	74.7	15.2	20,458	69.6	16,466	98.8	24.2
Operating loss	$(1,496)	(14.0)%	$(2,120)	(27.0)%	(29.4)	$(6,005)	(20.4)%	$(9,254)	(55.5)%	(35.1)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
Revenue
Revenue from our IoT Solutions segment increased $2.8 million and $12.7 million, or 35.5% and 76.4%, for the three and nine months ended June 30, 2019, respectively, compared to the same periods a year ago. This primarily was driven by the growth of our SmartSense by Digi™ business. The increase is driven by new customer deployments, additional purchases and an increase in our recurring revenue base. Revenue for the nine months ended June 30, 2019 includes second fiscal quarter equipment upgrades from existing customers. Recurring revenue for this segment was approximately 34.2% of revenue for the nine months ended June 30, 2019. We are serving just over 61,000 sites as of June 30, 2019 compared to nearly 48,000 sites a year ago. We believe this marketplace offers a path to a significant base of recurring revenue that can provide both stable revenue generation and significant growth for us.
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
Operating Loss
Operating loss decreased $0.6 million and $3.2 million for the three and nine months ended June 30, 2019, respectively, as compared to the same periods in the prior fiscal year.
The decrease in operating loss for the three months ended June 30, 2019 compared to the same period in the prior fiscal year was due to an increase in gross profit of $1.5 million, or 40.3%, offset by an increase in operating expenses of $0.9 million, or 15.2%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The decrease in operating loss for the nine months ended June 30, 2019 compared to the same period in the prior year fiscal year was due to an increase in gross profit of $7.2 million, or 100.4%, offset by an increase in operating expenses of $4.0 million, or 24.2%. Operating expenses increased primarily related to employee-related expenses due to increased headcount and incentive compensation. In addition, included in the operating loss for the nine months ended June 30, 2019 was $1.1 million of acquisition-related expense.
We expect our IoT Solutions gross margin to increase in future periods as recurring revenue from this segment increases.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations and capital expenditures principally with funds generated from operations. In addition, we received $10.0 million of proceeds related to the sale of our corporate headquarters during the first quarter of fiscal 2019 and spent $6.8 million on the build-out of our new corporate headquarters during the first nine months of fiscal 2019 prior to the receipt in April of 2019 of a $3.3 million tenant improvement allowance.  At June 30, 2019, cash, cash equivalents and short-term marketable securities were $86.3 million compared to $62.8 million at September 30, 2018. Our working capital (total current assets less total current liabilities) was $142.9 million at June 30, 2019. At September 30, 2018, our working capital was $126.5 million.
We presently anticipate total fiscal 2019 capital expenditures will be approximately $11.1 million, prior to the receipt of $3.3 million in tenant improvement incentive payments resulting in net capital expenditures of $7.8 million. As of June 30, 2019, we have spent $8.6 million and received $3.3 million in tenant improvement incentive payments, resulting in net capital expenditures of $5.3 million.
Net cash provided by operating activities was $22.5 million compared to net cash used in operating activities of $8.8 million for the nine months ended June 30, 2019 and 2018, respectively, a net increase in cash of $31.3 million. This increase was primarily a result of net income of $7.7 million in the first nine months of fiscal 2019 compared to a net loss of $1.7 million in the first nine months of fiscal 2018, resulting in a net increase of $9.4 million. We also had an increase related to changes in working capital of $26.0 million, depreciation and amortization of $0.7 million, earn-out expenses of $0.9 million and additional stock compensation of $0.6 million. This was offset partially by the gain on the sale of the corporate headquarters of $4.4 million and a decrease in deferred income tax provision of $1.6 million related to the Tax Cuts and Jobs Act (see Note 11 to the consolidated financial statements).
The changes in working capital that resulted in an increase in cash of $26.0 million were primarily driven by an increase of $19.4 million in cash related to decreased accounts receivable as we collected on certain large customer sales. In addition, we also had an increase of $8.7 million related to prior year inventory as we had additional inventory expenditures in the nine months ended June 30, 2018 due to the manufacturing transition and strategic purchases of finished goods. There was also an increase of $1.7 million related to increased accounts payable. This was offset partially by decreases of $2.2 million related to prepaids and other assets, $1.0 million related to taxes payable and $0.6 million related to accrued liabilities in the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018.
Net cash provided by investing activities was $4.0 million during the nine months ended June 30, 2019 and net cash used in investing activities was $25.8 million during the nine months ended June 30, 2018. This resulted in a net increase of $29.8 million. This increase is related primarily to $56.6 million that was spent for businesses acquired in fiscal 2018 and $10.0 million of proceeds from the sale of our corporate headquarters in fiscal 2019. This was partially offset by decreases in cash due to $27.2 million in fewer proceeds from the sale of marketable securities, $2.0 million in proceeds from the sale of Etherios received in fiscal 2018 and an additional $7.6 million in purchases of property, equipment, and improvements mostly related to the build-out of our new corporate headquarters.
Net cash provided by financing activities was $0.1 million and $4.0 million during the nine months ended June 30, 2019 and 2018, respectively, a net decrease of $3.9 million. This decrease is a result of a $3.7 million earn-out payment to the former shareholders of Accelerated, FreshTemp and Bluenica in the first nine months of fiscal 2019. In addition, we had more purchases of common stock of $0.3 million. This was partially offset by additional proceeds from employee stock plans of $0.1 million.
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
For the nine months ended June 30, 2019 and 2018, we had approximately $50.4 million and $48.5 million, respectively, of revenue from foreign customers including export sales. Of these sales, $2.7 million and $7.8 million, respectively, were denominated in foreign currency, predominantly Euros and Canadian Dollar. In future periods, we expect a portion of sales will continue to be made in both Euros and Canadian Dollar.
Included in revenue performance for the year was a minimal decrease in foreign currency translation for the three and nine month periods ended June 30, 2019, when compared to the same periods in the prior fiscal year.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2019	2018	(decrease)
Euro	1.1359	1.1997	(5.3)%
British Pound	1.2915	1.3601	(5.0)%
Japanese Yen	0.0090	0.0094	(4.3)%
Canadian Dollar	0.7499	0.7835	(4.3)%
A 10% change from the first nine months of fiscal 2019 average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 0.2% increase or decrease in revenue and a 1.5% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2019 - April 30, 2019	270	$12.81	—	$20,000,000.00
May 1, 2019 - May 31, 2019	270	$12.75	—	—
June 1, 2019 - June 30, 2019	—	$—	—	—
Total	540	$12.78	—	—

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Offer Letter with James J. Loch dated May 1, 2019 (3)*	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically
______________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed on August 28, 2017 (File No. 1-34033)

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2019 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	August 9, 2019	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)