Form 10-K
period 2019-09-30
DIGI INTERNATIONAL INC
filed 2019-11-27
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $350,541,316 based on a closing price of $12.67 per common share as reported on the Nasdaq Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 18, 2019: 28,314,196
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

i

PART I.
ITEM 1. BUSINESS
General Background and Product Offerings
Digi International Inc. ("Digi," "we," "our," or "us") was incorporated in 1985 as a Minnesota corporation. We were reorganized as a Delaware corporation in 1989 in conjunction with our initial public offering. Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC under the symbol DGII. Our World Headquarters is located at 9350 Excelsior Blvd., Suite 700, Hopkins, Minnesota 55343. The telephone number at our World Headquarters is (952) 912-3444.
We are a leading global provider of business and mission-critical Internet of Things ("IoT") connectivity products, services and solutions. We help our customers create next-generation connected products and solutions to deploy, monitor and manage critical communications infrastructures and compliance standards in demanding environments with high levels of security and reliability. We have two reportable operating segments under applicable accounting standards: (i) IoT Products & Services segment; and (ii) IoT Solutions segment.
Our IoT Products & Services segment offers products and services that help original equipment manufacturers ("OEMs"), enterprise and government customers create and deploy, secure IoT connectivity solutions. From embedded and wireless modules to console servers, enterprise and industrial routers, we provide customers with a wide variety of communication sub-assemblies and finished products to meet their IoT communication requirements. In addition, the IoT Products & Services segment provides our customers with a device management platform and other professional services to enable customers to capture and manage data from devices they connect to networks.
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on the following vertical markets: food service, retail, healthcare (primarily pharmacies), transportation/logistics and education. These solutions are marketed as SmartSense by Digi™. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions.
For more in-depth descriptions of our products and services, please refer to the heading "Principal Products and Services" at the end of Part I, Item 1 of this Form 10-K.
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
Industry and Marketplace Conditions
Current Market Conditions and Status of Our Business
We believe the IoT industry is in the midst of a long-term expansion as many industries are undergoing a digital transformation within their business that drives demand for IoT capabilities across a broad spectrum of services. IoT use cases include automating workflows, condition-based monitoring and asset tracking.
The performance of our IoT Products & Services segment in fiscal 2019, which is the significant majority of our sales, experienced growth. This growth was driven primarily by our acquisition of Accelerated Concepts, Inc. ("Accelerated") in the second quarter of fiscal 2018, new product introductions and large customer deployments. This segment sells both wired and wireless products that are either embedded into the products of OEMs or as stand-alone products. These offerings allow our customers to connect a wide range of assets to networks. The growth of this segment was not universal across all products. For instance, the segment has a number of products that are in the mature phase of their life cycle and have been experiencing sales declines for several years. While we expect an ongoing trend of marketplace growth, it is susceptible to downturns either because of general economic conditions, the continued development of technology that can make products less competitive or even obsolete and uncertainty or changes in regulatory environments. Sales of many of our products are also subject to large project-based customer deployments. As such, if we are unable to identify and commence new deployments with equal or greater significance than completed projects, our growth from period to period may be inconsistent and this segment may contract in any given period.

Our IoT Solutions segment continued to experience significant growth in fiscal 2019 as we continue to integrate the acquisitions we have made in this segment and offer more comprehensive task management monitoring solutions to our customers. In September 2019, we launched a new SmartSense IoT Platform. This new platform integrates the platforms from the acquisitions and provides redesigned multi-sensor monitoring and reporting that affords users enhanced equipment management abilities with an asset-versus-sensor focus. The new platform is capable of further incorporating data from multiple sensor types into a single monitoring and reporting platform, to deliver real-time and detailed information on critical business assets and equipment.
Strategy
We continue to take significant steps intended to deliver consistent long-term growth with higher levels of profitability.
IoT Products & Services Segment
Our IoT Products & Services segment is being managed with an expectation for modest revenue and profitability growth. We recently have focused more attention on pairing our hardware offerings with our Digi Remote Manager® device management platform as well as other support services. These bundled offerings allow customers to monitor and manage the performance of our hardware remotely. We may seek to acquire hardware or other businesses that we believe can improve our market position in this segment.
IoT Solutions Segment
Our IoT Solutions segment is being managed primarily for significant revenue growth. This segment was formed and has grown primarily through acquisitions. While this segment still represents a modest overall portion of total revenues, we have high organic growth expectations and we intend to seek added scale and growth through acquisitions.
This business helps customers monitor temperature and other conditions important to preserve the quality of perishable or other sensitive inventories and tracks the completion of employee tasks. Our efforts have created a market-leading, high-growth hardware enabled service business with significant recurring revenue potential. At present this marketplace primarily is served by smaller companies that lack the infrastructure to provide hardware-enabled implementation services to customers in as effective and efficient a manner as we are able to do because of our long-standing history as an IoT hardware provider.
We now serve over 63,000 customer sites for many leading brands in the following vertical markets: food service, retail, healthcare (primarily pharmacies), transportation/logistics and education. We entered these markets aggressively as they share similar needs for continuous monitoring and asset tracking for compliance and regulatory purposes. We believe these markets comprise a large addressable market with low customer penetration.
Acquisitions and Dispositions
Acquisitions
Since fiscal 2015, we have acquired four businesses that form the basis of our IoT Solutions segment and one business that is included in our IoT Products and Services segment.
In October 2015, we acquired Ontario-based Bluenica Corporation ("Bluenica"). Bluenica focused on temperature monitoring of perishable goods in the food industry by using wireless sensors to ensure that quality, freshness and public health requirements are met.
In November 2016, we acquired Pittsburgh-based FreshTemp, LLC ("FreshTemp®"). FreshTemp® offered restaurants, convenience stores and other retailers the ability to monitor the temperature of food products automatically through the use of wireless sensors. The company also enabled these businesses to track the completion of operational tasks by their employees that could impact human health and safety in real time.
In January 2017, we acquired Indiana-based SMART Temps,LLC (" SMART Temps®"). SMART Temps® provided real-time temperature management for restaurant, grocery, education and healthcare settings. The acquisition significantly expanded our customer base, especially in the pharmacy and education marketplaces.
In October 2017, we acquired Boston-based TempAlert, LLC ("TempAlert"), a provider of automated, real-time temperature monitoring and task management solutions for the healthcare, industrial and food service industries. This acquisition more than doubled the number of customer sites we monitored while enhancing our ability to analyze data collected from our services.

In January 2018, we acquired Tampa-based Accelerated, a provider of secure, enterprise-grade, cellular (LTE) networking equipment and backup connectivity applications. This acquisition expanded our IoT Products and Services segment by enhancing our existing cellular product lines and extended our market reach with a line of commercial routers and network appliance products.
In November 2019, we announced that we entered into an agreement to acquire New Jersey-based Opengear, Inc., a provider of secure IT infrastructure products and software. This acquisition provides products that are complementary to our IoT Products and Services segment.
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
Sales Channels
A significant portion of our IoT Products & Services segment sales are made through a global network of distributors, systems integrators and value added resellers ("VARs"). These third parties accounted for 46.1%, 51.3% and 61.6% of our total consolidated revenue in fiscal 2019, 2018 and 2017, respectively. Our IoT Solutions segment does not sell through these channels. We also complete sales of both IoT Products & Services and IoT Solutions through our own dedicated sales organization to OEMs, large enterprise customers and other end user customers which accounted for 53.9%, 48.7% and 38.4% of our total consolidated revenue in fiscal 2019, 2018 and 2017, respectively.
Distributors
Our larger distributors, by sales volume, include Anewtech Systems, Arrow Electronics, Atlantik Elektronik GmbH, Avnet, Digi-Key, Express Systems & Peripherals, Ingram Micro, Miel, Mouser Electronics, Sapply, Solid State Supplies, Symmetry Electronics, Synnex, Tech Data and Tokyo Electron Device. We also maintain relationships with many other distributors in the U.S., Canada, Europe, Asia Pacific and Latin America.
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, relationships include: AT&T, Bell Mobility, NXP, Orange, Rogers, Silicon Laboratories, Sprint, Telus, Telit, T-Mobile, Verizon, Vodafone and several other cellular carriers worldwide.
We have established relationships with equipment vendors in a range of industries such as energy, industrial, retail, transportation, medical, and government that allow these partners to ship our products and services as component parts of their overall solutions. Our products are used by many of the world’s leading telecommunications companies and Internet service providers, including AT&T, Sprint and Verizon.
No single customer comprised more than 10% of our consolidated revenue for any of the years ended September 30, 2019, 2018 or 2017.
Competition
We compete primarily in the communications technology industry. This industry is characterized by rapid technological advances and evolving industry standards. This market can be affected significantly by new product introductions and marketing activities of industry participants. In addition, we may compete with other companies to acquire new businesses or technologies and the competition to secure such assets may be intense. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability. While no competitor offers a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. With respect to many of our product and service offerings, we face competition from companies who dedicate more resources and attention to that particular offering than we are able to do given the breadth of our business. As the marketplace for IoT connectivity products and solutions continues to grow, we expect to encounter increased competition. Some of these competitors may have access to significantly more financial and technical resources than we possess.
Manufacturing Operations
We outsource our manufacturing operations to certain contract manufacturers, which are located primarily in Thailand, China, Mexico and Taiwan. We rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits ("ASICs"). We also outsource printed circuit board production. By outsourcing our operations to these manufacturers, we can leverage the manufacturing strength of our vendors and allow us to focus on new product introductions. In addition, it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
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
Backlog
Backlog as of September 30, 2019 and 2018 was $39.8 million and $34.4 million, respectively. The majority of the backlog at September 30, 2019 is expected to be shipped in fiscal 2020. Backlog as of any particular date is not necessarily indicative of our future sales trends.
Employees
We had 543 employees on September 30, 2019.

PRINCIPAL PRODUCTS AND SERVICES
Our primary products and services for each operating segment are:
IoT Products & Services Segment
Hardware Products
Cellular routers and gateways - Cellular routers provide connectivity for devices over a cellular data network. They can be used as a cost effective alternative to landlines for primary or backup connectivity for remote locations and devices. These products have been certified by the major wireless providers in North America and abroad. Cellular gateway products enable devices or groups of devices to be networked in locations where there is no existing network or where access to a network is prohibited. All of our cellular products can be augmented with services from our Digi Remote Manager® platform that provides secure management of devices across remote networks.
Cellular Remote Management - Our cellular remote management products provide cellular router technology and device management solutions for business continuity and out-of-band management. These products are used for failover backup or as the primary connection over and LTE cellular network. Remote management devices have embedded LTE/3G cellular modem providing fast and reliable cellular connections without additional equipment. All connections are encrypted for security.
Radio Frequency (RF) - Our RF products are small box gateway or module products that utilize a variety of wireless protocols for PC-to-device or device-to-device connectivity. These products often are used in locations where deploying a wired network is not possible either because of cost, disruption or impracticality. By supporting Digi XBee®, ZigBee, Wi-Fi and other radio frequency ("RF") technologies, we can meet most customer application requirements. Our RF products can be connected into the Digi Remote Manager® for remote management, application connectivity and customization via RF gateways that have cellular connectivity.
Embedded - Our Connect, Rabbit® and ARM-based embedded systems on module, and single board computers are designed and developed with small footprints, low power consumption and software. This makes them a popular choice for manufacturers of medical, transportation and industrial devices. Single board computer products and customer products that include cellular connectivity can be connected directly to the Digi Remote Manager® or other similar platforms, enabling remote management and remote application connectivity.
Network - Our network products consist of console servers, serial servers and Universal Serial Bus (USB) solutions. Our console servers provide a secure remote graphical access to computer systems and network equipment that can communicate with virtually any server or device. Our serial servers (also known as device servers and terminal servers) provide secure, reliable and flexible serial-to-Ethernet integration of most devices into wired Ethernet networks. Our USB solutions include USB-to-serial converters that offer instant Input/Output (I/O) expansion for peripheral device connectivity. We also offer USB over Internet Protocol (IP) products that connect USB and serial devices on a wired or wireless Local Area Network (LAN), while eliminating the need for locally-attached host PCs. In addition, we also offer multiport USB hubs that offer a simple solution for adding switched USB ports to a PC or server.
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

IoT Solutions Segment
SmartSense by Digi™ - Our SmartSense by Digi™ is an end-to-end, cost-effective system that uses sensors, gateways and cloud based applications to enable customers in food service, retail, healthcare (primarily pharmacies), transportation/logistics and education to (i) monitor wirelessly the temperature of food and other perishable or sensitive goods, (ii) monitor facilities or pharmacies by tracking the completion of operating tasks by employees, and (iii) have visibility in the supply chain to product temperature through an end-to-end system for quality control and incident management. While our sales model varies across our different product options and customer verticals within this segment, generally customers receive hardware up-front, including gateways and sensors, and pay a monthly subscription for monitoring sensor data.
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
Our current and potential competitors have or may develop one or more of the following significant advantages over us in the product areas where they compete with us:

•	tighter focus on an individual product or product category;

•	greater financial, technical and marketing resources;

•	barriers to transition to our products;

•	higher brand recognition across larger geographic regions;

•	more comprehensive product features and functionality;

•	longer-standing cooperative relationships with OEM and end-user customers;

•	superior customer service capacity and quality;

•	longer operating history; and

•	larger customer base.
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
Our industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles in certain instances and rapidly changing customer requirements. The introduction of products and enhancements embodying new technologies that can disrupt one or more markets in which we compete and the emergence of new industry standards or regulations impacting our industry can render existing products obsolete or unmarketable.
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
We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards or regulations and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will meet the requirements of the marketplace adequately and achieve any significant or sustainable degree of market acceptance in existing or additional markets. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or regulations or customer requirements could render our then-existing products obsolete or unmarketable. This risk may become more pronounced as new competitors emerge in markets where we sell our products, especially if these competitors have more resources than us to develop and market new products and technologies and provide related services. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenue to decline.
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenue and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance our existing product offerings and develop additional product offerings. For fiscal 2019, 2018, and 2017, respectively, our research and development expenses were 14.8%, 14.6% and 15.8% of our revenue. If we are unable to enhance existing products and develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these enhanced or new products, applications and services, or if the products, applications and services we enhance or develop are not successful, our business could be harmed. Even if we enhance existing products and develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
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
We participate in a services and solutions model that uses both hardware and cloud-based services. Our SmartSense by Digi™ offerings deploy hardware, software and cloud-based hosting. In other areas of our business we offer our own internally developed hosted services and cloud-based platform, software applications, and supporting products and services. We also employ significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have and can adversely impacted our gross margins and profitability and may continue to do so in the future. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. We have and expect to encounter competition from other solutions providers, some of whom may have more significant resources than us with which to compete. Whether we are successful in this business model depends on a number of factors, including:

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
A substantial part of our revenue is generated through sales by channel partner distributors and resellers. Further, in recent years we have been taking steps to expand our relationship with certain distributors who have global reach. This effort may increase the percent of our revenue driven through channel partners or heighten our reliance on certain channel partners to drive sales. To the extent our channel partners are unsuccessful selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. These channel partners may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and longer relationships with our distributors and resellers. It is possible, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.
Our gross margins may be subject to decline.
Our gross margins have declined since 2016 and may be subject to further declines which could decrease our overall profitability and impact our financial performance adversely. Some of the hardware products we sell are approaching the end of their product life cycles. These mature hardware products have sold historically at higher gross margins than our other product and service offerings. We expect this general trend of declining sales for many of our mature products to continue and the pace of the decline may accelerate. In addition, ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products. We have indicated that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments. If this strategy were successful, it could apply downward pressure on our gross margins. While part of our longer term strategy is to sell software applications and IoT solutions such as SmartSense by Digi™, which may provide recurring revenues at relatively high gross margins, these types of offerings are at early stages of adoption by customers and their sales growth is not necessarily predictable or assured. As such, our gross margins may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
Our revenue may be subject to fluctuations based on the level of significant large project-based purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. However, many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant project based sales opportunities. In addition, in our SmartSense by Digi business certain customers have outsized deployments relative to other customers. It is possible we will see revenue fluctuations in this business based upon the scale of new deployments in different financial periods. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
Some of our products are sold into mature markets, which could limit our ability to continue to generate revenue from these products.
Some of our hardware products are sold into mature markets that are characterized by a trend of declining demand. We have made targeted investments to provide enhanced and new products into these mature markets and believe this may mitigate declining demand. However, over the longer term, the overall market for these hardware products is expected to decrease due to the adoption of new technologies. As such, we expect that our revenue from these products will continue to decline over time. As a result, our future prospects depend in part on our ability to acquire or develop and successfully market additional products that address growth markets.
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
In some cases, we expect the establishment of a strategic relationship with a third party to result in integrations of our products or services with those of other parties. Identifying appropriate parties for these relationships as well as negotiating and documenting business agreements with them requires significant time and resources. We expect these agreements typically to be non-exclusive and not to prohibit the other party from working with our competitors or offering competing services. Once the relationship is established, we may encounter difficulties in combining our products and services in a commercially acceptable manner. We expect this dynamic, where our ability to generate sales is dependent on our products and services interacting with those sold by third parties, may become more common in the future. There can be no guarantee in any particular instance that we will be successful in making our products interact with those of other parties in a commercially acceptable manner and, even if we do, we cannot guarantee that the resulting products and services will be effectively marketed or sold via the relationship.
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
From time to time, we or our competitors may announce new or enhanced products that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new or enhanced products may cause customers to defer or stop purchasing our products until these products become available. Furthermore, the introduction of new or enhanced products requires us to manage the transition from older product inventories and ensure that adequate supplies of new or enhanced products can be delivered to meet customer demand. Our failure to anticipate the revenue declines associated with older products or manage transitions from older products effectively could result in inventory obsolescence and also have a material adverse effect on our revenue and profitability.
Acquisitions could disrupt our business and seriously harm our financial condition.
We will continue to consider acquisitions of businesses, products or technologies. In the event of any future acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur debt, assume liabilities or incur large and immediate write-offs. For instance, in November 2019, we announced our expected acquisition of Opengear, Inc. that we intend to finance in part with debt.
Our operation of any acquired business also involves numerous risks, including but not limited to:

•	problems combining the acquired operations, technologies, or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	difficulties integrating businesses in different countries and cultures;

•	effectively implementing internal controls over financial reporting;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired business
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
This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business as providing reasonable levels of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services may be vulnerable to interception, attack or other disruptive problems. Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security. Improper disclosure of data or a perception that our data security is insufficient could harm our reputation, give rise to legal proceedings or subject our company to liability under laws that protect data, which may evolve and expand in scope over time. Any of these factors could result in increased costs and loss of revenue for us.
If a cyberattack or other security incident were to allow unauthorized access to or modification of our customers’ data or our own data, whether due to a failure with our systems or related systems operated by third parties, we could suffer damage to our brand and reputation.
The costs we would incur to address and fix these incidents could significantly increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as the regulatory focus on privacy and data security issues continues to increase and worldwide laws and regulations concerning the protection of information become more complex, the potential risks and costs of compliance to our business are expected to intensify.
Our products operate with and are dependent on products and components across a broad ecosystem. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, reduced revenue, liability claims or damage to our reputation or competitive position.
Our results may be adversely impacted by implementation of an Enterprise Resource Planning ("ERP") system.
During fiscal 2019, we began the process of implementing NetSuite for our IoT Products & Services segment in order to have a single ERP for our Company. On October 1, 2019, this segment began operating under this ERP system. We do expect this implementation once completed will enhance internal processes, improve access to information and improve the control environment. However, the complexities of an ERP implementation and large-scale process changes associated with this implementation could result in business interruptions and reduced financial performance, adversely impacting our business.

SmartSense by Digi™ is subject to the risks faced by a business operating in an emerging market.
SmartSense by Digi™ primarily was formed through acquisitions of four businesses and is operated in an emerging market where technology based solutions to monitor the condition of perishable goods as well as the competition of employee tasks have not been used historically. The operation of SmartSense by Digi™ will be subject to significant additional risks that are not necessarily related to our legacy products and services.
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

•
Although we have retained several key employees with experience in operating companies we have acquired to date, SmartSense by Digi™ has a limited history with us in a marketplace that is nascent in its development and has numerous competitors. We cannot provide assurances we will be successful in operating and continuing to grow this business.

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

In light of these risks and uncertainties, we may not be able to establish or maintain the market share of SmartSense by Digi™, integrate it successfully into our other operations or take full advantage of businesses we have acquired or may acquire in the future. There can be no assurance that we will recover our investments in SmartSense by Digi™ or that we will realize significant and consistent profits from this business. Also, there can be no assurance that diverting our management’s attention to this business will not have a material adverse effect on our other existing businesses, any of which may have a material adverse effect on our results of operations, financial condition and prospects.
Our consolidated operating results and financial condition may be adversely impacted by worldwide economic conditions and credit tightening.
If worldwide economic conditions experience a significant downturn, these conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services. Our customers may find it difficult to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. To the extent we incur debt, we may be unable to adhere to financial covenants or to service the debt. We cannot predict either the timing or duration of an economic downturn in the economy, should one occur. Any downturn could have a material adverse impact on our business, results of operations, financial condition and prospects.
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
We have become more dependent on third parties to manufacture our products which could have adverse impacts on our business if we do not properly forecast customer demand.
During fiscal 2018, we restructured our manufacturing operations to become more reliant on third parties to manufacture our products.  Among other potential impacts on our business and operations, this restructuring has lengthened the lead times on which we can produce many finished products that are available to meet customer demands.  If we do not properly forecast customer demands for products these lengthened lead times could result in lost revenues and adversely impact our business, results of operation, financial condition and prospects.
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
The sale of our wireless products in certain geographical markets is sometimes dependent on the ability to gain telecommunications carrier certifications and/or approvals by certain governmental bodies. Failure to obtain these approvals, or delays in receiving the approvals, could impact our ability to enter our targeted markets or to compete effectively or at all in these markets and could have an adverse impact on our business and prospects.
We are dependent on wireless communication networks owned and controlled by others.
Our revenue could decline if we are unable to deliver continued access to digital cellular wireless carriers that we depend on to provide sufficient network capacity, reliability and security to our customers. Our financial condition could be impacted if our wireless carriers increase the prices of their services or suffer operational or technical failures.
Natural disasters could impact our supply chain and customers negatively resulting in an adverse impact to our revenue and profitability.
Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters. If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner. It also could cause us to seek other sources of supply which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier’s facilities. For instance, flooding in October 2011 and a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenue and profitability. Natural disasters could have material adverse impacts on our business.
Our use of suppliers in other parts of the world involves risks that could negatively impact us.
We purchase a number of components from suppliers in other parts of the world. Product delivery times may be extended due to the distances involved, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays, expediting orders for third parties or customs issues. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability. More recently, governments have announced the imposition of tariffs on various products and components which may impact the pricing of certain components and inventories and could have a material adverse effect on our competitive standing in the marketplace and our financial results.
Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights.
Our ability to compete depends in part on our proprietary rights and technology. Our proprietary rights and technology are protected by a combination of copyrights, patents, trade secrets and trademarks. We enter into confidentiality agreements with our employees, and sometimes with our customers, potential customers and other third parties, and limit access to the distribution of our proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to prevent the misappropriation of our technology. Our pending patent applications may be denied and any patents, once issued, may be circumvented by our competitors. Furthermore, there can be no assurance that others will not develop technologies that are superior to our technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competing companies will not independently develop similar technologies. Our failure to adequately protect our proprietary rights could have a material adverse effect on our competitive position and our business.
From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm us and require us to incur significant costs.
The communications technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notification of a third-party claim that our products infringe intellectual property rights owned by others. Any litigation to determine the validity of third-party infringement claims, whether or not determined in our favor or settled by us, may be costly and divert the efforts and attention of our management and technical personnel from productive tasks. This could have a material adverse effect on our ability to operate our business and service the needs of our customers. There can be no assurance that any infringement claims by third parties, regardless if they have merit, will not materially adversely affect our business, operating results, financial condition or prospects. In the event of an adverse ruling in any such matter, we may be required to pay substantial damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, operating results and financial condition.
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
We are exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates on transactions that are denominated in foreign currencies. Because our financial statements are denominated in U.S. Dollars and some of our revenue is denominated in a currency other than U.S. Dollars, such as Euros, British Pounds, Yen and Canadian Dollars, our revenues and earnings may be adversely impacted if the U.S. dollar strengthens significantly against these foreign currencies.
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
Our investment portfolio may consist of certificates of deposit, commercial paper, money market funds, corporate bonds and government municipal bonds. These marketable securities are classified as available-for-sale and are carried at fair market value. Some of our investments could experience reduced liquidity and could result in an impairment charge should the impairment be considered as other-than-temporary. This loss would be recorded in our Consolidated Statements of Operations, which could materially adversely impact our consolidated results of operations and financial condition.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2019, the closing price of our common stock on the Nasdaq Global Select Market ranged from $9.29 to $14.52 per share. Our closing sale price on November 25, 2019 was $18.09 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
If our stock price declines over a sustained period of time, our profits significantly decrease or our acquired businesses do not attain results that were anticipated at the time of acquisition, we may need to recognize an impairment of our goodwill.
The price of our common stock could decline. If such a decline continued over a sustained period of time, we could have an impairment of our goodwill. Our market value is dependent upon certain factors, including continued future growth of our products, services and solutions. If such growth does not materialize or our forecasts are not met (including forecasts established at the time of acquisition), our profits could be significantly reduced, and our market value may decline, which could result in an impairment of our goodwill.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
The following table contains a listing of our property locations that are material to us as of September 30, 2019:

Location of Property	Use of Facility	Approximate Square Footage	Ownership or Lease Expiration Date
Hopkins, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	59,497	January 2032

Eden Prairie, MN	Manufacturing and warehousing	58,000	Owned

Boston, MA	Research & development, sales, sales support and marketing	13,302	August 2026

Mishawaka, IN	Sales, technical support and administration	7,829	August 2026

Lindon, UT	Sales, technical support, research & development and administration	11,986	December 2020

Ismaning, Germany	Sales, sales support and administration	6,878	September 2022

Tampa, FL	Sales, sales support, marketing, research & development, technical support and administration	6,108	March 2020
In addition to the above locations, we have various other locations throughout the world that are not deemed to be material.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. While we are unable to predict the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period. See Note 17 to the consolidated financial statements included in this annual report for additional information relating to legal matters.
ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC. On November 22, 2019 there were 115 stockholders of record.
Dividend Policy
We have never paid cash dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future.

Issuer Repurchases of Equity Securities
On April 24, 2018, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2019. There were no shares repurchased under this program.
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2019 - July 31, 2019	434	$13.13	—	$—
August 1, 2019 - August 31, 2019	1,114	$12.84	—	$—
September 1, 2019 - September 30, 2019	—	$—	—	$—
Total	1,548	$12.92	—	$—

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our common stock for the period from the close of the Nasdaq Stock Market - U.S. Companies on September 30, 2014 to September 30, 2019, the last day of fiscal 2019, with the total cumulative return for the Nasdaq U.S. Benchmark TR Index (the "U.S. Benchmark Index") and the Nasdaq Telecommunications Index (the "Peer Index") over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2014, for our common stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

	FY14	FY15	FY16	FY17	FY18	FY19
Digi International Inc.	$100.00	$157.20	$152.00	$141.33	$179.33	$181.60
Nasdaq U.S. Benchmark TR Index	$100.00	$99.29	$114.41	$135.83	$160.00	$164.75
Nasdaq Telecommunications Index	$100.00	$92.87	$117.06	$118.42	$122.11	$139.82

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2019	2018 (as adjusted)*	2017 (as adjusted)*	2016	2015
Revenue	$254,203	$226,893	$181,340	$203,005	$203,847
Gross profit	$119,035	$109,054	$87,233	$99,680	$97,121
Sales and marketing	45,801	44,517	33,955	33,847	37,574
Research and development	37,564	33,178	28,566	30,955	29,949
General and administrative	25,685	28,276	13,331	17,026	18,306
Restructuring charges, net	(87)	301	2,515	747	403
Operating income	10,072	2,782	8,866	17,105	10,889
Total other income (expense), net (1)	1,073	468	684	(415)	2,228
Income before income taxes	11,145	3,250	9,550	16,690	13,117
Income tax provision (2)	1,187	1,619	147	3,212	3,684
Income from continuing operations	9,958	1,631	9,403	13,478	9,433
Income (loss) from discontinued operations, after income taxes	—	—	—	3,230	(2,845)
Net income	$9,958	$1,631	$9,403	$16,708	$6,588

Basic net income (loss) per common share:
Continuing operations	$0.36	$0.06	$0.36	$0.52	$0.38
Discontinued operations	$—	$—	$—	$0.13	$(0.12)
Net income (3)	$0.36	$0.06	$0.36	$0.65	$0.27
Diluted net income (loss) per common share:
Continuing operations	$0.35	$0.06	$0.35	$0.51	$0.37
Discontinued operations	$—	$—	$—	$0.12	$(0.11)
Net income (3)	$0.35	$0.06	$0.35	$0.64	$0.26

Balance sheet data as of September 30,
Working capital (current assets less current liabilities)	$148,089	$126,473	$155,911	$171,837	$136,996
Total assets	$398,698	$372,146	$345,696	$336,166	$300,360
Stockholders' equity	$348,978	$330,493	$319,029	$300,029	$274,938
Book value per common share(stockholders' equity divided by outstanding shares)	$12.36	$12.05	$12.01	$11.52	$10.98
Number of employees as of September 30	543	516	514	515	515
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

(2)
In fiscal 2019, we recorded discrete net tax benefits of $0.5 million, in fiscal 2018 we recorded discrete net tax expense of $1.5 million and in fiscal 2017 we record discrete net tax benefits of $1.0 million (see Note 12 to our consolidated financial statements). In fiscal 2016, we recorded net tax benefits of $1.5 million primarily from the reinstatement of the federal research and development tax credit for calendar year 2015 and the reversal of reserves due to the expiration of statutes of limitations from U.S. and foreign tax jurisdictions. In addition, we filed amended income tax returns resulting in an additional domestic refund related to qualified manufacturing activities. In fiscal 2015, we recorded net tax benefits of $0.8 million resulting from the reinstatement of the research and development tax credit for calendar year 2014, reversal of tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions and reversal of tax reserves due to the resolution of tax audits.

(3)	Earnings per share are calculated by line item and may not add due to the use of rounded amounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2018, filed with the SEC on November 21, 2018. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2017 compared to fiscal 2018.
FORWARD-LOOKING STATEMENTS

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which the company operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our ability to retain important employees, our ability to close the pending acquisition of Opengear, Inc. that was recently announced, the ability to achieve the anticipated benefits and synergies associated with the pending acquisition or other acquisitions or divestitures, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
PRESENTATION OF NON-GAAP FINANCIAL MEASURES
This report includes adjusted net income, adjusted net income per diluted share and adjusted earnings before interest, taxes and amortization ("adjusted EBITDA"), each of which is a non-GAAP financial measure.
We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures, such as net income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by the company. These non-GAAP measures are not in accordance with, or, an alternative for measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies or presented by us in prior reports. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense, adjustments to estimates of contingent consideration and acquisition-related expenses permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and recoveries, and gains from the disposition of our former corporate headquarters is useful to investors to evaluate the Company’s core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the Consolidated Statements of Operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
OVERVIEW
We are a leading global provider of business and mission-critical and Internet-of-Things ("IoT") connectivity products, services and solutions comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2020, our key operating objectives include the following:

•	continued growth of our SmartSense by Digi® business that is the base of our IoT solutions segment;

•	delivering growth within our IoT Products & Services segment through new product introductions;

•	identification of strategic growth initiatives through acquisition; and

•	optimizing our reduced fixed cost footprint with third-party manufacturing.
Fiscal 2019 summary of results:

•
Consolidated revenue was $254.2 million, an increase of 12.0% over fiscal 2018. This increase was driven by growth in our IoT Solutions segment and incremental revenue from our January 2018 acquisition of Accelerated, as well as increased sales to existing customers and significant new customers and new product introductions. A decrease in sales of our terminal servers in our network product category due to the loss of a significant customer partially offset this increase.

•
Consolidated gross profit was $119.0 million, an increase of 9.2% percent over fiscal 2018. This increase was driven by increased revenue and incremental gross profit from our January 2018 acquisition of Accelerated. This increase was partially offset by unfavorable customer and product mix.

•
Consolidated operating income was $10.1 million, an increase of 262.0% percent. This increase largely was driven by increased revenue and gain on the sale of our corporate headquarters building, partially offset by an increase in operating expenses due to increased headcount and occupancy expenses.

•	Net income was $10.0 million, compared to net income of $1.6 million for fiscal 2018.

•	Diluted earnings per share was $0.35, compared to $0.06, an increase of 483.3%.

•	Adjusted EBITDA was $26.5 million, or, 10.4% of revenue, compared to $23.4 million or 10.3% of revenue in fiscal 2018.

•	Adjusted net income and adjusted income per share was $18.7 million, or $0.65 per diluted share, compared to $16.8 million, or $0.61 per diluted share, an increase of 11.4%.
Key trends regarding our existing business
The following trends affected our financial performance in fiscal 2019 and 2018, and we expect these trends will continue to impact our results in the future:

•
We believe the market for IoT products and related services is in the midst of a long-term expansion. We believe our IoT Products & Services business is positioned for modest revenue and profitability growth and that our IoT Solutions business is positioned for more significant revenue growth given the large total addressable market for condition monitoring and asset tracking services that is in earlier stages of adoption.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•
As recurring revenue from subscription and device cloud monitoring services becomes a greater portion of our overall revenue, we expect gross margins to increase as the revenue of incremental subscriptions is not offset at the same rate as expected increases in costs associated with implementing new subscribers.

•	During fiscal 2018, we restructured our manufacturing operations to become more reliant on third parties. We expect this restructuring will provide increased gross margins over time.

•
We expect revenues from our network product offerings within our IoT Products & Services business will decrease over time as many of these products are in the mature phase of their product life cycles.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our Consolidated Statements of Operations, expressed as a percentage of revenue and as a percentage of change from year-to-year for the years indicated:

	Year ended September 30,		% Increase (decrease)
($ in thousands)	2019	2018 (as adjusted)*	2019 compared to 2018
Revenue	100.0	100.0	12.0
Cost of sales	53.2	51.9	14.7
Gross profit	46.8	48.1	9.2
Operating expenses	42.8	46.9	2.5
Operating income	4.0	1.2	262.0
Other income (expense), net	0.4	0.2	129.3
Income before income taxes	4.4	1.4	242.9
Income tax provision	0.5	0.7	(26.7)
Net income	3.9%	0.7%	510.5
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
REVENUE BY SEGMENT

	Year ended September 30,
($ in thousands)	2019		2018 (as adjusted)*		% Increase (decrease)
Segment:
IoT Products & Services	$215,287	84.7%	$201,506	88.8%	6.8
IoT Solutions	38,916	15.3	25,387	11.2	53.3
Total revenue	$254,203	100.0%	$226,893	100.0%	12.0
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
The 6.8% increase in IoT Products & Services revenue in fiscal 2019 from fiscal 2018 primarily was the result of:

•	$5.4 million of incremental revenue from Accelerated, which we acquired in January 2018 (see Note 2 to our consolidated financial statements);

•	increased sales of our RF and embedded product categories due to increased customer demand, some significant new customers and introductions of some new products; and

•	increased sales of our Digi Remote Manager® and support services.
This increase partially was offset by:

•	decreased sales of our terminal servers in our network product category to a significant customer; and

•	decreased sales of our wireless design services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The 53.3% percent increase in IoT Solutions revenue in fiscal 2019 from fiscal 2018 primarily was the result of:

•	new customer deployments and additional product purchases from existing customers.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2019		2018 (as adjusted)*
Cost of Goods Sold
IoT Products & Services	$114,765	53.3%	$103,611	51.4%	1.9
IoT Solutions	20,403	52.4%	14,228	56.0%	(3.6)
Total cost of goods sold	$135,168	53.2%	$117,839	51.9%	1.3
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2019		2018 (as adjusted)*
Gross Profit
IoT Products & Services	$100,522	46.7%	$97,895	48.6%	(1.9)
IoT Solutions	18,513	47.6%	11,159	44.0%	3.6
Total gross profit	$119,035	46.8%	$109,054	48.1%	(1.3)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
The 1.9 percentage point decrease in IoT Products & Services gross profit primarily was the result of:

•	lower sales of network products, which typically have higher gross margins
This decrease partially was offset by:

•	increased sales of our Digi Remote Manager® service. As recurring revenue increases and becomes a greater percentage of total revenue, we expect gross margins to increase over time.
The 3.6 percentage point increase in IoT Solutions gross profit primarily was the result of:

•	improved product pricing and increased recurring revenue from our subscription services.
This increase was partially offset by:

•	increased costs from additional site deployments
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Year ended September 30,
($ in thousands)	2019		2018 (as adjusted)*		$ increase (decrease)	% Increase (decrease)
Operating expenses:
Sales and marketing	$45,801	18.0	$44,517	19.6	$1,284	2.9
Research and development	37,564	14.8	33,178	14.6	4,386	13.2
General and administrative	25,685	10.1	28,276	12.5	(2,591)	(9.2)
Restructuring charges, net	(87)	—	301	0.1	(388)	(128.9)
Total operating expenses	$108,963	42.9	$106,272	46.8	$2,691	2.5
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The $2.7 million increase in operating expenses in fiscal 2019 from fiscal 2018 primarily was the result of:

•	incremental expenses for Accelerated of $2.8 million;

•	increased employee-related expenses due to additional headcount; and

•	increased professional fees, occupancy costs and depreciation expenses.
This increase partially was offset by:

•	gain on the sale of our corporate headquarters building of $4.4 million; and

•	a reduction on acquisition expense of $1.3 million.
OTHER INCOME, NET

	Year ended September 30,
($ in thousands)	2019		2018 (as adjusted)*		$ increase (decrease)	% Increase (decrease)
Other income, net:
Interest income	$733	0.3	$445	0.2	$288	64.7
Interest expense	(102)	(0.1)	(25)	—	(77)	308.0
Other income, net	442	0.2	48	—	394	820.8
Total other income, net	$1,073	0.4	$468	0.2	$605	129.3
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
The $0.6 million increase in other income in fiscal 2019 from fiscal 2018 primarily was the result of:

•	increased interest income of $0.3 million, driven by higher levels of marketable securities, cash and cash equivalents in fiscal 2019 and higher average interest rates; and

•	a $0.4 million increase other income, net primarily related to an increase in foreign currency gains mostly related to the Euro.
INCOME TAXES
Our effective income tax rates were 10.7%, 49.8% and 1.5% for fiscal 2019, 2018 and 2017, respectively. Our effective tax rate will vary based on a variety of factors. These include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlement of audits (see Note 12 to our consolidated financial statements).
INFLATION
Management believes that during fiscal 2019, 2018 and 2017, inflation did not have a material effect on our Consolidated Statements of Operations or financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-GAAP FINANCIAL INFORMATION
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Fiscal years ended September 30,
	2019		2018 (as adjusted)*
		% of total revenue		% of total revenue
Total revenue	$254,203	100.0%	$226,893	100.0%

Net income	$9,958	3.9%	$1,631	0.7%
Interest income, net	(631)		(420)
Income tax expense	1,187		1,619
Depreciation and amortization	13,396		12,784
Stock-based compensation	5,655		4,854
Gain on sale of building	(4,396)		—
Restructuring (reversal) charge	(87)		301
Acquisition expense	1,390		2,670
Adjusted EBITDA	$26,472	10.4%	$23,439	10.3%
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Fiscal years ended September 30,
	2019		2018 (as adjusted)*
Net income and net income per diluted share	$9,958	$0.35	$1,631	$0.06
Amortization	8,818	0.31	9,435	0.34
Stock-based compensation	5,655	0.20	4,854	0.18
Other non-operating income	(442)	(0.02)	(48)	—
Acquisition expense	1,390	0.05	2,670	0.10
Acquisition earn-out adjustments	1,191	0.04	1,376	0.05
Restructuring (reversal) charge	(87)	—	301	0.01
Gain on sale of building	(4,396)	(0.15)	—	—
Tax effect from above net income adjustments	(2,844)	(0.10)	(4,982)	(0.18)
Discrete tax (benefits) expense (1)	(549)	(0.02)	1,538	0.06
Adjusted net income and adjusted net income per diluted share (2)	$18,694	$0.65	$16,775	$0.61
Diluted weighted average common shares		28,554		27,652
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

(1)
For the twelve months ended September 30, 2019, discrete tax (benefits) expense primarily includes reversals of tax reserves due to the expiration of statutes of limitation. For the twelve months ended September 30, 2018, discrete tax (benefits) expense primarily includes one-time adjustments for the re-measurement of deferred tax assets and the impact of ASU 2016-09 relating to the accounting for the tax effects of stock compensation. This was partially offset by net tax benefits for the release of a valuation allowance against U.S. federal capital loss carryforward related to the expected gains tax in fiscal 2019 as a result of the sale of our Corporate Headquarters building in October 2019 and reversals of tax reserves due to the expiration of statutes of limitation and certain domestic tax credits.

(2)	Adjusted net income per diluted share may not add due to the use of rounded numbers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
Our liquidity requirements arise from our working capital needs, and to a lesser extent, our need to fund capital expenditures to support our current operations and facilitate growth and expansion. We have financed our operations and capital expenditures principally with cash generated from operations. We are focused on increasing our cash flow to fund potential future growth opportunities, including organic growth and growth through acquisition. We expect positive cash flows from operations. We believe that our current cash, cash equivalents and marketable securities balances, cash generated from operations and our ability to secure debt and/or equity financing will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.
As follows, our Consolidated Statement of Cash Flows for the years ended September 30, 2019 and 2018 is summarized:

	Year ended September 30,
($ in thousands)	2019	2018 (as adjusted)*
Operating activities	$28,964	$(2,778)
Investing activities	5,511	(23,337)
Financing activities	1,113	5,827
Effect of exchange rate changes on cash and cash equivalents	(810)	80
Net increase (decrease) in cash and cash equivalents	$34,778	$(20,208)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
Cash flows from operating activities increased $31.7 million primarily as a result of:

•
positive changes in net working capital of $27.2 million. Working capital improved primarily due to increased inventory in the prior fiscal year resulting from our manufacturing transition and strategic purchases of finished goods; and

•	increased net income of $8.3 million, partially offset by non-cash adjustments of $3.8 million. This primarily is related to the gain on the sale of our corporate headquarters building.
Cash flows from investing activities increased $28.8 million primarily as a result of:

•	no acquisition of a business in fiscal 2019;

•	proceeds from the sale of our corporate headquarters building in the current fiscal year; and

•
a partial offset to these gains from a decrease in proceeds from marketable securities, proceeds from the disposition of businesses in the prior fiscal year and increased purchases of property, equipment and improvements (mostly related to the build-out of our new corporate headquarters space).

Cash flows from financing activities decreased $4.7 million primarily as a result of:

•	contingent consideration payments to the former shareholders of Accelerated, FreshTemp and Bluenica in fiscal 2019; and

•	decreases in proceeds from exercises of stock options and employee stock plan transactions from the prior fiscal year.
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2019:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$22,997	$2,596	$4,889	$4,151	$11,361
The operating lease agreements included above primarily relate to office space. The table above does not include our contingent consideration obligations or possible payments for uncertain tax positions. The estimated fair value of our contingent consideration at September 30, 2019 was $5.4 million and is due in fiscal 2020. Our reserve for uncertain tax

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

positions, including accrued interest and penalties, was $1.8 million as of September 30, 2019. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
FOREIGN CURRENCY
We are exposed to foreign currency transaction risk associated with certain sales being denominated in Euros, British Pounds, Japanese Yen and Canadian Dollar. We also are exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy to reduce foreign currency risk.
During 2019, we had approximately $70.2 million of revenue related to foreign customers including export sales, of which $3.4 million was denominated in foreign currencies, predominantly the Euro and Canadian Dollar. During fiscal 2018 and 2017, we had approximately $65.0 million and $63.9 million, respectively, of revenue to foreign customers including export sales, of which $9.7 million and $18.2 million, respectively, were denominated in foreign currencies, predominantly the Euro and British Pound. In future periods, we expect that the majority of our sales will be in U.S. Dollar.
RECENT ACCOUNTING DEVELOPMENTS
For information on new accounting pronouncements, see Note 1 to our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. We base our estimates on historical experience and various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
Hardware Product Revenue and SmartSense by Digi™ Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and direct/original equipment manufacturer (“Direct/OEM”) customers. Product revenue generally is recognized upon shipment of the product to a customer. Sales to authorized domestic distributors and Direct/OEM customers typically are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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
Equipment revenue from SmartSense by Digi™ within our IoT Solutions segment is recorded as an up-front sale at its stand-alone selling price. This is because the customer could utilize our equipment with other monitoring services or could use our monitoring services with hardware purchased from other vendors. Our installation charges from these sales are recorded when the product is installed.
Subscription and Support Services Revenue
Our SmartSense by Digi™ subscription revenue is recorded on a monthly basis. These subscriptions are generally in a range from one to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
We also derive service revenue from our Digi Remote Manager®, a platform-as-a-service (“PaaS”) offering, whereby customers pay for services consumed based on the number of devices being managed or monitored. This revenue is recognized over the life of the service term and is included in our IoT Products & Services segment.
Digi Support Services revenues are recognized over the life of the support contract and included in our IoT Products & Services segment. Some of Digi Support Services revenue is for training and this revenue is recognized as the services are performed.
Professional Services Revenue
Professional services revenue is derived from our Digi Wireless Design Services contracts on either on a time-and-materials or a fixed-fee basis. These revenues, which are included in our IoT Products & Services segment are recognized as the services are performed for time-and-materials contracts, or when milestones are achieved and accepted by the customer for fixed-fee contracts.
Contracts with Multiple Performance Obligations
From time to time we have contracts from customers with multiple performance obligations. Our hardware products may be combined with our Digi Remote Manager® PaaS offering as well as other support services in an individual contract. Our SmartSense by Digi™ revenues typically are derived from contracts with multiple performance obligations. These obligations may include: delivery of monitoring equipment that the customer either purchases out-right or uses while we retain ownership, monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In these instances, all revenue derived from the above obligations is recognized over the subscription term of the contract. If the customer purchases the equipment out-right, that portion of the revenue is recognized at the stand-alone selling price at the time the equipment is shipped and all other revenue is recognized over the subscription term of the contract. We have made an accounting policy election to exclude from the measurement of our revenues any sales or similar taxes we collect from customers.
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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. For our

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess. We have two reportable operating segments, our IoT Solutions segment and our IoT Products & Services segment. Both operating segments constitute separate reporting units and both units were tested individually for impairment.
The fair value of each reporting unit is determined using a weighted combination of an income and market approach. A discounted cash flow (“DCF”) method is utilized for the income approach. In developing the discounted cash flow analysis, our assumptions about future revenues, expenses, capital expenditures, and changes in working capital are based on management’s projections, and assume a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit. The market approach determines a value derived from the guideline company method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.
Assumptions and estimates to determine fair values under the income and market approaches are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For example, if our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill.
Results of our Fiscal 2019 Annual Impairment Test
We had a total of $104.0 million of goodwill for the IoT Products & Services reporting unit and $50.0 million of goodwill for the IoT Solutions reporting unit as of June 30, 2019. At June 30, 2019, fair value exceeded the carrying value by more than 10% for both reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $356.6 million as of June 30, 2019, which implied a range of control premiums of 13.3% to 20.3%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
During the fourth quarter of fiscal 2019, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2019, and we concluded that no additional impairment assessment was required.
CONTINGENT CONSIDERATION
We measure our contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 820 "Fair Value Measurement". We used a probability-weighted discounted cash flow approach as the valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is re-measured with the change in fair value recognized in general and administrative expense in our Consolidated Statements of Operations. Any amounts paid to the sellers in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the sellers not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.
INCOME TAXES
We operate in multiple tax jurisdictions both in and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve. They also could result in adjustments to our income tax balances that are material to our consolidated financial position and results of operations and could result in potential cash outflows. Liabilities for uncertain tax positions are also established for potential and ongoing audits of federal, state and international issues. We routinely monitor the potential impact of such situations and believe that liabilities are properly stated. Valuations related to amounts owed and tax rates could be

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

impacted by changes to tax codes and our interpretation thereof, changes in statutory rates, our future taxable income levels and the results of tax audits.
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
We also warrant our software or firmware incorporated into our products generally for a period of one year and offer to provide a bug fix or software patch within a reasonable period. We have not accrued specifically for this warranty and have not had claims specifically related to software or firmware.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to interest rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge against interest rate risk.
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales being denominated in Euros, British Pounds, Japanese Yen or Canadian Dollars and in certain cases, transactions in U.S.Dollars in our foreign entities. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. In addition, as foreign currency rates fluctuate, we may from time to time, adjust the prices of our products, services and subscriptions. We have not implemented a formal hedging strategy.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar:

	Fiscal year ended September 30,		% increase
	2019	2018	(decrease)
Euro	1.1300	1.1903	(5.1)%
British Pound	1.2769	1.3458	(5.1)%
Japanese Yen	0.0091	0.0093	(2.2)%
Canadian Dollar	0.7518	0.7789	(3.5)%
A 10.0% change from the 2019 average exchange rate for the Euro, British Pound, Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 0.1% increase or decrease in fiscal 2019 annual revenue and a 1.5% increase or decrease in stockholders' equity at September 30, 2019. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rates.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and consolidated financial statement schedule included under Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 27, 2019 expressed an unqualified opinion.
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
November 27, 2019

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended September 30,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
	(in thousands, except per common share data)
Revenue:
Product	$224,530	$201,737	$169,425
Service	29,673	25,156	11,915
Total revenue	254,203	226,893	181,340
Cost of sales:
Cost of product	118,855	104,639	87,512
Cost of service	13,350	10,329	5,151
Amortization	2,963	2,871	1,444
Total cost of sales	135,168	117,839	94,107
Gross profit	119,035	109,054	87,233
Operating expenses:
Sales and marketing	45,801	44,517	33,955
Research and development	37,564	33,178	28,566
General and administrative	25,685	28,276	13,331
Restructuring charge	(87)	301	2,515
Total operating expenses	108,963	106,272	78,367
Operating income	10,072	2,782	8,866
Other income, net:
Interest income	733	445	656
Interest expense	(102)	(25)	(48)
Other income, net	442	48	76
Total other income, net	1,073	468	684
Income before income taxes	11,145	3,250	9,550
Income tax provision	1,187	1,619	147
Net income	$9,958	$1,631	$9,403

Net income per common share:
Basic	$0.36	$0.06	$0.36
Diluted	$0.35	$0.06	$0.35
Weighted average common shares:
Basic	27,905	27,083	26,432
Diluted	28,554	27,652	27,099
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal years ended September 30,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
	(in thousands)
Net income	$9,958	$1,631	$9,403
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,003)	(865)	2,041
Change in net unrealized gain (loss) on investments	19	(31)	(14)
Less income tax (expense) benefit	(5)	6	5
Reclassification of realized loss on investments included in net income (1)	—	31	—
Less income tax benefit (2)	—	(8)	—
Other comprehensive (loss) income, net of tax	(1,989)	(867)	2,032
Comprehensive income	$7,969	$764	$11,435

(1)	Recorded in Other income, net in our Consolidated Statements of Operations.

(2)	Recorded in Income tax provision in our Consolidated Statements of Operations.
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2019	2018 (as adjusted)*
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$92,792	$58,014
Marketable securities	—	4,736
Accounts receivable, net	56,417	49,819
Inventories	39,764	41,644
Other current assets	3,574	2,613
Assets held for sale	—	5,220
Total current assets	192,547	162,046
Property, equipment and improvements, net	13,857	8,354
Identifiable intangible assets, net	30,667	39,320
Goodwill	153,422	154,535
Deferred tax assets	7,330	6,600
Other non-current assets	875	1,291
Total assets	$398,698	$372,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,183	$12,911
Accrued compensation	8,733	8,190
Unearned revenue	5,025	3,177
Contingent consideration on acquired businesses	5,407	5,890
Other current liabilities	4,110	5,405
Total current liabilities	44,458	35,573
Income taxes payable	1,192	851
Deferred tax liabilities	261	334
Contingent consideration on acquired businesses	—	4,175
Other non-current liabilities	3,809	720
Total liabilities	49,720	41,653
Commitments and Contingencies (see Notes 16 & 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 34,608,003 and 33,812,838 shares issued	346	338
Additional paid-in capital	266,567	255,936
Retained earnings	161,919	151,961
Accumulated other comprehensive loss	(25,515)	(23,526)
Treasury stock, at cost, 6,367,428 and 6,385,336 shares	(54,339)	(54,216)
Total stockholders’ equity	348,978	330,493
Total liabilities and stockholders’ equity	$398,698	$372,146
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended September 30,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
Operating activities:	(in thousands)
Net income	$9,958	$1,631	$9,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	4,578	3,349	2,968
Amortization of identifiable intangible assets	8,818	9,435	2,597
Stock-based compensation	5,655	4,854	4,659
Excess tax benefits from stock-based compensation	—	—	(326)
Deferred income tax benefit	(799)	(376)	(2,086)
(Gain) loss on sale of property, equipment and improvements	(4,392)	(622)	25
Change in fair value of contingent consideration	1,190	1,377	(4,364)
Provision for bad debt and product returns	635	1,120	361
Provision for inventory obsolescence	1,874	2,056	1,850
Other, net	(156)	368	2,481
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(6,589)	(16,004)	833
Inventories	(1,062)	(11,344)	(4,904)
Other assets	(866)	(1,412)	562
Income taxes	(103)	697	(3)
Accounts payable	8,232	2,728	(3,536)
Accrued expenses	1,991	(635)	(8,045)
Net cash provided by (used in) operating activities	28,964	(2,778)	2,475
Investing activities:
Purchase of marketable securities	—	—	(61,964)
Proceeds from maturities of marketable securities	4,750	32,032	87,105
Proceeds from sale of business	—	2,000	3,000
Acquisition of businesses, net of cash acquired	—	(56,258)	(30,111)
Proceeds from sale of property and equipment	10,096	731	—
Purchase of property, equipment, improvements and certain other intangible assets	(9,335)	(1,842)	(1,773)
Net cash provided by (used in) investing activities	5,511	(23,337)	(3,743)
Financing activities:
Acquisition earn-out payments	(3,748)	—	(518)
Excess tax benefits from stock-based compensation	—	—	326
Proceeds from stock option plan transactions	4,874	5,460	3,502
Proceeds from employee stock purchase plan transactions	1,058	1,115	685
Repurchase of common stock	(1,071)	(748)	(938)
Net cash provided by financing activities	1,113	5,827	3,057
Effect of exchange rate changes on cash and cash equivalents	(810)	80	706
Net increase (decrease) in cash and cash equivalents	34,778	(20,208)	2,495
Cash and cash equivalents, beginning of period	58,014	78,222	75,727
Cash and cash equivalents, end of period	$92,792	$58,014	$78,222

Supplemental disclosures of cash flow information:
Interest paid	$1	$10	$1
Income taxes paid, net	$2,048	$1,235	$2,129
Supplemental schedule of non-cash investing and financing activities:
Accrual for capitalized intangible asset	$—	$(78)	$(36)
Transfer of inventory to property, equipment and improvements	$(1,064)	$(2,159)	$(421)
Liability related to acquisition of business	$—	$(2,300)	$(1,310)
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2019, 2018 and 2017
(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings*	Loss	Equity
Balances, September 30, 2016	32,471	$325	6,431	$(54,209)	$237,492	$141,112	$(24,691)	$300,029
Cumulative-effect adjustment from adoption of ASU 2014-09	—	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	—	9,403	—	9,403
Other comprehensive income	—	—	—	—	—	—	2,032	2,032
Employee stock purchase plan issuances	—	—	(72)	614	71	—	—	685
Repurchase of common stock	—	—	78	(938)	—	—	—	(938)
Issuance of stock under stock award plans	537	5	—	—	3,497	—	—	3,502
Tax impact from equity awards	—	—	—	—	(191)	—	—	(191)
Stock-based compensation expense	—	—	—	—	4,659	—	—	4,659
Balances, September 30, 2017	33,008	330	6,437	(54,533)	245,528	150,363	(22,659)	319,029
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	52	(33)	—	19
Net income	—	—	—	—	—	1,631	—	1,631
Other comprehensive loss	—	—	—	—	—	—	(867)	(867)
Employee stock purchase plan issuances	—	—	(126)	1,065	50	—	—	1,115
Repurchase of common stock	—	—	74	(748)	—	—	—	(748)
Issuance of stock under stock award plans	805	8	—	—	5,452	—	—	5,460
Stock-based compensation expense	—	—	—	—	4,854	—	—	4,854
Balances, September 30, 2018	33,813	338	6,385	(54,216)	255,936	151,961	(23,526)	330,493
Net income	—	—	—	—	—	9,958	—	9,958
Other comprehensive loss	—	—	—	—	—	—	(1,989)	(1,989)
Employee stock purchase plan issuances	—	—	(111)	948	110	—	—	1,058
Repurchase of common stock	—	—	93	(1,071)	—	—	—	(1,071)
Issuance of stock under stock award plans	795	8	—	—	4,866	—	—	4,874
Stock-based compensation expense	—	—	—	—	5,655	—	—	5,655
Balances, September 30, 2019	34,608	$346	6,367	$(54,339)	$266,567	$161,919	$(25,515)	$348,978
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
We are a leading global provider of business and mission-critical and IoT connectivity products, services and solutions. We help our customers create next-generation connected products to deploy, monitor and manage critical communications infrastructures and compliance standards in demanding environments with high levels of security and reliability. We have two reportable operating segments: (i) IoT Products & Services; and (ii) IoT Solutions.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

The subcategories within total revenue and total cost of sales were redefined in 2019 into “Product” and “Service”. Prior year hardware product and services and solutions amounts have been reclassified to conform to our fiscal 2019 presentation. There was no change to total revenue and total cost of sales for fiscal 2018 and 2017 except for the adoption of ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”) discussed later in this note.
Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.
Cash Equivalents
Cash equivalents consist of money market accounts and other highly liquid investments purchased with an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturities of these investments. We maintain our cash and cash equivalents in bank accounts which may exceed federally insured limits at times. We have not experienced any losses in these accounts.
Marketable Securities
Marketable securities may consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. All marketable securities are accounted for as available-for-sale and are carried at fair value on our Consolidated Balance Sheets with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. In order to estimate the fair value for each security in our investment portfolio, we obtain quoted market prices and trading activity for each security when available. We obtain relevant information from our investment advisor and, if warranted, may review the financial solvency of certain security issuers.
We regularly monitor and evaluate the value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we consider several factors. These factors include: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of a security has occurred and is other-than-temporary, we would record a charge to other income, net.
Accounts Receivable
Accounts receivable are stated at the amount we expect to collect. This amount is net of an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and a reserve for future returns and pricing adjustments.  The following factors are considered when determining the collectability of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on our assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to our allowance for doubtful accounts.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded.
Inventories
Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.
Property, Equipment and Improvements, Net
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over the estimated asset useful lives. Furniture and fixtures, purchased software and other equipment are depreciated over a period of three to seven years. Building improvements and buildings are depreciated over ten and thirty-nine years, respectively. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets to be held and used, such as property, equipment and improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. We measure impairment loss by utilizing a cash flow valuation technique using the income approach. Impairment losses, if any, would be recorded in the period the impairment is identified. There were no impairments identified in fiscal 2019, 2018 or 2017.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
We have two reportable operating segments, our IoT Solutions segment and our IoT Products & Services segment (see Note 4 to the consolidated financial statements). As a result, we concluded that the IoT Solutions segment and the IoT Products & Services segment constitute separate reporting units for purposes of the ASC 350-20-35 "Goodwill Measurement of Impairment" assessment and both units were tested individually for impairment.

For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit. If the carrying amount of a reporting unit is higher than its estimated fair value, an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
impairment loss must be recognized for the excess. Fair values for both reporting units were each estimated on a standalone basis using a weighted combination of the income approach and market approach.
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
Contingent Consideration
We measure our contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 820 "Fair Value Measurement". We used a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is re-measured with the change in fair value recognized in general and administrative expense in our Consolidated Statements of Operations. Amounts, if any, paid to the seller in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the seller not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.
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
We also warrant our software or firmware incorporated into our products generally for a period of one year and offer to provide a bug fix or software patch within a reasonable period. We have not accrued specifically for this warranty and have not had claims specifically related to software or firmware. We are not responsible for, and do not warrant that, custom software versions, created by OEM customers based upon our software source code, will function in a particular way, will conform to any specifications or are fit for any particular purpose. Further, we do not indemnify these customers from any third-party liability as it relates to or arises from any customization or modifications made by the OEM customer.
Treasury Stock
We record treasury stock at cost. Treasury stock may be acquired from employees for tax withholding purposes related to vesting of restricted stock awards as part of our stock-based compensation program.

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
Hardware Product Revenue and SmartSense by Digi™ Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and Direct/OEM customers. Product revenue generally is recognized upon shipment of the product to a customer. Sales to authorized domestic distributors and Direct/OEM customers typically are made with certain rights of return and price adjustment provisions. Estimated reserves for future returns and pricing adjustments are established by us based on an analysis of historical patterns of returns and price adjustments as well as an analysis of authorized returns compared to received returns and distribution sales for the current period. Estimated reserves for future returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. We have applied consistent methodologies for estimating reserves for future returns and pricing adjustments for all periods presented.
Equipment revenue from SmartSense by Digi™ within our IoT Solutions segment is recorded as an up-front sale at its stand-alone selling price. This is because the customer could utilize our equipment with other monitoring services or could use our monitoring services with hardware purchased from other vendors. Our installation charges from these sales are recorded when the product is installed.
Subscription and Support Services Revenue
Our SmartSense by Digi™ subscription revenue is recorded on a monthly basis. These subscriptions are generally in a range from one to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
We also derive service revenue from our Digi Remote Manager®, a platform-as-a-service (“PaaS”) offering, whereby customers pay for services consumed based on the number of devices being managed or monitored. This revenue is recognized over the life of the service term and is included in our IoT Products & Services segment.
Digi Support Services revenues are recognized over the life of the support contract and included in our IoT Products & Services segment. Some of Digi Support Services revenue is for training and this revenue is recognized as the services are performed.
Professional Services Revenue
Professional services revenue is derived from our Digi Wireless Design Services contracts on either on a time-and-materials or a fixed-fee basis. These revenues, which are included in our IoT Products & Services segment are recognized as the services are performed for time-and-materials contracts, or when milestones are achieved and accepted by the customer for fixed-fee contracts.
Contracts with Multiple Performance Obligations
From time to time we have contracts from customers with multiple performance obligations. Our hardware products may be combined with our Digi Remote Manager® PaaS offering as well as other support services in an individual contract. Our SmartSense by Digi™ revenues typically are derived from contracts with multiple performance obligations. These obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
may include: delivery of monitoring equipment that the customer either purchases out-right or uses while we retain ownership, monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In these instances, all revenue derived from the above obligations is recognized over the subscription term of the contract. If the customer purchases the equipment out-right, that portion of the revenue is recognized at the stand-alone selling price at the time the equipment is shipped and all other revenue is recognized over the subscription term of the contract. We have made an accounting policy election to exclude from the measurement of our revenues any sales or similar taxes we collect from customers.
Research and Development
Research and development costs are expensed when incurred. Research and development costs include compensation, allocation of corporate costs, depreciation, utilities, professional services and prototypes. Software and firmware development costs are expensed as incurred until the point that both the technological feasibility and the proven marketability of the product are established. To date, the time period between the establishment of technological feasibility and completion of software development has been short and no significant development costs have been incurred during that period. Accordingly, we have not capitalized any software development costs to date.
Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is equal to the tax payable for the period and the change during the period in deferred tax assets and liabilities as well as changes in income tax reserves. We maintain valuation allowances unless it is more likely than not that all or a portion of the deferred tax assets will be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Stock-Based Compensation
Stock-based compensation expense represents the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This cost must be recognized over the period during which an employee is required to provide the service (usually the vesting period).
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency, except our Singapore location which uses the U.S. Dollar as its functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our larger international subsidiaries, statements of operations accounts are translated at the daily rate. For all other international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2019, 2018 and 2017 there were net transaction gains of $0.4 million, $0.1 million and $0.1 million, respectively that were recorded in other income, net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
Comprehensive Income
Our comprehensive income is comprised of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. These items are charged or credited to the accumulated other comprehensive loss account in stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Net Income Per Common Share
Basic net income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares of our stock result from common stock options and restricted stock units. We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under this method the proceeds from exercise of an option, any amount of compensation cost for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital when the option is exercised are assumed to have been used to repurchase shares in the current period.
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Fiscal year ended September 30,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
Numerator:
Net income	$9,958	$1,631	$9,403
Denominator:
Denominator basic net income per common share — weighted average shares outstanding	27,905	27,083	26,432
Effect of dilutive securities:
Stock options and restricted stock units	649	569	667
Denominator diluted net income per common share — adjusted weighted average shares	28,554	27,652	27,099

Net income per common share, basic	$0.36	$0.06	$0.36
Net income per common share, diluted	$0.35	$0.06	$0.35
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. At September 30, 2019, 2018 and 2017, such excluded stock options were 744,513, 925,063 and 1,142,322, respectively.
Recent Accounting Developments
Adopted
In May 2017, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provided guidance as to which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are to be applied prospectively to an award modified on or after the adoption date. This ASU was adopted by us on October 1, 2018 and has not had an impact on our consolidated financial statements.
In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard, which should be applied prospectively, is effective for our fiscal year ending September 30, 2021. Early adoption is permitted. This ASU was adopted by us on October 1, 2018 and has not had an impact on our consolidated financial statements.
In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on eight specific cash flow issues, thereby reducing the diversity in practice in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
how certain transaction are classified in the statement of cash flows. This ASU was adopted by us on October 1, 2018 and has not had an impact on our consolidated financial statements.
In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value to be recognized in net income. This ASU also simplifies the impairment assessment of equity investments without readily determinable fair values. This ASU also has changed the presentation and disclosure requirements for financial instruments. In addition, this ASU has clarified the guidance related to valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This ASU was adopted by us on October 1, 2018 and has not had an impact on our consolidated financial statements.
In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). This ASU requires that revenue is recognized for the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. It also establishes timing associated with recognizing revenues and amortizing costs, associated with contracts. FASB has issued several amendments to ASU 2014-09, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations. The guidance permits two methods of adoption, one of which is to retrospectively adjust results for each prior reporting period presented. We elected to adopt the standard using this method effective October 1, 2018.
We have described how we recognize revenue in the aforementioned revenue recognition policy. Relative to the amortization of costs there are two impacts to our financial statements. First, in instances where we retain ownership of equipment a customer uses, we charge an implementation fee to the customer so they can begin using the equipment. We depreciate this cost of the equipment over its useful life (typically three years). Second, we capitalize and amortize commissions paid to sales personnel or agents on service contracts. If the commissions earned during an accounting period exceed our capitalization threshold, they will be amortized over the calculated average expected life of the pool of contracts closed during that period.
To ease our transition in the adoption of Topic 606, we have elected the following practical expedients outlined in the new accounting guidance:

•	we have not disclosed the remaining transaction price for reporting periods prior to the first quarter of fiscal 2019;

•
for completed contracts that have variable consideration, we will use the as-invoiced amount for all of our time and materials contracts and contracts relating to Digi Remote Manager® in instances where the contracts do not include free service; and

•	we will expense incremental costs of obtaining a contract when incurred if the amortization period of the asset is one year or less.
As follows, the adoption of the standard related to the new revenue recognition impacted our reported results:

	Fiscal year ended September 30, 2018
(in thousands, except per common share data)	As Reported	Impact of Adoption*	As Adjusted
Revenue	$228,366	$(1,473)	$226,893
Cost of sales	119,483	(1,644)	117,839
Gross profit	108,883	171	109,054
Operating expenses	106,561	(289)	106,272
Operating income	$2,322	$460	$2,782
Net income	$1,303	$328	$1,631
Diluted earnings per share	$0.05	$0.01	$0.06
*The impact of the adoption of ASU 2014-09 solely impacts the results of our IoT Solutions segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Fiscal year ended September 30, 2017
(in thousands, except per common share data)	As Reported	Impact of Adoption*	As Adjusted
Revenue	$181,634	$(294)	$181,340
Cost of sales	94,460	(353)	94,107
Gross profit	87,174	59	87,233
Operating expenses	78,367	—	78,367
Operating income	$8,807	$59	$8,866
Net income	$9,366	$37	$9,403
Diluted earnings per share	$0.35	$—	$0.35
*The impact of the adoption of ASU 2014-09 solely impacts the results of our IoT Solutions segment.

	September 30, 2018
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$50,817	$(998)	$49,819
Property, equipment and improvements, net	$6,270	$2,084	$8,354
Deferred tax assets	$6,665	$(65)	$6,600
Unearned revenue current	$2,579	$598	$3,177
Other non-current liabilities	$510	$210	$720
Retained earnings	$151,748	$213	$151,961

	September 30, 2017
(in thousands)	As Reported	Impact of Adoption	As Adjusted
Accounts receivable, net	$28,855	$—	$28,855
Property, equipment and improvements, net	$12,801	$440	$13,241
Deferred tax assets	$9,211	$67	$9,278
Unearned revenue current	$1,343	$469	$1,812
Other non-current liabilities	$654	$153	$807
Retained earnings	$150,478	$(115)	$150,363
We recognized $0.2 million reduction to retained earnings as of September 30, 2016 related to the adoption of the new accounting standards related to revenue recognition. There was no impact to total cash provided by or used in operating, financing or investing on our Consolidated Statements of Cash Flows as a result of our adoption of these new accounting standards.
Not Yet Adopted
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. This ASU is effective for us in the first quarter ending December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (Topic 842), which provides for comprehensive changes to lease accounting. This ASU requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases, subsequently amortized over the lease term. We adopted this standard in the first quarter of fiscal 2020, following the modified retrospective application approach. We are substantially complete with our implementation efforts, which have included identification and analysis of our lease portfolio, analysis and evaluation of the new reporting and disclosure requirements of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
the new guidance, and an evaluation of our lease-related processes and internal controls. The adoption of this standard will result in reflecting a right-of-use asset and lease liability on our consolidated balance sheet in the first quarter of fiscal 2020 of approximately $14.1 million and $17.9 million, respectively. In adopting the new standard, we elected the package of practical expedients permitted under the transition guidance, as well as the practical expedient not to separate non-lease components from lease components. We do not expect this standard to have a significant impact on our consolidated results of operations or consolidated statements of cash flows. We have identified new and updated existing internal controls and processes to support measurement, recognition and disclosure under this new standard. Such changes were not deemed to be material to our overall system of internal controls.
2. ACQUISITIONS
Fiscal 2018 Acquisitions
Acquisition of Accelerated Concepts, Inc.
On January 22, 2018, we purchased all the outstanding stock of Accelerated, a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications, for cash of $16.4 million (excluding cash acquired of $0.2 million) and future earn-out payments. Purchase accounting related to the acquisition of Accelerated was finalized during the fourth quarter of fiscal 2018.
The earn-out payments are scheduled to be paid in two installments and the payment amount, if any, will be calculated based on the revenue performance of Accelerated products. The first installment was based on revenues from January 22, 2018 through January 21, 2019 and the second installment will be based on revenues from January 22, 2019 through January 21, 2020. If certain revenue thresholds are met, the cumulative amount of these earn-outs will be $6.5 million. In April 2019, we paid $3.5 million for the first installment. The fair value of the remaining contingent consideration was $2.5 million at September 30, 2019 (see Note 8 to the consolidated financial statements).

For the year ended September 30, 2018, the amounts of revenue and net income included in the Consolidated Statements of Operations from the acquisition date of January 22, 2018 were $22.2 million and $2.8 million, respectively. Costs directly related to the acquisition of $0.3 million incurred in fiscal 2018 have been charged directly to operations and are included in general and administrative expense in our Consolidated Statements of Operations. These acquisition costs include legal, accounting and valuation fees.
Acquisition of TempAlert LLC
On October 20, 2017, we purchased all the outstanding interests of TempAlert, a Boston-based provider of automated, real-time temperature monitoring and task management solutions for cash of $40.7 million (excluding cash acquired of $0.6 million) and future earn-out payments. Purchase accounting related to the acquisition was finalized during the first quarter of fiscal 2019.
The first earn-out payment was scheduled to be paid after December 31, 2018 and the second earn-out payment is scheduled to be paid after December 31, 2019, which is the end of the earn-out periods. No payment was earned for the period ended December 31, 2018. The cumulative amount of the remaining earn-outs for the period ended December 31, 2019, will not exceed $45.0 million. The fair value of the contingent consideration was zero at September 30, 2019 (see Note 8 to the consolidated financial statements).

For the year ended September 30, 2018, the amount of revenue included in the Consolidated Statements of Operations from the acquisition date of October 20, 2017 was $17.0 million. Costs directly related to the acquisition of $1.1 million, $1.4 million and $0.4 million incurred in fiscal years 2019, 2018 and 2017, respectively, have been charged directly to operations and are included in general and administrative expense in our Consolidated Statements of Operations. These acquisition costs include legal, accounting, valuation and success fees.
Fiscal 2017 Acquisitions
Acquisition of SMART Temps®, LLC
On January 9, 2017, we purchased all of the outstanding interests of SMART Temps®, LLC ("SMART Temps®"), an Indiana-based provider of real-time temperature management for pharmacies, education, and hospital settings as well as real-time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS (CONTINUED)
temperature management for blood bank, laboratory environments, restaurants, and grocery for cash of $28.8 million (excluding cash acquired of $0.5 million) and future earn-out payments. SMART Temps® results have been included in our consolidated financial statements within the IoT Solutions segment since the date of acquisition. Purchase accounting related to the acquisition was finalized during fiscal 2017.
The earn-out payments were scheduled to be paid after December 31, 2017 which is the end of the earn-out period. The cumulative amount of those earn-out payments could not exceed $7.2 million. The fair value of this contingent consideration was zero at December 31, 2017 and no earn-out was paid (see Note 8 to the consolidated financial statements).
Acquisition of FreshTemp®, LLC
On November 1, 2016, we purchased all of the outstanding interests of FreshTemp®, LLC ("FreshTemp®"), a Pittsburgh-based provider of temperature monitoring and automated task management solutions for the food industry for cash of $1.7 million and future earn-out payments. FreshTemp® results have been included in our consolidated financial statements within the IoT Solutions segment since the date of acquisition. Purchase accounting related to the acquisition was finalized during fiscal 2017.
The earn-out payments were based on revenue related to certain customer contracts entered into by June 30, 2017. The final calculation date was on June 30, 2018. The cumulative amount of these earn-out payments could not exceed $2.3 million. We made a final payment of $0.2 million during the first quarter of fiscal 2019.
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2019 and 2018 were comprised of the following (in thousands):

	September 30, 2019			September 30, 2018
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$57,699	$(50,986)	$6,713	$58,102	$(48,693)	$9,409
License agreements	102	(74)	28	102	(46)	56
Patents and trademarks	14,577	(11,970)	2,607	15,701	(12,242)	3,459
Customer relationships	46,315	(25,266)	21,049	46,605	(21,049)	25,556
Non-compete agreements	600	(330)	270	600	(210)	390
Order backlog	1,800	(1,800)	—	1,800	(1,350)	450
Total	$121,093	$(90,426)	$30,667	$122,910	$(83,590)	$39,320
Amortization expense is included in our Consolidated Statements of Operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks.
Amortization expense for fiscal years 2019, 2018 and 2017 was as follows (in thousands):

Fiscal year	Total
2019	$8,818
2018	$9,435
2017	$2,597

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2020	$8,277
2021	$7,434
2022	$6,590
2023	$4,392
2024	$3,689
Goodwill
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Fiscal years ended September 30,
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2017	$98,981	$33,014	$131,995
Acquisitions	5,663	17,553	23,216
Foreign currency translation adjustment	(286)	(390)	(676)
Balance on September 30, 2018	$104,358	$50,177	$154,535
Foreign currency translation adjustment	(839)	(274)	(1,113)
Balance at September 30, 2019	$103,519	$49,903	$153,422

No goodwill impairment has been recorded in any period presented.

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have two reportable operating segments for purposes of ASC 280-10-50 “Segment Reporting”: (i) IoT Products & Services and (ii) IoT Solutions. This determination was made by considering both qualitative and quantitative information. The qualitative information included, but was not limited to, the following: the nature of the products and services and customers differ between the two segments, the Chief Operating Decision Maker is reviewing both segments’ operating results separately and makes decisions about the allocation of resources, and discrete financial information is available through operating income (loss) for both segments.
IoT Products & Services
Our IoT Products & Services segment is composed of the following communications products and development services:

•	Cellular routers and gateways;

•	Radio frequency ("RF") products which include our Digi XBee® modules as well as other RF solutions;

•	Embedded products which include Digi Connect® and Rabbit® embedded systems on module and single board computers;

•	Network products which include console and serial servers and USB connected products;

•	Digi Wireless Design Services;

•	Digi Remote Manager®; and

•	Digi Support Services which offers various levels of technical services for development assistance, consulting and training.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
IoT Solutions
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on these vertical markets: food service, retail, healthcare (primarily pharmacies), transportation/logistics and education. The solutions are marketed as SmartSense by Digi™. We have formed, expanded and enhanced the IoT Solutions segment through acquisition.
We measure our segment results primarily by reference to revenue and operating income. IoT Solutions revenue includes product, service and subscription revenue. Certain costs incurred at the corporate level are allocated to our segments. These costs include information technology, employee benefits and shared facility services. The information technology and shared facility costs are allocated based on headcount and the employee benefits costs are allocated based on compensation costs.
Summary operating results for each of our segments were as follows (in thousands):

	Fiscal years ended September 30,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
Revenue
IoT Products & Services	$215,287	$201,506	$174,237
IoT Solutions	38,916	25,387	7,103
Total revenue	$254,203	$226,893	$181,340
Operating income (loss)
IoT Products & Services	$18,674	$14,923	$12,804
IoT Solutions	(8,602)	(12,141)	(3,938)
Total operating income	$10,072	$2,782	$8,866
Depreciation and amortization
IoT Products & Services	$6,102	$6,040	$3,575
IoT Solutions	7,294	6,744	1,990
Total depreciation and amortization	$13,396	$12,784	$5,565
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
Total expended for property, plant and equipment was as follows (in thousands):

	Fiscal years ended September 30,
	2019	2018	2017
IoT Products & Services	$8,863	$1,773	$1,738
IoT Solutions	472	69	35
Total expended for property, plant and equipment	$9,335	$1,842	$1,773
Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2019	2018 (as adjusted)*
IoT Products & Services	$215,651	$209,574
IoT Solutions	90,255	99,822
Unallocated**	92,792	62,750
Total assets	$398,698	$372,146
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
**Unallocated consists of cash and cash equivalents, current marketable securities and long-term marketable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2019	2018 (as adjusted)*
United States	$13,400	$8,240
International, primarily Europe	457	114
Total net property, equipment and improvements	$13,857	$8,354
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
Our U.S. export sales represented 28.5%, 30.1% and 37.2% of revenue for the fiscal years ended September 30, 2019, 2018 and 2017. No single customer exceeded 10% of revenue for any of the periods presented. At September 30, 2019, we had one customer, whose accounts receivable balance represented 14.7% of total accounts receivable. At September 30, 2018, we had one customer, whose accounts receivable balance represented 12.2% of total accounts receivable.
5. SALE OF BUILDING
On October 2, 2018, we sold our 130,000 square feet corporate headquarters building in Minnetonka, Minnesota to Minnetonka Leased Housing Associates II, LLLP. The sale price was $10.0 million in cash adjusted for certain selling costs and an escrow for the leaseback of the building for four months. At September 30, 2018 the net book value of the land, building and improvements was $5.2 million and listed as assets held for sale on our Consolidated Balance Sheet. As a result, we recorded a $1.1 million tax benefit in the fourth quarter of fiscal 2018 because we were able to use credit loss carryforwards which previously had a valuation allowance. As a result of this sale, we recorded a gain of $4.4 million ($3.4 million net of tax) in the first quarter of fiscal 2019, which is recorded in general and administrative expense. During the fiscal year ended September 30, 2019, we paid $5.8 million for leasehold improvements to build out our new headquarters space. These improvements are being depreciated over 10 years, which is the estimated useful life of the improvements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. SELECTED BALANCE SHEET DATA (in thousands)

	As of September 30,
	2019	2018 (as adjusted)*
Accounts receivable, net:
Accounts receivable	$60,062	$53,164
Less allowance for doubtful accounts	968	785
Less reserve for future returns and pricing adjustments	2,677	2,560
Total accounts receivable, net	$56,417	$49,819

Inventories:
Raw materials	$12,308	$22,047
Work in process	565	525
Finished goods	26,891	19,072
Total inventories	$39,764	$41,644

Property, equipment and improvements, net:
Land	$570	$570
Buildings	2,338	2,338
Improvements	7,646	1,698
Equipment	17,440	15,803
Purchased software	4,030	3,966
Furniture and fixtures	2,963	3,350
Subscriber assets	3,750	2,673
Total property, equipment and improvements, gross	38,737	30,398
Less accumulated depreciation and amortization	24,880	22,044
Total property, equipment and improvements, net	$13,857	$8,354
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
At September 30, 2018 there was $5.2 million of assets held for sale on our Consolidated Balance Sheet, which consisted of land, buildings and improvements related to our former Minnetonka, Minnesota headquarters. On October 2, 2018, we sold this facility to Minnetonka Leased Housing Associates II, LLLP (see Note 5 to our consolidated financial statements).
7. MARKETABLE SECURITIES
Our marketable securities historically consist of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. At September 30, 2019 we did not hold any marketable securities. At September 30, 2018 our marketable securities were (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (1)
Current marketable securities:
Certificates of deposit	$4,756	$—	$(20)	$4,736
Total marketable securities	$4,756	$—	$(20)	$4,736

(1)	Included in amortized cost and fair value is purchased and accrued interest of $6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. MARKETABLE SECURITIES (CONTINUED)
The following table shows the fair values and gross unrealized losses of our available-for-sale securities that have been in a continuous unrealized loss position deemed to be temporary, aggregated by investment category (in thousands):

	September 30, 2018
	Less than 12 Months		More than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$4,736	$(20)
Total	$—	$—	$4,736	$(20)
8. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). There were no transfers into or out of our Level 2 financial assets during fiscal 2019.
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2019 using:
	Total carrying value at September 30, 2019	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$56,700	$56,700	$—	$—
Total assets measured at fair value	$56,700	$56,700	$—	$—
Liabilities:
Contingent consideration on acquired business	$5,407	$—	$—	$5,407
Total liabilities measured at fair value	$5,407	$—	$—	$5,407

		Fair Value Measurements at September 30, 2018 using:
	Total carrying value at September 30, 2018	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$24,318	$24,318	$—	$—
Certificates of deposit	4,736	—	4,736	—
Total assets measured at fair value	$29,054	$24,318	$4,736	$—
Liabilities:
Contingent consideration on acquired business	$10,065	$—	$—	$10,065
Total liabilities measured at fair value	$10,065	$—	$—	$10,065
In connection with the October 2015 acquisition of Bluenica, we may be required to make contingent payments over a period of up to four years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent consideration recognized was $10.4 million upon acquisition and was $2.9 million at September 30, 2019. We paid $0.5 million in fiscal 2017, no payments in fiscal 2018 and $2.2 million in fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. FAIR VALUE MEASUREMENTS (CONTINUED)
In connection with the November 2016 acquisition of FreshTemp®, we were required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability for consideration recognized upon acquisition was $1.3 million. We made a final payment of $0.2 million during fiscal 2019.
In connection our acquisition of TempAlert, we agreed to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue (see Note 2 to the consolidated financial statements). The fair value of the liability for contingent consideration was zero, both upon acquisition and at September 30, 2019.
In connection with our acquisition of Accelerated, we agreed to make contingent payments, based upon certain sales thresholds of Accelerated products (see Note 2 to the consolidated financial statements). The fair values of the liability for contingent consideration recognized upon acquisition of Accelerated on January 22, 2018 and at September 30, 2019 were $2.3 million and $2.5 million, respectively. The increase was a result of Accelerated outperforming initial revenue expectations. We made the first installment of $3.5 million in fiscal 2019.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Fiscal year ended September 30,
	2019	2018
Fair value at beginning of period	$10,065	$6,388
Purchase price contingent consideration	—	2,300
Contingent consideration payments	(5,848)	—
Change in fair value of contingent consideration	1,190	1,377
Fair value at end of period	$5,407	$10,065
The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration at September 30, 2019 based on the probability of achieving the specified revenue thresholds of 100% for Bluenica, 0% for TempAlert, and a range of 70% to 100% for Accelerated. As of September 30, 2019, contingent consideration associated with the acquisition of Accelerated remains subject to future performance through January 21, 2020.
9. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	issued	made	September 30
2019	$1,172	$305	$(465)	$1,012
2018	$987	$759	$(574)	$1,172
2017	$1,033	$679	$(725)	$987

10. RESTRUCTURING
Manufacturing Transition
As announced on April 3, 2018, we transferred the manufacturing functions of our Eden Prairie, Minnesota operations facility to existing contract manufacture suppliers. As a result, 53 employment positions in total were eliminated, resulting in restructuring charges amounting to approximately $0.5 million for employee costs during the third and fourth quarters of fiscal 2018. The payments associated with these charges were completed in the first half of fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RESTRUCTURING (CONTINUED)
2017 Restructuring
In May 2017, we approved a restructuring plan primarily impacting our France location, which is now closed. We also eliminated certain employment positions in the U.S. The restructuring was the result of a decision to consolidate our France operations to our Europe, Middle East and Africa ("EMEA") headquarters in Munich. The total restructuring charges amounted to $2.5 million, which included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017. These actions resulted in an elimination of 10 employment positions in the U.S. and 8 employment positions in France. The payments associated with these charges were completed during the first half of fiscal 2019.
Below is a summary of the restructuring charges and other activity within the restructuring accrual all of which is included in our IoT Products & Services segment (in thousands):

	Manufacturing Transition	2017 Restructuring
	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2016	$—	$—	$—	$—
Restructuring charge	—	2,258	257	2,515
Payments	—	(845)	(141)	(986)
Foreign currency fluctuation	—	115	12	127
Balance at September 30, 2017	$—	$1,528	$128	$1,656
Restructuring charge	504	—	—	504
Payments	(357)	(1,035)	(161)	(1,553)
Reversals	—	(244)	41	(203)
Foreign currency fluctuation	—	44	5	49
Balance at September 30, 2018	$147	$293	$13	$453
Payments	(108)	(233)	(18)	(359)
Reversals	(39)	(53)	5	(87)
Foreign currency fluctuation	—	(7)	—	(7)
Balance at September 30, 2019	$—	$—	$—	$—
11. REVENUE
Revenue Disaggregation
The following summarizes our revenue by geographic location of our customers:

	Fiscal years ended September 30,
($ in thousands)	2019	2018 (as adjusted)*	2017 (as adjusted)*
North America, primarily the United States	$184,022	$161,924	$117,455
Europe, Middle East & Africa	39,896	39,211	39,403
Rest of world	30,285	25,758	24,482
Total revenue	$254,203	$226,893	$181,340
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REVENUE (CONTINUED)
The following summarizes our revenue by the timing of revenue recognition:

	Fiscal years ended September 30,
($ in thousands)	2019	2018 (as adjusted)*	2017 (as adjusted)*
Transferred at a point in time	$231,387	$212,448	$176,567
Transferred over time	22,816	14,445	4,773
Total revenue	$254,203	$226,893	$181,340
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets was $2.1 million at both September 30, 2019 and September 30, 2018 and is included in property, equipment and improvements, net. Depreciation expense for these subscriber assets was $1.1 million, $0.5 million and $0.1 million for fiscal 2019, 2018 and 2017, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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
Changes in unearned revenue were:

Fiscal year ended September 30,
($ in thousands)	2019
Unearned revenue, beginning of period*	$3,933
Billings	43,071
Revenue recognized	(41,979)
Unearned revenue, end of period	$5,025
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2019 approximately $14.9 million of revenue is expected to be recognized from remaining performance obligations for subscriptions contracts. We expect to recognize revenue on approximately $6.8 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES
The components of income before income taxes are (in thousands):

	Fiscal year ended September 30,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
United States	$7,981	$(2,427)	$5,229
International	3,164	5,677	4,321
Income before income taxes	$11,145	$3,250	$9,550
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
The components of the income tax provision are (in thousands):

	Fiscal year ended September 30,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
Current:
Federal	$950	$526	$312
State	290	57	165
Foreign	746	1,412	1,756
Deferred:
U.S.	(825)	(536)	(1,432)
Foreign	26	160	(654)
Income tax provision	$1,187	$1,619	$147
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
Net deferred tax asset consists of (in thousands):

	As of September 30,
	2019	2018 (as adjusted)*
Non-current deferred tax asset	$7,330	$6,600
Non-current deferred tax liability	(261)	(334)
Net deferred tax asset	$7,069	$6,266

Depreciation and amortization	$(480)	$(856)
Inventories	536	740
Compensation costs	3,675	3,388
Other accruals	3,870	1,422
Tax credit carryforwards	4,911	7,063
Valuation allowance	(3,810)	(3,291)
Identifiable intangible assets	(1,633)	(2,298)
Other	—	98
Net deferred tax asset	$7,069	$6,266
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
As of September 30, 2019, we had $2.4 million of tax carryforwards (net of reserves) related to federal and state research and development tax credits. We also had $2.6 million of carryforwards (net, tax effected) consisting of a U.S. capital loss of $2.2 million, $0.1 million of other U.S. tax attributes, and non-U.S. net operating losses of $0.3 million. The majority of our federal research and development tax credits have a 20-year carryforward period. The state research and development tax credits have a 15-year carryforward period. The majority of our non-U.S. net operating losses have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2032. Our U.S. capital loss carryforward will expire in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES (CONTINUED)
Our valuation allowance for certain U.S. and foreign locations was $3.8 million at September 30, 2019 and $3.3 million at September 30, 2018. The increase in valuation allowance is primarily the result of state research and development credits generated. The deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If future taxable income projections are not realized, an additional valuation allowance may be required. This would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax amount to our income tax provision is (in thousands):

	Fiscal year ended September 30,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
Statutory income tax amount	$2,341	$809	$3,249
Increase (decrease) resulting from:
State taxes, net of federal benefits	196	(71)	124
Manufacturing deduction	—	(364)	(150)
Transaction costs	—	79	—
Employee stock purchase plan	59	56	79
Foreign operations	225	318	(142)
Non-deductible executive compensation	171	27	—
Change in valuation allowance	520	(994)	77
Utilization of research and development tax credits	(2,112)	(1,971)	(1,405)
One-time transition tax	—	250	—
Deferred balance sheet remeasure	9	2,727	—
ASU 2016-09 excess stock compensation	(56)	643	—
Contingent consideration	250	388	(1,172)
Changes from provision to return	(511)	(554)	(196)
Adjustment of tax contingency reserves	146	193	(370)
Other, net	(51)	83	53
Income tax provision	$1,187	$1,619	$147
*Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.
The Tax Cuts & Jobs Act of 2017 was enacted in the U.S. on December 22, 2017. We applied the guidance in Staff Accounting Bulletin ("SAB") 118 when accounting for the enactment-date income tax effects of this act in fiscal 2018. At September 30, 2018 we had not fully completed our accounting for the enactment effects of this act. We, however, had recorded a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax. The provision tax expense recorded in fiscal 2018 was $3.0 million. In the first quarter of fiscal 2019 we completed our accounting for the enactment date income tax effects of this act, and there were no significant adjustments to the provisional amounts recorded in fiscal 2018. In addition, certain provisions of this act became effective for us in fiscal 2019. The estimated tax impacts of these provisions are included in our effective tax rate for the current period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES (CONTINUED)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Fiscal year ended September 30,
	2019	2018	2017
Unrecognized tax benefits at beginning of fiscal year	$1,561	$1,335	$1,708
Increases related to:
Prior year income tax positions	9	39	21
Current year income tax positions	314	315	257
Decreases related to:
Prior year income tax positions	(34)	—	—
Expiration of statute of limitations	(137)	(128)	(651)
Unrecognized tax benefits at end of fiscal year	$1,713	$1,561	$1,335
The total amount of unrecognized tax benefits ("UTB") at September 30, 2019 that, if recognized, would affect our effective tax rate was $1.6 million. We expect that it is reasonably possible that the total amounts of UTB will decrease by approximately $0.3 million over the next 12 months due to the expiration of various statutes of limitations. Of the $1.7 million of UTB, $1.1 million is included in non-current income taxes payable and $0.6 million is included with non-current deferred tax assets on the Consolidated Balance Sheets at September 30, 2019.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2019 and 2018, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We accrued interest and penalties related to unrecognized tax benefits of $0.1 million at both September 30, 2019 and 2018. These accrued interest and penalties are included in our non-current income taxes payable on our Consolidated Balance Sheets.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. and face audits from various tax authorities regarding transfer pricing, tax credits, and other matters. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our Consolidated Balance Sheets and results of operations.
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2015. We are currently under U.S. federal examination for fiscal year 2017, and there is very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.
At September 30, 2019, the majority of undistributed foreign earnings are taxed under the one time transition tax and the global intangible low-taxed income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. Additionally, the previously un-taxed accumulated undistributed foreign earnings from fiscal 2018 are still permanently reinvested and, as such, we have not accrued additional U.S. tax. It is our position that the earnings of our foreign subsidiaries are to be reinvested indefinitely to fund current operations and provide for future international expansion opportunities and only repatriate earnings to the extent that U.S. taxes have already been recorded. As of September 30, 2019, we are permanently reinvested with respect to previously taxed accumulated earnings in all jurisdictions.
Although we have no current need to repatriate historical foreign earnings that have not been taxed in the U.S., if we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax law, we estimate the unrecognized tax liability to be immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2019 Omnibus Incentive Plan (the “2019 Plan”) beginning February 4, 2019 and, prior to that, were granted under the 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon stockholder approval of the 2019 Plan, we ceased granting awards under any prior plan. Shares subject to awards under prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2019 Plan. The authority to grant options under the 2019 Plan and to set other terms and conditions rests with the Compensation Committee of our Board of Directors. We also have awards outstanding under our 2017 Omnibus Incentive Plan, 2016 Omnibus Plan, 2014 Omnibus Plan, 2013 Omnibus Incentive Plan and the 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009.
The 2019 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2019 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in December over a four-year period. The 2019 Plan is scheduled to expire on February 3, 2029. Options under the 2019 Plan can be granted as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). The exercise price of options and the grant date price of restricted stock units shall be determined by our Compensation Committee but shall not be less than the fair market value of our common stock based on the closing price on the date of grant. As of September 30, 2019, there were approximately 1,399,866 shares available for future grants under the 2019 Plan.
The 2018 Plan, under which grants ceased upon approval of the 2019 Plan, authorized the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provided services to us or our affiliates. Options that have been granted under the 2018 Plan typically vested over a four-year period and expired if unexercised after seven years from the date of grant. RSUs that were granted to directors typically vested in one year. RSUs that were granted to executives and employees typically vested in January over a four-year period. Awards may no longer be granted under the 2018 Plan as grants ceased upon approval of the 2019 Plan effective February 4, 2019 at the Annual Meeting of Stockholders. The exercise price of options and the grant date price of restricted stock units was determined by our Compensation Committee but could not be less than the fair market value of our common stock based on the closing price on the date of grant.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2019, 2018 and 2017 our employees forfeited 93,128, 74,204 and 49,684 shares, respectively in order to satisfy $1.1 million, $0.7 million and $0.7 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of October 29, 2013, December 4, 2009 and November 27, 2006 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 27, 2014, increased the total number of shares to 2,800,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.1 million, $1.1 million and $0.7 million in fiscal 2019, 2018 and 2017, respectively. Pursuant to the Purchase Plan, 111,036, 125,446, and 72,594 shares of common stock were issued to employees during fiscal 2019, 2018 and 2017, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2019, 204,540 shares of common stock were available for future issuances under the Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based compensation expense is included in the consolidated results of operations as (in thousands):

	Fiscal year ended September 30,
	2019	2018	2017
Cost of sales	$174	$195	$213
Sales and marketing	1,708	1,492	1,348
Research and development	996	516	656
General and administrative	2,777	2,651	2,442
Stock-based compensation before income taxes	5,655	4,854	4,659
Income tax benefit	(1,174)	(1,017)	(1,536)
Stock-based compensation after income taxes	$4,481	$3,837	$3,123
Stock Options
Below is a summary of our stock options as of September 30, 2019 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2018	3,526	$10.49
Granted	736	12.01
Exercised	(540)	9.02
Forfeited / Canceled	(374)	12.39
Balance at September 30, 2019	3,348	$10.85	4.0	$9,295

Exercisable at September 30, 2019	2,209	$16.45	3.2	$7,027
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $13.62 as of September 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2019, 2018 and 2017 was $2.1 million, $1.2 million and $0.9 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Fiscal year ended September 30,
	2019	2018	2017
Weighted average per option grant date fair value	$4.48	$3.98	$4.63
Assumptions used for option grants:
Risk free interest rate	1.60% - 2.93%	2.12% - 2.89%	1.46% - 1.96%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	33% - 35%	33% - 34%	33% - 34%
Weighted average volatility	34%	33%	34%
Expected dividend yield	0%	0%	0%
The fair value of each option award granted during the periods presented was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the above table. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model. The expected term of options granted is derived from the vesting period and historical information and represents the period of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION (CONTINUED)
time that options granted are expected to be outstanding. The risk-free rate used is the zero-coupon U.S. Treasury bond rate in effect at the time of the grant whose maturity equals the expected term of the option.
As of September 30, 2019, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $4.3 million. The related weighted average period over which this cost is expected to be recognized was approximately 2.7 years.
As of September 30, 2019, the weighted average exercise price and remaining life of the stock options were (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$7.40 - $9.03	533	3.28	$8.20	524	$8.18
$9.04 - $9.95	507	2.37	$9.65	460	$9.64
$9.96 - $10.40	481	5.17	$10.34	215	$10.34
$10.41 - $11.23	649	3.56	$10.94	416	$10.78
$11.24 - $12.63	676	4.85	$12.09	329	$12.31
$12.64 - $13.76	491	4.87	$13.57	254	$13.50
$13.77 - $14.75	11	1.82	$14.75	11	$14.75
$7.40 - $14.75	3,348	4.01	$10.85	2,209	$10.45
The total grant date fair value of shares vested was $3.5 million, $3.3 million and $2.4 million in each of fiscal 2019, 2018 and 2017, respectively.
Non-vested Restricted Stock Units
Below is a summary of our non-vested restricted stock units as of September 30, 2019 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2018	674	$11.05
Granted	626	$11.89
Vested	(255)	$10.45
Canceled	(157)	$12.04
Nonvested at September 30, 2019	888	$11.65
As of September 30, 2019, the total unrecognized compensation cost related to non-vested restricted stock units was $7.5 million. The related weighted average period over which this cost is expected to be recognized was approximately 1.4 years.
14. COMMON STOCK REPURCHASE
Common Stock Repurchase Program
On April 24, 2018 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2019. There were no shares repurchased under this program.
On May 2, 2017, our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2018. Shares repurchased under the program

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. COMMON STOCK REPURCHASE (CONTINUED)
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
15. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 25% of their pre-tax earnings subject to certain limits under law.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. We provided matching contributions of $1.8 million for fiscal 2019, $1.6 million for fiscal 2018 and $1.4 million for fiscal 2017.
16. COMMITMENTS
In October 2018, we signed a thirteen-year lease agreement for our new headquarters located in Hopkins, Minnesota. We have minimum total lease obligations of $14.8 million under this lease with Colfin Midwest NNN Investor, LLC for 59,497 square feet of office space. In April 2019, we received $3.3 million for a tenant improvement allowance associated with our new headquarters.
We have entered into various other operating lease agreements for office facilities and equipment, the last of which expires in fiscal 2032. The office facility leases generally require us to pay a pro-rata share of the lessor’s operating expenses. Certain operating leases contain escalation clauses and are being amortized on a straight-line basis over the term of the lease.
The following schedule reflects future minimum rental commitments at September 30, 2019 under noncancelable operating leases (in thousands):

Fiscal year	Amount
2020	$2,596
2021	2,575
2022	2,314
2023	2,056
2024	2,095
Thereafter	11,361
Total minimum payments required	$22,997
The following schedule shows the composition of total rental expense for all operating leases for the years ended September 30 (in thousands):

	Fiscal year ended September 30,
	2019	2018	2017
Total rental expense	$2,947	$1,735	$1,342
17. CONTINGENCIES
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
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. While we are unable to predict

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. CONTINGENCIES (CONTINUED)
the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2019
Revenue	$62,313	$65,764	$61,166	$64,960
Gross profit	$29,783	$30,329	$28,328	$30,595
Net income (1)	$4,682	$1,342	$1,648	$2,286
Net income per common share - basic	$0.17	$0.05	$0.06	$0.08
Net income per common share - diluted	$0.17	$0.05	$0.06	$0.08

Fiscal 2018 (as adjusted) (2)
Revenue	$44,955	$54,548	$62,272	$65,118
Gross profit	$21,959	$26,834	$29,648	$30,613
Net (loss) income (1)	$(4,487)	$(126)	$2,904	$3,340
Net (loss) income per common share - basic	$(0.17)	$—	$0.11	$0.12
Net (loss) income per common share - diluted	$(0.17)	$—	$0.10	$0.12

(1)
During fiscal 2019, we recorded a discrete tax benefit of $0.1 million in the first quarter of fiscal 2019 resulting from reversal of income tax reserves due to the expiration of the statutes of limitation as well as excess tax benefits recognized on stock compensation. In the second quarter of fiscal 2019 we recorded a discrete tax benefit of $0.2 million related to the recording of federal and state net operating losses as well as the reversal of income tax reserves due to the expiration of the statutes of limitation. In the third quarter of fiscal 2019, we recorded a discrete tax benefit of $0.3 million from reversal of income tax reserves due to the expiration of the statutes of limitation as well as adjustments from the filing of the federal and foreign income tax returns.

During fiscal 2018, we recorded discrete tax expense of $2.8 million in the first quarter of fiscal 2018, $0.2 million in the second quarter of fiscal 2018 and $0.1 million in the third quarter of fiscal 2018 resulting from new U.S. tax legislation that was enacted during the first quarter of fiscal 2018 and the adoption of ASU 2016-09 relating to the accounting for the tax effects of stock compensation. In the fourth quarter of fiscal 2018, we recorded a net tax benefit of $1.5 million for the release of a valuation allowance against U.S. federal capital loss carryforward due to expected capital gains tax in fiscal 2019 resulting from the sale of our corporate headquarters building in October 2018 (see Note 5 to the consolidated financial statements).

(2)	Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which we adopted on October 1, 2018.

19. SUBSEQUENT EVENT
On November 7, 2019, we entered in to an agreement and plan of merger to acquire Opengear, Inc., a privately-held provider of secure IT infrastructure products and software for approximately $140 million in cash with a potential for contingent consideration of up to an additional $15 million based on revenue performance through 2020. The acquisition will be funded through a combination of cash on hand and debt financing under a $150 million credit facility committed by BMO Harris Bank N.A. We expect to complete preliminary purchase accounting in the first quarter of fiscal 2020. The acquired company will be included within our IoT Products & Services segment. The acquisition is subject to routine closing conditions, including federal anti-trust review.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
This Annual Report on Form 10-K includes the certifications attached as Exhibit 31.A and Exhibit 31.B of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of the Company's financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2019.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2019 based on Internal Control–Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Digi International Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digi International Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2019, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in the 2013 Internal Control–Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2019, and our report dated November 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting ("Management’s Report"). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
November 27, 2019

ITEM 9B. OTHER INFORMATION
Departure of Principal Officer
Effective March 1, 2019, Jon A. Nyland, Vice President of Manufacturing Operations of the Company, resigned from all positions within our Company. In connection with his departure and in accordance with the terms of his existing employment agreement with the Company, Mr. Nyland received severance payments totaling $116,000, representing six months of salary. In addition, Mr. Nyland is entitled to receive a pro-rata bonus based on the number of months worked in fiscal 2019 and the Company's actual performance against annual objectives. In light of our transition to third-party manufacturing during fiscal 2019, we did not seek to fill the vacancy created by his departure.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings "Proposal No. 1 - Election of Directors", "Security Ownership of Principal Stockholders and Management" and, if applicable, "Delinquent Section 16(a) Reports" in our Proxy Statement for our 2020 Annual Meeting of Stockholders we intend to file with the SEC (the "Proxy Statement").
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	51	President and Chief Executive Officer
James J. Loch	47	Senior Vice President, Chief Financial Officer and Treasurer
Kevin C. Riley	58	President, IoT Solutions
Tracy L. Roberts	57	Vice President of Technology Services
David H. Sampsell	51	Vice President of Corporate Development, General Counsel and Corporate Secretary
Terrence G. Schneider	53	Vice President Supply Chain Management
Michael A. Ueland	51	President, IoT Products and Services
Ronald E. Konezny has served as a member of our Board of Directors and as our President and Chief Executive Officer since December 2014. From 2013 to December 2014, he served as Vice President, Global Transportation and Logistics at Trimble Navigation Limited, a global provider of navigation and range-finding equipment and related solutions. From 2011 to 2013, he served as General Manager of Trimble’s Global Transportation and Logistics division.  From 2007 to 2013, he served as Chief Executive Officer of PeopleNet, Inc., a provider of telematics solutions for the transportation industry, which was acquired by Trimble in 2011.  Mr. Konezny founded PeopleNet in 1996 and served in various other roles, including Chief Technology Officer, Chief Financial Officer and Chief Operating Officer, before serving as its Chief Executive Officer.

James J. Loch has served as Senior Vice President, Chief Financial Officer and Treasurer since May 2019. Prior to joining us, Mr. Loch most recently served as Senior Vice President of Finance and Chief Financial officer of Nilfisk, Inc., a Denmark-owned company based in Minneapolis that manufactures professional cleaning equipment, from May 2016 to February 2019.  From May 2015 to May 2016, he was an independent consultant focused on projects including due diligence, business planning, back office reorganization and product research.  Previously, he served at Honeywell Building Solutions, a division of Honeywell International, as Chief Financial Officer (Americas) from 2008 to 2012 and then as Vice President — Sales from 2012 to May 2015.
Kevin C. Riley has served as President, IoT Solutions since November 2018 and previously served as Senior Vice President and Chief Operating Officer between January 2016 and October 2018 and prior to that he served as Senior Vice President of Global Sales between 2013 and January 2016. Prior to joining us, Mr. Riley served as Senior Vice President - Global Markets for Infor Global Solutions, an enterprise software solutions company, where he led four global business units to profitable growth from 2010 to 2011. He served as Vice President and General Manager at Oracle, an enterprise software company, from 2008 to 2010, and President of Global Knowledge Software from 2002 until Global Knowledge Software's acquisition by Oracle in 2008. He also served as President and Chief Operating Officer for Learn2 Corporation from 1999 to 2002.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
Tracy L. Roberts has served as Vice President of Information Technology since 2005 and Vice President of Technology Services since 2013. She also previously served as Vice President of Human Resources from 2005 until May 2016. Prior to joining us, Ms. Roberts served as Director of Human Resources at Novartis Nutrition Corporation where she was responsible for the medical nutritional business unit. Ms. Roberts held various human resource and marketing positions at Cray Research (now known as Silicon Graphics) from 1983 to 1996.
David H. Sampsell has served as Vice President of Corporate Development, General Counsel and Corporate Secretary since January 2015. He had previously served as Vice President, General Counsel and Corporate Secretary since 2011. Prior to joining us, Mr. Sampsell worked as corporate counsel at ADC Telecommunications, Inc., a supplier of network infrastructure products and services, from 1999 until 2011. Prior to joining ADC, Mr. Sampsell was an attorney in private practice with Leonard, Street and Deinard, P.A. from 1996 to 1999 and Moore & Van Allen, PLLC from 1993 to 1996.
Terrence G. Schneider has served as Vice President of Supply Chain Management since February 2019. From June 2016 to February 2019, he served as Vice President of Product Management. Prior to joining us, Terry held several senior-level leadership positions at PeopleNet, Inc. from 2009 to 2011 and the transportation and logistics business unit of Trimble Navigation Limited, PeopleNet's parent company from 2012 to June 2016 where he served as Vice President Supply Chain.
Michael A. Ueland has served as President, IoT Products and Services since November 2018 and previously served as Senior Vice President of Global Sales from October 2016 to October 2018. Prior to joining us, Mr. Ueland served as President for Telit Americas from March 2014 to October 2016 and as Senior Vice President & General Manager for Telit Wireless Solutions from 2011 to March 2014. From 2006 to 2011 he held various other positions with Telit Wireless Solutions. Earlier, Mr. Ueland held various leadership positions with Motorola and RAMAR Technology.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated into this item by reference is the information under "Proposal No. 3 - Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of the Company (filed as part of this Annual Report on Form 10-K)

1.	Consolidated Statements of Operations for fiscal years ended September 30, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2019, 2018 and 2017

Consolidated Balance Sheets as of September 30, 2019 and 2018

Consolidated Statements of Cash Flows for fiscal years ended September 30, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Schedule of Valuation and Qualifying Accounts

3.	Report of Independent Registered Certified Public Accounting Firm

(b) Exhibits
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under SEC file number 1-34033.

Exhibit Number		Description	Method of Filing

2	(a)	Equity Purchase Agreement with Schechter Tech LLC (d/b/a TempAlert LLC) dated as of October 20, 2017* (1)	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (3)	Incorporated by Reference

4		Description of Securities	Filed Electronically

10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of October 29, 2013** (4)	Incorporated by Reference

10	(b)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009** (5)	Incorporated by Reference

10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)** (6)	Incorporated by Reference

10	(b)(ii)
Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010 provided Addendum 1A applies only to certain grants made on and after November 22, 2011)** (7)
Incorporated by Reference

10	(c)	Digi International Inc. 2013 Omnibus Incentive Plan** (8)	Incorporated by Reference

10	(c)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addenda to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2013 Omnibus Incentive Plan)** (9)
Incorporated by Reference

10	(d)	Digi International Inc. 2014 Omnibus Incentive Plan** (10)	Incorporated by Reference
10	(d)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addenda to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)** (11)
Incorporated by Reference

10	(d)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (12)	Incorporated by Reference

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(e)	Digi International Inc. 2016 Omnibus Incentive Plan** (13)	Incorporated by Reference

10	(e)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (14)	Incorporated by Reference

10	(e)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (15)	Incorporated by Reference

10	(e)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)** (16)	Incorporated by Reference

10	(f)	Digi International Inc. 2017 Omnibus Incentive Plan** (17)	Incorporated by Reference

10	(f)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (18)	Incorporated by Reference

10	(f)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc 2017 Omnibus Incentive Plan)** (19)	Incorporated by Reference

10	(f)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)** (20)	Incorporated by Reference

10	(g)	Digi International Inc. 2018 Omnibus Incentive Plan** (21)	Incorporated by Reference

10	(g)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (22)	Incorporated by Reference

10	(g)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (23)	Incorporated by Reference

10	(g)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (24)	Incorporated by Reference

10	(g)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (25)	Incorporated by Reference

10	(h)	Digi International Inc. 2019 Omnibus Incentive Plan** (26)	Incorporated by Reference

10	(h)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (27)	Incorporated by Reference

10	(h)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (28)	Incorporated by Reference

10	(h)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (29)	Incorporated by Reference

10	(h)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (30)	Incorporated by Reference

10	(i)	Form of indemnification agreement with directors and officers of the Company** (31)	Incorporated by Reference

10	(j)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (32)	Incorporated by Reference

10	(k)	Agreement between the Company and Jon A. Nyland dated September 17, 2013** (33)	Incorporated by Reference

10	(l)	Offer letter with David H. Sampsell dated as of April 8, 2011** (34)	Incorporated by Reference

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(m)	Employment Agreement with Kevin C. Riley dated January 23, 2013** (35)	Incorporated by Reference

10	(n)	Offer letter with Gokul V. Hemmady dated June 11, 2018** (36)	Incorporated by Reference

10	(o)	Offer letter with Michael A. Ueland dated September 27, 2016**	Filed Electronically

10	(p)	Offer letter with Michael A. Ueland dated October 29, 2018** (37)	Incorporated by Reference

10	(q)	Offer letter with James J. Loch dated May 1, 2019** (38)	Incorporated by Reference

21		Subsidiaries of the Company	Filed Electronically

23		Consent of Grant Thornton LLP	Filed Electronically

24		Powers of Attorney	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101
The following financial statements from the Annual Report on Form 10-K for the year ended September 30, 2019: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.
Filed Electronically
____________________________

*
Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

**	Management compensatory contract or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on October 25, 2017.

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).

(3)	Incorporated by reference to Exhibit 3(b) to the Company's Form 8-K dated August 28, 2017.

(4)	Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194522).

(5)	Incorporated by reference to Exhibit 10(a) to the Company's Form 8-K filed on January 29, 2010.

(6)	Incorporated by reference to Exhibit 10(o) to the Company's Form 10-K for the year ended September 30, 2008.

(7)	Incorporated by reference to Exhibit 10(e)(ii) to the Company's Form 10-K for the year ended September 30, 2011.

(8)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on April 16, 2013 (File no. 333-187949).

(9)	Incorporated by reference to Exhibit 10(a)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2013.

(10)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed on March 12, 2014 (File no. 333‑194518).

(11)	Incorporated by reference to Exhibit 10(b)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2014.

(12)	Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended June 30, 2014.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(13)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 11, 2015.

(14)	Incorporated by reference to Exhibit 10(a)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(15)	Incorporated by reference to Exhibit 10(a)(iii) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(16)	Incorporated by reference to Exhibit 10(a)(iv) to the Company’s Form 10-Q for the quarter ended March 31, 2016.

(17)	Incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed December 16, 2016.

(18)	Incorporated by reference to Exhibit 10(b)(ii) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(19)	Incorporated by reference to Exhibit 10(b)(iii) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(20)	Incorporated by reference to Exhibit 10(b)(iv) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(21)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed December 8, 2017.

(22)	Incorporated by reference to Exhibit 10(a)(i) to the Company's Form 10-Q for the quarter ended March 31, 2018.

(23)	Incorporated by reference to Exhibit 10(a)(ii) to the Company's Form 10-Q for the quarter ended March 31, 2018.

(24)	Incorporated by reference to Exhibit 10(a)(iii) to the Company's Form 10-Q for the quarter ended March 31, 2018.

(25)	Incorporated by reference to Exhibit 10(a)(iv) to the Company's Form 10-Q for the quarter ended March 31, 2018.

(26)	Incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed December 14, 2018.

(27)	Incorporated by reference to Exhibit 10(a)(i) to the Company's Form 10-Q for the quarter ended March 31, 2019.

(28)	Incorporated by reference to Exhibit 10(a)(ii) to the Company's Form 10-Q for the quarter ended March 31, 2019.

(29)	Incorporated by reference to Exhibit 10(a)(iii) to the Company's Form 10-Q for the quarter ended March 31, 2019.

(30)	Incorporated by reference to Exhibit 10(a)(iv) to the Company's Form 10-Q for the quarter ended March 31, 2019.

(31)	Incorporated by reference to Exhibit 10 to the Company’s Form 10‑Q for the quarter ended June 30, 2010.

(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2014.

(33)	Incorporated by reference to Exhibit 10(l) to the Company's Form 10-K for the year ended September 30, 2013.

(34)	Incorporated by reference to Exhibit 10(m) to the Company's Form 10-K for the year ended September 30, 2013.

(35)	Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the quarter ended March 31, 2017.

(36)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 15, 2018.

(37)	Incorporated by reference to Exhibit 10.O to the Company's Form 10-K filed November 21, 2018.

(38)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 10, 2019.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2019.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 27, 2019.

By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ James J. Loch James J. Loch Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:* Satbir Khanuja Director

By:* Christopher D. Heim Director

By:* Hatem H. Naguib Director

By:* Sally J. Smith Director

By:* Spiro C. Lazarakis Director

*
Ronald E. Konezny, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts		Deductions		Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2019	$3,291	$529	$—		$10		$3,810
September 30, 2018	$5,952	$521	$—		$3,182		$3,291
September 30, 2017	$5,914	$136	$—		$98		$5,952

Valuation account - doubtful accounts
September 30, 2019 (1)	$785	$635	$—		$452	(4)	$968
September 30, 2018 (1)	$341	$729	$40	(2)	$325	(4)	$785
September 30, 2017	$209	$127	$20	(3)	$15	(4)	$341

Reserve for future returns and pricing adjustments
September 30, 2019	$2,560	$12,640	$—		$12,523		$2,677
September 30, 2018	$2,169	$10,715	$—		$10,324		$2,560
September 30, 2017	$1,991	$10,447	$—		$10,269		$2,169

(1)	Prior period information has been restated for the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which we adopted on October 1, 2018.

(2)	Established through purchase accounting relating to the acquisition of TempAlert

(3)	Established through purchase accounting relating to the acquisition of SMART Temps®

(4)	Uncollectible accounts charged against allowance, net of recoveries