Form 10-Q
period 2019-12-31
DIGI INTERNATIONAL INC
filed 2020-02-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On February 3, 2020, there were 28,890,105 shares of the registrant’s $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2019	2018
	(in thousands, except per share data)
Revenue:
Product	$54,247	$54,980
Service	8,070	7,333
Total revenue	62,317	62,313
Cost of sales:
Cost of product	28,491	28,669
Cost of service	2,561	3,121
Amortization	801	740
Total cost of sales	31,853	32,530
Gross profit	30,464	29,783
Operating expenses:
Sales and marketing	12,061	11,657
Research and development	10,331	9,518
General and administrative	8,555	3,117
Restructuring reversal	—	(67)
Total operating expenses	30,947	24,225
Operating (loss) income	(483)	5,558
Other (expense) income, net:
Interest income	231	208
Interest expense	(432)	(92)
Other (expense) income, net	(236)	48
Total other (expense) income, net	(437)	164
(Loss) income before income taxes	(920)	5,722
Income tax (benefit) expense	(1,128)	1,040
Net income	$208	$4,682

Net income per common share:
Basic	$0.01	$0.17
Diluted	$0.01	$0.17
Weighted average common shares:
Basic	28,467	27,513
Diluted	29,614	28,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2019	2018
	(in thousands)
Net income	$208	$4,682
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,660	(1,569)
Change in net unrealized gain on investments	—	5
Less income tax expense	—	(2)
Other comprehensive income (loss), net of tax	2,660	(1,566)
Comprehensive income	$2,868	$3,116
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2019	September 30, 2019
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$49,072	$92,792
Accounts receivable, net	81,097	56,417
Inventories	47,380	39,764
Other current assets	7,486	3,574
Total current assets	185,035	192,547
Property, equipment and improvements, net	13,206	13,857
Intangible assets, net	130,973	30,667
Goodwill	214,804	153,422
Deferred tax assets	424	7,330
Other non-current assets	16,462	875
Total assets	$560,904	$398,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,165	$21,183
Accrued compensation	7,146	8,733
Unearned revenue	6,415	5,025
Contingent consideration on acquired businesses	14,766	5,407
Current portion of long-term debt	1,972	—
Other current liabilities	8,061	4,110
Total current liabilities	61,525	44,458
Income taxes payable	1,139	1,192
Deferred tax liabilities	18,585	261
Long-term debt	105,470	—
Other non-current liabilities	17,870	3,809
Total liabilities	204,589	49,720
Contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 35,225,918 and 34,608,003 shares issued	352	346
Additional paid-in capital	272,393	266,567
Retained earnings	162,127	161,919
Accumulated other comprehensive loss	(22,855)	(25,515)
Treasury stock, at cost, 6,431,413 and 6,367,428 shares	(55,702)	(54,339)
Total stockholders’ equity	356,315	348,978
Total liabilities and stockholders’ equity	$560,904	$398,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2019	2018
	(in thousands)
Operating activities:
Net income	$208	$4,682
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, equipment and improvements	1,169	1,133
Amortization of intangible assets	2,448	2,540
Stock-based compensation	1,600	1,414
Deferred income tax provision	234	1,333
Gain on sale of property and equipment	—	(4,396)
Change in fair value of contingent consideration	259	243
Provision for bad debt and product returns	50	206
Provision for inventory obsolescence	455	450
Restructuring reversal	—	(67)
Other	161	113
Changes in operating assets and liabilities (net of acquisitions)	(28,651)	(1,540)
Net cash (used in) provided by operating activities	(22,067)	6,111
Investing activities:
Proceeds from maturities and sales of marketable securities	—	491
Acquisition of businesses, net of cash acquired	(136,098)	—
Proceeds from sale of property and equipment	—	10,047
Purchase of property, equipment, improvements and certain other intangible assets	(196)	(1,775)
Net cash (used in) provided by investing activities	(136,294)	8,763
Financing activities:
Proceeds from long-term debt	110,000	—
Payments for contingent consideration	—	(161)
Proceeds from stock option plan transactions	4,160	662
Proceeds from employee stock purchase plan transactions	286	289
Purchases of common stock	(1,577)	(964)
Net cash provided by (used in) financing activities	112,869	(174)
Effect of exchange rate changes on cash and cash equivalents	1,772	(492)
Net (decrease) increase in cash and cash equivalents	(43,720)	14,208
Cash and cash equivalents, beginning of period	92,792	58,014
Cash and cash equivalents, end of period	$49,072	$72,222

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(186)	$(200)
Contingent consideration recognized related to acquisition of business	$(9,100)	$—
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$—	$(2,883)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2018	33,813	$338	6,385	$(54,216)	$255,936	$151,961	$(23,526)	$330,493
Net income						4,682		4,682
Other comprehensive loss							(1,566)	(1,566)
Employee stock purchase plan issuances			(33)	288	1			289
Repurchase of common stock			84	(964)				(964)
Issuance of stock under stock award plans	263	3			659			662
Stock-based compensation expense					1,414			1,414
Balances, December 31, 2018	34,076	$341	6,436	$(54,892)	$258,010	$156,643	$(25,092)	$335,010

Balances, September 30, 2019	34,608	$346	6,367	$(54,339)	$266,567	$161,919	$(25,515)	$348,978
Net income						208		208
Other comprehensive income							2,660	2,660
Employee stock purchase plan issuances			(25)	214	72			286
Repurchase of common stock			89	(1,577)				(1,577)
Issuance of stock under stock award plans	618	6			4,154			4,160
Stock-based compensation expense					1,600			1,600
Balances, December 31, 2019	35,226	$352	6,431	$(55,702)	$272,393	$162,127	$(22,855)	$356,315
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. (“we”, “us”, “our”, “Digi” or “the Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the year ended September 30, 2019 (the “2019 Financial Statements”). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
Recently Issued Accounting Pronouncements
Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which provides for comprehensive changes to lease accounting. The standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases, subsequently amortized over the lease term.
We adopted this standard in the first quarter of fiscal 2020, following the modified retrospective application approach by applying the new standard to all applicable leases existing at the date of initial application and not restating comparative periods. We are substantially complete with our implementation efforts. These efforts have included identification and analysis of our lease portfolio, analysis and evaluation of the new reporting and disclosure requirements of the new guidance, and an evaluation of our lease-related processes and internal controls. The adoption of this standard resulted in the recognition of a right-of-use asset included in other non-current assets of approximately $14.1 million and a lease liability of approximately $17.9 million included in other current liabilities and other non-current liabilities on our condensed consolidated balance sheet in the first quarter of fiscal 2020. In adopting the new standard, we elected the package of practical expedients permitted under the transition guidance, as well as the practical expedient not to separate non-lease components from lease components. We also elected the practical expedient to use hindsight in determining the lease term when considering options to extend or terminate a lease, options to purchase the underlying asset, and in assessing the impairment of right-of-use assets. The adoption of this standard did not have a significant impact on our condensed consolidated results of operations or condensed consolidated statements of cash flows. We have identified new and updated existing internal controls and processes to support measurement, recognition and disclosure under this new standard, but such changes were not deemed to be material to our overall system of internal control over financial reporting.
Not Yet Adopted
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

2. ACQUISITIONS
Acquisition of Opengear, Inc.
On December 13, 2019, we completed our acquisition of Opengear, Inc. (“Opengear”), a New Jersey-based provider of secure IT infrastructure products and software. Opengear results are included in our condensed consolidated financial statements within our IoT Products & Services segment.
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with cash of $148.1 million comprised of cash on hand and proceeds from our credit facility (see Note 13 to the condensed consolidated financial statements). The future earn-out payments are based on revenue performance from Opengear for the periods ended December 31, 2019 and ending December 31, 2020. The cumulative amount of these earn-outs for the periods ended December 31, 2019 and ending December 31, 2020, will not exceed $5.0 million and $10.0 million, respectively. The fair value of this contingent consideration was $9.1 million at both the date of acquisition and at December 31, 2019 (see Note 5 to the condensed consolidated financial statements).
For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible. We believe this is a complementary acquisition for us as it significantly enhances our IoT Products and Services segment by providing secure, resilient access and automation to critical IT infrastructure.
The Opengear acquisition has been accounted for using the acquisition method of accounting. This requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date. The following table summarizes the preliminary values of Opengear assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$148,058
Contingent consideration	9,100
Total	$157,158

Fair value of net tangible assets acquired	$19,032
Identifiable intangible assets:
Customer relationships	81,000
Purchased and core technology	13,700
Trademarks	8,000
Deferred tax liability on identifiable intangible assets	(25,053)
Goodwill	60,479
Total	$157,158
The condensed consolidated balance sheet as of December 31, 2019 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Given the timing of the Opengear acquisition, the estimated fair value of the net assets acquired, liabilities assumed and identifiable intangible assets are preliminary and remain subject to change. Included in the fair value of net tangible assets acquired was $1.4 million of right-of-use asset included in other non-current assets and $1.7 million of lease liability included in other current liabilities and other non-current liabilities associated with Opengear’s operating leases.
The preliminary weighted average useful life for all the identifiable intangibles listed above is estimated to be 13.6 years. For purposes of determining fair value, the existing customer relationships identified above are assumed to have a useful life of 14.5 years, purchased and core technology is assumed to have useful life of 9.0 years and trademarks are assumed a useful life of 12.0 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the assets are expected to be consumed.
Costs directly related to the acquisition of $0.3 million incurred in the fourth quarter of fiscal 2019 and $1.9 million incurred in fiscal 2020 have been charged directly to operations and are included in general and administrative expense in our condensed consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.

2. ACQUISITIONS (CONTINUED)
The following consolidated pro forma information is presented as if the acquisition had occurred on October 1, 2018 (in thousands):

	Three months ended December 31,
	2019	2018
Net sales	$77,213	$75,667
Net income	$3,499	$3,141
Net income per share - basic	$0.12	$0.11
Net income per share - diluted	$0.12	$0.11
Pro forma net income has been adjusted to include interest expense related to debt incurred as a result of the acquisition, amortization on the fair value of the intangibles acquired and remove any costs incurred with the sale transaction. Net income for the three months ended December 31, 2018 was adjusted to include acquisition-related costs of $2.3 million.
3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2019	2018
Numerator:
Net income	$208	$4,682

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	28,467	27,513
Effect of dilutive securities:
Stock options and restricted stock units	1,147	562
Denominator for diluted net income per common share — adjusted weighted average shares	29,614	28,075

Net income per common share, basic	$0.01	$0.17
Net income per common share, diluted	$0.01	$0.17
For the three months ended December 31, 2019 and 2018, there were 594,447 and 1,241,964 potentially dilutive shares, respectively, related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options’ exercise prices were greater than the average market price of our common shares.

4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2019	September 30, 2019
Accounts receivable, net:
Accounts receivable	$85,004	$60,062
Less allowance for doubtful accounts	940	968
Less reserve for future returns and pricing adjustments	2,967	2,677
Accounts receivable, net	$81,097	$56,417
Inventories:
Raw materials	$17,149	$12,308
Work in process	—	565
Finished goods	30,231	26,891
Inventories	$47,380	$39,764

5. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in the following fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2019	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired businesses	$14,766	$—	$—	$14,766
Total liabilities measured at fair value	$14,766	$—	$—	$14,766

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2019	Level 1	Level 2	Level 3
Assets:
Money market	$56,700	$56,700	$—	$—
Total assets measured at fair value	$56,700	$56,700	$—	$—
Liabilities:
Contingent consideration on acquired businesses	$5,407	$—	$—	$5,407
Total liabilities measured at fair value	$5,407	$—	$—	$5,407
In connection with our acquisition of Bluenica Corporation (“Bluenica”) in October 2015, we agreed to make contingent earn-out payments over a period of up to four years, subject to achieving specified revenue thresholds for sales of Bluenica products. To date, we have paid a total of $2.7 million for contingent consideration. The fair value of the remaining liability for the contingent consideration period was $3.3 million at December 31, 2019.
In connection our acquisition of TempAlert in October 2017, we agreed to make contingent earn-out payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue. The fair value of the liability for contingent consideration was zero at December 31, 2019. The earn-out period for this acquisition ended on December 31, 2019.
In connection with our acquisition of Accelerated in January 2018, we agreed to make contingent earn-out payments if specified revenue thresholds for sales of Accelerated products were achieved. We made the first installment payment of $3.5 million in the third quarter of fiscal 2019. The fair value of the liability for contingent consideration for the acquisition of Accelerated

5. FAIR VALUE MEASUREMENTS (CONTINUED)
was $2.3 million at December 31, 2019. The earn-out period for this acquisition ended on January 22, 2020.
In connection with our acquisition of Opengear, Inc., we agreed to make contingent payments, based upon certain revenue thresholds (see Note 2 to the condensed consolidated financial statements). The fair values of the liability for contingent consideration for the acquisition of Opengear was $9.1 million at December 31, 2019.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2019	2018
Fair value at beginning of period	$5,407	$10,065
Contingent consideration recognized for acquired business	9,100	—
Contingent consideration payments	—	(161)
Change in fair value of contingent consideration	259	243
Fair value at end of period	$14,766	$10,147
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration at December 31, 2019 based on the probability of achieving the specified revenue thresholds at 100% for Bluenica, 0% for TempAlert, 100% for Accelerated and 64% for Opengear. A significant change in our estimates of achieving any relevant target could materially change the fair value of the contingent consideration liability.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	December 31, 2019			September 30, 2019
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$71,772	$(52,097)	$19,675	$57,699	$(50,986)	$6,713
License agreements	102	(81)	21	102	(74)	28
Patents and trademarks	22,636	(12,263)	10,373	14,577	(11,970)	2,607
Customer relationships	127,557	(26,893)	100,664	46,315	(25,266)	21,049
Non-compete agreements	600	(360)	240	600	(330)	270
Order backlog	1,800	(1,800)	—	1,800	(1,800)	—
Total	$224,467	$(93,494)	$130,973	$121,093	$(90,426)	$30,667
Amortization expense was $2.4 million and $2.5 million for the three month periods ended December 31, 2019 and 2018, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2020 and the five succeeding fiscal years is (in thousands):

2020 (nine months)	$12,029
2021	$15,210
2022	$14,366
2023	$12,167
2024	$11,464
2025	$8,007

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Three months ended December 31,
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2019	$103,519	$49,903	$153,422
Acquisitions	60,479	—	60,479
Foreign currency translation adjustment	730	173	903
Balance at December 31, 2019	$164,728	$50,076	$214,804
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. There were no triggering events identified for the three months ended December 31, 2019. For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, then an impairment loss must be recognized for the excess. Both of our operating segments constitute separate reporting units and both units were tested individually for impairments.
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
Results of our Fiscal 2019 Annual Impairment Test
As of June 30, 2019, we had a total of $104.0 million of goodwill for the IoT Products & Services reporting unit and $50.0 million of goodwill for the IoT Solutions reporting unit. At June 30, 2019, fair value exceeded the carrying value by more than 10% for both reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $356.6 million as of June 30, 2019, which implied a range of control premiums of 13.3% to 20.3%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
7. SALE OF BUILDING
On October 2, 2018, we sold a 130,000 square feet building that served as our corporate headquarters in Minnetonka, Minnesota to Minnetonka Leased Housing Associates II, LLLP. The sale price was $10.0 million in cash adjusted for certain selling costs and an escrow for the leaseback of the building for four months. As a result of this sale, we recorded a gain of $4.4 million ($3.4 million net of tax) in the first quarter of fiscal 2019, which was recorded in general and administrative expense.

8. SEGMENT INFORMATION
We have two reportable operating segments: IoT Products & Services, and IoT Solutions. Summary operating results for each of our segments were (in thousands):

	Three months ended December 31,
	2019	2018
Revenue
IoT Products & Services	$54,613	$53,294
IoT Solutions	7,704	9,019
Total revenue	$62,317	$62,313
Operating (loss) income
IoT Products & Services	$2,388	$7,402
IoT Solutions	(2,871)	(1,844)
Total operating (loss) income	$(483)	$5,558
Depreciation and amortization
IoT Products & Services	$1,706	$1,942
IoT Solutions	1,911	1,731
Total depreciation and amortization	$3,617	$3,673
Total expended for property, plant and equipment was (in thousands):

	Three months ended December 31,
	2019	2018
Expended for property, equipment and improvements
IoT Products & Services	$190	$1,775
IoT Solutions*	6	—
Total expended for property, plant and equipment	$196	$1,775
* Excluded from this amount is $186 and $200 of transfers of inventory to property plant and equipment for subscriber assets for the three months ended December 31, 2019 and 2018, respectively.
Total assets for each of our segments were (in thousands):

	December 31, 2019	September 30, 2019
Assets
IoT Products & Services	$415,843	$215,651
IoT Solutions	95,989	90,255
Unallocated*	49,072	92,792
Total assets	$560,904	$398,698
*Unallocated consists of cash and cash equivalents and current marketable securities.
9. REVENUE
Revenue Disaggregation
The following summarizes our revenue by geographic location of our customers:

	Three months ended December 31,
($ in thousands)	2019	2018
North America, primarily the United States	$47,536	$46,335
Europe, Middle East & Africa	8,516	10,104
Rest of world	6,265	5,874
Total revenue	$62,317	$62,313

9. REVENUE (CONTINUED)
The following summarizes our revenue by the timing of revenue recognition:

	Three months ended December 31,
($ in thousands)	2019	2018
Transferred at a point in time	$56,300	$57,463
Transferred over time	6,017	4,850
Total revenue	$62,317	$62,313
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $2.0 million and $2.1 million as of December 31, 2019 and September 30, 2019, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.3 million and $0.2 million for the three month periods ended December 31, 2019 and December 31, 2018, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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
Changes in unearned revenue were:

($ in thousands)	Three months ended December 31, 2019
Unearned revenue, beginning of period	$5,025
Billings	9,847
Revenue recognized	(8,070)
Unearned revenue, end of period	$6,802
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2019 approximately $13.2 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $8.4 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.
10. INCOME TAXES
Our income tax benefit was $1.1 million for the three months ended December 31, 2019. Included in this benefit was a net tax benefit discretely related to the three months ended December 31, 2019 of $1.0 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation and an adjustment of our state deferred tax rate due to the Opengear acquisition. For the three months ended December 31, 2019, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate due primarily to certain income tax credits generated in the U.S.
Income tax expense was $1.0 million for the three months ended December 31, 2018. Included in this expense was a net tax benefit discretely related to the three months ended December 31, 2018 of $0.1 million. This expense primarily was the result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation. For the three months ended December 31, 2018, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate primarily due to certain income tax credits generated in the U.S.

10. INCOME TAXES (CONTINUED)
Our effective tax rate will vary based on a variety of factors. These include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items discretely related to the period, such as settlements of audits. We may record other benefits or expenses in the future that are specific to a particular quarter such as expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted in both U.S. and foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2019	$1,713
Decreases related to:
Settlements	(7)
Expiration of statute of limitations	(39)
Unrecognized tax benefits as of December 31, 2019	$1,667
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $1.5 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.3 million over the next 12 months.
11. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2019	$1,012	$74	$(87)	$999
Three months ended December 31, 2018	$1,172	$72	$(104)	$1,140
12. LEASES
Our leases primarily consist of operating leases for office space. All of our leases are operating leases. For any lease with an initial term in excess of twelve months, the related lease assets and lease liabilities are recognized on the condensed consolidated balance sheets as either operating or financing leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components, and we have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. Instead we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We generally use a collateralized incremental borrowing rate based on information available at the commencement date, including the lease term, in determining the present value of future payments. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised.
Our leases typically require payment of real estate taxes and common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

12. LEASES (CONTINUED)
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	December 31, 2019
Assets
Operating leases	Other non-current assets	$15,041
Total lease assets		$15,041

Liabilities
Operating leases	Other current liabilities	$1,926
Operating leases	Other non-current liabilities	17,483
Total lease liabilities		$19,409
Components of our lease cost were as follows (in thousands):

	Statement of Operations Location	Three months ended December 31, 2019
Operating lease cost	Cost of goods sold and SG&A	$852
Variable lease cost	Cost of goods sold and SG&A	23
Total lease cost		$875
The following table below presents supplemental information related to operating leases (in thousands):

Three months ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$416
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

December 31, 2019
Weighted average remaining lease term - operating leases	8.0 years
Weighted average discount rate - operating leases	4.50%
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2019 (in thousands):

Fiscal year	Amount
Remainder of 2020	$2,296
2021	3,070
2022	2,732
2023	2,420
2024	2,150
2025	2,142
Thereafter	9,219
Total future undiscounted lease payments	24,029
Less imputed interest	(4,620)
Total reported lease liability	$19,409

12. LEASES (CONTINUED)
As follows, aggregate annual future minimum rental commitments under operating leases with noncancelable terms of more than one year at September 30, 2019 were reported under previous lease accounting standards (in thousands):

Fiscal year	Amount
2020	$2,596
2021	2,575
2022	2,314
2023	2,056
2024	2,095
Thereafter	11,361
Total minimum payments required	$22,997
13. DEBT
In connection with our acquisition of Opengear, we entered into a syndicated credit agreement with BMO Harris Bank N.A. (“BMO”) on December 13, 2019. This agreement provided us with committed credit facilities (the “Credit Facility”) totaling $150 million, consisting of (i) a $50 million term loan (the “Term Loan”) and (ii) a $100 million revolving loan (the “Revolving Loan”).
Borrowings under the Credit Facility bear interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage. Interest rates for both the Term Loan and Revolving Loan reset quarterly. Our weighted average interest rate for the three months ended December 31, 2019 was 4.5%.
In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder. We also incurred debt issuance costs under the Credit Facility of $2.6 million in the first quarter of fiscal 2020, which is being amortized using the straight-line method over the term of the loan. Both the commitment fee and the amortization costs of the debt issuance costs are reported in interest expense.
Amounts under the Term Loan will be repaid in quarterly installments on the last day of each fiscal quarter, with amortization of 5% in the first two years, 7.5% in the next two years and 10% in the final year.  The remaining outstanding balance will mature on December 13, 2024. The Revolving Loan is due in a lump sum payment at maturity on December 13, 2024.
Our Term Loan and Revolving Loan contains two financial covenants that require us to stay below a maximum debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and maintain a minimum ratio of interest expense-to-EBITDA. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis.
The fair values of the Term Loan and Revolving Loan approximated carrying value at December 31, 2019, due to the variable interest rates on these instruments.
The following table is a summary of our long-term indebtedness at December 31, 2019 (in thousands):

Revolving loan	$60,000
Term loan	50,000
Total loans	110,000
Less unamortized issuance costs	(2,558)
Less current maturities of long-term debt	(1,972)
Total long-term debt, net of current portion	$105,470

Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants that, among other things, require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At December 31, 2019, we were in compliance with these debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

14. CONTINGENCIES
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
15. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2019 Omnibus Incentive Plan (the “2019 Plan”) beginning February 4, 2019, prior to that date such awards made in fiscal 2019 were granted under the 2018 Omnibus Incentive Plan (the “2018 Plan”). Upon stockholder approval of the 2019 Plan, we ceased granting awards under the 2018 Plan. Shares subject to awards under the 2018 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2019 Plan. The authority to grant options under the 2019 Plan and to set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2019 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2019 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards (“RSUs”) that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. The 2019 Plan is scheduled to expire on February 3, 2029. Options under the 2019 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units, we issue new shares of stock. As of December 31, 2019, there were approximately 628,921 shares available for future grants under the 2019 Plan.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During the three months ended December 31, 2019 and 2018, our employees forfeited 88,723 shares and 83,988 shares, respectively, in order to satisfy respective withholding tax obligations of $1.6 million and $1.0 million.
Employee contributions to the Employee Stock Purchase Plan (the “ESPP”) were $0.3 million for both the three month periods ended December 31, 2019 and 2018. Pursuant to the ESPP, 24,738 and 33,706 common shares were issued to employees during the three months ended December 31, 2019 and 2018, respectively. Shares are issued under the ESPP from treasury stock. As of December 31, 2019, 179,802 common shares were available for future issuances under the ESPP.

15. STOCK-BASED COMPENSATION (CONTINUED)
As follows, stock-based compensation expense is included in the consolidated results of operations (in thousands):

	Three months ended December 31,
	2019	2018
Cost of sales	$64	$55
Sales and marketing	431	353
Research and development	294	200
General and administrative	811	806
Stock-based compensation before income taxes	1,600	1,414
Income tax benefit	(332)	(294)
Stock-based compensation after income taxes	$1,268	$1,120
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2019	3,348	$10.85
Granted	594	17.71
Exercised	(404)	10.31
Forfeited / Canceled	(35)	11.27
Balance at December 31, 2019	3,503	$12.08	4.5	$19,868

Exercisable at December 31, 2019	2,015	$10.58	3.4	$14,378
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $17.72 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the three months ended December 31, 2019 was $3.0 million and during the three months ended December 31, 2018 was $0.3 million.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2019	2018
Weighted average per option grant date fair value	$6.56	$4.36
Assumptions used for option grants:
Risk free interest rate	1.67% - 1.73%	2.78% - 2.93%
Expected term	6.00 years	6.00 years
Expected volatility	36%	33%
Weighted average volatility	36%	33%
Expected dividend yield	0	0
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

15. STOCK-BASED COMPENSATION (CONTINUED)
As of December 31, 2019, the total unrecognized compensation cost related to non-vested stock options was $7.5 million and the related weighted average period over which it is expected to be recognized is approximately 3.2 years.
Non-vested Restricted Stock Units
The table below presents a summary of our non-vested restricted stock units as of December 31, 2019 and changes during the three months then ended (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2019	888	$11.65
Granted	240	$17.67
Vested	(214)	$11.53
Canceled	(28)	$11.04
Nonvested at December 31, 2019	886	$13.33
As of December 31, 2019, the total unrecognized compensation cost related to non-vested restricted stock units was $10.5 million. The related weighted average period over which this cost is expected to be recognized is approximately 1.8 years.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as our subsequent reports on Form 8-K and any amendments to these reports.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
The words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which the company operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures (including, but not limited to, our recently announced acquisition of Opengear), and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2019 and other filings, could cause the company’s future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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
We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense, adjustments to estimates of contingent consideration, acquisition-related expenses and interest expense from acquisitions permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals, and gains from the disposition of our former corporate headquarters is useful to investors to evaluate the company’s core operating results and financial performance because it excludes items that are significant non-cash or non-recurring items reflected in the condensed consolidated statements of operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
A description of our critical accounting policies and estimates was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW
We are a leading global provider of business and mission-critical Internet-of-Things (“IoT”) connectivity products, services and solutions comprised of two reporting segments: IoT Products & Services and IoT Solutions.
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
On December 13, 2019, we completed our acquisition of Opengear, a New Jersey based provider of secure IT infrastructure products and software. We believe that this acquisition provides our customers with an expansive, high-value, technology portfolio that is hardware enabled and software defined and is complementary to our products. Opengear results are included in our condensed consolidated financial statements within our IoT Products & Services segment.
The terms of the acquisition include an upfront cash payment together with contingent consideration comprised of future earn-out payments. We funded the acquisition with cash of $148.1 million comprised of cash on hand and proceeds from our Credit Facility (see Note 13 to the condensed consolidated financial statements). The future earn-out payments are based on revenue performance from Opengear for the periods ended December 31, 2019 and ending December 31, 2020. The cumulative amount of these earn-outs for the periods ended December 31, 2019 and ending December 31, 2020, will not exceed $5.0 million and $10.0 million, respectively. The fair value of this contingent consideration was $9.1 million at both the date of acquisition and at December 31, 2019 (see Note 5 to the condensed consolidated financial statements).
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as task management services. These solutions are focused on the following vertical markets: food service, retail, healthcare (primarily pharmacies), transportation/logistics and education. These solutions are marketed as SmartSense by Digi™. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions.
For further detail on segment performance, see the Revenue by Segment and Cost of Goods Sold and Gross Profit by Segment sections of this Item 2.
We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability.
In fiscal 2020, our key operating objectives include the following:

•	continued growth of our SmartSense by Digi® business that is the base of our IoT solutions segment;

•	delivering growth within our IoT Products & Services segment driven by new product introductions;

•	seeking further strategic growth through potential acquisitions, such as our recent purchase of Opengear in the first quarter of fiscal 2020; and

•	optimizing our reduced fixed cost footprint with third-party manufacturing.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2020 that we feel are most important in these evaluations:

•
Consolidated revenue remained flat at $62.3 million compared to the first quarter of fiscal 2019. Product revenue decreased by $0.7 million, or 1.3%, in the first quarter of fiscal 2020 compared to the same period a year ago. Services revenue increased by $0.8 million, or 10.1%, in the first quarter of fiscal 2020 compared to the same period a year ago.

•	Gross margin increased as a percentage of revenue to 48.9% in the first quarter of fiscal 2020 as compared to 47.8% in the first quarter of fiscal 2019.

•	Net income for the first fiscal quarter of 2020 was $0.2 million, or $0.01 per diluted share. Net income for the first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

fiscal quarter of 2019 was $4.7 million, or $0.17 per diluted share. Adjusted net income and adjusted net income per share was $4.5 million, or $0.15 per diluted share. In the first fiscal quarter of fiscal 2019, adjusted net income and adjusted net income per share was $4.3 million, or $0.15 per diluted share.

•
Adjusted EBITDA for the first fiscal quarter of 2020 was $6.4 million, or 10.3% of total revenue. In the first fiscal quarter of fiscal 2019, Adjusted EBITDA was $6.2 million, or 9.9% of total revenue.

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

•
As recurring revenues from subscription and device cloud monitoring services continue to grow, we expect they will impact our gross margins positively as the revenue of incremental subscription additions is not offset at the same rate as expected increases in the costs associated with implementing such additions.

•
We expect revenues from our network product offerings within our IoT Products & Services business will decrease over time many of which are in the mature phase of their product life cycles. Note, however, that OpenGear’s products are included in network product offerings and that we believe these products are not in the mature phase of their lifecycle.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2019		2018		(decr.)
Revenue	$62,317	100.0%	$62,313	100.0%	—
Cost of sales	31,853	51.1	32,530	52.2	(2.1)
Gross profit	30,464	48.9	29,783	47.8	2.3
Operating expenses	30,947	49.7	24,225	38.9	27.7
Operating (loss) income	(483)	(0.8)	5,558	8.9	(108.7)
Other (expense) income, net	(437)	(0.7)	164	0.3	(366.5)
Loss (income) before income taxes	(920)	(1.5)	5,722	9.2	(116.1)
Income tax (benefit) expense	(1,128)	(1.8)	1,040	1.7	(208.5)
Net income	$208	0.3%	$4,682	7.5%	95.6

REVENUE BY SEGMENT

	Three months ended December 31,				% incr.
($ in thousands)	2019		2018		(decr.)
Revenue
IoT Products & Services	$54,613	87.6%	$53,294	85.5%	2.5
IoT Solutions	7,704	12.4	9,019	14.5	(14.6)
Total revenue	$62,317	100.0%	$62,313	100.0%	—
The 2.5% increase in IoT Products & Services revenue in the first quarter of fiscal 2020 from the first quarter of fiscal 2019 was the result of:

•	increased sales of our cellular products driven by sales to an existing customer that is implementing a large project;

•	incremental revenue from our acquisition of Opengear; and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•	increased sales of our Digi Remote Manager® and support services.
This increase partially was offset by:

•	decreased sales of certain network products due to project-based sales to a customer in the prior fiscal year; and

•	decreased sales of radio frequency (“RF”) products and wireless design services.
The 14.6% decrease in IoT Solutions revenue in the first quarter of fiscal 2020 from the first quarter of fiscal 2019 was the result of:

•	additional product purchases from existing customers in fiscal 2019 that did not reoccur in fiscal 2020.
This decrease partially was offset by:

•	increased recurring revenue from our subscription services.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended December 31,				Basis point
($ in thousands)	2019		2018		Inc. (Decr.)
Cost of Goods Sold
IoT Products & Services	$27,962	51.2%	$27,928	52.4%	(1.2)
IoT Solutions	3,891	50.5%	4,602	51.0%	(0.5)
Total cost of goods sold	$31,853	51.1%	$32,530	52.2%	(2.1)

	Three months ended December 31,				Basis point
($ in thousands)	2019		2018		Inc. (Decr.)
Gross Profit
IoT Products & Services	$26,651	48.8%	$25,366	47.6%	1.2
IoT Solutions	3,813	49.5%	4,417	49.0%	0.5
Total gross profit	$30,464	48.9%	$29,783	47.8%	1.1
The 1.2 percentage point increase in IoT Products & Services gross profit margin primarily was the result of:

•	incremental gross profit from our acquisition of Opengear; and

•	increased sales from our enterprise products, Digi Remote Manager® and support services, which have a higher gross margins.
This increase partially was offset by:

•	unfavorable product mix as we experienced lower sales of RF products and certain network products, which typically have higher gross margins.
The 0.5 percent point increase in IoT Solutions gross profit margin primarily was the result of:

•	revenue mix; a greater percentage of revenue in fiscal 2020 was attributed to recurring subscription revenue, which typically has higher gross margins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2019		2018		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$12,061	19.4%	$11,657	18.7%	$404	3.5
Research and development	10,331	16.6%	9,518	15.3%	813	8.5
General and administrative	8,555	13.7%	3,117	5.0%	5,438	174.5
Restructuring reversal	—	—%	(67)	(0.1)%	67	(100.0)
Total operating expenses	$30,947	49.7%	$24,225	38.9%	$6,722	27.7
The $6.7 million increase in operating expenses in the first quarter of fiscal 2020 from the first quarter of fiscal 2019 primarily was the result of:

•	a $4.4 million gain on the sale of our corporate headquarters recorded in the first quarter of fiscal 2019;

•	an increase of $2.0 million of acquisition costs primarily related to the acquisition of Opengear; and

•	incremental operating expenses from Opengear.
This increase partially was offset by:

•	a reduction of $0.5 million in amortization expense as certain intangible assets have become fully amortized; and

•	a $0.5 million decrease in other professional and outside services.
OTHER (EXPENSE) INCOME, NET

	Three months ended December 31,				$	%
($ in thousands)	2019		2018		incr. (decr.)	incr. (decr.)
Other (expense) income, net
Interest income	$231	0.4%	$208	0.3%	$23	11.1
Interest expense	(432)	(0.7)%	(92)	(0.1)%	(340)	369.6
Other (expense) income, net	(236)	(0.4)%	48	0.1%	(284)	(591.7)
Total other (expense) income, net	$(437)	(0.7)%	$164	0.3%	$(601)	(366.5)
The $0.6 million decrease in other (expense) income, net in the first quarter of fiscal 2020 from the first quarter of fiscal 2019 primarily was the result of:

•
an increase in interest expense of $0.3 million related to the balance outstanding under the Credit Facility in connection with the acquisition of Opengear on December 13, 2019 (see Note 13 to the condensed consolidated financial statements).

•	an increase of $0.3 million related to foreign currency losses, primarily related to fluctuations in the Euro.
INCOME TAXES
See Note 10 to the condensed consolidated financial statements for discussion of income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-GAAP FINANCIAL INFORMATION
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended December 31,
	2019		2018
		% of total revenue		% of total revenue
Total revenue	$62,317	100.0%	$62,313	100.0%

Net income	$208		$4,682
Interest expense (income), net	201		(116)
Income tax (benefit) expense	(1,128)		1,040
Depreciation and amortization	3,617		3,673
Stock-based compensation	1,600		1,414
Gain on sale of building	—		(4,396)
Restructuring reversal	—		(67)
Acquisition expense	1,906		(69)
Adjusted EBITDA	$6,404	10.3%	$6,161	9.9%

Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended December 31,
	2019		2018
Net income and net income per diluted share	$208	$0.01	$4,682	$0.17
Amortization	2,448	0.08	2,540	0.09
Stock-based compensation	1,600	0.05	1,414	0.05
Other non-operating income	236	0.01	(48)	—
Acquisition expense	1,906	0.06	(69)	—
Acquisition earn-out adjustments	259	0.01	243	0.01
Restructuring charge	—	—	(67)	—
Interest expense related to acquisition	416	0.01	—	—
Gain on sale of building	—	—	(4,396)	(0.16)
Tax effect from the above adjustments	(1,610)	(0.05)	90	—
Discrete tax benefits (1)	(959)	(0.03)	(106)	0.00
Adjusted net income and adjusted net income per diluted share (2)	$4,504	$0.15	$4,283	$0.15
Diluted weighted average common shares		29,614		28,075

(1)
For the three months ended December 31, 2019, discrete tax benefits primarily include excess tax benefits recognized on stock compensation. For the three months ended December 31, 2018, discrete tax benefits are a result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation.

(2)	Adjusted net income per diluted share may not add due to the use of rounded numbers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
Historically we have financed our operations and capital expenditures principally with funds generated from operations. Our liquidity requirements arise from our working capital needs, and to a lesser extent, our need to fund capital expenditures to support our current operations and facilitate growth and expansion. In the first quarter of fiscal 2020, we incurred debt of $110 million associated with our acquisition of Opengear. As of December 31, 2019, $40 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 13 to our condensed consolidated financial statements.
We expect positive cash flows from operations. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.
As follows, our condensed consolidated statement of cash flows for the three months ended December 31, 2019 and 2018 is summarized:

	Year ended September 30,
($ in thousands)	2019	2018
Operating activities	$(22,067)	$6,111
Investing activities	(136,294)	8,763
Financing activities	112,869	(174)
Effect of exchange rate changes on cash and cash equivalents	1,772	(492)
Net (decrease) increase in cash and cash equivalents	$(43,720)	$14,208
Cash flows from operating activities decreased $28.2 million primarily as a result of:

•
negative changes in operating assets and liabilities (net of acquisitions) of $27.1 million, primarily due to increased accounts receivable, lower accrued expenses and income taxes receivable both in the current fiscal year; and

•
a decrease in net income of $4.5 million, partially offset by non-cash adjustments of $3.4 million. This primarily included a gain in the sale of our former corporate headquarters building in the prior fiscal year.

Cash flows from investing activities decreased $145.1 million primarily as a result of:

•	net cash used of $136.1 million for the purchase of Opengear;

•	proceeds of $10.0 million for the sale of our corporate headquarters building and proceeds from maturities of our marketable securities both in the prior fiscal year;

•
a partial offset to these decreases was related to purchases of property, equipment, and facilities improvements (mostly related to the build-out of our new corporate headquarters space) in the prior fiscal year.

Cash flows from financing activities increased $113.0 million primarily as a result of:

•	proceeds from assuming $110.0 million of debt from the Revolving Loan and Term Loan (see Note 13 to the condensed consolidated financial statements); and

•	increases in proceeds from stock award plans in addition to an increase in prior year acquisition earn-out payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at December 31, 2019:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$24,557	$3,412	$5,806	$4,513	$10,826
Contingent consideration	$14,766	$14,766	$—	$—	$—
Revolving loan	$60,000	$—	$—	$60,000	$—
Term loan	$50,000	$2,500	$6,250	$41,250	$—
Interest on long-term debt	$29,867	$5,160	$12,028	$12,679	$—
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $1.7 million as of December 31, 2019. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We may be exposed to interest rate risk should we decide to invest in marketable securities. When we hold marketable securities, we classify them as available-for-sale and are carried at fair value. Our investments may consist of money market funds, certificates of deposit, commercial paper, corporate bonds and government municipal bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than one year.
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of December 31, 2019, we had $50.0 million outstanding under our Term Loan and $60.0 million outstanding under our Revolving Loan, subject to variable interest rates that reset quarterly based on changes in market rates and our consolidated leverage. Based on the balance sheet position for both the Term Loan and Revolving Loan at December 31, 2019, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.3 million. For additional information, see Note 13 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales transactions being denominated in Euros, British Pounds, Japanese Yen or Canadian Dollars. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S. Dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.

For both the three months ended December 31, 2019 and 2018, we had approximately $14.8 million and $16.0 million, respectively, of revenue from foreign customers including export sales. Of these sales, $0.8 million and $1.0 million, respectively, were denominated in foreign currency, predominantly Euros and Canadian Dollar. In future periods, we expect that the majority of our sales will continue to be in U.S. Dollars. The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Three months ended December 31,		% increase
	2019	2018	(decrease)
Euro	1.1214	1.1447	(2.0)%
British Pound	1.3159	1.2705	3.6%
Japanese Yen	0.0092	0.0091	1.1%
Canadian Dollar	0.7673	0.7335	4.6%
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first three months of fiscal 2020 would have resulted in a 0.1% increase or decrease in revenue and a 2.0% increase or decrease in stockholders’ equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management and customer contacts to facilitate payment.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth under the heading “Contingencies” in Note 14 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2019.
We entered into a credit facility, and failure to comply with the covenants thereunder may have a material adverse effect.
In December 2019, we entered into a credit agreement (the “Credit Agreement”) with BMO, as administrative agent and collateral agent, BMO Capital Markets Corp., as joint lead arranger and sole book runner, Silicon Valley Bank, as joint lead arranger, and other lenders from time to time party thereto (collectively, the “Lenders”), which provides us with senior secured credit facilities totaling $150 million, consisting of (i) the Term Loan and (ii) the Revolving Loan. The Revolving Loan includes a $10 million letter of credit loan and $10 million swingline loan, the outstanding amounts of which decrease the available commitment. Loans under the Term Loan will be repaid in quarterly installments on the last day of each fiscal quarter, with amortization of 5% in the first two years, 7.5% in the next two years and 10% in the final year. The remaining outstanding balance will be repaid in full after five years.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Credit Facility, we will be in default. We are also required to comply with several financial covenants under the Credit Agreement. Our ability to comply with such financial covenants may be affected by events beyond our control, which could result in a default under the Credit Agreement; such default may have a material adverse effect on our business, financial condition, operating results or cash flows.
The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of the Company and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on its assets or rate management transactions, subject to certain limitations. These restrictions could adversely affect our business.
We have significant international sales and operations and face risks related to health epidemics that could disrupt our operations and adversely impact our sales and operating results.
Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases or other adverse public health developments could have a material and adverse effect on our business operations and financial results. These effects could include disruptions or restrictions on our ability to travel or distribute our product as well as temporary closures of the facilities of our suppliers or customers and their contract manufacturers. Any disruption of our suppliers or customers and their contract manufacturers could negatively impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2019 - October 31, 2019	766	$14.42	—	$—
November 1, 2019 - November 30, 2019	65,268	$17.97	—	$—
December 1, 2019 - December 31, 2019	22,689	$17.32	—	$—
	88,723	$17.77	—	$—

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Method of Filing
2	(a)
Agreement and Plan of Merger by and among Digi International Inc., Namath Merger Sub. Inc., Opengear, Inc. and Shareholder Representative Services LLC, as representative, dated as of November 7, 2019* (1)
Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (3)	Incorporated by Reference

10	(a)
Credit Agreement dated as of December 13, 2019, with BMO Harris Bank N.A., as administrative agent and collateral agent, BMO Capital Markets Corp., as joint lead arranger and sole book runner and Silicon Valley Bank, as joint lead arranger, other lenders from time to time party thereto* (4)
Incorporated by Reference

10	(b)	Commitment Letter by and among Digi International Inc., BMO Harris Bank N.A. and BMO Capital Markets Corp., dated November 7, 2019 (5)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101.INS		XBRL Instance Document	Filed Electronically

101.SCH		XBRL Taxonomy Extension Schema Document	Filed Electronically

101.CAL		XBRL Taxonomy Calculation Linkbase Document	Filed Electronically

101.DEF		XBRL Taxonomy Definition Linkbase Document	Filed Electronically

101.LAB		XBRL Taxonomy Label Linkbase Document	Filed Electronically

101.PRE		XBRL Taxonomy Presentation Linkbase Document	Filed Electronically
______________
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Digi agrees to furnish to the Commission a copy of any omitted schedule upon request.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2019 (File No. 1-34033)

(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 0-17972)

(3)	Incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed on August 28, 2017 (File No. 1-34033)

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2019 (File No. 1-34033)

(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2019 (File No. 1-34033)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 7, 2020	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)