Form 10-Q
period 2020-03-31
DIGI INTERNATIONAL INC
filed 2020-05-08
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-34033
DIGI INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	41-1532464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9350 Excelsior Blvd.	Suite 700
Hopkins	Minnesota	55343
(Address of principal executive offices)		(Zip Code)
(952) 912-3444
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	DGII	The Nasdaq Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On May 1, 2020, there were 28,954,853 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenue:
Product	$65,641	$58,473	$119,888	$113,453
Service	7,806	7,291	15,876	14,624
Total revenue	73,447	65,764	135,764	128,077
Cost of sales:
Cost of product	29,687	31,225	58,178	59,894
Cost of service	3,873	3,485	6,434	6,606
Amortization	1,246	725	2,047	1,465
Total cost of sales	34,806	35,435	66,659	67,965
Gross profit	38,641	30,329	69,105	60,112
Operating expenses:
Sales and marketing	14,556	11,534	26,617	23,191
Research and development	11,532	9,569	21,863	19,087
General and administrative	8,791	8,441	17,346	11,558
Restructuring charge (reversal)	38	—	38	(67)
Total operating expenses	34,917	29,544	65,864	53,769
Operating income	3,724	785	3,241	6,343
Other (expense) income, net:
Interest income	50	144	281	352
Interest expense	(1,734)	(2)	(2,166)	(94)
Other income (expense), net	89	257	(147)	305
Total other (expense) income, net	(1,595)	399	(2,032)	563
Income before income taxes	2,129	1,184	1,209	6,906
Income tax expense (benefit)	125	(158)	(1,003)	882
Net income	$2,004	$1,342	$2,212	$6,024

Net income per common share:
Basic	$0.07	$0.05	$0.08	$0.22
Diluted	$0.07	$0.05	$0.07	$0.21
Weighted average common shares:
Basic	28,881	27,866	28,673	27,687
Diluted	29,486	28,438	29,585	28,289

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
	(in thousands)
Net income	$2,004	$1,342	$2,212	$6,024
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,484)	(83)	176	(1,652)
Change in net unrealized gain on investments	—	9	—	14
Less income tax expense	—	(2)	—	(4)
Other comprehensive (loss) income, net of tax	(2,484)	(76)	176	(1,642)
Comprehensive (loss) income	$(480)	$1,266	$2,388	$4,382

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	September 30, 2019
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$58,086	$92,792
Accounts receivable, net	78,491	56,417
Inventories	43,280	39,764
Other current assets	8,510	3,574
Total current assets	188,367	192,547
Property, equipment and improvements, net	12,817	13,857
Intangible assets, net	129,250	30,667
Goodwill	207,350	153,422
Deferred tax assets	426	7,330
Other non-current assets	16,542	875
Total assets	$554,752	$398,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current portion of long-term debt	$1,972	$—
Accounts payable	17,421	21,183
Accrued compensation	7,961	8,733
Unearned revenue	8,107	5,025
Contingent consideration on acquired businesses	10,379	5,407
Other current liabilities	7,366	4,110
Total current liabilities	53,206	44,458
Income taxes payable	1,798	1,192
Deferred tax liabilities	18,934	261
Long-term debt	104,973	—
Other non-current liabilities	17,478	3,809
Total liabilities	196,389	49,720
Contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 35,364,405 and 34,608,003 shares issued	354	346
Additional paid-in capital	274,780	266,567
Retained earnings	164,131	161,919
Accumulated other comprehensive loss	(25,339)	(25,515)
Treasury stock, at cost, 6,409,552 and 6,367,428 shares	(55,563)	(54,339)
Total stockholders' equity	358,363	348,978
Total liabilities and stockholders' equity	$554,752	$398,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2020	2019
	(in thousands)
Operating activities:
Net income	$2,212	$6,024
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, equipment and improvements	2,289	2,217
Amortization of intangible assets	6,564	4,609
Stock-based compensation	3,441	2,707
Deferred income tax provision	756	1,338
Gain on sale of property and equipment	—	(4,395)
Change in fair value of contingent consideration	(128)	810
Provision for bad debt and product returns	108	568
Provision for inventory obsolescence	516	900
Restructuring charge (reversal)	38	(67)
Other	50	(116)
Changes in operating assets and liabilities (net of acquisitions)	(28,529)	(8,393)
Net cash (used in) provided by operating activities	(12,683)	6,202
Investing activities:
Proceeds from maturities and sales of marketable securities	—	2,252
Acquisition of businesses, net of cash acquired	(136,098)	—
Proceeds from sale of property and equipment	—	10,047
Purchase of property, equipment, improvements and certain other intangible assets	(434)	(7,346)
Net cash (used in) provided by investing activities	(136,532)	4,953
Financing activities:
Proceeds from long-term debt	110,000	—
Payments on long-term debt	(625)	—
Payments for contingent consideration	—	(2,348)
Proceeds from stock option plan transactions	4,724	3,751
Proceeds from employee stock purchase plan transactions	516	549
Purchases of common stock	(1,684)	(1,044)
Net cash provided by financing activities	112,931	908
Effect of exchange rate changes on cash and cash equivalents	1,578	(484)
Net (decrease) increase in cash and cash equivalents	(34,706)	11,579
Cash and cash equivalents, beginning of period	92,792	58,014
Cash and cash equivalents, end of period	$58,086	$69,593

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(743)	$(654)
Contingent consideration recognized related to acquisition of business	$(5,100)	$—
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$—	$(20)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2018	33,813	$338	6,385	$(54,216)	$255,936	$151,961	$(23,526)	$330,493
Net income						6,024		6,024
Other comprehensive loss							(1,642)	(1,642)
Employee stock purchase plan issuances			(63)	544	5			549
Repurchase of common stock			91	(1,044)				(1,044)
Issuance of stock under stock award plans	658	7			3,744			3,751
Stock-based compensation expense					2,707			2,707
Balances, March 31, 2019	34,471	$345	6,413	$(54,716)	$262,392	$157,985	$(25,168)	$340,838

Balances, September 30, 2019	34,608	$346	6,367	$(54,339)	$266,567	$161,919	$(25,515)	$348,978
Net income						2,212		2,212
Other comprehensive income							176	176
Employee stock purchase plan issuances			(53)	460	56			516
Repurchase of common stock			95	(1,684)				(1,684)
Issuance of stock under stock award plans	756	8			4,716			4,724
Stock-based compensation expense					3,441			3,441
Balances, March 31, 2020	35,364	$354	6,409	$(55,563)	$274,780	$164,131	$(25,339)	$358,363
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we", "us", "our", "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the year ended September 30, 2019 (the "2019 Financial Statements"). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

Potential Impacts of COVID-19 on our Business
The impact of the coronavirus disease 2019 ("COVID-19") pandemic continues to unfold. The extent of the pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. For a more detailed discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q.
Recently Issued Accounting Pronouncements
Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which provides for comprehensive changes to lease accounting. The standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases, subsequently amortized over the lease term.
We adopted this standard in the first quarter of fiscal 2020, following the modified retrospective application approach by applying the new standard to all applicable leases existing at the date of initial application and not restating comparative periods. We have completed our implementation efforts. These efforts included identification and analysis of our lease portfolio, analysis and evaluation of the new reporting and disclosure requirements of the new guidance, and an evaluation of our lease-related processes and internal controls. The adoption of this standard resulted in the recognition of a right-of-use asset included in other non-current assets of approximately $14.1 million and a lease liability of approximately $17.9 million included in other current liabilities and other non-current liabilities on our condensed consolidated balance sheet in the first quarter of fiscal 2020. In adopting the new standard, we elected the package of practical expedients permitted under the transition guidance, as well as the practical expedient not to separate non-lease components from lease components. We also elected the practical expedient to use hindsight in determining the lease term when considering options to extend or terminate a lease, options to purchase the underlying asset, and in assessing the impairment of right-of-use assets. The adoption of this standard did not have a significant impact on our condensed consolidated results of operations or condensed consolidated statements of cash flows. We have identified new and updated existing internal controls and processes to support measurement, recognition and disclosure under this new standard, but such changes were not deemed to be material to our overall system of internal control over financial reporting.
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
2. ACQUISITIONS
Acquisition of Opengear, Inc.
On December 13, 2019, we completed our acquisition of Opengear, Inc. ("Opengear"), a New Jersey-based provider of secure IT infrastructure products and software. Opengear results are included in our condensed consolidated financial statements within our IoT Products & Services segment.
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with cash of $148.1 million comprised of cash on hand and proceeds from our credit facility (see Note 8 to the condensed consolidated financial statements). The future earn-out payments are based on revenue performance from Opengear for the periods ended December 31, 2019 and ending December 31, 2020. The cumulative amount of these earn-outs for the periods ended December 31, 2019 and ending December 31, 2020, will not exceed $5.0 million and $10.0 million, respectively. We expect to pay the first installment of $0.9 million during the third quarter of fiscal 2020. The fair value of this contingent consideration was $5.1 million at both the date of acquisition and at March 31, 2020 (see Note 5 to the condensed consolidated financial statements).
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

Cash	$148,058
Contingent consideration	5,100
Total	$153,158

Fair value of net tangible assets acquired	$19,006
Identifiable intangible assets:
Customer relationships	79,000
Purchased and core technology	18,100
Trademarks	8,000
Deferred tax liability on identifiable intangible assets	(25,634)
Goodwill	54,686
Total	$153,158

The condensed consolidated balance sheet as of March 31, 2020 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Given the timing of the Opengear acquisition, the estimated fair value of the net assets acquired, liabilities assumed and contingent consideration are preliminary and remain subject to change. Included in the fair value of net tangible assets acquired was $1.4 million of right-

2. ACQUISITIONS (CONTINUED)
of-use asset included in other non-current assets and $1.7 million of lease liability included in other current liabilities and other non-current liabilities associated with Opengear's operating leases.
The preliminary weighted average useful life for all the identifiable intangibles listed above is estimated to be 13.4 years. For purposes of determining fair value, the existing customer relationships identified above are assumed to have a useful life of 14.5 years, purchased and core technology is assumed to have useful life of 9.0 years and trademarks are assumed a useful life of 12.0 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method. This reflects the pattern in which the assets are expected to be consumed.
Costs directly related to the acquisition of $0.3 million incurred in the fourth quarter of fiscal 2019 and $2.1 million incurred in fiscal 2020 have been charged directly to operations and are included in general and administrative expense in our condensed consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following consolidated pro forma information is presented as if the acquisition had occurred on October 1, 2018 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net sales	$73,447	$79,218	$150,660	$154,885
Net income	$2,184	$1,770	$5,920	$4,801
Net income per share - basic	$0.08	$0.06	$0.21	$0.17
Net income per share - diluted	$0.07	$0.06	$0.20	$0.17

Pro forma net income has been adjusted to include interest expense related to debt incurred as a result of the acquisition as well as amortization on the fair value of the intangibles acquired. It has also been adjusted to assume the acquisition-related costs of $2.5 million were incurred as of the first quarter of fiscal 2019.
Given the efforts to rapidly integrate the workforce, customer offerings, technology, and reporting capabilities of Opengear with that of our other components in our IoT Products & Services business, along with the inherent complementary synergies gained from doing so, it is impractical for us to present Opengear specific results otherwise required by GAAP.
3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Numerator:
Net income	$2,004	$1,342	$2,212	$6,024

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	28,881	27,866	28,673	27,687
Effect of dilutive securities:
Stock options and restricted stock units	605	572	912	602
Denominator for diluted net income per common share — adjusted weighted average shares	29,486	28,438	29,585	28,289

Net income per common share, basic	$0.07	$0.05	$0.08	$0.22
Net income per common share, diluted	$0.07	$0.05	$0.07	$0.21

3. EARNINGS PER SHARE (CONTINUED)
For the three months ended March 31, 2020 and 2019, there were 713,980 and 633,752 potentially dilutive shares, respectively. For the six months ended March 31, 2020 and 2019, there were 592,780 and 683,752 potentially dilutive shares, respectively. These potentially dilutive shares were related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of our common shares.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2020	September 30, 2019
Accounts receivable, net:
Accounts receivable	$83,748	$60,062
Less allowance for doubtful accounts	1,905	968
Less reserve for future returns and pricing adjustments	3,352	2,677
Accounts receivable, net	$78,491	$56,417
Inventories:
Raw materials	$13,210	$12,308
Work in process	14	565
Finished goods	30,056	26,891
Inventories	$43,280	$39,764

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

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired businesses	$10,379	$—	$—	$10,379
Total liabilities measured at fair value	$10,379	$—	$—	$10,379

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2019	Level 1	Level 2	Level 3
Assets:
Money market	$56,700	$56,700	$—	$—
Total assets measured at fair value	$56,700	$56,700	$—	$—
Liabilities:
Contingent consideration on acquired businesses	$5,407	$—	$—	$5,407
Total liabilities measured at fair value	$5,407	$—	$—	$5,407

In connection with our acquisition of Bluenica Corporation ("Bluenica") in October 2015, we agreed to make contingent earn-out payments over a period of up to 4 years, subject to achieving specified revenue thresholds for sales of Bluenica products. To date, we have paid a total of $2.7 million for contingent consideration. The fair value of the remaining liability for the contingent consideration period was $2.9 million at March 31, 2020.

5. FAIR VALUE MEASUREMENTS (CONTINUED)
In connection with our acquisition of Accelerated in January 2018, we agreed to make contingent earn-out payments if specified revenue thresholds for sales of Accelerated products were achieved. We made the first installment payment of $3.5 million in the third quarter of fiscal 2019. The earn-out period for this acquisition ended on January 22, 2020. The fair value of the liability for the remaining contingent consideration was $2.4 million at March 31, 2020.
In connection with our acquisition of Opengear, Inc., we agreed to make contingent payments, based upon certain revenue thresholds (see Note 2 to the condensed consolidated financial statements). The fair values of the liability for contingent consideration for the acquisition of Opengear was $5.1 million at March 31, 2020. We expect to pay the first installment of $0.9 million during the third quarter of fiscal 2020.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Fair value at beginning of period	$14,766	$10,147	$5,407	$10,065
Contingent consideration recognized for acquired business	(4,000)	—	5,100	—
Contingent consideration payments	—	(2,187)	—	(2,348)
Change in fair value of contingent consideration	(387)	567	(128)	810
Fair value at end of period	$10,379	$8,527	$10,379	$8,527

The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration at March 31, 2020 based on the probability of achieving the specified revenue thresholds at 100% for Bluenica, 100% for Accelerated and a range 49% to 86% for Opengear. A significant change in our estimates of achieving any relevant target could materially change the fair value of the contingent consideration liability.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	March 31, 2020			September 30, 2019
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$75,662	$(52,802)	$22,860	$57,699	$(50,986)	$6,713
License agreements	102	(88)	14	102	(74)	28
Patents and trademarks	22,662	(12,667)	9,995	14,577	(11,970)	2,607
Customer relationships	125,255	(29,084)	96,171	46,315	(25,266)	21,049
Non-compete agreements	600	(390)	210	600	(330)	270
Order backlog	1,800	(1,800)	—	1,800	(1,800)	—
Total	$226,081	$(96,831)	$129,250	$121,093	$(90,426)	$30,667

Amortization expense was $4.1 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively, and $6.6 million and $4.6 million for the six months ended March 31, 2020 and 2019, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
Estimated amortization expense related to intangible assets for the remainder of fiscal 2020 and the five succeeding fiscal years is (in thousands):

2020 (six months)	$8,145
2021	$15,520
2022	$14,676
2023	$12,488
2024	$11,785
2025	$8,328

The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Six months ended March 31,
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2019	$103,519	$49,903	$153,422
Acquisitions	54,686	—	54,686
Foreign currency translation adjustment	(27)	(731)	(758)
Balance at March 31, 2020	$158,178	$49,172	$207,350

Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. There were no triggering events identified for the six months ended March 31, 2020. However, depending on the future economic impact of the current public health crisis related to COVID-19, among other factors, could cause a goodwill impairment charge in the future. For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, then an impairment loss must be recognized for the excess. Both of our operating segments constitute separate reporting units and both units were tested individually for impairments.
The fair value of each reporting unit is determined using a weighted combination of an income and market approach. A discounted cash flow ("DCF") method is utilized for the income approach. In developing the discounted cash flow analysis, our assumptions about future revenues, expenses, capital expenditures, and changes in working capital are based on management's projections, and assume a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit. The market approach determines a value derived from the guideline company method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.
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
8. DEBT
In connection with our acquisition of Opengear, we entered into a syndicated credit agreement with BMO Harris Bank N.A. ("BMO") on December 13, 2019. This agreement provided us with committed credit facilities (the "Credit Facility") totaling $150 million. The Credit Facility includes: (i) a $50 million term loan (the "Term Loan") and (ii) a $100 million revolving loan (the "Revolving Loan").
Borrowings under the Credit Facility bear interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage. Interest rates for both the Term Loan and Revolving Loan reset quarterly. Our weighted average interest rate for the six months ended March 31, 2020 was 3.4%.
In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder. We also incurred debt issuance costs under the Credit Facility of $2.6 million in the first quarter of fiscal 2020. These issuance costs are being amortized using the straight-line method over the term of the loan. Both the commitment fee and the amortization costs of the debt issuance costs are reported in interest expense.
Amounts under the Term Loan will be repaid in quarterly installments on the last day of each fiscal quarter. Amortization is 5% in the first two years, 7.5% in the next two years and 10% in the final year.  The remaining outstanding balance will mature on December 13, 2024. The Revolving Loan is due in a lump sum payment at maturity on December 13, 2024.
The fair values of the Term Loan and Revolving Loan approximated carrying value at March 31, 2020.
The following table is a summary of our long-term indebtedness at March 31, 2020 (in thousands):

Revolving loan	$60,000
Term loan	49,375
Total loans	109,375
Less unamortized issuance costs	(2,430)
Less current maturities of long-term debt	(1,972)
Total long-term debt, net of current portion	$104,973

The following table is a summary of future maturities of our aggregate long-term debt at March 31, 2020 (in thousands):

2020 (six months)	$1,250
2021	2,500
2022	3,438
2023	3,750
2024	4,687
2025	93,750
Total long-term debt	$109,375

Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At March 31, 2020, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

9. SEGMENT INFORMATION
We have two reportable operating segments: IoT Products & Services and IoT Solutions. Summary operating results for each of our segments were (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Revenue
IoT Products & Services	$66,890	$56,039	$121,503	$109,333
IoT Solutions	6,557	9,725	14,261	18,744
Total revenue	$73,447	$65,764	$135,764	$128,077
Operating income
IoT Products & Services	$7,320	$3,450	$9,708	$10,852
IoT Solutions	(3,596)	(2,665)	(6,467)	(4,509)
Total operating income	$3,724	$785	$3,241	$6,343
Depreciation and amortization
IoT Products & Services	$3,338	$1,378	$5,044	$3,320
IoT Solutions	1,898	1,775	3,809	3,506
Total depreciation and amortization	$5,236	$3,153	$8,853	$6,826

Total expended for property, plant and equipment was (in thousands):

	Six months ended March 31,
	2020	2019
Expended for property, equipment and improvements
IoT Products & Services	$407	$7,289
IoT Solutions*	27	57
Total expended for property, plant and equipment	$434	$7,346
* Excluded from this amount is $743 and $654 of transfers of inventory to property plant and equipment for subscriber assets for the six months ended March 31, 2020 and 2019, respectively.
Total assets for each of our segments were (in thousands):

	March 31, 2020	September 30, 2019
Assets
IoT Products & Services	$405,078	$215,651
IoT Solutions	91,588	90,255
Unallocated*	58,086	92,792
Total assets	$554,752	$398,698
*Unallocated consists of cash and cash equivalents and current marketable securities.
10. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers:

	Three months ended March 31,		Six months ended March 31,
($ in thousands)	2020	2019	2020	2019
North America, primarily the United States	$57,374	$48,869	$104,910	$95,204
Europe, Middle East & Africa	9,885	10,764	18,401	20,868
Rest of world	6,188	6,131	12,453	12,005
Total revenue	$73,447	$65,764	$135,764	$128,077

10. REVENUE (CONTINUED)
The following table summarizes our revenue by the timing of revenue recognition:

	Three months ended March 31,		Six months ended March 31,
($ in thousands)	2020	2019	2020	2019
Transferred at a point in time	$66,765	$60,725	$123,065	$118,188
Transferred over time	6,682	5,039	12,699	9,889
Total revenue	$73,447	$65,764	$135,764	$128,077

Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $2.2 million and $2.1 million as of March 31, 2020 and September 30, 2019, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.3 million and $0.2 million for the three month periods ended March 31, 2020 and March 31, 2019, respectively and $0.7 million and $0.4 million for the six month periods ended March 31, 2020 and March 31, 2019, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Customers are invoiced for subscription services in advance on a monthly, quarterly or annual basis. Contract liabilities consist of unearned revenue related to annual or multi-year contracts for subscription services and related implementation fees. These pertain to our IoT Solutions segment and our Digi Remote Manager® services in our IoT Products & Services segment.
Changes in unearned revenue were:

($ in thousands)	Six months ended March 31, 2020
Unearned revenue, beginning of period	$5,025
Billings	19,553
Revenue recognized	(15,876)
Unearned revenue, end of period	$8,702
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2020, approximately $13.1 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $9.0 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.
11. INCOME TAXES
Our income tax benefit was $1.0 million for the six months ended March 31, 2020. Included in this benefit was a net tax benefit discretely related to the six months ended March 31, 2020 of $1.1 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation and an adjustment of our state deferred tax rate due to the Opengear acquisition. For the six months ended March 31, 2020, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate. This was primarily due to certain research and development tax credits generated in the U.S.
Income tax expense was $0.9 million for the six months ended March 31, 2019. Included in this expense was a net tax benefit discretely related to the six months ended March 31, 2019 of $0.3 million. This expense primarily was the result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation. For the six

11. INCOME TAXES (CONTINUED)
months ended March 31, 2019, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate. This was primarily due to certain income tax credits generated in the U.S.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2019	$1,713
Increases related to:
Prior year income tax positions	712
Decreases related to:
Settlements	(7)
Expiration of statute of limitations	(39)
Unrecognized tax benefits as of March 31, 2020	$2,379

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.2 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.3 million over the next 12 months.
12. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2020	$999	$328	$(467)	$860
Three months ended March 31, 2019	$1,140	$144	$(175)	$1,109

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2020	$1,012	$402	$(554)	$860
Six months ended March 31, 2019	$1,172	$216	$(279)	$1,109

13. LEASES
Our leases primarily consist of operating leases for office space. All of our leases are operating leases. For any lease with an initial term in excess of twelve months, the related lease assets and lease liabilities are recognized on the condensed consolidated balance sheets as either operating or financing leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. We have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. Instead we recognize lease expense for these leases on a straight-line basis over the lease term.
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

13. LEASES (CONTINUED)
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	March 31, 2020
Assets
Operating leases	Other non-current assets	$15,036
Total lease assets		$15,036

Liabilities
Operating leases	Other current liabilities	$2,578
Operating leases	Other non-current liabilities	16,882
Total lease liabilities		$19,460

Components of our lease cost were as follows (in thousands):

	Statement of Operations Location	Three months ended March 31, 2020	Six months ended March 31, 2020
Operating lease cost	Cost of goods sold and SG&A	$831	$1,683
Variable lease cost	Cost of goods sold and SG&A	214	237
Total lease cost		$1,045	$1,920

The following table presents supplemental information related to operating leases (in thousands):

Six months ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,175
Right-of-use assets obtained in exchange for new operating lease liabilities	$593

March 31, 2020
Weighted average remaining lease term - operating leases	5.5 years
Weighted average discount rate - operating leases	4.80%

The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

Fiscal year	Amount
Remainder of 2020	$1,713
2021	3,105
2022	2,704
2023	2,381
2024	2,143
2025	2,142
Thereafter	9,219
Total future undiscounted lease payments	23,407
Less imputed interest	(3,947)
Total reported lease liability	$19,460

13. LEASES (CONTINUED)
As follows, aggregate annual future minimum rental commitments under operating leases with noncancelable terms of more than one year at September 30, 2019 were reported under previous lease accounting standards (in thousands):

Fiscal year	Amount
2020	$2,596
2021	2,575
2022	2,314
2023	2,056
2024	2,095
Thereafter	11,361
Total minimum payments required	$22,997

14. RESTRUCTURING
In January 2020, we recorded a re-aligned our product management group within IoT Products and Services segment. We recorded an immaterial amount for employee termination charges. This was fully paid during the second quarter of fiscal 2020.

15. CONTINGENCIES
Contingencies
In November 2018, DimOnOff Inc., a company headquartered in Quebec City, Quebec, Canada ("DimOnOff"), which sells control systems in the building automation and street lighting markets sued us and a former distributor from whom DimOnOff purchased certain of our products.  The suit was brought in the Superior Court of the Province of Quebec in the District of Quebec (Canada) and alleges certain Digi products it purchased and incorporated into street lighting systems in a Canadian city were defective causing some of the street lights to malfunction.  It alleges damages of just over CAD 1.0 million.  We intend to defend ourselves against DimOnOff's claims.  At this time we cannot assess the likelihood or amount of any potential loss.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
16. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2020 Omnibus Incentive Plan (the "2020 Plan") beginning January 29, 2020. Prior to that date such awards made in fiscal 2020 were granted under the 2019 Omnibus Incentive Plan (the "2019 Plan"). Upon stockholder approval of the 2020 Plan, we ceased granting awards under the 2019 Plan. Shares subject to awards under the 2019 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2020 Plan. The authority to grant options under the 2020 Plan and to set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2020 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2020 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. The 2020 Plan is scheduled to expire on January 28, 2030. Options under the 2020 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units, we issue new shares of stock. As of March 31, 2020, there were approximately 1,307,117 shares available for future grants under the 2020 Plan.

16. STOCK-BASED COMPENSATION (CONTINUED)
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election we retain a portion of shares issuable under the award. Tax with withholding obligations otherwise occur by the employee paying cash to us for the withholding. During the six months ended March 31, 2020 and 2019, our employees forfeited 95,209 shares and 91,040 shares, respectively, in order to satisfy respective withholding tax obligations of $1.7 million and $1.0 million.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. Employee contributions to the ESPP were $0.5 million for both the six month periods ended March 31, 2020 and 2019. Pursuant to the ESPP, 53,085 and 63,694 common shares were issued to employees during the six months ended March 31, 2020 and 2019, respectively. Shares are issued under the ESPP from treasury stock. As of March 31, 2020, 776,455 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Cost of sales	$78	$25	$142	$80
Sales and marketing	629	466	1,060	819
Research and development	331	269	625	469
General and administrative	803	533	1,614	1,339
Stock-based compensation before income taxes	1,841	1,293	3,441	2,707
Income tax benefit	(381)	(263)	(713)	(557)
Stock-based compensation after income taxes	$1,460	$1,030	$2,728	$2,150

Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2019	3,348	$10.85
Granted	704	17.12
Exercised	(462)	10.23
Forfeited / Canceled	(61)	11.48
Balance at March 31, 2020	3,529	$12.17	4.3	$689

Exercisable at March 31, 2020	2,053	$10.65	3.2	$689
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $9.54 as of March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the six months ended March 31, 2020 was $3.3 million and during the six months ended March 31, 2019 was $1.6 million.

16. STOCK-BASED COMPENSATION (CONTINUED)
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2020	2019
Weighted average per option grant date fair value	$6.34	$4.36
Assumptions used for option grants:
Risk free interest rate	1.47% - 1.73%	2.56% - 2.93%
Expected term	6.00 years	6.00 years
Expected volatility	36%	33% - 34%
Weighted average volatility	36%	33%
Expected dividend yield	0	0

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
As of March 31, 2020, the total unrecognized compensation cost related to non-vested stock options was $7.3 million and the related weighted average period over which it is expected to be recognized is approximately 3.1 years.
Non-vested Restricted Stock Units
The following table presents a summary of our non-vested restricted stock units as of March 31, 2020 and changes during the six months then ended (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2019	888	$11.65
Granted	351	$16.49
Vested	(295)	$11.66
Canceled	(58)	$11.48
Nonvested at March 31, 2020	886	$13.57

As of March 31, 2020, the total unrecognized compensation cost related to non-vested restricted stock units was $10.6 million. The related weighted average period over which this cost is expected to be recognized is approximately 1.8 years.
17. SUBSEQUENTS EVENTS
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic. This pandemic has significantly impacted the economic conditions globally creating significant uncertainties in the economy.
Cost Reduction Actions
Like most U.S. based businesses, COVID-19 began to have significant impact on our business in the second quarter of fiscal 2020. In response to these developments, we announced a number of cost reduction actions in April 2020:

•	We have suspended most new hires, dramatically decreased our travel and discretionary spending, reduced our capital budget and requested price concessions from our largest vendors;

•	We have eliminated 21 positions and reconfigured our workforce. We expect the payments associated with this restructuring to be complete by the fourth quarter of fiscal 2020;

17. SUBSEQUENT EVENTS (CONTINUED)

•	We have indefinitely suspended our 401(K) matching program in the U.S. and its equivalent in Canada; and

•	Our Board of Directors and the executive team have reduced their cash compensation and base salaries by 10% for the next 6 months in exchange for equity.
Paycheck Protection Program Loan
On April 14, 2020, we were granted a loan under the Paycheck Protection Program ("PPP") established as part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Based on additional rules for the PPP established after the grant acceptance, we subsequently made the determination to pay back the full amount of the loan, plus interest. This payment was made on May 4, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management's discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to these reports.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
The words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which the company operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the present outbreak of the COVID-19 pandemic and efforts to mitigate the same, economies and the ability of companies to operate globally, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures (including, but not limited to, our recently announced acquisition of Opengear), and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2019, this filing on Form 10-Q and other filings, could cause the company's future results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense, adjustments to estimates of contingent consideration, acquisition-related expenses and interest expense from acquisitions permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals, and gains from the disposition of our former corporate headquarters is useful to investors to evaluate the company's core operating results and financial performance because it excludes items that are significant non-cash or non-recurring items reflected in the condensed consolidated statements of operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
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
A description of our critical accounting policies and estimates was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
OVERVIEW
We are a leading global provider of business and mission-critical Internet-of-Things ("IoT") connectivity products, services and solutions comprised of two reporting segments: IoT Products & Services and IoT Solutions.
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
For fiscal 2020, we established the following key operating objectives:

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
At this time, as discussed above, the ongoing COVID-19 pandemic may impact our ability to meet these objectives.
Beginning in the second fiscal quarter, Digi implemented a plan to streamline the company’s operations to more closely align expenses to our projected revenue as well as position the company for continued operating performance and profitable growth.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2020 that we feel are most important in these evaluations:

•
Consolidated revenue increased $7.7 million, or 11.7% in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Product revenue decreased by $7.2 million, or 12.3%, in the second quarter of fiscal 2020 compared to the same period a year ago. Services revenue increased by $0.5 million, or 7.1%, in the second quarter of fiscal 2020 compared to the same period a year ago.

•	Gross margin increased as a percentage of revenue to 52.6% in the second quarter of fiscal 2020 as compared to 46.1% in the second quarter of fiscal 2019.

•
Net income for the second fiscal quarter of 2020 was $2.0 million, or $0.07 per diluted share. Net income for the second fiscal quarter of 2019 was $1.3 million, or $0.05 per diluted share. Adjusted net income and adjusted net income per share was $8.3 million, or $0.28 per diluted share. In the second fiscal quarter of fiscal 2019, adjusted net income and adjusted net income per share was $4.8 million, or $0.17 per diluted share.

•
Adjusted EBITDA for the second fiscal quarter of 2020 was $11.2 million, or 15.2% of total revenue. In the second fiscal quarter of fiscal 2019, Adjusted EBITDA was $6.5 million, or 10.0% of total revenue.

Key trends regarding our existing business
The following trends affected our financial performance in fiscal 2019 and 2018. Without taking into account the potential impacts of the ongoing COVID-19 pandemic, which are discussed below, we would expect these trends to continue to impact our results in the future:

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

•
We expect revenues from our network product offerings within our IoT Products & Services business will decrease over time many of which are in the mature phase of their product life cycles. Note, however, that Opengear's products are included in network product offerings and that we believe these products are not in the mature phase of their lifecycle.

Potential Impacts of COVID-19 on Our Business and Operations
The COVID-19 pandemic represents a fluid situation that presents a wide range of potential impacts of varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.
Like most US-based businesses, the COVID-19 pandemic and efforts to mitigate the same began to have impacts on our business in March 2020. By that time, much of our second fiscal quarter was completed. Because we have a broad set of customers for our products across many industries, to date we have observed disparate impacts among categories of customers, products and services. We have observed recent increases in demand for certain product categories. Conversely, some industries such as entertainment, hospitality and retail that purchase our products and services have already reported a steep decline in demand for their own products or services and we have already observed decreases in their demand within our own business.
Given the fact our products and services serve companies across a broad range of industries, we expect our sales will experience more volatility as a result of the changing and less predictable fiscal health and operational needs of many customers as a result of the COVID-19 pandemic. We are aware that many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 on future operating results. But given disparate demands for certain of our products and from customers in varying industries, it remains too early for us to know the exact impact COVID-19 will have on overall demand for our products and services. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic may go through several phases of varying severity and duration.
Present State of Our Operations
During our second fiscal quarter ended March 31, 2020, we generated $9.4 million of operating cash flow. As of that date, we had a cash balance of $58 million. In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken and are taking targeted steps to lower our operating expenses because of the COVID-19 pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and this situation could change based on a significant number of factors that are not entirely within our control and are discussed in this and other sections of this report on Form 10-Q. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the interim financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business related items. As a result, we increased our reserve for sales returns and additional carrier fees for certain international shipments.
Potential Impacts on Our Supply Chain
To date, restrictions and border closures have not materially restrained our ability to obtain inventory or manufacture or deliver products or services to customers. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business. Travel restrictions impacting people can restrain our ability to assist our customers with on-site installation activities or product troubleshooting, but at present we do not expect these impacts on personal travel to be material to our business operations or financial results. We have taken steps to restrain and monitor our operating expenses and therefore we do not expect any such impacts to materially change the relationship between costs and revenues.
Proactive Efforts to Mitigate the Negative Impacts of COVID-19
Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business effectively using these measures and to maintain all internal controls as documented and posted. We also have not experienced challenges in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.
The actions we have taken so far during the pandemic include, but are not limited to:

•	Requiring all employees who can work from home to work from home;

•	Increasing our IT networking capability to best assure employees can work effectively outside the office;

•	For employees who must perform essential functions in one of our offices:

•	Having employees maintain a distance of at least six feet from other employees whenever possible;

•	Having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;

•	Having employees stay segregated from other employees in the office with whom they require no interaction;

•	Requiring employees to wear masks while they are in the office whenever possible;

•	Allowing employees who utilize public transportation to get to and from the office to work on flexible timelines so they can ride public transportation during non-peak use hours;

•	Increased cleaning of office spaces, surfaces and tools that may come into contact with employees; and

•	Allowing 72 hours before we open non-essential packages and disinfecting any essential packages before they are opened.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2020		2019		(decr.)	2020		2019		(decr.)
Revenue	$73,447	100.0%	$65,764	100.0%	11.7	$135,764	100.0%	$128,077	100.0%	6.0
Cost of sales	34,806	47.4	35,435	53.9	(1.8)	66,659	49.1	67,965	53.1	(1.9)
Gross profit	38,641	52.6	30,329	46.1	27.4	69,105	50.9	60,112	46.9	15.0
Operating expenses	34,917	47.5	29,544	44.9	18.2	65,864	48.5	53,769	41.9	22.5
Operating income	3,724	5.1	785	1.2	374.4	3,241	2.4	6,343	5.0	(48.9)
Other (expense) income, net	(1,595)	(2.2)	399	0.6	(499.7)	(2,032)	(1.5)	563	0.4	(460.9)
Income before income taxes	2,129	2.9	1,184	1.8	79.8	1,209	0.9	6,906	5.4	(82.5)
Income tax expense (benefit)	125	0.1	(158)	(0.2)	(179.1)	(1,003)	(0.7)	882	0.7	(213.7)
Net income	$2,004	2.7%	$1,342	2.0%	49.3	$2,212	1.6%	$6,024	4.7%	63.3

REVENUE BY SEGMENT

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2020		2019		(decr.)	2020		2019		(decr.)
Revenue
IoT Products & Services	$66,890	91.1	$56,039	85.2	19.4	$121,503	89.5%	$109,333	85.4%	11.1
IoT Solutions	6,557	8.9	9,725	14.8	(32.6)	14,261	10.5	18,744	14.6	(23.9)
Total revenue	$73,447	100.0	$65,764	100.0	11.7	$135,764	100.0%	$128,077	100.0%	6.0
IoT Products & Services
IoT Products & Services revenue increased 19.4% and 11.1% for the three and six months ended March 31, 2020, respectively, as compared to the same periods in the prior fiscal year, primarily as a result of:

•	incremental revenue from our acquisition of Opengear; and

•	increased sales to a significant customer of our cellular products and support services revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

This increase partially was offset by:

•	decreased sales of our enterprise and embedded products due to timing and delays in customer purchases

•
large sales to certain customers in the prior year that did not reoccur in fiscal 2020 that decreased sales of our network products for both the three and six months ended March 31, 2020 compared to the prior year comparable periods and decreased RF products for the six months ended March 31, 2020 compared to the same period in the prior year.; and

•	decreased sales of our Digi Remote Manager® and wireless design services.
IoT Solutions
IoT Solutions revenue decreased 32.6% and 23.9% for the three and six months ended March 31, 2020, respectively, as compared to the same periods in the prior fiscal year, primarily as a result of:

•	equipment upgrades from existing customers in fiscal 2019 that did not reoccur in fiscal 2020.
This decrease partially was offset by:

•	increased recurring revenue from our subscription services.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended March 31,				Basis point	Six months ended March 31,				Basis point
($ in thousands)	2020		2019		Inc. (Decr.)	2020		2019		Inc. (Decr.)
Cost of Goods Sold
IoT Products & Services	$31,430	47.0%	$30,476	54.4%	(740)	$59,392	48.9%	$58,404	53.4%	(450)
IoT Solutions	3,376	51.5%	4,959	51.0%	50	7,267	51.0%	9,561	51.0%	—
Total cost of goods sold	$34,806	47.4%	$35,435	53.9%	(650)	$66,659	49.1%	$67,965	53.1%	(400)

	Three months ended March 31,				Basis point	Six months ended March 31,				Basis point
($ in thousands)	2020		2019		Inc. (Decr.)	2020		2019		Inc. (Decr.)
Gross Profit
IoT Products & Services	$35,460	53.0	$25,563	45.6	740	$62,111	51.1%	$50,929	46.6%	450
IoT Solutions	3,181	48.5	4,766	49.0	(50)	6,994	49.0%	9,183	49.0%	—
Total gross profit	$38,641	52.6	$30,329	46.1	650	$69,105	50.9%	$60,112	46.9%	400
IoT Product & Services
IoT Products & Services gross profit margin increased 740 and 450 basis points for the three and six months ended March 31, 2020, respectively, as compared to the same periods in the prior fiscal year. These increases were primarily a result of:

•	incremental gross profit from our acquisition of Opengear; and

•	increased sales from our support services, which has a higher gross margins.
This increase partially was offset by:

•	unfavorable product mix as we experienced lower sales of RF products and certain network products, which typically have higher gross margins.
IoT Solutions
The IoT Solutions gross profit margin decreased 50 basis points for the three months ended March 31, 2020 as compared to the same period in the prior fiscal year primarily was the result of:

•
revenue mix; significant equipment upgrades in second quarter of fiscal 2019, which typically has higher gross margins. In addition, in the second quarter of fiscal 2020 we experienced higher installation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

This decrease was partially offset by:

•	increased recurring subscription revenue, which typically has higher gross margins.
The IoT Solutions gross profit margin remained flat for the six months ended March 31, 202, compared to the same period in the prior fiscal year.
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2020		2019		incr. (decr.)	incr. (decr.)	2020		2019		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$14,556	19.8	$11,534	17.5	$3,022	26.2	$26,617	19.6%	$23,191	18.1%	$3,426	14.8
Research and development	11,532	15.7	9,569	14.6	1,963	20.5	21,863	16.1%	19,087	14.9%	2,776	14.5
General and administrative	8,791	12.0	8,441	12.8	350	4.1	17,346	12.8%	11,558	9.0%	5,788	50.1
Restructuring charge (reversal)	38	—	—	—	38	NM	38	—%	(67)	(0.1)%	105	(156.7)
Total operating expenses	$34,917	47.5	$29,544	44.9	$5,373	18.2	$65,864	48.5%	$53,769	41.9%	$12,095	22.5
The $5.4 million increase in operating expenses in the second quarter of fiscal 2020 from the second quarter of fiscal 2019 primarily was the result of:

•	incremental operating expenses from Opengear;
This increase partially was offset by:

•	a decrease in acquisition earnout expenses of $0.9 million;

•	a $0.7 million decrease in other professional and outside services mostly related to acquisition expenses; and

•	a $0.8 million decrease related to employee commission and other employee related costs.
The $12.1 million increase in operating expenses in the first half of fiscal 2020 from the first half of fiscal 2019 primarily was the result of:

•	incremental operation expenses from Opengear;

•	a $4.4 million gain on the sale of our corporate headquarters building recorded in the first quarter of fiscal 2019; and

•	a $1.0 increase in other professional and outside services mostly related to acquisition expenses.
This increase partially was offset by:

•	a $0.8 million decrease related to employee commission and other employee related costs;

•	a decrease in acquisition earnout expenses of $0.9 million;

•	a reduction of $0.6 million in depreciation and amortization expense mostly related to certain intangibles that have been fully amortized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER (EXPENSE) INCOME, NET

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2020		2019		incr. (decr.)	incr. (decr.)	2020		2019		incr. (decr.)	incr. (decr.)
Other (expense) income, net
Interest income	$50	0.1	$144	0.2	$(94)	(65.3)	$281	0.2%	$352	0.3%	$(71)	(20.2)
Interest expense	(1,734)	(2.4)	(2)	—	(1,732)	NM	(2,166)	(1.6)%	(94)	(0.1)%	(2,072)	NM
Other income (expense), net	89	0.1	257	0.4	(168)	(65.4)	(147)	(0.1)%	305	0.2%	(452)	(148.2)
Total other (expense) income, net	$(1,595)	(2.2)	$399	0.6	$(1,994)	(499.7)	$(2,032)	(1.5)%	$563	0.4%	$(2,595)	(460.9)
NM means not meaningful
The $2.0 million decrease in other (expense) income, net in the second quarter of fiscal 2020 from the second quarter of fiscal 2019 primarily was the result of:

•
an increase in interest expense of $1.7 million related to the balance outstanding under the Credit Facility in connection with the acquisition of Opengear on December 13, 2019 (see Note 8 to the condensed consolidated financial statements).

•	a decrease of $0.1 million related to a reduction in foreign currency gains.
The $2.6 million decrease in other (expense) income, net in the first half of fiscal 2020 from the second half of fiscal 2019 primarily was the result of:

•
an increase in interest expense of $2.1 million related to the balance outstanding under the Credit Facility in connection with the acquisition of Opengear on December 13, 2019 (see Note 8 to the condensed consolidated financial statements).

•	a decrease of $0.4 million related to a reduction in foreign currency gains, primarily related to fluctuations in the Euro.
INCOME TAXES
See Note 11 to the condensed consolidated financial statements for discussion of income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NON-GAAP FINANCIAL INFORMATION
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended March 31,				Six months ended March 31,
	2020		2019		2020		2019
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$73,447	100.0%	$65,764	100.0%	$135,764	100.0%	$128,077	100.0%

Net income	$2,004		$1,342		$2,212		$6,024
Interest expense (income), net	1,684		(142)		1,885		(258)
Income tax expense (benefit)	125		(158)		(1,003)		882
Depreciation and amortization	5,236		3,153		8,853		6,826
Stock-based compensation	1,841		1,293		3,441		2,707
Gain on sale of building	—		—		—		(4,396)
Restructuring charge (reversal)	38		—		38		(67)
Acquisition expense	249		1,060		2,155		991
Adjusted EBITDA	$11,177	15.2%	$6,548	10.0%	$17,581	12.9%	$12,709	9.9%

Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended March 31,				Six months ended March 31,
	2020		2019		2020		2019
Net income and net income per diluted share	$2,004	$0.07	$1,342	$0.05	$2,212	$0.07	$6,024	$0.21
Amortization	4,116	0.14	2,069	0.07	6,564	0.22	4,609	0.16
Stock-based compensation	1,841	0.06	1,293	0.05	3,441	0.12	2,707	0.10
Other non-operating (income) expense	(89)	—	(257)	(0.01)	147	—	(305)	(0.01)
Acquisition expense	249	0.01	1,060	0.04	2,155	0.07	991	0.04
Acquisition earn-out adjustments	(388)	(0.01)	567	0.02	(129)	—	810	0.03
Restructuring charge (reversal)	38	—	—	—	38	—	(67)	—
Interest expense related to acquisition	1,709	0.06	—	—	2,125	0.07	—	—
Gain on sale of building	—	—	—	—	—	—	(4,396)	(0.16)
Tax effect from the above adjustments (1)	(1,121)	(0.04)	(1,110)	(0.04)	(2,731)	(0.09)	(1,020)	(0.04)
Discrete tax benefits (2)	(102)	—	(202)	(0.01)	(1,061)	(0.04)	(308)	(0.01)
Adjusted net income and adjusted net income per diluted share (3)	$8,257	$0.28	$4,762	$0.17	$12,761	$0.43	$9,045	$0.32
Diluted weighted average common shares		29,486		28,438		29,585		28,289

(1)	The tax effect from the above adjustments assumes an annualized effective tax rate of 18% for both fiscal 2020 and 2019.

(2)
For the three months ended March 31, 2020, discrete tax benefits primarily include excess tax benefits recognized on stock compensation. For the six months ended March 31, 2020, discrete tax benefits include excess tax benefits recognized on stock compensation and an adjustment of our state deferred tax rate due to the Opengear acquisition. For the three and six months ended March 31, 2019, discrete tax benefits are a result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation.

(3)	Adjusted net income per diluted share may not add due to the use of rounded numbers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
Historically we have financed our operations and capital expenditures principally with funds generated from operations. Our liquidity requirements arise from our working capital needs, and to a lesser extent, our need to fund capital expenditures to support our current operations and facilitate growth and expansion. In the first quarter of fiscal 2020, we incurred debt of $110 million associated with our acquisition of Opengear. As of March 31, 2020, $40 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 8 to our condensed consolidated financial statements.
We expect positive cash flows from operations. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. As follows, our condensed consolidated statement of cash flows for the six months ended March 31, 2020 and 2019 is summarized:

	Six months ended March 31,
($ in thousands)	2020	2019
Operating activities	$(12,683)	$6,202
Investing activities	(136,532)	4,953
Financing activities	112,931	908
Effect of exchange rate changes on cash and cash equivalents	1,578	(484)
Net (decrease) increase in cash and cash equivalents	$(34,706)	$11,579
Cash flows from operating activities decreased $18.9 million primarily as a result of:

•
negative changes in operating assets and liabilities (net of acquisitions) of $20.1 million, primarily due to increased accounts receivable and income taxes receivable, decrease in accounts payable, lower accrued expenses; and

•
a decrease in net income of $3.8 million, partially offset by non-cash adjustments of $5.0 million. This primarily included a gain in the sale of our former corporate headquarters building in the prior fiscal year.

Cash flows from investing activities decreased $141.5 million primarily as a result of:

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

Cash flows from financing activities increased $112.0 million primarily as a result of:

•	proceeds from assuming $110.0 million of debt from the Revolving Loan and Term Loan (see Note 8 to the condensed consolidated financial statements); and

•	increases in proceeds from stock award plans in addition to an increase in prior year acquisition earn-out payments;

•	a partial offset to these decreases relates to the payments on long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2020:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$24,426	$3,497	$5,887	$4,699	$10,343
Contingent consideration	$10,379	$10,379	$—	$—	$—
Revolving loan	$60,000	$—	$—	$60,000	$—
Term loan	$49,375	$2,500	$6,563	$40,312	$—
Interest on long-term debt	$23,257	$5,227	$9,455	$8,575	$—
Total	$167,437	$21,603	$21,905	$113,586	$10,343
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.4 million as of March 31, 2020. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of March 31, 2020, we had $49.4 million outstanding under our Term Loan and $60.0 million outstanding under our Revolving Loan, subject to variable interest rates that reset quarterly based on changes in market rates and our consolidated leverage. Based on the balance sheet position for both the Term Loan and Revolving Loan at March 31, 2020, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.1 million. For additional information, see Note 8 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
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
For both the six months ended March 31, 2020 and 2019, we had approximately $30.9 million and $32.9 million, respectively, of revenue from foreign customers including export sales. Of these sales, $1.5 million and $1.7 million, respectively, were denominated in foreign currency, predominantly Euros and Canadian Dollar. In future periods, we expect that the majority of our sales will continue to be in U.S. Dollars. The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Six months ended March 31,		% increase
	2020	2019	(decrease)
Euro	1.0979	1.1419	(3.9)%
British Pound	1.2191	1.2942	(5.8)%
Japanese Yen	0.0092	0.0090	2.2%
Canadian Dollar	0.7244	0.7547	(4.0)%
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first six months of fiscal 2020 would have resulted in a 0.1% increase or decrease in revenue and a 1.8% increase or decrease in stockholders' equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
CREDIT RISK
We have exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management and customer contacts to facilitate payment.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On December 13, 2019, we completed our acquisition of Opengear. As permitted for recently acquired businesses, management has excluded the acquired Opengear business from its assessment of internal control over financial reporting. The excluded Opengear business represents total assets of 35% of our consolidated total assets as of March 31, 2020. The Opengear total assets include intangibles of 21%, which will be evaluated and tested under our corporate controls. We are required to include Opengear in our assessment beginning in the first quarter of fiscal 2021.
There were no changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth under the heading "Contingencies" in Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2019 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.
Our sales and operations globally face risks related to health epidemics or pandemics that could disrupt our operations and adversely impact our sales and operating results.
Our business operations and financial results could be adversely affected by the effects of a widespread outbreak of contagious disease or other material adverse widespread public health development, such as the recent outbreak of the COVID-19 respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. These effects could include the absence of one or more key employees or significant numbers or employees generally, disruptions or restrictions on our ability to maintain operations at one or more of our facilities, disruptions or restrictions to travel that is important to our operations, adverse impacts on our ability to distribute or deliver our products or services as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers. Any of the above absences, disruptions or restrictions could impact our sales and operating results negatively. If these absences, disruptions or restrictions are significant and material it is possible our business continuity could be jeopardized. Depending on the location of any such disruption or restriction, there may not be a solution that will be easy to implement in a timely manner or without significant expense. In addition, any significant outbreak of contagious diseases could materially and adversely affect the economies and financial markets of many countries or the entire world, resulting in an economic downturn that could affect demand for our products, likely impact our operating results and restrain our access to capital from lenders or other sources.
If our stock price declines over a sustained period of time, our profits significantly decrease or our acquired businesses do not attain results that were anticipated at the time of acquisition, we may need to recognize an impairment of our goodwill.
The price of our common stock could decline. If such a decline continued over a sustained period of time, we could have an impairment of our goodwill. Our market value is dependent upon certain factors, including continued future growth of our products, services and solutions. If such growth does not materialize or our forecasts are not met (including forecasts established at the time of acquisition), our profits could be significantly reduced, and our market value may decline, which could result in an impairment of our goodwill. As discussed in other risk factors, there could be circumstances beyond our control, such as impacts from the current COVID-19 pandemic that could exacerbate the conditions that would lead to such an impairment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2020 - January 31, 2020	6,340	$16.49	—	$—
February 1, 2020 - February 29, 2020	146	$14.19	—	$—
March 1, 2020 - March 31, 2020	—	$—	—	$—
	6,486	$16.44	—	$—

(1)	All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Description	Method of Filing
2	(a)
Agreement and Plan of Merger by and among Digi International Inc., Namath Merger Sub. Inc., Opengear, Inc. and Shareholder Representative Services LLC, as representative, dated as of November 7, 2019* (1)
Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (3)	Incorporated by Reference

10	(a)	Digi International Inc. Employee Stock Purchase Plan as Amended and Restated as of December 10, 2019**	Filed Electronically

10	(b)	Digi International Inc. 2020 Omnibus Incentive Plan**	Filed Electronically

10	(b)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2020 Omnibus Incentive Plan**	Filed Electronically

10	(b)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2020 Omnibus Incentive Plan**	Filed Electronically

10	(b)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2020 Omnibus Incentive Plan**	Filed Electronically

10	(b)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)**	Filed Electronically

10	(b)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)**	Filed Electronically

10	(c)
First Amendment to Credit Agreement dated as of April 14, 2020 by and among Digi International, Inc., the other loan parties signatory thereto, each Lender under the Credit Agreement party thereto and BMO Harris Bank, N.A., as administrative agent
Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2020, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in iXBRL (included in Exhibit 101).
______________
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Digi agrees to furnish to the Commission a copy of any omitted schedule upon request.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 8, 2019.

(2)	Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

(3)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 8, 2020	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)