Form 10-Q
period 2020-06-30
DIGI INTERNATIONAL INC
filed 2020-08-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On August 4, 2020, there were 29,035,870 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenue:
Product	$62,807	$53,434	$182,695	$166,887
Service	7,531	7,732	23,407	22,356
Total revenue	70,338	61,166	206,102	189,243
Cost of sales:
Cost of product	28,759	29,230	86,937	89,124
Cost of service	3,005	2,889	9,439	9,495
Amortization	1,225	719	3,272	2,184
Total cost of sales	32,989	32,838	99,648	100,803
Gross profit	37,349	28,328	106,454	88,440
Operating expenses:
Sales and marketing	13,133	11,392	39,750	34,583
Research and development	10,892	8,584	32,755	27,671
General and administrative	10,378	6,751	27,724	18,309
Restructuring charge (reversal)	91	(20)	129	(87)
Total operating expenses	34,494	26,707	100,358	80,476
Operating income	2,855	1,621	6,096	7,964
Other (expense) income, net:
Interest income	22	205	303	557
Interest expense	(900)	—	(3,066)	(94)
Other (expense) income, net	(67)	(174)	(214)	131
Total other (expense) income, net	(945)	31	(2,977)	594
Income before income taxes	1,910	1,652	3,119	8,558
Income tax expense (benefit)	144	4	(859)	886
Net income	$1,766	$1,648	$3,978	$7,672

Net income per common share:
Basic	$0.06	$0.06	$0.14	$0.28
Diluted	$0.06	$0.06	$0.13	$0.27
Weighted average common shares:
Basic	28,972	28,072	28,772	27,816
Diluted	29,187	28,589	29,477	28,414

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$1,766	$1,648	$3,978	$7,672
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	681	532	857	(1,120)
Change in net unrealized gain on investments	—	4	—	18
Less income tax expense	—	(1)	—	(5)
Other comprehensive income (loss), net of tax	681	535	857	(1,107)
Comprehensive income	$2,447	$2,183	$4,835	$6,565
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	September 30, 2019
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,085	$92,792
Accounts receivable, net	53,876	56,417
Inventories	46,550	39,764
Other current assets	10,951	3,574
Total current assets	166,462	192,547
Property, equipment and improvements, net	12,284	13,857
Operating lease right-of-use assets	14,937	—
Intangible assets, net	125,229	30,667
Goodwill	206,693	153,422
Deferred tax assets	427	7,330
Other non-current assets	837	875
Total assets	$526,869	$398,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,972	$—
Accounts payable	21,929	21,183
Accrued compensation	8,702	8,733
Unearned revenue	4,962	5,025
Contingent consideration on acquired businesses	4,228	5,407
Current portion of operating lease liabilities	2,540	—
Other current liabilities	6,012	4,110
Total current liabilities	50,345	44,458
Income taxes payable	1,544	1,192
Deferred tax liabilities	18,934	261
Long-term debt	74,477	—
Operating lease liabilities	16,799	—
Other non-current liabilities	1,465	3,809
Total liabilities	163,564	49,720
Contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 35,405,481 and 34,608,003 shares issued	354	346
Additional paid-in capital	276,960	266,567
Retained earnings	165,897	161,919
Accumulated other comprehensive loss	(24,658)	(25,515)
Treasury stock, at cost, 6,373,007 and 6,367,428 shares	(55,248)	(54,339)
Total stockholders' equity	363,305	348,978
Total liabilities and stockholders' equity	$526,869	$398,698

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2020	2019
	(in thousands)
Operating activities:
Net income	$3,978	$7,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,472	3,343
Amortization of intangible assets	10,687	6,669
Stock-based compensation	5,323	4,180
Deferred income tax provision	744	1,189
Gain on sale of property and equipment	—	(4,458)
Change in fair value of contingent consideration	(128)	1,188
Provision for bad debt and product returns	438	594
Provision for inventory obsolescence	1,467	1,350
Restructuring charge (reversal)	129	(87)
Other	(37)	131
Changes in operating assets and liabilities (net of acquisitions)	(6,920)	757
Net cash provided by operating activities	19,153	22,528
Investing activities:
Proceeds from maturities and sales of marketable securities	—	2,500
Acquisition of business, net of cash acquired	(136,098)	—
Proceeds from sale of property and equipment	—	10,047
Purchase of property, equipment, improvements and certain other intangible assets	(693)	(8,600)
Net cash (used in) provided by investing activities	(136,791)	3,947
Financing activities:
Proceeds from long-term debt	119,018	—
Payments on long-term debt	(40,268)	—
Payments for contingent consideration	(4,698)	(3,748)
Proceeds from stock option plan transactions	5,063	4,054
Proceeds from employee stock purchase plan transactions	798	835
Purchases of common stock	(1,692)	(1,051)
Net cash provided by financing activities	78,221	90
Effect of exchange rate changes on cash and cash equivalents	1,710	(485)
Net (decrease) increase in cash and cash equivalents	(37,707)	26,080
Cash and cash equivalents, beginning of period	92,792	58,014
Cash and cash equivalents, end of period	$55,085	$84,094

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(1,202)	$(921)
Contingent consideration recognized related to acquisition of business	$(5,100)	$—
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$—	$(7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2018	33,813	$338	6,385	$(54,216)	$255,936	$151,961	$(23,526)	$330,493
Net income						7,672		7,672
Other comprehensive loss							(1,107)	(1,107)
Employee stock purchase plan issuances			(91)	773	62			835
Repurchase of common stock			92	(1,051)				(1,051)
Issuance of stock under stock award plans	698	7			4,047			4,054
Stock-based compensation expense					4,180			4,180
Balances, June 30, 2019	34,511	$345	6,386	$(54,494)	$264,225	$159,633	$(24,633)	$345,076

Balances, September 30, 2019	34,608	$346	6,367	$(54,339)	$266,567	$161,919	$(25,515)	$348,978
Net income						3,978		3,978
Other comprehensive income							857	857
Employee stock purchase plan issuances			(90)	783	15			798
Repurchase of common stock			96	(1,692)				(1,692)
Issuance of stock under stock award plans	797	8			5,055			5,063
Stock-based compensation expense					5,323			5,323
Balances, June 30, 2020	35,405	$354	6,373	$(55,248)	$276,960	$165,897	$(24,658)	$363,305
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we", "us", "our", "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the year ended September 30, 2019 (the "2019 Financial Statements"). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.

Potential Impacts of COVID-19 on our Business
The impact of the coronavirus disease 2019 ("COVID-19") pandemic continues to unfold. The extent of the pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the timing and level of resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. For a more detailed discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q.
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
We adopted this standard in the first quarter of fiscal 2020, following the modified retrospective application approach that applies the new standard to all applicable leases existing at the date of initial application and not restating comparative periods. We have completed our implementation efforts. These efforts included identification and analysis of our lease portfolio, analysis and evaluation of the new reporting and disclosure requirements of the new guidance, and an evaluation of our lease-related processes and internal controls. The adoption of this standard resulted in the recognition of a right-of-use asset included in other non-current assets of approximately $14.1 million. It also resulted in a lease liability of approximately $17.9 million included in other current liabilities and other non-current liabilities. Both of these were recorded on our condensed consolidated balance sheet in the first quarter of fiscal 2020. In adopting the new standard, we elected the package of practical expedients permitted under the transition guidance, as well as the practical expedient not to separate non-lease components from lease components. We also elected the practical expedient to use hindsight in determining the lease term when considering options to extend or terminate a lease, options to purchase the underlying asset, and in assessing the impairment of right-of-use assets. The adoption of this standard did not have a significant impact on our condensed consolidated results of operations or condensed consolidated statements of cash flows. We have identified new and updated existing internal controls and processes to support measurement, recognition and disclosure under this new standard. Such changes were not deemed to be material to our overall system of internal control over financial reporting.
Not Yet Adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820).  The updated guidance changes the disclosure requirements on fair value measurements. The updated guidance is effective for us beginning

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
with the quarter ending December 31, 2020. Early adoption is permitted for any removed or modified disclosures. We are evaluating the impact of adopting ASU 2018-13 on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. ASU 2016-13 is effective for us beginning with the quarter ending December 31, 2020. Entities may early adopt beginning after December 15, 2018. We are evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

2. ACQUISITIONS
Acquisition of Opengear, Inc.
On December 13, 2019, we completed our acquisition of Opengear, Inc. ("Opengear"), a New Jersey-based provider of secure IT infrastructure products and software. Opengear results are included in our condensed consolidated financial statements within our IoT Products & Services segment.
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with cash of $148.1 million comprised of cash on hand and proceeds from our credit facility (see Note 8 to the condensed consolidated financial statements). The earn-out payments are based on revenue performance from Opengear for the twelve-month periods ended December 31, 2019 and ending December 31, 2020. The cumulative amount of these earn-outs for the periods ended December 31, 2019 and December 31, 2020, will not exceed $5.0 million and $10.0 million, respectively. We paid the first installment of $0.9 million for the period ended December 31, 2019 during the third quarter of fiscal 2020. The fair value of this contingent consideration was $5.1 million at the date of acquisition and the remaining fair value was $4.2 million at June 30, 2020 (see Note 5 to the condensed consolidated financial statements).
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

Cash	$148,058
Contingent consideration	5,100
Total	$153,158

Fair value of net tangible assets acquired	$20,086
Identifiable intangible assets:
Customer relationships	79,000
Purchased and core technology	18,100
Trademarks	8,000
Deferred tax liability on identifiable intangible assets	(25,634)
Goodwill	53,606
Total	$153,158
The condensed consolidated balance sheet as of June 30, 2020 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the net tangible assets acquired is preliminary and remains subject to change due to the finalization of the net working capital adjustment and related escrow. Included in the fair value of net tangible assets acquired are $1.4 million of right-of-use assets

2. ACQUISITIONS (CONTINUED)
included in other non-current assets and $1.7 million of lease liability included in other current and non-current liabilities associated with Opengear's operating leases.
The preliminary weighted average useful life for all the identifiable intangibles listed above is estimated to be 13.4 years. For purposes of determining fair value, the existing customer relationships identified above are assumed to have a useful life of 14.5 years, purchased and core technology is assumed to have useful life of 9.0 years and trademarks are assumed to have a useful life of 12.0 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method. This reflects the pattern in which the assets are expected to be consumed.
Costs directly related to the acquisition of $0.3 million incurred in the fourth quarter of fiscal 2019 and $2.6 million incurred in fiscal 2020 have been charged directly to operations and are included in general and administrative expenses in our condensed consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following consolidated pro forma information is presented as if the acquisition had occurred on October 1, 2018 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net sales	$70,338	$74,946	$220,998	$229,831
Net income	$2,411	$3,064	$9,847	$7,901
Net income per share - basic	$0.08	$0.11	$0.34	$0.28
Net income per share - diluted	$0.08	$0.11	$0.33	$0.28
Pro forma net income has been adjusted to include interest expense related to debt incurred as a result of the acquisition as well as amortization on the fair value of the intangibles acquired. It also has been adjusted to assume the acquisition-related costs of $3.0 million were incurred as of the first quarter of fiscal 2019.
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

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$1,766	$1,648	$3,978	$7,672

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	28,972	28,072	28,772	27,816
Effect of dilutive securities:
Stock options and restricted stock units	215	517	705	598
Denominator for diluted net income per common share — adjusted weighted average shares	29,187	28,589	29,477	28,414

Net income per common share, basic	$0.06	$0.06	$0.14	$0.28
Net income per common share, diluted	$0.06	$0.06	$0.13	$0.27

3. EARNINGS PER SHARE (CONTINUED)
For the three months ended June 30, 2020 and 2019, there were 2,241,860 and 617,841 potentially dilutive shares, respectively. For the nine months ended June 30, 2020 and 2019, there were 1,146,581 and 667,841 potentially dilutive shares, respectively. These potentially dilutive shares were related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of our common shares.

4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2020	September 30, 2019
Accounts receivable, net:
Accounts receivable	$60,106	$60,062
Less allowance for doubtful accounts	2,178	968
Less reserve for future returns and pricing adjustments	4,052	2,677
Accounts receivable, net	$53,876	$56,417
Inventories:
Raw materials	$33,080	$12,308
Work in process	—	565
Finished goods	13,470	26,891
Inventories	$46,550	$39,764

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

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired businesses	$4,228	$—	$—	$4,228
Total liabilities measured at fair value	$4,228	$—	$—	$4,228

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2019	Level 1	Level 2	Level 3
Assets:
Money market	$56,700	$56,700	$—	$—
Total assets measured at fair value	$56,700	$56,700	$—	$—
Liabilities:
Contingent consideration on acquired businesses	$5,407	$—	$—	$5,407
Total liabilities measured at fair value	$5,407	$—	$—	$5,407
In connection with our acquisition of Bluenica Corporation ("Bluenica") in October 2015, we agreed to make contingent earn-out payments over a period of up to 4 years, subject to achieving specified revenue thresholds for sales of Bluenica products. We paid the final installment of $2.9 million during the third quarter of fiscal 2020.

5. FAIR VALUE MEASUREMENTS (CONTINUED)
In connection with our acquisition of Accelerated Concepts, Inc. ("Accelerated") in January 2018, we agreed to make contingent earn-out payments if specified revenue thresholds for sales of Accelerated products were achieved. We made the first installment payment of $3.5 million in the third quarter of fiscal 2019. The earn-out period for this acquisition ended on January 22, 2020. We paid the final installment of $2.4 million in the third quarter of fiscal 2020.
In connection with our acquisition of Opengear, we agreed to make contingent payments, based upon certain revenue thresholds (see Note 2 to the condensed consolidated financial statements). We paid the first installment of $0.9 million during the third quarter of fiscal 2020. The fair value of the remaining liability for contingent consideration for the acquisition of Opengear was $4.2 million at June 30, 2020.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Fair value at beginning of period	$10,379	$8,527	$5,407	$10,065
Contingent consideration recognized for acquired business	—	—	5,100	—
Contingent consideration payments	(6,151)	(3,500)	(6,151)	(5,848)
Change in fair value of contingent consideration	—	378	(128)	1,188
Fair value at end of period	$4,228	$5,405	$4,228	$5,405
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration at June 30, 2020 based on the probability of achieving the specified revenue thresholds at 49% for Opengear. A significant change in our estimates of achieving any relevant target could materially change the fair value of the contingent consideration liability.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	June 30, 2020			September 30, 2019
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$75,728	$(54,030)	$21,698	$57,699	$(50,986)	$6,713
License agreements	112	(105)	7	102	(74)	28
Patents and trademarks	22,748	(13,111)	9,637	14,577	(11,970)	2,607
Customer relationships	125,300	(31,593)	93,707	46,315	(25,266)	21,049
Non-compete agreements	600	(420)	180	600	(330)	270
Order backlog	1,800	(1,800)	—	1,800	(1,800)	—
Total	$226,288	$(101,059)	$125,229	$121,093	$(90,426)	$30,667
Amortization expense was $4.1 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, and $10.7 million and $6.7 million for the nine months ended June 30, 2020 and 2019, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
Estimated amortization expense related to intangible assets for the remainder of fiscal 2020 and the five succeeding fiscal years is (in thousands):

2020 (three months)	$4,065
2021	$15,555
2022	$14,711
2023	$12,518
2024	$11,815
2025	$8,358
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Nine months ended June 30,
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2019	$103,519	$49,903	$153,422
Acquisitions	53,606	—	53,606
Foreign currency translation adjustment	20	(355)	(335)
Balance at June 30, 2020	$157,145	$49,548	$206,693
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
Assumptions and estimates to determine fair values under the income and market approaches are complex and often subjective. They can be affected by a variety of factors. These include external factors such as industry and economic trends. They also include internal factors such as changes in our business strategy and our internal forecasts. We believe we made a reasonable estimate with the assumptions used to calculate the fair values of our two reporting segments. Changes in circumstances or a potential event could negatively affect the estimated fair values. We will continue to monitor potential COVID-19 industry and demand impacts as this could potentially affect our cash flows and market capitalization. If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill.
Results of our Fiscal 2020 Annual Impairment Test
As of June 30, 2020, we had a total of $157.1 million of goodwill for the IoT Products & Services reporting unit and $49.6 million of goodwill for the IoT Solutions reporting unit. At June 30, 2020, fair value exceeded the carrying value by more than 10% for both reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $338.2 million as of June 30, 2020. This implied a range of control premiums of 17.0% to 29.1%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.

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
Prior to May 4, 2020, borrowings under the Credit Facility bore interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage ("ABR"); this interest rate was reset quarterly. Effective May 4, 2020, borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 3.25% to 1.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at June 30, 2020 was 1.1%.
We also incurred debt issuance costs under the Credit Facility of $2.6 million in the first quarter of fiscal 2020. These issuance costs are being amortized using the straight-line method over the term of the loan and reported in interest expense.
Amounts under the Term Loan will be repaid in quarterly installments on the last day of each fiscal quarter. Amortization is 5% in the first two years, 7.5% in the next two years and 10% in the final year.  The remaining outstanding balance will mature on December 13, 2024. The Revolving Loan is due in a lump sum payment at maturity on December 13, 2024.
The fair values of the Term Loan and Revolving Loan approximated carrying value at June 30, 2020.
The following table is a summary of our long-term indebtedness at June 30, 2020 (in thousands):

Revolving loan	$30,000
Term loan	48,750
Total loans	78,750
Less unamortized issuance costs	(2,301)
Less current maturities of long-term debt	(1,972)
Total long-term debt, net of current portion	$74,477

The following table is a summary of future maturities of our aggregate long-term debt at June 30, 2020 (in thousands):

2020 (three months)	$625
2021	2,500
2022	3,438
2023	3,750
2024	4,687
2025	63,750
Total long-term debt	$78,750

Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At June 30, 2020, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

8. DEBT (CONTINUED)
Paycheck Protection Program Loan
On April 14, 2020, we were granted a loan for $9.0 million under the Paycheck Protection Program ("PPP") established as part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Based on additional rules for the PPP established after the grant acceptance, we subsequently made the determination to pay back the full amount of the loan of $9.0 million, plus interest. This payment was made on May 4, 2020.

9. SEGMENT INFORMATION
We have two reportable operating segments: IoT Products & Services and IoT Solutions. Summary operating results for each of our segments were (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Revenue
IoT Products & Services	$63,472	$50,510	$184,975	$159,843
IoT Solutions	6,866	10,656	21,127	29,400
Total revenue	$70,338	$61,166	$206,102	$189,243
Gross Profit
IoT Products & Services	$33,899	$23,058	$96,010	$73,987
IoT Solutions	3,450	5,270	10,444	14,453
Total gross profit	$37,349	$28,328	$106,454	$88,440
Depreciation and amortization
IoT Products & Services	$3,320	$1,391	$8,364	$4,711
IoT Solutions	1,986	1,795	5,795	5,301
Total depreciation and amortization	$5,306	$3,186	$14,159	$10,012
Total expended for property, plant and equipment was (in thousands):

	Nine months ended June 30,
	2020	2019
Expended for property, equipment and improvements
IoT Products & Services	$654	$8,212
IoT Solutions*	39	388
Total expended for property, plant and equipment	$693	$8,600
* Excluded from this amount is $1,202 and $921 of transfers of inventory to property plant and equipment for subscriber assets for the nine months ended June 30, 2020 and 2019, respectively.
Total assets for each of our segments were (in thousands):

	June 30, 2020	September 30, 2019
Assets
IoT Products & Services	$383,593	$215,651
IoT Solutions	88,191	90,255
Unallocated*	55,085	92,792
Total assets	$526,869	$398,698
*Unallocated consists of cash and cash equivalents and current marketable securities.

10. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers:

	Three months ended June 30,		Nine months ended June 30,
($ in thousands)	2020	2019	2020	2019
North America, primarily the United States	$52,603	$43,604	$157,513	$138,808
Europe, Middle East & Africa	11,027	9,582	29,428	30,450
Rest of world	6,708	7,980	19,161	19,985
Total revenue	$70,338	$61,166	$206,102	$189,243
The following table summarizes our revenue by the timing of revenue recognition:

	Three months ended June 30,		Nine months ended June 30,
($ in thousands)	2020	2019	2020	2019
Transferred at a point in time	$63,674	$54,452	$186,739	$172,640
Transferred over time	6,664	6,714	19,363	16,603
Total revenue	$70,338	$61,166	$206,102	$189,243
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $2.2 million and $2.1 million as of June 30, 2020 and September 30, 2019, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.4 million and $0.3 million for the three month periods ended June 30, 2020 and June 30, 2019, respectively and $1.1 million and $0.7 million for the nine month periods ended June 30, 2020 and June 30, 2019, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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
Changes in unearned revenue were:

($ in thousands)	Nine months ended June 30, 2020
Unearned revenue, beginning of period	$5,025
Billings	24,810
Revenue recognized	(23,407)
Unearned revenue, end of period	$6,428
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2020, approximately $14.4 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $11.2 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.

11. INCOME TAXES
Our income tax benefit was $0.9 million for the nine months ended June 30, 2020. Included in this benefit was a net tax benefit discretely related to the nine months ended June 30, 2020 of $1.1 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation and an adjustment of our state deferred tax rate due to the Opengear acquisition. For the nine months ended June 30, 2020, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate. This was primarily due to certain research and development tax credits generated in the U.S.
Income tax expense was $0.9 million for the nine months ended June 30, 2019. Included in this expense was a net tax benefit discretely related to the nine months ended June 30, 2019 of $0.6 million. This expense primarily was the result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation. For the nine months ended June 30, 2019, our effective tax rate before items discretely related to the period was less than the U.S. statutory rate. This primarily was due to certain income tax credits generated in the U.S.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2019	$1,713
Increases related to:
Prior year income tax positions	751
Decreases related to:
Settlements	(7)
Expiration of statute of limitations	(258)
Unrecognized tax benefits as of June 30, 2020	$2,199
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $2.0 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months.

12. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2020	$860	$123	$(96)	$887
Three months ended June 30, 2019	$1,109	$47	$(101)	$1,055

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2020	$1,012	$525	$(650)	$887
Nine months ended June 30, 2019	$1,172	$263	$(380)	$1,055

13. LEASES
Our leases primarily consist of operating leases for office space. All of our leases are operating leases. For any lease with an initial term in excess of twelve months, the related lease assets and lease liabilities are recognized on the condensed consolidated balance sheets as either operating or financing leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. We have elected to combine lease

13. LEASES (CONTINUED)
and non-lease components for all classes of assets. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. Instead we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We generally use a collateralized incremental borrowing rate based on information available at the commencement date, including the lease term, in determining the present value of future payments. When determining our right-of-use asset, we generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised.
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	June 30, 2020
Assets
Operating leases	Other non-current assets	$14,937
Total lease assets		$14,937

Liabilities
Operating leases	Other current liabilities	$2,540
Operating leases	Other non-current liabilities	16,799
Total lease liabilities		$19,339
The following were the components of our lease cost (in thousands):

	Statement of Operations Location	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease cost	Cost of goods sold and SG&A	$901	$2,584
Variable lease cost	Cost of goods sold and SG&A	260	497
Total lease cost		$1,161	$3,081
The following table presents supplemental information related to operating leases (in thousands):

Nine months ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,010
Right-of-use assets obtained in exchange for new operating lease liabilities	$993

June 30, 2020
Weighted average remaining lease term - operating leases	5.5 years
Weighted average discount rate - operating leases	4.80%

13. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

Fiscal year	Amount
Remainder of 2020	$873
2021	3,308
2022	2,911
2023	2,656
2024	2,450
2025	2,348
Thereafter	9,219
Total future undiscounted lease payments	23,765
Less imputed interest	(4,426)
Total reported lease liability	$19,339
As follows, aggregate annual future minimum rental commitments under operating leases with noncancelable terms of more than one year at September 30, 2019 were reported under previous lease accounting standards (in thousands):

Fiscal year	Amount
2020	$2,596
2021	2,575
2022	2,314
2023	2,056
2024	2,095
Thereafter	11,361
Total minimum payments required	$22,997

14. RESTRUCTURING
In second quarter of fiscal 2020, we recorded and re-aligned our product management group within IoT Products and Services segment. We recorded $38 thousand for employee termination charges. This was fully paid during the second quarter of fiscal 2020.
In the third quarter of fiscal 2020, we recorded $95 thousand of restructuring for employee termination charges within both of our operating segments. This restructuring is expected to be fully paid in the fourth quarter of fiscal 2020.

15. CONTINGENCIES
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
The 2020 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2020 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. The 2020 Plan is scheduled to expire on January 28, 2030. Options under the 2020 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units, we issue new shares of stock. As of June 30, 2020, there were approximately 1,198,802 shares available for future grants under the 2020 Plan.
Cash received from the exercise of stock options was $0.3 million and $5.1 million for the three and nine months ended June 30, 2020, respectively. Cash received from the exercise of stock options was $0.3 million and $4.1 million for the three and nine months ended June 30, 2019, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election we retain a portion of shares issuable under the award. Tax with withholding obligations otherwise occur by the employee paying cash to us for the withholding. During the nine months ended June 30, 2020 and 2019, our employees forfeited 95,997 shares and 91,580 shares, respectively, in order to satisfy respective withholding tax obligations of $1.7 million and $1.1 million.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. ESPP contributions by employees were $0.3 million and $0.8 million and common shares issued were 37,333 and 90,418 during the three and nine months ended June 30, 2020, respectively. ESPP contributions by employees were $0.3 million and $0.8 million and common shares issued were 26,898 and 90,592 during the three and nine months ended June 30, 2019, respectively. Shares are issued under the ESPP from treasury stock. As of June 30, 2020, 739,122 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Cost of sales	$80	$55	$222	$135
Sales and marketing	609	453	1,669	1,272
Research and development	283	268	908	737
General and administrative	910	697	2,524	2,036
Stock-based compensation before income taxes	1,882	1,473	5,323	4,180
Income tax benefit	(399)	(306)	(1,111)	(863)
Stock-based compensation after income taxes	$1,483	$1,167	$4,212	$3,317

16. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2019	3,348	$10.85
Granted	776	16.63
Exercised	(500)	10.12
Forfeited / Canceled	(138)	13.15
Balance at June 30, 2020	3,486	$12.15	4.2	$3,111

Exercisable at June 30, 2020	2,073	$10.69	3.0	$2,787
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $11.65 as of June 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the nine months ended June 30, 2020 was $3.4 million and during the nine months ended June 30, 2019 was $1.7 million.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2020	2019
Weighted average per option grant date fair value	$6.18	$4.37
Assumptions used for option grants:
Risk free interest rate	0.44% - 1.73%	2.3% - 2.93%
Expected term	6.00 years	6.00 years
Expected volatility	36% - 42%	33% - 34%
Weighted average volatility	36%	33%
Expected dividend yield	—	—
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
As of June 30, 2020, the total unrecognized compensation cost related to non-vested stock options was $6.7 million and the related weighted average period over which it is expected to be recognized is approximately 2.9 years.

16. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Restricted Stock Units
The following table presents a summary of our non-vested restricted stock units as of June 30, 2020 and changes during the nine months then ended (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2019	888	$11.65
Granted	504	$14.88
Vested	(297)	$11.66
Canceled	(98)	$12.41
Nonvested at June 30, 2020	997	$13.20
As of June 30, 2020, the total unrecognized compensation cost related to non-vested restricted stock units was $10.7 million. The related weighted average period over which this cost is expected to be recognized is approximately 1.6 years.

17. SUBSEQUENT EVENT
On July 17, 2020, we entered into an agreement to lease new lease agreement to rent approximately 35,466 square feet of office space in Sandy, Utah. The lease has an initial term of 10 years and is expected to comment in January 2021. The base rent under the new facility lease agreement is approximately $438,360 for the first year, escalating 2% annually thereafter. The lease is subject to additional charges for property management, common area expenses and other costs.

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
Forward-Looking Statements
The words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which the Company operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the present outbreak of the COVID-19 pandemic and efforts to mitigate the same, risks related to the economic downturn that commenced during the COVID-19 pandemic and the ability of companies like us to operate a global business, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring or other similar business initiatives that may impact our ability to retain important employees, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures (including, but not limited to, our recently announced acquisition of Opengear), and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as task management services. These solutions are focused on the following vertical markets: food service, retail, healthcare (primarily pharmacies), transportation/logistics and education. These solutions are marketed as SmartSense by Digi®. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For fiscal 2020, we established the following key operating objectives:
•continued growth of our SmartSense by Digi® business that is the base of our IoT solutions segment;
•delivering growth within our IoT Products & Services segment driven by new product introductions;
•seeking further strategic growth through potential acquisitions, such as our recent purchase of Opengear in the first quarter of fiscal 2020; and
•optimizing our reduced fixed cost footprint with third-party manufacturing.
As discussed further below, the COVID-19 pandemic is impacting our business operations and may impact our ability to meet these objectives.
Beginning in the second fiscal quarter, Digi implemented a plan to streamline the Company’s operations to more closely align expenses to our projected revenue as well as to position the Company for continued operating performance and profitable growth. In addition, in April 2020, we announced a number of cost reduction actions:
•We have suspended most new hires, dramatically decreased our travel and discretionary spending, reduced our capital budget and requested price concessions from our largest vendors;
•We have eliminated 21 positions and reconfigured our workforce. We expect the payments associated with this restructuring to be complete by the fourth quarter of fiscal 2020;
•We have indefinitely suspended our 401(K) matching program in the U.S. and its equivalent in Canada; and
•Our Board of Directors and the executive team have reduced their cash compensation and base salaries by 10% for the next 6 months in exchange for equity.

We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2020 that we feel are most important in these evaluations:
•Consolidated revenue increased $9.2 million, or 15.0% in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. Product revenue increased by $9.4 million, or 17.5%, in the third quarter of fiscal 2020 compared to the same period a year ago. Services revenue decreased by $0.2 million, or 2.6%, in the third quarter of fiscal 2020 compared to the same period a year ago. Fiscal 2020 includes revenue from our recent acquisition of Opengear which is included in product revenue.
•Gross margin increased as a percentage of revenue to 53.1% in the third quarter of fiscal 2020 as compared to 46.3% in the third quarter of fiscal 2019. Fiscal 2020 includes gross margin from our recent acquisition of Opengear.
•Net income for the third fiscal quarter of 2020 was $1.8 million, or $0.06 per diluted share. Net income for the third fiscal quarter of 2019 was $1.6 million, or $0.06 per diluted share. Adjusted net income and adjusted net income per share was $6.6 million, or $0.23 per diluted share. In the third fiscal quarter of fiscal 2019, adjusted net income and adjusted net income per share was $4.6 million, or $0.16 per diluted share.
•Adjusted EBITDA for the third fiscal quarter of 2020 was $10.5 million, or 15.0% of total revenue. In the third fiscal quarter of fiscal 2019, Adjusted EBITDA was $6.1 million, or 10.0% of total revenue.
Potential Impacts of COVID-19 on Our Business and Operations
The COVID-19 pandemic remains fluid situation that presents a wide range of potential impacts of potential varying durations for different global geographies, including locations where we have offices, employees, customers, vendors and other suppliers and business partners.
To date, during the pandemic we have observed disparate impacts among categories of customers, products and services. Some product categories have seen increases in demand. Conversely, some industries such as entertainment, hospitality and retail that purchase our products and services have experienced significant declines in demand for their own products or services and, in turn, have been less inclined to purchase our products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Given the fact our products and services serve companies across a broad range of industries, we expect our sales will likely experience more volatility as a result of the changing and less predictable fiscal health and operational needs of many customers as a result of the COVID-19 pandemic and the ongoing economic downturn. Many companies, including many of our suppliers and customers, are reporting or predicting negative impacts from COVID-19 and the economic downturn on future operating results. But given disparate demands for certain of our products and from customers in varying industries, it remains too early for us to know the exact impact COVID-19 and the economic downturn will have on overall demand for our products and services. We also cannot be certain how demand may shift over time as the impacts of the COVID-19 pandemic and the economic downturn may go through several phases of varying severity and duration.
Present State of Our Operations
During our third fiscal quarter ended June 30, 2020, we generated $31.8 million of operating cash flow. As of that date, we had a cash balance of $55 million. In light of broader macro-economic risks and already known impacts on certain industries that use our products and services, we have taken and are taking targeted steps to lower our operating expenses. We continue to monitor the impacts of COVID-19 and the economic downturn on our operations closely and this situation could change based on a large number of factors, many of which are not within our control. We do not expect there to be material changes to our assets on our balance sheet or our ability to timely account for those assets. Further, in connection with the preparation of this quarterly report on Form 10-Q and the interim financial statements contained herein, we reviewed the potential impacts of the COVID-19 pandemic and the economic downturn on goodwill and intangible assets. We have determined there to be no material impact at this time. We have also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business related items.
Potential Impacts on Our Supply Chain
To date, restrictions and border closures have not restrained our ability to obtain inventory or manufacture or deliver products or services to customers in any material way. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business. Travel restrictions impacting people can restrain our ability to assist our customers with on-site installation activities or product troubleshooting, but at present we do not expect these impacts on personal travel to be material to our business operations or financial results. We have taken steps to restrain and monitor our operating expenses and therefore we do not expect any such impacts to materially change the relationship between costs and revenues.
Proactive Efforts to Mitigate the Negative Impacts of COVID-19 and the Economic Downturn
Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business effectively using these measures and to maintain all internal controls as documented and posted. We also have not experienced challenges in maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of COVID-19 and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.

The actions we have taken so far during the pandemic include, but are not limited to:
•In locations where government authorities recommend or require or we otherwise believe it is prudent, requiring all employees who can work from home to work from home. As;
•Increasing our IT networking capability to best assure employees can work effectively outside the office;
•For employees who must perform essential functions in one of our offices:
•Having employees maintain a distance of at least six feet from other employees whenever possible;
•Having employees work in dedicated shifts to lower the risk all employees who perform similar tasks might become infected by COVID-19;
•Having employees stay segregated from other employees in the office with whom they require no interaction;
•Requiring employees to wear masks while they are in the office whenever possible;
•Allowing employees who utilize public transportation to get to and from the office to work on flexible timelines so they can ride public transportation during non-peak use hours;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•Increased cleaning of office spaces, surfaces and tools that may come into contact with employees;
•Restricting travel; and
•Allowing 72 hours before we open non-essential packages and disinfecting any essential packages before they are opened.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2020		2019		(decr.)	2020		2019		(decr.)
Revenue	$70,338	100.0%	$61,166	100.0%	15.0	$206,102	100.0%	$189,243	100.0%	8.9
Cost of sales	32,989	46.9	32,838	53.7	0.5	99,648	48.3	100,803	53.3	(1.1)
Gross profit	37,349	53.1	28,328	46.3	31.8	106,454	51.7	88,440	46.7	20.4
Operating expenses	34,494	49.0	26,707	43.6	29.2	100,358	48.7	80,476	42.5	24.7
Operating income	2,855	4.1	1,621	2.7	76.1	6,096	3.0	7,964	4.2	(23.5)
Other (expense) income, net	(945)	(1.4)	31	—	NM	(2,977)	(1.5)	594	0.3	NM
Income before income taxes	1,910	2.7	1,652	2.7	15.6	3,119	1.5	8,558	4.5	(63.6)
Income tax expense (benefit)	144	0.2	4	—	NM	(859)	(0.4)	886	0.4	NM
Net income	$1,766	2.5%	$1,648	2.7%	7.2	$3,978	1.9%	$7,672	4.1%	48.1

REVENUE BY SEGMENT

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2020		2019		(decr.)	2020		2019		(decr.)
Revenue
IoT Products & Services	$63,472	90.2	$50,510	82.6	25.7	$184,975	89.7%	$159,843	84.5%	15.7
IoT Solutions	6,866	9.8	10,656	17.4	(35.6)	21,127	10.3	29,400	15.5	(28.1)
Total revenue	$70,338	100.0	$61,166	100.0	15.0	$206,102	100.0%	$189,243	100.0%	8.9
IoT Products & Services
IoT Products & Services revenue increased 25.7% for the three months ended June 20, 2020 as compared to the same period in the prior fiscal year. This primarily was a result of:
•incremental revenue from our acquisition of Opengear;
•increased sales to significant customers related to our embedded modules; and
•increased sales of support services revenue.
This increase partially was offset by:
•decreased sales of our Digi Remote Manager® and wireless design services.
IoT Products & Services revenue increased 15.7% for the nine months ended June 30, 2020, respectively, as compared to the same period in the prior fiscal year. This primarily was a result of:
•incremental revenue from our acquisition of Opengear;
•increased sales to a significant customer of our cellular products; and
•an increase in support services revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
This increase partially was offset by:
•large sales to certain customers in the prior year that did not reoccur in fiscal 2020 for our network and RF products;
•decreased sales of our enterprise and embedded products due to timing and delays in customer purchases; and
•decreased sales of our wireless design services.
IoT Solutions
IoT Solutions revenue decreased 35.6% and 28.1% for the three and nine months ended June 30, 2020, respectively, as compared to the same periods in the prior fiscal year. This primarily was a result of:
•delays in customer rollouts, expansions and equipment upgrades as a result of COVID-19 and the economic downturn;
•large enterprise deals in fiscal 2019 that did not reoccur in fiscal 2020; and
•for the nine months ended June 30, 2020 compared to the same period in the prior fiscal year, equipment upgrades from existing customers in fiscal 2019 that did not reoccur in fiscal 2020.
This decrease partially was offset by:
•increased recurring revenue from our subscription services.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended June 30,				Basis point	Nine months ended June 30,				Basis point
($ in thousands)	2020		2019		Inc. (Decr.)	2020		2019		Inc. (Decr.)
Cost of Goods Sold
IoT Products & Services	$29,573	46.6%	$27,452	54.3%	(770)	$88,965	48.1%	$85,856	53.7%	(560)
IoT Solutions	3,416	49.8%	5,386	50.5%	(70)	10,683	50.6%	14,947	50.8%	(20)
Total cost of goods sold	$32,989	46.9%	$32,838	53.7%	(680)	$99,648	48.3%	$100,803	53.3%	(500)

	Three months ended June 30,				Basis point	Nine months ended June 30,				Basis point
($ in thousands)	2020		2019		Inc. (Decr.)	2020		2019		Inc. (Decr.)
Gross Profit
IoT Products & Services	$33,899	53.4%	$23,058	45.7%	770	$96,010	51.9%	$73,987	46.3%	560
IoT Solutions	3,450	50.2%	5,270	49.5%	70	10,444	49.4%	14,453	49.2%	20
Total gross profit	$37,349	53.1%	$28,328	46.3%	680	$106,454	51.7%	$88,440	46.7%	500
IoT Product & Services
IoT Products & Services gross profit margin increased 770 and 560 basis points for the three and nine months ended June 30, 2020, respectively, as compared to the same periods in the prior fiscal year. These increases primarily were a result of:
•incremental gross profit from our acquisition of Opengear, which have higher gross margins; and
•increased sales from our support services, which typically has higher gross margins.
For the nine months ended June 30, 2020, this increase partially was offset by:
•unfavorable product mix as we experienced lower sales of RF products and certain network products, which typically have higher gross margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IoT Solutions
The IoT Solutions gross profit margin increased 70 and 20 basis points for the three and nine months ended June 30, 2020 as compared to the same periods in the prior fiscal year. These increases primarily were a result of:
•one-time non-recurring revenue in the third quarter of fiscal 2020; and
•increased recurring subscription revenue, which typically has higher gross margins.
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2020		2019		incr. (decr.)	incr. (decr.)	2020		2019		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$13,133	18.7%	$11,392	18.6%	$1,741	15.3	$39,750	19.3%	$34,583	18.3%	$5,167	14.9
Research and development	10,892	15.5%	8,584	14.0%	2,308	26.9	32,755	15.9%	27,671	14.6%	5,084	18.4
General and administrative	10,378	14.8%	6,751	11.0%	3,627	53.7	27,724	13.5%	18,309	9.7%	9,415	51.4
Restructuring charge (reversal)	91	—%	(20)	—%	111	NM	129	0.1%	(87)	(0.1)%	216	(248.3)
Total operating expenses	$34,494	49.0%	$26,707	43.6%	$7,787	29.2	$100,358	48.7%	$80,476	42.5%	$19,882	24.7
NM means not meaningful
The $7.8 million increase in operating expenses in the third quarter of fiscal 2020 from the third quarter of fiscal 2019 primarily was the result of:
•incremental operating expenses from Opengear;
•an increase in $1.1 million professional and outside services fees which includes a $0.4 million increase in acquisition related expenses;
•a $0.4 million increase in bad debts provision; and
•a $0.3 million increase in employee related expenses.
This increase partially was offset by:
•a decrease of $1.1 million in trade shows and related travel expenses as events and travel were restricted due to COVID-19; and
• decrease in acquisition earn-out expenses of $0.4 million;
The $19.9 million increase in operating expenses in the first nine months of fiscal 2020 from the first nine months of fiscal 2019 primarily was the result of:
•incremental operating expenses from Opengear;
•a $4.4 million gain on the sale of our corporate headquarters building recorded in the first quarter of fiscal 2019;
•a $1.6 increase in acquisition expenses; and
•a $0.4 million increase in certification testing
This increase partially was offset by:
•a decrease in acquisition earnout expenses of $1.3 million;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•a decrease of $1.2 million in trade shows and related travel expenses as events and travel were restricted due to COVID-19;
•a $0.5 million decrease related to employee commission and other employee related costs; and
•a reduction of $0.4 million in amortization expense mostly related to certain intangibles that have been fully amortized.
OTHER (EXPENSE) INCOME, NET

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2020		2019		incr. (decr.)	incr. (decr.)	2020		2019		incr. (decr.)	incr. (decr.)
Other (expense) income, net
Interest income	$22	—%	$205	0.3%	$(183)	(89.3)	$303	0.1%	$557	0.3%	$(254)	(45.6)
Interest expense	(900)	(1.3)%	—	—%	(900)	NM	(3,066)	(1.5)%	(94)	(0.1)%	(2,972)	NM
Other (expense) income, net	(67)	(0.1)%	(174)	(0.3)%	107	(61.5)	(214)	(0.1)%	131	0.1%	(345)	(263.4)
Total other (expense) income, net	$(945)	(1.4)%	$31	—%	$(976)	NM	$(2,977)	(1.5)%	$594	0.3%	$(3,571)	NM
NM means not meaningful
The $1.0 million decrease in other (expense) income, net in the third quarter of fiscal 2020 from the third quarter of fiscal 2019 primarily was the result of:
•an increase in interest expense of $0.9 million related to the balance outstanding under the Credit Facility in connection with the acquisition of Opengear on December 13, 2019 (see Note 8 to the condensed consolidated financial statements); and
•a decrease of $0.2 million related to a reduction in interest income.
The $3.6 million decrease in other (expense) income, net in the first nine months of fiscal 2020 from the first nine months of fiscal 2019 primarily was the result of:
•an increase in interest expense of $3.0 million related to the balance outstanding under the Credit Facility in connection with the acquisition of Opengear on December 13, 2019 (see Note 8 to the condensed consolidated financial statements);
•a decrease of $0.3 million related to an increase in foreign currency losses compared to foreign current gains in the prior fiscal year, primarily related to fluctuations in the Euro; and
•a decrease of $0.3 million related to a reduction in interest income.
INCOME TAXES
See Note 11 to the condensed consolidated financial statements for discussion of income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NON-GAAP FINANCIAL INFORMATION
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended June 30,				Nine months ended June 30,
	2020		2019		2020		2019
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$70,338	100.0%	$61,166	100.0%	$206,102	100.0%	$189,243	100.0%

Net income	$1,766		$1,648		$3,978		$7,672
Interest expense (income), net	878		(205)		2,763		(463)
Income tax expense (benefit)	144		4		(859)		886
Depreciation and amortization	5,306		3,186		14,159		10,012
Stock-based compensation	1,882		1,473		5,323		4,180
Gain on sale of building	—		—		—		(4,396)
Restructuring charge (reversal)	91		(20)		129		(87)
Acquisition expense	463		54		2,618		1,045
Adjusted EBITDA	$10,530	15.0%	$6,140	10.0%	$28,111	13.6%	$18,849	10.0%

Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended June 30,				Nine months ended June 30,
	2020		2019		2020		2019
Net income and net income per diluted share	$1,766	$0.06	$1,648	$0.06	$3,978	$0.13	$7,672	$0.27
Amortization	4,123	0.14	2,060	0.07	10,687	0.36	6,669	0.23
Stock-based compensation	1,882	0.06	1,473	0.05	5,323	0.18	4,180	0.15
Other non-operating expense (income)	67	—	174	0.01	214	0.01	(131)	—
Acquisition expense	463	0.02	54	—	2,618	0.09	1,045	0.04
Acquisition earn-out adjustments	—	—	378	0.01	(128)	—	1,188	0.04
Restructuring charge (reversal)	91	—	(20)	—	129	—	(87)	—
Interest expense related to acquisition	907	0.03	—	—	3,032	0.10	—	—
Gain on sale of building	—	—	—	—	—	—	(4,396)	(0.15)
Tax effect from the above adjustments (1)	(2,660)	(0.09)	(877)	(0.03)	(5,391)	(0.18)	(1,707)	(0.06)
Discrete tax benefits (2)	(66)	—	(272)	(0.01)	(1,127)	(0.04)	(580)	(0.02)
Adjusted net income and adjusted net income per diluted share (3)	$6,573	$0.23	$4,618	$0.16	$19,335	$0.66	$13,853	$0.49
Diluted weighted average common shares		29,187		28,589		29,477		28,414
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 20.2% for fiscal 2020 and 18% for fiscal 2019 based on adjusted net income.
(2)For the three months ended June 30, 2020, discrete tax benefits primarily are a result of expiring statute of limitations. For the nine months ended June 30, 2020, discrete tax benefits include excess tax benefits recognized on stock compensation, an adjustment of our state deferred tax rate due to the Opengear acquisition and expiring statute of limitations. For the three and nine months ended June 30, 2019, discrete tax benefits are a result of expiring statute of limitations of uncertain tax benefits as well as excess tax benefits recognized on stock compensation.
(3)Adjusted net income per diluted share may not add due to the use of rounded numbers.

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
In the first quarter of fiscal 2020, we incurred debt of $110 million associated with our acquisition of Opengear. As of June 30, 2020, $70 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. During the third quarter of fiscal 2020, we repaid $30 million of the Revolving Loan. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 8 to our condensed consolidated financial statements.
On April 14, 2020, we were granted a loan for $9.0 million under the Paycheck Protection Program ("PPP") established as part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Based on additional rules for the PPP established after the grant acceptance, we subsequently made the determination to pay back the full amount of the loan of $9.0 million, plus interest. This payment was made on May 4, 2020.
We expect positive cash flows from operations. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. As follows, our condensed consolidated statement of cash flows for the nine months ended June 30, 2020 and 2019 is summarized:

	Nine months ended June 30,
($ in thousands)	2020	2019
Operating activities	$19,153	$22,528
Investing activities	(136,791)	3,947
Financing activities	78,221	90
Effect of exchange rate changes on cash and cash equivalents	1,710	(485)
Net (decrease) increase in cash and cash equivalents	$(37,707)	$26,080
Cash flows from operating activities decreased $3.4 million primarily as a result of:
•negative changes in operating assets and liabilities (net of acquisitions) of $7.7 million. This primarily was due to increased inventory and income taxes receivable and earnout payment in excess of original valuation, offset by a decrease in accounts payable in the prior fiscal year and a decrease in accounts receivable; and
•a decrease in net income of $3.7 million, partially offset by non-cash adjustments of $8.0 million. This primarily included a gain in the sale of our former corporate headquarters building in the prior fiscal year and increased depreciation and amortization expense.
Cash flows from investing activities decreased $140.7 million primarily as a result of:
•net cash used of $136.1 million for the purchase of Opengear;
•proceeds of $10.0 million for the sale of our corporate headquarters building and $2.5 million proceeds from maturities of our marketable securities both in the prior fiscal year; and
•a partial offset to these decreases was $7.9 million related to purchases of property, equipment, and facilities improvements (mostly related to the build-out of our new corporate headquarters space) in the prior fiscal year.
Cash flows from financing activities increased $78.1 million primarily as a result of:
•proceeds, net of payments, of long-term debt of $78.8 million of debt from the Revolving Loan and Term Loan (see Note 8 to the condensed consolidated financial statements);
•increases in proceeds from stock award plans of $0.3 million; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•a partial offset to these decreases relates to additional payments of $1.0 million related to acquisition earn-out payments.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2020:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$23,946	$3,454	$5,808	$4,878	$9,806
Contingent consideration	$4,228	$4,228	$—	$—	$—
Revolving loan	$30,000	$—	$—	$30,000	$—
Term loan	$48,750	$2,500	$6,875	$39,375	$—
Interest on long-term debt	$7,743	$2,035	$3,208	$2,500	$—
Total	$114,667	$12,217	$15,891	$76,753	$9,806
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.3 million as of June 30, 2020. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of June 30, 2020, we had $48.8 million outstanding under our Term Loan and $30.0 million outstanding under our Revolving Loan. Prior to May 4, 2020, borrowings under the Credit Facility bore interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage ("ABR"); this interest rate was reset quarterly. Effective May 4, 2020, borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 3.25% to 1.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. Based on the balance sheet position for both the Term Loan and Revolving Loan at June 30, 2020, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.4 million. For additional information, see Note 8 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
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
For both the nine months ended June 30, 2020 and 2019, we had approximately $48.6 million and $50.4 million, respectively, of revenue from foreign customers including export sales. Of these sales, $1.6 million and $2.7 million, respectively, were denominated in foreign currency, predominantly Euros and Canadian Dollar. In future periods, we expect that the majority of our sales will continue to be in U.S. Dollars. The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar:

	Nine months ended June 30,		% increase
	2020	2019	(decrease)
Euro	1.1219	1.1359	(1.2)%
British Pound	1.2273	1.2915	(5.0)%
Japanese Yen	0.0093	0.0090	3.3%
Canadian Dollar	0.7307	0.7499	(2.6)%
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first nine months of fiscal 2020 would have resulted in a 0.1% increase or decrease in revenue and a 1.0% increase or decrease in stockholders' equity due to foreign currency translation. The above analysis does not take into consideration any pricing adjustments we might consider in response to changes in such exchange rates.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On December 13, 2019, we completed our acquisition of Opengear. As permitted for recently acquired businesses, management has excluded the acquired Opengear business from its assessment of internal control over financial reporting. The excluded Opengear business represents total assets of 33% of our consolidated total assets as of June 30, 2020. The Opengear total assets include intangibles of 19%, which will be evaluated and tested under our corporate controls. We are required to include Opengear in our assessment beginning in the first quarter of fiscal 2021.
There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2020 - April 30, 2020	—	$—	—	$—
May 1, 2020 - May 31, 2020	788	$10.90	—	$—
June 1, 2020 - June 30, 2020	—	$—	—	$—
	788	$10.90	—	$—
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
Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (3)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101		The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2020, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2020 is formatted in iXBRL (included in Exhibit 101).
____________
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Digi agrees to furnish to the Commission a copy of any omitted schedule upon request.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 8, 2019.
(2)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(3)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	August 7, 2020	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)