Form 10-K
period 2020-09-30
DIGI INTERNATIONAL INC
filed 2020-11-25
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $272,901,608 based on a closing price of $9.54 per common share as reported on the Nasdaq Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 20, 2020: 29,241,998
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

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
We are a leading global provider of business and mission-critical Internet of Things ("IoT") connectivity products, services and solutions. We help our customers deploy, monitor and manage critical communications infrastructures that deliver important information in demanding environments with high levels of security and reliability. We have two reportable operating segments under applicable accounting standards: (i) IoT Products & Services; and (ii) IoT Solutions.
Our IoT Products & Services segment offers products and services that help original equipment manufacturers ("OEMs"), enterprise and government customers create and deploy, secure IoT connectivity solutions. From embedded and wireless modules to console servers as well as enterprise and industrial routers, we provide a wide variety of communication sub-assemblies and finished products to meet our customers' IoT communication requirements. In addition, this segment provides our customers with a device management platform and other professional services to enable customers to capture and manage data from devices connected to networks.
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on the following vertical markets: food service, healthcare (primarily pharmacies) and supply chain. These solutions are marketed as SmartSense by Digi®. We formed, expanded and enhanced the IoT Solutions segment primarily through four acquisitions.
For more in-depth descriptions of our products and services, please refer to the heading "Principal Products and Services" at the end of Part I, Item 1 of this Form 10-K.
Our corporate website address is www.digi.com. In the "Company - Investor Relations" section of our website, we make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our proxy statement and any amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission ("SEC"). Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
Impact of COVID-19 and Global Economic Downturn on Our Business
As is the case with many businesses, the ongoing pandemic and related global economic downturn creates significant uncertainty regarding the nearer term outlook for the markets where we provide products and services. The pandemic and the economic downturn it triggered represents a fluid situation that presents a wide range of potential impacts on our own business and those of our customers, vendors and other business partners. As our products and services serve companies across a broad range of industries, in some instances we have seen demand increase while in others we have observed declines as a result of the societal impacts of the pandemic. At present, the duration and severity of the pandemic and the resulting economic downturn remain unclear.
Present State of Our Operations
During fiscal 2020 (which ended on September 30, 2020), we took steps to lower our operating expenses as a result of the pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and could increase or take further steps to decrease expenses as we believe circumstances warrant. Since the start of the pandemic there have not been any material changes to our assets on our balance sheet and, at present, we do not expect there to be material changes. During the second, third and fourth fiscal quarters of 2020, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and determined there to be no material impact at that time. We also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business related items. No significant changes to these reserves have been made.

Potential Impacts on Our Supply Chain
To date, travel restrictions and border closures have only had minor impacts on our ability to obtain inventory or manufacture or deliver products or services to our customers. The impacts we have experienced have primarily impacted our IoT Solutions segment. We continue to monitor restrictions and border closures closely so we are positioned to mitigate the negative impacts of any future restrictions or closures. It is possible, however, that future restrictions or closures could negatively harm our business. Travel restrictions impacting people so far have not materially restrained our ability to assist our customers with on-site installation activities or product troubleshooting. At present, we do not expect impacts on personal travel to be material to our business operations or financial results. We have taken steps to restrain and monitor our operating expenses and therefore do not expect and such impacts to materially change the relationship between our costs and revenues.
Proactive Efforts to Mitigate the Negative Impacts of COVID-19
Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business effectively using these measures and to maintain all internal controls as documented and posted. We also have not experienced challenges in maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of the pandemic and efforts to mitigate the same have remained unpredictable and it remains possible that challenges may arise in the future.
Industry and Marketplace Conditions
We believe the IoT industry is in the midst of a multi-year expansion as many industries are undergoing a digital transformation within their business that drives demand for IoT capabilities across a broad spectrum of services. Among others, Iot use cases include automating workflows, condition-based monitoring and asset tracking.
Our IoT Products & Services segment represented the significant majority of our sales in fiscal 2020. This segment sells both wired and wireless products that are either embedded into the products of OEMs or as stand-alone products. These offerings allow our customers to connect a wide range of assets to networks. The growth of this segment was driven primarily by our acquisition of Opengear, Inc. ("Opengear") in the first quarter of fiscal 2020. We believe the COVID-19 pandemic has impacted the results of this segment in a couple of material ways. First, the segment historically has many products that are subject to large project-based customer deployments. When the pandemic started during our second fiscal quarter, certain opportunities that were in our sales opportunity pipeline were deferred or delayed, often indefinitely. Second, given the breadth of customers and industries that use our products from this segment, the pandemic presented certain new sales opportunities from customers whose own businesses encountered increased demand for our products, which bolstered our results. The segment has a number of products that are in the mature phase of their life cycle and have been experiencing sales declines for several years. While we expect an ongoing long-term trend of marketplace growth, the segment is susceptible to downturns either because of general macro-economic conditions, the continued development of technology that can make products less competitive or even obsolete and uncertainty or changes in regulatory environments. Given the current uncertainty in macro-economic conditions driven by the ongoing pandemic, including, but not limited to, the uncertain status of large project-based customer deployment opportunities, this segment's results during fiscal 2021 may be inconsistent.
Our IoT Solutions segment contracted in fiscal 2020 as a result of the COVID-19 pandemic and the resulting economic and operational uncertainty it created for many customers and potential customers. The contraction was, not surprisingly, most pronounced in our second and third quarter of fiscal 2020 as customers and potential customers were focused on adjusting the way they conduct day to day operations due to the pandemic. We did see some improvement in new sales in the fourth quarter of fiscal 2020. While we are cautiously optimistic this trend will continue during fiscal 2021, the outlook remains uncertain as the pandemic remains ongoing and macro-economic conditions remain uncertain. During fiscal 2020 we continued to consolidate the product offering from the four acquisitions that make up this segment as we worked to transition customers to a new SmartSense IoT Platform launched in September 2019. This new platform integrates the platforms from the acquisitions and provides redesigned multi-sensor monitoring and reporting that affords user enhanced equipment management abilities with an asset-versus-sensor focus. The new platform is capable of further incorporating data from multiple sensor types into a single monitoring and reporting platform, to deliver real-time and detailed information on critical business assets and equipment.
Strategy
We remain focused on taking steps that we believe will deliver consistent, long-term growth with higher levels of profitability.

IoT Products & Services Segment
Our IoT Products & Services segment is being managed with an expectation for modest revenue and profitability growth. Following the conclusion of fiscal 2020, we reorganized this business to align our product management and sales personnel along specific product lines (see Note 19 to our Consolidated Financial Statements). We believe this reorganization will bring greater market focus to the product lines. We also continue to drive efforts to pair our hardware offerings with our Digi Remote Manager® device management platform as well as other support services. These bundled offerings allow customers to monitor and manage the performance of our hardware remotely. We may seek to acquire hardware or other businesses that we believe can improve our market position in this segment.
IoT Solutions Segment
Our IoT Solutions segment is being managed primarily for significant revenue growth. This segment was formed and has grown primarily through acquisitions. While this segment still represents a modest overall portion of total revenues, we have high organic growth expectations and we intend to seek added scale and growth through acquisitions.
This business helps customers monitor temperature and other conditions important to preserve the quality of perishable or other sensitive inventories and tracks the completion of employee tasks. Our efforts have created a market-leading, high-growth hardware enabled service business with a significant recurring revenue base. At present, this marketplace primarily is served by smaller companies that lack the infrastructure to provide hardware-enabled implementation services to customers in as effective and efficient a manner as we are able to do because of our long-standing history as an IoT hardware provider.
As of September 30, 2020, we served over 70,000 customer sites for many leading brands in the following vertical markets: food service, healthcare (primarily pharmacies) and supply chain. We entered these markets aggressively as they share similar needs for continuous monitoring and asset tracking for compliance and regulatory purposes. We believe these markets comprise a large addressable market with low customer penetration.
Acquisitions and Dispositions
Acquisitions
Since 2015, we have acquired four businesses that form the basis of our IoT Solutions segment. Since 2018, we have acquired two businesses that are included in our IoT Products & Services segment.
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
In January 2018, we acquired Tampa-based Accelerated, a provider of secure, enterprise-grade, cellular (LTE) networking equipment and backup connectivity applications. This acquisition expanded our IoT Products & Services segment by enhancing our existing cellular product lines and extended our market reach with a line of commercial routers and network appliance products.
In December 2019, we acquired New Jersey-based Opengear, Inc., a provider of secure IT infrastructure products and software. This acquisition provides products that are complementary to our IoT Products & Services segment.

Sales Channels
A significant portion of our IoT Products & Services segment sales are made through a global network of distributors, systems integrators and value added resellers ("VARs"). These third parties accounted for 37.5%, 46.1% and 51.3% of our total consolidated revenue in fiscal 2020, 2019 and 2018, respectively. Our IoT Solutions segment does not sell through these channels. We also complete sales of both IoT Products & Services and IoT Solutions through our own dedicated sales organization to OEMs, large enterprise customers and other end user customers which accounted for 62.5%, 53.9% and 48.7% of our total consolidated revenue in fiscal 2020, 2019 and 2018, respectively.
Distributors
Our larger distributors, by sales volume, include Arrow Electronics, Avnet, Bressner Technology GmbH, Digi-Key, Express Systems & Peripherals, Ingram Micro, Mouser Electronics, Solid State Supplies, Symmetry Electronics, Synnex, Tech Data, Tokyo Electron Device and Venco Electrónica S.A. We also maintain relationships with many other distributors both domestically and internationally.
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, relationships include: AT&T, NXP, Orange, Rogers, Silicon Laboratories, T-Mobile, Telus, Telit, T-Mobile, Verizon, Vodafone and several other cellular carriers worldwide.
We have established relationships with equipment vendors in a range of industries such as energy, industrial, retail, transportation, medical, and government that allow these partners to ship our products and services as component parts of their overall solutions. Our products are used by many of the world’s leading telecommunications companies and Internet service providers, including AT&T, T-Mobile and Verizon.
No single customer comprised more than 10% of our consolidated revenue for any of the years ended September 30, 2020, 2019 or 2018.
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
Manufacturing Operations
We outsource our manufacturing operations to certain contract manufacturers, which are located primarily in Thailand, China, Mexico and Taiwan. We rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits ("ASICs"). We also outsource printed circuit board production. By outsourcing our operations to these manufacturers, we can leverage the manufacturing strength of our vendors, which allows us to focus on new product introductions. In addition, it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
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
We have established common law and registered trademark rights on a family of marks for a number of our products. Our IoT Products & Services primarily are sold under the Digi®, Rabbit® and Digi XBee® brands. We believe that the Digi®and Rabbit® brands have established strong identities with our targeted customer base and our customers associate the Digi® brand with "reliability" and the Rabbit® brand with "ease of integration." We believe that our customers associate Digi XBee® with "ease of use." Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability and ease of integration and use. Our IoT Solutions are offered under the SmartSense by Digi® brand, which enables organizations to drive operational excellence through sensor-based insights.
Our patents are applicable to specific technologies and are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.
HUMAN CAPITAL RESOURCES
Digi International’s workforce consists of approximately 656 employees globally as of September 30, 2020. We consider our relationship with our employees to be good.
Culture
As employees of Digi we are all expected to uphold the following core values that drive our culture:
•Integrity
•Accountability
•Respect and open communication
These core values define the way we do business in our everyday actions and choices. We strive to create a respectful work environment characterized by mutual trust and the absence of intimidation, oppression, discrimination and exploitation.
Talent
Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency.
We are committed to promoting and cultivating an inclusive and diverse culture that welcomes and celebrates everyone without bias. In addition, we look to actively engage within our communities to foster and attain social equity.
Compensation Philosophy
Our compensation philosophy creates the framework and building blocks for our rewards strategy. We have a pay-for-performance culture that ties compensation to the performance of the individual and the company. We provide balanced compensation programs that focus on the following five key elements:
•Pay-for-performance - Reward and recognize leading contributors and high potentials;

•External market based - Pay levels that are competitive with respect to the labor market in which we compete for talent;
•Internal equity - Providing for fair pay relationships within the Company;
•Fiscal responsibility - Providing affordable programs that are within our budget; and
•Legal compliance - Ensure the organization is legally compliant in all states and countries in which we operate.
Health and Wellness
We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package provides a balance of protection along with the flexibility to meet the individual health and wellness needs of our employees.
PRINCIPAL PRODUCTS AND SERVICES
Our primary products and services for each operating segment are:
IoT Products & Services Segment
Hardware Products
Cellular Products – We provide a range of products that use cellular technology such as Long Term Evolution (“LTE”) and LTE Advance Pro to communicate with networks. These products provide a cost-effective alternative to landlines for primary or backup connectivity. They are trusted by global leaders in agricultural, energy medical, lighting, transportation and other industrial markets and include:
•Cellular routers that help enterprise, government and Original Equipment Manufacturers ("OEM") customers with their mission-critical wireless connectivity needs in challenging environments.
•Cellular modules that help OEM customers embed cellular communications abilities into their products so they can deploy and manage intelligent and secure cellular connected products. These modules help OEMs to get their products to market faster and with lower development costs and risks so they can focus on their core competencies instead of on wireless connectivity design.
•Console servers that can be managed by software to provide secure, remote access to network equipment in data centers and at edge locations. These products primarily are used by IT organizations in large enterprises to maximize the availability of services to their customers and employees, and provide business continuity in the event of a network failure. This improves efficiency and reduces the risk of costly outages.
Radio-Frequency (“RF”) Products – These products which are marketed primarily under the Digi XBee® brand include embedded wireless modules as well as off-the-shelf gateways, modems and adapters. They are used by customers across a broad range of industries. These products offer a wide selection of both standards-based and proprietary wireless protocols including Zigbee, Cellular, Sub-1 GHz, WiFi and Bluetooth to meet diverse application requirements of customers.
Embedded System Products – Marketed under the Digi Connect, ConnectCore® and Rabbit® brands these are embedded system on modules ("SOMs") and single board computers that are embedded into customer products in a broad range of industries and applications. These products deliver highly integrated computer platforms with scalable performance, flexible wired and wireless connectivity and complete software platforms. These products are designed and developed with compact form-factors, low power consumption and long product lifecycles. The latest ConnectCore® products support advanced multi-core processing, security, multimedia, human-machine interface ("HMI") and other emerging technologies like machine learning.
Infrastructure Management Products – These products include serial and Universal Serial Bus (USB) solutions. Our serial servers (also known as device servers and terminal servers) provide secure and reliable serial port-to-Ethernet integration of most devices into wired Ethernet networks. This means that they are capable of converting data received over TCP/IP networks such as the internet and back; thereby eliminating the need for each device to have a physical connection to a computer. We also offer multiple USB solutions whose primary functions are to connect multiple USB devices, allowing them to work over a wired or wireless network without each device needing to plug into its own host computer.

Services
Digi Remote Manager® - Digi Remote Manager® is a recurring revenue cloud-based service that provides a secure environment for customers to manage their connected device deployment. This allows customers to activate, monitor and diagnose a large number of mission-critical devices from a single point of command. Through a "single pane of glass," network managers can edit configurations, update firmware, and schedule and automate tasks from their desktop, tablet or phone.
Wireless Design Services - Our Digi Wireless Design Services provide customers turn-key wireless networking product development, testing, and certification for a wide range of wireless technology platforms and applications.
Technical Services - Our Technical Services provide professional services, data plan subscriptions and enhanced technical support offers to customers. Professional services include solution planning and implementation services to customers who purchase our products such as site planning, implementation management, application development and customer training. Data plan subscriptions are offered to customers wishing to enable cellular connectivity on our products. Enhanced technical support provides priority, in-depth technical support consultations with our experienced support team. These services ensure customers get to market quickly, minimize risk, and ensure customer success with their Digi solution.
IoT Solutions Segment
SmartSense by Digi® - Our SmartSense by Digi® is an end-to-end, cost-effective system that uses sensors, gateways and cloud based applications to enable customers in food service (e.g. groceries, schools and restaurants), healthcare (primarily pharmacies) and transportation/logistics to: (i) monitor wirelessly the temperature of food and other perishable or sensitive goods, (ii) monitor facilities or pharmacies by tracking the completion of operating tasks by employees, and (iii) have visibility in the supply chain to product temperature through an end-to-end system for quality control and incident management. Typically, customers receive hardware up-front, including gateways and sensors, and pay a monthly subscription for monitoring sensor data.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, financial position, liquidity, capital resources and common stock.
Competitive and Reputational Risks
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
Our current and potential competitors have or may develop one or more of the following significant advantages over us in the product areas where they compete with us:
•tighter focus on an individual product or product category;
•greater financial, technical and marketing resources;
•barriers to transition to our products;
•higher brand recognition across larger geographic regions;
•more comprehensive product features and functionality;
•longer-standing cooperative relationships with OEM and end-user customers;
•superior customer service capacity and quality;
•longer operating history; and
•larger customer base.

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
Operational Risks
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
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. Further, the COVID-19 pandemic has created stress on many supply chains globally. This has had some impact on our own ability to procure certain inventory and services, most notably in our IoT Solutions segment. While none of these impacts related to the pandemic have been material to date, it is possible they may be in the future. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events such as the ongoing pandemic. As an example of force majeure, a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
Our participation in a services and solutions model, using hardware and cloud-based services, presents execution and competitive risks.
We participate in a services and solutions model that uses both hardware and cloud-based services. Our SmartSense by Digi® offerings deploy hardware, software and cloud-based hosting. In other areas of our business we offer our own internally developed hosted services and cloud-based platform, software applications, and supporting products and services. We also employ significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have and can adversely impacted our gross margins and profitability and may continue to do so in the future. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Certain customers and potential customers in this segment have also been adversely impacted by the COVID-19 pandemic which started during calendar year 2020 and the resulting global economic downturn which could impede our ability to win and retain customers. We have and expect to encounter competition from other solutions providers, some of whom may have more significant resources than us with which to compete. Whether we are successful in this business model depends on a number of factors, including:
•our ability to put in place the infrastructure to deploy and evolve our solutions effectively and continuously;
•the features and functionality of our offerings relative to competing offerings as well as our ability to market effectively;
•our ability to engage in successful strategic relationships with third parties such as telecommunications carriers, component makers and systems integrators;
•competing effectively for market share; and
•deploying complete end-to-end solutions that meet the needs of the marketplace generally as well as the particular requirements of our customers more effectively and efficiently than competitive solutions.
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
We will continue to consider acquisitions of businesses, products or technologies. In the event of any future acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur additional debt, assume liabilities or incur large and immediate write-offs.
Our operation of any acquired business also involves numerous risks, including but not limited to:
•problems combining the acquired operations, technologies, or products;
•unanticipated costs;
•diversion of management’s attention from our core business;
•difficulties integrating businesses in different countries and cultures;
•effectively implementing internal controls over financial reporting;
•adverse effects on existing business relationships with suppliers and customers;
•risks associated with entering markets in which we have no or limited prior experience; and
•potential loss of key employees, particularly those of the acquired business
We cannot assure that we will be able to successfully integrate any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future. Any such integration failure could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of any consummated or unconsummated acquisition.
The business of Accelerated, which we acquired in fiscal 2018, is subject to significant customer concentration.
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
SmartSense by Digi® remains subject to the risks faced by a business operating in an emerging market.
SmartSense by Digi® primarily was formed through acquisitions of four businesses and is operated in an emerging market where technology based solutions to monitor the condition of perishable goods as well as the competition of employee tasks have not been used historically. The operation of SmartSense by Digi® will be subject to significant additional risks that are not necessarily related to our legacy products and services.
Additional risks that relate to SmartSense by Digi®, include, but are not limited to:
•We have not traditionally sold products or services to restaurants, pharmacies, hospitals and other similar businesses, which are a focus for SmartSense by Digi®.
•SmartSense by Digi® offerings are deployed in part to help assure perishable goods are safely preserved. This presents a potential risk of loss in the event of a malfunction or failure of our offerings.
•SmartSense by Digi® has a limited history with us in a marketplace that is nascent in its development and has numerous competitors. We cannot provide assurances we will be successful in operating and continuing to grow this business.
•Our ability to succeed with the SmartSense by Digi® offerings will depend in large part on our ability to provide customers with hardware and software products that are easy to deploy and offer features and functionality that address the needs of particular businesses. This need for ease of deployment has only been heightened by the COVID-19 pandemic that commenced during 2020. We may face challenges and delays in the development of this business as the marketplace for products and services evolves to meet the needs and desires of customers.
In light of these risks and uncertainties, we may not be able to establish or maintain the market share of SmartSense by Digi®, integrate it successfully into our other operations or take full advantage of businesses we have acquired or may acquire in the future. There can be no assurance that we will recover our investments in SmartSense by Digi® or that we will realize significant and consistent profits from this business. Also, there can be no assurance that diverting our management’s attention to this business will not have a material adverse effect on our other existing businesses, any of which may have a material adverse effect on our results of operations, financial condition and prospects.
Strategic Risks
We intend to continue to devote significant resources to our research and development, which, if not successful, could cause a decline in our revenue and harm our business.
We intend to continue to devote significant resources to research and development in the coming years to enhance our existing product offerings and develop additional product offerings. For fiscal 2020, 2019, and 2018, respectively, our research and development expenses were 15.7%, 14.7% and 14.6% of our revenue. If we are unable to enhance existing products and develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these enhanced or new products, applications and services, or if the products, applications and services we enhance or develop are not successful, our business could be harmed. Even if we enhance existing products and develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
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
We are dependent on third parties to manufacture our products which could have adverse impacts on our business if we do not properly forecast customer demand.
We are reliant on third parties to manufacture our products.  Among other potential impacts on our business and operations, this restructuring has lengthened the lead times on which we can produce many finished products that are available to meet customer demands.  Lead times also could be impacted by the COVID-19 pandemic which has disrupted many supply chains globally. If we do not properly forecast customer demands for products these lengthened lead times could result in lost revenues and adversely impact our business, results of operation, financial condition and prospects.
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
Risks Related to Economic and Market Conditions
Our consolidated operating results and financial condition may be adversely impacted by worldwide economic conditions and credit tightening.
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
Our gross margins may be subject to declines which could decrease our overall profitability and impact our financial performance adversely. Some of the hardware products we sell are approaching the end of their product life cycles. These mature hardware products have sold historically at higher gross margins than our other product and service offerings. We expect this general trend of declining sales for many of our mature products to continue and the pace of the decline may accelerate. In addition, ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products. We have indicated that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments. If this strategy were successful, it could apply downward pressure on our gross margins. While part of our longer term strategy is to sell software applications and IoT solutions such as SmartSense by Digi®, which may provide recurring revenues at relatively high gross margins, these types of offerings are still at early stages of adoption by customers and their sales growth is not necessarily predictable or assured. As such, our gross margins may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
Our revenue may be subject to fluctuations based on the level of significant large project-based purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. However, many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant project based sales opportunities. In addition, in our SmartSense by Digi® business certain customers have outsized deployments relative to other customers. It is possible we will see revenue fluctuations in this business based upon the scale of new deployments in different financial periods. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
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
Credit and Liquidity Risks
Failure to comply with the covenants under our credit facility may have a material adverse effect on our ability to access additional capital and/or create an event of default.
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
The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Digi and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on its assets or rate management transactions, subject to certain limitations. These restrictions could adversely affect our business.
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
Technology and Cybersecurity Risks
We are subject to various cybersecurity risks, which are particularly acute in cloud-based technologies that we and other third parties operate that form a part of our solutions. These risks may increase our costs and could damage our brand and reputation.
As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi® and the Digi Remote Manager®, we expect to store, convey and potentially process significant amounts of data produced by devices. Further many of our business applications now exist within cloud platforms that are managed by third parties, which also adds risk from breach of third parties.
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
Risks Related to Our Intellectual Property
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
Government and Political Risks
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
Risks Relating to Our Foreign Operations
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2020, the closing price of our common stock on the Nasdaq Global Select Market ranged from $6.40 to $18.68 per share. Our closing sale price on November 20, 2020 was $16.82 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
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
Risks Relating to Our Industry
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our property locations that are material to us as of September 30, 2020:

Location of Property	Use of Facility	Segment	Approximate Square Footage	Ownership or Lease Expiration Date
Hopkins, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	IoT Products & Services	59,497	January 2032

Eden Prairie, MN	Manufacturing and warehousing	IoT Products & Services	58,000	Owned

Sandy, UT	Manufacturing and warehousing	IoT Products & Services	15,280	December 2021

Boston, MA	Research & development, sales, sales support and marketing	IoT Solutions	13,302	August 2026

Queensland, AUS	Research & development	IoT Products & Services	12,422	November 2023

Lindon, UT	Sales, technical support, research & development and administration	IoT Products & Services	11,986	December 2020

Mishawaka, IN	Sales, technical support and administration	IoT Solutions	7,829	August 2026

Ismaning, Germany	Sales, sales support and administration	IoT Products & Services	6,878	September 2022

Edison, NJ	Administration	IoT Products & Services	6,223	March 2025

Tampa, FL	Sales, sales support, marketing, research & development, technical support and administration	IoT Products & Services	3,609	August 2025
In July 2020, we signed a lease agreement for ten years in Sandy, Utah for 35,466 square feet of office space. We estimate that we will take up occupancy at this new location in January 2021. This location will house the employees of both the current Sandy, UT location and the Lindon, UT location.
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
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC. On November 20, 2020 there were 111 stockholders of record.

Dividend Policy
We have never paid cash dividends on our common stock. Our Board of Directors presently intends to retain all earnings for use in our business and does not anticipate paying cash dividends in the foreseeable future.
Issuer Repurchases of Equity Securities
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2020 - July 31, 2020	434	$12.12	—	$—
August 1, 2020 - August 31, 2020	7,061	$13.32	—	$—
September 1, 2020 - September 30, 2020	—	$—	—	$—
Total	7,495	$13.25	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.
Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our common stock for the period from the close of the Nasdaq Stock Market - U.S. Companies on September 30, 2015 to September 30, 2020, the last day of fiscal 2020, with the total cumulative return for the Nasdaq U.S. Benchmark TR Index (the "U.S. Benchmark Index") and the Nasdaq Telecommunications Index (the "Peer Index") over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2015, for our common stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$200
$150
$100
$50
FY15
FY16
FY17
FY18
FY19
FY20
Period Ending
Digi International Inc.
U.S. Benchmark Index
Peer Index

	FY15	FY16	FY17	FY18	FY19	FY20
Digi International Inc.	$100.00	$96.69	$89.91	$114.08	$115.52	$132.57
Nasdaq U.S. Benchmark TR Index	$100.00	$115.23	$136.80	$161.14	$165.93	$191.58
Nasdaq Telecommunications Index	$100.00	$126.05	$127.52	$131.48	$150.56	$155.36

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2020	2019	2018	2017	2016
Revenue	$279,271	$254,203	$226,893	$181,340	$203,005
Gross profit	$143,972	$119,035	$109,054	$87,233	$99,680
Sales and marketing	52,761	45,801	44,517	33,955	33,847
Research and development	43,765	37,564	33,178	28,566	30,955
General and administrative	36,012	25,685	28,276	13,331	17,026
Restructuring charges (reversals)	117	(87)	301	2,515	747
Operating income	11,317	10,072	2,782	8,866	17,105
Total other (expense) income, net	(3,854)	1,073	468	684	(415)
Income before income taxes	7,463	11,145	3,250	9,550	16,690
Income tax (benefit) expense (1)	(948)	1,187	1,619	147	3,212
Income from continuing operations	8,411	9,958	1,631	9,403	13,478
Income from discontinued operations, after income taxes	—	—	—	—	3,230
Net income	$8,411	$9,958	$1,631	$9,403	$16,708

Basic net income per common share:
Continuing operations	$0.29	$0.36	$0.06	$0.36	$0.52
Discontinued operations	$—	$—	$—	$—	$0.13
Net income	$0.29	$0.36	$0.06	$0.36	$0.65
Diluted net income per common share:
Continuing operations	$0.28	$0.35	$0.06	$0.35	$0.51
Discontinued operations	$—	$—	$—	$—	$0.12
Net income (2)	$0.28	$0.35	$0.06	$0.35	$0.64

Balance sheet data as of September 30,
Working capital (current assets less current liabilities)	$108,828	$148,089	$126,473	$155,911	$171,837
Total assets	$528,682	$398,698	$372,146	$345,696	$336,166
Long-term debt, less current portion	$58,980	$—	$—	$—	$—
Stockholders' equity	$371,500	$348,978	$330,493	$319,029	$300,029
Book value per common share (stockholders' equity divided by outstanding shares)	$12.74	$12.36	$12.05	$12.01	$11.52
Number of employees as of September 30	656	543	516	514	515
(1)In fiscal 2020, we recorded discrete net tax benefits of $1.2 million, in fiscal 2019, we recorded discrete net tax benefits of $0.5 million and in fiscal 2018 we recorded discrete net tax expense of $1.5 million (see Note 13 to our consolidated financial statements). In fiscal 2017, we recorded net tax benefits of $1.0 million primarily from the reversal of tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions. In fiscal 2016, we recorded net tax benefits of $1.5 million primarily from the reinstatement of the federal research and development tax credit for calendar year 2015 and the reversal of reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions. In addition, we filed amended income tax returns resulting in an additional domestic refund related to qualified manufacturing activities.
(2)Earnings per share are calculated by line item and may not add due to the use of rounded amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2019, filed with the SEC on November 27, 2019. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2018 compared to fiscal 2019.
FORWARD-LOOKING STATEMENTS

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing COVID-19 pandemic and efforts to mitigate the same, risks related to the global economic downturn that commenced during the COVID-19 pandemic and the ability of companies like us to operate a global business in such conditions, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of this Annual Report on Form 10-K and subsequent other quarterly filings on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
PRESENTATION OF NON-GAAP FINANCIAL MEASURES
This report includes adjusted net income, adjusted net income per diluted share and adjusted earnings before interest, taxes and amortization ("adjusted EBITDA"), each of which is a non-GAAP financial measure.
Non-GAAP measures are not substitutes for GAAP measures for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that were actually recognized by Digi. These non-GAAP measures are not in accordance with, or, an alternative for measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies or presented by us in prior reports. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. We believe these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense, adjustments to estimates of contingent consideration, acquisition-related expenses, interest expense related to acquisition and gains from the disposition of our former corporate headquarters permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals, and gains from the disposition of our former corporate headquarters is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the Consolidated Statements of Operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
OVERVIEW
We are a leading global provider of business and mission-critical and Internet-of-Things ("IoT") connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2021, our key operating objectives include:
•continued growth of our SmartSense by Digi® business that is the base of our IoT Solutions segment;
•delivering growth within our IoT Products & Services segment through new product introductions;
•identification of strategic growth initiatives through acquisition; and
•optimizing our reduced fixed cost footprint with third-party manufacturing.
Below is a summary of our fiscal 2020 results:
•Consolidated revenue was $279.3 million, an increase of 9.9% over fiscal 2019. This increase was driven by incremental revenue from our December 2019 acquisition of Opengear. This was partially offset by large sales to certain customers in the prior year that did not reoccur in fiscal 2020 for our RF products, infrastructure management and cellular products. In addition, revenues from Smartsense by Digi® declined due to delays in customer rollouts, expansions and equipment upgrades largely as a result of COVID-19.
•Consolidated gross profit was $144.0 million, an increase of 20.9% percent over fiscal 2019. This increase was driven by increased revenue and incremental gross profit from our December 2019 acquisition of Opengear. This increase was partially offset by unfavorable customer and product mix.
•Consolidated operating income was $11.3 million, an increase of 12.4% percent.
•Net income was $8.4 million, compared to net income of $10.0 million for fiscal 2019, a decrease of 15.5%.
•Diluted earnings per share was $0.28, compared to $0.35, a decrease of 20%. Included in fiscal 2019 was a gain on the sale of our corporate headquarters building that contributed $0.12 (net of tax) per diluted share.
•Adjusted EBITDA was $40.2 million, or, 14.4% of revenue, compared to $26.5 million or 10.4% of revenue in fiscal 2019.
•Adjusted net income and adjusted income per share were $29.0 million, or $0.98 per diluted share, compared to $19.0 million, or $0.66 per diluted share, an increase of 52.7%.
Key trends regarding our existing business
The following trends affected our financial performance in fiscal 2020 and 2019, and we expect these trends will continue to impact our results in the future:
•We believe the market for IoT products and related services is in the midst of a long-term expansion. We believe our IoT Products & Services business is positioned for modest revenue and profitability growth and that our IoT Solutions

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
business is positioned for more significant revenue growth given the large total addressable market for condition monitoring and asset tracking services that is in earlier stages of adoption.
•As recurring revenue from subscription and cloud monitoring services becomes a greater portion of our overall revenue, we expect gross margins to increase as the revenue of incremental subscriptions is not offset at the same rate as expected increases in costs associated with implementing new subscribers.
•We expect revenues from our infrastructure product offerings within our IoT Products & Services business will decrease over time as many of these products are in the mature phase of their product life cycles.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our Consolidated Statements of Operations, expressed as a percentage of revenue and as a percentage of change from year-to-year for the years indicated:

	Year ended September 30,		% Increase (decrease)
	2020	2019	2020 compared to 2019
Revenue	100.0	100.0	9.9
Cost of sales	48.4	53.2	0.1
Gross profit	51.6	46.8	20.9
Operating expenses	47.5	42.8	21.7
Operating income	4.1	4.0	12.4
Other (expense) income, net	(1.4)	0.4	(459.2)
Income before income taxes	2.7	4.4	(33.0)
Income tax (benefit) expense	(0.3)	0.5	(179.9)
Net income	3.0%	3.9%	(15.5)

REVENUE

	Year ended September 30,
($ in thousands)	2020		2019		% Increase (decrease)
Segment:
IoT Products & Services	$249,530	89.4%	$215,287	84.7%	15.9
IoT Solutions	29,741	10.6	38,916	15.3	(23.6)
Total revenue	$279,271	100.0%	$254,203	100.0%	9.9

The 15.9% increase in IoT Products & Services revenue in fiscal 2020 from fiscal 2019 primarily was the result of:
•incremental revenue from Opengear, which we acquired in December 2019 (see Note 2 to our consolidated financial statements); and
•increased sales of our support services.
This increase partially was offset by:
•large sales to certain customers in the prior year that did not reoccur in fiscal 2020 for our RF products, infrastructure management and cellular products. This segment has many large project-based customer deployments that were deferred or delayed due to the COVID-19 pandemic; and
•decreased sales of our wireless design services.
The 23.6% percent decrease in IoT Solutions revenue in fiscal 2020 from fiscal 2019 primarily was the result of:
•delays in customer rollouts, expansions and equipment upgrades which occurred primarily as a result of COVID-19 and the economic downturn;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•large enterprise deals in fiscal 2019 that did not reoccur in fiscal 2020; and
•equipment upgrades from existing customers in fiscal 2019 that did not reoccur in fiscal 2020.
This decrease partially was offset by:
•increase in recurring revenue from our subscription services as we served over 70,000 sites at September 30, 2020 compared to just over 63,000 sites at September 30, 2019.
COST OF GOODS SOLD AND GROSS PROFIT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2020		2019
Cost of Goods Sold
IoT Products & Services	$120,181	48.2%	$114,765	53.3%	(514)
IoT Solutions	15,118	50.8%	20,403	52.4%	(160)
Total cost of goods sold	$135,299	48.4%	$135,168	53.2%	(473)

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2020		2019
Gross Profit
IoT Products & Services	$129,349	51.8%	$100,522	46.7%	514
IoT Solutions	14,623	49.2%	18,513	47.6%	160
Total gross profit	$143,972	51.6%	$119,035	46.8%	473

The 514 basis point increase in IoT Products & Services gross profit primarily was the result of:
•incremental gross profit from our acquisition of Opengear in December 2019, which has higher gross margins than many of our other products; and
•increased sales of our support services, which typically has higher gross margins.
This increase partially was offset by:
•unfavorable product mix as we experienced lower sales of RF and certain infrastructure management products, which typically have higher gross margins.
The 160 basis point increase in IoT Solutions gross profit primarily was the result of:
•one-time non-recurring revenue and increased recurring revenue from our subscription services, which typically have higher gross margins.
OPERATING EXPENSES
Below are our operating expenses as a percentage of total revenue:

	Year ended September 30,
($ in thousands)	2020		2019		$ increase (decrease)	% Increase (decrease)
Operating expenses:
Sales and marketing	$52,761	18.9	$45,801	18.0	$6,960	15.2
Research and development	43,765	15.7	37,564	14.7	6,201	16.5
General and administrative	36,012	12.9	25,685	10.1	10,327	40.2
Restructuring charges, net	117	—	(87)	—	204	(234.5)
Total operating expenses	$132,655	47.5	$108,963	42.8	$23,692	21.7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The $23.7 million increase in operating expenses in fiscal 2020 from fiscal 2019 primarily was the result of:
•incremental operating expenses for Opengear;
•a $4.4 million gain on the sale of our corporate headquarters building recorded in the first quarter of fiscal 2019; and
•a $1.4 million increase in acquisition expenses.
This increase partially was offset by:
•a reduction in compensation related expenses of $3.2 million, primarily related to a reduction in incentive compensation;
•a reduction $1.3 million in acquisition earnout expenses primarily related to earnout expenses recorded in fiscal 2019; and
•a decrease in trade shows and related travel expenses of $1.6 million as events and travel were restricted due to the COVID-19 pandemic.

	Year ended September 30,
($ in thousands)	2020		2019		$ increase (decrease)	% Increase (decrease)
Other (expense) income, net:
Interest income	$304	0.1	$733	0.3	$(429)	(58.5)
Interest expense	(3,592)	(1.3)	(102)	(0.1)	(3,490)	3,421.6
Other (expense) income, net	(566)	(0.2)	442	0.2	(1,008)	(228.1)
Total other (expense) income, net	$(3,854)	(1.4)	$1,073	0.4	$(4,927)	(459.2)

The $4.9 million increase in other (expense) income in fiscal 2020 from fiscal 2019 primarily was the result of:
•an increase in interest expense of $3.5 million related to the balance outstanding under the Credit Facility in connection with the acquisition of Opengear in December 2019 (see Note 8 to the consolidated financial statements);
•a $1.0 million increase in other expense primarily related to increased in foreign currency losses mostly related to the strengthening of the Euro against the U.S. Dollar; and
•interest income decreased $0.4 million, driven by higher balances of marketable securities, cash and cash equivalents in fiscal 2019 in addition to lower average interest rates in fiscal 2020.
INCOME TAXES
Our effective income tax rates were (12.7)%, 10.7% and 49.8% for fiscal 2020, 2019 and 2018, respectively. Our effective tax rate will vary based on a variety of factors. These include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlement of audits (see Note 13 to our consolidated financial statements).
INFLATION
Management believes that during fiscal 2020, 2019 and 2018, inflation did not have a material effect on our Consolidated Statements of Operations or financial position.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-GAAP FINANCIAL INFORMATION
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Fiscal year ended September 30,
	2020		2019
		% of total revenue		% of total revenue
Total revenue	$279,271	100.0%	$254,203	100.0%

Net income	$8,411	3.0%	$9,958	3.9%
Interest expense (income), net	3,288		(631)
Income tax (benefit) expense	(948)		1,187
Depreciation and amortization	19,299		13,396
Stock-based compensation	7,237		5,655
Gain on sale of building	—		(4,396)
Restructuring charge (reversal)	117		(87)
Acquisition expense	2,772		1,390
Adjusted EBITDA	$40,176	14.4%	$26,472	10.4%

Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Fiscal year ended September 30,
	2020		2019
Net income and net income per diluted share	$8,411	$0.28	$9,958	$0.35
Amortization	14,754	0.50	8,818	0.31
Stock-based compensation	7,237	0.24	5,655	0.20
Other non-operating expense (income)	566	0.02	(442)	(0.02)
Acquisition expense	2,772	0.09	1,390	0.05
Acquisition earn-out adjustments	(128)	—	1,191	0.04
Restructuring charge (reversal)	117	—	(87)	—
Interest expense related to acquisition	3,558	0.12	—	—
Gain on sale of building	—	—	(4,396)	(0.15)
Tax effect from above net income adjustments (1)	(7,106)	(0.24)	(2,565)	(0.09)
Discrete tax benefits (2)	(1,216)	(0.04)	(549)	(0.02)
Adjusted net income and adjusted net income per diluted share (3)	$28,965	$0.98	$18,973	$0.66
Diluted weighted average common shares		29,546		28,554
(1)The tax effect from the above adjustments assumes and estimated effective tax rate of 20.2% for fiscal 2020 and 18% for fiscal 2019 based on adjusted net income.
(2)For the twelve months ended September 30, 2020, discrete tax benefits include excess tax benefits recognized on stock compensation, an adjustment of our state deferred tax rate due to the Opengear acquisition and expiring statute of limitations. For the twelve months ended September 30, 2019, discrete tax benefits primarily includes reversals of tax reserves due to the expiration of statutes of limitation.
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
In the first quarter of fiscal 2020, we incurred debt of $110 million associated with our acquisition of Opengear. As of September 30, 2020, $85 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. During the last half of fiscal 2020, we repaid $45 million of the Revolving Loan. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 8 to our consolidated financial statements.
On April 14, 2020, we were granted a loan for $9.0 million under the Paycheck Protection Program ("PPP") established as part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Based on our evaluation of additional rules for the PPP established after the grant acceptance, on May 4, 2020 we voluntarily repaid the full amount of the loan of $9.0 million, plus interest.
We expect positive cash flows from operations. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.
As follows, our Consolidated Statement of Cash Flows for the years ended September 30, 2020 and 2019 is summarized:

	Year ended September 30,
($ in thousands)	2020	2019
Operating activities	$34,478	$28,964
Investing activities	(136,997)	5,511
Financing activities	63,603	1,113
Effect of exchange rate changes on cash and cash equivalents	253	(810)
Net (decrease) increase in cash and cash equivalents	$(38,663)	$34,778
Cash flows from operating activities increased $5.5 million primarily as a result of:
•positive changes in non-cash adjustments $10.7 million, primarily related to depreciation and amortization and a gain on the sale of the building in the prior fiscal year; and
•a partial offset to those increases by decreased net income of $1.5 million and decreased working capital of $3.7 million.
Working capital decreased $3.7 million primarily due to increased inventory and decreased income taxes payable primarily in fiscal 2020. In addition there was a decrease in cash inflows related to accounts payable in fiscal 2020 compared to fiscal 2019. These factors that lowered working capital were partially offset by a decrease in accounts receivable.
Cash flows from investing activities decreased $142.5 million primarily as a result of:
•$136.1 million net cash used for the purchase of Opengear during fiscal 2020;
•$10.0 million of proceeds from the sale of our corporate headquarters building and $4.8 million of proceeds from maturities of our marketable securities both in fiscal 2019; and
•a partial offset to those decreases by $8.4 million of additional purchases in the prior fiscal year related to property, equipment and facility improvements (mostly related to the build-out of our new corporate headquarters space).
Cash flows from financing activities increased $62.5 million primarily as a result of:
•proceeds, net of payments, of long-term debt of $63.1 million from the Revolving Loan and Term Loan (see Note 8 to the consolidated financial statements);
•increases in proceeds from stock award plans of $0.3 million; and
•a partial offset to these increases relates to additional contingent consideration payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2020:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$27,917	$3,757	$6,569	$5,735	$11,856
Contingent consideration	4,228	4,228	—	—	—
Revolving loan	15,000	—	—	15,000	—
Term loan	48,125	2,500	7,188	38,437	—
Interest on long-term debt	4,379	1,106	1,975	1,298	—
Total	$99,649	$11,591	$15,732	$60,470	$11,856
The operating lease agreements included above primarily relate to office space. The table above does not include our possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.7 million as of September 30, 2020. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
During 2020, we had approximately $65.8 million of revenue related to foreign customers including export sales, of which $1.7 million was denominated in foreign currencies, predominantly the Euro and Canadian Dollar. During fiscal 2019 and 2018, we had approximately $70.2 million and $65.0 million, respectively, of revenue to foreign customers including export sales, of which $3.4 million and $9.7 million, respectively, were denominated in foreign currencies, predominantly the Euro and British Pound. In future periods, we expect that the majority of our sales will be in U.S. Dollar.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REVENUE RECOGNITION
We recognize hardware product revenue upon transfer of control of goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We determine the amount of revenue to be recognized through application of the following steps:
•identification of the contract, or contracts with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when or as we satisfy the performance obligations.
Hardware Product Revenue and SmartSense by Digi® Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and direct/original equipment manufacturer (“Direct/OEM”) customers. Product revenue generally is recognized upon shipment of the product to a customer. Sales to authorized domestic distributors and Direct/OEM customers typically are made with certain rights of return and price adjustment provisions. Estimated reserves for future credit returns and pricing adjustments are established based on an analysis of historical patterns of credit returns and price adjustments compared to received credit returns and distribution sales for the current period. Estimated reserves for future credit returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Estimated sales returns for our distributor stock rotation program are accounted for under the guidance of ASC 845 Nonmonetary Transactions. Material differences between the historical trends used to determine estimated reserves and actual credit returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position.
Equipment revenue from SmartSense by Digi® within our IoT Solutions segment is recognized upon shipment of the equipment to a customer. Installation service charges from these sales are recorded when the product is installed.
Subscription and Support Services Revenue
Our SmartSense by Digi® subscription revenue is recorded on a monthly basis. These subscriptions are generally in a range from one to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
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
Contracts with Multiple Performance Obligations
From time to time we have contracts from customers with multiple performance obligations. Our hardware products may be combined with our Digi Remote Manager® PaaS offering as well as other support services in an individual contract. Our SmartSense by Digi® revenues typically are derived from contracts with multiple performance obligations. These obligations may include: delivery of monitoring equipment that the customer either purchases out-right or uses while we retain ownership, monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess. We have two reportable operating segments, our IoT Products & Services segment and our IoT Solutions segment. Both operating segments constitute separate reporting units and both units were tested individually for impairment.
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
Results of our Fiscal 2020 Annual Impairment Test
We had a total of $157.1 million of goodwill for the IoT Products & Services reporting unit and $49.6 million of goodwill for the IoT Solutions reporting unit as of June 30, 2020. At June 30, 2020, fair value exceeded the carrying value by more than 10% for both reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $338.2 million as of June 30, 2020. This implied a range of control premiums of 17.0% to 29.1%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During the fourth quarter of fiscal 2020, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2020, and we concluded that no additional impairment assessment was required.
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
INCOME TAXES
We operate in multiple tax jurisdictions both in and outside of the U.S. Accordingly, we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve. They also could result in adjustments to our income tax balances that are material to our consolidated financial position and results of operations and could result in potential cash outflows. Liabilities for uncertain tax positions are also established for potential and ongoing audits of federal, state and international issues. We routinely monitor the potential impact of such situations and believe that liabilities are properly stated. Valuations related to amounts owed and tax rates could be impacted by changes to tax codes and our interpretation thereof, changes in statutory rates, our future taxable income levels and the results of tax audits.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
We may be exposed to interest rate risk should we decide to invest in marketable securities. When we held marketable securities, we classified them as available-for-sale and were carried at fair value. Our investments historically consisted of money market funds, certificates of deposit, commercial paper, corporate bonds and government municipal bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than one year.
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of September 30, 2020, we had $48.1 million outstanding under our Term Loan and $15.0 million outstanding under our Revolving Loan. Prior to May 4, 2020, borrowings under the Credit Facility bore interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage ("ABR"); this interest rate was reset quarterly. Effective May 4, 2020, borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 3.25% to 1.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. Based on the balance sheet position for both the Term Loan and Revolving Loan at September 30, 2020, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.3 million. For additional information, see Note 8 to our consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
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
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar:

	Fiscal year ended September 30,		% increase
	2020	2019	(decrease)
Euro	1.1268	1.1300	(0.3)%
British Pound	1.2722	1.2769	(0.4)%
Japanese Yen	0.0093	0.0091	2.2%
Canadian Dollar	0.7441	0.7518	(1.0)%
A 10.0% change from the 2020 average exchange rate for the Euro, British Pound, Yen and Canadian Dollar to the U.S. Dollar would have resulted in a 0.1% increase or decrease in fiscal 2020 annual revenue and a 0.9% increase or decrease in stockholders' equity at September 30, 2020. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Digi International Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2020 and 2019,the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and consolidated financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 25, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of ASC Topic 842, Leases.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota
November 25, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended September 30,
	2020	2019	2018
	(in thousands, except per common share data)
Revenue:
Product	$248,374	$224,530	$201,737
Service	30,897	29,673	25,156
Total revenue	279,271	254,203	226,893
Cost of sales:
Cost of product	118,322	118,855	104,639
Cost of service	12,490	13,350	10,329
Amortization	4,487	2,963	2,871
Total cost of sales	135,299	135,168	117,839
Gross profit	143,972	119,035	109,054
Operating expenses:
Sales and marketing	52,761	45,801	44,517
Research and development	43,765	37,564	33,178
General and administrative	36,012	25,685	28,276
Restructuring charge (reversal)	117	(87)	301
Total operating expenses	132,655	108,963	106,272
Operating income	11,317	10,072	2,782
Other (expense) income, net:
Interest income	304	733	445
Interest expense	(3,592)	(102)	(25)
Other (expense) income, net	(566)	442	48
Total other (expense) income, net	(3,854)	1,073	468
Income before income taxes	7,463	11,145	3,250
Income tax (benefit) expense	(948)	1,187	1,619
Net income	$8,411	$9,958	$1,631

Net income per common share:
Basic	$0.29	$0.36	$0.06
Diluted	$0.28	$0.35	$0.06
Weighted average common shares:
Basic	28,849	27,905	27,083
Diluted	29,546	28,554	27,652
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal year ended September 30,
	2020	2019	2018
	(in thousands)
Net income	$8,411	$9,958	$1,631
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,698	(2,003)	(865)
Change in net unrealized gain (loss) on investments	—	19	(31)
Less income tax (expense) benefit	—	(5)	6
Reclassification of realized loss on investments included in net income (1)	—	—	31
Less income tax benefit (2)	—	—	(8)
Other comprehensive income (loss), net of tax	1,698	(1,989)	(867)
Comprehensive income	$10,109	$7,969	$764
(1)Recorded in Other (expense) income, net in our Consolidated Statements of Operations.
(2)Recorded in Income tax (benefit) expense in our Consolidated Statements of Operations.

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2020	2019
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,129	$92,792
Accounts receivable, net	59,227	56,417
Inventories	51,568	39,764
Other current assets	5,134	3,574
Total current assets	170,058	192,547
Property, equipment and improvements, net	11,507	13,857
Identifiable intangible assets, net	121,248	30,667
Goodwill	210,135	153,422
Deferred tax assets	389	7,330
Operating lease right-of-use assets	14,334	—
Other non-current assets	1,011	875
Total assets	$528,682	$398,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,972	$—
Accounts payable	28,067	21,183
Accrued compensation	9,372	8,733
Unearned revenue	7,691	5,025
Contingent consideration on acquired businesses	4,228	5,407
Current portion of operating lease liabilities	2,527	—
Other current liabilities	7,373	4,110
Total current liabilities	61,230	44,458
Income taxes payable	1,958	1,192
Deferred tax liabilities	17,171	261
Long-term debt	58,980	—
Operating lease liabilities	16,193	—
Other non-current liabilities	1,650	3,809
Total liabilities	157,182	49,720
Commitments and Contingencies (see Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 35,512,843 and 34,608,003 shares issued	355	346
Additional paid-in capital	279,741	266,567
Retained earnings	170,330	161,919
Accumulated other comprehensive loss	(23,817)	(25,515)
Treasury stock, at cost, 6,353,094 and 6,367,428 shares	(55,109)	(54,339)
Total stockholders’ equity	371,500	348,978
Total liabilities and stockholders’ equity	$528,682	$398,698

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended September 30,
	2020	2019	2018
Operating activities:	(in thousands)
Net income	$8,411	$9,958	$1,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	4,545	4,578	3,349
Amortization of identifiable intangible assets	14,754	8,818	9,435
Stock-based compensation	7,237	5,655	4,854
Deferred income tax benefit	(3,357)	(799)	(376)
Gain on sale of property, equipment and improvements	—	(4,392)	(622)
Change in fair value of contingent consideration	(128)	1,190	1,377
Provision for bad debt and product returns	2,135	635	1,120
Provision for inventory obsolescence	2,630	1,874	2,056
Other, net	366	(156)	368
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	5,539	(6,589)	(16,004)
Inventories	(11,133)	(1,062)	(11,344)
Other assets	(704)	(866)	(1,412)
Income taxes	(1,100)	(103)	697
Accounts payable	3,205	8,232	2,728
Accrued expenses	2,078	1,991	(635)
Net cash provided by (used in) operating activities	34,478	28,964	(2,778)
Investing activities:
Proceeds from maturities of marketable securities	—	4,750	32,032
Proceeds from sale of business	—	—	2,000
Acquisition of businesses, net of cash acquired	(136,098)	—	(56,258)
Proceeds from sale of property and equipment	—	10,096	731
Purchase of property, equipment, improvements and certain other intangible assets	(899)	(9,335)	(1,842)
Net cash (used in) provided by investing activities	(136,997)	5,511	(23,337)
Financing activities:
Proceeds from long-term debt	119,018	—	—
Payments on long-term debt	(55,893)	—	—
Payments for contingent consideration	(4,698)	(3,748)	—
Proceeds from stock option plan transactions	5,902	4,874	5,460
Proceeds from employee stock purchase plan transactions	1,065	1,058	1,115
Taxes paid for net share settlement of share-based payment awards	(1,791)	(1,071)	(748)
Net cash provided by financing activities	63,603	1,113	5,827
Effect of exchange rate changes on cash and cash equivalents	253	(810)	80
Net (decrease) increase in cash and cash equivalents	(38,663)	34,778	(20,208)
Cash and cash equivalents, beginning of period	92,792	58,014	78,222
Cash and cash equivalents, end of period	$54,129	$92,792	$58,014

Supplemental disclosures of cash flow information:
Interest paid	$3,009	$1	$10
Income taxes paid, net	$3,686	$2,048	$1,235
Supplemental schedule of non-cash investing and financing activities:
Accrual for property, equipment, improvements and certain other intangibles assets	$(26)	$—	$(78)
Transfer of inventory to property, equipment and improvements	$(1,363)	$(1,064)	$(2,159)
Liability related to acquisition of business	$(5,100)	$—	$(2,300)

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2020, 2019 and 2018
(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2017	33,008	$330	6,437	$(54,533)	$245,528	$150,363	$(22,659)	$319,029
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	52	(33)	—	19
Net income	—	—	—	—	—	1,631	—	1,631
Other comprehensive loss	—	—	—	—	—	—	(867)	(867)
Employee stock purchase plan issuances	—	—	(126)	1,065	50	—	—	1,115
Taxes paid for net share settlement of share-based payment awards	—	—	74	(748)	—	—	—	(748)
Issuance of stock under stock award plans	805	8	—	—	5,452	—	—	5,460
Stock-based compensation expense	—	—	—	—	4,854	—	—	4,854
Balances, September 30, 2018	33,813	338	6,385	(54,216)	255,936	151,961	(23,526)	330,493
Net income	—	—	—	—	—	9,958	—	9,958
Other comprehensive loss	—	—	—	—	—	—	(1,989)	(1,989)
Employee stock purchase plan issuances	—	—	(111)	948	110	—	—	1,058
Taxes paid for net share settlement of share-based payment awards	—	—	93	(1,071)	—	—	—	(1,071)
Issuance of stock under stock award plans	795	8	—	—	4,866	—	—	4,874
Stock-based compensation expense	—	—	—	—	5,655	—	—	5,655
Balances, September 30, 2019	34,608	346	6,367	(54,339)	266,567	161,919	(25,515)	348,978
Net income	—	—	—	—	—	8,411	—	8,411
Other comprehensive income	—	—	—	—	—	—	1,698	1,698
Employee stock purchase plan issuances	—	—	(118)	1,021	44	—	—	1,065
Taxes paid for net share settlement of share-based payment awards	—	—	104	(1,791)	—	—	—	(1,791)
Issuance of stock under stock award plans	905	9	—	—	5,893	—	—	5,902
Stock-based compensation expense	—	—	—	—	7,237	—	—	7,237
Balances, September 30, 2020	35,513	$355	6,353	$(55,109)	$279,741	$170,330	$(23,817)	$371,500

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
Reclassifications
The subcategories within total revenue and total cost of sales were redefined in 2019 into "Product" and "Service". Fiscal 2018 hardware product and services and solutions amounts have been reclassified to conform to our fiscal 2020 and fiscal 2019 presentation.

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
Marketable Securities
Marketable securities previously consisted of certificates of deposit, commercial paper, corporate bonds and government municipal bonds. All marketable securities were accounted for as available-for-sale and were carried at fair value on our Consolidated Balance Sheets with unrealized gains and losses recorded in accumulated other comprehensive loss within stockholders’ equity. In order to estimate the fair value for each security in our investment portfolio, we obtained quoted market prices and trading activity for each security when available. We obtained relevant information from our investment advisor and, if warranted, we may have reviewed the financial solvency of certain security issuers.
We regularly monitored and evaluated the value of our marketable securities. When assessing marketable securities for other-than-temporary declines in value, we considered several factors. These factors included: how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the underlying factors contributing to a decline in the prices of securities in a single asset class, the performance of the issuer’s stock price in relation to the stock price of its competitors within the industry, expected market volatility, analyst recommendations, the views of external investment managers, any news or financial information that has been released specific to the investee and the outlook for the overall industry in which the issuer operates. If events and circumstances indicate that a decline in the value of a security had occurred and is other-than-temporary, we would record a charge to other income, net.
Accounts Receivable
Accounts receivable are stated at the amount we expect to collect. This amount is net of an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and a reserve for future credit returns and pricing adjustments.  The following factors are considered when determining the collectability of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for doubtful accounts.  Based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
our assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to our allowance for doubtful accounts.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts and a credit to accounts receivable. Estimated reserves for future credit returns and pricing adjustments are established based on an analysis of historical patterns of credit returns and price adjustments compared to received credit returns and distribution sales for the current period. Estimated reserves for future credit returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Estimated sales returns for our distributor stock rotation program are accounted for under the guidance of Accounting Standard Codification (ASC) 845 Nonmonetary Transactions.
Inventories
Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.
Property, Equipment and Improvements, Net
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over the estimated asset useful lives. Furniture and fixtures, purchased software and other equipment are depreciated over a period of three years to ten years. Building improvements and buildings are depreciated over ten years and thirty-nine years, respectively. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets to be held and used, such as property, equipment and improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. The assets and related accumulated depreciation accounts are adjusted for asset retirements and disposals with the resulting gain or loss included in operations.
Identifiable Intangible Assets
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three years to 14.5 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is included in cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. Impairment losses, if any, are recorded in the period the impairment is identified. There were no impairments identified in fiscal 2020, 2019 or 2018.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
We have two reportable operating segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). As a result, we concluded that the IoT Products & Services segment and the IoT Solutions segment constitute separate reporting units for purposes of the ASC 350-20-35 "Goodwill Measurement of Impairment" assessment and both units were tested individually for impairment.

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
The market approach indicates the fair value of a business or asset based on a comparison of the business or asset to comparable publicly traded companies or assets and transactions in its industry as well as our prior acquisitions. This approach can be estimated through the guideline company method. This method indicates fair value of a business by comparing it to publicly traded companies in similar lines of business. After identifying and selecting the guideline companies, we make judgments about the comparability of the companies based on size, growth rates, profitability, risk, and return on investment in order to estimate market multiples. These multiples are then applied to the reporting units to estimate a fair value.
Results of our Fiscal 2020 Annual Impairment Test
We had a total of $157.1 million of goodwill for the IoT Products & Services reporting unit and $49.6 million of goodwill for the IoT Solutions reporting unit as of June 30, 2020. At June 30, 2020, fair value exceeded the carrying value by more than 10% for both reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $338.2 million as of June 30, 2020. This implied a range of control premiums of 17.0% to 29.1%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
During the fourth quarter of fiscal 2020, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2020, and we concluded that no additional impairment assessment was required.
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
Warranties
In general, we warrant our hardware products to be free from defects in material and workmanship under normal use and service. The warranty periods generally range from one year to five years. We typically have the option to either repair or replace hardware products we deem defective with regard to material or workmanship. Estimated warranty costs are accrued in the period that the related revenue is recognized based upon an estimated average per unit repair or replacement cost applied to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
the estimated number of units under warranty. These estimates are based upon historical warranty incidents and are evaluated on an ongoing basis to ensure the adequacy of the warranty accrual.
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
We determine the amount of revenue to be recognized through application of the following steps:
•identification of the contract, or contracts with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when or as we satisfy the performance obligations.
Hardware Product Revenue and SmartSense by Digi® Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and direct/original equipment manufacturer (“Direct/OEM”) customers. Product revenue generally is recognized upon shipment of the product to a customer. Sales to authorized domestic distributors and Direct/OEM customers typically are made with certain rights of return and price adjustment provisions. Estimated reserves for future credit returns and pricing adjustments are established based on an analysis of historical patterns of credit returns and price adjustments compared to received credit returns and distribution sales for the current period. Estimated reserves for future credit returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual credit returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. Estimated sales returns for our distributor stock rotation program are accounted for under the guidance of ASC 845 Nonmonetary Transactions.
Equipment revenue from SmartSense by Digi® within our IoT Solutions segment is recognized upon shipment of the equipment to a customer. Installation service charges from these sales are recorded when the product is installed.
Subscription and Support Services Revenue
We derive service revenue from our Digi Remote Manager®, a platform-as-a-service (“PaaS”) offering, whereby customers pay for services consumed based on the number of devices being managed or monitored. This revenue is recognized over the life of the service term and is included in our IoT Products & Services segment.
Digi Support Services revenues are recognized over the life of the support contract and included in our IoT Products & Services segment. Some of Digi Support Services revenue is for training and this revenue is recognized as the services are performed.
Our SmartSense by Digi® subscription revenue is recorded on a monthly basis. These subscriptions are generally in a range from one year to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Contracts with Multiple Performance Obligations
From time to time we have contracts from customers with multiple performance obligations. Our hardware products may be combined with our Digi Remote Manager® PaaS offering as well as other support services in an individual contract. Our SmartSense by Digi® revenues typically are derived from contracts with multiple performance obligations. These obligations may include: delivery of monitoring equipment that the customer either purchases out-right or uses while we retain ownership, monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In these instances, all revenue derived from the above obligations is recognized over the subscription term of the contract. If the customer purchases the equipment out-right, that portion of the revenue is recognized at the stand-alone selling price at the time the equipment is shipped and all other revenue is recognized over the subscription term of the contract. We have made an accounting policy election to exclude from the measurement of our revenues any sales or similar taxes we collect from customers.
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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2020, 2019 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2018 there were net transaction (losses) gains of $(0.6) million, $0.4 million and $0.1 million, respectively that were recorded in other income, net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Fiscal year ended September 30,
	2020	2019	2018
Numerator:
Net income	$8,411	$9,958	$1,631
Denominator:
Denominator basic net income per common share — weighted average shares outstanding	28,849	27,905	27,083
Effect of dilutive securities:
Stock options and restricted stock units	697	649	569
Denominator diluted net income per common share — adjusted weighted average shares	29,546	28,554	27,652

Net income per common share, basic	$0.29	$0.36	$0.06
Net income per common share, diluted	$0.28	$0.35	$0.06
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. At September 30, 2020, 2019 and 2018, such excluded stock options were 1,143,411, 744,513 and 925,063, respectively.
Recent Accounting Developments
Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which provides for comprehensive changes to lease accounting. The standard requires that a lessee recognize a lease obligation liability and a right-to-use asset for virtually all leases, subsequently amortized over the lease term.
We adopted this standard in the first quarter of fiscal 2020, following the modified retrospective application approach that applies the new standard to all applicable leases existing at the date of initial application and not restating comparative periods. We have completed our implementation efforts. These efforts included identification and analysis of our lease portfolio, analysis and evaluation of the new reporting and disclosure requirements of the new guidance, and an evaluation of our lease-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
related processes and internal controls. The adoption of this standard resulted in the recognition of a right-of-use asset included in other non-current assets of approximately $14.1 million. It also resulted in a lease liability of approximately $17.9 million included in other current liabilities and other non-current liabilities. Both of these were recorded on our Consolidated Balance Sheet in the first quarter of fiscal 2020. In adopting the new standard, we elected the package of practical expedients permitted under the transition guidance, as well as the practical expedient not to separate non-lease components from lease components. We also elected the practical expedient to use hindsight in determining the lease term when considering options to extend or terminate a lease, options to purchase the underlying asset, and in assessing the impairment of right-of-use assets. The adoption of this standard did not have a significant impact on our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. We have identified new and updated existing internal controls and processes to support measurement, recognition and disclosure under this new standard. Such changes were not deemed to be material to our overall system of internal control over financial reporting.
Not Yet Adopted
In August 2018, FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820).  The updated guidance changes the disclosure requirements on fair value measurements. We will adopt this standard in the first quarter of fiscal 2021. We do not expect this standard to have a material impact on our consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. We will adopt this standard in the first quarter of fiscal 2021, following the modified-retrospective approach. We do not expect this standard to have a material impact on our consolidated financial statements.

2. ACQUISITIONS
Fiscal 2020 Acquisition
Acquisition of Opengear, Inc.
On December 13, 2019, we completed our acquisition of Opengear, Inc. ("Opengear"), a New Jersey-based provider of secure IT infrastructure products and software. Opengear results are included in our consolidated financial statements within our IoT Products & Services segment.
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with cash of $148.1 million comprised of cash on hand and proceeds from our credit facility (see Note 8 to the consolidated financial statements). The earn-out payments are based on revenue performance from Opengear for the twelve-month periods ended December 31, 2019 and ending December 31, 2020. The cumulative amount of these earn-outs for the periods ended December 31, 2019 and December 31, 2020, will not exceed $5.0 million and $10.0 million, respectively. We paid the first installment of $0.9 million for the period ended December 31, 2019 during the third quarter of fiscal 2020. The fair value of the remaining contingent consideration was $4.2 million at September 30, 2020 (see Note 8 to the consolidated financial statements).
For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible. We believe this is a complementary acquisition for us as it significantly enhances our IoT Products & Services segment by providing secure, resilient access and automation to critical IT infrastructure.
The Opengear acquisition has been accounted for using the acquisition method of accounting. This requires, among other things, that assets acquired and liabilities assumed pursuant to the purchase agreement be recognized at fair value as of the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (CONTINUED)
The following table summarizes the final fair values of Opengear assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$148,058
Contingent consideration	5,100
Total	$153,158

Fair value of net tangible assets acquired	$19,217
Identifiable intangible assets:
Customer relationships	79,000
Purchased and core technology	18,100
Trademarks	8,000
Deferred tax liability on identifiable intangible assets	(27,401)
Goodwill	56,242
Total	$153,158
The Consolidated Balance Sheet as of September 30, 2020 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Included in the fair value of net tangible assets acquired are $1.4 million of right-of-use assets included in other non-current assets and $1.7 million of lease liability included in other current and non-current liabilities associated with Opengear's operating leases.
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
Costs directly related to the acquisition of $0.3 million incurred in the fourth quarter of fiscal 2019 and $2.7 million incurred in fiscal 2020 have been charged directly to operations and are included in general and administrative expenses in our Consolidated Statements of Operations. These acquisition costs include legal, accounting, integration, valuation and investment banking fees.
The following consolidated pro forma information is presented as if the acquisition had occurred on October 1, 2018 (in thousands):

	Fiscal year ended September 30,
	2020	2019
Net sales	$294,167	$308,986
Net income	$14,366	$10,417
Net income per share - basic	$0.50	$0.37
Net income per share - diluted	$0.49	$0.36
Pro forma net income has been adjusted to include interest expense related to debt incurred as a result of the acquisition as well as amortization on the fair value of the intangibles acquired. It also has been adjusted to assume the acquisition-related costs of $3.1 million were incurred as of the first quarter of fiscal 2019.
Given the success of our efforts to rapidly integrate the workforce, customer offerings, technology, and reporting capabilities of Opengear with that of our other components in our IoT Products & Services business, along with the inherent complementary synergies gained from doing so, it is impractical for us to present Opengear specific results otherwise required by GAAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (CONTINUED)
Fiscal 2018 Acquisitions
Acquisition of Accelerated Concepts, Inc.
On January 22, 2018, we purchased all the outstanding stock of Accelerated Concepts, Inc. ("Accelerated"), a Tampa-based provider of secure, enterprise-grade, cellular (LTE) networking equipment for primary and backup connectivity applications, for cash of $16.4 million (excluding cash acquired of $0.2 million) and future earn-out payments. Purchase accounting related to the acquisition of Accelerated was finalized during the fourth quarter of fiscal 2018.
The earn-out payments were scheduled to be paid in two installments and the payment amount, if any, was to be calculated based on the revenue performance of Accelerated products. The first installment was based on revenues from January 22, 2018 through January 21, 2019 and the second installment was based on revenues from January 22, 2019 through January 21, 2020. If certain revenue thresholds were met, the cumulative amount of these earn-outs could have been $6.5 million. In April 2019, we paid $3.5 million for the first installment. In April 2020, we paid $2.4 million for the remaining contingent consideration (see Note 8 to the consolidated financial statements).

Acquisition of TempAlert LLC
On October 20, 2017, we purchased all the outstanding interests of TempAlert LLC ("TempAlert"), a Boston-based provider of automated, real-time temperature monitoring and task management solutions for cash of $40.7 million (excluding cash acquired of $0.6 million) and future earn-out payments. Purchase accounting related to the acquisition was finalized during the first quarter of fiscal 2019.
The first earn-out payment was scheduled to be paid after December 31, 2018 and the second earn-out payment was scheduled to be paid after December 31, 2019, which was the end of the earn-out periods. No payment was earned for the periods ended December 31, 2018 or December 31, 2019.
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2020 and 2019 were comprised of the following (in thousands):

	September 30, 2020			September 30, 2019
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$76,011	$(55,482)	$20,529	$57,699	$(50,986)	$6,713
License agreements	112	(112)	—	102	(74)	28
Patents and trademarks	22,836	(13,535)	9,301	14,577	(11,970)	2,607
Customer relationships	125,500	(34,232)	91,268	46,315	(25,266)	21,049
Non-compete agreements	600	(450)	150	600	(330)	270
Order backlog	—	—	—	1,800	(1,800)	—
Total	$225,059	$(103,811)	$121,248	$121,093	$(90,426)	$30,667
Amortization expense is included in our Consolidated Statements of Operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks.
Amortization expense for fiscal years 2020, 2019 and 2018 was as follows (in thousands):

Fiscal year	Total
2020	$14,754
2019	$8,818
2018	$9,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)

Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal year	Total
2021	$15,558
2022	$14,714
2023	$12,518
2024	$11,815
2025	$8,358
Goodwill
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2018	$104,358	$50,177	$154,535
Foreign currency translation adjustment	(839)	(274)	(1,113)
Balance on September 30, 2019	$103,519	$49,903	$153,422
Acquisition	56,242	—	56,242
Foreign currency translation adjustment	604	(133)	471
Balance at September 30, 2020	$160,365	$49,770	$210,135

No goodwill impairment has been recorded in any period presented.
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have two reportable operating segments for purposes of ASC 280-10-50 “Segment Reporting”: (i) IoT Products & Services and (ii) IoT Solutions. This determination was made by considering both qualitative and quantitative information. The qualitative information included, but was not limited to, the following: the nature of the products and services and customers differ between the two segments, discrete financial information is available through gross profit for both segments and the Chief Operating Decision Maker is reviewing both segments’ financial information (through gross profit) separately to make decisions about the allocation of resources.
IoT Products & Services
Our IoT Products & Services segment is composed of the following communications products and development services:
•Cellular routers;
•OEM Solutions which include Radio frequency ("RF") products which include our Digi XBee® Networking solutions as well as other RF solutions, embedded products which include Digi Connect®, ConnectCore® and Rabbit® embedded systems on module and single board computers;
•Infrastructure management products which include console and serial servers and USB connected products;
•Console Servers which is comprised of our Network Resilience Platform and includes Smart Out-of-Band and NetOps Console Servers managed by our Lighthouse software.
•Digi Wireless Design Services;
•Digi Remote Manager®; and
•Digi Support Services which offers various levels of technical services for development assistance, consulting and training.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
IoT Solutions
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on these vertical markets: food service, healthcare (primarily pharmacies) and supply chain. The solutions are marketed as SmartSense by Digi®. We have formed, expanded and enhanced the IoT Solutions segment through acquisition.
We measure our segment results primarily by reference to revenue and gross profit. IoT Solutions revenue includes product, service and subscription revenue. .
Summary operating results for each of our segments were as follows (in thousands):

	Fiscal year ended September 30,
	2020	2019	2018
Revenue
IoT Products & Services	$249,530	$215,287	$201,506
IoT Solutions	29,741	38,916	25,387
Total revenue	$279,271	$254,203	$226,893
Gross profit
IoT Products & Services	$129,349	$100,522	$97,895
IoT Solutions	14,623	18,513	11,159
Total gross profit	$143,972	$119,035	$109,054
Depreciation and amortization
IoT Products & Services	$11,521	$6,102	$6,040
IoT Solutions	7,778	7,294	6,744
Total depreciation and amortization	$19,299	$13,396	$12,784
Total expended for property, plant and equipment was as follows (in thousands):

	Fiscal year ended September 30,
	2020	2019	2018
IoT Products & Services	$878	$8,863	$1,773
IoT Solutions	21	472	69
Total expended for property, plant and equipment	$899	$9,335	$1,842
Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2020	2019
IoT Products & Services	$387,578	$215,651
IoT Solutions	86,975	90,255
Unallocated*	54,129	92,792
Total assets	$528,682	$398,698
*Unallocated consists of cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2020	2019
United States	$11,297	$13,400
International, primarily Europe	210	457
Total net property, equipment and improvements	$11,507	$13,857
Our U.S. export sales represented 25.1%, 28.5% and 30.1% of revenue for the fiscal years ended September 30, 2020, 2019 and 2018. No single customer exceeded 10% of revenue for any of the periods presented. At September 30, 2020, we had one customer, whose accounts receivable balance represented 17.2% of total accounts receivable. At September 30, 2019, we had one customer, whose accounts receivable balance represented 14.7% of total accounts receivable.
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
6. SELECTED BALANCE SHEET DATA (in thousands)

	As of September 30,
	2020	2019
Accounts receivable, net:
Accounts receivable	$65,027	$60,062
Less allowance for doubtful accounts	3,778	968
Less reserve for future credit returns and pricing adjustments	2,022	2,677
Total accounts receivable, net	$59,227	$56,417

Inventories:
Raw materials	$14,009	$12,308
Work in process	—	565
Finished goods	37,559	26,891
Total inventories	$51,568	$39,764

Property, equipment and improvements, net:
Land	$570	$570
Buildings	2,338	2,338
Improvements	7,844	7,646
Equipment	17,153	17,440
Purchased software	3,770	4,030
Furniture and fixtures	3,236	2,963
Subscriber assets	5,104	3,750
Total property, equipment and improvements, gross	40,015	38,737
Less accumulated depreciation and amortization	28,508	24,880
Total property, equipment and improvements, net	$11,507	$13,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). There were no transfers into or out of our Level 2 financial assets during fiscal 2020.
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2020 using:
	Total carrying value at September 30, 2020	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent consideration on acquired business	$4,228	$—	$—	$4,228
Total liabilities measured at fair value	$4,228	$—	$—	$4,228

		Fair Value Measurements at September 30, 2019 using:
	Total carrying value at September 30, 2019	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market	$56,700	$56,700	$—	$—
Total assets measured at fair value	$56,700	$56,700	$—	$—
Liabilities:
Contingent consideration on acquired businesses	$5,407	$—	$—	$5,407
Total liabilities measured at fair value	$5,407	$—	$—	$5,407
In connection with the October 2015 acquisition of Bluenica, we may be required to make contingent payments over a period of up to 4 years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent consideration recognized was $10.4 million upon acquisition. We paid $0.5 million in fiscal 2017, no payments in fiscal 2018, $2.2 million in fiscal 2019 and the final installment of $2.9 million in fiscal 2020.
In connection with the November 2016 acquisition of FreshTemp®, we were required to make a contingent payment after June 30, 2018, for revenue related to specific customer contracts signed by June 30, 2017. The fair value of the liability for consideration recognized upon acquisition was $1.3 million. We made a final payment of $0.2 million during fiscal 2019.
In connection our acquisition of TempAlert, we agreed to make contingent payments for the twelve month periods ending December 31, 2018 and December 31, 2019 based on the total Digi IoT Solutions segment revenue (see Note 2 to the consolidated financial statements). The fair value of the liability for contingent consideration was zero upon acquisition. No contingent consideration was earned.
In connection with our acquisition of Accelerated, we agreed to make contingent payments, based upon certain sales thresholds of Accelerated products (see Note 2 to the consolidated financial statements). The fair values of the liability for contingent consideration recognized upon acquisition of Accelerated on January 22, 2018 was $2.3 million. We paid the first installment of $3.5 million in fiscal 2019 and the final installment of $2.4 million in the third quarter of fiscal 2020.
In connection with our acquisition of Opengear, we agreed to make contingent payments, based upon certain revenue thresholds (see Note 2 to the consolidated financial statements). We paid the first installment of $0.9 million during the third quarter of fiscal 2020. The fair value of the remaining liability for contingent consideration for the acquisition of Opengear was $4.2 million at September 30, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Fiscal year ended September 30,
	2020	2019
Fair value at beginning of period	$5,407	$10,065
Purchase price contingent consideration	5,100	—
Contingent consideration payments	(6,151)	(5,848)
Change in fair value of contingent consideration	(128)	1,190
Fair value at end of period	$4,228	$5,407
The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. We have estimated the fair value of the contingent consideration at September 30, 2020 based on the probability of achieving the specified revenue thresholds of 72% for Opengear. As of September 30, 2020, contingent consideration associated with the acquisition of Opengear remains subject to future performance through December 31, 2020.
8. INDEBTEDNESS
In connection with our acquisition of Opengear, we entered into a syndicated credit agreement with BMO Harris Bank N.A. ("BMO") on December 13, 2019. This agreement provides us with committed credit facilities (the "Credit Facility") totaling $150 million. The Credit Facility includes: (i) a $50 million term loan (the "Term Loan") and (ii) a $100 million revolving loan (the "Revolving Loan").
Prior to May 4, 2020, borrowings under the Credit Facility bore interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage ("ABR"); this interest rate was reset quarterly. Effective May 4, 2020, borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 3.25% to 1.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at September 30, 2020 was 0.7%.
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
The fair values of the Term Loan and Revolving Loan approximated carrying value at September 30, 2020.
The following table is a summary of our long-term indebtedness at September 30, 2020 (in thousands):

Revolving loan	$15,000
Term loan	48,125
Total loans	63,125
Less unamortized issuance costs	(2,173)
Less current maturities of long-term debt	(1,972)
Total long-term debt, net of current portion	$58,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. INDEBTEDNESS (CONTINUED)
The following table is a summary of future maturities of our aggregate long-term debt at September 30, 2020 (in thousands):

2021	$2,500
2022	3,438
2023	3,750
2024	4,687
2025	48,750
Total long-term debt	$63,125
Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain certain financial ratios (net leverage ratio and minimum fixed charge ratio). At September 30, 2020, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
Paycheck Protection Program Loan
On April 14, 2020, we were granted a loan for $9.0 million under the Paycheck Protection Program ("PPP") established as part of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Based on our evaluation of additional rules for the PPP established after the grant acceptance, on May 4, 2020 we voluntarily repaid the full amount of the loan of $9.0 million, plus interest.
9. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our Consolidated Balance Sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	accrued	made	September 30
2020	$1,012	$666	$(736)	$942
2019	$1,172	$305	$(465)	$1,012
2018	$987	$759	$(574)	$1,172

10. LEASES
All of our leases are operating leases and primarily consist of leases for office space. For any lease with an initial term in excess of twelve months, the related lease assets and lease liabilities are recognized on our Consolidated Balance Sheets as either operating or financing leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. We have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of twelve months or less are not recorded on our Consolidated Balance Sheets. Instead we recognize lease expense for these leases on a straight-line basis over the lease term.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. LEASES (CONTINUED)
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	September 30, 2020
Assets
Operating leases	Other non-current assets	$14,334
Total lease assets		$14,334

Liabilities
Operating leases	Other current liabilities	$2,527
Operating leases	Other non-current liabilities	16,193
Total lease liabilities		$18,720
The following were the components of our lease cost (in thousands):

	Statement of Operations Location	Fiscal year ended September 30, 2020
Operating lease cost	Cost of goods sold and SG&A	$3,341
Variable lease cost	Cost of goods sold and SG&A	744
Short-term lease cost	Cost of goods sold and SG&A	175
Total lease cost		$4,260
The following table presents supplemental information related to operating leases (in thousands):

Fiscal year ended September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,893
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,073

September 30, 2020
Weighted average remaining lease term - operating leases	5.6 years
Weighted average discount rate - operating leases	4.80%
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2020 (in thousands):

Fiscal year	Amount
2021	$3,335
2022	2,932
2023	2,669
2024	2,452
2025	2,348
Thereafter	9,219
Total future undiscounted lease payments	22,955
Less imputed interest	(4,235)
Total reported lease liability	$18,720

In July 2020, we signed a lease agreement for ten years in Sandy, Utah. We have $4.8 million of future minimum lease obligations under this new lease for 35,466 square feet of office space. Included in this agreement is $1.0 million of tenant improvement allowance. This agreement is not included on our Consolidated Balance Sheet nor in the above table as the lessor has not made the underlying asset available for use.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. LEASES (CONTINUED)
As follows, aggregate annual future minimum rental commitments under operating leases with noncancelable terms of more than one year at September 30, 2019 were reported under previous lease accounting standards (in thousands):

Fiscal year	Amount
2020	$2,596
2021	2,575
2022	2,314
2023	2,056
2024	2,095
Thereafter	11,361
Total minimum payments required	$22,997

11. RESTRUCTURING
2020 Restructuring
In second quarter of fiscal 2020, we recorded and re-aligned our product management group within IoT Products & Services segment and eliminated two employment positions. We recorded $38 thousand for employee termination charges. This was fully paid during the second quarter of fiscal 2020.
In the third quarter of fiscal 2020, we recorded $95 thousand of restructuring for employee termination charges primarily within our IoT Solutions segment. This resulted in the elimination of 22 employment positions. This restructuring was completed in the fourth quarter of fiscal 2020.
Manufacturing Transition
As announced in April 2018, we transferred the manufacturing functions of our Eden Prairie, Minnesota operations facility to existing contract manufacture suppliers. As a result, 53 employment positions in total were eliminated, resulting in restructuring charges amounting to approximately $0.5 million for employee costs during the third and fourth quarters of fiscal 2018 in our IoT Product and Services segment. The payments associated with these charges were completed in the first half of fiscal 2019.
2017 Restructuring
In May 2017, we approved a restructuring plan primarily impacting our France location, which is now closed. We also eliminated certain employment positions in the U.S. The restructuring was the result of a decision to consolidate our France operations to our Europe, Middle East and Africa ("EMEA") headquarters in Munich. The total restructuring charges amounted to $2.5 million in fiscal 2017, which included $2.3 million of employee costs and $0.2 million of contract termination costs during the third quarter of fiscal 2017 in our IoT Product and Services segment. These actions resulted in an elimination of 10 employment positions in the U.S. and 8 employment positions in France. The payments associated with these charges were completed during the first half of fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. RESTRUCTURING (CONTINUED)
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	2020 Restructuring	Manufacturing Transition	2017 Restructuring
	Employee Termination Costs	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2017	$—	$—	$1,528	$128	$1,656
Restructuring charge	—	504	—	—	504
Payments	—	(357)	(1,035)	(161)	(1,553)
Reversals	—	—	(244)	41	(203)
Foreign currency fluctuation	—	—	44	5	49
Balance at September 30, 2018	$—	$147	$293	$13	$453
Payments	—	(108)	(233)	(18)	(359)
Reversals	—	(39)	(53)	5	(87)
Foreign currency fluctuation	—	—	(7)	—	(7)
Balance at September 30, 2019	$—	$—	$—	$—	$—
Restructuring charge	133	—	—	—	133
Payments	(117)	—	—	—	(117)
Reversals	(16)	—	—	—	(16)
Balance at September 30, 2020	$—	$—	$—	$—	$—

12. REVENUE
Revenue Disaggregation
The following summarizes our revenue by geographic location of our customers:

	Fiscal year ended September 30,
($ in thousands)	2020	2019	2018
North America, primarily the United States	$213,487	$184,022	$161,924
Europe, Middle East & Africa	40,076	39,896	39,211
Rest of world	25,708	30,285	25,758
Total revenue	$279,271	$254,203	$226,893

The following summarizes our revenue by the timing of revenue recognition:

	Fiscal year ended September 30,
($ in thousands)	2020	2019	2018
Transferred at a point in time	$253,371	$231,387	$212,448
Transferred over time	25,900	22,816	14,445
Total revenue	$279,271	$254,203	$226,893
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets was $2.0 million at September 30, 2020 and $2.1 million at September 30, 2019 and is included in property, equipment and improvements, net. Depreciation expense for these subscriber assets was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. REVENUE (CONTINUED)
$1.5 million, $1.1 million and $0.5 million for fiscal 2020, 2019 and 2018, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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
Changes in unearned revenue were:

Fiscal year ended September 30,
($ in thousands)	2020
Unearned revenue, beginning of period	$5,025
Billings	35,213
Revenue recognized	(30,897)
Unearned revenue, end of period	$9,341

Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2020 approximately $14.0 million of revenue is expected to be recognized from remaining performance obligations for subscriptions contracts. We expect to recognize revenue on approximately $10.0 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two years to seven years.
13. INCOME TAXES
The components of income before income taxes are (in thousands):

	Fiscal year ended September 30,
	2020	2019	2018
United States	$3,756	$7,981	$(2,427)
International	3,707	3,164	5,677
Income before income taxes	$7,463	$11,145	$3,250
The components of the income tax (benefit) expense are (in thousands):

	Fiscal year ended September 30,
	2020	2019	2018
Current:
Federal	$709	$950	$526
State	572	290	57
Foreign	1,128	746	1,412
Deferred:
U.S.	(2,911)	(825)	(536)
Foreign	(446)	26	160
Income tax (benefit) expense	$(948)	$1,187	$1,619

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. INCOME TAXES (CONTINUED)
Net deferred tax (liability) asset consists of (in thousands):

	As of September 30,
	2020	2019
Non-current deferred tax asset	$389	$7,330
Non-current deferred tax liability	(17,171)	(261)
Net deferred tax (liability) asset	$(16,782)	$7,069

Depreciation and amortization	$(1,037)	$(480)
Lease asset	(3,415)	—
Lease liability	4,477	—
Inventories	979	536
Compensation costs	3,698	3,675
Other accruals	3,985	3,870
Tax credit carryforwards	6,021	4,911
Valuation allowance	(4,372)	(3,810)
Identifiable intangible assets	(27,118)	(1,633)
Net deferred tax (liability) asset	$(16,782)	$7,069
As of September 30, 2020, we had $3.1 million of tax carryforwards (net of reserves) related to federal and state research and development tax credits. We also had $2.9 million of carryforwards consisting of a U.S. capital loss of $2.6 million, non-U.S. net operating losses of $0.2 million and foreign tax credits of $0.1 million. The majority of our federal research and development tax credits have a 20-year carryforward period. The state research and development tax credits have a 15-year carryforward period. The majority of our non-U.S. net operating losses have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2034. Our U.S. capital loss carryforward will expire in fiscal tax year 2021.
Our valuation allowance for certain U.S. and foreign locations was $4.4 million at September 30, 2020 and $3.8 million at September 30, 2019. The increase in valuation allowance is primarily the result of prior period adjustments to the valuation allowance and state research and development credits generated. The deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If future taxable income projections are not realized, an additional valuation allowance may be required. This would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax amount to our income tax (benefit) expense is (in thousands):

	Fiscal year ended September 30,
	2020	2019	2018
Statutory income tax amount	$1,567	$2,341	$809
Increase (decrease) resulting from:
State taxes, net of federal benefits	392	196	(71)
Manufacturing deduction	—	—	(364)
Transaction costs	143	—	79
Employee stock purchase plan	127	59	56
Foreign operations	431	225	318
Non-deductible executive compensation	115	171	27
Change in valuation allowance	173	520	(994)
Utilization of research and development tax credits	(2,881)	(2,173)	(1,971)
One-time transition tax	—	—	250
Deferred balance sheet remeasure	—	9	2,727
ASU 2016-09 excess stock compensation	(673)	(56)	643
Contingent consideration	(27)	250	388
Changes from provision to return	(111)	(511)	(554)
Adjustment of tax contingency reserves	151	146	193
U.S. deduction for foreign export sales	(355)	(146)	—
Global intangible low-taxed income	31	162	—
Other, net	(31)	(6)	83
Income tax (benefit) expense	$(948)	$1,187	$1,619
The Tax Cuts & Jobs Act of 2017 was enacted in the U.S. on December 22, 2017. We applied the guidance in Staff Accounting Bulletin ("SAB") 118 when accounting for the enactment-date income tax effects of this act in fiscal 2018. At September 30, 2018 we had not fully completed our accounting for the enactment effects of this act. We, however, had recorded a provisional estimate of the tax expense related to the effects on our existing deferred tax balances and the one-time transition tax which totaled $3.0 million in fiscal 2018. In the first quarter of fiscal 2019 we completed our accounting for the enactment date income tax effects of this act, and there were no significant adjustments to the provisional amounts recorded in fiscal 2018. In addition, certain provisions of this act became effective for us in fiscal 2019. The estimated tax impacts of these provisions are included in our effective tax rate for the current period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Fiscal year ended September 30,
	2020	2019	2018
Unrecognized tax benefits at beginning of fiscal year	$1,713	$1,561	$1,335
Increases related to:
Prior year income tax positions	756	9	39
Current year income tax positions	425	314	315
Decreases related to:
Prior year income tax positions	—	(34)	—
Settlements	(7)	—	—
Expiration of statute of limitations	(287)	(137)	(128)
Unrecognized tax benefits at end of fiscal year	$2,600	$1,713	$1,561

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. INCOME TAXES (CONTINUED)
The total amount of unrecognized tax benefits ("UTB") at September 30, 2020 that, if recognized, would affect our effective tax rate was $2.4 million. We expect that it is reasonably possible that the total amounts of UTB will decrease by approximately $0.1 million over the next 12 months due to the expiration of various statutes of limitations. Of the $2.6 million of UTB, $1.9 million is included in non-current income taxes payable and $0.7 million is included with non-current deferred tax assets on the Consolidated Balance Sheets at September 30, 2020.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2020 and 2019, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We accrued interest and penalties related to unrecognized tax benefits of $0.1 million at both September 30, 2020 and 2019. These accrued interest and penalties are included in our non-current income taxes payable on our Consolidated Balance Sheets.
We operate in multiple tax jurisdictions both in the U.S. and outside of the U.S. and face audits from various tax authorities regarding transfer pricing, tax credits, and other matters. Accordingly we must determine the appropriate allocation of income to each of these jurisdictions. This determination requires us to make several estimates and assumptions. Tax audits associated with the allocation of this income, and other complex issues, may require an extended period of time to resolve and may result in adjustments to our income tax balances in those years that are material to our Consolidated Balance Sheets and results of operations.
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2016. We are currently under U.S. federal examination for fiscal years 2017 and 2018, and there is very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.
At September 30, 2020, the majority of undistributed foreign earnings are taxed under the one time transition tax and the global intangible low-taxed income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. Additionally, the previously un-taxed accumulated undistributed foreign earnings from prior fiscal years are still permanently reinvested and, as such, we have not accrued additional U.S. tax. It is our position that the earnings of our foreign subsidiaries are to be reinvested indefinitely to fund current operations and provide for future international expansion opportunities and only repatriate earnings to the extent that U.S. taxes have already been recorded. As of September 30, 2020, we are permanently reinvested with respect to previously non-taxed accumulated earnings in all jurisdictions.
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
14. STOCK-BASED COMPENSATION
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
The 2020 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2020 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. The 2020 Plan is scheduled to expire on January 28, 2030. Options under the 2020 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units, we issue new shares of stock. As of September 30, 2020, there were approximately 1,209,150 shares available for future grants under the 2020 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
The 2019 Plan, under which grants ceased upon approval of the 2020 Plan, authorized the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provided services to us or our affiliates. Options that have been granted under the 2019 Plan typically vested over a four-year period and expired if unexercised after seven years from the date of grant. RSUs that were granted to directors typically vested in one year. RSUs that were granted to executives and employees typically vested in December over a four-year period. Awards may no longer be granted under the 2019 Plan as grants ceased upon approval of the 2020 Plan effective January 29, 2020 at the Annual Meeting of Stockholders. The exercise price of options and the grant date price of restricted stock units was determined by our Compensation Committee but could be less than the fair market value of our common stock based on the closing price on the date of grant.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2020, 2019 and 2018 our employees forfeited 103,492, 93,128 and 74,204 shares, respectively in order to satisfy $1.8 million, $1.1 million and $0.7 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.1 million, $1.1 million and $1.1 million in fiscal 2020, 2019 and 2018, respectively. Pursuant to the Purchase Plan, 117,826, 111,036, and 125,446 shares of common stock were issued to employees during fiscal 2020, 2019 and 2018, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2020, 711,714 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as (in thousands):

	Fiscal year ended September 30,
	2020	2019	2018
Cost of sales	$291	$174	$195
Sales and marketing	2,318	1,708	1,492
Research and development	1,197	996	516
General and administrative	3,431	2,777	2,651
Stock-based compensation before income taxes	7,237	5,655	4,854
Income tax benefit	(1,523)	(1,174)	(1,017)
Stock-based compensation after income taxes	$5,714	$4,481	$3,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
Below is a summary of our stock options as of September 30, 2020 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2019	3,348	$10.85
Granted	796	16.56
Exercised	(583)	10.12
Forfeited / Canceled	(168)	13.16
Balance at September 30, 2020	3,393	$12.20	3.9	$12,790

Exercisable at September 30, 2020	2,115	$10.80	2.9	$10,207
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $15.63 as of September 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2020, 2019 and 2018 was $3.7 million, $2.1 million and $1.2 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Fiscal year ended September 30,
	2020	2019	2018
Weighted average per option grant date fair value	$6.17	$4.48	$3.98
Assumptions used for option grants:
Risk free interest rate	0.37% - 1.73%	1.60% - 2.93%	2.12% - 2.89%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	36% - 44%	33% - 35%	33% - 34%
Weighted average volatility	36%	34%	33%
Expected dividend yield	0%	0%	0%
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
As of September 30, 2020, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $6.0 million. The related weighted average period over which this cost is expected to be recognized was approximately 2.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
As of September 30, 2020, the weighted average exercise price and remaining life of the stock options were (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$7.40 - $9.03	485	2.33	$8.22	485	$8.22
$9.04 - $10.33	542	3.61	$10.04	427	$9.98
$10.35 - $11.23	602	3.42	$10.94	405	$10.86
$11.24 - $12.63	620	3.79	$12.08	448	$12.17
$12.64 - $13.92	573	4.48	$13.65	339	$13.53
$13.93 - $17.94	536	6.05	$17.62	11	$14.75
$17.95 - $18.20	35	6.14	$18.20	—	$—
$7.40 - $18.20	3,393	3.98	$12.20	2,115	$10.80
The total grant date fair value of shares vested was $3.7 million, $3.5 million and $3.3 million in each of fiscal 2020, 2019 and 2018, respectively.
Non-vested Restricted Stock Units
Below is a summary of our non-vested restricted stock units as of September 30, 2020 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2019	888	$11.65
Granted	516	$14.86
Vested	(322)	$11.78
Canceled	(110)	$12.53
Nonvested at September 30, 2020	972	$13.20
As of September 30, 2020, the total unrecognized compensation cost related to non-vested restricted stock units was $9.6 million. The related weighted average period over which this cost is expected to be recognized was approximately 1.4 years.
15. COMMON STOCK REPURCHASE
Common Stock Repurchase Program
On April 24, 2018 our Board of Directors authorized a program to repurchase up to $20.0 million of our common stock primarily to return capital to shareholders. This repurchase authorization expired on May 1, 2019. There were no shares repurchased under this program.
16. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 25% of their pre-tax earnings subject to certain limits under law.
Prior to May 3, 2020, we provided a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. In addition, we may make contributions to the plan at the discretion of the Board of Directors. Effective May 3, 2020 we indefinitely suspended the employer matching contributions in

16. EMPLOYEE BENEFIT PLANS (CONTINUED)
the United States and Canada. We provided matching contributions of $1.7 million for fiscal 2020, $1.8 million for fiscal 2019 and $1.6 million for fiscal 2018.
17. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain of our buildings and equipment under noncancelable lease agreements. Please refer to Note 10 to our consolidated financial statements for additional information.
Litigation
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
18. QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands, except per common share data)

	Quarter ended
	Dec. 31	March 31	June 30	Sept. 30
Fiscal 2020
Revenue	$62,317	$73,447	$70,338	$73,169
Gross profit	$30,464	$38,641	$37,349	$37,518
Net income (1)	$208	$2,004	$1,766	$4,433
Net income per common share - basic	$0.01	$0.07	$0.06	$0.15
Net income per common share - diluted	$0.01	$0.07	$0.06	$0.15

Fiscal 2019
Revenue	$62,313	$65,764	$61,166	$64,960
Gross profit	$29,783	$30,329	$28,328	$30,595
Net income	$4,682	$1,342	$1,648	$2,286
Net income per common share - basic	$0.17	$0.05	$0.06	$0.08
Net income per common share - diluted	$0.17	$0.05	$0.06	$0.08
(1)During fiscal 2020, we recorded a discrete tax benefit of $1.0 million in the first quarter of fiscal 2020 resulting from excess tax benefits recognized on stock compensation and an adjustment of our state deferred tax rate due to the Opengear acquisition.
19. SUBSEQUENT EVENTS
Restructuring
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment ("the plan"). The plan aligns the business segment's organization around product lines. Under the plan, we expect to eliminate

19. SUBSEQUENT EVENTS (CONTINUED)
approximately 20 employment positions during the first quarter ending December 31, 2020. In connection with the plan, we expect to incur total restructuring charges in the range of $0.8 million to $0.9 million relating to cash severance expenses during the first fiscal quarter ended December 31, 2020.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of our financial reporting and the preparation of Digi's financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2020.
On December 13, 2019, we completed our acquisition of Opengear. As permitted for recently acquired businesses, management has excluded this business from our assessment of internal control over financial reporting. This excluded business represents total assets and revenues constituting 34% and 19%, respectively, of our related consolidated financial statement amounts for the fiscal year ended September 30, 2020. We will be required to include them in our assessment beginning in the first quarter of fiscal 2021.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that Digi's internal control over financial reporting was effective as of September 30, 2020 based on Internal Control–Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Digi International Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2020, and our report dated November 25, 2020, expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Opengear, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 34% and 19%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2020. As indicated in Management’s Report, Opengear, Inc. was acquired during the year ended September 30, 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Opengear, Inc.
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
November 25, 2020

ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings "Proposal No. 1 - Election of Directors", "Security Ownership of Principal Stockholders and Management" and, if applicable, "Delinquent Section 16(a) Reports" in our Proxy Statement for our 2021 Annual Meeting of Stockholders we intend to file with the SEC (the "Proxy Statement").
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	52	President and Chief Executive Officer
James J. Loch	48	Senior Vice President, Chief Financial Officer and Treasurer
Kevin C. Riley	59	President, IoT Solutions
Tracy L. Roberts	58	Vice President of Technology Services
David H. Sampsell	52	Vice President of Corporate Development, General Counsel and Corporate Secretary
Terrence G. Schneider	54	Vice President Supply Chain Management
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of Digi (filed as part of this Annual Report on Form 10-K)
1.	Consolidated Statements of Operations for fiscal years ended September 30, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2020, 2019 and 2018
Consolidated Balance Sheets as of September 30, 2020 and 2019
Consolidated Statements of Cash Flows for fiscal years ended September 30, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
2.	Schedule of Valuation and Qualifying Accounts
3.	Report of Independent Registered Certified Public Accounting Firm

(b) Exhibits
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under SEC file number 1-34033.

Exhibit Number		Description	Method of Filing

2	(a)	Equity Purchase Agreement with Schechter Tech LLC (d/b/a TempAlert LLC) dated as of October 20, 2017* (1)	Incorporated by Reference
2	(b)
Agreement and Plan of Merger by and among Digi International Inc., Namath Merger Sub. Inc., Opengear, Inc. and Shareholder Representative Services LLC, as representative, dated as of November 7, 2019* (2)
Incorporated by Reference
3	(a)	Restated Certificate of Incorporation, as amended (3)	Incorporated by Reference
3	(b)	Amended and Restated By-Laws (4)	Incorporated by Reference
4		Description of Securities	Filed Electronically
10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of December 10, 2019** (5)	Incorporated by Reference
10	(b)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009** (6)	Incorporated by Reference
10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)** (7)	Incorporated by Reference
10	(b)(ii)
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
Incorporated by Reference
10	(d)	Digi International Inc. 2014 Omnibus Incentive Plan** (11)	Incorporated by Reference
10	(d)(i)
Form of Notice of Grant of Stock Options and Option Agreement including Addenda to Option Agreement that may apply to certain grants (for grants under Digi International Inc. 2014 Omnibus Incentive Plan)** (12)
Incorporated by Reference
10	(d)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (13)	Incorporated by Reference
10	(e)	Digi International Inc. 2016 Omnibus Incentive Plan** (14)	Incorporated by Reference
10	(e)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (15)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(e)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (16)	Incorporated by Reference
10	(e)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)** (17)	Incorporated by Reference
10	(f)	Digi International Inc. 2017 Omnibus Incentive Plan** (18)	Incorporated by Reference
10	(f)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (19)	Incorporated by Reference
10	(f)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (20)	Incorporated by Reference
10	(f)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)** (21)	Incorporated by Reference
10	(g)	Digi International Inc. 2018 Omnibus Incentive Plan** (22)	Incorporated by Reference
10	(g)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (23)	Incorporated by Reference
10	(g)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (24)	Incorporated by Reference
10	(g)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (25)	Incorporated by Reference
10	(g)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (26)	Incorporated by Reference
10	(h)	Digi International Inc. 2019 Omnibus Incentive Plan** (27)	Incorporated by Reference
10	(h)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (28)	Incorporated by Reference
10	(h)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (29)	Incorporated by Reference
10	(h)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (30)	Incorporated by Reference
10	(h)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (31)	Incorporated by Reference
10	(i)	Digi International Inc. 2020 Omnibus Incentive Plan** (32)	Incorporated by Reference
10	(i)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (33)	Incorporated by Reference
10	(i)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (34)	Incorporated by Reference
10	(i)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (35)	Incorporated by Reference
10	(i)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (36)	Incorporated by Reference
10	(i)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (37)	Incorporated by Reference
10	(j)	Form of indemnification agreement with directors and officers of the Company** (38)	Incorporated by Reference
10	(k)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (39)	Incorporated by Reference
10	(l)	Offer letter with David H. Sampsell dated as of April 8, 2011** (40)	Incorporated by Reference
10	(m)	Employment Agreement with Kevin C. Riley dated January 23, 2013** (41)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(n)	Offer letter with Michael A. Ueland dated September 27, 2016** (42)	Incorporated by Reference
10	(o)	Offer letter with Michael A. Ueland dated October 29, 2018** (43)	Incorporated by Reference
10	(p)	Offer letter with James J. Loch dated May 1, 2019** (44)	Incorporated by Reference
10	(q)
Credit Agreement dated as of December 13, 2019, with BMO Harris Bank N.A., as administrative agent and collateral agent, BMO Capital Markets Corp., as joint lead arranger and sole book runner and Silicon Valley Bank, as joint lead arranger, other lenders from time to time party hereto (45)
Incorporated by Reference
10	(r)
First Amendment to Credit Agreement dated as of April 14, 2020 by and among Digi International, Inc. the other loan parties signatory thereto, each Lender under the Credit Agreement party thereto and BMO Harris Bank, N.A., as administrative agent (46)
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
101
The following financial statements from the Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.
Filed Electronically
104		The cover page from Digi International Inc.'s Annual Report on Form 10-K for the year ended September 30, 2020 is formatted in iXBRL (included in Exhibit 101).	Filed Electronically
____________________________
*     Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
**    Management compensatory contract or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

(1)    Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 25, 2017.
(2)    Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 8, 2019.
(3)    Incorporated by reference to Exhibit 3(a) to Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).
(4)    Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 30, 2020.
(5)    Incorporated by reference to Exhibit 10.a to Form 10-Q filed for the quarter ended March 31, 2020.
(6)    Incorporated by reference to Exhibit 10(a) to Form 8-K filed January 29, 2010.
(7)    Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended September 30, 2008.
(8)    Incorporated by reference to Exhibit 10(e)(ii) to Form 10-K for the year ended September 30, 2011.
(9)    Incorporated by reference to Exhibit 99 to Registration Statement on Form S-8 filed on April 16, 2013.
(10)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2013.
(11)    Incorporated by reference to Exhibit 99 to Registration Statement on Form S-8 filed on March 12, 2014.
(12)    Incorporated by reference to Exhibit 10(b)(i) to Form 10-Q for the quarter ended March 31, 2014.
(13)    Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2014.
(14)     Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 11, 2015.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(15)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2016.
(16)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2016.
(17)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2016.
(18)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 16, 2016.
(19)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2017.
(20)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2017.
(21)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2017.
(22)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 8, 2017.
(23)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2018.
(24)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2018.
(25)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2018.
(26)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2018.
(27)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 14, 2018.
(28)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2019.
(29)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2019.
(30)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2019.
(31)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2019.
(32)    Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2020.
(33)    Incorporated by reference to Exhibit 10(b)(i) to Form 10-Q for the quarter ended March 31, 2020.
(34)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2020.
(35)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2020.
(36)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2020.
(37)    Incorporated by reference to Exhibit 10(b)(v) to Form 10-Q for the quarter ended March 31, 2020.
(38)    Incorporated by reference to Exhibit 10 to Form 10‑Q for the quarter ended June 30, 2010.
(39)    Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2014.
(40)    Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended September 30, 2013.
(41)    Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2017.
(42)    Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended September 30, 2019.
(43)    Incorporated by reference to Exhibit 10.O to Form 10-K for the year ended September 30, 2018.
(44)    Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2019.
(45)    Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 16, 2019.
(46)    Incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2020.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 2020.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 25, 2020.

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

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts		Deductions		Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2020	$3,810	$670	$—		$108		$4,372
September 30, 2019	$3,291	$529	$—		$10		$3,810
September 30, 2018	$5,952	$521	$—		$3,182		$3,291

Valuation account - doubtful accounts
September 30, 2020	$968	$2,534	$—		$(276)	(2)	$3,778
September 30, 2019	$785	$635	$—		$452	(2)	$968
September 30, 2018	$341	$729	$40	(1)	$325	(2)	$785

Reserve for future credit returns and pricing adjustments
September 30, 2020	$2,677	$17,816	$—		$19,017		$1,476
September 30, 2019	$2,560	$12,640	$—		$12,523		$2,677
September 30, 2018	$2,169	$10,715	$—		$10,324		$2,560
(1)Established through purchase accounting relating to the acquisition of TempAlert
(2)Uncollectible accounts charged against allowance, net of recoveries