Form 10-Q
period 2020-12-31
DIGI INTERNATIONAL INC
filed 2021-02-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On January 29, 2021, there were 29,709,306 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2020	2019
	(in thousands, except per share data)
Revenue:
Product	$62,604	$54,247
Service	10,542	8,070
Total revenue	73,146	62,317
Cost of sales:
Cost of product	27,776	28,491
Cost of service	3,237	2,561
Amortization	1,114	801
Total cost of sales	32,127	31,853
Gross profit	41,019	30,464
Operating expenses:
Sales and marketing	14,924	12,061
Research and development	11,093	10,331
General and administrative	14,415	8,555
Restructuring charge	733	—
Total operating expenses	41,165	30,947
Operating loss	(146)	(483)
Other expense, net:
Interest income	—	231
Interest expense	(402)	(432)
Other expense, net	(192)	(236)
Total other expense, net	(594)	(437)
Loss before income taxes	(740)	(920)
Income tax benefit	(433)	(1,128)
Net (loss) income	$(307)	$208

Net (loss) income per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average common shares:
Basic	29,374	28,467
Diluted	29,374	29,614

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2020	2019
	(in thousands)
Net (loss) income	$(307)	$208
Other comprehensive income:
Foreign currency translation adjustment	1,872	2,660
Other comprehensive income	1,872	2,660
Comprehensive income	$1,565	$2,868
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2020	September 30, 2020
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$49,263	$54,129
Accounts receivable, net	52,500	59,227
Inventories	54,757	51,568
Other current assets	10,742	5,134
Total current assets	167,262	170,058
Property, equipment and improvements, net	13,442	11,507
Operating lease right-of-use assets	16,665	14,334
Intangible assets, net	117,392	121,248
Goodwill	212,366	210,135
Deferred tax assets	566	389
Other non-current assets	1,095	1,011
Total assets	$528,788	$528,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,972	$1,972
Accounts payable	22,472	28,067
Accrued compensation	10,317	9,372
Unearned revenue	11,979	7,691
Contingent consideration on acquired business	10,000	4,228
Current portion of operating lease liabilities	2,776	2,527
Other current liabilities	7,971	7,373
Total current liabilities	67,487	61,230
Income taxes payable	1,895	1,958
Deferred tax liabilities	17,823	17,171
Long-term debt	43,483	58,980
Operating lease liabilities	19,371	16,193
Other non-current liabilities	1,087	1,650
Total liabilities	151,146	157,182
Commitments and Contingencies (see Note 14)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 36,090,681 and 35,512,843 shares issued	361	355
Additional paid-in capital	285,536	279,741
Retained earnings	170,023	170,330
Accumulated other comprehensive loss	(21,945)	(23,817)
Treasury stock, at cost, 6,411,776 and 6,353,094 shares	(56,333)	(55,109)
Total stockholders' equity	377,642	371,500
Total liabilities and stockholders' equity	$528,788	$528,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2020	2019
	(in thousands)
Operating activities:
Net (loss) income	$(307)	$208
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	1,089	1,169
Amortization of intangible assets	3,961	2,448
Stock-based compensation	1,745	1,600
Deferred income tax provision	750	234
Change in fair value of contingent consideration	5,772	259
Provision for bad debt and product returns	(518)	50
Provision for inventory obsolescence	600	455
Restructuring charge	733	—
Other	118	161
Changes in operating assets and liabilities (net of acquisitions)	(5,631)	(28,651)
Net cash provided by (used in) operating activities	8,312	(22,067)
Investing activities:
Acquisition of business, net of cash acquired	—	(136,098)
Purchase of property, equipment, improvements and certain other intangible assets	(777)	(196)
Net cash used in investing activities	(777)	(136,294)
Financing activities:
Proceeds from long-term debt	—	110,000
Payments on long-term debt	(15,625)	—
Proceeds from stock option plan transactions	3,944	4,160
Proceeds from employee stock purchase plan transactions	334	286
Purchases of common stock	(1,446)	(1,577)
Net cash (used in) provided by financing activities	(12,793)	112,869
Effect of exchange rate changes on cash and cash equivalents	392	1,772
Net decrease in cash and cash equivalents	(4,866)	(43,720)
Cash and cash equivalents, beginning of period	54,129	92,792
Cash and cash equivalents, end of period	$49,263	$49,072

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(882)	$(186)
Contingent consideration recognized related to acquisition of business	$—	$(9,100)
Tenant improvement allowance	$(1,000)	$—
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(452)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2019	34,608	$346	6,367	$(54,339)	$266,567	$161,919	$(25,515)	$348,978
Net income						208		208
Other comprehensive income							2,660	2,660
Employee stock purchase plan issuances			(25)	214	72			286
Taxes paid for net share settlement of share-based payment awards			89	(1,577)				(1,577)
Issuance of stock under stock award plans	618	6			4,154			4,160
Stock-based compensation expense					1,600			1,600
Balances, December 31, 2019	35,226	$352	6,431	$(55,702)	$272,393	$162,127	$(22,855)	$356,315

Balances, September 30, 2020	35,513	$355	6,353	$(55,109)	$279,741	$170,330	$(23,817)	$371,500
Net loss						(307)		(307)
Other comprehensive income							1,872	1,872
Employee stock purchase plan issuances			(25)	222	112			334
Taxes paid for net share settlement of share-based payment awards			84	(1,446)				(1,446)
Issuance of stock under stock award plans	577	6			3,938			3,944
Stock-based compensation expense					1,745			1,745
Balances, December 31, 2020	36,090	$361	6,412	$(56,333)	$285,536	$170,023	$(21,945)	$377,642
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we", "us", "our", "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the year ended September 30, 2020 (the "2020 Financial Statements"). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
As described in Note 8, effective with the reorganization announcement on October 7, 2020, the measure of segment operating income (loss) used by our chief operating decision maker ("CODM") changed. As a result, our disclosed measure of segment operating income (loss) has been updated.
Potential Impacts of COVID-19 on our Business
The impact of the coronavirus disease 2019 ("COVID-19") pandemic continues to unfold. The extent of the pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the timing and level of resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. For a more detailed discussion see Part I, Item 1 in our Annual Report on Form 10-K for the year ended September 30, 2020 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q.
Recently Issued Accounting Pronouncements
Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820).  The updated guidance changes the disclosure requirements on fair value measurements. We adopted this standard in the first quarter of fiscal 2021. This standard did not have a material impact on our consolidated financial statements.
In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses. This update is intended to provide financial statement users with more decision-useful information about expected credit losses. We adopted this standard in the first quarter of fiscal 2021, following the modified-retrospective approach. This standard did not have a material impact on our consolidated financial statements.

2. ACQUISITIONS
Acquisition of Opengear, Inc.
On December 13, 2019, we completed our acquisition of Opengear, Inc. ("Opengear"), a New Jersey-based provider of secure IT infrastructure products and software. Opengear results have been included in our condensed consolidated financial statements within our IoT Products & Services segment since the date of acquisition.
During the first quarter of fiscal 2021, we recorded an out-of-period adjustment in connection with the purchase price accounting of Opengear. This balance sheet adjustment resulted in a decrease in fair value of net tangible assets acquired of $1.1 million, a decrease of $0.3 million to non-current deferred tax liability and an increase to goodwill of $0.8 million. Management assessed the impact of this adjustment and believes, after considering both quantitative and qualitative factors, that it is not material to our current or previously issued consolidated financial statements.
The following table summarizes the final fair values of Opengear assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$148,058
Contingent consideration	5,100
Total	$153,158

Fair value of net tangible assets acquired	$18,096
Identifiable intangible assets:
Customer relationships	79,000
Purchased and core technology	18,100
Trademarks	8,000
Deferred tax liability on identifiable intangible assets	(27,126)
Goodwill	57,088
Total	$153,158
The Condensed Consolidated Balance Sheet as of December 31, 2020 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

3. EARNINGS PER SHARE
Basic net (loss) income per common share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares result from dilutive common stock options and restricted stock units. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares. All potentially dilutive common equivalent shares are excluded from the calculations of net loss per diluted share due to their anti-dilutive effect for the three months ended December 31, 2020.

3. EARNINGS PER SHARE (CONTINUED)
The following table is a reconciliation of the numerators and denominators in the net (loss) income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2020	2019
Numerator:
Net (loss) income	$(307)	$208

Denominator:
Denominator for basic net (loss) income per common share — weighted average shares outstanding	29,374	28,467
Effect of dilutive securities:
Stock options and restricted stock units	—	1,147
Denominator for diluted net (loss) income per common share — adjusted weighted average shares	29,374	29,614

Net (loss) income per common share, basic	$(0.01)	$0.01
Net (loss) income per common share, diluted	$(0.01)	$0.01
For the three months ended December 31, 2020 and 2019, there were 547,045 and 594,447 potentially dilutive shares, respectively. These potentially dilutive shares were related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the three months ended December 31, 2020, there were 1,157,727 common stock options and restricted stock units that were not included in the above computation of diluted earnings per share.

4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2020	September 30, 2020
Accounts receivable, net:
Accounts receivable	$57,782	$65,027
Less allowance for doubtful accounts	2,987	3,778
Less reserve for future returns and pricing adjustments	2,295	2,022
Accounts receivable, net	$52,500	$59,227
Inventories:
Raw materials	$14,695	$14,009
Finished goods	40,062	37,559
Inventories	$54,757	$51,568

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

5. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired businesses	$10,000	$—	$—	$10,000
Total liabilities measured at fair value	$10,000	$—	$—	$10,000

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired businesses	$4,228	$—	$—	$4,228
Total liabilities measured at fair value	$4,228	$—	$—	$4,228
In connection with our acquisition of Bluenica Corporation ("Bluenica") in October 2015, we agreed to make contingent earn-out payments over a period of up to 4 years, subject to achieving specified revenue thresholds for sales of Bluenica products. We paid the final installment of $2.9 million during the third quarter of fiscal 2020.
In connection with our acquisition of Accelerated Concepts, Inc. ("Accelerated") in January 2018, we agreed to make contingent earn-out payments if specified revenue thresholds for sales of Accelerated products were achieved. We paid the first installment payment of $3.5 million in the third quarter of fiscal 2019. The earn-out period for this acquisition ended on January 22, 2020. We paid the final installment of $2.4 million in the third quarter of fiscal 2020.
In connection with our acquisition of Opengear, we agreed to make contingent payments, based upon certain revenue thresholds (see Note 2 to the condensed consolidated financial statements). We paid the first installment of $0.9 million during the third quarter of fiscal 2020. The fair value of the remaining liability for contingent consideration for the acquisition of Opengear was equal to the maximum payout of $10.0 million at December 31, 2020 due to a substantial increase in revenue over our previous expectations. We expect to pay this amount during the second quarter of fiscal 2021.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2020	2019
Fair value at beginning of period	$4,228	$5,407
Contingent consideration recognized for acquired business	—	9,100
Change in fair value of contingent consideration	5,772	259
Fair value at end of period	$10,000	$14,766
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. The fair value of the contingent consideration at December 31, 2020 was based on the actual achievement of the specified revenue thresholds for Opengear.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	December 31, 2020			September 30, 2020
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$76,473	$(57,017)	$19,456	$76,011	$(55,482)	$20,529
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	22,936	(13,968)	8,968	22,836	(13,535)	9,301
Customer relationships	125,805	(36,957)	88,848	125,500	(34,232)	91,268
Non-compete agreements	600	(480)	120	600	(450)	150
Total	$225,926	$(108,534)	$117,392	$225,059	$(103,811)	$121,248
Amortization expense was $4.0 million and $2.4 million for the three months ended December 31, 2020 and 2019, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2021 and the five succeeding fiscal years is (in thousands):

2021 (nine months)	$11,616
2022	$14,720
2023	$12,518
2024	$11,815
2025	$8,358
2026	$8,126
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Three months ended December 31,
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2020	$160,365	$49,770	$210,135
Adjustment (see Note 2)	846	—	846
Foreign currency translation adjustment	834	551	1,385
Balance at December 31, 2020	$162,045	$50,321	$212,366
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 8). Effective with the reorganization announcement on October 7, 2020 (see Note 13), our IoT Products & Services business is now structured to include four operating segments, each with a segment manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. We have concluded that these operating segments along with our IoT Solutions segment constitute separate reporting units and will be tested individually for impairment. As of December 31, 2020, we have performed a qualitative assessment and concluded that there is no impairment or triggering events.
For our fiscal 2020 annual impairment test we concluded that the IoT Products & Services segment and the IoT Solutions segment constitute separate reporting units for purposes of the ASC 350-20-35 "Goodwill Measurement of Impairment" assessment and both units were tested individually for impairment.
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

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
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
Prior to May 4, 2020, borrowings under the Credit Facility bore interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage ("ABR"); this interest rate was reset quarterly. Effective May 4, 2020, borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 3.25% to 1.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at December 31, 2020 was 0.6%.
We also incurred debt issuance costs under the Credit Facility of $2.6 million in the first quarter of fiscal 2020. These issuance costs are being amortized using the straight-line method over the term of the loan and reported in interest expense.
Amounts under the Term Loan will be repaid in quarterly installments on the last day of each fiscal quarter. Amortization is 5% in the first two years, 7.5% in the next two years and 10% in the final year.  The remaining outstanding balance will mature on December 13, 2024. The Revolving Loan is due in a lump sum payment at maturity on December 13, 2024. The fair values of the Term Loan and Revolving Loan approximated carrying value at December 31, 2020.

7. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness at December 31, 2020 (in thousands):

Term loan	$47,500
Total loans	47,500
Less unamortized issuance costs	(2,045)
Less current maturities of long-term debt	(1,972)
Total long-term debt, net of current portion	$43,483

The following table is a summary of future maturities of our aggregate long-term debt at December 31, 2020 (in thousands):

2021 (nine months)	$1,875
2022	3,438
2023	3,750
2024	4,687
2025	33,750
Total long-term debt	$47,500
Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At December 31, 2020, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

8. SEGMENT INFORMATION
We have two reportable segments: IoT Products & Services and IoT Solutions. Effective with the reorganization announcement on October 7, 2020 (see Note 13), our IoT Products & Services business is now structured to include four operating segments, each with a segment manager. There four operating segments include:
•Cellular Routers - box devices (fully enclosed) that provide connectivity typically in a place where the device can be plugged in exclusively using cellular communications.
•Console Servers - similar to cellular routers except they are exclusively for edge computing installments and date center applications exclusively using cellular communications.
•OEM Solutions - Original Equipment Manufacturers ("OEM") will be a chip, rather than a boxed device. This can come in the form of a stand-alone chip, or from a system on modules ("SOMs"). While cellular is used, other communication protocols can be used such as Zigbee, Bluetooth or Radio-Frequency ("RF") based on application.
•Infrastructure Management - includes connect sensors that will be cellular enabled devices that are battery operated, as well as other types of console server applications that are more DAL based compared to Console Servers. They do have some products that are not using cellular communications, but a large part of the portfolio does use cellular communication.
We believe these four operating segments have similar qualitative and quantitative factors which allow us to aggregate them under the IoT Products & Services reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating income (loss). Our CODM reviews and makes business decisions which includes a primary review of operating income (loss) but also includes gross profit. Thus, our measure of segment measure of profit or loss used by our CODM changed. The shared general and administrative costs are now allocated to each operating segment. As a result, our disclosed measure of segment operating income (loss) has been updated for all periods presented. The change to the business segment operating income (loss) aligns with the update to how the CODM assesses performance and allocates resources for our business segments.

8. SEGMENT INFORMATION (CONTINUED)
Summary operating results for each of our segments were (in thousands):

	Three months ended December 31,
	2020	2019
Revenue
IoT Products & Services	$61,780	$54,613
IoT Solutions	11,366	7,704
Total revenue	$73,146	$62,317
Gross Profit
IoT Products & Services	$35,679	$26,651
IoT Solutions	5,340	3,813
Total gross profit	$41,019	$30,464
Operating Income (Loss)
IoT Products & Services	$1,269	$4,397
IoT Solutions	(1,415)	(4,880)
Total operating loss	$(146)	$(483)
Depreciation and Amortization
IoT Products & Services	$3,134	$1,706
IoT Solutions	1,916	1,911
Total depreciation and amortization	$5,050	$3,617

Total expended for property, plant and equipment was (in thousands):

	Three months ended December 31,
	2020	2019

IoT Products & Services	$777	$190
IoT Solutions*	—	6
Total expended for property, plant and equipment	$777	$196
* Excluded from this amount is $882 and $186 of transfers of inventory to property plant and equipment for subscriber assets for the three months ended December 31, 2020 and 2019, respectively.
Total assets for each of our segments were (in thousands):

	December 31, 2020	September 30, 2020

IoT Products & Services	$394,315	$387,578
IoT Solutions	85,210	86,975
Unallocated*	49,263	54,129
Total assets	$528,788	$528,682
*Unallocated consists of cash and cash equivalents.

9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended December 31,
	2020	2019
North America, primarily the United States	$54,018	$47,536
Europe, Middle East & Africa	10,536	8,516
Rest of world	8,592	6,265
Total revenue	$73,146	$62,317
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended December 31,
	2020	2019
Transferred at a point in time	$64,188	$56,300
Transferred over time	8,958	6,017
Total revenue	$73,146	$62,317
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $2.4 million and $2.0 million as of December 31, 2020 and September 30, 2020, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.5 million and $0.3 million for the three months ended December 31, 2020 and December 31, 2019, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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
Changes in unearned revenue were (in thousands):

	Three months ended December 31,
	2020	2019
Unearned revenue, beginning of period	$9,341	$5,025
Billings	14,267	9,847
Revenue recognized	(10,542)	(8,070)
Unearned revenue, end of period	$13,066	$6,802
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2020, approximately $13.5 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $9.1 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.

10. INCOME TAXES
Our income tax benefit was $0.4 million for the three months ended December 31, 2020. Included in this benefit was a net tax benefit discretely related to the three months ended December 31, 2020 of $0.3 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2020	$2,600
Expiration of statute of limitations	(54)
Unrecognized tax benefits as of December 31, 2020	$2,546
The total amount of unrecognized tax benefits at December 31, 2020 that, if recognized, would affect our effective tax rate was $2.4 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months.

11. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2020	$942	$123	$(100)	$965
Three months ended December 31, 2019	$1,012	$74	$(87)	$999

12. LEASES
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

12. LEASES (CONTINUED)
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	December 31, 2020	September 30, 2020
Assets
Operating leases	Other non-current assets	$16,665	$14,334
Total lease assets		$16,665	$14,334

Liabilities
Operating leases	Other current liabilities	$2,776	$2,527
Operating leases	Other non-current liabilities	19,371	16,193
Total lease liabilities		$22,147	$18,720
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended December 31,
	2020	2019
Operating lease cost	$861	$814
Variable lease cost	268	23
Short-term lease cost	32	38
Total lease cost	$1,161	$875
The following table presents supplemental information related to operating leases (in thousands):

	Three months ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$911	$416
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,892	$—
Non-cash tenant improvement allowance	$1,000	$—
At December 31, 2020 the weighted average remaining lease term of our operating leases was 6.3 years and the weighted average discount rate for these leases was 4.6%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2020 (in thousands):

Fiscal year	Amount
Remainder of 2021	$2,798
2022	3,412
2023	3,148
2024	2,919
2025	2,821
2026	2,591
Thereafter	9,266
Total future undiscounted lease payments	26,955
Less imputed interest	(4,808)
Total reported lease liability	$22,147

13. RESTRUCTURING
Q1 FY2021 Restructuring
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment. The restructuring plan aligns the business segment's organization around product lines. Under this plan, we recorded a charge of $0.7 million for employee termination charges and eliminated 19 employment positions primarily in the U.S. during the three months ended December 31, 2020.
Below is a summary of the restructuring charges and other activity (in thousands):

Q1 2021 Restructuring
Employee Termination Costs
Balance at September 30, 2020	$—
Restructuring charge	733
Payments	(510)
Foreign currency fluctuation	(27)
Balance at December 31, 2020	$196
14. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain of our buildings and equipment under noncancelable lease agreements. Please refer to Note 12 to our condensed consolidated financial statements for additional information.
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
The 2020 Plan authorizes the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2020 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. The 2020 Plan is scheduled to expire on January 28, 2030. Options under the 2020 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs is determined by our Compensation Committee but will not be less

15. STOCK-BASED COMPENSATION (CONTINUED)
than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units or performance stock units, we issue new shares of stock. As of December 31, 2020, there were approximately 648,815 shares available for future grants under the 2020 Plan.
Cash received from the exercise of stock options was $3.9 million and $4.2 million for the three months ended December 31, 2020 and December 31, 2019, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election we retain a portion of shares issuable under the award. Tax with withholding obligations otherwise occur by the employee paying cash to us for the withholding. During the three months ended December 31, 2020 and 2019, our employees forfeited 83,928 shares and 88,723 shares, respectively, in order to satisfy respective withholding tax obligations of $1.4 million and $1.6 million.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. ESPP contributions by employees were $0.3 million for both of the three-month periods ended December 31, 2020 and December 31, 2019, respectively. Pursuant to the ESPP, 25,246 and 24,738 common shares were issued to employees during the three months ended December 31, 2020 and December 31, 2019, respectively. Shares are issued under the ESPP from treasury stock. As of December 31, 2020, 686,468 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended December 31,
	2020	2019
Cost of sales	$82	$64
Sales and marketing	525	431
Research and development	210	294
General and administrative	928	811
Stock-based compensation before income taxes	1,745	1,600
Income tax benefit	(365)	(332)
Stock-based compensation after income taxes	$1,380	$1,268
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2020	3,393	$12.20
Granted	418	16.91
Exercised	(357)	11.06
Forfeited / Canceled	(69)	14.17
Balance at December 31, 2020	3,385	$12.86	4.2	$20,433

Exercisable at December 31, 2020	1,983	$11.28	3.1	$15,103
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $18.90 as of December 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

15. STOCK-BASED COMPENSATION (CONTINUED)
The total intrinsic value of all options exercised during the three months ended December 31, 2020 was $2.2 million and during the three months ended December 31, 2019 was $3.0 million.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2020	2019
Weighted average per option grant date fair value	$7.12	$6.56
Assumptions used for option grants:
Risk free interest rate	0.51% - 0.54%	1.67% - 1.73%
Expected term	6.00 years	6.00 years
Expected volatility	44%	36%
Weighted average volatility	44%	36%
Expected dividend yield	—	—

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
As of December 31, 2020, the total unrecognized compensation cost related to non-vested stock options was $7.9 million and the related weighted average period over which it is expected to be recognized is approximately 3.1 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock as of December 31, 2020 and changes during the three months then ended (in thousands, except per common share amounts):

	RSUs
	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2020	972	$13.20
Granted	254	$16.95
Vested	(221)	$12.93
Canceled	(46)	$13.16
Nonvested at December 31, 2020	959	$14.26
As of December 31, 2020, the total unrecognized compensation cost related to non-vested stock units was $12.3 million. The related weighted average period over which this cost is expected to be recognized is approximately 1.8 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management's discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to these reports.

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
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2020, this filing on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
A description of our critical accounting policies and estimates was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment. The restructuring plan aligned the business segment's organization around product lines, each with a segment manager. Under this plan, we recorded a charge of $0.7 million for employee termination charges and eliminated 19 employment positions primarily in the U.S. during the first quarter of fiscal 2021. We have grouped our products under the following categories: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Consequently, the measure of segment operating income (loss) used by our chief operating decision maker ("CODM") changed. As a result, our disclosed measure of segment operating income (loss) has been updated. For further detail on segment performance, see the Revenue by Segment, Cost of Goods Sold and Gross Profit by Segment and Operating Income (Loss) sections of this Item 2.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2021 that we feel are most important in these evaluations:
•Consolidated revenue increased $10.8 million, or 17.4% in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020. Product revenue increased by $8.4 million, or 15.4%, in the first quarter of fiscal 2021 compared to the same period a year ago. Services revenue increased by $2.4 million, or 30.6%, in the first quarter of fiscal 2021 compared to the same period a year ago.
•Gross margin increased as a percentage of revenue to 56.1% in the first quarter of fiscal 2021 as compared to 48.9% in the first quarter of fiscal 2020.
•Net loss for the first fiscal quarter of 2021 was $0.3 million, or $0.01 loss per diluted share. Net income for the first fiscal quarter of 2020 was $0.2 million, or $0.01 per diluted share. Adjusted net income and adjusted net income per share was $9.9 million, or $0.32 per diluted share. In the first fiscal quarter of fiscal 2020, adjusted net income and adjusted net income per share was $4.5 million, or $0.15 per diluted share.
•Adjusted EBITDA for the first fiscal quarter of 2021 was $13.0 million, or 17.7% of total revenue. In the first fiscal quarter of fiscal 2020, Adjusted EBITDA was $6.7 million, or 10.7% of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Potential Impacts of COVID-19 on Our Business and Operations
As is the case with many businesses, the ongoing pandemic and related global economic downturn creates significant uncertainty regarding the nearer term outlook for the markets where we provide products and services. The pandemic and the economic downturn it triggered represents a fluid situation that presents a wide range of potential impacts on our own business and those of our customers, vendors and other business partners. As our products and services serve companies across a broad range of industries, in some instances we have seen demand increase while in others we have observed declines as a result of the societal impacts of the pandemic. At present, the duration and severity of the pandemic and the resulting economic downturn remain unclear.
Present State of Our Operations
During fiscal 2020, we took steps to lower our operating expenses as a result of the pandemic. We continue to monitor the impacts of COVID-19 on our operations closely and could increase or take further steps to decrease expenses as we believe circumstances warrant. Since the start of the pandemic there have not been any material changes to our assets on our balance sheet and, at present, we do not expect there to be material changes. During the first fiscal quarter of 2021, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and determined there to be no material impact at that time. We also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business related items. No significant changes to these reserves have been made.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2020		2019		(decr.)
Revenue	$73,146	100.0%	$62,317	100.0%	17.4
Cost of sales	32,127	43.9	31,853	51.1	0.9
Gross profit	41,019	56.1	30,464	48.9	34.6
Operating expenses	41,165	56.3	30,947	49.7	33.0
Operating loss	(146)	(0.2)	(483)	(0.8)	69.8
Other expense, net	(594)	(0.8)	(437)	(0.7)	NM
Loss before income taxes	(740)	(1.0)	(920)	(1.5)	19.6
Income tax benefit	(433)	(0.6)	(1,128)	(1.8)	NM
Net (loss) income	$(307)	(0.4)%	$208	0.3%	(247.6)
REVENUE BY SEGMENT

	Three months ended December 31,				% incr.
($ in thousands)	2020		2019		(decr.)
Revenue
IoT Products & Services	$61,780	84.5%	$54,613	87.6%	13.1
IoT Solutions	11,366	15.5	7,704	12.4	47.5
Total revenue	$73,146	100.0%	$62,317	100.0%	17.4
IoT Products & Services
IoT Products & Services revenue increased 13.1% for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. This primarily was a result of:
•increased sales of our console servers primarily due to incremental revenue from our acquisition of Opengear in December 2019; and
•increased sales of technical services.
This increase partially was offset by:
•decreased sales of our cellular routers primarily related to large sales to an existing customer for our cellular products in the prior year that was not repeated this year.
IoT Solutions
IoT Solutions revenue increased 47.5% for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. This primarily was a result of:
•additional new and existing customer deployments and equipment upgrades; and
•an increase in recurring revenue from our subscription services as we service over 75,000 sites as of December 31, 2020, compared to nearly 67,000 sites as of December 31, 2019.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended December 31,				Basis point
($ in thousands)	2020		2019		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$26,101	42.2%	$27,962	51.2%	(900)
IoT Solutions	6,026	53.0%	3,891	50.5%	250
Total cost of goods sold	$32,127	43.9%	$31,853	51.1%	(720)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended December 31,				Basis point
($ in thousands)	2020		2019		inc. (decr.)
Gross Profit
IoT Products & Services	$35,679	57.8%	$26,651	48.8%	900
IoT Solutions	5,340	47.0%	3,813	49.5%	(250)
Total gross profit	$41,019	56.1%	$30,464	48.9%	720
IoT Product & Services
IoT Products & Services gross profit margin increased 900 basis points for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. This increase primarily was a result of:
•incremental gross profit from increased sales of our console servers, which have higher gross margins;
•a decrease in our cellular products gross profit which typically has lower gross margins; and
•increased sales from our technical services, which typically has higher gross margins.
IoT Solutions
The IoT Solutions gross profit margin decreased 250 basis points for the three months ended December 31, 2020 as compared to the same period in the prior fiscal year. This decrease primarily was a result of:
•higher portion of revenue attributed to hardware product sales, which carry a lower gross margin;
•increased freight and tariff charges incurred in first quarter of fiscal 2021; and
•remediation and warranty claims in the first quarter of fiscal 2021 compared to the same period in the prior fiscal year.
This was partially offset by:
•increased recurring subscription revenue, which typically has higher gross margins.
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2020		2019		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$14,924	20.4%	$12,061	19.4%	$2,863	23.7
Research and development	11,093	15.2%	10,331	16.6%	762	7.4
General and administrative	14,415	19.7%	8,555	13.7%	5,860	68.5
Restructuring charge	733	1.0%	—	—%	733	NM
Total operating expenses	$41,165	56.3%	$30,947	49.7%	$10,218	33.0
NM means not meaningful
The $10.2 million increase in operating expenses in the first quarter of fiscal 2021 from the first quarter of fiscal 2020 primarily was the result of:
•an increase of $5.5 million in earn-out expenses as a result of revenue from Opengear exceeding our previous estimate;
•an increase of $3.6 million in compensation related expenses primarily related to incremental salaries and bonuses from Opengear acquired in December 2019 and additional commission expense due to increased revenue performance of Opengear in the first quarter of fiscal 2021;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•an increase in $1.1 million primarily related to incremental amortization due to the acquisition of Opengear acquired in December 2019;
•a $0.9 million increase in professional fees; and
•a $0.7 million increase related to severance expense from the restructuring that took place during the first quarter of fiscal 2021.
This increase partially was offset by:
•a decrease of $1.9 in acquisition expenses; and
•a decrease of $0.8 million in travel related expenses as events and travel were restricted due to COVID-19.
OPERATING INCOME (LOSS)
Operating loss was $0.1 million for the first quarter of fiscal 2021, compared to an operating loss of $0.5 million for the first quarter of 2020.
IoT Product & Services provided operating income of $1.3 million in the first quarter of fiscal 2021 compared to $4.4 million in the first quarter of fiscal 2020, a decrease of $3.1 million, or 71.1%. Included in the first quarter of fiscal 2021 was an earn-out adjustment of $5.8 million. Other drivers for the decrease in operating income are described above in the revenue, gross profit and operating expenses details.
IoT Solutions had an operating loss of $1.4 million in the first quarter of fiscal 2021 compared to an operating loss of $4.9 million in the first quarter of fiscal 2020, an improvement of $3.5 million, or 71.0%. Drivers for the improvement in operating loss are described above in the revenue, gross profit and operating expenses details.
OTHER EXPENSE, NET

	Three months ended December 31,				$	%
($ in thousands)	2020		2019		incr. (decr.)	incr. (decr.)
Other expense, net
Interest income	$—	—%	$231	0.4%	$(231)	(100.0)
Interest expense	(402)	(0.5)%	(432)	(0.7)%	30	(6.9)
Other expense, net	(192)	(0.3)%	(236)	(0.4)%	44	(18.6)
Total other expense, net	$(594)	(0.8)%	$(437)	(0.7)%	$(157)	NM
NM means not meaningful
The $0.2 million increase in other expense, net in the first quarter of fiscal 2021 from the first quarter of fiscal 2020 primarily was the result of a decrease in interest income of $0.2 million related to the money market fund that was closed in December 2019.
INCOME TAXES
See Note 10 to the condensed consolidated financial statements for discussion of income taxes.
NON-GAAP FINANCIAL INFORMATION
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
We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense, changes in fair value of contingent consideration, acquisition-related expenses and interest expense related to acquisitions permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals, and changes in fair value of contingent consideration is useful to investors to evaluate the Company's core operating results and financial performance because it excludes items that are significant non-cash or non-recurring items reflected in the Condensed Consolidated Statements of Operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net (Loss) Income to Adjusted EBITDA
(In thousands)

	Three months ended December 31,
	2020		2019
		% of total revenue		% of total revenue
Total revenue	$73,146	100.0%	$62,317	100.0%

Net (loss) income	$(307)		$208
Interest expense, net	402		201
Income tax benefit	(433)		(1,128)
Depreciation and amortization	5,050		3,617
Stock-based compensation	1,745		1,600
Changes in fair value of contingent consideration	5,772		259
Restructuring charge	733		—
Acquisition expense	15		1,906
Adjusted EBITDA(1)	$12,977	17.7%	$6,663	10.7%
(1)Beginning in fiscal 2021, Adjusted EBITDA now excludes changes in fair value of contingent consideration. The prior year presentation has been adjusted to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net (Loss) Income and Net (Loss) Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended December 31,
	2020		2019
Net (loss) income and net (loss) income per diluted share	$(307)	$(0.01)	$208	$0.01
Amortization	3,961	0.13	2,448	0.08
Stock-based compensation	1,745	0.06	1,600	0.05
Other non-operating expense	192	0.01	236	0.01
Acquisition expense	15	—	1,906	0.06
Changes in fair value of contingent consideration	5,772	0.19	259	0.01
Restructuring charge	733	0.02	—	—
Interest expense related to acquisition	402	0.01	416	0.01
Tax effect from the above adjustments (1)	(2,355)	(0.08)	(1,618)	(0.05)
Discrete tax benefits (2)	(252)	(0.01)	(959)	(0.03)
Adjusted net income and adjusted net income per diluted share (3)	$9,906	$0.32	$4,496	$0.15
Diluted weighted average common shares (4)		30,532		29,614
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2021 and 20.2% for fiscal 2020 based on adjusted net income.
(2)For the three months ended December 30, 2020, discrete tax benefits primarily are a result of excess tax benefits recognized on stock compensation. For the three months ended December 31, 2019, discrete tax benefits were primarily a result of excess tax benefits on stock compensation and an adjustment of our state deferred tax rate due to the Opengear acquisition.
(3)Adjusted net income per diluted share may not add due to the use of rounded numbers.
(4)Diluted weighted average common shares for the three months ended December 31, 2020 include 1,157,727 common stock options and restricted stock units due to the adjusted net income position.
LIQUIDITY AND CAPITAL RESOURCES
Historically we have financed our operations and capital expenditures principally with funds generated from operations. Our liquidity requirements arise from our working capital needs, and to a lesser extent, our need to fund capital expenditures to support our current operations and facilitate growth and expansion.
In the first quarter of fiscal 2020, we incurred debt of $110 million associated with our acquisition of Opengear. As of December 31, 2020, $100 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. During the first quarter of fiscal 2021, we repaid the final $15 million of the Revolving Loan. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. As follows, our condensed consolidated statement of cash flows for the three months ended December 31, 2020 and 2019 is summarized:

	Three months ended December 31,
($ in thousands)	2020	2019
Operating activities	$8,312	$(22,067)
Investing activities	(777)	(136,294)
Financing activities	(12,793)	112,869
Effect of exchange rate changes on cash and cash equivalents	392	1,772
Net decrease in cash and cash equivalents	$(4,866)	$(43,720)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows from operating activities increased $30.4 million primarily as a result of:
•increased changes in operating assets and liabilities (net of acquisitions) of $23.0 million. This primarily was due to a decrease in accounts receivable due to ramped up collections in the current fiscal year in addition to increased accounts receivable in the prior fiscal year. There was also an increase in accrued liabilities, partially offset by a decrease in accounts payable in the current fiscal year; and
•a decrease in net income of $0.5 million, partially offset by non-cash adjustments of $7.9 million. These non-cash adjustments include an accrual for additional earn-out provision.
Cash flows from investing activities increased $135.5 million primarily as a result of:
•an increase of $136.1 million related to the purchase of Opengear in the prior fiscal year;
•a partial offset to these decreases was $0.6 million related to additional purchases of property, equipment, and facilities improvements in the prior fiscal year.
Cash flows from financing activities decreased $125.6 million primarily as a result of:
•a decrease of $110.0 related to proceeds of long-term debt from the Revolving Loan and Term Loan in the prior fiscal year (see Note 7 to the condensed consolidated financial statements); and
•a decrease of $15.6 million related to payments on long-term debt.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2020:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$27,066	$3,717	$6,483	$5,762	$11,104
Contingent consideration	$10,000	$10,000	$—	$—	$—
Term loan	$47,500	$2,500	$7,500	$37,500	$—
Interest on long-term debt	$3,076	$639	$1,590	$847	$—
Total	$87,642	$16,856	$15,573	$44,109	$11,104
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.6 million as of December 31, 2020. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of December 31, 2020, we had $47.5 million outstanding under our Term Loan and nothing outstanding under our Revolving Loan. Prior to May 4, 2020, borrowings under the Credit Facility bore interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage ("ABR"); this interest rate was reset quarterly. Effective May 4, 2020, borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 3.25% to 1.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. Based on the balance sheet position for both the Term Loan and Revolving Loan at December 31, 2020, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.1 million. For additional information, see Note 7 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
FOREIGN CURRENCY RISK
We are not exposed to foreign currency transaction risk associated with sales transactions as the majority of our sales are denominated in U.S. Dollars. We are exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S. Dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first three months of fiscal 2021 would have resulted in a 0.9% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth under the heading "Litigation" in Note 14 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2020 - October 31, 2020	765	$14.73	—	$—
November 1, 2020 - November 30, 2020	58,922	$17.16	—	$—
December 1, 2020 - December 31, 2020	24,241	$17.45	—	$—
	83,928	$17.22	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Digi International Inc. 2021 Omnibus Incentive Plan* (3)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101		The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2020, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2020 is formatted in iXBRL (included in Exhibit 101).
____________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(3)Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 4, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 5, 2021	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)