Form 10-Q
period 2021-03-31
DIGI INTERNATIONAL INC
filed 2021-05-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On May 3, 2021, there were 34,029,516 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenue:
Product	$66,924	$65,641	$129,528	$119,888
Service	10,377	7,806	20,919	15,876
Total revenue	77,301	73,447	150,447	135,764
Cost of sales:
Cost of product	32,495	29,687	60,271	58,178
Cost of service	3,238	3,873	6,475	6,434
Amortization	1,111	1,246	2,225	2,047
Total cost of sales	36,844	34,806	68,971	66,659
Gross profit	40,457	38,641	81,476	69,105
Operating expenses:
Sales and marketing	15,437	14,556	30,361	26,617
Research and development	11,355	11,532	22,448	21,863
General and administrative	10,134	8,791	24,549	17,346
Restructuring charge	161	38	894	38
Total operating expenses	37,087	34,917	78,252	65,864
Operating income	3,370	3,724	3,224	3,241
Other expense, net:
Interest income	1	50	1	281
Interest expense	(246)	(1,734)	(648)	(2,166)
Other expense, net	77	89	(115)	(147)
Total other expense, net	(168)	(1,595)	(762)	(2,032)
Income before income taxes	3,202	2,129	2,462	1,209
Income tax expense (benefit)	274	125	(159)	(1,003)
Net income	$2,928	$2,004	$2,621	$2,212

Net income per common share:
Basic	$0.09	$0.07	$0.09	$0.08
Diluted	$0.09	$0.07	$0.08	$0.07
Weighted average common shares:
Basic	30,900	28,881	30,129	28,673
Diluted	32,223	29,486	31,436	29,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
	(in thousands)
Net income	$2,928	$2,004	$2,621	$2,212
Other comprehensive (loss) income:
Foreign currency translation adjustment	(267)	(2,484)	1,605	176
Comprehensive income (loss)	$2,661	$(480)	$4,226	$2,388
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	September 30, 2020
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$127,189	$54,129
Accounts receivable, net	44,108	59,227
Inventories	51,407	51,568
Other current assets	11,727	5,134
Total current assets	234,431	170,058
Property, equipment and improvements, net	13,096	11,507
Operating lease right-of-use assets	16,267	14,334
Intangible assets, net	113,542	121,248
Goodwill	227,533	210,135
Deferred tax assets	962	389
Other non-current assets	1,672	1,011
Total assets	$607,503	$528,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,972
Accounts payable	18,911	28,067
Accrued compensation	9,705	9,372
Unearned revenue	14,393	7,691
Contingent consideration on acquired business	3,000	4,228
Current portion of operating lease liabilities	2,714	2,527
Other current liabilities	8,138	7,373
Total current liabilities	56,861	61,230
Income taxes payable	1,914	1,958
Deferred tax liabilities	18,150	17,171
Long-term debt	45,541	58,980
Operating lease liabilities	18,842	16,193
Other non-current liabilities	7,043	1,650
Total liabilities	148,351	157,182
Commitments and Contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 40,441,838 and 35,512,843 shares issued	404	355
Additional paid-in capital	364,604	279,741
Retained earnings	172,951	170,330
Accumulated other comprehensive loss	(22,212)	(23,817)
Treasury stock, at cost, 6,412,576 and 6,353,094 shares	(56,595)	(55,109)
Total stockholders' equity	459,152	371,500
Total liabilities and stockholders' equity	$607,503	$528,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2021	2020
	(in thousands)
Operating activities:
Net income	$2,621	$2,212
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, equipment and improvements	2,164	2,289
Amortization of intangible assets	7,888	6,564
Stock-based compensation	4,222	3,441
Deferred income tax provision	682	756
Loss on sale of property and equipment	70	—
Change in fair value of contingent consideration	5,772	(128)
Provision for bad debt and product returns	621	108
Provision for inventory obsolescence	1,200	516
Restructuring charge	894	38
Other	(8)	50
Changes in operating assets and liabilities (net of acquisitions)	(4,829)	(28,529)
Net cash provided by (used in) operating activities	21,297	(12,683)
Investing activities:
Acquisition of businesses, net of cash acquired	(7,095)	(136,098)
Purchase of property, equipment, improvements and certain other intangible assets	(1,287)	(434)
Net cash used in investing activities	(8,382)	(136,532)
Financing activities:
Proceeds from long-term debt	618	110,000
Payments on long-term debt	(15,625)	(625)
Payments for contingent consideration	(4,200)	—
Proceeds from issuance of stock, net of offering expenses	73,830	—
Proceeds from stock option plan transactions	6,620	4,724
Proceeds from employee stock purchase plan transactions	619	516
Purchases of common stock	(1,865)	(1,684)
Net cash provided by financing activities	59,997	112,931
Effect of exchange rate changes on cash and cash equivalents	148	1,578
Net increase (decrease) in cash and cash equivalents	73,060	(34,706)
Cash and cash equivalents, beginning of period	54,129	92,792
Cash and cash equivalents, end of period	$127,189	$58,086

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(1,399)	$(743)
Contingent consideration recognized related to acquisition of business	$(8,000)	$(5,100)
Tenant improvement allowance	$(1,000)	$—
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(283)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional		Accum. Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances December 31, 2019	35,226	$352	6,431	$(55,702)	$272,393	$162,127	$(22,855)	$356,315
Net income	—	—	—	—	—	2,004	—	2,004
Other comprehensive loss	—	—	—	—	—	—	(2,484)	(2,484)
Employee stock purchase plan issuances	—	—	(28)	246	(16)	—	—	230
Taxes paid for net share settlement of share-based payment awards	—	—	6	(107)	—	—	—	(107)
Issuance of stock under stock award plans	138	2	—	—	562	—	—	564
Stock-based compensation expense	—	—	—	—	1,841	—	—	1,841
Balances, March 31, 2020	35,364	$354	6,409	$(55,563)	$274,780	$164,131	$(25,339)	$358,363

Balances, September 30, 2019	34,608	$346	6,367	$(54,339)	$266,567	$161,919	$(25,515)	$348,978
Net income	—	—	—	—	—	2,212	—	2,212
Other comprehensive income	—	—	—	—	—	—	176	176
Employee stock purchase plan issuances	—	—	(53)	460	56	—	—	516
Taxes paid for net share settlement of share-based payment awards	—	—	95	(1,684)	—	—	—	(1,684)
Issuance of stock under stock award plans	756	8	—	—	4,716	—	—	4,724
Stock-based compensation expense	—	—	—	—	3,441	—	—	3,441
Balances, March 31, 2020	35,364	$354	6,409	$(55,563)	$274,780	$164,131	$(25,339)	$358,363

Balances, December 31, 2020	36,090	$361	6,412	$(56,333)	$285,536	$170,023	$(21,945)	$377,642
Net income	—	—	—	—	—	2,928	—	2,928
Other comprehensive loss	—	—	—	—	—	—	(267)	(267)
Issuance of common stock, net of offering expenses	4,025	40	—	—	73,790	—	—	73,830
Employee stock purchase plan issuances	—	—	(18)	157	128	—	—	285
Taxes paid for net share settlement of share-based payment awards	—	—	19	(419)	—	—	—	(419)
Issuance of stock under stock award plans	327	3	.	—	2,673	—	—	2,676
Stock-based compensation expense	—	—	—	—	2,477	—	—	2,477
Balances, March 31, 2021	40,442	$404	6,413	$(56,595)	$364,604	$172,951	$(22,212)	$459,152

Balances, September 30, 2020	35,513	$355	6,353	$(55,109)	$279,741	$170,330	$(23,817)	$371,500
Net income	—	—	—	—	—	2,621	—	2,621
Other comprehensive loss	—	—	—	—	—	—	1,605	1,605
Issuance of common stock, net of offering expenses	4,025	40	—	—	73,790	—	—	73,830
Employee stock purchase plan issuances	—	—	(43)	379	240	—	—	619
Taxes paid for net share settlement of share-based payment awards	—	—	103	(1,865)	—	—	—	(1,865)
Issuance of stock under stock award plans	904	9	—	—	6,611	—	—	6,620
Stock-based compensation expense	—	—	—	—	4,222	—	—	4,222
Balances, March 31, 2021	40,442	$404	6,413	$(56,595)	$364,604	$172,951	$(22,212)	$459,152
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
As described in Note 9, effective with the reorganization announcement on October 7, 2020, the measure of segment operating income (loss) used by our chief operating decision maker ("CODM") changed. As a result, our disclosed measure of segment operating income (loss) has been updated.
Potential Impacts of COVID-19 on our Business
The impact of the coronavirus ("COVID-19") pandemic continues to unfold. The extent of the pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the timing and level of resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. For a more detailed discussion see Part I, Item 1 in our Annual Report on Form 10-K for the year ended September 30, 2020 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q.
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

2. ACQUISITIONS
Acquisition of Haxiot, Inc.
On March 26, 2021, we acquired Haxiot, Inc. ("Haxiot"), a Dallas-based provider of low power wide area ("LPWA") wireless technology. Due to the timing of the acquisition, the impact of the Haxiot acquisition on our results of operations for the six days in March 2021 is immaterial, so results of operations for March 2021 will be included in our third quarter of fiscal 2021 results within our IoT Products & Services segment.
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with $7.1 million of cash on hand. The future earn-out payments are based on revenue performance from Haxiot for the annual periods ending December 31, 2021 and December 31, 2022. The cumulative amount of these earn-outs for the annual periods ending December 31, 2021 and December 31, 2022, will not exceed $3.0 million and $5.0 million, respectively. Due to the timing of the acquisition, the purchase price allocation, including related determinations of fair value and income tax implications, are in process. As a result, we preliminarily recorded $15.1 million of goodwill and accrued the maximum $8.0 million of contingent consideration on our balance sheet as of March 31, 2021.
For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible. We believe this is a complementary acquisition for us as it significantly enhances our IoT Products & Services segment by enhancing Digi's embedded systems portfolio and immediately extends the company's market reach with a complete LoRaWAN®-based solutions offering.
Costs directly related to the acquisition of $0.2 million incurred in the second quarter of fiscal 2021 have been charged to operations and are included in general and administrative expense in our condensed statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
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
The Condensed Consolidated Balance Sheet as of March 31, 2021 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Numerator:
Net income	$2,928	$2,004	$2,621	$2,212

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	30,900	28,881	30,129	28,673
Effect of dilutive securities:
Stock options and restricted stock units	1,323	605	1,307	912
Denominator for diluted net income per common share — adjusted weighted average shares	32,223	29,486	31,436	29,585

Net income per common share, basic	$0.09	$0.07	$0.09	$0.08
Net income per common share, diluted	$0.09	$0.07	$0.08	$0.07
For the three months ended March 31, 2021 and 2020, there were 37,248 and 713,980 potentially dilutive shares, respectively. For the six months ended March 31, 2021 and 2020, there were 37,248 and 592,780 potentially dilutive shares, respectively. These potentially dilutive shares were related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of our common shares.

4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2021	September 30, 2020
Accounts receivable, net:
Accounts receivable	$50,529	$65,027
Less allowance for credit losses	2,907	3,778
Less reserve for future credit returns and pricing adjustments	3,514	2,022
Accounts receivable, net	$44,108	$59,227
Inventories:
Raw materials	$14,478	$14,009
Finished goods	36,929	37,559
Inventories	$51,407	$51,568

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

5. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2021	Level 1	Level 2	Level 3
Liabilities:
Preliminary contingent consideration on acquired business	$8,000	$—	$—	$8,000
Total liabilities measured at fair value	$8,000	$—	$—	$8,000

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$4,228	$—	$—	$4,228
Total liabilities measured at fair value	$4,228	$—	$—	$4,228
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
In connection with our acquisition of Opengear, we agreed to make contingent payments, based upon certain revenue thresholds (see Note 2 to the condensed consolidated financial statements). We paid the first installment of $0.9 million during the third quarter of fiscal 2020. We paid the final installment of $10.0 million during the second quarter of fiscal 2021.
In connection with our acquisition of Haxiot, we agreed to make contingent earn-out payments, based upon certain revenue thresholds (see Note 2 to the condensed consolidated financial statements). Due to the timing of the acquisition, we recorded a preliminary amount of the contingent consideration of $8.0 million at March 31, 2021 which is subject to change as part of our completion of purchase accounting.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Fair value at beginning of period	$10,000	$14,766	$4,228	$5,407
Contingent consideration recognized for acquired business	8,000	(4,000)	8,000	5,100
Contingent consideration payments	(10,000)	—	(10,000)	—
Change in fair value of contingent consideration	—	(387)	5,772	(128)
Fair value at end of period	$8,000	$10,379	$8,000	$10,379
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. Due to the timing of the acquisition, the fair value of the contingent consideration at March 31, 2021 is preliminary and based on the probability of achieving the specified revenue thresholds at 100% for Haxiot.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	March 31, 2021			September 30, 2020
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$76,517	$(58,133)	$18,384	$76,011	$(55,482)	$20,529
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	23,007	(14,386)	8,621	22,836	(13,535)	9,301
Customer relationships	125,793	(39,376)	86,417	125,500	(34,232)	91,268
Non-compete agreements	600	(480)	120	600	(450)	150
Total	$226,029	$(112,487)	$113,542	$225,059	$(103,811)	$121,248
Amortization expense was $3.9 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively, and $7.9 million and $6.6 million for the six months ended March 31, 2021 and 2020, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2021 and the five succeeding fiscal years is (in thousands):

2021 (six months)	$7,736
2022	$14,722
2023	$12,518
2024	$11,815
2025	$8,358
2026	$8,126
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Six months ended March 31,
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2020	$160,365	$49,770	$210,135
Acquisition	15,095	—	15,095
Adjustment (see Note 2)	846	—	846
Foreign currency translation adjustment	767	690	1,457
Balance at March 31, 2021	$177,073	$50,460	$227,533
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 9). Effective with the reorganization announcement on October 7, 2020 (see Note 14), our IoT Products & Services business is now structured to include four operating segments, each with a segment manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. We have concluded that these operating segments along with our IoT Solutions segment constitute separate reporting units and will be tested individually for impairment. As of March 31, 2021, we have performed a qualitative assessment and concluded that there is no impairment or triggering events.
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
7. INDEBTEDNESS
On March 15, 2021, we entered into an amended and restated credit agreement with BMO Harris Bank N.A. ("BMO"). This agreement provides us with a senior secured credit facility (the "Credit Facility") consisting of a $200 million revolving loan (the "Revolving Loan"). This loan replaced our syndicated senior secured credit agreement with BMO that was entered into on December 13, 2019 and replaced the remaining balance of our term loan with this new revolver. This prior agreement provided us with committed credit facilities ("Prior Credit Facility") totaling $150 million, which included a $50 million term loan and a $100 million revolving loan. We may use the Revolving Loan for working capital, capital expenditures, restricted payments and acquisitions permitted under the agreement.
Borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 1.25% to 3.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at March 31, 2021 was 0.5%.
The additional debt issuance costs in addition to the remaining balance under the Prior Credit Facility totaled $2.6 million and is being amortized using the straight-line method over the term of the loan and reported in interest expense.
The Revolving Loan is due in a lump sum payment at maturity on March 15, 2026. The fair value of the Revolving Loan approximated carrying value at March 31, 2021.

7. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness at March 31, 2021 (in thousands):

Revolving loan	$48,118
Total loans	48,118
Less unamortized issuance costs	(2,577)
Less current maturities of long-term debt	—
Total long-term debt, net of current portion	$45,541

The following table is a summary of future maturities of our aggregate long-term debt at March 31, 2021 (in thousands):

2021 (six months)	$—
2022	—
2023	—
2024	—
2025	—
2026	48,118
Total long-term debt	$48,118
Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At March 31, 2021, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

8. STOCKHOLDERS' EQUITY
Public Offering of Common Stock
During March 2021 we sold 4,025,000 shares of our common stock at a public offering price of $19.50 per share. The shares offered were registered pursuant to a registration statement that we filed with the Securities and Exchange Commission. We received net proceeds of $73.8 million, net of transaction expenses of $0.3 million related to the public offering. We intend to use the proceeds for working capital and general corporate purposes. We may in the future, use the proceeds to acquire or invest in complementary businesses, products and technologies.

9. SEGMENT INFORMATION
We have two reportable segments: IoT Products & Services and IoT Solutions. Effective with the reorganization announcement on October 7, 2020 (see Note 14), our IoT Products & Services business is now structured to include four operating segments, each with a segment manager. There four operating segments include:
•Cellular Routers - box devices (fully enclosed) that provide connectivity typically in a place where the device can be plugged in exclusively using cellular communications.
•Console Servers - similar to cellular routers except they are exclusively for edge computing installations and data center applications exclusively using cellular communications.
•OEM Solutions - Original Equipment Manufacturers ("OEM") will be a chip, rather than a boxed device. This can come in the form of a stand-alone chip, or from a systems-on-module ("SOMs"). While cellular connectivity is used, other communication protocols can be used such as Zigbee, Bluetooth or Radio-Frequency ("RF") based on application.
•Infrastructure Management - includes battery operated, cellular enabled connect sensors as well as other types of console server applications that are more Digi Accelerated Linux ("DAL") based than Console Servers. This operating segment has some products that do not use cellular communications, but a large part of this segment does use cellular communications.

9. SEGMENT INFORMATION (CONTINUED)
The four operating segments have similar qualitative and quantitative factors which allow us to aggregate them under the IoT Products & Services reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating margins. Our CODM reviews and makes business decisions which includes a primary review of operating income but also includes gross profit. Thus, our measure of segment measure of profit or loss used by our CODM changed. The shared general and administrative costs are now allocated to each operating segment. As a result, our disclosed measure of segment operating income has been updated for all periods presented. The change to the business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for our business segments.
Summary operating results for each of our segments were (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Revenue
IoT Products & Services	$65,632	$66,890	$127,412	$121,503
IoT Solutions	11,669	6,557	23,035	14,261
Total revenue	$77,301	$73,447	$150,447	$135,764
Gross Profit
IoT Products & Services	$34,457	$35,460	$70,136	$62,111
IoT Solutions	6,000	3,181	11,340	6,994
Total gross profit	$40,457	$38,641	$81,476	$69,105
Operating Income (Loss)
IoT Products & Services	$4,583	$8,362	$5,852	$12,759
IoT Solutions	(1,213)	(4,638)	(2,628)	(9,518)
Total operating income	$3,370	$3,724	$3,224	$3,241
Depreciation and Amortization
IoT Products & Services	$3,072	$3,338	$6,206	$5,044
IoT Solutions	1,930	1,898	3,846	3,809
Total depreciation and amortization	$5,002	$5,236	$10,052	$8,853

Total expended for property, plant and equipment was (in thousands):

	Six months ended March 31,
	2021	2020

IoT Products & Services	$1,287	$407
IoT Solutions*	—	27
Total expended for property, plant and equipment	$1,287	$434
* Excluded from this amount is $1,399 and $743 of transfers of inventory to property plant and equipment for subscriber assets for the six months ended March 31, 2021 and 2020, respectively.
Total assets for each of our segments were (in thousands):

	March 31, 2021	September 30, 2020

IoT Products & Services	$395,413	$387,578
IoT Solutions	84,901	86,975
Unallocated*	127,189	54,129
Total assets	$607,503	$528,682
*Unallocated consists of cash and cash equivalents.

10. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
North America, primarily the United States	$56,423	$57,374	$110,441	$104,910
Europe, Middle East & Africa	11,690	9,885	22,226	18,401
Rest of world	9,188	6,188	17,780	12,453
Total revenue	$77,301	$73,447	$150,447	$135,764
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Transferred at a point in time	$69,144	$66,765	$133,332	$123,065
Transferred over time	8,157	6,682	17,115	12,699
Total revenue	$77,301	$73,447	$150,447	$135,764
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $2.4 million and $2.0 million as of March 31, 2021 and September 30, 2020, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.5 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively and $1.0 million and $0.7 million for the six months ended March 31, 2021 and March 31, 2020, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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
Changes in unearned revenue were (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Unearned revenue, beginning of period	$13,066	$6,802	$9,341	$5,025
Billings	13,746	9,706	28,013	19,553
Revenue recognized	(10,376)	(7,806)	(20,918)	(15,876)
Unearned revenue, end of period	$16,436	$8,702	$16,436	$8,702
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2021, approximately $12.8 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $8.1 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.

11. INCOME TAXES
Our income tax benefit was $0.2 million for the six months ended March 31, 2021. Included in this benefit was a net tax benefit discretely related to the six months ended March 31, 2021 of $0.8 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2020	$2,600
Decreases related to:
Expiration of statute of limitations	(54)
Unrecognized tax benefits as of March 31, 2021	$2,546
The total amount of unrecognized tax benefits at March 31, 2021 that, if recognized, would affect our effective tax rate was $2.4 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months.

12. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2021	$965	$66	$(108)	$923
Three months ended March 31, 2020	$999	$328	$(467)	$860

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2021	$942	$189	$(208)	$923
Six months ended March 31, 2020	$1,012	$402	$(554)	$860

13. LEASES
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
Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We generally use a collateralized incremental borrowing rate based

13. LEASES (CONTINUED)
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	March 31, 2021	September 30, 2020
Assets
Operating leases	Other non-current assets	$16,267	$14,334
Total lease assets		$16,267	$14,334

Liabilities
Operating leases	Other current liabilities	$2,714	$2,527
Operating leases	Other non-current liabilities	18,842	16,193
Total lease liabilities		$21,556	$18,720
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Operating lease cost	$897	$815	$1,758	$1,629
Variable lease cost	251	214	519	237
Short-term lease cost	34	16	66	54
Total lease cost	$1,182	$1,045	$2,343	$1,920
The following table presents supplemental information related to operating leases (in thousands):

	Six months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,784	$1,175
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,238	$593
Non-cash tenant improvement allowance	$1,000	$—
At March 31, 2021 the weighted average remaining lease term of our operating leases was 6.4 years and the weighted average discount rate for these leases was 4.5%.

13. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2021 (in thousands):

Fiscal year	Amount
Remainder of 2021	$1,777
2022	3,368
2023	3,144
2024	2,918
2025	2,821
2026	2,591
Thereafter	9,266
Total future undiscounted lease payments	25,885
Less imputed interest	(4,329)
Total reported lease liability	$21,556

14. RESTRUCTURING
Q1 FY2021 Restructuring
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment. The restructuring plan aligns the business segment's organization around product lines. Under this plan, we recorded a charge of $0.7 million for employee termination charges and eliminated 19 employment positions primarily in the U.S. during the three months ended December 31, 2020. In the second quarter of fiscal 2021 we recorded an additional $0.2 million related to this restructuring.
Below is a summary of the restructuring charges and other activity (in thousands):

Q1 2021 Restructuring
Employee Termination Costs
Balance at September 30, 2020	$—
Restructuring charge	894
Payments	(599)
Foreign currency fluctuation	(39)
Balance at March 31, 2021	$256
15. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain of our buildings and equipment under noncancelable lease agreements. Please refer to Note 13 to our condensed consolidated financial statements for additional information.
Litigation

In November 2018, DimOnOff Inc., a company headquartered in Quebec City, Quebec, Canada ("DimOnOff"), which sells control systems in the building automation and street lighting markets sued us and a former distributor from whom DimOnOff purchased certain Digi products. The suit was brought in the Superior Court of the Province of Quebec in the District of Quebec (Canada) and alleges certain Digi products it purchased and incorporated into street lighting systems in a Canadian city were defective causing some of the street lights to malfunction.  It alleged damages of just over CAD 1.0 million.  During the

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

second quarter of fiscal 2021, the lawsuit was settled and no payment will be made by us. However, we will be providing DimOnOff reduced product pricing on a limited number of products for an amount substantially lower than what was claimed in the lawsuit.
In addition to the matter discussed above, in the normal course of business, we are subject to various claims and litigation. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
16. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2021 Omnibus Incentive Plan (the "2021 Plan") beginning January 29, 2021. Prior to that date, such awards made in fiscal 2021 were granted under the 2020 Omnibus Incentive Plan (the "2020 Plan"). Upon stockholder approval of the 2021 Plan, we ceased granting awards under the 2020 Plan. Shares subject to awards under the 2020 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2021 Plan authorizes the issuance of up to 1,400,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The 2021 Plan is scheduled to expire on January 28, 2031. Options under the 2021 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units or performance stock units, we issue new shares of stock. As of March 31, 2021, there were approximately 1,352,093 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $6.6 million and $4.7 million for the six months ended March 31, 2021 and March 31, 2020, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax with withholding obligations otherwise occur by the employee paying cash to us for the withholding. During the six months ended March 31, 2021 and 2020, our employees forfeited 102,588 shares and 95,209 shares, respectively, in order to satisfy respective withholding tax obligations of $1.9 million and $1.7 million.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. ESPP contributions by employees were $0.6 million for the six months ended March 31, 2021 and $0.5 million for the six months ended March 31, 2020. Pursuant to the ESPP, 43,106 and 53,085 common shares were issued to employees during the six months ended March 31, 2021 and March 31, 2020, respectively. Shares are issued under the ESPP from treasury stock. As of March 31, 2021, 668,608 common shares were available for future issuances under the ESPP.

16. STOCK-BASED COMPENSATION (CONTINUED)
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Cost of sales	$89	$78	$171	$142
Sales and marketing	623	629	1,148	1,060
Research and development	293	331	503	625
General and administrative	1,472	803	2,400	1,614
Stock-based compensation before income taxes	2,477	1,841	4,222	3,441
Income tax benefit	(541)	(381)	(906)	(713)
Stock-based compensation after income taxes	$1,936	$1,460	$3,316	$2,728
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2020	3,393	$12.20
Granted	455	17.59
Exercised	(588)	11.26
Forfeited / Canceled	(129)	13.98
Balance at March 31, 2021	3,131	$13.09	4.1	$18,714

Exercisable at March 31, 2021	1,878	$11.40	3.0	$14,248
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $18.99 as of March 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the six months ended March 31, 2021 was $5.1 million and during the six months ended March 31, 2020 was $3.3 million.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2021	2020
Weighted average per option grant date fair value	$7.42	$6.34
Assumptions used for option grants:
Risk free interest rate	0.51% - 0.66%	1.47% - 1.73%
Expected term	6.00 years	6.00 years
Expected volatility	44% - 45%	36%
Weighted average volatility	44%	36%
Expected dividend yield	—	—

The fair value of each option award granted during the periods presented was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the above table. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model. The expected term of options granted is derived from the vesting period and historical information and represents the period of

16. STOCK-BASED COMPENSATION (CONTINUED)
time that options granted are expected to be outstanding. The risk-free rate used is the zero-coupon U.S. Treasury bond rate in effect at the time of the grant whose maturity equals the expected term of the option.
As of March 31, 2021, the total unrecognized compensation cost related to non-vested stock options was $7.3 million and the related weighted average period over which it is expected to be recognized is approximately 2.9 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock and performance stock units as of March 31, 2021 and changes during the six months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2020	972	$13.20	—	$—
Granted	324	$18.73	18	$25.15
Vested	(316)	$12.90	—	$—
Canceled	(73)	$13.45	—	$—
Nonvested at March 31, 2021	907	$15.26	18	$25.15
As of March 31, 2021, the total unrecognized compensation cost related to non-vested stock units was $12.2 million. The related weighted average period over which this cost is expected to be recognized is approximately 1.6 years.

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
Forward-Looking Statements
The words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing COVID-19 pandemic and efforts to mitigate the same, risks related to global economic volatility and the ability of companies like us to operate a global business in such conditions, the current supply chain and shipping market pressures that are negatively impacting both manufacturing and distribution timelines as well as operating costs for a wide range of companies globally, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as task management services. These solutions are focused on the following vertical markets: food service, retail, healthcare, transportation/logistics and education. These solutions are marketed as SmartSense by Digi®. We have formed, expanded and enhanced the IoT Solutions segment through four acquisitions.
We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability.
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment. The restructuring plan aligned the business segment's organization around product lines, each with a segment manager. Under this plan, we recorded charges of $0.9 million for employee termination charges and eliminated 19 employment positions primarily in the U.S. during the first half of fiscal 2021. We have grouped our products under the following categories: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Consequently, the measure of segment operating profit used by our chief operating decision maker ("CODM") changed. As a result, our disclosed measure of segment operating income has been updated. For further detail on segment performance, see the Revenue by Segment, Cost of Goods Sold and Gross Profit by Segment and Operating Income sections of this Item 2.
In fiscal 2021, our key operating objectives include:
•continued growth of our SmartSense by Digi® business that is the base of our IoT Solutions segment;
•delivering growth within our IoT Products & Services segment through new product introductions and efforts to grow recurring revenue streams; and
•identification of strategic growth initiatives through acquisition.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2021 that we feel are most important in these evaluations:
•Consolidated revenue increased $3.9 million, or 5.2% in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. Product revenue increased by $1.3 million, or 2.0%, in the second quarter of fiscal 2021 compared to the same period a year ago. Services revenue increased by $2.6 million, or 32.9%, in the second quarter of fiscal 2021 compared to the same period a year ago.
•Gross margin decreased as a percentage of revenue to 52.3% in the second quarter of fiscal 2021 as compared to 52.6% in the second quarter of fiscal 2020.
•Net income for the second fiscal quarter of 2021 was $2.9 million, or $0.09 per diluted share. Net income for the second fiscal quarter of 2020 was $2.0 million, or $0.07 per diluted share. Adjusted net income and adjusted net income per share was $8.6 million, or $0.27 per diluted share. In the second fiscal quarter of fiscal 2020, adjusted net income and adjusted net income per share was $7.5 million, or $0.25 per diluted share.
•Adjusted EBITDA for the second fiscal quarter of 2021 was $11.7 million, or 15.1% of total revenue. In the second fiscal quarter of fiscal 2020, Adjusted EBITDA was $10.8 million, or 14.7% of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Acquisition of Haxiot, Inc.
On March 26, 2021, we acquired Haxiot, Inc. ("Haxiot") a Dallas-based provider of low power wide area ("LPWA") wireless technology. We funded the closing of the acquisition with $7.1 million cash on hand and preliminarily accrued the maximum $8.0 million of contingent consideration on our balance sheet as of March 31, 2021. Due to the timing of the acquisition, the impact of the Haxiot acquisition on our results of operations for the six days in March 2021 is immaterial, so results of operations for March 2021 will be included in our third quarter of fiscal 2021 results within our IoT Products & Services segment.
Public Offering of Common Stock
During the second quarter of fiscal 2021 we sold 4,025,000 shares of our common stock and received net proceeds of $73.8 million.
Amended and Restated Credit Agreement
On March 15, 2021, we entered into an amended and restated credit agreement with BMO Harris Bank N.A. ("BMO"). This agreement provides us with a senior secured credit facility (the "Credit Facility") consisting of a $200 million revolving loan (the "Revolving Loan"). This loan replaced our syndicated senior secured credit agreement with BMO that was entered into on December 13, 2019 and replaced the remaining balance of our term loan with this new revolver.
Potential Impacts of COVID-19 on Our Business and Operations
As is the case with many businesses, the ongoing pandemic and related global economic volatility creates significant uncertainty regarding the nearer term outlook for the markets where we provide products and services. While the rollout of vaccines globally is underway, the pandemic and related economic volatility it triggered still represents a fluid situation that presents a wide and changing range of potential impacts on our own business and those of our customers, vendors and other business partners. As our products and services serve companies across a broad range of industries, in some instances demand has increased or is returning to levels associated with pre-pandemic conditions while others continue to be depressed as a result of the societal impacts of the pandemic. At present, while the rollout of vaccines does show promise of increased societal mobility and economic activity, the duration, severity and impact of the pandemic in various locations globally and the related economic volatility remain unclear.
Present State of Our Operations
During fiscal 2020, we took steps to lower our operating expenses as a result of the pandemic and related economic volatility. We continue to monitor the impacts of COVID-19 on our operations closely. As conditions change we could take steps to increase or decrease expenses as we believe circumstances warrant. Since the start of the pandemic there have not been any material adverse changes to our assets on our balance sheet and, at present, we do not expect there to be material adverse changes. During the first half of fiscal 2021, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and determined there to be no material impact at that time. We also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business related items. No significant changes to these reserves have been made.
Potential Impacts on Our Supply Chain
To date, travel restrictions and border closures have only had minor impacts on our ability to obtain inventory or manufacture or deliver products or services to our customers. The impacts associated with border closures and travel restrictions related to COVID-19 that we have experienced primarily impacted our IoT Solutions segment and have improved with the passage of time. We continue to monitor restrictions and border closures closely so we are positioned to mitigate the negative impacts of any future restrictions or closures. It is possible, however, that future restrictions or closures could negatively harm our business.
A more recent issue impacting businesses globally that consume electronics components are significant shortages of materials. Also, costs to ship goods, especially internationally, have recently increased significantly. While we believe these issues are related to the pandemic and its economic impacts, the extent to which these issues are directly tied to the pandemic are not entirely clear. Like many companies we have seen expanded lead times and higher costs to obtain necessary components. We also have experienced higher shipping costs. We believe these issues will have some negative impact on our operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

While we are monitoring these issues closely, the exact potential impacts of these issues on our business and operating results are not entirely clear at this time.
Travel restrictions impacting people so far have not materially restrained our ability to assist our customers with on-site installation activities or product troubleshooting. At present, we do not expect impacts on personnel travel to be material to our business operations or financial results. More recently, in fact, we have seen some increase in business related travel as significant numbers of individuals in certain parts of the world are being vaccinated. We have taken steps to restrain and monitor our operating expenses and therefore do not expect such impacts to materially change the relationship between our costs and revenues.
Proactive Efforts to Mitigate the Negative Impacts of COVID-19
Like most companies, we have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as best practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business using these measures and to maintain effectively all internal controls as documented and posted. We also have not experienced challenges in maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of the pandemic and efforts to mitigate the same remain fluid and it remains possible that challenges may arise in the future.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2021		2020		(decr.)	2021		2020		(decr.)
Revenue	$77,301	100.0%	$73,447	100.0%	5.2	$150,447	100.0%	$135,764	100.0%	10.8
Cost of sales	36,844	47.7	34,806	47.4	5.9	68,971	45.8	66,659	49.1	3.5
Gross profit	40,457	52.3	38,641	52.6	4.7	81,476	54.2	69,105	50.9	17.9
Operating expenses	37,087	48.0	34,917	47.5	6.2	78,252	52.1	65,864	48.5	18.8
Operating income	3,370	4.3	3,724	5.1	(9.5)	3,224	2.1	3,241	2.4	0.5
Other expense, net	(168)	(0.2)	(1,595)	(2.2)	NM	(762)	(0.5)	(2,032)	(1.5)	NM
Income before income taxes	3,202	4.1	2,129	2.9	50.4	2,462	1.6	1,209	0.9	(103.6)
Income tax expense (benefit)	274	0.4	125	0.2	NM	(159)	(0.1)	(1,003)	(0.7)	NM
Net income	$2,928	3.8%	$2,004	2.7%	46.1	$2,621	1.7%	$2,212	1.6%	18.5

REVENUE BY SEGMENT

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2021		2020		(decr.)	2021		2020		(decr.)
Revenue
IoT Products & Services	$65,632	84.9	$66,890	91.1	(1.9)	$127,412	84.7%	$121,503	89.5%	4.9
IoT Solutions	11,669	15.1	6,557	8.9	78.0	23,035	15.3	14,261	10.5	61.5
Total revenue	$77,301	100.0	$73,447	100.0	5.2	$150,447	100.0%	$135,764	100.0%	10.8
IoT Products & Services
IoT Products & Services revenue decreased 1.9% for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. This primarily was a result of:
•decreased sales of our cellular routers in the government transit sector primarily related to an existing customer in the prior year that was not repeated.
This decrease partially was offset by:
•increased sales within our embedded portfolio attributable to a large increase in demand from a specific medical device customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IoT Products & Services revenue increased 4.9% for the six months ended March 31, 2021 as compared to the same period in the prior fiscal year. This primarily was a result of:
•increased sales of our console servers primarily due to incremental revenue from our acquisition of Opengear in December 2019; and
•increased revenue from embedded and Xbee® products.
This increase partially was offset by:
•decreased sales of our cellular routers in the government transit sector primarily related to an existing customer in the prior year that was not repeated this year.
IoT Solutions
IoT Solutions revenue increased 78.0% and 61.5% for the three and six months ended March 31, 2021, respectively, as compared to the same periods in the prior fiscal year. This primarily was a result of:
•new hardware installations with new and existing customers; and
•increased recurring revenue from our subscription services as we service nearly 77,000 sites as of March 31, 2021, compared to nearly 67,000 sites as of December 2020.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended March 31,				Basis point	Six months ended March 31,				Basis point
($ in thousands)	2021		2020		inc. (decr.)	2021		2020		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$31,175	47.5%	$31,430	47.0%	50	$57,276	45.0%	$59,392	48.9%	(390)
IoT Solutions	5,669	48.6%	3,376	51.5%	(290)	11,695	50.8%	7,267	51.0%	(20)
Total cost of goods sold	$36,844	47.7%	$34,806	47.4%	30	$68,971	45.8%	$66,659	49.1%	(330)

	Three months ended March 31,				Basis point	Six months ended March 31,				Basis point
($ in thousands)	2021		2020		inc. (decr.)	2021		2020		inc. (decr.)
Gross Profit
IoT Products & Services	$34,457	52.5%	$35,460	53.0%	(50)	$70,136	55.0%	$62,111	51.1%	390
IoT Solutions	6,000	51.4%	3,181	48.5%	290	11,340	49.2%	6,994	49.0%	20
Total gross profit	$40,457	52.3%	$38,641	52.6%	(30)	$81,476	54.2%	$69,105	50.9%	330
IoT Product & Services
IoT Products & Services gross profit margin decreased 50 basis points for the three months ended March 31, 2021 as compared to the same period in the prior fiscal year. This decrease primarily was a result of:
•increased material overhead expenses associated with the production and distribution of our products as a result of global supply chain challenges.
IoT Products & Services gross profit margin increased 390 basis points for the six months ended March 31, 2021 as compared to the same period in the prior fiscal year. This increase primarily was a result of:
•incremental gross profit from our console servers due to the Opengear acquisition in December 2019; and
•favorable product mix within our cellular router products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IoT Solutions
The IoT Solutions gross profit margin increased 290 basis points for the three months ended March 31, 2021 as compared to the same periods in the prior fiscal year. This increase primarily was a result of:
•increased recurring subscription revenue, which typically has higher gross margins.
The IoT Solutions gross profit margin increased 20 basis points for the six months ended March 31, 2021 as compared to the same period in the prior fiscal year. This increase primarily was a result of:
•increased recurring subscription revenue, which typically has higher gross margins.
This was partially offset by:
•increased revenue attributed to hardware product sales, which carry a lower gross margin;
•increased freight and tariff charges in the first half of fiscal 2021; and
•increased remediation and warranty claims in the first quarter of fiscal 2021.
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2021		2020		incr. (decr.)	incr. (decr.)	2021		2020		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$15,437	20.0%	$14,556	19.8%	$881	6.1	$30,361	20.2%	$26,617	19.6%	$3,744	14.1
Research and development	11,355	14.7%	11,532	15.7%	(177)	(1.5)	22,448	14.9%	21,863	16.1%	585	2.7
General and administrative	10,134	13.1%	8,791	12.0%	1,343	15.3	24,549	16.3%	17,346	12.8%	7,203	41.5
Restructuring charge	161	0.2%	38	—%	123	NM	894	0.6%	38	—%	856	NM
Total operating expenses	$37,087	48.0%	$34,917	47.5%	$2,170	6.2	$78,252	52.0%	$65,864	48.5%	$12,388	18.8
NM means not meaningful
The $2.2 million increase in operating expenses in the second quarter of fiscal 2021 from the second quarter of fiscal 2020 primarily was the result of:
•an increase of $1.7 million in compensation related expenses primarily related to additional bonus and commission expense due to increased company performance; and
•increased professional fees primarily associated with merger and acquisition expenses.
This increase partially was offset by:
•a decrease of $0.9 million in travel related expenses as events and travel were restricted due to the pandemic.
The $12.4 million increase in operating expenses in the first half of fiscal 2021 from the first half of fiscal 2020 primarily was the result of:
•an increase of $5.9 million in earn-out expenses primarily as a result of revenue from Opengear exceeding our previous estimate;
•an increase of $5.3 million in compensation related expenses primarily related to incremental salaries from the Opengear acquisition in December 2019, additional commission expense due to increased revenue performance of Opengear in the first quarter of fiscal 2021 and increased employee bonuses due to increased overall company performance; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•other increases primarily related to incremental amortization expenses due to the Opengear acquisition in December 2019, restructuring charges and maintenance agreements;
This increase partially was offset by:
•a decrease of $1.8 million in travel related expenses as events and travel were restricted due to the pandemic.
OPERATING INCOME
Operating income was $3.4 million for the second quarter of fiscal 2021, compared to $3.7 million for the second quarter of fiscal 2020. Operating income was $3.2 million for the both the first half of fiscal 2021 and the first half of fiscal 2020.
IoT Product & Services provided operating income of $4.6 million in the second quarter of fiscal 2021 compared to $8.4 million in the second quarter of fiscal 2020, a decrease of $3.8 million, or 45.2%. IoT Product & Services provided operating income of $5.9 million in the first half of fiscal 2021 compared to $12.8 million in the first half of fiscal 2020, a decrease of $6.9 million, or 54.1%. Drivers for the decrease in operating income for both the quarter and year-to-date periods are described above in the revenue, gross profit and operating expenses details.
IoT Solutions had an operating loss of $1.2 million in the second quarter of fiscal 2021 compared to an operating loss of $4.6 million in the second quarter of fiscal 2020, an improvement of $3.4 million, or 73.8%. IoT Solutions had an operating loss of $2.6 million in the first half of fiscal 2021 compared to an operating loss of $9.5 million in the first half of fiscal 2020, an improvement of $6.9 million, or 72.4%. Drivers for the improvement in operating loss are described above in the revenue, gross profit and operating expenses details.
OTHER EXPENSE, NET

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2021		2020		incr. (decr.)	incr. (decr.)	2021		2020		incr. (decr.)	incr. (decr.)
Other expense, net
Interest income	$1	—%	$50	0.1%	$(49)	(98.0)	$1	—%	$281	0.2%	$(280)	(99.6)
Interest expense	(246)	(0.3)%	(1,734)	(2.4)%	1,488	NM	(648)	(0.4)%	(2,166)	(1.6)%	1,518	(70.1)
Other expense, net	77	0.1%	89	0.1%	(12)	(13.5)	(115)	(0.1)%	(147)	(0.1)%	32	(21.8)
Total other expense, net	$(168)	(0.2)%	$(1,595)	(2.2)%	$1,427	NM	$(762)	(0.5)%	$(2,032)	(1.5)%	$1,270	NM
NM means not meaningful
Other expense, net, improved $1.4 million and $1.3 million for the three and six months periods ended March 31, 2021, respectively, as compared to the same periods in the prior fiscal year. The improvement was primarily due to the decrease interest expense as we paid down our term loan and paid off our revolving loan under the prior Credit Facility and subsequently in March 2021, refinanced the balance of our term loan with a revolving loan. (see Note 7 to the condensed consolidated financial statements).
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
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended March 31,				Six months ended March 31,
	2021		2020		2021		2020
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$77,301	100.0%	$73,447	100.0%	$150,447	100.0%	$135,764	100.0%

Net income	$2,928		$2,004		$2,621		$2,212
Interest expense, net	245		1,684		647		1,885
Income tax benefit	274		125		(159)		(1,003)
Depreciation and amortization	5,002		5,236		10,052		8,853
Stock-based compensation	2,477		1,841		4,222		3,441
Changes in fair value of contingent consideration	—		(388)		5,772		(129)
Restructuring charge	161		38		894		38
Acquisition expense	609		249		624		2,155
Adjusted EBITDA(1)	$11,696	15.1%	$10,789	14.7%	$24,673	16.4%	$17,452	12.9%
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
(In thousands, except per share amounts)

	Three months ended March 31,				Six months ended March 31,
	2021		2020		2021		2020
Net income and net income per diluted share	$2,928	$0.09	$2,004	$0.07	$2,621	$0.08	$2,212	$0.07
Amortization	3,927	0.12	4,116	0.14	7,888	0.25	6,564	0.22
Stock-based compensation	2,477	0.08	1,841	0.06	4,222	0.13	3,441	0.12
Other non-operating expense	(77)	—	(89)	—	115	—	147	—
Acquisition expense	609	0.02	249	0.01	624	0.02	2,155	0.07
Changes in fair value of contingent consideration	—	—	(388)	(0.01)	5,772	0.18	(129)	—
Restructuring charge	161	—	38	—	894	0.03	38	—
Interest expense related to acquisition	248	0.01	1,709	0.06	650	0.02	2,125	0.07
Tax effect from the above adjustments (1)	(1,113)	(0.03)	(1,927)	(0.07)	(3,468)	(0.11)	(3,545)	(0.12)
Discrete tax benefits (2)	(512)	(0.02)	(102)	—	(764)	(0.02)	(1,061)	(0.04)
Adjusted net income and adjusted net income per diluted share (3)	$8,648	$0.27	$7,451	$0.25	$18,554	$0.59	$11,947	$0.40
Diluted weighted average common shares		32,223		29,486		31,436		29,585
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2021 and 20.2% for fiscal 2020 based on adjusted net income.
(2)For the three and six months ended March 31, 2021, discrete tax benefits primarily are a result of excess tax benefits recognized on stock compensation. For the three months ended March 31, 2020, discrete tax benefits were primarily a result of excess tax benefits on stock compensation. For the six months ended March 31, 2020, discrete tax benefits were primarily a result of excess tax benefits on stock compensation and an adjustment of our state deferred tax rate due to the Opengear acquisition.
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
On March 15, 2021, we entered into an amended and restated credit agreement consisting of a $200 million revolving loan. The $47.5 million term loan outstanding from the prior credit agreement was replaced by this new revolving loan along with additional proceeds of $0.6 million for a total of $48.1 million at March 31, 2021. As of March 31, 2021, $151.9 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. During the first quarter of fiscal 2021, we repaid the final $15 million of the Revolving Loan under the prior credit agreement. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. As follows, our condensed consolidated statement of cash flows for the six months ended March 31, 2021 and 2020 is summarized:

	Six months ended March 31,
($ in thousands)	2021	2020
Operating activities	$21,297	$(12,683)
Investing activities	(8,382)	(136,532)
Financing activities	59,997	112,931
Effect of exchange rate changes on cash and cash equivalents	148	1,578
Net increase (decrease) in cash and cash equivalents	$73,060	$(34,706)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows from operating activities increased $34.0 million primarily as a result of:
•increased changes in operating assets and liabilities (net of acquisitions) of $23.7 million. This primarily was due to a decrease in accounts receivable due to ramped up collections in the current fiscal year in addition to increased accounts receivable in the prior fiscal year; and
•an increase in net income of $0.4 million and non-cash adjustments of $9.9 million. These non-cash adjustments include an accrual for additional earn-out provision and increase depreciation and amortization.
Cash flows from investing activities increased $128.1 million primarily as a result of:
•an increase of $136.1 million related to the purchase of Opengear in the prior fiscal year,
•a partial offset to this decrease was $7.1 million related to the purchase of Haxiot in the current fiscal year and an additional $0.9 million related to purchases of property, equipment, and facilities improvements compared to the prior fiscal year.
Cash flows from financing activities decreased $52.9 million primarily as a result of:
•a decrease of $109.4 related to proceeds of $110.0 long-term debt from the Revolving Loan and Term Loan in the prior fiscal year partially offset by proceeds of $0.6 million from the Revolving Loan in the current fiscal year (see Note 7 to the condensed consolidated financial statements);
•a decrease of $15.0 million related to additional payments on long-term debt;
•a decrease of $4.2 million related to the financing portion of acquisition earn-out payments for the Opengear acquisition; and
•a partial offset to these decreases was an increase of $73.8 million due to the proceeds from issuance of common stock (see Note 8 to the condensed consolidated financial statements) and a $1.8 million increase in proceeds from stock award plans.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2021:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$26,221	$3,629	$6,456	$5,575	$10,561
Contingent consideration	$8,000	$3,000	$5,000	$—	$—
Revolving loan	$48,118	$—	$—	$48,118	$—
Interest on long-term debt	$4,903	$981	$1,961	$1,961	$—
Total	$87,242	$7,610	$13,417	$55,654	$10,561
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.6 million as of March 31, 2021. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of March 31, 2021, we had $48.1 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 1.25% to 3.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. Based on the balance sheet position for the Revolving Loan at March 31, 2021, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.1 million. For additional information, see Note 7 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
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
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first six months of fiscal 2021 would have resulted in a 0.7% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth under the heading "Litigation" in Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2020.
We depend on manufacturing relationships and on limited-source suppliers, and any disruptions in these relationships may cause damage to our customer relationships.
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. Further, the COVID-19 pandemic has created stress on many supply chains globally. This has had some impact on our own ability to procure certain inventory and services. Prior to our first quarter of fiscal 2021 these impacts were generally small and contained. More recently we have seen more significant shortages and higher prices in our ability to procure certain inventory. In addition, shipping costs have recently increased significantly as well. We do expect these shortages and higher costs to have some impact on our business in upcoming quarters, although the severity and duration of the impacts is not clear at this time they could potentially be material. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability and cost of many of these components to us is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events such as the ongoing pandemic. As an example of force majeure, a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components currently obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2021 - January 31, 2021	2,301	$18.91	—	$—
February 1, 2021 - February 28, 2021	16,359	$23.01	—	$—
March 1, 2021 - March 31, 2021	—	$—	—	$—
	18,660	$22.50	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
1	(a)	Purchase Agreement dated as of March 3, 2021 by and between the Company and Piper Sandler & Co., as representative of the several underwriters named in Schedule I thereto (1)	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (3)	Incorporated by Reference

10	(a)
Amended and Restated Credit Agreement dated as of March 15, 2021 with BMO Harris Bank N.A., as administrative agent and collateral agent, BMO Capital Markets Corp., as joint lead arranger and sole bookrunner, and Silicon Valley bank, as joint lead arranger and syndication agent, and the other lenders from time to time party thereto* (4)
Incorporated by Reference

10	(b)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)**	Filed Electronically

10	(c)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)**	Filed Electronically

10	(d)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)**	Filed Electronically

10	(e)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)**	Filed Electronically

10	(f)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)**	Filed Electronically

10	(g)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)**	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101		The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2021 is formatted in iXBRL (included in Exhibit 101).
____________
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Digi agrees to furnish to the Commission a copy of any omitted schedule upon request.
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 5, 2021.
(2)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(3)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(4)Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 7, 2021	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)